Form 10-Q
period 1995-06-30
NOISE CANCELLATION TECHNOLOGIES INC
filed 1995-08-11
CIK 722051

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED       JUNE 30, 1995
                               -------------------

COMMISSION FILE NUMBER:   0-18267
- ---------------------------------

Noise Cancellation Technologies, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              59-2501025
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


1025 West Nursery Road, Linthicum, Maryland  21090
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(410) 636-8700
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    X   Yes       No
                                                -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              88,761,184 shares outstanding as of August 8, 1995

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)


(UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS            SIX MONTHS
                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                        --------------------    --------------------
                                                          1994        1995        1994        1995
                                                        --------    --------    --------    --------
REVENUES:
  TECHNOLOGY LICENSING FEES                                $250        $625        $250      $3,225
  PRODUCT SALES, NET                                        693         309       1,057         688
  ENGINEERING AND DEVELOPMENT SERVICES                    1,224         491       2,016       1,447
                                                        --------    --------    --------    --------
       TOTAL REVENUES                                    $2,167      $1,425      $3,323      $5,360
                                                        --------    --------    --------    --------

COSTS AND EXPENSES:
  COSTS OF SALES                                           $588         262        $825        $595
  COSTS OF ENGINEERING AND DEVELOPMENT SERVICES           1,170         497       1,922       1,567
  SELLING, GENERAL AND ADMINISTRATIVE                     2,406       1,921       4,233       3,318
  RESEARCH AND DEVELOPMENT                                2,026       1,016       4,184       2,365
  EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES           566          -          956          -
  INTEREST (INCOME) EXPENSE                                (178)        (20)       (304)        (15)
                                                        --------    --------    --------    --------
     TOTAL COSTS AND EXPENSES                            $6,578      $3,676     $11,816      $7,830
                                                        --------    --------    --------    --------

NET (LOSS)                                              $(4,411)    $(2,251)    $(8,493)    $(2,470)
                                                        ========    ========    ========    ========
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                      81,627      86,288      81,518      86,215
                                                        ========    ========    ========    ========

NET LOSS PER COMMON SHARE                                 $(.05)      $(.03)      $(.10)      $(.03)
                                                        ========    ========    ========    ========


         The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (NOTE 1)


(UNAUDITED)                                                       (THOUSANDS OF DOLLARS)

                                                                   DECEMBER 31,  JUNE 30,
                              ASSETS                                   1994        1995
                                                                   -----------   --------
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS (NOTE 2)                                $2,423     $1,130
     SHORT-TERM INVESTMENTS                                                18         18
     ACCOUNTS RECEIVABLE:
         TRADE:
                TECHNOLOGY LICENSING FEES                                 105          -
                JOINT VENTURES AND AFFILIATES (NOTE 3)                  1,123        820
                OTHER                                                     874        756
         UNBILLED                                                         333        434
         ALLOWANCE FOR DOUBTFUL ACCOUNTS                                 (901)      (886)
                                                                     ---------  ---------
                     TOTAL ACCOUNTS RECEIVABLE                         $1,534     $1,124

     INVENTORIES, NET OF RESERVES (NOTE 4)                              2,124      2,100
     OTHER CURRENT ASSETS                                                 314        106
                                                                     ---------  ---------
                     TOTAL CURRENT ASSETS                              $6,413     $4,478

PROPERTY AND EQUIPMENT, NET                                             3,331      3,451
PATENT RIGHTS AND OTHER INTANGIBLES, NET                                2,336      2,397
OTHER ASSETS                                                              291        294
                                                                     ---------  ---------
                                                                      $12,371    $10,620
                                                                     =========  =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     ACCOUNTS PAYABLE                                                  $2,490     $2,572
     ACCRUED EXPENSES                                                     672        587
     LOSSES IN EXCESS OF INVESTMENT IN JOINT VENTURES                   1,680      1,420
     ACCRUED PAYROLL, TAXES AND RELATED EXPENSES                          602        372
     CUSTOMERS' ADVANCES                                                   46          -
                                                                     ---------  ---------
                     TOTAL CURRENT LIABILITIES                         $5,490     $4,951
                                                                     ---------  ---------

LOSSES IN EXCESS OF INVESTMENT IN JOINT VENTURES                       $1,413     $1,097
                                                                     ---------  ---------
COMMITMENTS AND CONTINGENCIES

                       STOCKHOLDERS' EQUITY
COMMON STOCK, $.01 PAR VALUE, 100,000,000 SHARES AUTHORIZED; ISSUED
   AND OUTSTANDING 86,088,644 AND 86,293,658 SHARES, RESPECTIVELY        $861       $863
ADDITIONAL PAID-IN-CAPITAL                                             75,177     75,154
ACCUMULATED DEFICIT                                                   (68,780)   (71,250)
CUMULATIVE TRANSLATION ADJUSTMENT                                         152        177
COMMON STOCK SUBSCRIPTIONS RECEIVABLE                                  (1,196)         -
EXPENSES TO BE PAID WITH COMMON STOCK                                    (746)      (372)
                                                                     ---------  ---------
                     TOTAL STOCKHOLDERS' EQUITY                        $5,468     $4,572
                                                                     ---------  ---------

                                                                      $12,371    $10,620
                                                                     =========  =========


         The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)

(Unaudited)                                                                    (THOUSANDS OF DOLLARS)

                                                                                     SIX MONTHS
                                                                                    ENDED JUNE 30,
                                                                                ---------------------
                                                                                  1994         1995
                                                                                --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                                      $(8,493)     $(2,470)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                   339          599
    COMMON STOCK ISSUED AS CONSIDERATION FOR:
      COMPENSATION                                                                   -             7
      RENT                                                                           73          191
    PROVISION FOR DOUBTFUL ACCOUNTS                                                  -            86
    EQUITY IN NET LOSS OF UNCONSOLIDATED AFFILIATES                                 956           -
    UNREALIZED FOREIGN CURRENCY (GAIN) LOSS                                           4            9
    LOSS ON DISPOSITION OF FIXED ASSETS                                              -            30
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
      (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                                   (768)         338
      DECREASE IN LICENSE FEES RECEIVABLE                                            30           -
      (INCREASE) DECREASE IN INVENTORIES                                         (1,626)          24
      (INCREASE) DECREASE IN OTHER ASSETS                                          (594)          99
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES               (1,009)         577
      (DECREASE) IN OTHER LIABILITIES                                              (425)        (656)
                                                                                --------     --------

    NET CASH (USED IN) OPERATING ACTIVITIES                                    $(11,513)     $(1,166)
                                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                                            $(628)        $(25)
  ACQUISITION OF PATENT RIGHTS                                                      (70)        (210)
  INVESTMENT IN JOINT VENTURES                                                     (191)
  PROCEEDS OF SALES OF SHORT-TERM INVESTMENTS (NET)                              10,623           -
                                                                                --------     --------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          $9,734        $(235)
                                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PROCEEDS FROM:
    EXPENSES RELATED TO PRIOR SALE OF COMMON STOCK                                 $(20)
    EXERCISE OF STOCK PURCHASE WARRANTS AND OPTIONS                                 208          108
                                                                                --------     --------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                                      $188         $108
                                                                                --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            $(1,591)     $(1,293)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   3,154        2,423
                                                                                --------     --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $1,563       $1,130
                                                                                ========     ========

CASH PAID FOR INTEREST                                                               $2           $7
                                                                                ========     ========



         The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NOISE CANCELLATION TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994.

         The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $71.3 million on a cumulative basis through June 30, 1995. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

         Cash, cash equivalents and short-term investments amounted to $1.1 million at June 30, 1995, decreasing from $2.4 million at December 31, 1994. Management does not believe that available funds are sufficient to sustain the Company for the next twelve months. Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales and engineering and development revenue, the operating cost savings from the reduction in employees and reduced capital expenditures should be sufficient to sustain the Company's anticipated future level of operations into 1996. However, the period during 1996 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain.

         There can be no assurance that additional funding will be provided by technology licensing fees, royalties and product sales and engineering and development revenue. In that event, the Company would have to further and substantially cut back its level of operations in order to conserve cash.
These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet its obligations. The uncertainties described in the preceding paragraph raise substantial doubt at June 30, 1995, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


2. JOINT VENTURES AND OTHER STRATEGIC ALLIANCES:

         The following is a summary of selected activity in the Company's joint ventures and other strategic alliances during the six months ended June 30, 1995.

         In the December 1993 agreement with Tenneco Automotive (a division of Tennessee Gas Pipeline Company), the Company agreed to fund up to $4.0 million of product and technology development work of the Company attributable to Walker Noise Cancellation Technologies ("WNCT"), a 50/50 general partnership between NCT Muffler, Inc., a wholly-owned subsidiary of the Company, and Walker Electronic Mufflers, Inc. ("Walker"), a wholly-owned subsidiary of Tennessee Gas Pipeline Company. The Company has recorded its entire share of the losses of WNCT as of December 31, 1994. Such losses which exceed the Company's remaining investment in WNCT amounted to $2.9 million at December 31, 1994. Of the $2.9 million, $1.5 million was recorded as a current liability. The balance of $1.4 million was classified as a long term liability. During the six months ended June 30, 1995, the Company funded $.4 million of the above noted $2.9 million liability for product and technology development attributable to WNCT, of which $.3 million related to the second quarter.

         The Company is continuing negotiations with Tenneco Automotive regarding the anticipated level of funding of WNCT for 1995 and beyond. These negotiations include the Company's commitment (discussed above) to help fund $4.0 million of product and technology development work and the future percent ownership by Tenneco Automotive and the Company in WNCT. The Company is unable to predict the outcome of such negotiations at this time. Except for the obligation to help fund $4.0 million of product and technology work as discussed above, as such commitment may be modified as a result of the Company's ongoing negotiations with Tenneco Automotive, the Company has no current plans, obligation or intention to provide additional funding to WNCT.

         In March 1995, the Company and Ultra Electronics Ltd. ("Ultra") amended their teaming agreement and concluded a licensing and royalty agreement for $2.6 million and a future royalty of 1 1/2% of sales commencing in 1998. Under the agreement, Ultra has also acquired the Company's active aircraft quieting business based in Cambridge, England, leased a portion of the Cambridge facility and has employed certain of the Company's employees.



3.  ACCOUNTS RECEIVABLE:

         Accounts receivable include amounts due (fully reserved) from QuietPower Systems, Inc. (formerly Active Acoustical Solutions, Inc.) a related party, in the amount of $0.6 million and $0.5 million at June 30, 1995, and December 31, 1994, respectively.

4.  INVENTORIES:

         Inventories comprise the following:

(Thousands of dollars)                                       DECEMBER 31,         JUNE 30,
                                                                 1994               1995
                                                             ------------         --------
Components                                                        $2,452           $2,363
Finished Goods                                                     1,697            1,022
                                                             ------------         --------
Gross Inventory                                                   $4,149           $3,385
Reserve for Obsolete & Slow Moving Inventory                      (2,025)          (1,285)
                                                             ------------         --------
     Inventory, Net of Reserves                                   $2,124           $2,100
                                                             ============         ========

w



5.  STOCKHOLDERS EQUITY:

         The changes in stockholders' equity during the six months ended June 30, 1995, were as follows:

(In thousands)                      Exercise of
                    Balance at       Warrants        Settlement                  Net (loss)                      Balance at
                   December 31,        and               of           Foster      for the       Translation       June 30,
                       1994           Options        Obligation        Notes       Period        Adjustment         1995
                   ------------     -----------      ----------       ------     ----------     -----------      ----------
Common Stock:
     Shares              86,089             205              --           --             --              --          86,294
     Amount                $861              $2        $     --     $     --       $     --        $     --            $863

Additional
  Paid-in Capital        75,177             107           (130)           --             --              --          75,154

Accumulated
  Deficit               (68,780)             --              --           --         (2,470)             --         (71,250)

Cumulative
  Translation
  Adjustment                152              --              --           --             --              25             177

Stock
  Subscription
  Receivable             (1,196)             --              --        1,196             --              --              --

Expenses to be
  Paid with
  Common Stock             (746)             --             374           --             --              --            (372)


6.  LITIGATION:

         On September 17, 1992, Harris Landgarten, a former officer and director of the Company filed suit against the Company in the United States District Court for the Southern District of New York claiming that the Company breached contractual promises with him and that the Company fraudulently deprived him of certain securities. The operative amended complaint demanded actual damages of approximately $3 million and punitive damages of $5 million. At the conclusion of the trial on May 1, 1995, the jury returned a verdict in favor of the Company with respect to two claims, for fraud and breach of contract, for which Landgarten sought the most damages. On a claim of non-payment of a consulting fee, the jury awarded Landgarten $104,000. The jury also rendered an advisory verdict in favor of Landgarten for $35,000 on a claim of unjust enrichment. On July 26, 1995, the Company and Landgarten executed a settlement agreement pursuant to which the company paid Landgarten $125,000 and the suit was dismissed with prejudice.

         As previously disclosed, Chaplin Patents Holding Company, Inc.("CPH"), a wholly owned subsidiary of the Company, had sued Lotus Cars Limited and Group Lotus

Limited (collectively "Lotus") in Patents County Court in the United
Kingdom for infringement of certain of the Chaplin Patents. On July 13, 1995, CPH, the Company and Lotus executed a settlement agreement pursuant to which the action against Lotus and the counterclaims against CPH and the Company were withdrawn and not to be re-commenced, Lotus was granted a non-exclusive license for various applications in the land and water based vehicular field, subject to prior rights, with respect to the three Chaplin Patents that were the subject of the suit, and CPH paid L125,000 (approximately $190,000) to Lotus, which amount had previously been transferred to the Court and was being held as security for costs.

         On June 22, 1995, Wilhelm & Dauster, a German law firm, commenced a suit against the Company in the United States District Court for the District of Maryland, Southern Division, to recover $125,000 claimed to be owed by the Company to that firm for legal services, disbursements and costs rendered to and incurred on behalf of the Company with respect to intellectual property matters in Europe. The Company expects to conclude a settlement of this claim on terms that should not have a material effect on the Company's financial condition or future operating results.

7.  SUBSEQUENT EVENT:

         On July 28, 1995, Foster Electric Co., Ltd. ("Foster"), Foster NCT Headsets International ("FNH") and the Company executed a letter agreement amending the 1991 agreement covering their headset joint venture company, FNH. Pursuant to that agreement Foster acquired the Company's 50% interest in FNH and a license to manufacture headsets for FNH and NCT with tooling currently owned by NCT in consideration for Foster's assumption of FNH's outstanding liabilities of $303,000. The agreement also grants FNH the right to sell certain headsets on an exclusive basis in Japan and a non-exclusive basis throughout the rest of the Far East, in consideration for a royalty on the sale of such headsets.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

         GENERAL BUSINESS ENVIRONMENT

         The Company is in transition from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Revenues from product sales were limited to sales of specialty products and prototypes.

         From the Company's inception through June 30, 1995, approximately 25% of its operating revenues, which exclude technology licensing fees, royalties and other revenue, have come from the sale of the Company's active noise cancellation systems, while approximately 75% of its operating revenues, which exclude technology licensing fees, royalties and other revenue have come from the performance of engineering and development services.

         During the six months ended June 30, 1995, the Company received approximately 68% of its operating revenues, which excludes technology licensing fees and other revenue, from engineering and development funding.

         In connection with this transition, the Company has shifted its focus to applications and products that represent near term revenue generation. This is reflected in the fact that 60% of the Company's total revenue in the first half of 1995 is derived from technology licensing fees and 13% of its total revenue came from product sales. There can be no assurance that future technology licensing fees and product sales will continue at that level.

         As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of active noise and vibration control build, revenues from technology licensing fees, royalties and product sales are forecast to fund an increasing share of the Company's requirements. The funding from these sources, if realized, will reduce the Company's dependence on engineering and development funding.

         Note 1 to the accompanying Condensed Consolidated Financial Statements and the liquidity and capital resources section which follows describe the current status of the

Company's available cash balances and the uncertainties which exist that raise substantial doubt as to the Company's ability to continue as a going concern.

         The Company has entered into a number of alliances and strategic relationships with established firms for the integration of its technology into products. The speed with which the Company can achieve the commercialization of its technology depends in large part upon the time taken by these firms and their customers for product testing, and their assessment of how best to integrate the technology into their products and into their manufacturing operations. While the Company works with these firms on product testing and integration, it is not always able to influence how quickly this process can be completed.

         In the first quarter of 1995, the Company began shipping ProActive(TM) industrial headsets and continued to ship those headsets and the NoiseBuster(TM) consumer headsets throughout the second quarter. The Company is also currently selling products through two of its alliances: the Company's joint venture with Walker is manufacturing and selling industrial silencers and Siemens is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines.

         Product revenues for the three months and six months ended June 30, 1994 and 1995 were:


                                PRODUCT REVENUES


  (Thousands of dollars)               Three Months Ended June 30,               Six Months Ended June 30,
                                      Amount        As a % of Total        Amount            As a % of Total
                                 --------------     ----------------  ---------------      ------------------
         Product                 1994      1995      1994      1995    1994      1995       1994         1995
- -----------------------------    ----      ----      ----      ----    ----      ----       ----         ----
Headsets                         $680      $296      98.1%     95.7%  $1,012     $667       95.7%       97.0%
Other                              44         5       6.3%      1.6%      44       16        4.2%        2.3%
Fan Quieting Products               6         2       0.9%      0.7%       7        2        0.7%        0.3%
Industrial Silencers              (37)        6     (5.3)%      1.9%      (6)       3      (0.6)%        0.4%
                                 ----      ----     -----     -----   -----      ----      -----       -----
Total                            $693      $309     100.0%    100.0%  $1,057     $688      100.0%      100.0%
                                 ====      ====     =====     =====   ======     ====      =====       =====


         The availability of high-quality, low-cost electronic components for integration into the Company's products also is critical to the commercialization of the Company's technology. The Company is working with its strategic partners, Analog Devices, Inc. and Harris Corporation, to reduce the size and cost of the Company's active control systems. The Company is working with suppliers to standardize electronic components used in the Company's systems. Management believes that, by working with its strategic partners and other suppliers, the Company will be able to offer low-cost electronic controllers and components suitable for high-volume production.

         The Company continues to make investments in its technology and intellectual property and has incurred development costs for engineering prototypes, pre-production models and field testing of several products. Management believes that the Company's investment in its technology has resulted in the expansion of its intellectual property portfolio and improvement in the functionality, speed and cost of components and products.

         Management believes that the funding provided by technology licensing fees, royalties and product sales, if realized, coupled with the cost savings obtained from its staff reductions, should enable the Company to continue operations into 1996. If the Company is not able to increase technology licensing fees, royalties and product sales, it will have to further cut its level of operations substantially in order to conserve cash. (Refer to Note 1
- - "Notes to the Condensed Consolidated Financial Statements" for a further discussion relating to continuity of operations.)


         RESULTS OF OPERATIONS

         Total revenues for the first six months of 1995 increased by 61% to $5,360,000 from $3,323,000 when compared with the same period in 1994.

         Product sales decreased 35% to $688,000 reflecting a recuction in orders for MRI headsets from Siemens, decreased revenue from NoiseBuster(TM) sales due to reductions in average price and units sold, and a decrease in industrial silencers sales. Engineering and development services decreased by 28% to $ 1,447,000, primarily due to the elimination of funding from Ultra for aircraft cabin quieting in connection with the transfer of that business to Ultra in the first quarter of 1995 and from staff reductions.

         Technology licensing fees in the first six months of 1995 amounted to $3,225,000, reflecting the Company's emphasis on expanding technology licensing fee revenue. Technology licensing fees during the same period in 1994 amounted to $250,000.

         Cost of product sales decreased 28% to $595,000 and the product margin decreased to 14% from 22% during the same period in 1994, primarily due to lower NoiseBuster(TM) sales as noted above. Cost of engineering and development services decreased 18% to $1,567,000, primarily due to staff reductions. The gross margin on engineering and development services decreased to (8)% from 5% during the same period in 1994, primarily due to cost overruns on several contracts.

         Selling, general and administrative expenses for the first half of 1995 decreased by 22% to $3,318,000 from $4,233,000 for the same period in 1994, primarily due to realizations of cost savings from the plans initiated in the latter part of 1994. Of this decrease, $736,000 was directly attributable to salaries and related expenses. Advertising and marketing expenses decreased by 24% to 506,000. Office and occupancy expenses decreased by 43% or $130,000. Professional fees increased by 109% to $1,122,000 primarily due to legal fees related to litigation and patent prosecution and maintenance. Travel and entertainment decreased by 68% or $341,000.

         Depreciation and amortization included in selling, general and administrative expenses increased by 23% or $61,000, from $210,000 to $271,000, reflecting the increased amortization of intellectual property.

         Research and development expenditures for the first six months of 1995 decreased by 44% to $2,365,000 from $4,184,000 for the same period in 1994, primarily due to realizations of cost savings from the plans initiated in the latter part of 1994.

         In the first half of 1995, interest (income) expense decreased to $(15,000) from $(304,000) for the same period of 1994 reflecting the decrease in 1995 of available funds to invest.

         Under most of the Company's joint venture agreements, the Company is not required to fund any capital requirements of these joint ventures beyond its initial capital contribution. In accordance with U.S. generally accepted accounting principles, when the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method of accounting for its investment. The Company will not be able to record any equity in income with respect to an entity until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded.


         LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $71.3 million on a cumulative basis through June 30, 1995. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the technology license fees and engineering and development funds provided to the venture or the Company are recovered.

         Management believes that with the funding derived from forecasted technology licensing fees, royalties, and product sales and engineering and development revenue, the operating cost savings from the reduction in employees and reduced capital expenditures should be sufficient to sustain the Company's anticipated future level of operations into 1996. Management does not believe that available funds are sufficient to sustain the Company for the next twelve months. However, the period during 1996 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and development revenue, and the achievement of the operating cost savings from the events described above, all of which are presently uncertain.

         There can be no assurance that additional funding will be provided by technology licensing fees, royalties, product sales and engineering and development revenue. In that event, the Company would have to further cut back its level of operations substantially in order to conserve cash. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. The uncertainty with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies, raises substantial doubt about the Company's ability to continue as a going concern. Further discussion of these uncertainties is presented in Note 1 to the accompanying "Notes to the Condensed Consolidated Financial Statements".

         In December 1994, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1996. Under this plan, the Company needed to generate approximately $15.5 million to fund its operations for 1995. The Company believed that it could generate approximately $14.5 million from operations in 1995, with the shortfall of $1.0 million to be taken from cash reserves. Included in such amount was approximately $5.0 million in sales of new products and approximately $3.0 million of technology licensing fees and royalties.
Through June 30, 1995, the Company has generated $3.2 million in license fees and $.07 million in product sales. While the Company has exceeded its expectations to date regarding technology licensing fees, production delays have slowed new product sales. Management believes that the shortfall in product sales will be mitigated by additional license fees, although there is no certainty that additional license fees will be realized in an amount sufficient to eliminate such shortfall. Additionally, operating expenses have been reduced and through June were less than projected in the plan adopted in December of 1994. Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's ability to overcome its present financial difficulties. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues. If, during the remainder of 1995, management of the Company determines that it will be unable to meet or exceed the plan discussed above, the Board of Directors of the Company has mandated that the Company reduce its level of operations to a level that can be sustained with cash generated in 1995, utilizing approximately $1.0 to $1.5 million of cash reserves. The Company will continue to monitor its performance against the plan on a monthly basis and, if necessary, reduce its level of operations accordingly. The Company believes that the plan discussed above constitutes a viable plan for the continuation of the Company's business into 1996.

         The Company believes that the level of financial resources available to it is an essential competitive factor. While the Company has no plans to do so at present, it may elect to raise additional capital, from time to time, through equity or debt financing in order to capitalize on business opportunities and market conditions.

         At June 30, 1995, cash and short-term investments amounted to $1.1 million. Additionally, on August 4, 1995, the Company sold 2,000,000 shares of its common stock in a private placement that resulted in $660,000 to the Company. As part of the purchase agreement for such shares, the Company agreed to use its best efforts to register these shares for resale under the Securities Act within nine months of the date of closing. The available resources were invested in interest bearing money market accounts. The

Company's investment objective is preservation of capital while earning a moderate rate of return.

         The Company's working capital decreased to $(0.5) million at June 30, 1995, from $0.9 million at December 31, 1994. This decrease of $1.4 million was due primarily to the net loss of $2.5 million reported for the period.

         During the first half of 1995, the net cash used in operating activities was $1.2 million, compared with $11.5 million used in operating activities during the first half of 1994.

         The net cash used in investing activities amounted to $0.2 million during the period primarily relating to the acquisition of patent rights. The net cash provided by financing activities amounted to $0.1 million primarily from the exercise of options and warrants.

         The Company has no lines of credit with banks or other lending institutions and therefore has no unused borrowing capacity.


CAPITAL EXPENDITURES

         The Company intends to continue its business strategy of working with supply, manufacturing, distribution and marketing partners to commercialize its technology. The benefits of this strategy include: (i) dependable sources of controllers, integrated circuits and other system components from supply partners, which leverages on their purchasing power, provides important cost savings and accesses the most advanced technologies; (ii) utilization of the existing manufacturing capacity of the Company's allies, enabling the Company to integrate its active technology into products with limited capital investment in production facilities and manufacturing personnel; and (iii) access to well-established channels of distribution and marketing capability of leaders in several market segments.

         The Company's strategic agreements have enabled the Company to focus on developing product applications for its technology and limit the Company's capital requirements.

         There were no material commitments for capital expenditures as of June 30, 1995, and no material commitments are anticipated in the near future other than the Company's commitment to help fund the product and technology development work of the Company attributable to WNCT. Of the original $4.0 million commitment, the Company's remaining obligation at June 30, 1995 was $2.5 million. (Refer to Note 2 - "Notes to the Condensed Consolidated Financial Statements" for further discussion of the WNCT funding commitment.)

PART III - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         For discussion of legal proceedings, see Note 6 - "Notes to the Condensed Consolidated Financial Statements" which is incorporated by reference herein.


ITEM 6 -  EXHIBITS

 (a)     Exhibits.

         Exhibit No.                                        Description
         -----------                                        -----------
           10(a)         Letter agreement among Foster Electric Co., Ltd., Foster NCT Headsets
                         International, Ltd. and the Company dated July 28, 1995.

           10(b)         Master Agreement between Noise Cancellation Technologies, Inc. and Quiet Power
                         Systems, Inc. dated March 27, 1995.  (Incorporated by reference to Exhibit 10(a)
                         of the Company's report on Form 8-K filed with the Securities and Exchange commission on August 4, 1995)

           10(c)         Letter Agreement between Noise Cancellation Technologies, Inc. and Quiet Power
                         Systems, Inc. dated April 21, 1995. (Incorporated by reference to Exhibit 10(b)
                         of the Company's report on Form 8-K filed with the Securities and Exchange commission on August 4, 1995)

           10(d)         Variation of Teaming Agreement between Noise Cancellation Technologies, Inc. and
                         Ultra Electronics Limited dated April 6, 1995.  (Incorporated by reference to
                         Exhibit 10(c) of the Company's report on Form 8-K filed with the Securities and
                         Exchange commission on August 4, 1995.)

           10(e)         Agreement for Sale and Purchase of Part of the Business and Certain Assets among
                         Noise Cancellation Technologies, Inc., Noise Cancellation Technologies (UK)
                         Limited and Ultra Electronics Limited dated April 6, 1995.  (Incorporated by reference to Exhibit 10(d) of the Company's report on Form 8-K filed with the
                         Securities and Exchange commission on August 4, 1995.)

           10(f)         Patent License Agreement among Noise Cancellation Technologies, Inc., Noise
                         Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated April
                         6, 1995. (Incorporated by reference to Exhibit 10(e) of the Company's report on
                         Form 8-K filed with the Securities and Exchange commission on August 4, 1995.)

           10(g)         License Agreement between Chaplin Patents Holding Co., Inc.  and

                         Ultra Electronics Limited dated April 6, 1995. (Incorporated by reference to
                         Exhibit 10(f) of the Company's report on Form 8-K  filed with the Securities and
                         Exchange commission on August 4, 1995.)

           10(h)         Patent Sub-License Agreement among Noise Cancellation Technologies, Inc., Noise
                         Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated May
                         15, 1995. (Incorporated by reference to Exhibit 10(g) of the Company's report on
                         Form 8-K filed with the Securities and Exchange commission on August 4, 1995.)

         *10(i)          Agreement among Noise Cancellation Technologies, Inc., Noise Cancellation
                         Technologies (UK) Limited, Dr. Andrew John Langley, Dr. Graham  Paul Eatwell and
                         Dr. Colin Fraser Ross dated April 6, 1995. (Incorporated by reference to Exhibit
                         10(h) of the Company's report on Form 8-K filed with the Securities and Exchange commission on August 4, 1995.)

            11           Computation of Net (Loss) Per Share


            27           Financial Data Schedule

         (b)     The following reports on Form 8-K were filed during the period covered by this report:

              (1)        A report on Form 8-K was filed on January 6, 1995, reporting the engagement of
                         Richard A. Eisner & Company L.L.P. as the Company's independent accountant.

              (2)        A report on Form 8-K was filed on March 22, 1995, reporting a ruling by the court in the suit by Harris Landgarten against the Company.

              (3)        A report on Form 8-K was filed on August 4, 1995, reporting the filing of
                         Exhibits 10(b) - 10(i) of this report.

- -------------------------

       * Pertains to a management contract

                     NOISE CANCELLATION TECHNOLOGIES, INC.


SIGNATURE

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     NOISE CANCELLATION TECHNOLOGIES, INC.


By: /s/ Michael J. Parrella
    -----------------------
       Michael J. Parrella
       President


By: /s/ Stephen J. Fogarty
    -----------------------
       Senior Vice President and
       Chief Financial Officer


Dated: August 14, 1995