Form 10-Q
period 1995-09-30
NOISE CANCELLATION TECHNOLOGIES INC
filed 1995-11-15
CIK 722051

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED       SEPTEMBER 30, 1995
                               --------------------------

COMMISSION FILE NUMBER:   0-18267
---------------------------------


Noise Cancellation Technologies, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                              59-2501025
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 1025 West Nursery Road, Linthicum, Maryland  21090
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

(410) 636-8700
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            X    Yes        No
                                          ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              89,136,901 shares outstanding as of November 7, 1995

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
 (Unaudited)


                                                                    (In thousands, except per share amounts)

                                                                 Three Months                     Nine Months
                                                             Ended September 30,               Ended September 30,
                                                      -------------------------------     -----------------------------
                                                           1994            1995              1994             1995
                                                      -------------     -------------     ------------    -------------
REVENUES:
  Technology licensing fees                                   $201           $140              $451           $3,365
  Product sales, net                                           873            551             1,930            1,239
  Engineering and development services                       1,585            430             3,601            1,877
                                                         ----------       --------          --------         --------
         Total revenues                                     $2,659         $1,121            $5,982           $6,481
                                                         ----------       --------          --------         --------

COSTS AND EXPENSES:
  Costs of sales                                            $1,600           $467            $2,425           $1,062
  Costs of engineering and development services              1,620            360             3,542            1,927
  Selling, general and administrative                        2,399          1,040             6,632            4,358
  Research and development                                   2,497          1,214             6,681            3,579
  Equity in net loss of unconsolidated affiliates              509              -             1,465                -
  Provision for doubtful accounts                              200            371               200              371
  Interest (income) expense                                   (191)             1              (495)             (14)
                                                         ----------       --------          --------         --------
       Total costs and expenses                             $8,634         $3,453           $20,450          $11,283
                                                         ----------       --------          --------         --------

NET (LOSS)                                                 $(5,975)       $(2,332)         $(14,468)         $(4,802)
                                                         ==========       ========          ========         ========

Weighted average number of common
  shares outstanding                                        82,694         87,708            81,970           86,804
                                                         ==========       ========          ========         ========

NET LOSS PER COMMON SHARE                                  $(.07)          $(.03)            $(.18)           $(.06)
                                                         ==========       ========          ========         ========

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
(Unaudited)


                                                                                        (Thousands of dollars)
                                                                                  December 31,           September 30,
                                                                                      1994                    1995
                                                                                  ------------           -------------
                           ASSETS
Current assets:
     Cash and cash equivalents (Note 2)                                             $2,423                    $237
     Short-term investments                                                             18                      18
     Accounts receivable:
         Trade:
                Technology licensing fees (Note 3)                                     105                      -
                Joint Ventures and affiliates (Note 3)                               1,123                     764
                Other (Note 3)                                                         874                     984
         Unbilled                                                                      333                     313
         Allowance for doubtful accounts                                              (901)                 (1,168)
                                                                                  --------               ---------
                     Total accounts receivable                                      $1,534                    $893

     Inventories, net of reserves (Note 4)                                           2,124                   2,105
     Other current assets                                                              314                     150
                                                                                  --------               ---------
                     Total current assets                                           $6,413                  $3,403

Property and equipment, net                                                          3,331                   3,251
Patent rights and other intangibles, net                                             2,336                   2,299
Other assets                                                                           291                     294
                                                                                  --------               ---------
                                                                                   $12,371                  $9,247
                                                                                  ========               =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $2,490                  $2,283
     Accrued expenses                                                                  672                     488
     Losses in excess of investment in joint ventures                                1,680                   1,420
     Accrued payroll, taxes and related expenses                                       602                     348
     Customers' advances                                                                46                      55
                                                                                  --------               ---------
                     Total current liabilities                                      $5,490                  $4,594
                                                                                  --------               ---------
Losses in excess of investment in joint ventures                                    $1,413                  $1,038
                                                                                  --------               ---------
Commitments and contingencies

                       STOCKHOLDERS' EQUITY
Common stock, $.01 par value, 100,000,000 shares authorized; issued
   and outstanding 86,088,644 and 89,136,901 shares, respectively                     $861                    $891
Additional paid-in-capital                                                          75,177                  76,205
Accumulated deficit                                                                (68,780)                (73,582)
Cumulative translation adjustment                                                      152                     171
Common stock subscriptions receivable                                               (1,196)                     -
Expenses to be paid with common stock                                                 (746)                    (70)
                                                                                  --------               ---------
                     Total stockholders' equity                                     $5,468                  $3,615
                                                                                  --------               ---------
                                                                                   $12,371                  $9,247
                                                                                  ========               =========

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)

                                                                                  (Thousands of dollars)

                                                                                        Nine Months
                                                                                     Ended September 30,
                                                                              ---------------------------------
                                                                                   1994                 1995
                                                                              ------------        -------------
Cash flows from operating activities:
   Net loss                                                                       ($14,468)             ($4,802)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities:
        Depreciation and amortization                                                  494                  912
        Common stock issued as consideration for:
           Compensation                                                                 73                    8
           Rent                                                                          -                  335
        Reserve against tooling costs                                                  300                    -
        Reserve against inventory                                                      620                    -
        Provision for doubtful accounts                                                200                  371
        Charge for acquisition of research and development                             500                    -
        Equity in net loss of unconsolidated affiliates                              1,465                    -
        Unrealized foreign currency loss                                                60                    9
        Loss on disposition of fixed assets                                              -                   30
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                                 (909)                 277
           (Increase) in license fees receivable                                       (50)                   -
           (Increase) decrease in inventories                                       (1,491)                  18
           Decrease in other assets                                                    447                   55
           Increase (decrease) in accounts payable and accrued expenses               (778)                 152
           (Decrease) in other liabilities                                          (1,367)                (643)
                                                                              ------------        -------------

        Net cash (used in) operating activities                                   $(14,904)             $(3,278)
                                                                              ------------        -------------

Cash flows from investing activities:
   Capital expenditures                                                            ($1,914)                ($42)
   Acquisition of patent rights                                                        (70)                (210)
   Investment in joint ventures                                                       (191)                   -
   Proceeds of sales of short-term investments (net)                                15,070                    -
                                                                              ------------        -------------
        Net cash provided by (used in) investing activities                        $12,895                $(252)
                                                                              ------------        -------------

Cash flows from financing activities:
   Proceeds from:
        Sale of common stock                                                    $        -                 $660
        Expenses related to prior sale of common stock                                 (20)                   -
        Exercise of stock purchase warrants and options                                830                  684
                                                                              ------------        -------------

        Net cash provided by financing activities                                     $810               $1,344
                                                                              ------------        -------------

Net (decrease) in cash and cash equivalents                                        $(1,199)             $(2,186)
Cash and cash equivalents - beginning of period                                      3,154                2,423
                                                                              ------------        -------------

Cash and cash equivalents - end of period                                           $1,955                 $237
                                                                              ============        =============

Cash paid for interest                                                                  $5                  $12
                                                                              ============        =============

Non-cash investing and financing activity:
   Issuance of common stock in exchange for certain assets of ANVT               $2,200                $  -
                                                                              ============        =============

                     NOISE CANCELLATION TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1994.

         The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $73.6 million on a cumulative basis through September 30, 1995. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

         Cash, cash equivalents and short-term investments amounted to $0.3 million at September 30, 1995, decreasing from $2.4 million at December 31, 1994. On November 8, 1995 the Company entered into a stock purchase agreement for the sale of 4.8 million shares of its common stock in a private placement that resulted in $3.3 million in net proceeds to the Company (see
Note 7). The closing of the transaction occurred on November 14, 1995. Management does not believe that available funds are sufficient to sustain the Company for the next twelve months. Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from the November 14, 1995 private placement, forecasted technology licensing fees, royalties and product sales and engineering and development revenue, the operating cost savings from the reduction in employees and reduced capital expenditures should be sufficient to sustain the Company's anticipated future level of operations into 1996. However, the period during 1996 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the plan adopted by the Company in December 1994, all of which are presently uncertain.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet its obligations. The uncertainties described in the preceding paragraph raise substantial doubt at September 30, 1995, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


2. JOINT VENTURES AND OTHER STRATEGIC ALLIANCES:

         The following is a summary of selected activity in the Company's joint ventures and other strategic alliances during the nine months ended September 30, 1995.

         In the December 1993 agreement with Tenneco Automotive (a division of Tennessee Gas Pipeline Company), the Company agreed to fund up to $4.0 million of product and technology development work of the Company attributable to Walker Noise Cancellation Technologies ("WNCT"), a 50/50 general partnership between NCT Muffler, Inc., a wholly-owned subsidiary of the Company, and Walker Electronic Mufflers, Inc. ("Walker"), a wholly-owned subsidiary of Tennessee Gas Pipeline Company. The Company has recorded its entire share of the losses of WNCT as of December 31, 1994. Such losses which exceed the Company's remaining investment in WNCT amounted to $2.9 million at December 31, 1994. Of the $2.9 million, $1.5 million was recorded as a current liability. The balance of $1.4 million was classified as a long term liability. During the nine months ended September 30, 1995, the Company funded $0.4 million of the above noted $2.9 million liability for product and technology development attributable to WNCT, none of which related to the third quarter.

         On November 15, 1995, the Company and Walker executed a series of related agreements (the "Restructuring Agreements") and concluded previously noted negotiations with Tenneco Automotive and Walker regarding the Company's commitment to help fund $4.0 million of product and technology development work and the transfer of the Company's 50% interest in WNCT to Walker. The Restructuring Agreements provide for the transfer of the Company's interest in WNCT to Walker, the elimination of the Company's previously expensed obligation to fund the remaining $2.4 million of product and technology development work noted above, the transfer to Walker of certain Company owned tangible assets related to the business of WNCT, the expansion of certain existing technology licenses and the Company's performance of certain research and development activities for Walker at Walker's expense as to future activities (see Note 7).

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

         On July 28, 1995, Foster Electric Co., Ltd. ("Foster"), Foster NCT Headsets International ("FNH") and the Company executed a letter agreement amending the 1991 agreement covering the headset joint venture company, FNH. Pursuant to that agreement Foster acquired the Company's 50% interest in FNH and a license to manufacture headsets for FNH and NCT with tooling currently owned by NCT in consideration for Foster's assumption of FNH's outstanding liabilities of $303,000. The agreement also grants FNH the right to sell certain headsets on an exclusive basis in Japan and a non-exclusive basis throughout the rest of the Far East, in consideration for a royalty on the sale of such headsets.


3.  ACCOUNTS RECEIVABLE:

         Accounts receivable include amounts due (fully reserved) from QuietPower Systems, Inc. (formerly Active Acoustical Solutions, Inc.) a related party, in the amount of $0.6 million and $0.5 million at September 30, 1995, and December 31, 1994, respectively.

4.  INVENTORIES:

         Inventories comprise the following:

   (Thousands of dollars)                                      DECEMBER 31,       SEPTEMBER 30,
                                                                   1994                1995
                                                               --------------     --------------
   Components                                                          $2,452             $2,354
   Finished Goods                                                       1,036              1,036
                                                               --------------     --------------
   Gross Inventory                                                     $4,149             $3,390
   Reserve for Obsolete & Slow Moving Inventory                        (2,025)            (1,285)
                                                               --------------     --------------
        Inventory, Net of Reserves                                     $2,124             $2,105
                                                               ==============     ==============

5.  STOCKHOLDERS EQUITY:

         The changes in stockholders' equity during the nine months ended September 30, 1995, were as follows:


(In thousands)
                                                    Excersice of
                      Balance at        Sale of        Warrants    Settlement               Net (loss)                 Balance at
                     December 31,       Common           and           of         Foster     for the     Translation  September, 30
                         1994            Stock         Options     Obligation     Notes       Period     Adjustment       1995
                    -------------  ----------------  -----------  ------------  ---------  ------------  -----------  -------------
Common Stock:
   Shares                 86,089         2,000        1,048             --          --            --            --       89,137
   Amount                   $861           $20          $10      $      --       $          $     --      $     --         $891

Additional
  Paid-in Capital         75,177           640          674           (286)         --            --            --       76,205

Accumulated
  Deficit                (68,780)           --           --             --          --        (4,802)           --      (73,582)

Cumulative
  Translation
  Adjustment                 152            --           --             --          --            --            19          171

Stock
  Subscription
  Receivable              (1,196)           --           --             --       1,196            --            --           --

Expenses to be
  Paid with
  Common Stock              (746)           --           --            676          --            --            --          (70)


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

7.  SUBSEQUENT  EVENTS:

         On November 8, 1995 the Company entered into a stock purchase agreement for the sale of 4.8 million shares of its common stock in a private placement to a foreign investor in consideration for $3.3 million in net proceeds to the Company. The closing of the transaction occurred on November 14, 1995. The purchaser of the common stock is subject to certain resale and transfer restrictions including those under Regulation S of the United States Securities Act of 1933, as amended.

         On November 15, 1995, the Company and Walker executed a series of related agreements (the "Restructuring Agreements") and concluded previously noted negotiations with Tenneco Automotive and Walker regarding the Company's commitment to help fund $4.0 million of product and technology development work and the transfer of the Company's 50% interest in WNCT to Walker. The Restructuring Agreements provide for the transfer of the Company's interest in WNCT to Walker, the elimination of the Company's previously expensed obligation to fund the remaining $2.4 million of product and technology development work noted above, the transfer to Walker of certain Company owned tangible assets related to the business of WNCT, the expansion of certain existing technology licenses and the Company's performance of certain research and development activities for Walker at Walker's expense as to future activities. In consideration for the above, Walker paid the Company $0.3 million, delivered to the Company 1,110,083 shares of the Company's common stock which Tanneco Automotive had purchased from the Company in December 1993 and has undertaken to pay the Company certain royalties from the exploitation of the intellectual property rights granted to Walker under the expansion of existing technology licenses.

         Other than certain future Walker funded research and development activities noted above, the Company has no current plans, obligation or intention to provide additional funding to WNCT.

         The above noted transactions will be reflected in the financial results of the Company for the quarter ending December 31, 1995.

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

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

         From the Company's inception through September 30, 1995, approximately 25% of its operating revenues, which exclude technology licensing fees, royalties and other revenue, have come from the sale of the Company's active noise cancellation systems, while approximately 75% of its operating revenues, which exclude technology licensing fees, royalties and other revenue, have come from the performance of engineering and development services.

         During the nine months ended September 30, 1995, the Company received approximately 60% of its operating revenues, which excludes technology licensing fees and other revenue, from engineering and development funding.

         In connection with this transition, the Company has shifted its focus to applications and products that represent near term revenue generation. This is reflected in the fact that 52% of the Company's total revenue in the first nine months of 1995 is derived from technology licensing fees and 19% of its total revenue came from product sales. There can be no assurance that future technology licensing fees and product sales will continue at that level.

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

         In the first quarter of 1995, the Company began shipping ProActive(TM) industrial headsets and continued to ship those headsets and the NoiseBuster(TM) consumer headsets throughout the second and third quarter. The Company is also currently selling products through two of its alliances: the Company's joint venture with Walker is manufacturing and selling industrial silencers and Siemens is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines.

         Product revenues for the three months and nine months ended September 30, 1994 and 1995 were:

                                PRODUCT REVENUES

(Thousands of dollars)              Three Months Ended September 30,                   Nine Months Ended September 30,
                                   Amount              As a % of Total               Amount              As a % of Total
                           ----------------------  ------------------------  ----------------------  ------------------------
     Product                  1994        1995         1994         1995        1994        1995         1994         1995
-------------------------  ----------  ----------  -----------   ----------  ----------  ----------  -----------   ----------
Headsets                     $732        $533         83.7%        96.7%       $1,744    $1,199         90.4%         96.7%
Other                          65          10          7.4%         1.8%          110        27          5.7%          2.2%
Fan Quieting Products          44          (3)         5.0%       (0.6)%           50        (1)         2.6%          -
Industrial Silencers           32          11          3.7%         2.0%           26        14          1.3%          1.1%
                             -----       -----       ------       ------       -------   -------       ------        ------
Total                        $873        $551        100.0%       100.0%       $1,930    $1,239        100.0%        100.0%
                             =====       =====       ======       ======       =======   =======       ======        ======

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

         Management believes that the funding provided by technology licensing fees, royalties and product sales, if realized, coupled with the cost savings obtained from its staff reductions, and the proceeds from the November 14, 1995, private placement should enable the Company to continue operations into 1996.
If the Company is not able to increase technology licensing fees, royalties and product sales, it will have to further cut its level of operations substantially in order to conserve cash. (Refer to Note 1 - "Notes to the Condensed Consolidated Financial Statements" for a further discussion relating to continuity of operations.)


         RESULTS OF OPERATIONS

         Total revenues for the first nine months of 1995 increased by 8% to $6,481,000 from $5,982,000 when compared with the same period in 1994. Total expenses during the same period decreased by 45% or $9,167,000, reflecting the continuing results of the cost reduction plan adopted in December 1994.

         Product sales decreased 36 % to $1,239,000 reflecting a reduction in orders for MRI headsets from Siemens, decreased revenue from NoiseBuster(TM) sales due to reductions in average price and units sold, and a decrease in industrial silencers sales. Engineering and development services decreased by 48% to $ 1,877,000, primarily due to the elimination of funding from Ultra for aircraft cabin quieting in connection with the transfer of that business to Ultra in the first quarter of 1995, a decrease in the amount of muffler development funding and staff reductions.

         Technology licensing fees for the first nine months of 1995 increased by 646% to $3,365,000, reflecting the Company's emphasis on expanding technology licensing fee revenue. Technology licensing fees during the same period in 1994 amounted to $451,000.

         Cost of product sales decreased 56% to $1,062,000 and the product margin increased to 14% from (26)% during the same period in 1994, primarily due to a $550,000 inventory reserve charged in September of 1994, profitable headset sales, and reduced industrial muffler sales. Cost of engineering and development services decreased 46% to $1,927,000, primarily due to staff reductions.

         Selling, general and administrative expenses for the first nine months of 1995 decreased by 34% to $4,358,000 from $6,632,000 for the same period in 1994, primarily due to realizations of cost savings from the plans initiated in the latter part of 1994. Of this decrease, $958,000 was directly attributable to salaries and related expenses. Advertising and marketing expenses decreased by 58% to $560,000. Office and occupancy expenses decreased by 63% or $443,000. Professional fees increased by 85% to $1,587,000 primarily due to legal fees related to litigation and patent prosecution and maintenance.
Travel and entertainment decreased by 67% or $491,000.

         Depreciation and amortization included in selling, general and administrative expenses increased by 49% or $58,000, from $119,000 to $177,000, reflecting the increased amortization of intellectual property.

         Research and development expenditures for the first nine months of 1995 decreased by 46% to $3,579,000 from $6,681,000 for the same period in 1994, primarily due to realizations of cost savings from the plans initiated in the latter part of 1994.

         In the first nine months of 1995, interest (income) expense decreased to $(14,000) from $(495,000) for the same period of 1994 reflecting the decrease in 1995 of available funds to invest.

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


         LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $73.6 million on a cumulative basis through September 30, 1995. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the technology license fees and engineering and development funds provided to the venture or the Company are recovered.

         Management believes that with the funding derived from the private placements discussed below, forecasted technology licensing fees, royalties, and product sales and engineering and development revenue, the operating cost savings from the reduction in employees and reduced capital expenditures should be sufficient to sustain the Company's anticipated future level of operations into 1996. Management does not believe that available funds are sufficient to sustain the Company for the next twelve months. However, the period during 1996 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and development revenue, and the achievement of the operating cost savings from the events described above, all of which are presently uncertain.

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

         In December 1994, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1996. Under this plan, the Company needed to generate approximately $15.5 million to fund its operations for 1995. The Company believed that it could generate approximately $14.5 million from operations in 1995, with the shortfall of $1.0 million to be taken from cash reserves. Included in such amount was approximately $5.0 million in sales of new products and approximately $3.0 million of technology licensing fees and royalties.
Through September 30, 1995, the Company has generated $3.4 million in license fees and $1.2 million in product sales. While the Company has exceeded its expectations to date regarding technology licensing fees, production delays have slowed new product sales. Management believes that the shortfall in product sales will be mitigated by additional license fees, although there is no certainty that additional license fees will be realized in an amount sufficient to eliminate such shortfall. Additionally, operating expenses have been reduced and through September were less than projected in the plan adopted in December of 1994. Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's ability to overcome its present financial difficulties.

         On August 4, 1995, the Company sold 2,000,000 shares of its common stock in a private placement that resulted in $660,000 net proceeds to the Company. Additionally, on November 14, 1995, the Company sold 4,800,000 shares of its common stock in a private placement that resulted in $3.3 million net proceeds to the Company.

         On November 15, 1995, the Company and Walker executed a series of related agreements (the "Restructuring Agreements") and concluded previously noted negotiations with Tenneco Automotive and Walker regarding the Company's commitment to help fund $4.0 million of product and technology development work and the transfer of the Company's 50% interest in WNCT to Walker. The Restructuring Agreements provide for the transfer of the Company's interest in WNCT to Walker, the elimination of the Company's previously expensed obligation to fund the remaining $2.4 million of product and technology development work noted above, the transfer to Walker of certain Company owned tangible assets related to the business of WNCT, the expansion of certain existing technology licenses and the Company's performance of certain research and development activities for Walker at Walker's expense as to future activities. (Refer to Notes 2 and 7 - "Notes to the Condensed Consolidated Financial Statements" for further discussion.)

         The above noted November 14, 1995 private placement and WNCT restructuring transactions will be reflected in the financial results of the Company for the quarter ending December 31, 1995.

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

         At September 30, 1995, cash and short-term investments amounted to
$0.3 million.   On November 14, 1995 the Company received 3.3 million from the private placement described above. The available resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

         The Company's working capital decreased to $ (1.2) million at September 30, 1995, from $0.9 million at December 31, 1994. This decrease of $2.1 million was due primarily to the net loss of $4.8 million reported for the period.

         During the first nine months of 1995, the net cash used in operating activities was $3.3 million, compared with $14.9 million used in operating activities during the first nine months of 1994.

         The net cash used in investing activities amounted to $0.3 million during the period primarily relating to the acquisition of patent rights. The net cash provided by financing activities amounted to $1.3 million, of which $0.7 million related to the sale of stock in the private placement on August 4, 1995 discussed above and the remainder was primarily from the exercise of options and warrants.

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

         There were no material commitments for capital expenditures as of September 30, 1995, and no material commitments are anticipated in the near future other than the Company's commitment to help fund the product and technology development work of the Company attributable to WNCT. Of the original $4.0 million commitment, the Company's remaining obligation at September 30, 1995 was $2.4 million. (Refer the discussion above and to Notes 2 and 7 - "Notes to the Condensed Consolidated Financial Statements" for further discussion of the WNCT funding commitment.)



PART III - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         For a discussion of legal proceedings, see Note 6 - "Notes to the Condensed Consolidated Financial Statements" which is incorporated by reference herein.


ITEM 6 -  EXHIBITS

(a)       Exhibits

          Exhibit No.

          11   Computation of Net (loss) Per Share

          27   Financial Data Schedule

(b) The following report on Form 8-K was filed during the period covered by this report:

          (1) A report on Form 8-K was filed on August 4, 1995, reporting the filing of eight (8) exhibits to the Company report on Form 10Q for the quarterly period ended June 30, 1995.

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

                     NOISE CANCELLATION TECHNOLOGIES, INC.



By: /s/ Michael J. Parrella
    -----------------------
        Michael J. Parrella
        President


By: /s/ Stephen J. Fogarty
    ----------------------
        Senior Vice President and
        Chief Financial Officer

Dated: November 15, 1995