Form 10-K
period 1995-12-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1996-04-15
CIK 722051

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           -----------------------
                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED       DECEMBER 31, 1995
                         -------------------------------------------------------

Commission File Number:              0-18267
                       ---------------------------------------------------------

Noise Cancellation Technologies, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              59-2501025
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                             Identification No.)

1025 West Nursery Road,  Linthicum, MD.                                    21090
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

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12 (g) of the Act: Common stock, $.01 par value.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      /   /

The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $78.6 million as of April 10, 1996.

The number of shares outstanding of the Registrant's common stock is 95,857,074 as of April 10, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant's proxy statement for the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III.

Items 11 & 12 are to be filed by amendment.

                                     PART I

ITEM 1.  BUSINESS

A.       GENERAL DEVELOPMENT OF BUSINESS

         Noise Cancellation Technologies, Inc. ("NCT" or the "Company") believes it is the industry leader in the design, development, licensing, production and distribution of electronic systems for Active Wave Management(TM) including systems that electronically reduce noise and vibration. The Company's systems are designed for integration into a wide range of products serving multi-billion dollar markets in the transportation, manufacturing, commercial, consumer products and communications industries. The Company began commercial application of its technology, with ten products sold or currently being sold, including the NoiseBuster(TM) consumer headset, the ProActive(TM) line of industrial/commercial active noise reduction ("ANR") headsets, an aviation headset for pilots, an industrial muffler or "silencer" for use with large vacuums and blowers, quieting headsets for patient use in magnetic resonance imaging ("MRI") machines, an aircraft cabin quieting system and quieting systems for heating, ventilation and air conditioning ("HVAC") ducts (NoiseEater(TM)).

         In 1995, the Company introduced industrial headsets and its Adaptive Speech Filter(TM) ("ASF(TM)"), which the Company believes will have wide application in the communications and automotive industries.

         In keeping with the direction established in late 1994, during 1995 the Company began the active practice of marketing its technology through licensing to third parties for fees and subsequent royalties. In April 1995, as previously disclosed, the Company licensed its aircraft cabin quieting technology exclusively to Ultra Electronics, Ltd. ("Ultra") for a license fee and future royalties. In November 1995, the Company concluded its previously disclosed negotiations with Walker Manufacturing Company ("Walker"), a division of Tenneco Automotive, which resulted in the restructuring of the Walker/NCT joint venture ("WNCT") and the licensing of certain additional automotive related technology to Walker for a fee and future royalties. See G. "Strategic Alliances" and Note 3. - "Notes to Consolidated Financial Statements.".

         In 1996, the Company plans to introduce additional products for the communications marketplace, a silicon micro-machined microphone ("SMM"), which may be used independently or in conjunction with noise reduction, and additional industrial headset products. The Company is also refining its NoiseEater(TM) product for introduction into international markets. The Company has entered into a joint venture with Applied Acoustic Research, L.L.C. ("AAR") called OnActive Technologies, L.L.C. ("OAT") which is developing Flat Panel Transducers(TM) ("FPT(TM)") systems utilizing TopDown Surround Sound(TM)(TDSS(TM)) for automotive applications. See C. "Technology."

         In late 1995 the Company redefined its corporate mission to be the worldwide leader in the advancement and commercialization of Active Wave Management(TM) technology. Active Wave Management(TM) is the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality. This redefinition is the result of the development of new technologies, as previously noted, such as ASF(TM), TDSS(TM), FPT(TM), and the SMM, which creates products that the Company believes will be utilized in areas beyond noise attenuation and control. These technologies and products are consistent with the shift of the Company's focus to technology licensing fees, royalties and products that represent near term revenue generation. The redefinition of corporate mission is reflected in the revised business plan which the Company began to implement during the first quarter of 1996.

         As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of Active Wave Management(TM) build, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The funding from these sources, if realized, will reduce the Company's dependence on engineering and development funding. The beginning of this process is reflected in the changed revenue percentages discussed briefly below and more fully in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Active Wave Management(TM) is an evolving industry. The proportion of the Company's operating revenues, including technology licensing fees, derived from engineering and development services, is reflective of this fact. From the Company's inception through December 31, 1995, approximately 21% of its operating revenues have come from the sale of products and 27% of its operating revenues have come from licensing of the Company's technology, while approximately 52% of its operating revenues have come from engineering and development services.

        Active noise control offers many advantages over traditional passive methods of noise control such as conventional mufflers, ear protectors and acoustical padding. Active noise control systems: (i) generally reduce only unwanted noise and permit desired sounds such as the human voice, music or warning tones to pass freely, (ii) are more successful in attenuating low frequency noise, (iii) contribute to energy savings and provide other economic benefits in various applications, and (iv) generally are smaller and lighter.

         Active Wave Management(TM) is the utilization of active noise attenuation technology and certain other technologies which results in the electronic and mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality.

         NCT believes that it has the leading position in Active Wave Management(TM) technology, holding more patents and intellectual property than any other firm in the field. The Company also has an exclusive license to advanced technology for attenuating noise in a large space, such as the interior of an aircraft or the passenger compartment of an automobile, using multiple interactive sensors, such as microphones, and actuators, such as speakers. Additionally the Company has expanded its portfolio by the acquisition of various patents, including, in particular the purchase in 1994 of the intellectual property of Active Noise Vibration Technologies, Inc. ("ANVT").

         The Company has entered into a number of strategic supply, manufacturing and marketing alliances with leading global companies to commercialize its technology. These strategic alliances historically have funded a majority of the Company's research and development, and provided the Company with reliable sources of components, manufacturing expertise and capacity, as well as extensive marketing and distribution capabilities. In exchange for this funding, the other party generally received a preference in the distribution of cash and/or profits or royalties from these alliances until such time as the support funding, plus an "interest" factor in some instances, is recovered. Due to the restructuring of various alliances, as described in
G. "Strategic Alliances," there were no preferred distributions due to strategic allies from future profits of the alliances at December 31, 1995. NCT has established continuing relationships with Walker Manufacturing Company ("Walker") (a division of Tennessee Gas Pipeline Company, a wholly owned subsidiary of Tenneco, Inc.), AB Electrolux ("Electrolux"), Foster Electric Company, Ltd. ("Foster"), Analog Devices, Inc. ("ADI"), Ultra Electronics Ltd. ("Ultra"),Harris Corporation ("Harris"), The Charles Stark Draper Laboratory, Inc. ("Draper"), Coherent Technologies, Inc. ("Coherent") and
Applied Acoustic Research, L.L.C. ("AAR"), among others, in order to penetrate major markets more rapidly and efficiently, while minimizing the Company's own capital expenditures. There have been substantial changes to the terms governing certain of the foregoing relationships as described below and in Note 3. - "Notes to the Consolidated Financial Statements".

         In February 1995 the Company purchased from Foster Electric, Inc. ("Foster") the exclusive right to manufacture headsets in the Far East. Due to the acquisition by the Company in 1994 of the sole ownership of Chaplin Patents Holding Co., Inc. ("CPH"), neither the Company nor Foster believed there was any necessity to continue their supply joint venture, Foster/NCT Supply Ltd. ("FNS"). The Company and Foster dissolved FNS. The Company and Foster remain active in the Far East through the Foster/NCT Headsets International ("FNH") and NCT Far East, Inc. ("NCTFE"), marketing and distribution alliances between the Company and Foster. Foster produced six products for NCT in 1995.

         In March 1995, the Company and Ultra amended their teaming agreement and concluded a licensing and royalty agreement for $2.6 million and a future royalty of 1 1/2% of sales commencing in 1998. Under the agreement, Ultra acquired the Company's active aircraft quieting business based in Cambridge, England, leased a portion of the Company's Cambridge facility and employed certain of the Company's employees.

         On November 15, 1995, the Company and Walker executed a series of related agreements (the "Restructuring Agreements") and concluded previously noted negotiations with Tenneco Automotive and Walker regarding the Company's commitment to help fund $4.0 million of product and technology development work and the transfer of the Company's 50% interest in WNCT to Walker. The Restructuring Agreements provided for the transfer of the Company's interest in WNCT to Walker, the elimination of the Company's previously expensed obligation to fund the remaining $2.4 million of product and technology development work, the transfer to Walker of certain Company owned tangible assets related to the business of WNCT, the expansion of certain existing technology licenses and the Company's performance of certain research and development activities for Walker at Walker's expense as to future activities.

         An important factor for the Company's continuing development is its ability to recruit and retain key personnel. As of March 18, 1996, the Company had 73 employees, including 39 engineers and technical staff.

         Among its engineering staff and consultants are several scientists and inventors that the Company believes are preeminent in the active noise and vibration control field worldwide. Consistent with the Company's revised strategy to focus on near term product commercialization, technology licensing fees and royalties during 1995, the Company significantly reduced its work force and consolidated substantially all of its corporate function in Maryland.

         The Company was incorporated in Nevada on May 24, 1983. In April 1985, the Company moved its corporate domicile to Florida and assumed its present name, and in January 1987, following the assumption of control of the Company by the present management, it changed its state of incorporation to Delaware. NCT's executive offices, research and product development facility are located at 1025 West Nursery Road, Linthicum, Maryland 21090; telephone number (410) 636-8700. NCT maintains sales and marketing offices at 1 Dock Street, Suite 300, Stamford, Connecticut 06902; telephone number (203) 961-0500. The Company's European operations are conducted through its product development and marketing facility in Cambridge, England. NCT also maintains a marketing facility in Tokyo, Japan.

B.       BUSINESS STRATEGY

         NCT's goal is to reinforce its position as the world's leader in the design, development and sale of Active Wave Management(TM) technology and products.

         The Company revised its strategy and redefined its mission during 1994 and 1995. The acquisition of certain assets and all of the intellectual property of ANVT broadened the Company's portfolio of intellectual property and removed restrictions on the Company regarding licensing of the Chaplin Patents to unaffiliated third parties. The Company can now license the Chaplin Patents directly to unaffiliated third parties, which provides the Company with a greater ability to earn technology licensing fees and royalties from such patents. Thus, while the Company continues to focus on products which the Company believes will generate near term revenue, it is increasing its emphasis on technology licensing fees and royalties. Further, the Company is working continuously to lower the cost of its products and improve their technological performance.

         In late 1995, as previously noted, the Company redefined its corporate mission to be the worldwide leader in the advancement and commercialization of Active Wave Management(TM) technology. Active Wave Management(TM) is the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality. The redefinition of corporate mission is reflected in the revised business plan which the Company began to implement during the first quarter of 1996.

         In the area of technology licensing fees and royalties, the Company successfully concluded negotiations with Ultra in the first quarter of 1995, which amended the teaming agreement and instituted a licensing and royalty agreement. In November of 1995, the Company concluded similar negotiations with Walker. During the course of 1995, the Company successfully concluded certain other licensing agreements. The Company is pursuing other negotiations and plans to expand this sector of the business during 1996.

         NCT produces and sells MRI headsets and industrial headsets through various distributors, and also licenses, produces and sells ASF(TM). The Company is offering its NoiseBuster(TM) headset to consumer markets at a suggested retail price of $79, and is selling the NoiseBuster(TM) through various distribution channels, including specialty electronics retail stores, specialty catalogs and direct sales by advertising a dedicated "800" telephone number.

         In 1996, the Company plans to introduce additional headset products, the silicon micro-machined microphone, and additional communications systems products that improve the intelligibility and quality of voice and data transmission and recognition.

         At the core of the Company's strategy is its leadership in Active Wave Management(TM) technology. NCT secured its basic technology by acquiring its interest in the Chaplin Patents and the exclusive ownership of 10 patents known as the "NRDC Patents" described below under Item D. "NCT Proprietary Rights and
Protection".   The Company further solidified its position regarding the
Chaplin Patents through the 1994 acquisition of the intellectual property of
ANVT, which also brought a number of other patents to NCT.   In addition, the
Company has developed or acquired a number of patents, licenses and proprietary inventions that improve and enhance the features and capabilities of its basic technology. NCT's basic and enhanced technologies have enabled the Company to develop and patent specific product applications in Active Wave Management(TM), as well as enter new markets such as telecommunications and audio.

         The Company has implemented its business strategy in the past by forming strategic supply, manufacturing and marketing alliances with leading global companies in an effort to commercialize its technology. The strategic alliances established by NCT have historically funded a majority of the Company's research and development and currently provide reliable sources of components, manufacturing expertise and capacity, as well as extensive marketing and distribution capabilities. The Company continues this practice. However, the acquisition of the intellectual property of ANVT, as previously noted, allows the Company more flexibility in the type of alliances and license agreements it concludes.

C.       TECHNOLOGY

         Active noise attenuation is not a new idea. Creating a mirror image of an unwanted noise or sound wave and using it to cancel or reduce the original sound wave dates back to the early part of this century. The first systems used a simple "delay and invert" approach and showed some promise, but the prohibitive cost of computing power and the inadequacy of acoustics and related technologies limited their effectiveness.

         In the mid-1970's, a major breakthrough took place with the application of adaptive filters to generate anti-noise. These filters allowed for the development of active control systems that could continuously adapt to changes in noise output both in the external world and from control components. A second breakthrough in the mid-1970's was made by Professor G.B.B. Chaplin. He recognized that many noise sources, particularly machines, exhibit 'tonal' or repetitive noise. Chaplin further recognized that the predictability of repetitive noise allows for creation of an accurate anti-noise signal and, therefore, more effective cancellation or attenuation.

         Practical application of this technology was still not possible as the electronic technology available at the time was insufficient for implementation of active noise reduction systems. Since that time, digital computer technology has evolved to the point where cost-effective microprocessors, known as digital signal processors ("DSP") can perform the complex calculations involved in noise cancellation and reduction. This advance has made it feasible to apply active noise reduction to previously unsolveable problems in low frequency noise at a reasonable cost.

         ACTIVE NOISE REDUCTION . Active noise reduction systems are particularly effective at reducing low frequency noise. As opposed to a passive noise control system that is designed to mask a noise, active noise removes a significant portion of the noise energy from the environment by creating sound waves that are equal in frequency but opposite in phase. The illustration below shows the relationship, in time, of a noise signal, an anti-noise signal and the residual noise that results when they meet.

                             ACTIVE NOISE REDUCTION

                                   [CHART]


         Active Wave Management(TM). Active Wave Management(TM) is the combination of active noise reduction technology and certain other technologies which results in the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality.

        Signal Enhancement. Active Wave Management(TM) technology also can be used to attenuate unwanted signals that enter into a communications network, as when background noise enters telecommunications or radio systems from a telephone receiver, or microphone. The Company has developed patented technology that will attenuate the background noise "in-wire", so that the signals carried by the communications network include less of the unwanted noise, allowing the speaker to be heard more clearly over the network or for data transmissions to be communicated with fewer errors. An application of this technology is in-wire attenuation of siren noise over two-way radio communications between emergency vehicles and dispatchers at hospitals and police or fire stations.

         EarPeace(TM). NCT has been working to integrate its proprietary active noise control technology into in-flight entertainment systems and telephone handsets in particularly loud environments. To facilitate the penetration of this cost-sensitive marketplace, NCT has developed a proprietary acoustical design approach that minimizes the electronics costs needed to effectively cancel noise. EarPeace(TM) technology is available today to meet the low cost and small size requirements of previously inaccessible markets. NCT is currently working with manufacturers of passenger control units (PCU), airphones, pay telephones and industrial handsets to reduce the ambient background noise and improve audio or communications intelligibility.

         Silicon Micromachined Microphone (SMM). In 1994, NCT purchased the exclusive rights to manufacture and commercialize a silicon micromachined microphone. A small, compact, surface-mountable silicon actuator, the SMM provides customers improved and adjustable sensitivity, a low noise floor and resistance to environmental extremes. The ability to integrate additional circuitry onto the SMM chip has also proven attractive to potential users. The SMM's low noise floor and adjustable sensitivity improves voice recognition in high ambient noise environments. NCT is working with voice processing computer hardware companies to utilize the SMM to enhance the performance of their systems. In addition, NCT is currently in negotiation with hearing aid manufacturers to provide the SMM as a replacement for the more expensive electret microphones currently employed in hearing aids.

         Adaptive Speech Filter(TM) ("ASF(TM)"). The Adaptive Speech Filter(TM) algorithm (ASF(TM)) removes background noise from voice and data transmission and recognition. Available in real-time single and double precision fixed-point digital signal processing ("DSP"), floating-point DSP, and Windows 95/Windows NT ACM driver versions, ASF(TM) can be used as a pre-processor for voice and data compression algorithms, and also contributes to improved voice and data recognition. ASF(TM) parameters can be adjusted to optimize performance for a particular noise, or can be set to provide noise reduction across a wide range of noises. Additional uses include teleconferencing systems, cellular and airphones, telephone switches, echo cancellers, and communications systems in which background noise is predominant. ASF(TM) is currently available for use on three hardware platforms. The Company is in the process of adding an echo cancellation algorithm to ASF(TM). This addition should be completed in 1996.

         NCT Audio. Consistent with its expertise in Active Wave Management(TM) and its experience in accurately reproducing acoustical patterns for the purpose of noise attenuation, the Company has expanded its audio transducer work to include audio systems for the reproduction of speech and music. The Company is developing Top Down Surround Sound(TM) ("TDSS(TM)") for the automobile audio market, in both original equipment manufacturer ("OEM") and after-market versions. TDSS(TM) employs Flat Panel Transducers(TM) ("FPT(TM)") to produce sound much closer to the listener's ear than conventional speakers. This placement allows for a High Impact Sound(TM) listening experience. The Company is also developing FPT(TM) for personal computers and telecommunications. In these applications, the slim profile of the FPT(TM) allows for placement where conventional speakers cannot be accommodated.

D.       NCT PROPRIETARY RIGHTS AND PROTECTION

         NCT believes it has the leading position in Active Wave Management(TM), holding a large number of patents and patent applications.
The Company's strategy has been to build upon its base of core technology patents with newer advanced technology patents developed by or exclusively licensed to the Company. In many instances, the Company has incorporated the technology embodied in its core patents into patents covering specific product applications, including the products' design and packaging. The Company believes this building-block approach provides greater protection to the Company than relying solely on the original core patents. As its patent holdings increase, the Company believes the importance of its core patents will diminish from a competitive viewpoint.

         During 1994 the Company purchased certain assets of ANVT, which included all of ANVT's intellectual property rights. See Note 14. - "Notes to the Consolidated Financial Statements". Among the ANVT intellectual property rights were ANVT's interest in the 10 basic Chaplin Patents which are now solely owned by NCT as the sole shareholder of CPH. These patents cover inventions made by Professor G.B.B. Chaplin in the late 1970s and early 1980s.

         The Chaplin Patents form only one group of core patents upon which NCT's technology is based. In March 1990, the Company acquired exclusive ownership of 10 patents developed under the auspices of the National Research Development Corporation ("NRDC"), an organization sponsored by the British Government. Among other things, the NRDC Patents, of which the Swinbanks and Ross patents are the most important, utilize the adaptive feed forward approach to active noise control. The Swinbanks patent covers an improved method of analyzing the incoming noise or vibration through the use of a "frequency domain" adaptive filter which splits the incoming noise into different frequency bands for analysis and recombines the data to generate the anti-noise signal. The Ross patent covers the use of a "time domain" filter which uses input and error signals to enhance a system's ability to compensate for feedback from actuators to sensors. Without this filter, the system will detect and begin canceling its own self-generated anti-noise.

         The Company has built upon these core patents with a number of advanced patents and patent applications. These include the Digital Virtual Earth(TM) patent, which covers digital feedback control, and patents on multi-channel noise control. The Company has also applied for patents on combined feedforward and feedback control, control using harmonic filters, filters for signal enhancement and speech filtering, control systems for noise shaping and others.

         As part of the purchase of certain ANVT assets, the Company acquired all the rights to nine inventions previously belonging to the Topexpress Group in the United Kingdom. The international patent coverage of these inventions varies but eight have been granted patent protection with numerous counterpart foreign applications still pending. Among the other intellectual property acquired from ANVT are patents relating to active auto mufflers and noise suppression headrests, several patent applications on advanced algorithms, and active noise headsets, many related disclosures and various disclosures in other areas of active attenuation of noise and vibration. Additionally, the Company acquired the rights to three basic inventions known as the Warnaka Patents.

         In 1994, the Company purchased the exclusive rights to the silicon micromachined microphone technology developed by Draper in Cambridge, Massachusetts. At that time, two patents describing the basic technology had already been issued and two were pending. On September 19, 1995, one of the patents pending was issued.

         In 1995 the Company also acquired several U.S. patents dealing with adaptive speech filtering which it hopes to license to third parties.

         The Company holds or has rights to 202 inventions as of December 31, 1995, including 69 United States patents and over 177 corresponding foreign patents. The Company has pending over 190 US and foreign patent applications.. NCT's engineers have made 60 invention disclosures for which the Company is in the process of preparing patent applications.

         No assurance can be given as to the range or degree of protection any patent issued to, or licensed by, the Company will afford or that such patents or licenses will provide protection that has commercial significance or will provide competitive advantages for the Company's products. No assurance can be given that the Company's owned or licensed patents will afford protection against competitors with similar technology, or that others will not obtain patents claiming aspects similar to those covered by the Company's owned or licensed patents or patent applications. No assurance exists that the Company's owned or licensed patents will not be challenged by third parties, invalidated, rendered unenforceable or designed around. Furthermore, there can be no assurance that any pending patent applications or applications filed in the future will result in the issuance of a patent. The invalidation, abandonment or expiration of patents owned or licensed by the Company and believed by the Company to be commercially significant could permit increased competition, with potential adverse effects on the Company and its business prospects.

        Annuities and maintenance fees for the Company's extensive patent portfolio are a significant portion of the Company's annual expenses. If, for the reasons described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- "Liquidity and Capital Resources" below, it becomes necessary for the Company to reduce its level of operations, the Company will not be able to continue to meet the extensive monetary outlay for annuities and maintenance fees to keep all the patents and applications from becoming abandoned and will have to prioritize its portfolio accordingly.

         The Company has conducted only limited patent searches and no assurances can be given that patents do not exist or will not be issued in the future that would have an adverse effect on the Company's ability to market its products or maintain its competitive position with respect to its products. Substantial resources may be required to obtain and defend patent and other rights to protect present and future technology and other property of the Company.

         The Company's policy is to enter into confidentiality agreements with all of its executive officers, key technical personnel and advisors, but no assurances can be made that Company know-how, inventions and other secret or unprotected intellectual property will not be disclosed to third parties by such persons.

E.       EXISTING PRODUCTS

         HEADSETS

         MRI Headphones. Since 1991, the Company has been producing active noise reduction headsets for use by patients undergoing MRI procedures. NCT's MRI headphone reduces the noise generated by the gradient coils of the superconducting MRI magnet. This noise is known to be disturbing to patients and is a factor in a patient's ability to tolerate the scanning procedure. The Company's product is an implementation of a patented technology owned by NCT which permits the delivery of anti-noise signals and music directly to the patient while the patient is in the bore of the MRI scanner. While undergoing the MRI examination, a patient can be communicated with by the doctor or scan operator through NCT's system. The Company is a supplier to Siemens, a leading manufacturer of MRI machines in the U.S.

         NoiseBuster(TM). NCT is currently marketing its NoiseBuster(TM) personal active noise reduction headphone for consumers at a suggested retail price of $79. This active headphone selectively reduces unwanted noise generated by aircraft engines, lawnmowers, street traffic, household appliances and other annoying noise sources, permitting the user to hear desired sounds, such as human conversation, warning signals or music. The NoiseBuster(TM) is a lightweight, portable headphone wired to a small controller that can be clipped to the user's clothing or belt. The NoiseBuster(TM) contains a port where the consumer can plug in personal audio devices such as a radio, tape player or compact disc player so the user can enjoy music while in a noisy setting. The product can also be used with an aircraft's in-flight entertainment system.

         NoiseBuster(TM) is the largest selling consumer product of its kind. NoiseBuster(TM) was awarded the 1994 Discover Magazine Technological Innovation Award and the Electronics Industry Association's Innovation 95 Award.

         The Company is marketing the NoiseBuster(TM) through distribution channels, including electronics retail stores, specialty catalogues and directly through a toll-free "800" number. Initial product shipments were made in September 1993.

         NB-AVC. In August 1994, the Company began shipping an active noise reduction communications headset specifically designed for use by commercial aviation pilots. The product is FAA-TSO certified and sold by Telex as the Airman ANR(TM). At 6.9 oz, one-third the weight of other active noise reduction headsets, the Airman ANR(TM) is the first ultra-lightweight, open-back headset of its kind developed for the general aviation market. A high-performance noise canceling electret microphone is connected to a flexible boom. The controller pack accepts four AA batteries for a minimum of 40 hours continuous operations and includes a belt clip.

         ProActive(TM) 1000/1500. In March 1995, the Company began shipping its ProActive(TM) 1000 headphones and ProActive(TM) 1500 communications headsets. These products are lightweight, openback in style and can provide up to 20dB of active noise reduction between 30-1200Hz. When used in work settings dominated by low-frequency noise, these products improve comfort, reduce fatigue and improve concentration and productivity for the user. In the case of the ProActive(TM) 1500 two-way and mobile communications version, the clarity and intelligibility of communications is improved when the masking effect of background noise is reduced. These products are powered by a rechargeable NICAD battery designed for use during a 12-hour work day. The battery fits into a small, lightweight belt-pack that can be clipped onto the belt. The battery can be recharged overnight using NCT's personal charger which is included with the product.

         ProActive(TM) 3000/3500. In August 1995, the Company expanded its industrial headset product line to include the ProActive(TM) 3000 series. These products combine active noise reduction of low-frequency noise with a closed-back passive ear muff, appropriate for general industrial use. This is the first product of its kind in which the active electronics as well as the power source have been totally integrated into the earmuff, providing the user with mobility and safety. The electronics are powered by a NICAD rechargeable battery specifically designed for use during a 12-hour work day. The battery can be recharged overnight using NCT's personal charger. The ProActive(TM) 3000 active earmuff and ProActive(TM) 3500 active communications earmuff address the hearing protection requirements of a variety of industries.

         ProActive(TM) 3100/3600. In December 1995, the Company shipped a hard hat version of its ProActive(TM) 3000 line. This will be the first implementation of active noise reduction earmuffs in a hard hat style and will address the needs of industries such as construction, utilities and others requiring both hearing protection and hard hats for workers. Product shipment is scheduled for mid 1996.

         COMMUNICATIONS

         Adaptive Speech Filter ("ASF(TM)"). ASF(TM) removes background noise from voice and data transmission and recognition. Available in real-time single and double precision fixed-point DSP, floating-point DSP, and Windows 95/Windows NT ACM driver versions, ASF(TM) can be used as a pre-processor for voice and data compression algorithms, and also contributes to improved voice and data recognition. Additional uses include teleconferencing systems, cellular and airphones, telephone switches, echo cancellers and communications systems in which background noise is predominant.

         DUCT QUIETING SYSTEM-NOISEEATER(TM)

         The Company has developed low-cost quieting systems for installation into existing HVAC ducts. The Company is selling kits of its duct quieting systems for integration into the most common duct sizes and the Company believes these systems will be easy to install by HVAC workers in office buildings and factories. The Company began offering this product line commercially as the NoiseEater(TM) in January 1994 selling through distributors, and is currently offering these systems for sale in the United States. In 1995, the Company successfully concluded license and royalty agreements with distributors in Europe and Japan.

         PRODUCT REVENUES

         The following table sets forth the percentage contribution of the separate classes of the Company's products to the Company's product revenues for the year ended December 31, 1995.


                                           As a %
         Product         Amount           of Total
         --------      ----------         --------
         Headsets      $1,561,000            98.2%
         Mufflers          17,000             1.1
         Other             11,000              .7
                       ----------           ------
            Total      $1,589,000           100.0%
                       ==========           ======


F.       PRODUCTS UNDER DEVELOPMENT

         HEADSETS

         NB-PCU. The Company is working with a leading manufacturer and supplier of aircraft cabin products on the integration of NCT's Ear Peace (TM) active noise control technology into in-flight passenger entertainment systems. As a component of the system, NCT is also developing a low-cost headset specifically for in-flight use to be used in conjunction with the integrated electronics. NCT's technology electronically reduces aircraft engine noise while enhancing the audibility of desired sounds like speech, music and warning signals. Lowering the engine drone can help alleviate the anxiety and fatigue often associated with flying. While the system is in use, passengers inside an aircraft cabin can carry on conversations at a comfortable level or hear in-flight movies and music without over amplification and distortion. Production systems should be available in the latter part of 1996.

         Advanced Digital Electronic Headsets. NCT is working to develop advanced headset models using its proprietary digital technology. Management believes that there is a broad market for specialty industrial headsets that will permit factory and assembly workers to operate close to loud machinery in the marine, steel, textile, paper, construction, road building and metalworking industries, among others. Conventional ear muffs and protectors are not as effective as the Company's active headsets, which can selectively block machinery noise while allowing the worker to listen to ordinary human communications and, where appropriate, to hear warning signals, tones or bells. The Company is working to develop headset models that will operate on a lightweight, rechargeable battery pack, thus allowing the worker to move freely about the factory.

         COMMUNICATIONS

         Active Noise Reduction for Telephone Handsets. NCT is currently working to integrate its proprietary active noise control technology, EarPeace(TM), into telephone handsets. The EarPeace(TM) is scheduled for production in 1996. The most appropriate application for handsets incorporating this technology is in environments where the loud ambient background noise impedes communications intelligibility and interferes with the comfort of the user. Examples of such environments include aircraft cabins, noisy factory floors, large telemarketing environments and phones located on street corners and highways.

         Silicon Micromachined Microphone ("SMM"). In 1994, NCT purchased the exclusive rights to manufacture and commercialize a silicon micromachined microphone. A small, compact, surface-mountable silicon actuator, the SMM provides customers with improved and adjustable sensitivity, a low noise floor and resistance to environmental extremes. The ability to integrate additional circuitry on the SMM chip has also proven attractive to potential users. The SMM's low noise floor and adjustable sensitivity improve voice recognition in high ambient noise environments. NCT is working with voice processing and computer hardware companies to utilize the SMM to enhance the performance of their systems. In 1995, the Company signed a memorandum of understanding with a major semiconductor manufacturer to build the SMM. In the first quarter of 1996, the manufacturer released initial prototypes of the devices. This manufacturer is currently refining the manufacturing process and identifying a facility for production. Production of two general purpose SMMs is expected to commence in the first quarter of 1997.

         NCT AUDIO

         Top Down Surround Sound(TM), TDSS(TM) is a novel automobile audio speaker system developed by the Company. Initial demonstrations and listener tests have indicated a high degree of enthusiasm for the High Impact Sound(TM) which TDSS(TM) generates. The Company is in the process of developing teaming agreements with major participants in the automobile audio speaker market and is also exploring applications for High Impact Sound(TM) technology in the home audio and home theater environments.

         Flat Panel Transducers(TM), Using a similar FPT(TM) technology to that employed in TDSS(TM), multi-media FPT(TM) targets such applications as notebook computers and video telephones. In these applications the slim profile of the FPT(TM) offers an audio transducer solution where room may be lacking to implement a conventional speaker.

         SMALL FANS

         Household Appliances. NCT has developed fan quieting systems for multiple applications, including a quiet kitchen hood fan and a quiet vacuum cleaner. NCT's active fan systems are designed with higher efficiency than conventional fans and have demonstrated up to a 30% reduction in energy usage. The cost sensitivity of the consumer appliance marketplace has been a barrier to prior introduction of this technology. As a result of relationships NCT enjoys with its component supply joint venture partners, the Company believes that the price sensitivity issues of consumer product markets can be addressed in the near-term as miniaturization of the technology continues and the unit cost of NCT's electronic components continues to decline. Management believes that NCT's proprietary technology will be incorporated in a wide range of other products, including air conditioners, dishwashers, clothes washers and dryers, hair dryers and other types of fans. The Company expects to begin shipping kitchen hood systems in the last half of 1996.

         PANELS AND ENCLOSURES

         Electric Utility Transformers. Electric power distribution by utilities requires the use of large transformers, often placed in residential and commercial neighborhoods, which emit a low frequency "hum" that irritates people living and working nearby. Utilities try to mask this noise by passive means, although usually not very successfully. The Company has developed active enclosure and active panel systems which reduce the "hum" of transformer noise by use of flat actuators that cause the enclosure or panels to vibrate in a manner to reduce the noise. The Company can install its active panel system directly to the metal sides or "skin" of an installed transformer, thus making its systems available to retrofit markets as well as to OEMs. As an alternative, an active enclosure can be built to house the transformer.

         In March 1995, the Company entered into an agreement with QuietPower Systems, Inc., ("QSI") (see Item 13. "Certain Relationships and Related Transactions" and Note 8. - "Notes to the Consolidated Financial Statements") by which QSI received the exclusive rights to market, sell and distribute transformer quieting products and gas turbine quieting products in the utility industry. Under the agreement QSI funds development of the systems. The agreement generally provides that the Company manufactures the products and receives a royalty of 6% from QSI on the sales of the products.

         G.      STRATEGIC ALLIANCES

         The Company's strategy is to obtain technology licensing fees and royalties, and, in certain areas, to produce, market and sell Active Wave Management(TM) products.

         The Company's transition from a concern primarily engaged in research and development to one engaged in the licensing production, marketing and sale of Active Wave Management(TM) systems is predicated upon the establishment of strategic alliances with major domestic and international business concerns.
In exchange for the benefits to such concerns' own products offered by the Company's technology, these alliances provide marketing, distribution and manufacturing capabilities for the Company's products and enable the Company to limit the expense of its own research and development activities. In order to ensure dependable sources of supply and to maintain quality control and cost effectiveness for components and integrated circuits incorporated in the Company's systems, an important element of the Company's strategy has been to identify and enter into alliances with integrated circuit manufacturers that will develop and produce custom-made chips for NCT product applications, and with manufacturers of components that will supply and integrate components for NCT systems. The following is a summary of the Company's key alliances:

                                                           DATE INITIAL
                                                           RELATIONSHIP
               KEY STRATEGIC ALLIANCES                     ESTABLISHED           APPLICATIONS
               -----------------------                     -----------           ------------
 Walker Manufacturing Company (a division of Tennessee     Nov.  1989       Mufflers, Industrial
 Gas Pipeline Company)..............................                        Silencers and Other
                                                                            Vehicular Applications

 AB Electrolux......................................       Oct.  1990       Consumer Appliances

 Foster Electric Company, Ltd.......................       Mar.  1991       Headsets and
                                                                            Electronics


 Ultra Electronics, Ltd.............................       Jun.   1991      Aircraft Cabin
                                                                            Quieting Systems

 Analog Devices, Inc................................       Jun.   1992      Integrated Circuits
                                                                            and Related Products

 Harris Corporation.................................       Sept.  1993      Integrated Circuits
                                                                            and Electronic
                                                                            Components

 The Charles Stark Draper Laboratory, Inc. .........       July  1994       Microphones

 Coherent Communications System Corporation.........       June 1995        Telecommunications

 Applied Acoustic Research, L.L.C. .................       August 1995      TDSS(TM)


         WALKER MANUFACTURING COMPANY (A DIVISION OF TENNESSEE GAS PIPELINE COMPANY) (U.S.) WALKER ELECTRONIC MUFFLERS, INC. (A WHOLLY OWNED SUBSIDIARY OF TENNESSEE GAS PIPELINE COMPANY) (U.S.)

         In November 1989, NCT signed its strategic alliance with Walker, a world-leading manufacturer of automotive parts and mufflers. The alliance consisted of a Joint Venture and Partnership Agreement with ownership in the resulting joint venture WNCT shared equally between NCT Muffler, Inc. and Walker Electronic Mufflers, Inc. ("WEM"), a wholly owned subsidiary of Tennessee Gas Pipeline Company). WNCT conducts research and develops, manufactures, markets, sells and distributes electronic mufflers principally for use on non-military, land-based vehicles on an exclusive basis, and for the industrial (e.g., compressors, diesel generators and gas turbines), marine, consumer and aerospace sectors on a non-exclusive basis. The agreement between NCT and Walker was expanded and extended in 1991. WNCT is currently producing and selling industrial silencers.

         In December 1993, Tenneco Automotive, another division of Tennessee Gas Pipeline Company, and the Company entered into an agreement pursuant to which Tenneco Automotive purchased 1,110,083 shares of the Company's common stock for $3.0 million in cash. Pursuant to the agreement, the Company contributed $1.0 million to the capital of the WNCT following which WNCT repaid $1.0 million of the capital advances previously made to WNCT by WEM and representatives of WEM and the Company agreed to restructure WNCT. Such restructuring included giving WNCT worldwide rights for the manufacture and sale of all muffler products except those manufactured and sold in the consumer and defense markets. WNCT also was expanded to have, in addition to rights it has with respect to vehicular mufflers, worldwide non exclusive rights to all silencing and vibration applications (e.g., mufflers, cabin quieting, engine mounts, fan quieting and engine block quieting) for all vehicles except trains, aircraft and watercraft. The Company committed to help fund $4.0 million of product and technology development work of the Company attributable to WNCT. Also pursuant to the agreement with Tenneco Automotive, Walker's right to acquire the Company's interest in WNCT upon the occurrence of certain events was eliminated and Tenneco Automotive had the right to have a representative serve on the Company's Board of Directors.

         On November 15, 1995, the Company and Walker executed a series of related agreements (the "Restructuring Agreements") and concluded previously noted negotiations with Tenneco Automotive and Walker regarding the Company's commitment to help fund $4.0 million of product and technology development work and the transfer of the Company's 50% interest in WNCT to Walker. The Restructuring Agreements provided for the transfer of the Company's interest in WNCT to Walker, the elimination of the Company's previously expensed obligation to fund the remaining $2.4 million of product and technology development work noted above, the transfer to Walker of certain Company owned tangible assets related to the business of WNCT, the expansion of certain existing technology licenses and the Company's performance of certain research and development activities for Walker at Walker's expense as to future activities (see
Note 3. - Notes to the Consolidated Financial Statements).

         AB ELECTROLUX (SWEDEN)

         The Company's relationship with Electrolux, one of the world's leading producers of white goods, was initiated in October 1990. The Company signed its current agreement with Electrolux, a Joint Development and Supply Agreement, in June 1991. This agreement provides for NCT to design, develop and supply active systems for quieting Electrolux products. Electrolux has agreed to purchase the electronic components for its active noise control products exclusively from NCT, provided the Company and its supply joint ventures are price and quality competitive. To date, NCT has completed development of two household appliance products for Electrolux. No date has been established for product introduction.

         FOSTER ELECTRIC COMPANY, LTD. (JAPAN)

         In March 1991, NCT and Foster, the largest original equipment manufacturer of speakers in the world and a major producer of stereo headsets and high-fidelity components for the consumer electronics and automotive industries, established a joint venture, FNH, to develop, design, manufacture and sell active noise attenuation headset systems. Foster is responsible for production of the NoiseBuster(TM) consumer headset, the aviation headset and the industrial headsets. Ownership was shared equally between Foster and NCT.

         In addition to their headset joint venture, in April 1991, NCT and Foster entered into a supply joint venture, FNS, (owned 30% by NCT) to build and supply the customized components NCT requires to build its active systems, including sensors, microphones, amplifiers, transducers and controllers. These components were sold by FNS to NCT which distributes them to other NCT production and distribution ventures and customers.

         In December 1993, Foster and the Company entered into an agreement pursuant to which Foster purchased 740,055 shares of the Company's common stock for $2.0 million (the "Foster Shares"). Under the terms of the agreement, Foster paid the purchase price by means of a cash payment of one cent ($.01) per share (the par value of the common stock) and the delivery of a series of promissory notes (the "Foster Notes") in aggregate principal amount equal to the balance of the purchase price. The Foster Notes were full recourse notes of Foster bearing interest at one percent above the rate of three-year United States Treasury Notes and were to mature on April 17, 1997. The Foster Notes were collateralized by the Foster Shares until paid or "earned out" as described in the next paragraph. As of December 31, 1995, the Foster Notes had been paid in full.

         Foster and the Company also agreed that Foster would provide and the Company would purchase $2.0 million of various product and market development services deemed necessary by the Company for the commercialization of several new headset and other products and the further development of the Company's Japanese markets during the period from December 1993 to April 1997. The Company would define each project or phase of this work and Foster would provide related budgets and performance milestones. Upon completion of each such project or phase, the agreed budgeted amount therefor would be billed to the Company and will be paid, at the Company's election, either in cash or by discharge of an equivalent amount of the Foster Notes, in which latter event an appropriate number of the Foster Shares would be released from the collateralization restrictions.

         In February 1995, the Company and Foster agreed to liquidate FNS. Foster and the Company have agreed that the acquisition of certain assets of ANVT by NCT (see Note 14, - Notes to the Consolidated Financial Statements) removed the necessity for the continued existence of FNS. An orderly liquidation of FNS was completed in April 1995. The agreement provided for the Company's repurchase from Foster for $0.6 million of the exclusive headset manufacturing rights in the Far East (see FNH note above) and an immediate minimum 5% reduction in the price of headset products to be produced by Foster for the Company. The Company accrued a $0.8 million charge in 1994 relating to this agreement, of which $0.2 million was reflected as a current liability at December 31, 1994.

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

         The Company and Foster remain active in the Far East through NCTFE, a
sales and marketing joint venture between the Company and Foster.   Foster
produced six products for NCT in 1995, primarily industrial headsets

         The Company's Far East marketing and product showroom facility is maintained at Foster's facilities in Tokyo, Japan.

         ULTRA ELECTRONICS LTD. (U.K.)

         Since 1991, NCT and Ultra and its predecessor, part of the Dowty Group, have been designing and developing systems to enhance passenger comfort by quieting aircraft passenger compartments in certain propeller driven aircraft, which Ultra sells to the worldwide turbo-prop aircraft market. In May 1993, Ultra and the Company signed a teaming agreement to produce and install the NCT cabin quieting system on the SAAB 340 aircraft. Deliveries under this agreement began in 1994. In March 1995, the Company and Ultra amended the teaming agreement and concluded a licensing and royalty agreement for $2.6 million. In addition, Ultra will pay the Company a royalty of 1 1/2% of sales of products incorporating NCT technology beginning in 1998.

         ANALOG DEVICES, INC. (U.S.)

         In June 1992, NCT and ADI formed an equally owned joint venture to design, develop, and manufacture computer chips to be incorporated in the Company's active noise and vibration control systems. ADI is a leading manufacturer of precision, high-performance integrated circuits used in analog and digital signal processing applications. Under the terms of the agreement, ADI, as a subcontractor to the joint venture, will complete the design and development of specialized chips incorporating NCT's technology.

]         HARRIS CORPORATION (U.S.)

         In September 1993, the Company and Harris entered into an agreement to form an equally owned limited liability company to design, develop and manufacture custom electronic components incorporating NCT patents and technology for use in the Company's active noise and vibration control systems and to sell such components to NCT and NCT's customers. Harris is a worldwide designer and supplier of advanced electronic systems, semi-custom and custom integrated circuits and semiconductors, communications systems and equipment and electronic office products. Under the terms of the agreement, Harris, as a subcontractor to the limited liability company, is working with the Company in the design and development of custom and semi-custom electronic components and will manufacture the specialized components incorporating the Company's technology.

         THE CHARLES STARK DRAPER LABORATORY, INC. (U.S.)

         In July 1994, NCT and Draper Laboratory ("Draper") of Cambridge, Massachusetts entered into an agreement whereby NCT became the exclusive licensee to a new silicon micromachined microphone developed by Draper. Under terms of the agreement and subsequent agreements, Draper will perform engineering services for NCT to further develop the technology. The microphone technology has application in a wide variety of applications within the acoustic and communications fields.

         COHERENT COMMUNICATIONS SYSTEMS CORPORATION (U.S.)

         In June 1995, NCT and Coherent of Leesburg, Virginia entered into an agreement whereby NCT granted a license to Coherent to sell and Coherent and NCT will work together to develop and sell certain telecommunication products.

APPLIED ACOUSTIC RESEARCH, L.L.C. (U.S.)

         In December, 1995, NCT and AAR of State College, Pennsylvania formed a joint venture, OnActive Technologies, L.L.C. ("OAT"), to commercialize advanced audio applications, such as FPT(TM) and TDSS(TM), into total audio systems and solutions for the automotive OEM market. Both partners, who own equal shares of the joint venture, have licensed their proprietary technology to the joint venture.

H.       MARKETING AND SALES

         In addition to marketing its Active Wave Management(TM) technology and systems through its strategic alliances as described above, the Company also uses an internal sales force of eight people, its executive officers and directors, and four independent sales representatives. The independent sales representatives may earn commissions of generally up to 6% of revenues generated from sales of NCT products to customers introduced to NCT by them, and up to 5% of research and development funding revenues provided by such customers. The Company intends to continue to expand its internal sales force on a limited basis as resources become available.

         Revenues derived from the Company's contractual relationships with Walker and Ultra (see Note 3. - "Notes to the Consolidated Financial Statements") accounted for 38.2% and 30.1% respectively, of the Company's revenues for the year ended December 31, 1995. No other customer accounted for more than 10% of revenues during such fiscal period.

         The Company's backlog at December 31, 1995, was $950,000 as contrasted with $1,647,000 at December 31, 1994, and $1,450,000 at December 31, 1993,
respectively. In 1995 and 1994, the backlog was composed primarily of future product shipments. In 1993 the backlog was composed primarily of engineering and development service contracts. Since the Company's strategy is to focus on technology licensing fees, royalties, product revenue and the introduction of products which management believes have near term commercial potential, backlog of engineering and development services is not a relevant measure for the Company at this stage of its commercial development.

         Note 12. - "Notes to the Consolidated Financial Statements" sets forth financial information relating to foreign and domestic operations and sales for the years ended December 31, 1995 and 1994.

         The Company does not have a significant foreign exchange transaction risk because the majority of its non-U.S. revenue is in U.S. dollars. The remaining revenue is in British pounds sterling and the Company's underlying cost is also in pounds sterling creating a natural foreign exchange protection.

I.       COMPETITION

         The Company is aware of a number of direct competitors in the field of active noise and vibration attenuation. Indirect competition also exists in the field of passive sound and vibration attenuation. The Company's principal known competitors in active control systems are Andrea Electronics Corporation, Bose Corporation, Digisonix (a division of Nelson Industries, Inc.), Hitachi, Ltd., Group Lotus PLC and Lotus Cars Limited, Lord Corporation, Matsushita Electric Industrial Co., Ltd., Sennheiser Electronic Corp., Sony Corporation and Toshiba Corporation, among others. To the Company's knowledge, each of such entities is pursuing its own technology in active control systems, either on its own or in collaboration with others, and has recently commenced attempts to commercially exploit such technology. NCT also believes that a number of other large companies, such as the major domestic and foreign automobile and appliance manufacturers, and aircraft parts suppliers and manufacturers, have research and development efforts underway in active noise and vibration control. Many of these companies, as well as the Company's potential competitors in the passive sound and vibration attenuation field and other entities which could enter the active noise and vibration attenuation field as the industry develops, are well established and have substantially greater management, technical, financial, marketing and product development resources than the Company.

J.       GOVERNMENT CONTRACTS

         The Company has acted as a government subcontractor in connection with its performance of certain engineering and development services. Government contracts provide for their cancellation at the government's sole discretion, in which event the contractor or subcontractor may recover its actual costs up to the date of cancellation, plus a specified profit percentage. Governmental expenditures for defense are subject to the political process and to rapidly changing world events, either or both of which may result in significant reductions in such expenditures in the proximate future. Government contracts are not viewed as a significant part of the Company's business.

K.       RESEARCH AND DEVELOPMENT

         Company-sponsored research and development expenses aggregated $4.8 million, $9.5 million and $8.0 million for the fiscal years ended
December 31, 1995, 1994 and 1993, respectively.

         In addition, the Company's co-venturers and customers have funded engineering and development expenditures to determine the feasibility of applying the Company's technology to their requirements and to develop functional prototypes for their potential applications. These expenditures are estimated at $2.3 million, $4.2 million and $2.8 million for the fiscal years ended December 31, 1995, 1994, and 1993, respectively.

L.       ENVIRONMENTAL REGULATION COMPLIANCE

         Compliance with Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have any material effect upon the capital expenditures, earnings or competitive position of the Company.

         Compliance by existing and potential customers of the Company with Federal, state and local laws and regulations pertaining to maximum permissible noise levels occurring from the operation of machinery or equipment or the conduct of other activities could be beneficial to sellers of noise reduction products and enhance demand for certain applications of the Company's technology as well as products developed or to be developed by the Company. However, at the present time it is too early to determine what quantitative effect such laws and regulations will have on the sale of the Company's products and technology.

M.       EMPLOYEES

         The Company had 73 employees on March 18, 1996. None of such employees is represented by a labor union. The Company considers its relationships with employees to be satisfactory.

ITEM 2.  PROPERTIES

         The Company's executive office is located at the site of its research and technical support laboratory in Linthicum, Maryland, where it leases approximately 40,000 square feet of space under leases which expire in July 2000. The leases provide for current monthly rentals of approximately $35,000, subject to annual inflationary adjustments

         The Company's maintains a sales and marketing office in Stamford, Connecticut where it leases approximately 2500 square feet of space under a lease which expires in December 2001 and provides for a current monthly rental of approximately $2,500.

         The Company's United Kingdom operations are conducted in Cambridge, England where it leases 12,500 square feet of space under a lease which expires in March 1999, and provides for a current monthly rental of approximately $14,000.

ITEM 3.  LEGAL PROCEEDINGS

         On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. The suit requests the Court to award judgment in favor of Mr. Valerio as follows: (i) establish and declare that a proposed independent sales representation agreement submitted to Mr. Valerio by the Company and signed by Mr. Valerio but not executed by the Company was made and entered into between Mr. Valerio and the Company on June 30, 1992; (ii) declare that the Company is guilty of breach of contract and that the purported agreement was terminated by unilateral and illegitimate withdrawal by the company; (iii) order the Company to pay Mr. Valerio $30,000 for certain amounts alleged to be owing to Mr. Valerio by the Company; (iv) order the Company to pay commissions to which Mr. Valerio would have been entitled if the Company had followed up on certain alleged contacts made by the Valerio for an amount to be assessed by technicians and accountants from the Court Advisory Service; (v) order the Company to pay damages for the harm and losses sustained by Mr. Valerio in terms of loss of earnings and failure to receive due payment in an amount such as shall be determined following preliminary investigations and the assessment to be made by experts and accountants from the Court Advisory Service and in any event no less than 3 billion Lira ($18.9 million); and (vi) order the Company to pay damages for the harm done to Mr. Valerio's image for an amount such as the judge shall deem equitable and in case for no less than 500 million Lira ($3.1 million). The Company retained an Italian law firm as special litigation counsel to the Company in its defense of this suit. On March 6, 1996, the Company, through its Italian counsel, filed a brief of reply with the Tribunal of Milan setting forth the Company's position that: (i) the Civil Tribunal of Milan is not the proper venue for the suit, (ii) Mr. Valerio's claim is groundless since the parties never entered into an agreement, and (iii) because Mr. Valerio is not enrolled in the official Register of Agents, under applicable Italian law Mr. Valerio is not entitled to any compensation for his alleged activities. A hearing before the Tribunal of Milan is scheduled for May 30, 1996. Management is of the opinion that the lawsuit is without merit and will contest it vigorously. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgement against the Company, said judgement could have a severe material effect on quarterly or annual operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         An annual meeting of stockholders of the Company was held on November 8, 1995. At the meeting, Jay M. Haft, John J. McCloy II, Michael J. Parrella, Samuel A. Oolie and Alastair Keith were elected directors, each to serve until the next annual meeting of stockholders and until their successors are elected and qualified. The Stockholders also approved the adoption of the Noise Cancellation Technologies, Inc. Option Plan for Certain Directors and ratified the appointment of Richard A. Eisner & Company, LLP as the Company's independent auditors for the year ending December 31, 1995. The vote taken at such meeting was as follows:

         (a)     With respect to the election of the directors:

                                                For                  Withheld
                 Jay M. Haft               65,307,071               1,489,958
                 John J. McCloy II         65,284,326               1,512,703
                 Michael J. Parrella       65,325,731               1,471,298
                 Samuel A. Oolie           65,342,531               1,454,498
                 Alastair Keith            65,346,531               1,450,498

         (b) With respect to the proposal to approve the adoption of the Noise Cancellation Technologies, Inc. Option Plan for Certain Directors

                      For          Against         Abstentions and Broker Non-votes
                 60,901,443       5,104,426                    791,160


         (c) With respect to the proposal to ratify the selection of Richard A. Eisner & Company, LLP independent auditors for the Company's fiscal year ending December 31, 1995.



                      For          Against         Abstentions and Broker Non-votes
                 65,650,780       768,478                      377,771

                                    PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is currently traded on the NASDAQ National Market System under the symbol "NCTI". High and low last sale information for 1995 and 1994 for the common stock for specified quarterly periods is set forth below:

                                          1995                        1994
                                    ----------------          ----------------------
                                    HIGH        LOW           HIGH             LOW
                                    ----------------          ----------------------
         1st Quarter                1 3/16                    $3 1/16       $1 13/16
         2nd Quarter                 13/16      9/16           2             1  5/16
         3rd Quarter                1 9/16      1/2            2 1/8         1  3/32
         4th Quarter                1 1/16      9/16           1 1/2            7/16



(b) At December 31 1995, there were approximately 4,104 record holders of the Company's common stock.

(c) The Company has neither declared nor paid any dividends on its shares of common stock since inception. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. The Company anticipates that it will retain earnings, if any, in order to finance expansion of its operations.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below are derived from the historical financial statements of the Company. The data set forth below is qualified in its entirety by and should be read in conjunction with the Company's "Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included elsewhere herein.


                                                                                (IN THOUSANDS OF DOLLARS AND SHARES)

                                                                                     YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                                1991             1992         1993            1994         1995
                                                            ------------     ------------  ------------    ------------  ----------
STATEMENTS OF OPERATIONS DATA:
REVENUES
 Product Sales                                              $       610   $        740     $    1,728     $    2,337   $    1,589
 Engineering and development services                             3,513          3,779          3,598          4,335        2,297
 Technology licensing fees and other                              1,742             62             60            452        6,580
                                                            -----------   ------------     ----------     ----------   ----------
      Total revenues                                        $     5,865   $      4,581     $    5,386     $    7,124   $   10,466
                                                            -----------   ------------     ----------     ----------   ----------
COSTS AND EXPENSES:
 Cost of sales                                              $       312   $        608     $    1,309     $    4,073   $    1,579
 Cost of engineering and development services                     2,705          2,748          2,803          4,193        2,340
 Selling, general and administrative                              3,148          5,151          7,231          9,281        5,416
 Research and development                                         1,445          4,214          7,963          9,522        4,776
 Interest (income) expense, net                                      94           (169)          (311)          (580)         (49)
 Compensation expense-removal of vesting conditions                   -          7,442             (1)             -            -
 Equity in net (income) loss of unconsolidated affiliates             -            117          3,582(2)       1,824          (80)
 Other (income) expense, net                                         54             89              -            718          552
                                                            -----------   ------------     ----------     ----------   ----------
      Total costs and expenses                              $     7,758   $     20,200     $   22,577     $   29,031   $   14,534
                                                            -----------   ------------     ----------     ----------   ----------
 Loss before income taxes                                   $    (1,893)  $    (15,619)    $  (17,191)    $  (21,907)  $   (4,068)
                                                            ===========   ============     ==========     ==========   ==========
 Income taxes                                                       100              -              -              -            -
                                                            -----------   ------------     ----------     ----------   ----------
 Net loss                                                   $    (1,993)  $    (15,619)(1) $  (17,191)(2) $  (21,907)  $   (4,068)
 Weighted average number of common
   shares outstanding(3)                                         52,694         61,712         70,416         82,906       87,921
                                                            ===========   ============     ==========     ==========   ==========
 Net loss per share                                         $     (0.04)  $      (0.25)(1) $    (0.24)(2) $    (0.26)  $    (0.05)
                                                            ===========   ============     ==========     ==========   ==========


                                                                                           DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                                1991             1992         1993            1994         1995
                                                            ------------     ------------  ------------    ------------  ----------
BALANCE SHEET DATA:
 Total assets                                               $    5,484   $  15,771        $    29,541    $    12,371  $     9,583
 Total liabilities                                               1,457       2,069              6,301          6,903        2,699
 Long-term debt                                                      3           -                  -              -          105
 Accumulated deficit                                           (14,065)    (29,682)           (46,873)       (68,780)     (72,848)
 Stockholders equity(4)                                          4,027      13,702             23,239          5,468        6,884
 Working capital                                                 1,971      11,038             19,990            923        1,734



(1) Includes a one-time non-cash charge of $7,441,875 or $.12 per share for the year ended December 31, 1992, related to the removal of the vesting conditions to certain warrants. This charge removed any potential future charge to earnings related to such warrants.

(2) In connection with the sale of Common Stock to Tenneco Automotive in December 1993, the Company recognized its share of cumulative losses not previously recorded with respect to its joint venture with Walker amounting to $3,581,682.

(3) Does not include shares issuable upon the exercise of outstanding stock options, warrants and, where applicable in 1991, outstanding shares of Series A and Series B Convertible Preferred Stock, since their effect would be antidilutive.

(4) The Company has never declared nor paid cash dividends on its Common Stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


         GENERAL BUSINESS ENVIRONMENT

         The Company is in transition from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Revenues from product sales were limited to sales of specialty products and prototypes. In 1995, the Company received approximately 22% of its operating revenues from engineering and development funding, compared with 61% in 1994. Since 1991, revenues from product sales have been increasing and management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

         As a result of the 1994 acquisition of certain ANVT assets, the Company is now the exclusive licensee of ten seminal patents, the Chaplin Patents, through its wholly owned subsidiary, CPH. The Company's ability to license the Chaplin Patents directly to unaffiliated third parties provides the Company with a greater ability to earn technology licensing fees and royalties from such patents. Further, the Company believes that its intellectual property portfolio prevents other competitors and potential competitors in the field of Active Wave Management(TM) from participating in certain commercial areas without licenses from the Company.

         Notes 1. and 15. to the accompanying Consolidated Financial Statements and the liquidity and capital resources section which follows describe the current status of the Company's available cash balances and the uncertainties which exist that raise substantial doubt as to the Company's ability to continue as a going concern.

         At a Board of Directors Meeting on July 6, 1995, the following executive changes were implemented: The Company's former Executive Vice-President was appointed President and the then Co-Chairman of the Board, Chief Executive Officer and President retained the positions of Co-Chairman of the Board and Chief Executive Officer.

         As previously disclosed, the Company has implemented changes in its organization and focus, beginning in late 1994. Additionally, in late 1995 the Company redefined its corporate mission to be the worldwide leader in the advancement and commercialization of Active Wave Management(TM) technology. Active Wave Management(TM) is the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality. This redefinition is the result of the development of new technologies, as previously noted, such as ASF(TM), TDSS(TM), FPT(TM), and the SMM, which create products that the Company believes will be utilized in areas beyond noise and vibration reduction and control. These technologies and products are consistent with shifting the Company's focus to technology licensing fees, royalties and products that represent near term revenue generation. The redefinition of corporate mission is reflected in the revised business plan which the Company began to implement in the first quarter of 1996.

         As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of Active Wave Management(TM) build, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The funding from these sources, if realized, will reduce the Company's dependence on engineering and development funding. The beginning of this process is shown in the shifting percentages of operating revenue, discussed below.

         In December 1994, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1996. During 1995, the Company generated $6.6 million in license fees and $1.6 million in product sales. While the Company has exceeded its expectations through December 1995 regarding technology licensing fees, production delays and market acceptance have slowed new product sales. Operating expenses have been reduced throughout 1995 and were less than projected in the plan adopted in December 1994. Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's ability to overcome its present financial difficulties. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues.

         From the Company's inception through December 31, 1995, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 21% product sales, 52% engineering and development services and 27% technology licensing fees.

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

         The Company began shipping ProActive(TM) headsets in 1995. The Company is now selling products through three of its alliances: Walker is manufacturing and selling industrial silencers; Siemens is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; and in the fourth quarter of 1994 Ultra began installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft. Management believes these developments and those previously disclosed help demonstrate the range of commercial potential for the Company's technology and will contribute to the Company's transition from engineering and development to technology licensing fees, royalties and product sales.

         The availability of high-quality, low-cost electronic components for integration into the Company's products also is critical to the commercialization of the Company's technology. The Company is working with its strategic partners and other suppliers to reduce the size and cost of the Company's systems, so that the Company will be able to offer low-cost electronics and other components suitable for high-volume production.

         The Company has continued to make substantial investments in its technology and intellectual property and has incurred development costs for engineering prototypes, pre-production models and field testing of several products. During 1994, the Company acquired a license to two patents in the field of micro-machined microphones and concluded the acquisition of all of the patents, know-how and intellectual property of a former competitor, ANVT. Management believes that the Company's investment in its technology has resulted in the expansion of its intellectual property portfolio and improvement in the functionality, speed and cost of components and products.

         The Company has become certified under the International Standards Organization product quality program known as "ISO 9000", and has successfully undergone two quality audits. Since the third quarter of 1994, the Company has reduced its worldwide work force by 58% from 173 to 73 current employees as of March 18, 1996.

         Because the Company will not meet its revenue targets for the first quarter of 1996, it has entered into two recent transactions, which provide additional funding as follows:

         On March 28, 1996, the Company sold 2,000,000 shares of its common stock in a private placement that provided net proceeds to the Company of $0.7 million.

         On April 10, 1996, the Company sold an additional 1,000,000 shares, in the aggregate, of its common stock in a private placement with three institutional investors that provided net proceeds to the Company of $0.35 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options are equal to $35 per share subject to certain adjustments. The conversion of the notes and the exercise of the options are both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares. In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective within 90 days of the filing date and in the event its effectiveness is suspended for other than brief permissible periods. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or an equity feature without the investors' consent for a period of one year.

         The total cash received to date by the Company from the above two transactions amounts to $2.2 million. (Refer to Notes 1. and 15. - "Notes to the Consolidated Financial Statements.")

         Management believes that the funding provided by increased product sales, technology licensing fees, royalties, and cost savings, if realized, coupled with the additional capital referred to above, some of which is dependent upon shareholder approval of an amendment to the Company's
Certificate of Incorporation, should enable the Company to continue operations into 1997. If the Company is not able to increase technology licensing fees, royalties and product sales, or generate additional capital, it will have to further cut its level of operations substantially in order to conserve cash. (Refer to "Liquidity and Capital Resources" below and to Note 1. - "Notes to the Consolidated Financial Statements" for a further discussion relating to continuity of operations.)

         RESULTS OF OPERATIONS

Year ended December 31, 1995 compared with year ended December 31, 1994.

         Total revenues in 1995 increased by 47% to $10,466,000 from $7,124,000 in 1994. Total expenses during the same period decreased by 50% or $14,497,000, reflecting the continuing results of cost reduction plans.

         Technology licensing fees increased by 1,356% or $6,128,000 to $6,580,000, reflecting the Company's continuing emphasis on expanding technology licensing fee revenue. The 1995 amount is principally derived from a $2.6 million license fee from Ultra, a $ 3.3 million license fee from Walker and other licenses aggregating $0.7 million. In 1994, technology license fees amounted to $0.5 million. See Note 3. - "Notes to the Consolidated Financial Statements".

         Product sales decreased by 32% to $1,589,000 reflecting a reduction in orders for MRI headsets from Siemens, decreased revenue from NoiseBuster(TM) sales due to reductions in average price and units sold, and a decrease in industrial silencer sales in connection with the transfer of that business to Walker.

         Engineering and development services decreased by 47% to $ 2,297,000, primarily due to the elimination of funding from Ultra for aircraft cabin quieting in connection with the transfer of that business to Ultra in the first quarter of 1995, a decrease in the amount of muffler development funding from Walker in connection with the transfer of that business to Walker in the fourth quarter of 1995 and staff reductions.

         Cost of product sales decreased 61% to $1,579,000 from $4,073,000 and the product margin increased to 1% from (74%) in 1994. The negative margin in 1994 was primarily due to a reserve for slow moving and obsolete inventory in the amount of $1,855,300. In 1995, the low product margin was primarily due to the lower sales price of the NoiseBuster(TM).

         Cost of engineering and development services decreased 44% to $2,340,000 primarily due to the changes in the Ultra and Walker relationships, as noted above.

         Selling, general and administrative expenses for the year decreased by 42% to $5,416,000 from $9,281,000 for 1994. Of this decrease, $1,202,000 was directly attributable to salaries and related expenses. Advertising and marketing expenses decreased by 65% to $677,000. Office and occupancy expenses decreased by 73% or $537,000. Professional fees increased by 55% to $1,933,000 primarily due to legal fees related to litigation and patent prosecution and maintenance. Travel and entertainment decreased by 58% or $533,000.

         Depreciation and amortization included in selling, general and administrative expenses decreased by $22,000 or 10%, from $221,000 to $199,000.

         Research and development expenditures for 1995 decreased by 50% to $4,776,000 from $9,522,000 for 1994, primarily due to realizations from the cost savings plans and staff reductions.

         In 1995, interest income decreased to $53,000 from $587,000 in 1994 reflecting the decrease in 1995 of available funds to invest.

         Under all of the Company's existing joint venture agreements at the end of 1995, the Company is not required to fund any capital requirements of these joint ventures beyond its initial capital contribution. In accordance with U.S. generally accepted accounting principles, when the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method of accounting for its investment. The agreement with Tenneco Automotive entered into in December 1993 resulted in the recognition of 1994 losses with respect to the joint venture with Walker in the amount of $1,453,200. The aggregate amount of the Company's share of losses in all of its joint ventures in excess of the Company's investments which has not been recorded was approximately $0.9 million at December 31, 1994. Due to the Company's sale and transfer of its interest in various of its joint ventures in 1995, there was no such unrecorded losses as of December 31, 1995.

         The Company has net operating loss carryforwards of $58.7 million and research and development credit carryforwards of $1.2 million for federal income tax purposes at December 31, 1995. No tax benefit for these operating losses has been recorded in the Company's financial statements. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation.

Year ended December 31, 1994 compared with year ended December 31, 1993.

         Total revenues for 1994 increased by 32% to $7,124,000 from $5,385,900 in 1993.

         Product sales advanced 35% to $2,337,000 reflecting sales of the NoiseBuster(TM) consumer headset into several distribution channels, shipments of MRI headsets to Siemens and industrial headsets to Telex. Engineering and development services increased by 20% to $4,336,000 primarily due to the additional project funding from Ultra for aircraft cabin quieting and from WNCT for vehicle mufflers.

         Licensing fees in 1994 were comprised of a $141,000 net license fee from Mitsuya for limited NoiseEater(TM) rights in Japan, a $250,000 license fee from QSI, a related party, (see Item 13. "Certain Relationships and Related Transactions" and Note 3. - "Notes to the Consolidated Financial Statements") for rights in the electric utility transformer retro-fit market, and a $60,000 fee from Unikeller Group, Switzerland. During 1993, the only license fee recorded was a $60,000 fee from a development agreement with Unikeller Group for sound attenuation in passenger vehicle cabins.

         Cost of product sales increased 211% to $4,073,123 and the product margin decreased to (74%) from 24% in 1993, primarily due to a reserve for slow moving and obsolete inventory in the amount of $2,032,000. Cost of engineering and development services increased 50% to $4,192,000 due to increased contracts, primarily Ultra.

         Selling, general and administrative expenses for the year increased by 28% to $9,281,117 from $7,231,000 for 1992. Of this increase $600,000 was due to the  purchase of the manufacturing rights in the Far East from Foster (see
Note 3. - "Notes to the Consolidated Financial Statements"). In 1994, the Company recorded $375,000 of realized and unrealized losses in its investments, versus a $258,000 realized gain in its investments in 1993.

         Advertising and marketing expenses increased by $671,000 or 52%, from $1,286,000 to $1,957,000, primarily due to increased expenditures to open distribution channels for the NoiseBuster(TM), and office and occupancy expenses increased by $105,000 or 17%, from $626,000 to $731,000, primarily to support the advertising and marketing efforts above.

         Depreciation and amortization included in selling, general and administrative expenses increased by $67,000 or 44%, from $154,000 to $221,000, reflecting the increased amortization of intellectual property acquired from ANVT (see Note 14. - "Notes to the Consolidated Financial Statements").

         Research and development expenditures for 1994 increased by 20% to $9,522,000 from $7,962,900 for 1993.

         In 1994, interest income increased to $587,510 from $313,200 for 1993. This increase was due primarily to the income from the investment of the unexpended proceeds from the 1993 public offering of common stock, which were invested, along with the Company's other available cash, in U.S. Treasury bills and high quality bond funds. The Company's net yield on its investments during 1994 averaged 5.7%.

         Under most of the Company's joint venture agreements, the Company is not required to fund any capital requirements of these joint ventures beyond its initial capital contribution. In accordance with U.S. generally accepted accounting principles, when the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method of accounting for its investment. The agreement with Tenneco Automotive entered into in December 1993 resulted in the recognition of 1994 losses with respect to the joint venture with Walker in the amount of $1,453,200. The aggregate amount of the Company's share of losses in all of its joint ventures in excess of the Company's investments which has not been recorded was approximately $0.9 million at December 31, 1994. The Company will not be able to record any equity in income with respect to an entity until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded.

         The Company had net operating loss carryforwards of $58.7 million and research and development credit carryforwards of $1.2 million for federal income tax purposes at December 31, 1994. No tax benefit for these operating losses has been recorded in the Company's financial statements. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company received $0.7 million from the exercise of stock purchase warrants and options during 1995, $1.0 million in 1994 and $2.1 million in 1993.

         On August 4, 1995, the Company sold 2,000,000 shares of its common stock in a private placement that resulted in $0.7 million net proceeds to the Company. Additionally, on November 14, 1995, the Company sold 4,800,000 shares of its common stock in a private placement that resulted in $3.3 million net proceeds to the Company.

         In March 1995, the Company and Ultra amended the teaming agreement and concluded a licensing and royalty agreement for $2.6 million. In addition, Ultra will pay the Company a royalty of 1 1/2% of sales of products incorporating NCT technology beginning in 1998.

         On November 15, 1995, the Company and Walker executed a series of related agreements which provided for the transfer of the Company's interest in WNCT to Walker, the elimination of the

Company's previously expensed obligation to fund the remaining $2.4 million of product and technology development work, the transfer to Walker of certain Company owned tangible assets related to the business of WNCT, the expansion of certain existing technology licenses and the Company's performance of certain research and development activities for Walker at Walker's expense as to future activities.

         The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $72.8 million on a cumulative basis through December 31, 1995. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the license fees and engineering and development funds provided to the venture or the Company are recovered.

         In December 1994, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1996. During 1995, the Company generated $6.6 million in license fees and $1.6 million in product sales. While the Company has exceeded its expectations to date regarding technology licensing fees, production delays have slowed new product sales. Operating expenses have been reduced throughout 1995 and were less than projected in the plan adopted in December of 1994. Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's ability to overcome its present financial difficulties. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues.

         In January 1996, the Company adopted a plan that management believes should generate sufficient funds for the Company to continue its operations into 1997. Under this plan, the Company needs to generate approximately $19 million to fund its operations for 1996. The Company believes that it can generate these funds from operations in 1996, although there is no certainty that the Company will achieve this goal. Included in such amount is approximately $8.9 million in sales of new products and approximately $9.0 million of technology licensing fees and royalties.
Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's ability to overcome its present financial difficulties. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues. If, during the course of 1996, management of the Company determines that it will be unable to meet or exceed the plan discussed above, the Company will consider fund raising alternatives. The Company's ability to raise additional capital through sales of common stock will be severely limited until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation authorizing additional capital stock and the termination of the one year restriction on further equity financing undertaken by the Company in connection with the sale of common stock and convertible term notes to three institutional investors described above. The Company will monitor its performance against the plan on a monthly basis and, if necessary, reduce its level of operations accordingly. The Company believes that the plan discussed above constitutes a viable plan for the continuation of the Company's business into 1997.

         There can be no assurance that additional funding will be provided by technology licensing fees, royalties, product sales, engineering and development revenue or additional capital. In that event, the Company would have to further cut back its level of operations substantially in order to conserve cash. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. The uncertainty with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies, raises substantial doubt about the Company's ability to continue as a going concern. Further discussion of these uncertainties is presented in Notes 1. and
15. -  "Notes to the Consolidated Financial Statements".

         Because the Company will not meet its revenue targets for the first quarter of 1996, it has entered into two recent transactions, which provide additional funding as follows:

         On March 28, 1996, the Company sold 2,000,000 shares of its common stock in a private placement that provided net proceeds to the Company of $0.7 million.

         On April 10, 1996, the Company sold an additional 1,000,000 shares, in the aggregate, of its common stock in a private placement with three institutional investors that provided net proceeds to the Company of $0.3 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options are equal to the price received by the Company for the sale of such 1,000,000 shares subject to certain adjustments. The conversion of the notes and the exercise of the options are both subject to stockholder approval of an appropriate amendment to the Company's certificate of incorporation increasing its authorized capital to provide for the requisite shares.

         In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective within 90 days of the filing date and in the event its effectiveness is suspended for other than brief permissible periods. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or an equity feature without the investors' consent for a period of one year.

         The total cash received to date by the Company from the above two transactions amounts to $2.2 million. (Refer to "Liquidity and Capital Resources" above and Notes 1. and 15. - "Notes to the Consolidated Financial Statements" below.)

         At December 31, 1995, cash and short-term investments were $1,831,000. The available resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

         The Company's working capital increased from $923,000 at December 31, 1994, to $1,734,000 as of December 31, 1995. This increase was due primarily to the 1995 private placements noted above reduced by the net loss for the year and the reduction in the Walker liability (See Note 3. - "Notes to the Consolidated Financial Statements.")

         During 1995, the net cash used in operating activities was $5.0 million. This utilization reflects the emphasis on the commercial development of its technology into several product applications which were scheduled for introduction in 1995 and 1996.

         Net inventory declined during 1995 by $423,000, primarily reflecting sales of the NoiseBuster(TM) product.

         During the year ended December 31, 1995, accounts receivable reserves were decreased by $782,000 as the Company wrote off certain accounts (see Note
8. - "Notes to the Consolidated Financial Statements").

         The Company's available cash balances at December 31, 1995 are as projected at the end of 1994, primarily due to cost savings and the private placements noted above.

         The net cash used in investing activities amounted to $272,000 during the year primarily for acquisition of patent rights. The net cash provided by financing activities amounted to $4,678,000 primarily from the exercise of options and warrants and the private placements noted above.

         The Company has no lines of credit with banks or other lending institutions and therefore has no unused borrowing capacity.

         The Company believes that the level of financial resources available to it is an essential competitive factor. The Company may elect to raise additional capital, from time to time, through equity or debt financing in order to capitalize on business opportunities and market conditions although the Company's ability to raise additional capital through sales of common stock will be severely limited until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation authorizing additional capital stock and the termination of the one year restriction on further equity financing undertaken by the Company in connection with the sale of common stock and convertible term notes to three institutional investors described above.


                             CAPITAL EXPENDITURES

         The Company intends to continue its business strategy of working with supply, manufacturing, distribution and marketing partners to commercialize its technology. The benefits of this strategy include: (i) dependable sources of electronic and other components, which leverages on their purchasing power, provides important cost savings and accesses the most advanced technologies;
(ii) utilization of the manufacturing capacity of the Company's allies, enabling the Company to integrate its active technology into products with limited capital investment; and (iii) access to well-established channels of distribution and marketing capability of leaders in several market segments.

         There were no material commitments for capital expenditures as of December 31, 1995, and no material commitments are anticipated in the near future.

ITEM 8.  FINANCIAL STATEMENTS

               The Reports of the Independent Accountants Richard A. Eisner & Company, L.L.P. and Coopers & Lybrand L.L.P. and the financial statements and accompanying notes are attached.

                        INDEX TO FINANCIAL STATEMENTS

                                                                                    Page
                                                                                    ----
Reports of Independent Auditors and Accountants...................................  F-1&2
Consolidated Balance Sheets, as of December 31, 1994, and 1995....................  F-3
Consolidated Statement of Operations, for the years ended
  December 31, 1993, 1994 and 1995................................................  F-4
Consolidated Statements of Stockholders' Equity, for the years ended
  December 31, 1993, 1994 and 1995................................................  F-5
Consolidated Statements of Cash Flows, for the years ended
  December 31, 1993, 1994 and 1995................................................  F-6
Notes to the Consolidated Financial Statements....................................  F-7


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Changes in independent accountants have been previously reported. See the Company's Current Reports on Form 8-K filed on April 14, 1993 (as amended on April 22, 1993), December 29, 1994 and January 6, 1995.

         There have been no disagreements with independent accountants on accounting and financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT


         The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of the Company as of March 31, 1996:


             NAME                AGE                         POSITIONS AND OFFICES
             ----                ---                         ---------------------
Jay M. Haft                    60         Chief Executive Officer and Co-Chairman of the Board of
                                          Directors
John J. McCloy II              58         Co-Chairman of the Board and Director
Michael J. Parrella            48         President and Director
Stephen J. Fogarty, CPA        46         Senior Vice President, Chief Financial Officer
Irene Lebovics                 43         Senior Vice President, Marketing and Secretary
Jeffery Zeitlin                47         Senior Vice President, Operations
Cy E. Hammond                  41         Vice President, Controller
Michael A. Hayes, Ph.D.        44         Vice President of Research
Samuel A. Oolie                59         Director
Alastair Keith                 49         Director

      JAY M. HAFT currently serves as Chief Executive Officer and Co-Chairman of the Board of Directors of the Company. He served as President of the Company from November 1994 to July 1995. He is counsel to the law firm of Parker Duryee Rosoff & Haft in New York, and counsel to the law firm of Ruden, Barnett, McClosky, Smith, Schuster & Russell, P.A. in Florida, and has been engaged in the practice of law since 1959. Mr. Haft also serves as a director of Robotic Vision Systems Inc., Nova Technology, Inc., Extech Corporation, Oryx Technology, Inc., CAS Medical Systems, Inc., and Viragen, Inc.

      JOHN J. MCCLOY II currently serves as Co-Chairman of the Board of Directors. He served as Chief Executive Officer of the Company from September 1987 to November 1994 and as its Chairman of the Board from September 1986 to November 1994. Additionally he served as Chief Financial Officer from November 1990 to February 1993 and as its Secretary-Treasurer from October 1986 to September 1987. Since 1981, he has also been a private investor concentrating on venture capital and early stage investment projects in a variety of industries. Mr. McCloy is also a director of American University in Cairo, the Sound Shore Fund, Inc., and the Atlantic Council.

      MICHAEL J. PARRELLA currently serves as President and Director of the Company. He was elected President and Chief Operating Officer of the Company in February 1988 and served in that capacity until November 1994. From November 1994 to July 1995 Mr. Parrella served as Executive Vice President of the Company. He initially became a director in 1986 after evaluating the application potential of the Company's noise cancellation technology. At that time, he formed an investment group to acquire control of the Board and to raise new capital to restructure the Company and its research and development efforts. He was also Chairman of the Board of Environmental Research Information, Inc., an environmental consulting firm, from December 1987 to March 1991.

         STEPHEN J. FOGARTY, CPA currently serves as Senior Vice President and Chief Financial Officer of the Company. He joined the Company as Vice President of Production in May 1990, was appointed a Senior Vice President in January 1993 and subsequently appointed Chief Financial Officer on November 15, 1994. Between 1987 and 1990, he worked for Relay Communications, a PC-to-PC and PC-to-mainframe communications software company, where he served as Vice President and Chief Financial Officer and managed operations and administration. Following that company's acquisition by Microcom Software in 1988, he served as Vice President of Operations. Prior to 1987, he spent over 12 years in public accounting, including 1976-1982 with Larsen Durgy & Fogarty and 1982 - 1986 as a sole practitioner.

         IRENE LEBOVICS currently serves as Senior Vice President, Marketing, and President of NCT Headsets and as Secretary of the Company. She joined the Company as Vice President of NCT and President of NCT Medical Systems (NCTM) in July 1989. In March 1990 NCTM became part of NCT Personal Quieting and Ms. Lebovics served as President. In January 1993 she was appointed Senior Vice President of NCT. In November 1994, Ms. Lebovics became President of NCT Headsets and on August 1, 1995, she became Secretary. Prior to joining NCT, Ms. Lebovics worked for a software development company, Philon, Inc. where she worked for six years and ultimately served as President. Prior to that time, Ms. Lebovics held various positions in product marketing with Bristol-Myers, a consumer products company, and in advertising with McCaffrey and McCall.

         JEFFREY C. ZEITLIN currently serves as Senior Vice President of Operations. He was initially a consultant to the Company in October 1995 and became an employee in January 1996. Prior to joining the Company he was an independent consultant for X-Ray Optical Systems, Inc., a high technology start-up company, Ambase Corporation, a financial services holding organization, and Liner Technology, Inc., a start-up manufacturing organization. He has also served as Vice President and Chief Financial Officer of CBI Holding Company, Inc., a drug wholesaler representing all major drug manufacturers. From 1981 to 1992 Mr. Zeitlin served in several accounting and treasury positions at Hoechst Celanese Corporation, the most recent of which was Vice President of Venture Funds and Financial Projects. He is a Director of Integrated Liner Technologies, Inc. of Watervliet, New York.

         CY E. HAMMOND currently serves as Vice President and Controller of the Company. He joined the Company as Controller in January 1990 and was appointed a Vice President in February 1994. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations.

         MICHAEL A. HAYES, PH.D. currently serves as Vice President of Research after joining the Company in 1996. During 1995 and 1994 Dr. Hayes served as Deputy Project Director of Research support for Antarctic Support Associates as their representative in Alaska. From 1991 to 1994 he served as Deputy Program Manager of Special Payloads for Martin Marietta (formerly a division of General Electric) while directly managing critical spacecraft sub-system and instrument development for Goddard Space Flight Center. Prior to 1991 Dr. Hayes served in several Senior Research positions at Texas Instruments and Georgia Institute of
Technology.    Dr. Hayes received his Ph.D. in Plasma Physics from the
University of California, Davis in 1981. He received a M.S. in Applied Science from the University of California, Davis in 1978 and a B.S. in Physics form the University of California, San Diego in 1974.

      SAMUEL A. OOLIE currently serves as a Director of the Company. He is Chairman and Chief Executive Officer of NoFire Technologies, Inc., a manufacturer of high performance fire retardant products, and has held those positions since August 1995. He is also Chairman of Oolie Enterprises, an investment company, and has held that position since July 1985. Mr. Oolie currently serves as a director of Avesis, Inc. and Comverse Technology, Inc. He has also been a director of CFC Associates, a venture capital partnership, since January 1984 and Chairman of New Thermal Corp., an extruder of plastic profiles for the window industry, since January 1991.

         ALASTAIR KEITH currently serves as a Director of the Company. He has been a general partner of CA Partners, a general partner in three investment funds, since March 1992. From January 1992 to April 1995 he acted as an advisor to the Ministry of Privatization in the Czech Republic. For 20 years prior thereto, he was employed by Brown Brothers Harriman & Company where he held senior management positions in a variety of the firm's domestic and international banking businesses.



         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no reports were required for those persons, the Company believes that, during the period from January 1, 1995, to December 31, 1995, all filing requirements applicable to its officers, directors, and greater than 10% stockholders were complied with, except that John J. McCloy, II, Co-Chairman of the Board of Directors, failed to file two Form 4's reporting four transactions. Such transactions were reported on Form 5 which was filed late.

ITEM 11. EXECUTIVE COMPENSATION

      "Incorporated by reference to Registrant's proxy statement for the 1996 Annual Meeting of Shareholders to be filed by April 29, 1996 or to be filed by amendment."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT


      "Incorporated by reference to Registrant's proxy statement for the 1996 Annual Meeting of Shareholders to be filed by April 29, 1996 or to be filed by amendment."

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1990, the Company's Board of Directors authorized the issuance of warrants to acquire 420,000 shares of common stock to each of Messrs. McCloy, Parrella and Oolie and Ms. Lebovics, exercisable through September 30, 1994, at $.375 per share, being the market price of the Company's common stock on the date of such authorization, based upon each such person's commitment to extend his or her personal guarantee on a joint and several basis with the others in support of the Company's attempt to secure bank or other institutional financing, the amount of which to be covered by the guarantee would not exceed $350,000. No firm commitment for any such financing has been secured by the Company and at present no such financing is being sought. However, each of such persons' commitment to furnish said guarantee continues in full force and effect.

         In 1989, the Company established a joint venture with Environmental Research Information, Inc., ("ERI") to jointly develop, manufacture and sell
(i) products intended for use solely in the process of electric power generation, transmission and distribution and which reduce noise and/or vibration resulting from such process, (ii) personal quieting products sold directly to the electric utility industry and (iii) products that reduce noise and/or vibration emanating from fans and fan systems (collectively, "Power and Fan Products"). In 1991, in connection with the termination of this joint venture, the Company agreed, among other things, during the period ending February 1996, to make payments to ERI equal to (i) 4.5% of the Company's sales of Power and Fan Products and (ii) 23.75% of fees derived by the Company from its license of Power and Fan Products technology, subject to an overall maximum of $4,500,000. Michael J. Parrella, President of the Company, was Chairman of ERI at the time of both the establishment and termination of the joint venture and owns approximately 12% of the outstanding capital of ERI. In addition, Jay M. Haft, Co-Chairman, and Chief Executive Officer of the Company, shares investment control over an additional 24% of the outstanding capital of ERI. The Company believes that the respective terms of both the establishment of the joint venture with ERI and its termination were comparable to those that could have been negotiated with other persons or entities. During the fiscal year ended December 31, 1995, the Company was not required to make any such payments to ERI under these agreements.

         In 1993, the Company entered into three Marketing Agreements with QuietPower Systems, Inc. ("QSI") (until March 2, 1994, "Active Acoustical Solutions, Inc."), a company which is 33% owned by ERI and 2% owned by Mr. Haft. Under the terms of one of these Marketing Agreements, QSI has undertaken to use its best efforts to seek research and development funding for the Company from electric and natural gas utilities for applications of the Company's technology to their industries. In exchange for this undertaking, the Company has issued a warrant to QSI to purchase 750,000 shares of Common Stock at $3.00 per share. The last sale price for the Common Stock reported on the NASDAQ National Market System on May 15, 1993, the date of the Marketing Agreement, was $2.9375. The warrant becomes exercisable as to specific portions of the total 750,000 shares of Common Stock upon the occurrence of defined events relating to QSI's efforts to obtain such funding for the Company. When such defined events occur, the Company will record a charge for the amount by which the market price of the Common Stock on such date exceeds $3.00 per share, if any. The warrant remains exercisable as to each such portion from the occurrence of the defined event through October 13, 1998. As of December 31, 1994, contingencies had been removed against 525,000 warrants resulting in a 1993 non-cash charge of $120,250. This Marketing Agreement also grants to QSI a non-exclusive right to market the Company's products that are or will be designed and sold for use in or with equipment used by electric and/or natural gas utilities for non-retrofit applications in North America. QSI is entitled to receive a sales commission on any sales to a customer of such products for which QSI is a procuring cause in obtaining the first order from such customer. In the case of sales to utility company customers, the commission is 6% of the revenues received by the Company. On sales to original equipment manufacturers for utilities, the commission is 6% on the gross revenue NCT receives on such sales from the customer in the first year, 4% in the second year, 2% in the third year and 1% in the fourth year, and .5% in any future years after the fourth year. QSI is also entitled to receive a 5% commission on any research and development funding it obtains for NCT, and on any license fees it obtains for the Company from the license of the Company's technology. The initial term of this Agreement is three years renewable automatically thereafter on a year-to-year basis unless a party elects not to renew.

         Under the terms of the second of the three Marketing Agreements, QSI is granted a non-exclusive right to market the Company's products that are or will be designed and sold for use in or with feeder bowls throughout the world, excluding Scandinavia and Italy. Under this Marketing Agreement, QSI is entitled to receive commissions similar to those payable to end user and original equipment manufacturer customers described above. QSI is also entitled to receive the same 5% commission described above on research and development funding and technology licenses which it obtains for the Company in the feeder bowl area. The initial term of this Marketing Agreement is three years with subsequent automatic one-year renewals unless a party elects not to renew.

         Under the terms of the third Marketing Agreement, QSI is granted an exclusive right to market the Company's products that are or will be designed and sold for use in or with equipment used by electric and/or natural gas utilities for retrofit applications in North America. QSI is entitled to receive a sales commission on any sales to a customer of such products equal to 129% of QSI's marketing expenses attributable to the marketing of the products in question, which expenses are to be deemed to be the lesser of QSI's actual expenses or 35% of the revenues received by the Company from the sale of such products. QSI is also entitled to receive a 5% commission on research and development funding similar to that described above. QSI's exclusive rights continue for an indefinite term provided it meets certain performance criteria relating to marketing efforts during the first two years following product availability in commercial quantity and minimum levels of product sales in subsequent years. In the event QSI's rights become non-exclusive, depending on the circumstances causing such change, the initial term then becomes either three or five years from the date of this Marketing Agreement, with subsequent one-year automatic renewals in each instance unless either party elects not to renew. During the fiscal year ended December 31, 1995, the Company was not required to pay any commissions to QSI under any of these Marketing Agreements.

         The Company has also entered into a Teaming Agreement with QSI under which each party agrees to be responsible for certain activities relating to transformer quieting system development projects to be undertaken with utility companies. Under this Teaming Agreement, QSI is entitled to receive 19% of the amounts to be received from participating utilities and the Company is entitled to receive 81%. During the fiscal year ended December 31, 1995, the Company made no payments to QSI for project management services.

         In March 1995, the Company entered into an agreement with QSI (see
Note 8, - "Notes to the Consolidated Financial Statements") by which QSI received the exclusive right to market, sell and distribute transformer quieting products and gas turbine quieting products in the utility industry. Under the agreement QSI funds development of the systems. The agreements generally provide that the Company manufactures the products and receives a royalty of 6% from QSI on the sales of the product. For the exclusive rights under the agreement, QSI is to pay a license fee to NCT of $750,000, $250,000 of which QSI paid to NCT in June of 1994, and the balance of which is payable in equal monthly installments of $16,667, beginning in April of 1995. The agreement supersedes any other agreements related to the product above. The agreement is contingent upon full payment by QSI to NCT of trade receivables, which at December 31, 1994 amounted to $492,100. All amounts due from QSI were fully reserved at December 31, 1995 (See Note 2, - "Notes to the Consolidated Financial Statements").

         In April 1995, the Company amended the March 1995 agreement with QSI as follows. QSI forfeited warrants to purchase 750,000 shares of the Company's common stock which had been issued pursuant to the May 15, 1993 Marketing Agreement (Non-retrofit Utility Products) and the $500,000 balance due the Company for the exclusivity fee was reduced to $250,000. In addition, accounts receivable due the Company from QSI were converted to a note receivable from QSI, bearing annual interest at 6% due May 15, 1996 or earlier contingent upon the occurrence of certain events. The note receivable from QSI was fully reserved at December 31, 1995.

         The Company believes that the terms of its agreements with QSI are comparable to those that it could have negotiated with other persons or entities.



                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

(1)      FINANCIAL STATEMENTS.



Reports of Independent Auditors and Accountants.

Consolidated Balance Sheets, as of December 31, 1994, and 1995

Consolidated Statements of Operations, for the years ended December 31, 1993, 1994 and 1995.

Consolidated Statements of Stockholders' Equity, for the years ended December 31, 1993, 1994 and 1995.

Consolidated Statements of Cash Flows, for the years ended December 31, 1993, 1994 and 1995.

Notes to the Consolidated Financial Statements.


(2)      FINANCIAL STATEMENT SCHEDULES.

Report of Independent Auditors and Accountants with Respect to Schedule.

Schedule:

II.      Valuation and Qualifying Accounts.

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

(3)      EXHIBITS.

Exhibit Number                    Description of Exhibit
- --------------                    ----------------------

         3(a)                     Certificate of Incorporation, as amended, of
the Company, incorporated herein by reference to Exhibit 3(a) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         3(b)                     By-laws of the Company, incorporated herein
by reference to Exhibit 3(b) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         4(a)                     Warrant to purchase 125,000 shares of Common
Stock of the Company at a purchase price of $.20 per share issued to John J. McCloy II, incorporated herein by reference to Exhibit 4(a) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         4(b)                     Warrant #BW-1-R to purchase 862,500 shares of
Common Stock of the Company at a purchase price of $.75 per share issued to John J. McCloy II.

         4(c)                     Warrant #BW-2-R to purchase 862,500 shares of
Common Stock of the Company at a purchase price of $.75 per share issued to Michael J. Parrella.

         4(d)                     Warrant #BW-4-R to purchase 201,250 shares of
Common Stock of the Company at a purchase price of $.75 per share issued to Irene Lebovics.

         4(e)                     Warrant #BW-9-R and #BW-46-R to purchase
218,500 shares of Common Stock of the Company at a purchase price of $.75 per share issued to Jay M. Haft.

         4(f)                     Warrant Agreement, dated as of January 20,
1988, between the Company and American Stock Transfer Company, as Warrant Agent, relating to certain warrants to purchase Common Stock of the Company at a price of $.40 per share issued to Sam Oolie, Oolie Enterprises, John J. McCloy II, and Michael J. Parrella, incorporated herein by reference to Exhibit 4(gg) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         *10(a)                   1987 Incentive Stock Option Plan,
incorporated herein by reference to Exhibit 10(b) to Amendment No. 1 on Form S-1 to the Company's Registration Statement on Form S-18 (Registration No. 33-19926).

         *10(b)                   Stock Option Agreement, dated as of February
26, 1987, between the Company and John J. McCloy II, incorporated herein by reference to Exhibit 10(b) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         *10(c)                   Stock Option Agreement, dated as of February
26, 1987, between the Company and Michael J. Parrella, incorporated herein by reference to Exhibit 10(c) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         *10(d)                   Stock Option Agreement, dated as of February
26, 1987, between the Company and Sam Oolie, incorporated herein by reference to Exhibit 10(d) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         *10(e)                   Stock Option Agreement, dated as of June 17,
1987, between the Company and John J. McCloy II, incorporated herein by reference to Exhibit 10(f) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         *10(f)                   Stock Option Agreement, dated as of March 29,
1990, between the Company and Jay M. Haft, incorporated herein by reference to
Exhibit 10(m) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         10(g)                    Lease, dated December 20, 1991, between West
Nursery Land Holding Limited Partnership ("West Nursery") and the Company, as amended by a letter amendment, dated December 20, 1991, between West Nursery and the Company, incorporated herein by reference to Exhibit 10(u) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         10(h)                    Lease, dated February 26, 1991, between West
Nursery and the Company, as amended by a letter amendment, dated February 26, 1991, between West Nursery and the Company, incorporated herein by reference to
Exhibit 10(v) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         10(i)                    Lease (undated), between West Nursery and the
Company, as amended by a letter amendment, dated April 23, 1990, between West Nursery and the Company, incorporated herein by reference to Exhibit 10(w) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         10(j)                    Agreement, dated March 4, 1991, between West
Nursery and the Company as amended by the First Amendment of Agreement, dated December 20, 1991, between West Nursery and the Company, incorporated herein by reference to Exhibit 10(x) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         10(k)                    Patent Assignment Agreement, dated as of June
21, 1989, among George B.B. Chaplin, Sound Alternators Limited, the Company, Active Noise and

Vibration Technologies, Inc. and Chaplin Patents Holding Co., Inc., incorporated herein by reference to Exhibit 10(aa) to Amendment No. 2 on Form S-1 to the Company's Registration Statement on Form S-18 (Registration No. 33-19926).

         10(l)                    Joint Venture and Partnership Agreement,
dated as of November 8, 1989, among the Company, Walker Manufacturing Company, a division of Tenneco, Walker Electronic Mufflers, Inc. and NCT Muffler, Inc., incorporated herein by reference to Exhibit (c)(1) to the Company's Current Report on Form 8-K, dated November 8, 1989, as amended on Form 8, dated January 24, 1990.

         10(l)(1)                 Letter Agreement between Tenneco Automotive,
a division of Tennessee Gas Pipeline Company, and the Company dated November 22, 1993, incorporated herein by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K dated November 22, 1993.

         10(l)(2)                 Stock Purchase Agreement between Tenneco
Automotive, a division of Tennessee Gas Pipeline Company, and the Company dated December 14, 1993, incorporated herein by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated November 24, 1993.

         10(l)(3)                 Transfer Agreement among Walker Manufacturing
Company a division of Tennessee Gas Pipeline Company, Walker Electronic Mufflers, Inc., the Company, NCT Muffler, Inc., Chaplin Patents Holding Co., Inc. and Walker Noise Cancellation Technologies dated November 15, 1995. **

         10(l)(4)                 License Agreement between Chaplin Patents
Holding Co., Inc. and Walker Electronic Mufflers, Inc. dated November 15,
1995. **

         10(l)(5)                 License Agreement between the Company and
Walker Electronic Mufflers, Inc. dated November 15, 1995. **

         10(l)(6)                 Support, Research and Development Agreement
among Walker Electronic Mufflers, Inc., the Company, NCT Muffler, Inc. and Chaplin Patents Holding Co., Inc. dated November 15, 1995. **

         10(l)(7)                 Mutual Limited Release by (i) the Company,
NCT Muffler, Inc. and Chaplin Patent Holding Co., Inc. and (ii) Tennessee Gas Pipeline Company and Walker Electronic Mufflers, Inc. dated November 15, 1995.

         10(m)                    Technical Assistance and License Agreement,
dated March 25, 1991, among the Company, Foster Electric Co., Ltd. and Foster/NCT Headsets International Ltd., incorporated herein by reference to
Exhibit 10(nn) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**

         10(m)(1)                 Amendment, dated April 16, 1991, to Technical
Assistance and License Agreement, dated March 25, 1991, among the Company, Foster Electric Co., Ltd. and Foster/NCT Headsets International Ltd., incorporated herein by reference to Exhibit 10(nn)(1) to Amendment No. 5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         10(m)(2)                 Letter Agreement between Foster Electric Co.,
Ltd. and the Company dated November 22, 1993, incorporated herein by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated November 22,1993.

         10(m)(3)                 Letter agreement among Foster Electric Co.,
Ltd., Foster NCT Headsets International, Ltd. and the Company dated July 28, 1995, incorporated herein by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

         10(n)                    Joint Development Cooperation Agreement,
dated June 28, 1991, between AB Electrolux and the Company, incorporated herein by reference to Exhibit 10(oo) to Amendment No. 3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**

         10(n)(1)                 Amendments to the Joint Development
Cooperation Agreement, dated June 28, 1991, between AB Electrolux and the Company as set forth in the First Amendment to Joint Development Cooperation Agreement, dated September 1, 1993, between AB Electrolux and the Company, incorporated herein by reference to Exhibit 10(z)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.**

         10(n)(2)                 Second Amendment to Joint Development
Cooperation Agreement, dated January, 1994 between AB Electrolux and the Company, incorporated herein by reference to the Exhibit 10(z)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         10(o)                    Letter Agreement, dated March 19, 1992,
between Siemens Medical Systems, Inc. and NCT Medical Systems, Inc., incorporated herein by reference to Exhibit 10(pp) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

         10(o)(1)                 OEM Agreement between the Company and Siemens
AG dated November 24, 1993, incorporated herein by reference to Exhibit 10(a) to the Company's Current Report on Form 8-K dated November 24, 1993.

         *10(p)                   Stock Incentive Plan, as adopted on October
6, 1992, amended on April 14, 1993, and approved at the Annual Meeting of Stockholders May 27, 1993, incorporated herein by reference to Exhibit 10(rr) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

         10(q)                    Marketing Agreement, dated January 4, 1993,
between Active Acoustical Solutions, Inc. and the Company, incorporated herein by reference to Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         10(q)(1)                 Marketing Agreement (Non-retrofit Utility
Products), dated May 15, 1993, between Active Acoustical Solutions, Inc. and the Company, incorporated herein by reference to Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.


         10(q)(2)                 Marketing, Engineering Services and
Distribution Agreement (Retrofit Transformer Products), dated May 15, 1993, between Active Acoustical Solutions, Inc. and the Company, incorporated herein by reference to Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         10(q)(3)                 Marketing Agreement (Feeder Bowls), dated May
15, 1993, between Active Acoustical Solutions, Inc. and the Company, incorporated herein by reference to Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         10(q)(4)                 Teaming Agreement, dated September 29, 1993,
between Active Acoustical Solutions, Inc. and the Company, incorporated herein by reference to Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         10(q)(5)                 Master Agreement between Noise Cancellation
Technologies, Inc. and Quiet Power Systems, Inc. dated March 27, 1995, incorporated herein by reference to Exhibit 10(a) of the Company's Current Report on Form 8-K filed with the Securities and Exchange commission on August 4, 1995.

         10(q)(6)                 Letter Agreement between Noise Cancellation
Technologies, Inc. and Quiet Power Systems, Inc. dated April 21, 1995, incorporated herein by reference to Exhibit 10(b) of the Company's Current Report on Form 8-K filed August 4, 1995.

         10(r)                    Asset Purchase Agreement, dated September 16,
1994, between Active Noise and Vibration Technologies, Inc. and the Company, incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed September 19, 1994.

         *10(s)                   Noise Cancellation Technologies, Inc. Option
Plan for Certain Directors, incorporated herein by reference to Exhibit 10 to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

         10(t)                    Variation of Teaming Agreement between Noise
Cancellation Technologies, Inc. and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(c) of the Company's Current Report on Form 8-K filed August 4, 1995.)

         10(t)(1)                          Agreement for Sale and Purchase of
Part of the Business and Certain Assets among Noise Cancellation Technologies, Inc., Noise Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K filed August 4, 1995.

         10(t)(2)                          Patent License Agreement among Noise
Cancellation Technologies, Inc., Noise Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(e) of the Company's Current Report on Form 8-K filed August 4, 1995)

         10(t)(3)                          License Agreement between Chaplin
Patents Holding Co., Inc. and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(f) of the Company's Current Report on Form 8-K filed August 4, 1995.

         10(t)(4)                          Patent Sub-License Agreement among
Noise Cancellation Technologies, Inc., Noise Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated May 15, 1995, incorporated herein by reference to Exhibit 10(g) of the Company's Current Report on Form 8-K filed August 4, 1995.



         *10(u)                   Agreement among Noise Cancellation
Technologies, Inc., Noise Cancellation Technologies (UK) Limited, Dr. Andrew John Langley, Dr. Graham Paul Eatwell and Dr. Colin Fraser Ross dated April 6, 1995, incorporated herein by reference to Exhibit 10(h) of the Company's Current Report on Form 8-K filed August 4, 1995.)

         11        Computation of net (loss) per share.***

         21        Subsidiaries.

         23(a)     Consent of Richard A. Eisner & Company, L.L.P.

         23(b)     Consent of Coopers & Lybrand L.L.P.

         27        Financial Data Schedule.

         99(a)     Letter from Coopers & Lybrand, Chartered Accountants, to
                    Richard A. Eisner & Company regarding audited financial
                   statements of the Company's U.K. subsidiaries and reports of Coopers & Lybrand, Chartered Accountants, on their audits of such financial statements, incorporated herein by reference to Exhibit 99 to the Company's Annual Report on 10-K for the fiscal year ended December 31, 1994.

         99(b) Letter from Peters Elworthy & Moore, Chartered Accountants, to Richard A. Eisner & Company regarding audited financial statements of the Company's U.K. subsidiaries and reports of Peters Elworthy & Moore, Chartered Accountants, on their audits of such financial statements.

- -----------


         * Pertains to a management contract or compensation plan or arrangement.
         **  Confidential treatment requested for portions of this document.

        ***  To be filed by amendment.


(b) The following report on Form 8-K was filed during the last quarter of the period covered by this Report.

         A report on Form 8-K was filed on December 19, 1995 reporting (i) the sale of 4.8 million shares of the Common Stock of the Company in a private placement on November 14, 1995, (ii) the execution of a series of related agreements with Walker Manufacturing Company "Walker" on November 15, 1995 providing for the transfer of the Company's 50% interest in Walker Noise Cancellation Technologies ("WNCT") to Walker, the elimination of the Company's obligation to fund certain development work, the transfer to Walker of certain tangible assets of the Company related to the business of WNCT, the expansion of certain existing technology licenses from the Company and an affiliate of the Company, and other related matters, and (iii) condensed consolidated balance sheets (unaudited) of the Company and its subsidiaries as of September 30, 1995 and as of November 30, 1995, reflecting the transactions noted in the foregoing clauses (i) and (ii).

                 NOISE CANCELLATION TECHNOLOGIES (UK) LIMITED

                        AUDITORS REPORT TO THE MEMBERS

We have audited the financial statements on pages 6 to 17 which have been prepared under the historical cost convention.

RESPECTIVE RESPONSIBILITIES OF DIRECTORS AND AUDITORS

As described on page 3 the Company's directors are responsible for the preparation of financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report our opinion to you.

BASIS OF OPINION

We conducted our audit in accordance with Auditing Standards issued by the Auditing Practices Board. An audit includes examination, on a test basis, of evidence relevant to the amounts and disclosures in the financial statements. It also includes an assessment of the significant estimates and judgements made by the directors in the preparation of the financial statements, and of whether the accounting policies are appropriate to the Company's circumstances, consistently applied and adequately disclosed.

We planned and performed our audit so as to obtain all the information and explanations which we considered necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether cause by fraud or other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of information in the financial statements.

Fundamental Uncertainty

In forming our opinion we have considered the adequacy of the disclosures made in the financial statements concerning the basis of preparation. The financial statements have been prepared on a going concern basis and the validity of this depends on the Company's ability to meet its liabilities as they fall due. The financial statements do not include any adjustments that would result from a failure to continue to meet its liabilities. Details of the circumstances relating to this fundamental uncertainty are described in note 1. Our opinion is not qualified in this respect.

OPINION

In our opinion the financial statements give a true and fair view of the state of the Company's affairs at 31 December 1995 and of its profit and cashflows for the year then ended and have been properly prepared in accordance with the Companies Act 1985.

/s/ PETERS ELWORTHY & MOORE
Chartered Accountants and
Registered Auditor

CAMBRIDGE
7 March 1996

                                   Exhibit 21




                     NOISE CANCELLATION TECHNOLOGIES, INC.

                                  SUBSIDIARIES




NAME                                                     JURISDICTION
- ----                                                   OF INCORPORATION
OWNERSHIP                                              OR ORGANIZATION                        EQUITY
- ---------                                              ---------------                        ------
NCT Muffler, Inc.                                           Delaware                           100%

NCT Far East, Inc.                                          Delaware                           100%

NCT Medical Systems, Inc.                                   Delaware                            90%

Noise Cancellation Technologies, (UK) Limited               UK                                 100%

2020 Science Limited                                        UK                                 100%

Analog/NCT Supply Ltd.                                      Delaware                            50%

Chaplin Patents Holding Co., Inc.                           Delaware                           100%

Harris NCT Supply L.L.C.                                    Delaware                            50%

OnActive Technologies, L.L.C.                               Delaware                            50%

                                                             Exhibit 99(b)

                         [PETERS ELWORTHY & MOORE LETTERHEAD]

YOUR REF                  OUR REF PRC/J/5799       DATE     7 March 1996


Mr R Soreff
Richard A Eisner & Company
575 Madison Avenue
New York
NY10022 -2597

Dear Sirs

We enclose the audited financial statements for Noise Cancellation Technologies
(UK) Limited for the year ended 31 December 1995.

These statements have been prepared in accordance with applicable Accounting Standards in the United Kingdom and audited in accordance with Auditing Standards issued by the Auditing Practices Board.

As a result of our review of the financial statements we are not aware of any significant deviations from United States generally accepted accounting principles.

Yours faithfully
/s/ PETERS ELWORTHY & MOORE
- ---------------------------

                                                                   Exhibit 23(a)

                       CONSENT OF INDEPENDENT AUDITORS


      We consent to the incorporation by reference in the registration statements of Noise Cancellation Technologies, Inc. on Form S-3 (File Nos. 33-47611, 33-51468, 33-74442 and 33-84694), on Form S-1 (File Nos. 33-19926,
33-38584 and 33-44790) and on Form S-8 (File No. 33-64792) of our report dated March 8, 1996 (with respect to Note 15, April 10, 1996), on our audits of the financial statements and financial statements and schedules of the Company as of December 31, 1995 and December 31, 1994 and for the years ended December 31, 1995 and December 31, 1994 which report is included in this Annual Report on Form 10-K.


/s/ Richard A. Eisner & Company, L.L.P.
- ---------------------------------------
    Richard A. Eisner & Company, L.L.P.





New York, New York
April 10, 1996

                                                                   Exhibit 23(b)

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the registration statements of Noise Cancellation Technologies, Inc. (the "Company") on Form S-3 (File Nos. 33-47611, 33-51468, 33-74442 and 33-84694), on Form S-1 (File Nos. 33-19926,
33-38584 and 33-44790) and on Form S-8 (File No. 33-64792) of our report dated March 24, 1994, except as to the third paragraph therein related to certain subsequent uncertainties for which the date is December 19, 1994, on our audit of the financial statements and financial statement schedule of the Company for the year ended December 31, 1993, which report is included in this Annual Report on Form 10-K.

Such report contains a paragraph which emphasizes certain uncertainties (unaudited) arising subsequent to the date of our original report that indicate that at December 19, 1994 the Company may be unable to continue as a going concern through 1995.





                                        /s/ COOPERS & LYBRAND L.L.P.
                                        ----------------------------
                                        COOPERS & LYBRAND L.L.P.


Stamford, Connecticut
April 11, 1996

SIGNATURES
Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOISE CANCELLATION TECHNOLOGIES, INC.

By: /s/ Jay M. Haft                                         Date: April 15, 1996
   ------------------------
   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                 Capacity                                  Date
     ---------                                 --------                                  -----
/s/ John J. McCloy II                     Co-Chairman of the Board of Directors       April 15, 1996
- ---------------------
John J. McCloy II

/s/ Michael J. Parrella                          President and Director               April 15, 1996
- -----------------------
Michael J. Parrella

/s/ Stephen J. Fogarty                          Senior Vice President and
- ----------------------                           Chief Financial Officer              April 15, 1996
Stephen J. Fogarty                               (Principal Financial and
                                                    Accounting Officer)


/s/ Samuel A. Oolie                                      Director                     April 15, 1996
- -------------------
Samuel A. Oolie

/s/ Jay M. Haft                        Chief Executive Officer, and Co-Chairman of
- ----------------                                  the Board of Directors              April 15, 1996
Jay M. Haft                                   (Principal Executive Officer)


/s/Alastair Keith                                        Director                     April 15, 1996
- -----------------
Alastair Keith

                        REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders of
  Noise Cancellation Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Noise Cancellation Technologies, Inc. and subsidiaries as at December 31, 1994 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1994 and 1995 financial statements of the Company's two foreign subsidiaries. These subsidiaries accounted for revenues of approximately $1,800,000 and $1,200,000 for the years ended December 31, 1994 and December 31, 1995, respectively, and assets of approximately $1,900,000 and $586,000 at December 31, 1994 and December 31, 1995,
respectively. These statements were audited by other auditors whose reports have been furnished to us, one of which contained a reference to the uncertainty relating to the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the amounts included for these entities, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Noise Cancellation Technologies, Inc. and subsidiaries as at December 31, 1994 and December 31, 1995 and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has incurred recurring operating losses and will require additional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ RICHARD A. EISNER & CO., LLP
- -----------------------------------
    Richard A. Eisner & Co., LLP


New York, New York
March 8, 1996

With respect to Note 15
April 10, 1996

                      REPORT OF INDEPENDENT ACCOUNTANTS



We have audited the consolidated statements of operations, stockholders' equity and cash flows of Noise Cancellation Technologies, Inc. and Subsidiaries for the year ended December 31, 1993, and the related financial statement schedule for the year ended December 31, 1993, listed in the index on page 38 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The aforementioned consolidated financial statements and financial statement schedule have been prepared assuming that the Company would continue as a going concern. Our report on our audit of such consolidated financial statements and financial statement schedule was issued originally under date of March 24, 1994. Such report was based upon the facts and circumstances as the existed at that time, including that substantial doubt did not exist as to the Company's ability to continue as a going concern through December 31, 1994. Subsequent to the date of issuance of our original report, certain uncertainties have arisen as described in "Risk Factors - Current Financial Condition; Cash Position" appearing in the Company's Current Report on Form 8-K, Item 5, filed on December 19, 1994. Such subsequent uncertainties with respect to the availability of funds to sustain the Company's activities indicate at December 19, 1994, that the Company may be unable to continue as a going concern through 1995.

In our opinion, the financial statements of Noise Cancellation Technologies, Inc. and Subsidiaries referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                    /s/ COOPERS & LYBRAND L.L.P.
                                    ----------------------------
                                    Coopers & Lybrand L.L.P.


Stamford Connecticut
March 24, 1994, except as to the
  third paragraph above for which
  the date is December 19, 1994

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                            (In thousands of dollars)

                                                                                                     December 31,
                                                                                    -------------------------------------------
                  ASSETS                                                                   1994                      1995
                                                                                    -------------------      ------------------
Current assets:
     Cash and cash equivalents (Notes 1, 2 and 3)                                    $            2,423         $         1,831
     Short-term investments (Notes 2 and 13)                                                         18                       -
     Accounts receivable:
         Trade (Note 2):
                Technology licensing fees                                                           105                       -
                Joint ventures and affiliates                                                     1,123                     241
                Other                                                                               874                     189
         Unbilled                                                                                   333                     260
         Allowance for doubtful accounts                                                           (901)                   (119)
                                                                                    -------------------      ------------------
                     Total accounts receivable                                       $            1,534         $           571

     Inventories, net of reserves (Note 4)                                                        2,124                   1,701
     Other current assets                                                                           314                     225
                                                                                    -------------------      ------------------
                     Total current assets                                            $            6,413         $         4,328

Property and equipment, net (Note 5)                                                              3,331                   2,897
Patent rights and other intangibles, net (Notes 2 and 14)                                         2,336                   2,194
Other assets                                                                                        291                     164
                                                                                    -------------------      ------------------
                                                                                     $           12,371         $         9,583
                                                                                    ===================      ==================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $            2,490         $         1,836
     Accrued expenses                                                                               672                     571
     Losses in excess of investment in joint ventures (Note 3)                                    1,680                       -
     Accrued payroll, taxes and related expenses                                                    602                     144
     Customers' advances                                                                             46                      43
                                                                                    -------------------      ------------------
                     Total current liabilities                                       $            5,490         $         2,594
                                                                                    -------------------      ------------------

Losses in excess of investment in joint ventures (Note 3)                            $            1,413         $             -
Long term obligations                                                                                 -                     105
                                                                                    -------------------      ------------------
                     Total other liabilities                                         $            1,413         $           105
                                                                                    -------------------      ------------------
Commitments and contingencies (Notes 3, 10 and 11)

             STOCKHOLDERS' EQUITY (Note 6)
Common stock, $.01 par value, 100,000,000 shares authorized; issued
   and outstanding 86,088,644 and 92,828,407 shares, respectively                    $              861         $           928
Additional paid-in-capital                                                                       75,177                  78,667
Accumulated deficit                                                                             (68,780)                (72,848)
Cumulative translation adjustment                                                                   152                     150
Common stock subscriptions receivable                                                            (1,196)                    (13)
Expenses to be paid with common stock                                                              (746)                      -
                                                                                    -------------------      ------------------
                     Total stockholders' equity                                      $            5,468         $         6,884
                                                                                    -------------------      ------------------

                                                                                     $           12,371         $         9,583
                                                                                    ===================      ==================

Attention is directed to the foregoing accountant's reports and to the accompanying notes to the consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                        (In thousands, except per share amounts)

                                                                                Years Ended December 31,
                                                                       ------------------------------------------
                                                                            1993         1994            1995
                                                                       ------------------------------------------
REVENUES:
         Technology licensing fees (Notes 2 & 3)                       $      60       $     452     $      6,580
         Product sales, net                                                1,728           2,337            1,589
         Engineering and development services                              3,598           4,335            2,297
                                                                       ---------       ---------     ------------
                Total revenues                                         $   5,386       $   7,124     $     10,466
                                                                       ---------       ---------     ------------

COSTS AND EXPENSES:
         Costs of sales                                                $   1,309       $   4,073     $      1,579
         Costs of engineering and development services                     2,803           4,193            2,340
         Selling, general and administrative                               7,231           9,281            5,416
         Research and development (including $500,000 of
            purchased research and development in 1994)                    7,963           9,522            4,776
         Equity in net loss (income) of unconsolidated affiliates          3,582           1,824              (80)
         Provision for doubtful accounts                                       -             718              552
         Interest expense                                                      2               7                4
         Interest (income)                                                  (313)           (587)             (53)
                                                                       ---------       ---------     ------------
              Total costs and expenses                                 $  22,577       $  29,031     $     14,534
                                                                       ---------       ---------     ------------

NET (LOSS)                                                             $ (17,191)      $ (21,907)    $     (4,068)
                                                                       =========       =========     ============

Weighted average number of common
         shares outstanding                                               70,416          82,906           87,921
                                                                       =========       =========     ============

NET LOSS PER COMMON SHARE                                              $    (.24)      $    (.26)    $       (.05)
                                                                       =========       =========     ============


Attention is directed to the foregoing accountant's reports and to the accompanying notes to the consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands of dollars and shares)

                                                                     Common Stock     Additional
                                                                   -----------------   Paid-In    Accumulated
                                                                   Shares     Amount   Capital      Deficit
                                                                  ---------    ------ ----------  -----------
Balance at December 31, 1992                                       68,165      $ 682  $  42,980   $  (29,682)


Sale of common stock, less expenses of $1,959                       9,900         99     26,085            -
Marketing expenses attributable to warrants                             -          -        120            -
Shares issued upon exercise of warrants & options                   3,186         32      2,079            -
Proceeds from payment of subscription receivable                        -          -          -            -
Net loss                                                                -          -          -      (17,191)
Translation adjustment                                                  -          -          -            -
Expenses paid with common stock                                         -          -         36            -
Expenses related to prior sale of common stock                          -          -        (56)           -
                                                                  ---------    ------ ----------  -----------
Balance at December 31, 1993                                       81,251      $ 813  $  71,244   $  (46,873)


Shares issued for acquisition of certain assets                     2,025         20      2,206            -
Consulting expense attributable to warrants                             -          -         10            -
Shares issued upon exercise of warrants & options                   2,208         22        944            -
Receipt of services in payment of stock subscription                    -          -          -            -
Settlement of obligations                                             560          6        694            -
Net loss                                                                -          -          -      (21,907)
Translation adjustment                                                  -          -          -            -
Restricted shares issued for Director's compensation                   45          -         99            -
Expenses related to prior sale of common stock                          -          -        (20)           -
                                                                  ---------    ------ ----------  -----------
Balance at December 31, 1994                                       86,089      $ 861  $  75,177   $  (68,780)


Sale of common stock, less expenses of $271                         6,800         68      3,921            -
Consulting expense attributable to warrants                             -          -          8            -
Shares issued upon exercise of warrants & options                   1,050         10        692            -
Receipt of services in payment of stock subscription                    -          -          -            -
Settlement of obligations                                               -          -       (344)           -
Net loss                                                                -          -          -       (4,068)
Translation adjustment                                                  -          -          -            -
Retirement of shares attributable to license revenue (Note 3)      (1,110)       (11)      (787)           -
                                                                  ---------    ------ ----------  -----------

Balance at December 31, 1995                                       92,829      $ 928  $  78,667   $  (72,848)
                                                                  =========    ====== ==========  ===========
(In thousands of dollars and shares)
                                                                                               Expenses
                                                                  Cumulative     Stock           to be
                                                                  Translation  Subscription     Paid With
                                                                  Adjustment    Receivable    Common Stock        Total
                                                                    --------   ----------- --------------   ----------------
Balance at December 31, 1992                                        $  117       $   (117)     $   (277)       $    13,703


Sale of common stock, less expenses of $1,959                            -         (1,993)            -             24,191
Marketing expenses attributable to warrants                              -              -             -                120
Shares issued upon exercise of warrants & options                        -              -             -              2,111
Proceeds from payment of subscription receivable                         -            117             -                117
Net loss                                                                 -              -             -            (17,191)
Translation adjustment                                                 (23)             -             -                (23)
Expenses paid with common stock                                          -              -           231                267
Expenses related to prior sale of common stock                           -              -             -                (56)
                                                                    --------   ----------- --------------   ----------------
Balance at December 31, 1993                                            94       $ (1,993)     $    (46)       $    23,239


Shares issued for acquisition of certain assets                          -              -             -              2,226
Consulting expense attributable to warrants                              -              -             -                 10
Shares issued upon exercise of warrants & options                        -              -             -                966
Receipt of services in payment of stock subscription                     -            797             -                797
Settlement of obligations                                                -              -          (700)                 -
Net loss                                                                 -              -             -            (21,907)
Translation adjustment                                                  58              -             -                 58
Restricted shares issued for Director's compensation                     -              -             -                 99
Expenses related to prior sale of common stock                           -              -             -                (20)
                                                                    --------   ----------- --------------   ----------------
Balance at December 31, 1994                                        $  152       $ (1,196)     $   (746)    $        5,468


Sale of common stock, less expenses of $271                              -              -             -              3,989
Consulting expense attributable to warrants                              -              -             -                  8
Shares issued upon exercise of warrants & options                        -            (13)            -                689
Receipt of services in payment of stock subscription                     -          1,196             -              1,196
Settlement of obligations                                                -              -           746                402
Net loss                                                                 -              -             -             (4,068)
Translation adjustment                                                  (2)             -             -                 (2)
Retirement of shares attributable to license revenue (Note 3)            -              -             -               (798)
                                                                    --------   ----------- --------------   ---------------

Balance at December 31, 1995                                        $  150       $    (13)     $      -     $        6,884
                                                                    ========   =========== ==============   ===============

Attention is directed to the foregoing accountant's reports and to the accompanying notes to the consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           (In thousands of dollars)

                                                                                                       Years
                                                                                                 Ended December 31,
                                                                                        ------------------------------------
                                                                                            1993          1994        1995
                                                                                        -----------  -----------  ----------
Cash flows from operating activities:
     Net loss                                                                           $  (17,191)  $  (21,907)  $  (4,068)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
        Depreciation and amortization                                                          566          994       1,127
        Common stock  and warrants issued as consideration for:
             Compensation                                                                        -          109           8
             Rent and marketing expenses                                                       523            -         355
             Research and development                                                            -          500           -
     Receipt of license fee in exchange for inventory and release of obligation                  -            -      (3,266)
     Receipt of services in payment of stock subscription                                        -          165           -
     Provision for slow moving and obsolete inventory                                            -        2,032           -
     Provision for tooling costs and write-off                                                   -          100          94
     Provision for doubtful accounts                                                           190          718         552
     Realized loss on sale of short-term investments                                             -          375           -
     Equity in net loss (income) of unconsolidated affiliates                                3,582        1,824         (80)
     Unrealized foreign currency loss                                                          (13)          16          32
     Loss on disposition of fixed assets                                                         -            -         107
     Disposition of short-term investments                                                       -       18,527           -
     Changes in operating assets and liabilities:
             (Increase) decrease in accounts receivable                                       (819)        (921)        302
             (Increase) in license fees receivable                                             185          180           -
             (Increase) decrease in inventories                                             (1,584)      (1,518)        212
             (Increase) decrease in other assets                                              (390)        (283)        299
             Increase (decrease) in accounts payable and accrued expenses                      787          283        (190)
             Increase (decrease) in other liabilities                                          866       (1,324)       (482)
                                                                                        -----------  -----------  ----------

        Net cash used in operating activities                                           $  (13,298)   $    (130)  $  (4,998)
                                                                                        -----------  -----------  ----------

Cash flows from investing activities:
        Capital expenditures                                                            $     (858)   $  (1,286)  $     (80)
        Acquisition of patent rights                                                             -          (70)       (210)
        Investment in joint ventures                                                        (1,000)        (191)          -
        Purchases of short-term investments                                                (20,713)           -           -
        Sales of short term investments                                                      6,293            -          18
                                                                                        -----------  -----------  ----------

          Net cash used in investing activities                                          $ (16,278)   $  (1,547)  $   (272)
                                                                                        -----------  -----------  ----------

Cash flows from financing activities:
     Proceeds from:
          Sale of common stock                                                          $   24,192    $       -   $   3,989
          Expenses related to prior sale of common stock                                       (56)         (20)          -
          Exercise of stock purchase warrants and options                                    2,111          966         689
          Subscriptions receivable                                                             117            -           -
     Repayments for patent rights                                                               (3)           -           -
                                                                                        -----------  -----------  ----------

          Net cash provided by financing activities                                     $   26,361    $     946   $   4,678
                                                                                        -----------  -----------  ----------

Net decrease in cash and cash equivalents                                               $   (3,215)   $    (731)  $    (592)
Cash and cash equivalents - beginning of period                                              6,369        3,154       2,423
                                                                                        -----------  -----------  ----------

Cash and cash equivalents - end of period                                               $    3,154    $   2,423   $   1,831
                                                                                        ===========  ===========  ==========

Cash paid for interest                                                                  $        1    $       7   $       4
                                                                                        ===========  ===========  ==========

Non-cash investing and financing activity:
     Issuance of common stock in exchange for certain assets of ANVT                    $        -    $   2,200   $       -
                                                                                        ===========  ===========  ==========

See Notes 6, 8 and 11 with respect to settlement of certain obligations by issuance of securities and see Note 3 with respect to issuance of common stock in exchange for notes receivable.

Attention is directed to the foregoing accountant's reports and to the accompanying notes to the consolidated financial statements.

                     NOISE CANCELLATION TECHNOLOGIES, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

1. BACKGROUND:

         Noise Cancellation Technologies, Inc. (the "Company") is engaged in the design, development, licensing, production and distribution of electronic systems that actively reduce noise and vibration, principally through joint ventures and other forms of strategic alliances. The Company's activities to date have principally involved the developing of its electronic systems for commercial use and providing engineering and development services under contracts with strategic partners and third parties.

         The technology supporting the Company's electronic systems was developed using technology maintained under various patents (the "Chaplin Patents") held by Chaplin-Patents Holding Co., Inc. ("CPH") as well as patented technology acquired or developed by the Company. CPH, formerly a joint venture with Active Noise Vibration Technologies, Inc. ("ANVT") was established to maintain and defend these patent rights. The former joint venture agreement relating to the Chaplin Patents required that the Company only license or share the related technology with entities who are affiliates of the Company. As a result, the Company established various joint ventures and formed other strategic alliances (see Note 3) to further develop the technology and electronic systems and components based on the Chaplin Patents, to develop such technology into commercial applications, to integrate the electronic systems into existing products and to distribute such systems and products into various industrial, commercial and consumer markets.

         The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $72.8 million on a cumulative basis through December 31, 1995. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. As discussed in Note 3, agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or the alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

         Cash, cash equivalents and short-term investments amount to $1.8 million at December 31, 1995, decreasing from $2.4 million at December 31, 1994. Management does not believe that available funds at December 31, 1995 are sufficient to sustain the Company for the next twelve months. Management believes that cash and the cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology license fees, royalties, and product sales, and engineering and development revenue, the operating cost savings from the reduction in employees and reduced capital expenditures should be sufficient to sustain the Company's anticipated future level of operations into 1997. However, the period during 1997 through which it can be sustained is dependent upon the level of realization of funding from technology license fees, royalties and product sales, and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain.

         There can be no assurance that additional funding will be provided by technology license fees, royalties and product sales and engineering and development revenue. In that event, the Company would have to further and substantially cut back its level of operations in order to conserve cash.
These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies (see Note 15 with respect to recent financing).

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1995, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

CONSOLIDATION:

         The financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and account balances have been eliminated in consolidation.

         Unconsolidated affiliates include joint ventures and other entities not controlled by the Company, but over which the Company maintains significant influence and in which the Company's ownership interest is 50% or less. The Company's investments in these entities are accounted for on the equity method. When the Company's equity in cumulative losses exceeds its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method (see Note 3). The Company will not be able to record any equity in income with respect to an entity until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded.

REVENUE RECOGNITION:

Products Sales:

         Revenue is recognized as the product is shipped.

Engineering and development services:

         Revenue from engineering and development contracts is recognized and billed as the services are performed. However, revenue from certain engineering and development contracts are recognized as services are performed under the percentage of completion method after 10% of the total estimated costs have been incurred. Under the percentage of completion method, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Estimated losses are recorded when identified.

         Revenues recorded under the percentage of completion method amounted to $249,000, $249,700 and $605,500 for the years ended December 31, 1995, 1994 and 1993, respectively. Retainage balances were $8,200 at December 31, 1995 and 1994. The 1995 balance is expected to be collected within one year.

Technology Licensing Fees:

         Technology licensing fees paid by joint venturers, co-venturers, strategic partners or other licensees which are nonrefundable, are recognized in income upon execution of the license agreement or upon completion of any performance criteria specified within the agreement. See Note 3, with respect to the license fee recorded by the Company in connection with the Walker Noise Cancellation Technologies and Ultra Electronics, Ltd. transactions.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

         The Company considers all money market accounts and investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         Short-term investments principally comprise high quality investments in fixed-income securities funds and mid-term, high quality bond funds.

INVENTORIES:

         Inventories are stated at the lower of cost (first in, first out) or market.

         With regard to the Company's assessment of the realizability of inventory, the Company periodically conducts a complete physical inventory; currently this is done on a quarterly basis. At the same time, the Company reviews the movement of inventory on an item by item basis to determine the value of items which are either slow moving or have become obsolete since the last quarterly review. After applying the above noted measurement criteria, as well as looking forward to assess the potential for near term product engineering changes and/or technological obsolescence, the Company determines the current need for inventory reserves. After applying the above noted measurement criteria at December 31, 1995, the Company determined that a reserve of $355,000 was adequate.

PROPERTY AND EQUIPMENT:

         Property and equipment are stated at cost and depreciation is recorded on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term.

PATENT RIGHTS:

         Patent rights are stated at cost and are amortized on a straight line basis over the remaining average life of the patents (ranging from 1 to 15 years). Amortization expense was $96,900, $166,700 and $398,100 for 1993, 1994 and 1995, respectively. Accumulated amortization was $676,700 and $1,074,800 at December 31, 1994 and 1995, respectively.

         It is the Company's policy to review its individual patents on a regular basis to determine whether any event has occurred which could impair the valuation of any such patent.

FOREIGN CURRENCY TRANSLATION:

         The financial statements for the United Kingdom operations are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for revenues and expenses. The effects of foreign currency translation adjustments are included as a component of stockholders' equity and gains and losses resulting from foreign currency transactions are included in income.

LOSS PER COMMON SHARE:

         The net loss per common share has been determined on the basis of the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (including stock options and warrants) have not been considered since their effect would be antidilutive.

CONCENTRATIONS OF CREDIT RISK:

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables. The Company primarily holds its cash and cash equivalents in two banks. Deposits in excess of federally insured limits were $1.6 million at December 31, 1995. Short-term investments are primarily held in liquid fixed income funds which are invested principally in high quality government securities. The Company sells its products and services to original equipment manufacturers, distributors and end users in various industries worldwide. As shown below, the Company's five largest customers accounted for approximately 82.4% of revenues during 1995 and 50.8% of gross accounts receivable at December 31, 1995. The Company does not require collateral or other security to support customer receivables.


                                                                      AS OF DECEMBER 31, 1995
                                                                          AND FOR THE YEAR
                                                                             THEN ENDED
                                                                   -----------------------------
                                                                    ACCOUNTS
 CUSTOMER                                                          RECEIVABLE          REVENUE
 --------------------------------------------------                ----------       ------------
 Walker Noise Cancellation Technologies                               $2,700         $3,993,500
 Ultra Electronics, Ltd.                                             122,100          3,153,400
 Telex Communications, Inc.                                              ---            531,000
 Coherent Communications                                             124,500            524,500
 ELESA                                                               100,900            424,000
 All Other                                                           339,300          1,839,900
                                                                   ----------       ------------
      Total                                                         $689,500        $10,466,300
                                                                   ==========       ============

         The Company regularly assesses the realizability of its accounts receivable and performs a detailed analysis of its aged accounts receivable on no less than a quarterly basis. When quantifying the realizability of accounts receivable, the Company takes into consideration the value of receivables in the 90+ day category, the nature of disputes, if any, and the progression of conversations and/or correspondence between the Company and customers regarding the underlying cause for the age of such receivables. After applying the above noted measurement criteria as of December 31, 1995, the Company determined that a reserve of $119,000 was adequate.

RECLASSIFICATIONS:

         Certain reclassifications have been made to the 1993 and 1994 financial statements to conform with the 1995 presentation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT PRONOUNCEMENTS

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123,. "Accounting for Stock-Based Compensation" which is effective for the Company's 1996 financial statements. SFAS No. 123 allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. At this time, the Company intends to continue accounting for its stock-based compensation in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 will not impact the financial position or results of operations of the Company.


3. JOINT VENTURES AND OTHER STRATEGIC ALLIANCES:

         The following is a summary of the Company's joint ventures and other strategic alliances as of December 31, 1995.

         The Company and certain of its wholly-owned subsidiaries have entered into agreements to establish joint ventures and other strategic alliances related to the design, development, manufacture, marketing and distribution of its electronic systems and products containing such systems. These agreements generally provide that the Company license technology and contribute a nominal amount of initial capital and that the other parties provide substantially all of the funding to support the venture or alliance. This support funding generally includes amounts paid or services rendered for engineering and development. In exchange for this funding, the other party generally receives a preference in the distribution of cash and/or profits from the joint ventures or royalties from these alliances until such time that the support funding (plus an "interest" factor in some instances) is recovered. At December 31, 1995, there were no preferred distributions due to joint venture partners from future profits of the joint ventures.

         Technology licensing fees and engineering and development fees paid by joint ventures to the Company are recorded as income since there is no recourse to the Company for these amounts or any commitment by the Company to fund the obligations of the venture.

         When the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method. The aggregate amount of the Company's share of losses in these joint ventures in excess of the Company's investments which has not been recorded was zero at December 31, 1995. The Company will not be able to record any equity in income with respect to an entity until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded.

         Certain of the joint ventures will be suppliers to the Company and to other of the joint ventures and will transfer products to the related entities based upon pricing formulas established in the agreements. The formula is generally based upon fully burdened cost, as defined in the agreements, plus a nominal profit.

         Total revenues recorded by the Company relating to the joint ventures and alliances, or their principals, for technology licensing fees, engineering and development services and product sales were as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------
 JOINT VENTURE/ALLIANCE                                       1993                  1994                  1995
 ------------------------------------------               -----------           -----------           -----------
 Walker Noise Cancellation Technologies                   $1,069,200            $1,701,700            $3,993,500
 Ultra Electronics, Ltd.                                     683,500             1,072,400             3,153,400
 ELESA                                                            --                    --               424,000
 Siemens Medical Systems, Inc.                             1,140,000               533,000               259,900
 Foster/NCT Supply, Ltd.                                      51,100               144,700               133,200
 AB Electrolux                                               503,600               162,500               129,000
 Interkeller AG                                              107,700               105,600                    --
 Bosch-Siemens Hausgerate GmbH                               260,000                    --                    --
 Philips NCT Noise Cancellation N.V.                         150,000                    --                    --
 Boet Systeme Actif S.A.                                      14,000                    --                    --
                                                          ===========           ===========           ===========
       Total                                              $3,979,100            $3,719,900            $8,093,000
                                                          ===========           ===========           ===========

         Outlined below is a summary of the nature and terms of these ventures or alliances:

JOINT VENTURES


         Chaplin Patents Holding Company ("CPH") was co-owned on a 50/50 basis
by the Company and ANVT, a former competitor.   On September 16, 1994, the
Company acquired the patents, technology, other intellectual property and certain related tangible assets of ANVT. The Company also acquired all rights under certain joint venture and customer agreements subject to the consent of the other parties to those agreements. Included in the acquisition was ANVT's 50% interest in CPH at which time the Company became the sole shareholder of CPH. CPH acquired certain patent rights relating to the reduction and elimination of noise and vibration from the Company, ANVT and a third party. The Company and ANVT had licensed co-exclusive rights to the Chaplin Patents from CPH. The joint venture agreement related to the Chaplin Patents required that the Company may only license or share the related technology with entities who are affiliates of the Company. As a result, the Company has established several joint ventures and formed other strategic alliances to further develop the technology and electronic systems and components based on the Chaplin Patents, to develop such technology into commercial applications, to integrate the electronic systems into existing products and to distribute such systems and products into various industrial, commercial and consumer markets. Initial capital contributions by the Company and ANVT of $150,000 each to CPH were used to acquire certain rights owned by the third party. Pursuant to the patent license agreement, and until September 16, 1994 the Company and ANVT contributed cash equally to CPH to fund administrative costs and provide for maintenance and protection of the related patents. After September 16, 1994, the Company, as sole shareholder of CPH, was responsible for 100% of CPH's funding requirements. This funding charged to operations by the Company was $244,000, $345,000 and $596,000 for each of the years in the three year period ended December 31, 1995, respectively, and is included in general and administrative expenses in the accompanying Statements of Operations.

         Walker Noise Cancellation Technologies ("WNCT") was a 50/50 general partnership between NCT Muffler, Inc., a wholly-owned subsidiary of the Company and Walker Electronic Mufflers, Inc. ("WEM"), a wholly-owned subsidiary of Tennessee Gas Pipeline Company. On November 15, 1995, the Company and Walker executed a series of related agreements (the "Restructuring Agreements") and concluded previously noted negotiations with Tenneco Automotive and Walker regarding the Company's commitment to help fund $4.0 million of product and technology development work and the transfer of the Company's 50% interest in WNCT to Walker. The Restructuring Agreements provided for the transfer of the Company's interest in WNCT to Walker, the elimination of the Company's previously expensed obligation to fund the remaining $2.4 million of product and technology development work noted above, the transfer to Walker of certain Company owned tangible assets related to the business of WNCT, the expansion of certain existing technology licenses and the Company's performance of certain research and development activities for Walker at Walker's expense as to future activities. In consideration for the above, Walker paid the Company $0.3 million, delivered to the Company 1,110,083 shares of the Company's common stock which Tenneco Automotive had purchased from the Company in December 1993 and has undertaken to pay the Company certain royalties from the exploitation of the intellectual property rights granted to Walker under the expansion of existing technology licenses. The shares delivered to the Company were retired on November 16, 1995.

Accordingly, the Company recorded $3.6 million as a technology licensing fee relating to the net effect of the above noted Restructuring Agreements in the fourth quarter of 1995.

         WNCT was established in 1989 to develop, manufacture and distribute active mufflers for use in automobiles and other vehicles and other industrial applications. The agreement between NCT and Walker was expanded and extended in 1991.

         Initial capital contributions by the Company and WEM were $750,000 each, and such amounts were paid by WNCT to the Company as a license fee in 1989. The joint venture agreement provided that WEM will make preferred contributions to WNCT for the purpose of funding engineering and development performed by the Company and engineering performed by WEM. Aggregate preferred contributions made by WEM to WNCT (net of return of capital advances to WEM) through December 31, 1994, amounted to $7.6 million, of which $4.2 million was paid to the Company and $3.4 million was credited by WNCT to WEM's capital account for the cost of engineering services performed. Interest on the engineering preferred contributions and certain portions of the engineering and development contributions was compounded monthly at 1% less than the bank prime rate until repaid through preferred distributions. WEM's obligation to fund engineering and development expired at the end of the first quarter of 1994.

         The Company recorded income of $750,000 from the license fee in 1989. The Company has also recorded as income its engineering and development payments from WNCT, amounting to $1.1 million, $1.1 million and $0.7 million for each of the years in the three year period ended December 31, 1995, respectively. There is no recourse to the Company for these payments. Other than certain future Walker funded research and development activities noted above, the Company has no current plans, obligation or intention to provide additional funding to WNCT.

         In December, 1993, Tenneco Automotive, a division of Tennessee Gas Pipeline Company, purchased shares of common stock of the Company for $3.0 million in cash, at a price per share of approximately $2.70, which was equal to 94% of the price to the public of the shares of the Company's common stock then offered. Immediately thereafter, the Company contributed $1.0 million to the capital of WNCT, following which WNCT repaid $1.0 million of the capital advances made to WNCT by WEM and representatives of WEM. The Company agreed to restructure WNCT. Such restructuring would include giving WNCT worldwide rights for the manufacture and sale of all muffler products except those manufactured and sold in the consumer and defense markets. WNCT also would be expanded to have, in addition to rights it has with respect to vehicular mufflers, worldwide rights to all silencing and vibration applications (e.g., mufflers, cabin quieting, engine mounts, fan quieting and engine block quieting) for all vehicles except trains, aircraft and watercraft. In addition, the Company committed to help fund $4.0 million of product and technology development work of the Company attributable to WNCT. Also pursuant to the agreement with Tenneco Automotive, Walker's right to acquire the Company's interest in WNCT upon the occurrence of certain events was eliminated and Tenneco Automotive had the right to have a representative serve on the Company's Board of Directors. The agreement with Tenneco Automotive and the Company's related funding commitment resulted in 1993 recognition of $3.6 million of previously unrecognized losses and 1994 recognition of $1.4 million of current year losses with respect to the joint venture with WEM. Such losses exceeding the Company's remaining investment in WNCT amounted to $2.9 million at December 31, 1994. Of the $2.9 million, $1.5 million recorded as a current liability. The balance of $1.4 million was classified as a long term liability. The above noted November 15, 1995 Restructuring Agreements significantly altered the foregoing terms of the December 1993 agreement.

         Prior to December 31, 1994, the Company's share of cumulative losses equaled its investment and commitment to the joint venture. The Company had no further obligation or intention to fund any additional losses therefore, the Company suspended applying the equity method.

         Foster/NCT Headsets International, Ltd. ("FNH") was a 50/50 joint venture between Foster Electric Company, Ltd. ("Foster") and the Company. FNH was established as a limited liability company in Japan in March 1991 to develop, design, manufacture and sell active noise cancellation headset systems. FNH had exclusive manufacturing rights for the headsets in the Far East and non-exclusive marketing rights worldwide. Additionally, another joint venture with Foster/NCT Supply, Ltd., ("FNS" as described below) served as a supply joint venture for FNH.

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

         Initial capital contributions made by the Company and Foster under the FNH joint venture agreement were 6.5 million yen (historical cost of approximately $47,000) each. In March, 1994 the Company and Foster agreed to jointly and equally increase the capitalization of FNH to a total of 52 million yen resulting in the Company's additional investment of $191,000. The increase in capitalization enabled FNH to launch an expanded marketing effort in the Company's products in the Far East.

         Under related agreements, Foster paid a license fee to the Company of $1 million, which was recognized as income in 1991, and agreed to pay an additional $700,000 to the Company at a rate of two percent of sales after cumulative sales by FNH reach $50 million and the accumulated deficit in FNH is reduced to zero. The license fees paid to date in the amount of $1.0 million are not subject to repayment.

         As part of the February 10, 1995 agreement to desolve the FNS joint venture, (see FNS Note below) NCT has repurchased the exclusive manufacturing rights for headsets in the Far East from Foster. The Company recorded a charge of $780,000 in 1994 relating to these transactions.

         In return for technical and management assistance provided by Foster, FNH has agreed to pay Foster up to an aggregate amount of $1.4 million based on three percent of sales; the first $700,000 of which are to be paid without restriction based upon sales amount, the remaining $700,000 begin to be paid to Foster when the FNH accumulated deficit is reduced to zero. Through December 31, 1994, the accumulated deficit of FNH was $543,000.

         The Company's above noted incremental investment resulted in the recognition of $42,000 of previously unrecognized losses and $149,000 of current losses with respect to the FNH joint venture in 1994.

         The Company has purchased certain tooling for use by FNH which it has recorded on its books. The tooling will be amortized against products sold by NCT.

         Analog/NCT Supply Ltd. ("ADI/NCT") is a 50/50 joint venture between Analog Devices, Inc. ("ADI") and the Company which was established in June 1992. ADI/NCT was formed to design, develop and manufacture computer chips to be incorporated into the Company's electronic systems. Initial capital contributions by the Company and ADI were nominal. The joint venture and related agreements provide that each party will bear their respective cost of design and development of the computer chips. ADI will manufacture and sell the computer chips to ADI/NCT, based on orders provided to ADI/NCT by the Company, at prices to be agreed upon by the Company and ADI. Administrative services required by ADI/NCT will be provided by ADI, the costs of which will be funded by the joint venture. No such services have been charged to or incurred by the joint venture as of December 31, 1995.

         Harris/NCT Supply, L.L.C. ("HARNCT") is a 50/50 limited liability company owned equally by Harris Corporation ("Harris") and the Company under a Limited Liability Company Agreement concluded in September, 1993 (the "LLC Agreement"). HARNCT will develop and manufacture silicon chips to be incorporated into the Company's electronic systems. Initial capital contributions by the Company and Harris were nominal. The LLC Agreement provides that each party will bear their respective cost of design and development of the silicon chips. Harris will manufacture and sell the silicon chips to HARNCT, based on orders provided to HARNCT by the Company, at prices to be agreed upon by the Company and Harris. Administrative services required by HARNCT will be provided by Harris, the costs of which will be funded by HARNCT.

No such services have been charged to or incurred by HARNCT as of December 31, 1995.

         OnActive Technologies, L.L.C. ("OAT") is a 50/50 limited liability company owned equally by Applied Acoustic Research, L.L.C. ("AAR") and the Company ("Members") under an Operating Agreement concluded in December, 1995. OAT will design, develop, manufacture, market, distribute and sell flat panel transducers and related components for use in audio applications and audio systems installed in ground based vehicles. Initial capital contributions by the Company and AAR were nominal and neither Member is required to make any additional contribution to OAT. The Operating Agreement provides that services and subcontracts provided to OAT by the Members are to be compensated by OAT at 115% of the Members fully burdened cost. Administrative services required by OAT will be provided by the Company, the costs of which will be funded by OAT. Such services for the period ended December 31, 1995 were nominal and not charged to OAT. As of December 31, 1995 the Company recognized $80,000 of income relating to its share of 1995 profit in OAT.

         Foster/NCT Supply, Ltd., ("FNS") was a 30/70 joint venture between the Company and Foster which was established in June 1991 to serve as a supply joint venture for the Company's worldwide activities.

         Foster and the Company have agreed that the acquisition of certain assets of ANVT by NCT (see Note 14) has removed the necessity for the continued existence of FNS. An orderly liquidation of FNS was completed in April 1995. The agreement provided for the Company's repurchase from Foster for $0.6 million of the exclusive headset manufacturing rights in the Far East (see FNH note above) and an immediate minimum 5% reduction in the price of headset products to be produced by Foster for the Company. The Company accrued a $0.8 million charge in 1994 relating to this agreement, of which $0.2 million was reflected as a current liability at December 31, 1994.

         Capital contributions required under the joint venture agreement were 3 million yen from the Company and 7 million yen from Foster (approximately $22,000 and $51,000, respectively). Foster was also required to provide assistance to FNS for research and development activities amounting to $50,000 per month up to an aggregate of $1.2 million, which FNS was to repay to Foster at the rate of one percent of the amount of each month's sales. There was no recourse to the Company should FNS not record sufficient sales for Foster to recover such research and development costs.

         Boet Systeme Actif S.A. ("BSA") was a 49/51 joint venture between NCT Muffler, Inc., a wholly-owned subsidiary of the Company, and S.A. Andre Boet ("Boet"), respectively. BSA was established in 1991 to develop, manufacture in France, and sell worldwide NCT electronic silencers for use on non-automotive internal combustion engines. BSA was responsible for the customization, marketing and sales of the silencers. The Company was to assist BSA with product development and employee training. All supplies were to be purchased by BSA from either Boet or NCT Muffler. Initial capital contributions by NCT Muffler and Boet were not significant.

         As a result of the April 1994 transfer to WNCT of the rights to market the Company's industrial silencer products and anticipation of the Company's November 15, 1995 agreement with Tenneco Automotive and Walker (see WNCT Note above), in October, 1995 Boet assumed all liabilities of BSA and the Board of Directors of BSA approved the dissolution of the joint venture.

         BSA funded the Company's cost of research and engineering, at a predetermined rate, and reimbursed materials, equipment, tools, supplies and out-of-pocket expenses to Boet and the Company. The joint venture agreement provided that Boet would advance funding for the development, operation and working capital needs of BSA. BSA was to repay Boet through preferential distributions from its excess cash in amounts not to exceed 20% of BSA's net income in each year. Boet contributed an aggregate of approximately $496,000 to BSA through December 31, 1994, none of which was repaid.

         Payments from BSA to the Company for research and engineering aggregated approximately $120,000 through December 31, 1994. License fees from BSA to NCT Muffler aggregated $240,000 through December 31, 1994. The above amounts were recognized as income by the Company since there was no commitment or intention for NCT Muffler to fund any obligations of BSA, nor was there any recourse to NCT Muffler for these payments.

         Philips NCT Noise Cancellation N.V. ("PNNC") was established in August, 1992 to develop and manufacture components for active noise and vibration control systems and sell such components to the Company or the Company's customers. In July 1993, the Company and its co-venturer, Philips Industrial Activities N.V. ("PIA") decided to suspend business operations of the joint venture until such time as the nature, specifications and volume of components required by the Company from PNNC become more clearly defined. Subsequently, in December 1993, the Company sold its entire interest in PNNC to PIA for a nominal fee, and PIA assumed all obligations of PNNC. The Company and PIA continue to pursue mutual business interests.

OTHER STRATEGIC ALLIANCES:

         Foster and the Company entered into an agreement in December 1993, pursuant to which Foster purchased shares of common stock at a value of $2.0 million (the "Foster Shares"), at a price per share of approximately $2.70 equal to 94% of the price to the public of the shares of common stock in the December 1993 offering. Foster paid the purchase price by means of a cash payment of one cent ($.01) per share (the par value of the common stock) and the delivery of a series of promissory notes (the "Foster Notes") in an aggregate principal amount equal to the balance of the purchase price. The Foster Notes were full recourse notes of Foster bearing interest at one percent above the rate of three-year United States Treasury Notes and were to mature on April 17, 1997. The Foster Notes were secured by the Foster Shares until paid or "earned out" as described in the next paragraph. The Foster Notes were recorded as a Common Stock subscription receivable by the Company.

         Foster and the Company entered into an agreement under which Foster provided and the Company will purchased $2.0 million of various product and market development services deemed necessary by the Company for commercialization of several new headset and other products and the further development of the Company's Japanese markets. Upon completion of each such project or phase, the agreed budgeted amount therefore was billed to the Company and paid, at the Company's election, either in cash or by discharge of an equivalent amount of the Foster Notes, in which an appropriate number of the Foster Shares were released from the collaterlization restrictions and the Common Stock subscription receivable was reduced. During 1995, $1.3 million of such services and assets were purchased by the Company and, at the Company's election was satisfied through the discharge of an equivalent amount of the Foster Notes. As of December 31, 1995, the Foster Notes have been paid-in-full.

         Foster and the Company's wholly owned subsidiary, NCT Far East ("NCTFE") entered into a marketing agreement in November 1991 under which Foster agreed to fund up to $500,000 for the establishment of a marketing office in Tokyo. This funding was reimbursed through the issuance of 150,000 shares of common stock of the Company to Foster in 1992 and future payments to Foster by NCTFE equal to 25% of NCTFE pretax profits, as defined, until Foster has recovered 100% of funding in excess of $300,000. The market value of the Company's common stock issued to Foster ($300,000) was charged to operations in 1992. Through December 31, 1995, $185,200 has been funded by Foster under the marketing agreement. Further, commissions payable by NCTFE to Foster under this agreement are based upon sales by customer and 5% of any engineering and development or working capital funding acquired through Foster's efforts.

         Interkeller AG ("Interkeller"), a member of Rieter Holding Limited, and the Company entered into a strategic alliance in June 1992 to improve the noise reduction in vehicles through the combination of NCT's active cabin quieting system ("ACQS") and Interkeller technology. Under the agreement, Interkeller performed acoustic studies in the field of electronic cabin quieting in vehicles, and the Company sold Interkeller a prototype ACQS and licensed Interkeller the right to use related software in connection with acoustic studies under the agreement, for which Interkeller has paid a license fee and contributed $240,000 to the Company over a two year period, ending June 1994. As of December 31, 1994, the Company has recognized cumulative license fee income of $180,000 and $97,000 for consultation and development under the June 1992 agreement. The contract has not been renewed.

         AB Electrolux ("Electrolux") and the Company entered into a Joint Development Cooperation Agreement in June 1991 which provides for the Company to design, develop and supply active systems for quieting certain Electrolux products. Electrolux agreed to pay the Company $65,000 per month for two years, which the Company has recorded as engineering and development income. These development costs may be recovered by Electrolux through royalties on net sales to other manufacturers of competing products up to 250% of the engineering and development costs funded by Electrolux. Electrolux agreed to purchase components for the manufacture of related systems for its products from the Company. If Electrolux purchases such components from other sources, a royalty of 6% of the net invoice price will be due to the Company.

         Further, the Company granted Electrolux a worldwide non-exclusive license to utilize related proprietary technology for the life of such patents for a fee of $500,000 payable in monthly installments of $20,000, and agreed to limit the Company's licensing of such technology to five white goods manufacturers for a period of five years. In January 1994 such limitations on the Company's technology licensing were terminated by an amendment to the original agreement. The $500,000 license fee was recognized as income in 1991, all of which was paid as of December 31, 1993.

         Ultra Electronics Ltd. (formerly Dowty Maritime Limited) ("Ultra") and the Company entered into a teaming agreement in May 1993 to collaborate on the design, manufacture and installation of products to reduce noise in the cabins of various types of aircraft. In accordance with the agreement, the Company provided informational and technical assistance relating to the aircraft quieting system and Ultra reimbursed the Company for expenses incurred in connection with such assistance. Ultra was responsible for the marketing and sales of the products. The Company was to supply Ultra with electronic components required for the aircraft quieting system, at a defined cost, to be paid by Ultra.

         In March 1995, the Company and Ultra amended the teaming agreement and concluded a licensing and royalty agreement for $2.6 million and a future royalty of 1 1/2 % of sales commencing in 1998. Under the agreement, Ultra has also acquired the

Company's active aircraft quieting business based in Cambridge, England, leased a portion of the Cambridge facility and has employed certain of the Company's employees.

         Accordingly, the Company recorded $2.6 million as a technology licensing fee relating to the net amount received from above noted amended teaming agreement and the licensing and royalty agreement in the first quarter of 1995.

         Siemens Medical Systems, Inc. ("Siemens") and NCT Medical Systems, Inc. ("NCTM"), a 90%-owned subsidiary of the Company, entered into an agreement in March 1992 to supply Siemens with NCTM/MRI systems, a noise cancellation and audio system for Magnetic Resonance Imaging systems ("MRI"), on an exclusive basis at specified quantities over two years. In return, Siemens has agreed to utilize only NCTM/MRI systems in their MRI's during the two year period.
During 1993, 1994 and 1995 NCTM has sold 118, 48 and 26 units, respectively, to
Siemens.   In late November 1993, the Company and Siemens signed a new agreement, superseding the 1992 agreement, which provides for the purchase by Siemens from the Company of European and U.S. versions of the Company's MRI headsets suitable for use with Siemens' MRI machines.

         Bosch-Siemens Hausgerate GmbH ("BSHG") and the Company entered into a one year agreement in April 1992 for the Company to perform research and development work to enhance BSHG products with NCT technology. As of December 31, 1993, the Company had completed the required work. In accordance with the agreement, BSHG has paid a total of $780,000, of which $260,000 was recorded as income in 1993.

4. INVENTORIES:

Inventories comprise the following:

                                                                       DECEMBER 31,
                                                              --------------------------------
                                                                 1994                 1995
                                                              -----------          -----------
 Components                                                   $2,452,000             $716,200
 Finished goods                                                1,696,900            1,339,900
                                                              -----------          -----------
 Gross inventory                                              $4,148,900           $2,056,100
 Reserve for obsolete & slow moving inventory                 (2,025,300)            (355,000)
                                                              -----------          -----------
 Inventory, net of reserves                                   $2,123,600           $1,701,100
                                                              ===========          ===========

5. PROPERTY AND EQUIPMENT:

         Property and equipment comprise the following:

                                            ESTIMATED               DECEMBER 31,
                                           USEFUL LIFE    ---------------------------------
                                             (YEARS)          1994                  1995
                                           -----------    -----------          ------------
 Machinery and equipment                      5           $2,373,900            $1,852,800
 Furniture and fixtures                       5              761,600               777,600
 Leasehold improvements                      7-10          1,178,500             1,155,600
 Tooling                                     1-3             994,900             1,430,300
 Other                                       5-10             57,000               118,400
                                                          -----------          ------------
      Gross                                               $5,365,900            $5,334,700
 Less, accumulated depreciation                           (2,035,200)           (2,437,600)
                                                          -----------          ------------
      Net                                                 $3,330,700            $2,897,100
                                                          ===========          ============

         Depreciation expense for the years ended December 31, 1993, 1994 and 1995 was $449,000, $531,000 and $588,000, respectively.

6. COMMON STOCK:

         In December 1993, the Company completed a public offering of 8,050,000 shares of common stock. In contemporaneous transactions, the Company sold an additional 1,850,138 shares to two of its strategic partners, Tenneco Automotive and Foster Electric Co., Ltd. These transactions generated net cash proceeds of $24.2 million. The shares issued to Tenneco Automotive and Foster were registered on January 31, 1994.

PRIVATE PLACEMENTS:

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

         The Company completed a private placement of 2.0 million shares of its common stock on August 4, 1995 receiving approximately $0.7 million in net proceeds. The purchaser of the common stock is subject to certain resale and transfer restrictions including those under Regulation D of the United States Securities Act of 1933, as amended. As provided for in the Stock Purchase Agreement, within nine months of the closing date, the Company is obligated to file a registration statement with the Securities and Exchange Commission covering the registration of the shares for resale by the purchaser.

         Please see Note 15. "Subsequent Events" with respect to two private placements of the Company's common stock subsequent to December 31, 1995.

EXPENSES PAID WITH COMMON STOCK:

         During 1994, the Company entered into agreements with third parties to issue common stock in satisfaction of certain obligations which amounted to $700,000.

STOCK SUBSCRIPTIONS RECEIVABLE:

         Stock subscriptions receivable due from an officer and a director were paid in full during 1993. The $13,000 stock subscription receivable at December 31, 1995 is due from a former director and has been subsequently paid.

         In December 1993, Foster and the Company entered into a definitive agreement pursuant to which Foster purchased shares of common stock for a cash payment of one cent ($.01) per share (the par value of the common stock) and the delivery of a series of promissory notes (the "Foster Notes") in an aggregate principal amount equal to the balance of the purchase price. The Foster Notes were full recourse notes of Foster bearing interest at one percent above the rate of three-year United States Treasury Notes and were to mature on April 17, 1997. The Foster Notes were collateralized by the Foster Shares until paid or "earned out" (see Note 3). No shares could be sold by Foster, irrespective of the payment of any of the Foster Notes, until June 23, 1994.
As of December 31, 1995 the Foster Notes have been paid-in-full.

SHARES RESERVED FOR COMMON STOCK OPTIONS AND WARRANTS:

         At December 31, 1995, aggregate shares reserved for issuance under common stock option plans and warrants amounted to 12.8 million shares of which common stock options and warrants for 10.8 million shares are outstanding (See
Note 7) and 5.5 million shares are exercisable.

7. COMMON STOCK OPTIONS AND WARRANTS:

STOCK OPTIONS:

         The Company's 1987 Stock Option Plan (the "1987 Plan") provides for the granting of up to 4,000,000 shares of common stock as either incentive stock options or nonstatutory stock options. Options to purchase shares may be granted under the 1987 Plan to persons who, in the case of incentive stock options, are full-time employees (including officers and directors) of the Company; or, in the case of nonstatutory stock options, are employees or non-employee directors of the Company. The exercise price of all incentive stock options must be at least equal to the fair market value of such shares on the date of the grant and may be exercisable over a ten-year period. The exercise price and duration of the nonstatutory stock options are to be determined by the Board of Directors.

         Transactions in the 1987 Plan related to incentive Stock Options were as follows:

                                                                                                           NUMBER
                                                   NUMBER OF                   OPTION PRICE               OF SHARES
                                                     SHARES                     PER SHARE                EXERCISABLE
                                                  -------------              ------------------        --------------
Outstanding at December 31, 1992                     2,785,627               $.28125-$2.97                 2,780,627
                                                                                                       ==============
      Exercised                                       (695,886)              $.28125-$1.595
                                                  -------------
Outstanding at December 31, 1993                     2,089,741               $.28125-$2.97                 2,087,241
                                                                                                       ==============
      Exercised                                       (289,269)              $.28125-$.75
      Forfeited                                        (10,000)              1.49
                                                  -------------
Outstanding at December 31, 1994                     1,790,472               $.28125-$2.97                 1,790,472
                                                                                                       ==============
      Exercised                                       (232,651)              $.28125-$.75
      Forfeited                                        (17,821)              $.78-$2.97
                                                  -------------
Outstanding at December 31, 1995                     1,540,000               $.50-$1.4375                  1,540,000
                                                  =============                                        ==============

         As of December 31, 1995, options for the purchase of 27,821 shares were available for future grant under the 1987 Plan.

        Transactions in nonstatutory stock options were as follows:

                                                                                NUMBER
                                         NUMBER OF       OPTION PRICE         OF SHARES
                                           SHARES         PER SHARE          EXERCISABLE
                                       -------------   ------------------   -------------
Outstanding at December 31, 1992          2,392,089        $.50-$5.36          2,147,423
                                                                            =============
     Granted                                544,500        $2.82-$3.82
     Exercised                             (546,167)       $.50-$2.97
     Cancelled                             (441,631)       $4.91-$5.09
                                       -------------
Outstanding at December 31, 1993          1,948,791        $.50-$5.36          1,527,625
                                                                            =============
     Exercised                             (113,000)       $.50-$.59
     Cancelled                               (6,000)       $3.69
     Forfeited                             (187,796)       $2.88-$5.36
                                       -------------
Outstanding at December 31, 1994          1,641,995        $.50-$5.36          1,458,495
                                                                            =============
     Granted                              1,245,490        $.75-$1.50
     Exercised                             (369,787)       $.50-$1.00
     Forfeited                           (1,270,360)       $.1.00-$5.09
                                       -------------
Outstanding at December 31, 1995          1,247,338        $.50-$5.36            625,838
                                       =============                        =============


On October 6, 1992, the Company adopted a stock option plan (the "1992 Plan") for the granting of options to purchase up to 1,639,865 shares of common stock to officers, employees and certain directors and on that date granted options on 1,357,989 shares at a price of $2.375 under the plan. On April 14, 1993, the Company amended the plan to provide for the granting of options and restricted stock awards covering up to an additional 4,360,135 shares of common stock to officers, employees and non-employee directors. The exercise price of all options granted under the plan may not be less than the market value of a share of common stock on the date of grant. On May 27, 1993, the plan and the grants received stockholder approval at the 1993 Annual Meeting of Stockholders. At December 31, 1995, options for 3,235,026 shares are outstanding, of which 1,534,355 are exercisable under this plan at prices ranging from $.656 to $4.00.

         Transactions in the 1992 Plan were as follows:


                                                                           Number
                                        Number of       Option Price      of Shares
                                          Shares          Per Share      Exercisable
                                       ------------    --------------  --------------
Outstanding at December 31, 1992         1,357,989     $2.38                       --
                                                                       ==============
    Granted                              1,379,369     $2.375-$4.00
    Exercised                              (67,881)    $2.38
    Cancelled                               (4,550)    $4.00
                                       ------------
Outstanding at December 31, 1993         2,664,927     $2.375-$4.00         2,664,927
                                                                       ==============
    Granted                              1,718,004     $.75-$2.875
    Exercised                               (6,210)    $2.38
    Cancelled                              (40,000)    $2.875-$4.00
    Forfeited                             (278,179)    $2.375-$4.00
                                       ------------
Outstanding at December 31, 1994         4,058,542     $.75-$4.00           3,851,042
                                                                       ==============
     Granted                             4,140,932     $.656-$1.85
     Exercised                            (120,303)    $.6875-$1.00
     Cancelled                          (1,300,000)    $1.00-$4.00
     Forfeited                          (3,544,145)    $.75-$4.00
                                       ------------
Outstanding at December 31, 1995          3,235,026    $.656-$4.00          1,534,335
                                       ============                    ==============


         On November 15, 1994 the Board of Directors adopted the Noise Cancellation Technologies, Inc. Option Plan for Certain Directors (the "Directors Plan"), as amended. Under the Directors Plan 821,000 shares have been approved by the Board of Directors for issuance of which 96,000 are subject to stockholder approval. The options granted under the Directors Plan have exercise prices equal to the fair market value of the Common Stock on the grant dates, and expire five years from date of grant.

         Transactions in the Directors Plan for 1994 were as follows:

                                                                                NUMBER
                                        NUMBER OF        OPTION PRICE          OF SHARES
                                         SHARES           PER SHARE           EXERCISABLE
                                     -------------     -----------------    -------------
   Granted                                240,000       $.75-$1.06
                                     -------------
Outstanding at December 31, 1994          240,000       $.75-$1.06                     --
                                                                            ==============
   Granted                              1,001,000       $.6562-$1.2187
   Forfeited                             (495,000)      $.75-$1.2187
                                     -------------
Outstanding at December 31, 1995          746,000       $.6562-$.75               230,000
                                     =============                          ==============

WARRANTS:

         The Company had shares of its common stock reserved at December 31, 1994, and December 31, 1995, for warrants outstanding, all of which are exercisable at prices as follows:

                                                                       DECEMBER 31,
  EXERCISE PRICE                                             ------------------------------
    PER SHARE                    EXPIRATION DATE                  1994              1995
- -------------------            ------------------            ---------------   ------------
     0.2000                     December 1997                     125,000           125,000
     0.4000                     December 1997                     750,293           750,293
     0.6875                     December 2001                      40,000            40,000
     0.7500                     December 1997                   2,803,103         2,755,748
     0.7500                     August 1999                             -            24,000
     0.7500                     September 2000                          -           250,000
     1.3125                     August 1999                        49,000            25,000
     3.0000                     September 1999                    800,000            50,000
     3.3750                     September 2000                    250,000                 -
     4.0000                     February 1998                      12,500            12,500
                                                             ------------      ------------
                                       Total Warrants           4,829,896         4,032,541
                                                             ============      ============


         In 1993, the Company issued warrants to purchase 750,000 of the Company's common stock to a company as part of a marketing agreement (see Note
8) and 250,000 warrants to an outside consultant as part of a consulting agreement. In 1994, the Company issued warrants to purchase 89,000 shares of the Company's common stock to outside consultants as part of their consulting agreements.

         In 1995, the Company issued 2,144,750 at market value currently unexercisable warrants to certain directors and officers. These new unexercisable warrants were equal to 115% of 1,865,000 warrants forfeited to enable the Company to assemble sufficient shares of common stock to complete the 1995 private placements (see Note 6). The 15% increase in the number of replacement vs. forfeited warrants was in consideration for the unexercisability of the in-the-money replacement shares until such time there are a sufficient quantity of shares available to cover the exercise of the subject warrants. Also in 1995, the Company similarly issued 274,000 at market value currently unexercisable warrants to purchase shares of the Company's common stock to two outside consultants who forfeited an equivalent number of out-of-the money warrants for the purpose noted above.

8. RELATED PARTIES:

         In 1989, the Company established a joint venture with Environmental Research Information, Inc., ("ERI") to jointly develop, manufacture and sell
(i) products intended for use solely in the process of electric power generation, transmission and distribution and which reduce noise and/or vibration resulting from such process, (ii) personal quieting products sold directly to the electric utility industry and (iii) products that reduce noise and/or vibration emanating from fans and fan systems (collectively, "Power and Fan Products"). In 1991, in connection with the termination of this joint venture, the Company agreed, among other things, during the period ending February 1996, to make payments to ERI equal to (i) 4.5% of the Company's sales of Power and Fan Products and

(ii) 23.75% of fees derived by the Company from its license of Power and Fan Products technology, subject to an overall maximum of $4,500,000. Michael J. Parrella, President of the Company, was Chairman of ERI at the time of both the establishment and termination of the joint venture and owns approximately 12% of the outstanding capital of ERI. In addition, Jay M. Haft, Co-Chairman, and Chief Executive Officer of the Company, shares investment control over an additional 24% of the outstanding capital of ERI. The Company believes that the respective terms of both the establishment of the joint venture with ERI and its termination were comparable to those that could have been negotiated with other persons or entities. During the fiscal year ended December 31, 1995, the Company was not required to make any such payments to ERI under these agreements.

         In 1993, the Company entered into three Marketing Agreements with QuietPower Systems, Inc. ("QSI") (until March 2, 1994, "Active Acoustical Solutions, Inc."), a company which is 33% owned by ERI and 2% owned by Mr. Haft. Under the terms of one of these Marketing Agreements, QSI has undertaken to use its best efforts to seek research and development funding for the Company from electric and natural gas utilities for applications of the Company's technology to their industries. In exchange for this undertaking, the Company has issued a warrant to QSI to purchase 750,000 shares of Common Stock at $3.00 per share. The last sale price for the Common Stock reported on the NASDAQ National Market System on May 15, 1993, the date of the Marketing Agreement, was $2.9375. The warrant becomes exercisable as to specific portions of the total 750,000 shares of Common Stock upon the occurrence of defined events relating to QSI's efforts to obtain such funding for the Company. When such defined events occur, the Company will record a charge for the amount by which the market price of the Common Stock on such date exceeds $3.00 per share, if any. The warrant remains exercisable as to each such portion from the occurrence of the defined event through October 13, 1998. As of December 31, 1993, contingencies had been removed against 525,000 warrants resulting in a 1993 non-cash charge of $120,250. This Marketing Agreement also grants to QSI a non-exclusive right to market the Company's products that are or will be designed and sold for use in or with equipment used by electric and/or natural gas utilities for non-retrofit applications in North America. QSI is entitled to receive a sales commission on any sales to a customer of such products for which QSI is a procuring cause in obtaining the first order from such customer. In the case of sales to utility company customers, the commission is 6% of the revenues received by the Company. On sales to original equipment manufacturers for utilities, the commission is 6% on the gross revenue NCT receives on such sales from the customer in the first year, 4% in the second year, 2% in the third year and 1% in the fourth year, and .5% in any future years after the fourth year. QSI is also entitled to receive a 5% commission on any research and development funding it obtains for NCT, and on any license fees it obtains for the Company from the license of the Company's technology. The initial term of this Agreement is three years renewable automatically thereafter on a year-to-year basis unless a party elects not to renew.

         Under the terms of the second of the three Marketing Agreements, QSI is granted a non-exclusive right to market the Company's products that are or will be designed and sold for use in or with feeder bowls throughout the world, excluding Scandinavia and Italy. Under this Marketing Agreement, QSI is entitled to receive commissions similar to those payable to end user and original equipment manufacturer customers described above. QSI is also entitled to receive the same 5% commission described above on research and development funding and technology licenses which it obtains for the Company in the feeder bowl area. The initial term of this Marketing Agreement is three years with subsequent automatic one-year renewals unless a party elects not to renew.

         Under the terms of the third Marketing Agreement, QSI is granted an exclusive right to market the Company's products that are or will be designed and sold for use in or with equipment used by electric and/or natural gas utilities for retrofit applications in North America. QSI is entitled to receive a sales commission on any sales to a customer of such products equal to 129% of QSI's marketing expenses attributable to the marketing of the products in question, which expenses are to be deemed to be the lesser of QSI's actual expenses or 35% of the revenues received by the Company from the sale of such products. QSI is also entitled to receive a 5% commission on research and development funding similar to that described above. QSI's exclusive rights continue for an indefinite term provided it meets certain performance criteria relating to marketing efforts during the first two years following product availability in commercial quantity and minimum levels of product sales in subsequent years. In the event QSI's rights become non-exclusive, depending on the circumstances causing such change, the initial term then becomes either three or five years from the date of this Marketing Agreement, with subsequent one-year automatic renewals in each instance unless either party elects not to renew. During the fiscal year ended December 31, 1995, the Company was not required to pay any commissions to QSI under any of these Marketing Agreements.

         The Company has also entered into a Teaming Agreement with QSI under which each party agrees to be responsible for certain activities relating to transformer quieting system development projects to be undertaken with utility companies. Under this Teaming Agreement, QSI is entitled to receive 19% of the amounts to be received from participating utilities and the Company is entitled to receive 81%. During the fiscal year ended December 31, 1995, the Company made no payments to QSI.

         In March, 1995, the Company entered into an agreement with QSI by which QSI received the exclusive right to market, sell and distribute transformer quieting products and gas turbine quieting products in the utility industry. Under the agreement QSI funds development of the systems. The agreements generally provide that the Company manufactures the products and receives a royalty of 6% from QSI on the sales of the product. For the exclusive rights under the agreement, QSI is to pay a license fee to NCT of $750,000, $250,000 of which QSI paid to NCT in June of 1994, and the balance of which is payable in equal monthly installments of $16,667, beginning in April of 1995. The agreement supersedes any other agreements related to the product above. The agreement is contingent upon full payment by QSI to NCT of trade receivables, which at December 31, 1994 amounted to $492,100. All amounts due from QSI were fully reserved at December 31, 1995 (See Note 2).

         In April, 1995, the Company amended the March, 1995 agreement with QSI as follows. QSI forfeited warrants to purchase 750,000 shares of the Company's common stock which had been issued pursuant to the May 15, 1993 Marketing Agreement (Non-retrofit Utility Products) and the $500,000 balance due the Company for the exclusivity fee was reduced to $250,000. In addition, accounts receivable due the Company from QSI were converted to a note receivable from QSI, bearing annual interest at 6% due May 15, 1996 or earlier contingent upon the occurrence of certain events. The note receivable from QSI was fully reserved at December 31, 1995.

         The Company believes that the terms of its agreements with QSI are comparable to those that it could have negotiated with other persons or entities.

         During 1993, 1994 and 1995, the Company purchased $2.1 million, $2.2 million and $0.5 million respectively, of products from its various manufacturing joint venture entities of which $0.3 million was included in accounts payable at December 31, 1994. There were no accounts payable related to manufacturing joint venture entities at December 31, 1995 reflecting the termination or transfer of ownership of the subject ventures in 1995 (see Note
3).

         As discussed in Note 6, the Company had stock subscription receivables from an officer and a director in 1993, a joint venture partner in 1993 and 1994 and a former director in 1995.

9. INCOME TAXES:

         On January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Accordingly, deferred tax assets and liabilities are established for temporary differences between tax and financial reporting bases of assets and liabilities. A valuation allowance is established when the Company determines that it is more likely than not that a deferred tax asset will not be realized. The Company's temporary differences primarily result from depreciation related to machinery and equipment, compensation expense related to warrants, reserves and equity in losses of unconsolidated affiliates. The adoption of the aforementioned accounting standard had no effect on previously reported results of operations.

         At December 31, 1995, the Company had available net operating loss carryforwards of approximately $58.7 million and research and development credit carryforwards of $1.2 million for federal income tax purposes which expire as follows:

                                                            NET            RESEARCH AND
                                                         OPERATING         DEVELOPMENT
 YEAR                                                     LOSSES             CREDITS
 -----------------------------------------------       -----------         ------------
 1999...........................................          $151,500                $---
 2000...........................................           129,300                 ---
 2001...........................................           787,200                 ---
 2002...........................................         2,119,000                 ---
 2003...........................................         1,974,100                 ---
 2004...........................................         1,620,500                 ---
 2005...........................................         3,869,900             141,000
 2006...........................................         1,822,500             191,900
 2007...........................................         6,865,800             117,800
 2008...........................................        13,455,500             320,500
 2009...........................................        16,667,700             413,200
 2010...........................................         9,256,100                 ---
                                                       ------------         -----------
   Total........................................       $58,719,100          $1,184,400
                                                       ============         ===========

         The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance of $5,883,600 and $1,395,000 in 1994 and 1995, respectively.

         The types of temporary differences that give rise to significant portions of the deferred tax assets and the federal and state tax effect of those differences as well as federal net operating loss and research and development credit at December 31, 1994, and 1995 were as follows:

                                                                           1994                 1995
                                                                      -------------        ---------------
Accounts receivable                                                       $306,400                $280,900
Inventory                                                                  735,100                 155,700
Property and equipment                                                     153,900                 102,000

Accrued expenses                                                           265,100                  36,600
Investments in joint ventures                                            1,051,600                      -
Stock compensation                                                       2,651,400               2,651,400

Other                                                                      374,000                 349,100
                                                                      -------------        ---------------
   Total temporary differences                                          $5,537,500              $3,575,700
Federal net operating losses                                            17,020,900              19,964,500

Federal research and development credits                                   771,200               1,184,400
                                                                      -------------        ---------------
                                                                       $23,329,600             $24,724,600
Less: Valuation allowance                                              (23,329,600)            (24,724,600)
                                                                      -------------        ---------------

   Deferred taxes                                                     $        -           $            -
                                                                      =============        ===============

10. LITIGATION:

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

         As previously disclosed, Chaplin Patents Holding Company, Inc.("CPH"), a wholly owned subsidiary of the Company, had sued Lotus Cars Limited and Group Lotus Limited (collectively "Lotus") in Patents County Court in the United Kingdom for infringement of certain of the Chaplin Patents. On July 13, 1995, CPH, the Company and Lotus executed a settlement agreement pursuant to which the action against Lotus and the counterclaims against CPH and the Company were withdrawn and not to be re-commenced, Lotus was granted a non-exclusive license for various applications in the land and water based vehicular field, subject to prior rights, with respect to the three Chaplin Patents that were the subject of the suit, and CPH paid pound sterling 125,000 (approximately $190,000) to Lotus, which amount had previously been transferred to the Court and was being held as security for costs.

         On June 22, 1995, Wilhelm & Dauster, a German law firm, commenced a suit against the Company in the United States District Court for the District of Maryland, Southern Division, to recover $125,000 claimed to be owed by the Company to that firm for legal services, disbursements and costs rendered to and incurred on behalf of the Company with respect to intellectual property matters in Europe. On December 13, 1995, all amounts due Wilhelm & Dauster relating to the $125,000 claim were paid in full and the suit was subsequently withdrawn.

         On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. The suit requests the Court to award judgment in favor of Mr. Valerio as follows: (i) establish and declare that a proposed independent sales representation agreement submitted to Mr. Valerio by the Company and signed by Mr. Valerio but not executed by the Company was made and entered into between Mr. Valerio and the Company on June 30, 1992; (ii) declare that the Company is guilty of breach of contract and that the purported agreement was terminated by unilateral and illegitimate withdrawal by the company; (iii) order the Company to pay Mr. Valerio $30,000 for certain amounts alleged to be owing to Mr. Valerio by the Company; (iv) order the Company to pay commissions to which Mr. Valerio would have been entitled if the Company had followed up on certain alleged contacts made by Mr. Valerio for an amount to be assessed by technicians and accountants from the Court Advisory Service; (v) order the Company to pay damages for the harm and losses sustained by Mr. Valerio in terms of loss of earnings and failure to receive due payment in an amount such as shall be determined following preliminary investigations and the assessment to be made by experts and accountants from the Court Advisory Service and in any event no less than 3 billion Lira ($18.9 million); and (vi) order the Company to pay damages for the harm done to Mr. Valerio's image for an amount such as the judge shall deem equitable and in case for no less than 500 million Lira ($3.1 million). The Company retained an Italian law firm as special litigation counsel to the Company in its defense of this suit. On March 6, 1996, the Company, through its Italian counsel, filed a brief of reply with the Tribunal of Milan setting forth the Company's position that: (i) the Civil Tribunal of Milan is not the proper venue for the suit, (ii) Mr. Valerio's claim is groundless since the parties never entered into an agreement, and (iii) because Mr. Valerio is not enrolled in the official Register of Agents, under applicable Italian law Mr. Valerio is not entitled to any compensation for his alleged activities. Management is of the opinion that the lawsuit is without merit and will contest it vigorously. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgement against the Company, said judgement could have a severe material effect on quarterly or annual operating results.

11. COMMITMENTS:

         The Company is obligated for minimum annual rentals (net of sublease income) under operating leases for offices and laboratory space, expiring through December 2000 with various renewal options, as follows:

 YEAR ENDING DECEMBER 31,                                                  AMOUNT
 --------------------------------------------------------               ----------
 1996....................................................                 $446,000
 1997....................................................                  448,000
 1998....................................................                  451,000
 1999....................................................                  360,000
 2000....................................................                  178,000
                                                                        ----------
 Total...................................................               $1,883,000
                                                                        ==========



         Rent expense was $701,200, $760,400 and 794,200 for each of the three years ended December 31, 1993, 1994 and 1995, respectively. During 1993 and 1995, rent expense was paid, in part, through the issuance of common stock (see
Note 6).

12. INFORMATION ON BUSINESS SEGMENTS:

         The Company operates in only one business segment, specifically engaged in the design, development, production and distribution of electronic systems that actively reduce noise and vibration. The Company's worldwide activities consist of operations in the United States, Europe and Japan. Revenue, (income) loss and identifiable assets by geographic area are as follows:


                                               Twelve Months Ended
                                                   December 31,
                                   -------------------------------------------
                                       1993            1994           1995
                                   -------------   ------------   ------------
Revenues
   United States...............     $  3,236,000   $  4,610,600   $  6,095,300
   Europe......................        2,099,000      2,130,900      4,065,200
   Far East....................           51,000        382,400        305,800
                                   -------------   ------------   ------------
        Total..................     $  5,386,000   $  7,123,900   $ 10,466,300
                                   =============   ============   ============
Net (Income) Loss
   United States..............      $ 16,692,000   $ 21,446,600   $  3,761,100
   Europe.....................            36,000        (12,100)       (36,000)
   Far East...................           463,000        472,200        343,400
                                   -------------   ------------   ------------
      Total...................      $ 17,191,000   $ 21,906,700   $  4,068,500
                                   =============   ============   ============
Identifiable Assets
    United States.............      $ 28,856,000   $ 10,493,900   $  8,997,400
    Europe....................           685,000      1,877,500        586,000
                                   -------------   ------------   ------------
        Total.................      $ 29,541,000   $ 12,371,400   $  9,583,400
                                   =============   ============   ============

13.  ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES:

         On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 prescribes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company has classified its investments, consisting of a portfolio of short term U.S. Treasury Bills and related investments, as trading securities which are reported at fair market value. The cumulative effect of adoption of the new standard as of January 1, 1994, is not material. During the twelve month period ended December 31, 1994, the Company recorded charges totaling $375,200 relating to realized and unrealized losses in its investments. No such charge was incurred in 1995. Interest income from investments was $587,500 and $53,000 for the twelve months ended December 31, 1994 and 1995 respectively.


14.  ACQUISITION OF CERTAIN ANVT ASSETS:

         On September 16, 1994, the Company acquired the patents, technology, other intellectual property and certain related tangible assets of ANVT. The Company also acquired all rights under certain joint venture and customer agreements subject to the consent of the other parties to those agreements.

         Under the acquisition agreement, the Company paid $200,000 plus 2,000,000 shares of its common stock resulting in a total purchase price of $2,400,000. In addition, ANVT is entitled to a future contingent earn-out based on revenues generated by the ANVT contracts assigned to the Company as well as certain types of agreements to be entered into by the Company with parties previously having a business relationship with ANVT. Future contingent payments, if any, will be charged against the associated revenues. Companies that were parties to agreements with ANVT on the closing date include Fiat CIEI S.p.A. (a Fiat/Gilardini affiliate), Alpine Electronics, Inc., Applied Acoustic Research, Inc., GEC-Marconi Avionics Limited and Arvin Industries, Inc. As of the period ended December 31, 1995, no such contingent earn-out or payments were due ANVT.

         The shares of common stock issued to ANVT were valued at the average of the published price (less a discount to reflect the time required to register the subject shares) of the Company's common stock during the period commencing with the announcement of the transaction and ending on September 16, 1994. The purchase price has been allocated to the following assets, under the purchase method of accounting, based upon their estimated fair value at the date of acquisition as follows:

         Patents and Other Intangibles                     $1,700,000
         Research and Development In-Process                  500,000
         Property and Equipment                               200,000
                                                           ----------
              Total                                        $2,400,000
                                                           ==========

         The Company allocated $500,000 to in-process research and development projects, resulting in a corresponding charge to the Company's operations in 1994.

         The patents are being amortized over their respective remaining lives, which at the time of acquisition ranged from one to seventeen years.


15.  SUBSEQUENT EVENTS

         On March 28, 1996, the Company sold 2,000,000 shares of its common stock in a private placement that provided net proceeds to the Company of $0.7 million.

         On April 10, 1996, the Company sold an additional 1,000,000 shares, in the aggregate, of its common stock in a private placement with three institutional investors that provided net proceeds to the Company of $0.3 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options are equal to the price received by the Company for the sale of such 1,000,000 shares subject to certain adjustments. The conversion of the notes and the exercise of the options are both subject to stockholder approval of an appropriate amendment to the Company's certificate of incorporation increasing its authorized capital to provide for the requisite shares.

         In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective within 90 days of the filing date and in the event its effectiveness is suspended for other than brief permissible periods. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or an equity feature without the investors' consent for a period of one year.

         The total cash received to date by the Company from the above two transactions amounts to $2.2 million. (Refer to "Liquidity of Capital Resources" above and Notes 1. and 15. - "Notes to the Consolidated Financial Statements" below.)

                  REPORT OF INDEPENDENT AUDITORS ON SCHEDULE




Board of Directors and Stockholders
Noise Cancellation Technologies, Inc.

     The audits referred to in our report dated March 8, 1996, included Schedule II for the years ended December 31, 1995 and December 31, 1994. In our opinion, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.


/s/Richard A. Eisner & Company, L.L.P.
- --------------------------------------
   Richard A. Eisner & Compnay, L.L.P.

New York, New York
March 8, 1996

                                                                  SCHEDULE II


NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

- ------------------------------------------------------------------------------------------------------------------------------
           Column A                            Column B                          Column C       Column D           Column E
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                 Additions
                                                           -----------------------------------
                                                                   (1)              (2)
                                                           -----------------------------------
                                              Balance at       Charged to       Charged to
                                             beginning of       costs and    other accounts -  Deductions         Balance at
          Description                           Period           expenses        describe       describe         end of period
- ------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993:
  Allowance for doubtful accounts            $                 $   30,000    $       153,727                      $  183,727
                                             -----------       ----------   ----------------      -----------     ----------

Year ended December 31, 1994:
  Allowance for doubtful accounts            $   183,727       $  871,395                         $   153,727     $  901,395
                                             -----------       ----------   ----------------      -----------     ----------

Year ended December 31, 1995:
Allowance for doubtful accounts              $   901,395       $  551,812                           1,333,827(2)  $  119,380
                                             -----------       ----------   ----------------      -----------     ----------

Year ended December 31, 1993:
  Allowance for inventory obsolence          $                 $  170,000                                         $  170,000

                                             ===========       ==========   ================      ===========     ==========

Year ended December 31, 1994:
  Allowance for inventory obsolence          $   170,000       $1,855,289                                         $2,025,289
                                             -----------       ----------   ----------------      -----------     ----------


Year ended December 31, 1995:
  Allowance for inventory obsolence          $ 2,025,289       $  452,004                          $2,122,293(1)  $  355,000
                                             -----------       ----------   ----------------      -----------     ----------


Attention is directed to the foregoing accountant's report's and to the
accompanying notes to the consolidated financial statements                  S-2


(1) To write off reserves applied to December 31, 1994 inventory.


(2) To write off fully reserved accounts receivable deemed uncollectible at December 31, 1995.