Form 10-K/A
period 1995-12-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1996-04-29
CIK 722051

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

ITEM 11. EXECUTIVE COMPENSATION


THE EXCHANGE PROGRAM



      On November 8, 1995, the Company received an offer from a Canadian institutional investor to purchase 4,800,000 shares of the Company's common stock at a price of $0.75 per share, the fair market value of such shares on that date. At that time virtually all of the Company's authorized capital of 100,000,000 shares of common stock was issued and outstanding or reserved for issuance upon the exercise of outstanding warrants and options to purchase common stock of the Company. Therefore, in order to make sufficient shares available to effect the sale of 4,800,000 shares of common stock to such investor, the Company adopted a program (the "Exchange Program"), to be partially implemented through the Company's Stock Incentive Plan (the "Incentive Plan") and the Company's Option Plan for Certain Directors (the "Directors Plan") and partially outside such plans, under which all directors, officers, certain active consultants (all of whom were former directors or officers of the Company) and all current employees were given the right to exchange presently owned warrants and options that had shares of common stock reserved for issuance upon their exercise (respectively, "Old Warrants" and "Old Options") for new warrants and options which initially, and until the requisite corporate action was taken to increase the authorized capital of the Company and reserve the required number of shares of common stock for issuance upon their exercise, would not have any shares of common stock reserved for issuance upon their exercise (respectively, "New Warrants" and "New Options"). The exercise price of the New Warrants and New Options was established at $0.75 per share, the fair market value of the Company's common stock on November 8, 1995, the date the Exchange Program was adopted, and exchanges were to be effected starting with the Old Warrants and Old Options having the highest exercise prices and proceeding in descending order of exercise prices until sufficient shares of common stock became available for the Company to implement the sale of common stock to the Canadian investor. If possible, no exchanges were to be made which would involve Old Warrants or Old Options having an exercise price below $0.75 per share, and, in fact, no such exchanges were required. The exercise prices of the Old Warrants and Old Options exchanged for New Warrants and New Options ranged from a high of $5.09 per share to $0.75 per share.



      The consideration to the participants in the Exchange Program for exchanging Old Warrants and Old Options that had shares of common stock of the Company reserved for issuance upon their exercise at exercise prices above $0.75 per share for New Warrants and New Options initially having no shares reserved for issuance upon their exercise was the reduction in the exercise price. With respect to Old Warrants and Old Options having an exercise price of $0.75 per share that were exchanged for New Warrants and New Options that did not have shares reserved for issuance upon their exercise, such consideration was provided by a provision in the Exchange Program that granted the holders of such Old Warrants and Old Options New Warrants and New Options having the right to purchase 115% of the shares available for purchase upon the exercise of the Old Warrants and Old Options exchanged.



      The New Warrants and New Options became fully vested upon the surrender and forfeiture of Old Warrants and Old Options to purchase a corresponding number of shares (as adjusted in accordance with the foregoing formula in the case of those having a $0.75 per share exercise price). However, the New Warrants and New Options do not become exercisable until: (i) approval by the Company's stockholders of an amendment to the Certificate of Incorporation increasing the authorized capital by an amount of additional shares of common stock at least sufficient to provide the number of shares needed to be reserved to permit the exercise of all New Warrants and New Options, and (ii) the completion of such further corporate action including amendments to the Incentive Plan and the Directors Plan that may be necessary or appropriate in connection with the implementation of the Exchange Program. The expiration dates of the New Warrants and New Options are the same as the expiration dates of the Old Warrants and Old Options exchanged except that if such expiration date occurs prior to the date on which the New Warrants or New Options become exercisable, the expiration date for such New Warrants or New Options will be ninety (90) days following the date on which such New Warrants and New Options become exercisable. In all other respects, the terms and conditions of the New Warrants and New Options are the same as the terms and conditions of the Old Warrants and Old Options exchanged.



         Under the Exchange Program, 4,800,249 shares of the Company's common stock were made available for issuance to the Canadian institutional investor and it will be necessary in order to make the New Warrants and New Options fully exercisable for the Company to take the appropriate corporate action to reserve 5,055,499 shares of the Company's common stock for issuance upon their exercise.



COMPENSATION



      Set forth below is certain information for the three fiscal years ended December 31, 1995, 1994 and 1993 relating to compensation received by the Company's Chief Executive Officer and all executive officers of the Company other than the Chief Executive Officer (collectively the "Named Executive Officers") whose total annual salary and bonus for the fiscal year ended December 31, 1995, exceeded $100,000 for services rendered in all capacities.

                           SUMMARY COMPENSATION TABLE




                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                                                                AWARDS
                                            ANNUAL COMPENSATION                          ---------------------
                                -------------------------------------------------------   RESTRICTED  OPTIONS
                                                                        OTHER ANNUAL      STOCK       WARRANTS     ALL OTHER
        NAME AND POSITION       YEAR    SALARY ($)        BONUS($)     COMPENSATION ($)   AWARDS      SARS (#)    COMPENSATION
- ------------------------------------- ------------------------------------------------------------------------  ----------------
 Jay M. Haft                    1995   $110,000(1)       $   ---          $  ---        $   ---   1,187,000(4)   $    ---
   Co-Chairman, Chief           1994     30,000              ---             ---          8,750     165,000           ---
   Executive Officer &
   President (1)

 Michael J. Parrella            1995     90,833           47,168           6,395            ---   1,622,000(5)         ---
   President; Executive         1994    195,000              ---           9,458            ---      75,000         3,858
   Vice President (1)           1993    165,000           50,000           8,907            ---     250,000         5,676

 James W. Hiney                 1995     81,144           20,000             ---            ---      69,554(6)        ---
   Vice President/Patent        1994     85,000           50,000             ---            ---      30,000           ---
   Counsel; Vice President      1993     80,000              ---             ---            ---      30,000           ---
   General Counsel &
 Secretary (3)

 Stephen J. Fogarty             1995    104,434           10,083             ---            ---     391,400(7)        ---
 Senior Vice President          1994    110,000              ---             ---            ---         ---           ---
 and Chief Financial Officer    1993    100,000           30,000             ---            ---      50,000           ---



    ----------



    (1) Mr. Haft, an employee and director of the Company, was elected Co-Chairman of the Board, Chief Executive Officer and President on November 15, 1994. On July 6, 1995, the former Executive Vice President was elected President and Mr. Haft retained the positions of Co-Chairman of the Board and Chief Executive Officer.



    (2) Consists of 5,000 restricted shares of the Company's common stock granted to Mr. Haft on May 11, 1994 pursuant to the Company's Stock Incentive Plan valued at $1.75 per share, the market price of the common stock on that date. As of December 31, 1995, Mr. Haft held 10,000 restricted shares of common stock which were worth $6,250 based on the market price of the common stock on that date.



    (3) On June 15, 1995, Mr. Hiney resigned as Vice President, General Counsel and Secretary and ceased being an employee of the Company.



    (4) Excludes options and warrants to purchase 1,000,000 shares of the Company's common stock forfeited under the "Exchange Program" and other activity for a net new grant of 387,000 options and warrants of which none are exercisable.



    (5) Excludes options and warrants to purchase 1,385,000 shares of the Company's common stock forfeited under the "Exchange Program" and other activity for a net new grant of 237,000 options and warrants.



    (6) Excludes options to purchase 39,554 shares of the Company's common stock forfeited for a net new grant of 30,000 options of which 25,000 are exercisable.



    (7) Excludes options to purchase 316,000 shares of the Company's common stock forfeited under the "Exchange Program" and other activity for a net new grant of 75,000 of which none are exercisable.



    (8) Consists of the annual premiums for a $2 million personal life insurance policy for 1993, and 1994 paid by the Company on behalf of Mr. Parrella in 1993 and 1994.

STOCK OPTIONS AND WARRANTS




      The following tables summarize the Named Executive Officers' stock option and warrant activity during 1995. The Options and Warrants Granted Table includes information relating to options granted on January 22, 1996 as part of bonus compensation for 1995.



                     OPTIONS AND WARRANTS GRANTED IN 1995




                                                    PERCENT OF
                                    SHARES          TOTAL OPTIONS                           POTENTIAL REALIZED VALUE AT
                                    UNDERLYING      AND WARRANTS                            ASSUMED ANNUAL RATES OF
                                    OPTIONS         GRANTED TO      EXERCISE                STOCK PRICE APPRECIATION FOR
                                    GRANTED(#)      EMPLOYEES IN    PRICE      EXPIRATION   OPTION AND WARRANT TERM(6)
                                    (1)             1995 (1)        $/SHARE    DATE             5%               10%
Jay M. Haft(2)                        45,000          0.5%         $0.8750      11/15/99       $10,472         $23,039
                                      45,000          0.5           0.6875      11/15/99         8,069          17,714
                                      45,000          0.5           0.7813      11115/99         8,990          19,694
                                      45,000          0.5           0.6875      11115/99         7,753          16,948
                                      45,000          0.5           0.7500      11/15/99         8,286          18,075
                                      45,000          0.5           0.6562      11/15/99         7,101          15,456
                                      45,000          0.5           0.7187      11/15/99         7,614          16,538
                                      45,000          0.5           1.2187      11/15/99        12,637          27,388
                                     218,500          2.5           0.7500      12/31/97        18,100          37,216
                                     358,500          4.0           0.7500      11/15/99        61,955         134,277

Michael J. Parrella(3)                15,000          0.2           0.8750      11/15/99         3,491           7,680
                                      15,000          0.2           0.6875      11/15/99         2,690           5,905
                                      15,000          0.2           0.7812      11/15/99         2,996           6,564
                                      15,000          0.2           0.6876      11/15/99         2,585           5,650
                                      15,000          0.2           0.7500      11/15/99         2,762           6,025
                                      15,000          0.2           0.7187      11/15/99         2,592           5,643
                                      15,000          0.2           0.7187      11/15/99         2,538           5,513
                                      15,000          0.2           1.2187      11/15/99         4,212           9,129
                                     139,500          1.6           0.7500      11/15/99        22,668          48,841
                                     500,000          5.6           0.6563      11/15/99        69,261         148,872
                                     862,500          9.7           0.7500      12/31/97        71,446         146,904

James W. Hiney                         5,000          0.1           1.5000      02/11/01         2,603           5,921
                                      30,000          0.3           0.8750      12/31/98         4,867          10,346
                                      34,654          0.4           1.5000      12/31/98         9,610          20,428

Stephen J. Fogarty(4)                 43,200          0.5           1.2500      05/27/00        16,277          36,347
                                      43,200          0.5           0.7500      05/27/00         9,766          21,808
                                      50,000          0.6           1.2500      02/11/01        21,688          49,342
                                      50,000          0.6           0.7500      02/11/01        13,013          29,605
                                      65,000          0.7           1.2500      07/15/00        25,182          56,427
                                      65,000          0.7           0.7500      07/15/00        15,109          33,856
                                      75,000          0.8           0.6563      01/22/03        20,039          46,698


- ----------



(1) The Options and Warrants Granted Table includes grants under the Exchange Program which will not be exerciseable until certain action is taken by the stockholders and the Company authorizing and reserving shares of common stock of the Company for issuance upon their exercise. See
      "The Exchange Program."



(2) Options to purchase 360,000 shares granted to Mr. Haft were granted pursuant to the Directors Plan and are fully vested. Of these, options to purchase 180,000 shares were forfeited under the Exchange Program along with other options to purchase 165,000 shares following which New Options to purchase 358,500 shares were granted to Mr. Haft under the Directors Plan and the Exchange Program which will not be exercisable until the action described in footnote (1) is completed. New Warrants to purchase 218,500 shares were granted to Mr. Haft pursuant to the Exchange Program following the forfeiture of warrants to purchase 190,000 shares. Such
      New Warrants will not be exercisable until the action described in footnote (1) is completed.



(3) Options to purchase 620,000 shares granted to Mr. Parrella were granted pursuant to the Incentive Plan and are fully vested. Of these, 370,000 options were immediately exercisable, 250,000 will become exercisable on December 31, 1996 if Mr. Parrella is employed by the Company on that date or on such earlier date as the Company's common stock as traded on the NASDAQ Stock Market has maintained a price of $1.25 or more for the preceding forty-five days, and options to purchase 60,000 shares were forfeited under the Exchange Program along with other options to purchase 75,000 shares following which New Options to purchase 139,500 shares were granted to Mr. Parrella under the Incentive Plan and the Exchange Program. Such New Options will not be exercisable until the action described in footnote (1) is completed. New Warrants to purchase
      862,500 shares were granted to Mr. Parrella pursuant to the Exchange Program following the forfeiture of warrants to purchase 750,000 shares. Such New Warrants will not be exercisable until the action described in footnote (1) is completed.





(4) Options to purchase 391,400 shares granted to Mr. Fogarty were granted pursuant to the Incentive Plan and are fully vested. Of these, options to purchase 158,200 shares were granted on January 3, 1995, in consideration of Mr. Fogarty agreeing to remain with the Company to July 1, 1995, and his forfeiting options to purchase 158,200 shares. These options to purchase 158,200 shares were forfeited under the Exchange Program following which New Options to purchase 158,200 shares were granted to Mr. Fogarty under the Incentive Plan and the Exchange Program none of which will be exercisable until the action described in footnote (1) is completed. The other options to purchase 75,000 shares also will not be exercisable until the action described in footnote (1) is completed.



(5) Options to purchase 34,554 shares granted to Mr. Hiney were granted pursuant to the Incentive Plan and are fully vested and exercisable. These options were granted on January 3, 1995 in consideration of Mr. Hiney agreeing to remain with the Company to July 1, 1995 and his forfeiting options to purchase 34,554 shares.



(6) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by the SEC and, therefore, are not intended to forecast possible future appreciation if any, of the stock price.

               1995 AGGREGATED OPTIONS AND WARRANT EXERCISES AND


                  DECEMBER 31, 1995 OPTION AND WARRANT VALUES


                         NUMBER OF                 NUMBER OF SHARES UNDERLYING     VALUE OF UNEXERCISED IN-THE-
                           SHARES                    UNEXERCISED OPTIONS AND       MONEY OPTIONS AND WARRANTS AT
                        ACQUIRED ON     VALUE     WARRANTS AT DECEMBER 31, 1995          DECEMBER 31, 1995
        NAME              EXERCISE    REALIZED      EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
 Jay M. Haft . . . . .       --       $   --           788,500     218,500             $ 15,625    $     --
 Michael J.  Parrella        --           --         1,009,456   1,252,000              132,378          --
 Stephen J. Fogarty  .    205,000      91,588          233,200        --                   --            --
 James W. Hiney  . . .     25,000       7,500           59,554        --                   --            --







COMPENSATION ARRANGEMENTS WITH CERTAIN OFFICERS AND DIRECTORS



      On November 15, 1994, the Board of Directors and its Compensation Committee took a number of compensation actions. Mr. Haft was to be paid a consulting fee of $10,000 per month for such period that he serves as Chief Executive Officer and President of the Company. Mr. McCloy's salary was reduced to $75,000 per year and Mr. Parrella's salary was reduced to $70,000 per year. In connection with the reduction in his salary, Mr. Parrella was granted five year options to purchase 150,000 shares of the Company's common stock under the Company's Stock Incentive Plan, of which options to purchase 60,000 shares were granted immediately and options to purchase 15,000 shares were to be deemed granted on the 15th day of each month from December 1994 through May 1995 provided that Mr. Parrella was employed by the Company on each such date. The options granted Mr. Parrella under the Stock Incentive Plan have exercise prices equal to the fair market value of the Company's common stock on the grant dates. On May 8, 1995, The Compensation Committee granted Mr. Parrella additional five year options to purchase 45,000 shares of the Company's common stock of which options to purchase 15,000 shares were to be of the Company's common stock, of which options to purchase 120,000 shares were granted immediately and options to purchase 45,000 shares were to be deemed granted on the 15th day of each month from December 1994 through May 1995, and Mr. Keith was granted five-year options to purchase 200,000 shares of common stock, of which options to purchase 50,000 shares were granted immediately and options to purchase 25,000 shares were to be deemed granted on the 15th day of each month from December 1994 through May 1995, provided, in each instance, that Mr. Haft or Mr. Keith was a director of the Company on such date. On May 8, 1995, under an amendment to the Directors Plan, which was also subject to shareholder approval, Mr. Haft was granted additional five-year options to purchase 135,000 shares of the Company's common stock of which options to purchase 45,000 shares of common stock were to be deemed granted on the 15th day of June, July and August 1995. Such options were subject to the same other terms and conditions as the earlier options. The options granted under the Directors Plan have exercise prices equal to the fair market value of the Company's common stock on the grant dates. The stockholders approved the Directors Plan, as amended, at the Annual Meeting of Stockholders held on November 8, 1995.



      On July 6, 1995, Mr. Haft relinquished the title of President of the Company and Mr. Parrella was elected as President of the Company at which time, effective August 16, 1995, Mr. Haft's consulting fee was reduced to $6,000 per month and Mr. Parrella's salary was increased to $118,000 per year.



      On July 11, 1995, in order to enable the Company to obtain 1,100,000 authorized but unissued shares of common stock to sell to an investor in a private placement to raise additional working capital, Mr. Parrella forfeited options to purchase 500,000 shares of the Company's common stock. Three other directors, Messrs. Haft, McCloy and Oolie, also forfeited options to purchase respectively 50,000; 500,000 and 50,000 shares of the Company's common stock for the same reason. In recognition of the on-going efforts of Mr. Parrella on behalf of the Company and the fact that his cash compensation had been significantly reduced the prior year, the Company agreed that if the private placement was successfully concluded and Mr. Parrella agreed to work for the Company through 1996 (without any obligation on the part of the Company to employ him for any given period), Mr. Parrella would be granted options to purchase 500,000 shares of common stock under the Incentive Plan. Of this amount, 250,000 options would become vested and exercisable immediately. The other 250,000 options would become vested and exercisable either on December 31, 1996 provided Mr. Parrella was employed by the Company on that date or on such earlier date if the price of the Company's common stock as traded on the NASDAQ Stock Market had maintained a price of $1.25 per share or above for the previous 45 days. On December 12, 1995 the Option Committee granted Mr. Parrella options to purchase 500,000 shares of common stock subject to the foregoing terms and conditions. The exercise price of such options is $0.6563 per share, the fair market value of the Company's common stock on the date of grant.




      On November 8, 1995, as participants in the Exchange Program, each of Messrs. Haft, McCloy, Parrella and Keith were given the right to exchange and did exchange Old

Warrants and Old Options having exercise prices of $0.75 per share or more and having shares of common stock reserved for issuance upon their exercise for New Warrants and New Options having exercise prices of $0.75 per share but having no shares reserved for issuance upon their exercise until the stockholders and the Company completed the action necessary to authorize and reserve such shares. In this regard, Mr. Haft forfeited Old Warrants to purchase 190,000 shares of common stock at $0.75 per share and was granted New Warrants to purchase 218,500 shares of common stock at $0.75 per share. He also forfeited Old Options to purchase 345,000 shares of common stock at prices between $0.75 and $1.22 per share and was granted New Options to purchase 358,500 shares of common stock at $0.75 per share. Mr. McCloy forfeited Old Warrants to purchase 750,000 shares of common stock at $0.75 per share and was granted New Warrants to purchase 862,500 shares of common stock at $0.75 per share. Mr. Parrella forfeited Old Warrants to purchase 750,000 shares of common stock at $0.75 per share and was granted New Warrants to purchase 862,500 shares of common stock at $0.75 per share. He also forfeited Old Options to purchase 135,000 shares of common stock at prices between $0.75 and $1.22 per share and was granted New Options to purchase 139,500 shares of common stock at $0.75 per share. Mr. Keith forfeited Old Options to purchase 225,000 shares of common stock at prices between $0.75 and $1.50 per share and was granted New Options to purchase 232,500 shares of common stock at $0.75 per share. As described above, the reason for the Exchange Program was to enable the Company to obtain 4,800,000 authorized but unissued shares of common stock for use in a private placement to raise needed working capital. See "The Exchange Program" above.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS



See "Item 13," which is incorporated by reference herein.

ITEM 12.  SECURITY OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



      The following table sets forth, as of May 20, 1996, information concerning the shares of common stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the common stock of the Company, each Director, and each Named Executive Officer, and all executive officers and Directors of the Company as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.





                                                                       Amount and Nature                    Approximate

                 Name of Beneficial Owner                        of Beneficial Ownership(1)(2)               Percentage

                                                                                                           of Class(1)(2)
- --------------------------------------------------------    ------------------------------------   -----------------------------
John J. McCloy II                                                        1,985,717        (3)                     2.05

Michael J. Parrella                                                      2,605,565        (4)                     2.65

Sam Oolie                                                                1,204,562        (5)                     1.25

Jay M. Haft                                                                474,891        (6)                     0.49

Alastair Keith                                                              25,000        (7)                     0.08

Stephen J. Fogarty                                                               0        (8)                     0

James W. Hiney                                                              59,554        (9)                     0.06

All executive officers & Directors as a
  group (12 persons)                                                     7,726,794        (10)                    7.96

Carole Salkind                                                           4,000,000        (11)                    4.17

Her Majesty The Queen, Province of Alberta Canada                        4,800,000        (12)                    5.01



- ---------------------------


(1) On March 5, 1996, in order to enable the Company to obtain 2,390,000 authorized but unissued shares of common stock to sell to four investors in two private placements to raise additional working capital, each member of the Board of Directors agreed not to exercise any warrants or options to purchase common stock of the Company which had exercise prices between $0.50 and $0.75 per share and to permit the Company to issue the shares reserved for issuance upon the exercise of such warrants and options in the two proposed private placements (individually, a "Directors' Standstill Agreement" and collectively, the "Directors Standstill Agreements"). In consideration for this action by the directors, the Company agreed to reserve sufficient shares of common stock of the Company to permit the full exercise of all such warrants and options once the Company had obtained sufficient additional authorized shares of common stock to permit such action by the Company.

     (2) Assumes the exercise of currently exercisable outstanding options or warrants to purchase shares of common stock and therefore does not include New Options or New Warrants granted under the Exchange Program or options subject to a Director's Standstill Agreement which will not become exercisable until the action described above under "The Exchange Program" is completed. The percent of class ownership is calculated separately for each person based on the assumption that the person listed on the table has exercised all options and warrants shown for that person, but that no other holder of options or warrants has exercised such options or warrants.



(3) Includes 222,825 shares issuable upon the exercise of currently exercisable warrants. Excludes 862,500 shares issuable upon the exercise of New Warrants, and 850,000 shares issuable upon the exercise of options subject to a Director's Standstill Agreement none of which will become exercisable until the action referred to in footnote (2) is completed.



(4) Includes 449,456 shares issuable upon the exercise of currently exercisable warrants. Excludes 862,500 shares issuable upon the exercise of New Warrants, 139,500 shares issuable upon the exercise of New Options and 810,000 shares issuable upon the exercise of options subject to a Director's Standstill Agreement none of which will become exercisable until the action referred to in footnote (2) is completed.



(5) Includes 15,000 restricted shares. Excludes 250,000 shares issuable upon the exercise of options subject to a Director's Standstill Agreement none of which will become exercisable until the action referred to in footnote (2) is completed.



(6) Includes 10,000 restricted shares. Excludes 218,500 shares issuable upon the exercise of New Warrants, 258,500 shares issuable upon the exercise of New Options and 430,000 shares issuable upon the exercise of options subject to a Director's Standstill Agreement none of which will become exercisable until the action referred to in footnote (2) is completed.



(7) Includes 15,000 restricted shares. Excludes 232,500 shares issuable upon the exercise of New Options and 50,000 shares issuable upon the exercise of options subject to a Director's Standstill Agreement none of which will become exercisable until the action referred to in footnote (2) is completed.



(8) Excludes 158,200 shares issuable upon the exercise of New Options which will not become exercisable until the action referred to in footnote (2) is completed.



(9) Includes 59,554 shares issuable upon the exercise of currently exercisable options.



(10) Includes 915,781 shares issuable to 4 executive officers and Directors of the Company upon the exercise of currently exercisable warrants, 309,554 shares issuable to 3 executive officers and directors of the Company upon the exercise of currently exercisable options and 40,000 restricted shares issued to 3 directors of the Company. Excludes 2,184,750 shares issuable to 4 officers and directors of the Company upon the exercise of New Warrants, 891,218 shares issuable to 5 officers and directors of the Company upon the exercise of New Options and 2,390,000 shares issuable to 5 directors of the Company upon the exercise of options subject to Directors' Standstill Agreements none of which will become exercisable until the action referred to in footnote (2) is completed.




(11) Carole Salkind's address is 801 Harmon Cove Towers, Secaucus, New Jersey 07094



(12) Her Majesty The Queen, Province of Alberta, Canada's address is Room 530, Terrace Building, 9515 107th Street, Edmondton, Alberta T5K 2C3, Canada.

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

         11        Computation of net (loss) per share.

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