Form 10-K/A
period 1995-12-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1996-05-09
CIK 722051

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

                                    PART II


ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is currently traded on the NASDAQ National Market System under the symbol "NCTI". High and low last sale information for 1995 and 1994 for the common stock for specified quarterly periods is set forth below:


                                          1995                        1994
                                    ----------------          ----------------------
                                    HIGH        LOW           HIGH             LOW
                                    ----------------          ----------------------
         1st Quarter                1 3/16      9/16          $3 1/16       $1 13/16
         2nd Quarter                 13/16      9/16           2             1  5/16
         3rd Quarter                1 9/16      1/2            2 1/8         1  3/32
         4th Quarter                1 1/16      9/16           1 1/2            7/16



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

                           SUMMARY COMPENSATION TABLE



                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                                                                AWARDS
                                            ANNUAL COMPENSATION                          ---------------------
                                -------------------------------------------------------   RESTRICTED  OPTIONS
                                                                        OTHER ANNUAL      STOCK       WARRANTS     ALL OTHER
        NAME AND POSITION       YEAR    SALARY ($)        BONUS($)     COMPENSATION ($)   AWARDS      SARS (#)    COMPENSATION
- ------------------------------------- ------------------------------------------------------------------------  ----------------
 Jay M. Haft                    1995   $110,000(1)       $   ---          $  ---        $   ---     937,000(4)   $    ---
   Co-Chairman, Chief           1994     30,000              ---             ---          8,750     165,000           ---
   Executive Officer &
   President (1)

 Michael J. Parrella            1995     90,833           47,168           6,395            ---   1,622,000(5)         ---
   President; Executive         1994    195,000              ---           9,458            ---      75,000         3,858
   Vice President (1)           1993    165,000           50,000           8,907            ---     250,000         5,676

 James W. Hiney                 1995     81,144           20,000             ---            ---      69,554(6)        ---
   Vice President/Patent        1994     85,000           50,000             ---            ---      30,000           ---
   Counsel; Vice President      1993     80,000              ---             ---            ---      30,000           ---
   General Counsel &
 Secretary (3)

 Stephen J. Fogarty             1995    104,434           10,083             ---            ---     391,400(7)        ---
 Senior Vice President          1994    110,000              ---             ---            ---         ---           ---
 and Chief Financial Officer    1993    100,000           30,000             ---            ---      50,000           ---


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

    (3) On June 15, 1995, Mr. Hiney resigned as Vice President, General Counsel and Secretary and ceased being an employee of the Company.


    (4) Excludes options and warrants to purchase 585,000 shares of the Company's common stock forfeited under the "Exchange Program" and other activity for a net new grant of 402,000 options and warrants of which none are exercisable.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of April 10, 1996, information concerning the shares of common stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the common stock of the Company, each Director, and each Named Executive Officer, and all executive officers and Directors of the Company as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.




                                                                       Amount and Nature                    Approximate

                 Name of Beneficial Owner                        of Beneficial Ownership(1)(2)               Percentage

                                                                                                           of Class(1)(2)
- --------------------------------------------------------    ------------------------------------   -----------------------------
John J. McCloy II                                                        1,260,717        (3)                     1.31

Michael J. Parrella                                                        590,998        (4)                      .61

Sam Oolie                                                                  954,567        (5)                      .99

Jay M. Haft                                                                 44,891        (6)                      .05

Alastair Keith                                                              40,000        (7)                      .05

Stephen J. Fogarty                                                               0        (8)                        0

James W. Hiney                                                              59,554        (9)                      .06

All executive officers & Directors as a
  group (15 persons)                                                     4,322,227        (10)                    4.44

Carole Salkind                                                           4,000,000        (11)                    4.17

Her Majesty The Queen, Province of Alberta Canada                        4,800,000        (12)                    5.01


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

(2) Assumes the exercise of currently exercisable outstanding options or warrants to purchase shares of common stock and therefore does not include New Options or New Warrants granted under the Exchange Program, options subject to a Director's Standstill Agreement or options to purchase shares of common stock granted to certain executive officers under the Stock Incentive Plan on January 22, 1996 ("1/22/96 Options"), none of which will become exercisable until the action described above under "The Exchange Program" is completed. The percent of class ownership is calculated separately for each person based on the assumption that the person listed on the table has exercised all options and warrants shown for that person, but that no other holder of options or warrants has exercised such options or warrants.


(3) Includes 222,825 shares issuable upon the exercise of currently exercisable warrants. Excludes 862,500 shares issuable upon the exercise of New Warrants, and 850,000 shares issuable upon the exercise of options subject to a Director's Standstill Agreement, none of which will become exercisable until the action referred to in footnote (2) is completed.


(4) Includes 449,456 shares issuable upon the exercise of currently exercisable warrants. Excludes 862,500 shares issuable upon the exercise of New Warrants, 139,500 shares issuable upon the exercise of New Options, 810,000 shares issuable upon the exercise of options subject to a Director's Standstill Agreement and 475,000 shares issuable upon the exercise of 1/22/96 Options, none of which will become exercisable until the action referred to in footnote (2) is completed.


(5) Includes 146,490 shares issuable upon the exercise of currently exercisable warrants and 15,000 restricted shares. Excludes 250,000 shares issuable upon the exercise of options subject to a Director's Standstill Agreement, none of which will become exercisable until the action referred to in footnote (2) is completed.


(6) Includes 10,000 restricted shares. Excludes 218,500 shares issuable upon the exercise of New Warrants, 358,500 shares issuable upon the exercise of New Options, 430,000 shares issuable upon the exercise of options subject to a Director's Standstill Agreement and 200,000 shares issuable upon the exercise of 1/22/96 Options, none of which will become exercisable until the action referred to in footnote (2) is completed.


(7) Includes 15,000 restricted shares. Excludes 232,500 shares issuable upon the exercise of New Options and 50,000 shares issuable upon the exercise of options subject to a Director's Standstill Agreement, none of which will become exercisable until the action referred to in footnote (2) is completed.


(8) Excludes 158,200 shares issuable upon the exercise of New Options and 75,000 shares issuable upon the exercise of 1/22/96 Options, none of which will become exercisable until the action referred to in footnote (2) is completed.



(9) Includes 59,554 shares issuable upon the exercise of currently exercisable options. On June 15, 1995, Mr. Hiney resigned as Vice President, General Counsel and Secretary and ceased being an employee of the Company.



(10) Includes 843,771 shares issuable to 4 executive officers and Directors of the Company upon the exercise of currently exercisable warrants, 900,537 shares issuable to 7 executive officers and directors of the Company upon the exercise of currently exercisable options and 40,000 restricted shares issued to 3 directors of the Company. Excludes
     2,184,750 shares issuable to 4 officers and directors of the Company upon the exercise of New Warrants, 1,544,610 shares issuable to 8 officers and directors of the Company upon the exercise of New Options, 2,390,000 shares issuable to 5 directors of the Company upon the exercise of options subject to Directors' Standstill Agreements and 1,250,000 shares issuable to 7 executive officers upon the exercise of 1/22/96 Options, none of which will become exercisable until the action referred to in footnote (2) is completed.


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