Form 10-Q
period 1996-03-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1996-05-15
CIK 722051

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



/ x /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED       MARCH 31, 1996
                               --------------------

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


                95,857,074 shares outstanding as of May 8, 1996

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
(UNAUDITED)

                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                   -------------------------------------
                                                                      1995                      1996
                                                                   ----------             --------------
REVENUES:
  Technology licensing fees                                            $2,600                     $355
  Product sales, net                                                      379                      135
  Engineering and development services                                    956                      191
                                                                   -----------            -------------
         Total revenues                                                $3,935                     $681
                                                                   -----------            -------------

COSTS AND EXPENSES:
  Costs of sales                                                         $333                     $178
  Costs of engineering and development services                         1,070                      131
  Selling, general and administrative                                   1,397                      970
  Research and development                                              1,349                    1,601
  Equity in net loss of unconsolidated affiliates                           -                       80
  Interest (income) expense                                                 5                       (4)
                                                                   -----------            -------------
       Total costs and expenses                                        $4,154                   $2,956
                                                                   -----------            -------------

NET (LOSS)                                                              $(219)                 $(2,275)
                                                                   ===========            =============

Weighted average number of common
           shares outstanding                                          86,160                   93,328
                                                                   ===========            =============

NET LOSS PER COMMON SHARE                                               $ -                 $ (.02)
                                                                   ===========            =============





The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (NOTE 1)

(UNAUDITED)                                                                          (IN THOUSANDS OF DOLLARS)
                                                                                 DECEMBER 31,             MARCH 31,
                                ASSETS                                               1995                   1996
                                                                                 -------------         -------------
Current assets:
     Cash and cash equivalents (Note 1)                                          $      1,831          $       627
     Accounts receivable:
         Trade :
                Joint ventures and affiliates                                             241                   91
                Other                                                                     189                  647
         Unbilled                                                                         260                   83
         Allowance for doubtful accounts                                                 (119)                 (85)
                                                                                 -------------         -------------
                     Total accounts receivable                                   $        571          $       736

     Inventories, net of reserves (Note 2)                                              1,701                1,633
     Other current assets                                                                 225                  156
                                                                                 -------------         -------------
                     Total current assets                                        $      4,328          $     3,152

Property and equipment, net                                                             2,897                2,752
Patent rights and other intangibles, net                                                2,194                2,093
Other assets                                                                              164                   63
                                                                                 -------------         -------------
                                                                                 $      9,583          $     8,060
                                                                                 =============         =============



                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $      1,836          $     1,923
     Accrued expenses                                                                     571                  542
     Accrued payroll, taxes and related expenses                                          144                  162
     Customers' advances                                                                   43                   10
                                                                                 -------------         -------------
                     Total current liabilities                                   $      2,594          $     2,637
                                                                                 -------------         -------------

Long term obligations                                                            $        105          $       105
Commitments and contingencies (Note 4)
                                                                                 -------------         -------------
                     Total other liabilities                                     $        105          $       105
                                                                                 -------------         -------------

                    STOCKHOLDERS' EQUITY (NOTE 3)
Common stock, $.01 par value, 100,000,000 shares authorized; issued
   and outstanding 92,828,407 and 94,828,407 shares, respectively                $        928          $       948
Additional paid-in-capital                                                             78,667               79,335
Accumulated deficit                                                                   (72,848)             (75,123)
Cumulative translation adjustment                                                         150                  158
Common stock subscriptions receivable                                                     (13)                   -
                                                                                 -------------         -------------
                     Total stockholders' equity                                  $      6,884          $     5,318
                                                                                 -------------         -------------

                                                                                 $      9,583          $     8,060
                                                                                 =============         =============





The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
(UNAUDITED)

                                                                                                 (THOUSANDS OF DOLLARS)


                                                                                                       THREE MONTHS
                                                                                                      ENDED MARCH 31,
                                                                                          -------------------------------------
                                                                                               1995                1996
                                                                                          ----------------    -----------------
Cash flows from operating activities:
     Net loss                                                                             $          (219)    $        (2,275)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
                   Depreciation and amortization                                                      303                 232
                   Common stock issued as consideration for:
                    Compensation                                                                        3                   -
                   Provision for doubtful accounts                                                     73                  45
                   Equity in net loss of unconsolidated affiliates                                      -                  80
                   Unrealized foreign currency (gain) loss                                            121                 127
                   Loss on disposition of fixed assets                                                 30                   -
                   Changes in operating assets and liabilities:
                    (Increase) in accounts receivable                                              (2,190)               (213)
                    Decrease in inventories                                                           252                 193
                    Decrease in other assets                                                          117                  89
                    Increase in accounts payable and accrued expenses                                 147                  62
                    (Decrease) in other liabilities                                                  (375)                (16)
                                                                                          ----------------    -----------------

                   Net cash (used in) operating activities                                $        (1,738)    $        (1,676)
                                                                                          ----------------    -----------------

Cash flows from investing activities:
     Capital expenditures                                                                 $           (17)    $          (229)
     Acquisition of patent rights                                                                    (210)                  -
                                                                                          ----------------    -----------------
                   Net cash (used in) investing activities                                $          (227)    $          (229)
                                                                                          ----------------    -----------------

Cash flows from financing activities:
     Proceeds from:
                   Sale of common stock                                                   $             -     $           688
                   Stock subscription receivable                                                        -                  13
                   Exercise of stock purchase warrants and options                                    105                   -
                                                                                          ----------------    -----------------
                   Net cash provided by financing activities                              $           105     $           701
                                                                                          ----------------    -----------------

Net increase (decrease) in cash and cash equivalents                                      $        (1,860)    $        (1,204)
Cash and cash equivalents - beginning of period                                                     2,423               1,831
                                                                                          ----------------    -----------------

Cash and cash equivalents - end of period                                                 $           563     $           627
                                                                                          ================    =================

Cash paid for interest                                                                    $             7     $             -
                                                                                          ================    =================





The accompanying notes are an integral part of the condensed consolidated financial statements.

                     NOISE CANCELLATION TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

         The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $75.1 million on a cumulative basis through March 31, 1996. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

         Cash, cash equivalents and short-term investments amount to $0.6 million at March 31, 1996, decreasing from $1.8 million at December 31, 1995. Management does not believe that available funds are sufficient to sustain the Company for the next twelve months. Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales and engineering and development revenue, the operating cost savings from the reduction in employees and reduced capital expenditures should be sufficient to sustain the Company's anticipated future level of operations into 1997. However, the period during 1997 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain.

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

         On April 10, 1996, the Company sold an additional 1,000,000 shares, in the aggregate, of its common stock in a private placement that provided net proceeds to the Company of $0.3 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options are equal to the price received by the Company for the sale of such 1,000,000 shares subject to certain adjustments. The conversion of the notes and the exercise of the options are both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares.

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

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at March 31, 1996, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


2.  INVENTORIES:

         Inventories comprise the following:


(Thousands of dollars)                                 DECEMBER 31,            MARCH 31,
                                                          1995                   1996
                                                       ------------          ------------
Components                                                     $716                  $796


Finished Goods                                                1,340                 1,205
                                                       ------------          ------------
Gross Inventory                                              $2,056                $2,001
Reserve for Obsolete & Slow Moving Inventory                  (355)                 (368)
                                                       ------------          ------------
    Inventory, Net of Reserves                               $1,701                $1,633
                                                       ============          ============

3.  STOCKHOLDERS EQUITY:

         The changes in stockholders' equity during the three months ended March 31, 1996, were as follows:

(In thousands)                      Net
                   Balance at    Sale of        Stock      Net (loss)               Balance at
                   December 31,  Common     Subscription    for the    Translation  March 31,
                      1995        Stock      Receivable      Period     Adjustment     1996
                   ------------  -------    ------------   ----------  -----------  ----------
Common Stock:
          Shares       92,828       2,000             --           --           --     94,828
          Amount         $928         $20       $     --       $   --     $     --       $948

Additional
  Paid-in Capital      78,667         668             --           --           --     79,335


Accumulated
  Deficit             (72,848)         --             --       (2,275)          --    (75,123)


Cumulative
  Translation
  Adjustment              150          --             --           --            8        158


Stock
  Subscription
  Receivable              (13)         --             13           --           --         --




4.  LITIGATION:

         On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. The suit requests the Court to award judgment in favor of Mr. Valerio as follows: (i) establish and declare that a proposed independent sales representation agreement submitted to Mr. Valerio by the Company and signed by Mr. Valerio but not executed by the Company was made and entered into between Mr. Valerio and the Company on June 30, 1992; (ii) declare that the Company is guilty of breach of contract and that the purported agreement was terminated by unilateral and illegitimate withdrawal by the Company; (iii) order the Company to pay Mr. Valerio $30,000 for certain amounts alleged to be owing to Mr. Valerio by the Company; (iv) order the Company to pay commissions to which Mr. Valerio would have been entitled if the

Company had followed up on certain alleged contacts made by Mr. Valerio for an amount to be assessed by technicians and accountants from the Court Advisory Service; (v) order the Company to pay damages for the harm and losses sustained by Mr. Valerio in terms of loss of earnings and failure to receive due payment in an amount such as shall be determined following preliminary investigations and the assessment to be made by experts and accountants from the Court Advisory Service and in any event no less than 3 billion Lira ($18.9 million); and (vi) order the Company to pay damages for the harm done to Mr. Valerio's image for an amount such as the judge shall deem equitable and in case for no less than 500 million Lira ($3.1 million). The Company retained an Italian law firm as special litigation counsel to the Company in its defense of this suit. On March 6, 1996, the Company, through its Italian counsel, filed a brief of reply with the Tribunal of Milan setting forth the Company's position that: (i) the Civil Tribunal of Milan is not the proper venue for the suit, (ii) Mr. Valerio's claim is groundless since the parties never entered into an agreement, and (iii) because Mr. Valerio is not enrolled in the official Register of Agents, under applicable Italian law Mr. Valerio is not entitled to any compensation for his alleged activities. A preliminary hearing before the Tribunal has been scheduled for May 30, 1996. Management is of the opinion that the lawsuit is without merit and will contest it vigorously. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgement against the Company, said judgement could have a severe material effect on quarterly or annual operating results.

5.  COMMON STOCK OPTIONS:

         On January 22, 1996, the Company granted to certain employees and consultants options to purchase the Company's common stock at the then fair market value of such stock. Certain of the grants were made in connection with offers of employment and under the terms of consulting contracts. Other grants were made in lieu of cash bonuses for 1995, and in two instances in lieu of additional cash compensation for 1996.

         The option grants involved options to purchase a total of 1,901,500 shares of the Company's common stock. Options to purchase 1,425,000 were granted to officers of the Company. Options to purchase 276,500 are exercisable from the date of grant until their date of expiration. The remaining options to purchase 1,625,000 shares are not exercisable until the date on which the requisite corporate action to increase the authorized capital of the Company and reserve the required number of shares of common stock for issuance upon the exercise has been completed.

         The fair market value of the Company's common stock on January 22, 1996 was $0.6563 per share, the closing price of the Company's common stock on the NASDAQ National Market System.

6. SUBSEQUENT EVENT

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

ITEM 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

         GENERAL BUSINESS ENVIRONMENT

         The Company is in transition from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Revenues from product sales were limited to sales of specialty products and prototypes. During the first three months of 1996, the Company received approximately 28% of its operating revenues from engineering and development funding. Since 1991, excluding quarter to quarter variations, revenues from product sales have been increasing and management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

         The Company has shifted its focus to technology licensing fees, royalties and products that represent near term revenue generation. This is reflected in the fact that 52% of the Company's total revenue in the first quarter of 1996 represents technology licensing fees. There can be no assurance that additional technology licensing fees, will continue at that level.

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

         From the Company's inception through March 31, 1996, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 22% product sales, 51% engineering and development services and 27% technology licensing fees.

         The Company has entered into a number of alliances and strategic relationships with established firms for the integration of its technology into products. The speed with which the Company can achieve the commercialization of its technology depends in large part upon the time taken by these firms and their customers for product testing, and their assessment of how best to integrate the technology into their products and into their manufacturing operations. While the Company works with these firms on product testing and integration, it is not always able to influence how quickly this process can be completed. The sluggish worldwide economy over the past four years has slowed the adoption and market acceptance of many new technologies.


         The Company continues to sell and ship ProActiveTM and NoisebusterTM headsets in 1996. The Company is now selling products through three of its alliances: Walker is manufacturing and selling industrial silencers; Siemens is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; and Ultra is installing production model aircraft cabin quieting systems in turboprop aircraft. The Company is entitled to receive royalties from Walker on its sales of industrial silencers, direct product sales revenue from Siemens' purchase of headsets and commencing in 1998, royalties from Ultra on its sale of aircraft cabin quieting systems. Management believes these activities help demonstrate the range of commercial potential for the Company's technology and will contribute to the Company's transition from engineering and development to technology licensing fees, royalties and product sales.

         Product revenues for the three months ended March 31, 1995 and 1996 were:
                                PRODUCT REVENUES

        (Thousands of dollars)                         Three Months Ended March 31,
                                             -----------------------------------------------------
                                                     Amount                    As a % of Total
                                             --------------------        -------------------------
               Product                        1995          1996           1995             1996
- -------------------------------              --------     -------        --------        ---------
Headsets                                        371           130         97.9%           97.0%
Other                                            11             5          2.9             3.7
Fan Quieting Products                           -              (1)          -             (0.7)
Industrial Silencers                             (3)           -          (0.8)             -
                                             -------      --------       ------          ------
Total                                          $379          $134        100.0%          100.0%
                                             =======      ========       ======          ======

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

         On April 10, 1996, the Company sold an additional 1,000,000 shares, in the aggregate, of its common stock in a private placement with three institutional investors that provided net proceeds to the Company of $0.35 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options are equal to $0.35 per share subject to certain adjustments. The conversion of the notes and the exercise of the options are both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares. In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective within 90 days of the filing date and in the event its effectiveness is suspended for other than brief permissible periods. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or an equity feature without the investors' consent for a period of one year.

         The total cash received to date by the Company from the above two transactions amounts to $2.2 million. (Refer to Notes 1. and 6. - "Notes to the Condensed Consolidated Financial Statements.")

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

         RESULTS OF OPERATIONS

         Total revenues for the first three months of 1996 decreased by 83% to $681,000 from $3,934,000 when compared with the same period in 1995.

         Product sales decreased 64% to $135,000 reflecting decreased revenue from NoiseBuster(TM) sales due to reductions in average price and units sold, and a decrease in industrial silencer sales in connection with the transfer of that business to Walker. Engineering and development services decreased by 80% to $ 191,000, primarily due to the elimination of funding from Ultra for aircraft cabin quieting in connection with the transfer of that business to Ultra in the first quarter of 1995, a decrease in the amount of muffler development funding from Walker in connection with the transfer of that business to Walker in the fourth quarter of 1995 and staff reductions.

         Technology licensing fees in the first quarter of 1996 decreased by 86% or $2,245,000, primarily because the $2.6 million licensing fee from Ultra was recognized by the Company in the first quarter of 1995.

         Cost of product sales decreased by 46% to $178,000 and the product margin decreased to (32)% from 12% during the same period in 1995, primarily due to a lower price and margin on the NoiseBuster(TM) and product returns. Cost of engineering and development services decreased 88% to $131,000 due to decreased contract revenue. The gross margin on engineering and development services increased to 31% from (12)% during the same period in 1995, primarily due to cost overruns on several contracts in 1995.

         Selling, general and administrative expenses for the first quarter decreased by 31% to $970,000 from $1,397,000 for the same period in 1995, primarily due to continued cost savings from the revised business plan. Of this decrease, $291,000 was directly attributable to salaries and related expenses. Office and occupancy expenses increased by $13,000 or 16%. Travel and entertainment increased by $53,000 or 77%, reflecting increased sales activity.

         Research and development expenditures for the first quarter of 1996 increased by 19% to $1,601,000 from $1,349,000 for the same period in 1995, primarily due to increased emphasis on short term development.

         In the first quarter of 1996, interest (income) expense increased to $(4,000) from $5,000 for the same period of 1995 reflecting the decrease in 1995 of available investible funds.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $75.1 million on a cumulative basis through March 31, 1996. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the license fees and engineering and development funds provided to the venture or the Company are recovered.

         In January 1996, the Company adopted a plan that management believes should generate sufficient funds for the Company to continue its operations into 1997. Under this plan, as amended, the Company needs to generate approximately $17 million to fund its operations for 1996. The Company believes that it can generate these funds from operations in 1996, although there is no certainty that the Company will achieve this goal. Included in such amount is approximately $8.9 million in sales of new products and approximately $9.0 million of technology licensing fees and royalties.

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

         There can be no assurance that additional funding will be provided by technology licensing fees, royalties, product sales, engineering and development revenue or additional capital. In that event, the Company would have to further cut back its level of operations substantially in order to conserve cash. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. The uncertainty with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies, raises substantial doubt about the Company's ability to continue as a going concern. Further discussion of these uncertainties is presented in Note 1. - "Notes to the Condensed Consolidated Financial Statements".

         Because the Company did not meet its revenue targets for the first quarter of 1996, it entered into two recent transactions, which provide additional funding as follows:

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

         The total cash received to date by the Company from the above two transactions amounts to $2.2 million. (Refer to "Liquidity and Capital Resources" above and Notes 1. and 6. - "Notes to the Condensed Consolidated Financial Statements" above.)

         The Company believes that the level of financial resources available to it is an essential competitive factor. The Company plans to ask its shareholders to approve the amendment of the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized thereunder from 100,000,000 shares to 140,000,000 shares.

         At March 31, 1996, cash and short-term investments were $0.6 million. Additionally, the Company received $1.5 million in April, 1996 from the previously described sale of common stock and convertible term notes. The available resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

         The Company's working capital decreased to $0.5 million at March 31, 1996, from $1.7 million at December 31, 1995. This decrease of $1.2 million was used primarily to fund the net loss of $2.3 million reported for the period.

         During the first quarter of 1996, the net cash used in operating activities was $1.7 million. $1.7 million was also used in operating activities during the first quarter of 1995.

         Net inventory declined during the first quarter of 1996 by $68,000 due primarily to sales of the NoiseBuster(TM), ProActive(TM) and MRI headsets.

         The Company's available cash balances at March 31, 1996 are lower than anticipated at the end of 1995 primarily due to lower product sales than forecasted and delays in certain other technology licensing agreements.

         The net cash used in investing activities amounted to $0.2 million
during the period.   The net cash provided by financing activities amounted to
$0.7 million primarily from the private placement of common stock in March of 1996..

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

         There were no material commitments for capital expenditures as of March 31, 1996, and no material commitments are anticipated in the near future.


PART III - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         For discussion of legal proceedings, see Note 4 - "Notes to the Condensed Consolidated Financial Statements" which is incorporated by reference herein.


ITEM 6 -  EXHIBITS

 (a)     Exhibits.
         Exhibit No.                               Description
         -----------                               -----------
              11                                   Computation of Net (Loss) Per Share

              27                                   Financial Data Schedule

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





Dated: May 15, 1996