Form 10-K/A
period 1995-12-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1996-05-24
CIK 722051

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


(10) Includes 843,771 shares issuable to 4 executive officers and directors of the Company upon the exercise of currently exercisable warrants, 688,229 shares issuable to 6 executive officers of the Company upon the exercise of currently exercisable options and 40,000 restricted shares issued to 3 directors of the Company. Excludes 2,144,750 shares issuable to 4 officers and directors of the Company upon the exercise of New Warrants, 1,638,693 shares issuable to 9 officers and directors of the Company upon the exercise of New Options, 2,390,000 shares issuable to 5 directors of the Company upon the exercise of options subject to Directors' Standstill Agreements and 1,175,000 shares issuable to 6 executive officers upon the exercise of 1/22/96 Options, none of which will become exercisable until the action referred to in footnote (2) is completed.


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
                                       =============                        =============


On October 6, 1992, the Company adopted a stock option plan (the "1992 Plan") for the granting of options to purchase up to 1,639,865 shares of common stock to officers, employees and certain directors and on that date granted options on 1,357,989 shares at a price of $2.375 under the plan. On April 14, 1993, the Company amended the plan to provide for the granting of options and restricted stock awards covering up to an additional 4,360,135 shares of common stock to officers, employees and non-employee directors. The exercise price of all options granted under the plan may not be less than the market value of a share of common stock on the date of grant. On May 27, 1993, the plan and the grants received stockholder approval at the 1993 Annual Meeting of Stockholders. At December 31, 1995, options for 3,235,026 shares are outstanding, of which 1,534,335 are exercisable under this plan at prices ranging from $.656 to $4.00.

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