Form 10-Q
period 1996-06-30
NOISE CANCELLATION TECHNOLOGIES INC
filed 1996-08-19
CIK 722051

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

      / x /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED       JUNE 30, 1996
                                     ------------------------------------------

COMMISSION FILE NUMBER:   0-18267
- --------------------------------------------------------------------------------

Noise Cancellation Technologies, Inc.
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

Delaware                                                             59-2501025
- --------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1025 West Nursery Road, Suite 120, Linthicum, Maryland                  21090
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
                                     x   Yes       No
                                  ------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               96,044,609 shares outstanding as of August 8, 1996

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
(UNAUDITED)

                                                                                     (In thousand except share amounts)

                                                                                   Three Months                 Six Mouths
                                                                                   Ended June 30,             Ended June 30,
                                                                       ---------------------------------------------------------
                                                                                 1995          1996           1995          1996
                                                                       --------------   -------------   ------------  -----------
REVENUES:
    Technology licensing fees                                                   $625            $713          $3,225      $1,068
    Product sales, net                                                           309             559             688         692
    Engineering and development services                                         491              32           1,447         224
                                                                       --------------   -------------   ------------  -----------
       Total revenues                                                         $1,425          $1,304          $5,360      $1,984
                                                                       --------------   -------------   ------------  -----------

COSTS AND EXPENSES:
    Costs of sales                                                              $262            $395            $595        $574
    Costs of engineering and development services                                497              37           1,567         168
    Selling, general and administrative                                        1,921           1,356           3,318       2,325
    Research and development                                                   1,016           1,160           2,365       2,761
    Equity in net loss of unconsolidated affiliates                                -               -               -          80
    Interest (income) expense                                                    (20)             29             (15)         24
                                                                       --------------   -------------   ------------- -----------
       Total costs and expenses                                               $3,676          $2,977          $7,830      $5,932
                                                                       --------------   -------------   ------------- -----------
NET (LOSS)                                                                   $(2,251)        $(1,673)        $(2,470)    $(3,948)
                                                                       ==============   =============   ============  ===========

Weighted average number of common
       shares outstanding                                                     86,288          95,696          86,215      94,468
                                                                       ==============   =============   ============  ===========

NET LOSS PER COMMON SHARE                                                    $(.03)          $(.02)          $(.03)      $(.04)
                                                                       ==============   =============   ============  ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (NOTE 1)

(Unaudited)                                                                       (In thousands of dollars)

                                                                                 December 31,         June 30,
                                       ASSETS                                        1995               1996
                                                                                 ------------       -------------
Current assets:
    Cash and cash equivalents (Note 1)                                           $    1,831          $      899
    Accounts receivable:
        Trade:
             Joint ventures and affiliates                                              241                  90
             Other                                                                      189                 538
        Unbilled                                                                        260                 106
        Allowance for doubtful accounts                                                (119)                (90)
                                                                                 ------------        ------------
                   Total accounts receivable                                     $      571          $      644

    Inventories, net of reserves (Note 2)                                             1,701               1,298
    Other current assets                                                                225                 106
                                                                                 ------------        ------------
                   Total current assets                                          $    4,328          $    2,947

Property and equipment, net                                                           2,897               2,649
Patent rights and other intangibles, net                                              2,194               1,992
Other assets                                                                            164                  50
                                                                                 ------------        ------------
                                                                                 $    9,583          $    7,638
                                                                                 ============        ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes Payable                                                                $        -          $    1,200
    Accounts payable                                                                  1,836               1,482
    Accrued expenses                                                                    571                 730
    Accrued payroll, taxes and related expenses                                         144                 123
    Customers' advances                                                                  43                   -
                                                                                 ------------        ------------
                   Total current liabilities                                     $    2,594          $    3,535
                                                                                 ------------        ------------

Long term obligations                                                            $      105          $       75
Commitments and contingencies (Note 4)
                                                                                 ------------        ------------
                   Total other liabilities                                       $      105          $       75
                                                                                 ------------        ------------

             STOCKHOLDERS' EQUITY (Note 3)
Common stock, $.01 par value, 100,000,000 shares authorized; issued
    and outstanding 92,828,407 and 96,034,609 shares, respectively               $      928          $      960
Additional paid-in-capital                                                           78,667              79,735
Accumulated deficit                                                                 (72,848)            (76,796)
Cumulative translation adjustment                                                       150                 142
Common stock subscriptions receivable                                                   (13)                (13)
                                                                                 ------------        ------------
                   Total stockholders' equity                                    $    6,884          $    4,028
                                                                                 ------------        ------------

                                                                                 $    9,583          $    7,638
                                                                                 ============        ============




  The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
(UNAUDITED)


                                                                                         (Thousands of Dollars)
                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                     --------------------------------
                                                                                         1995                 1996
                                                                                      -------------      ------------
Cash flows from operating activities:
   Net loss                                                                           $   (2,470)         $  (3,949)
   Adjustments to reconcile net lots to net cash (used in) operating activities:
       Depreciation and amortization                                                         599                481
       Common stock issued as consideration for:
            Compensation                                                                       7                  6
            Rent                                                                             191                  -
       Common stock retired as consideration for:
            Employee expenses                                                                  -                 (5)
       Provision fur doubtful accounts                                                        86                 46
       Equity in net loss of unconsolidated affiliates                                         -                 80
       Unrealized foreign currency (gain) loss                                                 9                (46)
       Loss on disposition of fixed assets                                                    30                  -
       Changes in operating mutts and liabilities:
            (Increase) decrease in accounts receivable                                       338               (120)
            Decrease in inventories                                                           24                513
            Decrease in other assets                                                          99                  -
            Increase (decrease) in accounts payable and accrued expenses                     577               (208)
            (Decrease) in other liabilities                                                 (656)                 -
                                                                                      -----------         -----------

       Net cash (used in) operating activities                                        $   (1,166)         $  (3,097)
                                                                                      -----------         -----------

Cash flows from investing activities:
    Capital expenditures                                                                     (25)         $    (104)
    Acquisition of patent rights                                                            (210)                 -
                                                                                      -----------         -----------
       Net cash (used in) investing activities                                        $     (235)         $    (104)
                                                                                      -----------         -----------

Cash flows from financing activities:
    Proceeds from:
       Notes (net)                                                                    $        -          $   1,170
       Sale of common stock                                                                    -                995
       Exercise of stock purchase warrants and options                                       108                104
                                                                                      -----------         -----------
       Net cash provided by financing activities                                      $      108          $   2,269
                                                                                      -----------         -----------

Net increase (decrease) in cash and cash equivalents                                  $   (1,293)         $    (932)
Cash and cash equivalents - beginning of period                                            2,423              1,831
                                                                                      -----------         -----------

Cash and cash equivalents - end of period                                             $    1,130          $     899
                                                                                      ===========         ===========

Cash paid for interest                                                                $        7          $       2
                                                                                      ===========         ===========


  The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. NOTES TO THE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION:

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

  The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $76.8 million on a cumulative basis through June 30, 1996. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

  Cash, cash equivalents and short-term investments amount to $0.9 million at June 30, 1996, decreasing from $1.8 million at December 31, 1995. Management does not believe that available funds are sufficient to sustain the Company for the next twelve months. Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales and engineering and development revenue, the operating cost savings from the reduction in employees and reduced capital expenditures should be sufficient to sustain the Company's anticipated future level of operations into 1997. However, the period during 1997 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain.

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

  On April 10, 1996, the Company sold 1,000,000 shares, in the aggregate, of its common stock to three institutional investors in a private placement that provided net proceeds to the Company of $0.3 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options were to be equal to the price received by the Company for the sale of the 1,000,000 shares subject to certain adjustments. The conversion of the notes and the exercise of the options were both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares. On July 17, 1996, the Company's stockholders authorized an increase in the Company's authorized capital to 140,000,000 shares.

  On August 13, 1996 the three institutional investors converted their secured, convertible term notes and exercised their options in full. As a result, the Company issued 13,403,130 shares, in the aggregate, of its common stock to such investors, received $3.45 million in cash, and effected the repayment of the notes.

  In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective on or before November 14, 1996. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or debt with an equity feature without the investors' consent for a period six months from the date of the investors' purchase of such 1,000,000 shares, following which the investors continue to have a right of first refusal for an additional six months with respect to such financing.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at June 30, 1996, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2.  INVENTORIES:

         Inventories comprise the following:

(THOUSANDS OF DOLLARS)                                   DECEMBER 31,      JUNE 30,
                                                             1995            1996
                                                         -----------      -----------
 Components                                                     $716             $705
 Finished Goods                                                1,340            1,044
                                                         -----------      -----------
 Gross Inventory                                              $2,056           $1,749
 Reserve for Obsolete & Slow Moving Inventory                   (355)            (451)
                                                         ------------     ------------
     Inventory, Net of Reserves                               $1,701           $1,298
                                                         ============     ============

3.  STOCKHOLDERS EQUITY:

  The changes in stockholders' equity during the six months ended June 30, 1996, were as follows:


 (IN THOUSANDS)                                    NET      EXERCISE OF
                                 BALANCE AT      SALE OF      WARRANTS        STOCK       NET (LOSS)                   BALANCE AT
                                DECEMBER 31,     COMMON         AND        SUBSCRIPTION     FOR THE     TRANSLATION     JUNE 30,
                                    1995          STOCK       OPTIONS       RECEIVABLE      PERIOD      ADJUSTMENT        1996
                                    ----          -----       -------       ----------      ------      ----------        ----
 Common Stock:
     Shares                        92,828        3,002           204              --           --             --         96,034
     Amount                          $928          $30            $2             $--          $--            $--           $960
 Additional
   Paid-in Capital                 78,667          966           102              --           --             --         79,735
 Accumulated
   Deficit                        (72,848)          --            --              --       (3,948)            --        (76,796)
 Cumulative
   Translation
   Adjustment                         150           --            --              --           --             (8)           142
 Stock
   Subscription
   Receivable                         (13)          --           (13)             13           --             --           (13)

4.  LITIGATION:

  On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. The suit requests the Court to award judgment in favor of Mr. Valerio as follows: (i) establish and declare that a proposed independent sales representation agreement submitted to Mr. Valerio by the Company and signed by Mr. Valerio but not executed by the Company was made and entered into between Mr. Valerio and the Company on June 30, 1992; (ii) declare that the Company is guilty of breach of contract and that the purported agreement was terminated by unilateral and illegitimate withdrawal by the Company; (iii) order the Company to pay Mr. Valerio $30,000 for certain amounts alleged to be owing to Mr. Valerio by the Company; (iv) order the Company to pay commissions to which Mr. Valerio would have been entitled if the Company had followed up on certain alleged contacts made by Mr. Valerio for an amount to be assessed by technicians and accountants from the Court Advisory Service;
(v) order the Company to pay damages for the harm and losses sustained by Mr. Valerio in terms of loss of earnings and failure to receive due payment in an amount such as shall be determined following preliminary investigations and the assessment to be made by experts and accountants from the Court Advisory Service and in any event no less than 3 billion Lira ($18.9 million); and (vi) order the Company to pay damages for the harm done to Mr. Valerio's image for an amount such as the judge shall deem equitable and in case for no less than 500 million Lira ($3.1 million). The Company retained an Italian law firm as special litigation counsel to the Company in its defense of this suit. On March 6, 1996, the Company, through its Italian counsel, filed a brief of reply with the Tribunal of Milan setting forth the Company's position that: (i) the Civil Tribunal of Milan is not the proper venue for the suit, (ii) Mr. Valerio's claim is groundless since the parties never entered into an agreement, and (iii) because Mr. Valerio is not enrolled in the official Register of Agents, under applicable Italian law Mr. Valerio is not entitled to any compensation for his alleged activities. A preliminary hearing before the Tribunal was held on May 30, 1996, and pretrial discovery is scheduled to take place over the next few months. Management is of the opinion that the lawsuit is without merit and will contest it vigorously. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgement against the Company, said judgement could have a severe material effect on quarterly or annual operating results.

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

  The option grants involved options to purchase a total of 1,901,500 shares of the Company's common stock. Options to purchase 1,425,000 were granted to officers of the Company. Options to purchase 276,500 are exercisable from the date of grant until their date of expiration. The remaining options to purchase 1,625,000 shares are not exercisable until the date on which the requisite corporate action to increase the authorized capital of the Company and reserve the required number of shares of common stock for issuance upon the exercise has been completed. Such action was completed on July 17, 1996.

  The fair market value of the Company's common stock on January 22, 1996 was $0.6563 per share, the closing price of the Company's common stock on the NASDAQ National Market System.


6. SUBSEQUENT EVENTS

  On April 10, 1996, the Company sold 1,000,000 shares, in the aggregate, of its common stock in a private placement that provided net proceeds to the Company of $0.3 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to three institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. On August 13, 1996, the three institutional investors converted their secured convertible term notes and exercised their options in full. As a result, the Company issued 13,403,130 shares, in the aggregate, of its common stock to such investors, received $3.45 million in cash and effected the repayment of the notes.. The per share conversion price under the notes and the exercise price under the options were equal to the price received by the Company for the sale of such 1,000,000 shares.

The conversion of the notes and the exercise of the options were both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares. On July 17, 1996, the Company's stockholders authorized an increase in the Company's authorized capital to 140,000,000 shares.

  On August 13, 1996, the three institutional investors converted their secured convertible term notes and exercised their options in full. As a result, the Company issued 13,403,130 shares, in the aggregate, of its common stock to such investors, received $3.45 million in cash and effected the repayment of the notes.

  In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective on or before November 14, 1996. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or debt with an equity feature without the investors' consent for a period six months from the date of the investors' purchase of such 1,000,000 shares, following which the investors continue to have a right of first refusal for an additional six months with respect to such financing.

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996

         GENERAL BUSINESS ENVIRONMENT

  The Company is in transition from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Revenues from product sales were limited to sales of specialty products and prototypes. During the first six months of 1996, the Company received approximately 11% of its operating revenues from engineering and development funding. Since 1991, excluding quarter to quarter variations, revenues from product sales have been increasing and management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

  The Company has shifted its focus to technology licensing fees, royalties and products that represent near term revenue generation. This is reflected in the fact that 53% of the Company's total revenue in the first half of 1996 represents technology licensing fees. There can be no assurance that additional technology licensing fees, will continue at that level.

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

  From the Company's inception through June 30, 1996, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 22% product sales, 50% engineering and development services and 28% technology licensing fees.

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

  Product revenues for the six months ended June 30, 1995 and 1996 were:


                                PRODUCT REVENUES

        (Thousands of dollars)                      Three Months Ended June 30,                Six Months Ended June 30,
                                              --------------------------------------  --------------------------------------
                                                    Amount          As a % of Total        Amount           As a % of Total
                                              ------------------  -------------------  -----------------  ------------------
              Product                            1995     1996      1995      1996      1995      1996       1995       1996
- --------------------------------------------  ---------  -------  --------  ---------  -------  --------  ---------  -------
Headsets                                         $296     $537     95.7%     96.2%      $667      $667      97.0%      96.4%
Other                                               5       21      1.6%      3.8%        16        25       2.3%       3.6%
Fan Quieting Products                               2        -      0.7%        -          2         -       0.3%         -
Industrial Silencers                                6        -      1.9%        -          3         -       0.4%         -
                                              ---------  -------  --------             -------            ---------
Total                                            $309     $558    100.0%    100.0%      $688      $692     100.0%     100.0%
                                              =========  =======  ========  =======    =======  ========  =========  =======



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

  On April 10, 1996, the Company sold an additional 1,000,000 shares, in the aggregate, of its common stock in a private placement with three institutional investors that provided net proceeds to the Company of $0.35 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options are equal to $0.35 per share subject to certain adjustments. The conversion of the notes and the exercise of the options were both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares. In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective within 90 days of the filing date and in the event its effectiveness is suspended for other than brief permissible periods. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or an equity feature without the investors' consent for a period of one year.

  The total cash received through June 30, 1996 by the Company from the above two transactions amounted to $2.2 million. (Refer to Notes 1. and 6. - "Notes to the Condensed Consolidated Financial Statements.")

  On July 17, 1996, the stockholders of the Company approved the amendments referred to above. On August 13, 1996, the three institutional investors converted their secured convertible term notes and exercised their options in full. The total number of shares of common stock issued the investors referred to above on August 13, 1996 amounted to 13,403,130, of which 9,857,142 were issued upon the exercise of the option and 3,545,988 were issued to correct the notes and pay the accrued interest on the notes. Both the option exercise price and the note conversion price were at $0.35 per share. The Company received $3.45 million from these transaction on August 13, 1996. . (Refer to Notes 1. and 6. - "Notes to the Condensed Consolidated Financial Statements.")

   Management believes that the funding provided by increased product sales, technology licensing fees, royalties, and cost savings, if realized, coupled with the additional capital referred to above, should enable the Company to continue operations into 1997. If the Company is not able to increase technology licensing fees, royalties and product sales, or generate additional capital, it will have to further cut its level of operations substantially in order to conserve cash. (Refer to "Liquidity and Capital Resources" below and to Note 1. - "Notes to the Condensed Consolidated Financial Statements" for a further discussion relating to continuity of operations.)

         RESULTS OF OPERATIONS

  Total revenues for the first six months of 1996 decreased by 67% to $1,984,000 from $5,359,000 when compared with the same period in 1995.

  Product sales increased 1% to $692,000 reflecting increased headset sales and a decrease in industrial silencer sales in connection with the transfer of that business to Walker. Engineering and development services decreased by 85% to $ 224,000, primarily due to the elimination of funding from Ultra for aircraft cabin quieting in connection with the transfer of that business to Ultra in the first quarter of 1995, a decrease in the amount of muffler development funding from Walker in connection with the transfer of that business to Walker in the fourth quarter of 1995 and staff reductions.

  Technology licensing fees in the first half of 1996 decreased by 67% or $2,157,000, primarily because the $2.6 million licensing fee from Ultra was recognized by the Company in the first quarter of 1995.

  Cost of product sales decreased by 3% to $574,000 and the product margin increased to 17% from 13% during the same period in 1995. Cost of engineering and development services decreased 89% to $168,000 due to decreased contract revenue. The gross margin on engineering and development services increased to 25% from (8)% during the same period in 1995, primarily due to more profitable contracts in 1996.

  Selling, general and administrative expenses for the first six months decreased by 30% to $2,325,000 from $3,318,000 for the same period in 1995, primarily due to continued cost savings from the revised business plan. Of this decrease, $427,000 was directly attributable to salaries and related expenses. Office and occupancy expenses increased by $9,000 or 5%. Travel and entertainment increased by $57,000 or 36%, reflecting increased sales activity.

  Research and development expenditures for the first half of 1996 increased by 17% to $2,761,000 from $2,365,000 for the same period in 1995, primarily due to increased emphasis on short term development.

  In the first six months of 1996, interest (income) expense increased to $24,000 from ($15,000) for the same period of 1995 reflecting the interest expense on the note payable previously discussed.

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

         LIQUIDITY AND CAPITAL RESOURCES

  The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $76.8 million on a cumulative basis through June 30, 1996. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the license fees and engineering and development funds provided to the venture or the Company are recovered.

  In January 1996, the Company adopted a plan that management believes should generate sufficient funds for the Company to continue its operations into 1997. Under this plan, as amended, the Company needs to generate approximately $17 million to fund its operations for 1996. The Company believes that it can generate these funds from operations in 1996, coupled with additional cash funding, although there is no certainty that the Company will achieve this goal. Included in such amount is approximately $8.9 million in sales of new products and approximately $9.0 million of technology licensing fees and royalties.

  Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's ability to overcome its present financial difficulties. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues. If, during the course of 1996, management of the Company determines that it will be unable to meet or exceed the plan discussed above, the Company will consider fund raising alternatives. The Company's ability to raise additional capital through sales of common stock will be severely limited until the termination of the one year restriction on further equity financing undertaken by the Company in connection with the sale of common stock and convertible term notes to three institutional investors described above. The Company will monitor its performance against the plan on a monthly basis and, if necessary, reduce its level of operations accordingly. The Company believes that the plan discussed above constitutes a viable plan for the continuation of the Company's business into 1997.

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

  Because the Company did not meet its revenue targets for the first and second quarters of 1996, it entered into two recent transactions, which provide additional funding as follows:

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

  The total cash received through June 30, 1996 by the Company from the above two transactions amounted to $2.2 million. (Refer to Notes 1. and 6. - "Notes to the Condensed Consolidated Financial Statements.")

  The Company believes that the level of financial resources available to it is an essential competitive factor. The Company asked its shareholders to approve the amendment of the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized thereunder from 100,000,000 shares to 140,000,000 shares.

  On July 17, 1996, the stockholders of the Company approved the amendments referred to above. On August 13, 1996, the three institutional investors converted their secured convertible term notes and exercised their options in full. The total number of shares of common stock issued the investors referred to above on August 13, 1996 amounted to 13,403,130, of which 9,857,142 were issued upon the exercise of the option and 3,545,988 were issued to correct the notes and pay the accrued interest on the notes. Both the option exercise price and the note conversion price were at $0.35 per share. The Company received $3.45 million from these transaction on August 13, 1996. . (Refer to Notes 1. and 6. - "Notes to the Condensed Consolidated Financial Statements.")

  At June 30, 1996, cash and short-term investments were $0.9 million. Additionally, the Company received $3.45 million on August 13, 1996 from the previously described exercise by three institutional investors of options to purchase shares of the Company's common stock. The available resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

  The Company's working capital decreased to $(0.6) million at June, 1996, from $1.7 million at December 31, 1995. This decrease of $2.3 million was used primarily to fund the net loss of $3.9 million reported for the period. On August 13, 1996, the secured convertible term notes in the aggregate principal amount of $1.2 million together with accrued interest therein were convertible at the option of the three institutional investors to common stock of the Company as described above.

  During the first six months of 1996, the net cash used in operating activities was $3.1 million, compared to $1.2 million used in operating activities during the first half of 1995.

  Net inventory declined during the first six months of 1996 by $0.4 million due primarily to sales of the NoiseBusterTM, ProActiveTM and MRI headsets.

  The Company's available cash balances at June 30, 1996 are lower than anticipated at the end of 1995 primarily due to lower product sales than forecasted and delays in certain other technology licensing agreements.

  The net cash used in investing activities amounted to $0.1 million during the
period.   The net cash provided by financing activities amounted to $2.3 million primarily from the private placements of common stock and the sale of secured convertible term notes described above.

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

  There were no material commitments for capital expenditures as of June 30, 1996, and no material commitments are anticipated in the near future.


PART III - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

  For discussion of legal proceedings, see Note 4 - "Notes to the Condensed Consolidated Financial Statements" which is incorporated by reference herein.


ITEM 6 -  EXHIBITS


 EXHIBITS

 EXHIBIT NO.                              DESCRIPTION
 -----------                              -----------
 10(a)                          Securities Purchase Agreement dated April 8, 1996, by and
                                among the Company and Kingdon Associates, L.P., Kingdon
                                Partners, L.P. and M. Kingdon Offshore NV, together with
                                Exhibit A-1 thereto, Form of Secured Convertible Note and
                                Exhibit A-2 thereto, Registration Rights Agreement.

 10(b)                          Security Agreement dated April 8, 1996, between the
                                Company and Kingdon Associates, L.P., Kingdon Partners,
                                L.P. and M. Kingdon Offshore NV, dated August 13, 1996.

 10(c)                          Notices of Exercise of Options to Purchase Common Stock
                                by Kingdon Associates, L.P., Kingdon Partners, L.P., and
                                M. Kingdon Offshore, NV, dated August 13, 1996.

 10(d)                          Notices of Conversion of Secured Convertible Notes by
                                Kingdon Associates, L.P., Kingdon Partners, L.P. and M.
                                Kingdon Offshore NV, dated August 13, 1996.

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

                     NOISE CANCELLATION TECHNOLOGIES, INC.


By: /s/ Michael J. Parrella

- ----------------------------------
Michael J. Parrella, President


By: /s/ Stephen J. Fogarty

- ----------------------------------
Stephen J. Fogarty
Senior Vice President and
Chief Financial Officer


Dated: August 15, 1996