Form 10-Q/A
period 1996-06-30
NOISE CANCELLATION TECHNOLOGIES INC
filed 1996-08-20
CIK 722051

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


                                                                                     (In thousand except share amounts)

                                                                                 Three Months                   Six Months
                                                                                Ended June 30,                Ended June 30,
                                                                       ------------------------------   ------------------------
                                                                            1995             1996           1995          1996
                                                                       --------------   -------------   ------------  -----------
REVENUES:
    Technology licensing fees                                                   $625            $713          $3,225      $1,068
    Product sales, net                                                           309             559             688         692
    Engineering and development services                                         491              32           1,447         224
                                                                       --------------   -------------   ------------  -----------
       Total revenues                                                         $1,425          $1,304          $5,360      $1,984
                                                                       --------------   -------------   ------------  -----------

COSTS AND EXPENSES:
    Costs of sales                                                              $262            $395            $595        $574
    Costs of engineering and development services                                497              37           1,567         168
    Selling, general and administrative                                        1,921           1,356           3,318       2,325
    Research and development                                                   1,016           1,160           2,365       2,761
    Equity in net loss of unconsolidated affiliates                                -               -               -          80
    Interest (income) expense                                                    (20)             29             (15)         24
                                                                       --------------   -------------   ------------- -----------
       Total costs and expenses                                               $3,676          $2,977          $7,830      $5,932
                                                                       --------------   -------------   ------------- -----------
NET (LOSS)                                                                   $(2,251)        $(1,673)        $(2,470)    $(3,948)
                                                                       ==============   =============   ============  ===========

Weighted average number of common
       shares outstanding                                                     86,288          95,696          86,215      94,468
                                                                       ==============   =============   ============  ===========

NET LOSS PER COMMON SHARE                                                    $(.03)          $(.02)          $(.03)      $(.04)
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

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
(UNAUDITED)


                                                                                         (Thousands of Dollars)
                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                     --------------------------------
                                                                                         1995                 1996
                                                                                      -------------      ------------
Cash flows from operating activities:
   Net loss                                                                           $   (2,470)         $  (3,948)
   Adjustments to reconcile net lots to net cash (used in) operating activities:
       Depreciation and amortization                                                         599                481
       Common stock issued as consideration for:
            Compensation                                                                       7                  6
            Rent                                                                             191                  -
       Common stock retired as consideration for:
            Employee expenses                                                                  -                 (5)
       Provision fur doubtful accounts                                                        86                 46
       Equity in net loss of unconsolidated affiliates                                         -                 80
       Unrealized foreign currency (gain) loss                                                 9                (46)
       Loss on disposition of fixed assets                                                    30                  -
       Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable                                       338               (120)
            Decrease in inventories                                                           24                513
            Decrease in other assets                                                          99                  -
            Increase (decrease) in accounts payable and accrued expenses                     577               (208)
            (Decrease) in other liabilities                                                 (656)               (51)
                                                                                      -----------         -----------

       Net cash (used in) operating activities                                        $   (1,166)         $  (3,097)
                                                                                      -----------         -----------

Cash flows from investing activities:
    Capital expenditures                                                                     (25)         $    (105)
    Acquisition of patent rights                                                            (210)                 -
                                                                                      -----------         -----------
       Net cash (used in) investing activities                                        $     (235)         $    (105)
                                                                                      -----------         -----------

Cash flows from financing activities:
    Proceeds from:
       Notes (net)                                                                    $        -          $   1,170
       Sale of common stock                                                                    -                996
       Exercise of stock purchase warrants and options                                       108                104
                                                                                      -----------         -----------
       Net cash provided by financing activities                                      $      108          $   2,270
                                                                                      -----------         -----------

Net increase (decrease) in cash and cash equivalents                                  $   (1,293)         $    (932)
Cash and cash equivalents - beginning of period                                            2,423              1,831
                                                                                      -----------         -----------

Cash and cash equivalents - end of period                                             $    1,130          $     899
                                                                                      ===========         ===========

Cash paid for interest                                                                $        7          $       2
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


  On August 13, 1996 the three institutional investors converted their secured, convertible term notes and exercised their options in full. As a result, the Company issued 13,403,130 shares, in the aggregate, of its common stock to such investors, received $3.45 million in cash, and effected by conversion to its common stock the payment of the notes together with the accrued interest thereon.



  In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective on or before November 14, 1996. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or debt with an equity feature without the investors' consent for a period of six months from the date of the investors' purchase of such 1,000,000 shares, following which the investors continue to have a right of first refusal for an additional six months with respect to such financing.


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


6. SUBSEQUENT EVENTS


  On April 10, 1996, the Company sold 1,000,000 shares, in the aggregate, of its common stock in a private placement that provided net proceeds to the Company of $0.3 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to three institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. On August 13, 1996, the three institutional investors converted their secured convertible term notes and exercised their options in full. As a result, the Company issued 13,403,130 shares, in the aggregate, of its common stock to such investors, received $3.45 million in cash and effected by conversion to its common stock the payment of the notes together with the accrued interest thereon. The per share conversion price under the notes and the exercise price under the options were equal to the price received by the Company for the sale of such 1,000,000 shares.

The conversion of the notes and the exercise of the options were both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares. On July 17, 1996, the Company's stockholders authorized an increase in the Company's authorized capital to 140,000,000 shares.





  In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective on or before November 14, 1996. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or debt with an equity feature without the investors' consent for a period of six months from the date of the investors' purchase of such 1,000,000 shares, following which the investors continue to have a right of first refusal for an additional six months with respect to such financing.

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

  Product revenues for the six months ended June 30, 1995 and 1996 were:


                                PRODUCT REVENUES


        (Thousands of dollars)                      Three Months Ended June 30,                Six Months Ended June 30,
                                              --------------------------------------  --------------------------------------
                                                    Amount          As a % of Total        Amount           As a % of Total
                                              ------------------  -------------------  -----------------  ------------------
              Product                            1995     1996      1995      1996      1995      1996       1995       1996
- --------------------------------------------  ---------  -------  --------  ---------  -------  --------  ---------  -------
Headsets                                         $296     $537     95.7%     96.2%      $667      $667      97.0%      96.4%
Other                                               5       22      1.6%      3.8%        16        25       2.3%       3.6%
Fan Quieting Products                               2        -      0.7%        -          2         -       0.3%         -
Industrial Silencers                                6        -      1.9%        -          3         -       0.4%         -
                                              ---------  -------  --------  ---------  -------  --------  ---------  -------
Total                                            $309     $559    100.0%    100.0%      $688      $692     100.0%     100.0%
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

  On April 10, 1996, the Company sold an additional 1,000,000 shares, in the aggregate, of its common stock in a private placement with three institutional investors that provided net proceeds to the Company of $0.35 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options are equal to $0.35 per share subject to certain adjustments. The conversion of the notes and the exercise of the options were both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares. In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective by November 14, 1996, and in the event its effectiveness is suspended for other than brief permissible periods. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or debt with an equity feature without the investors' consent for a period of six months from the date of the investors' purchase of such 1,000,000 shares, following which the investors continue to have a right of first refusal for an additional six months with respect to such financing.


  The total cash received through June 30, 1996 by the Company from the above two transactions amounted to $2.2 million. (Refer to Notes 1. and 6. - "Notes to the Condensed Consolidated Financial Statements.")


  On July 17, 1996, the stockholders of the Company approved the amendments referred to above. On August 13, 1996, the three institutional investors converted their secured convertible term notes and exercised their options in full. The total number of shares of common stock issued the investors referred to above on August 13, 1996 amounted to 13,403,130, of which 9,857,142 were issued upon the exercise of the option and 3,545,988 were issued to convert the notes and pay the accrued interest on the notes. Both the option exercise price and the note conversion price were at $0.35 per share. The Company received $3.45 million from these transaction on August 13, 1996. . (Refer to Notes 1. and 6. - "Notes to the Condensed Consolidated Financial Statements.")


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

         RESULTS OF OPERATIONS


  Total revenues for the first six months of 1996 decreased by 63% to $1,984,000 from $5,360,000 when compared with the same period in 1995.


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


  Cost of product sales decreased by 4% to $574,000 and the product margin increased to 17% from 14% during the same period in 1995. Cost of engineering and development services decreased 89% to $168,000 due to decreased contract revenue. The gross margin on engineering and development services increased to 25% from (8)% during the same period in 1995, primarily due to more profitable contracts in 1996.


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


  Research and development expenditures for the first half of 1996 increased by 17% to $2,761,000 from $2,365,000 for the same period in 1995, primarily due to increased emphasis on products to be developed within a short term.


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


  In January 1996, the Company adopted a plan that management believes should generate sufficient funds for the Company to continue its operations into 1997. Under this plan, as amended, the Company needs to generate approximately $17 million to fund its operations for 1996. The Company believes that it can generate these funds from operations in 1996, and the additional cash funding obtained from sales of common stock (Refer to Notes 1. and 6. -
"Notes to the Condensed Consolidated Financial Statements.") although there is no certainty that the Company will achieve this goal. Included in such amount is approximately $8.9 million in sales of new products and approximately $9.0 million of technology licensing fees and royalties. The Company did not meet its revenue targets for the first and second quarters of 1996.


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


  In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective within 90 days of the filing date and in the event its effectiveness is suspended for other than brief permissible periods. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or debt with an equity feature without the investors' consent for a period of six months from the date of such investors' purchase of such 1,000,000 shares, following which the investors continue to have a right of first refusal for an additional six months with respect to such financing.


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

  On July 17, 1996, the stockholders of the Company approved the amendments referred to above. On August 13, 1996, the three institutional investors converted their secured convertible term notes and exercised their options in full. The total number of shares of common stock issued the investors referred to above on August 13, 1996 amounted to 13,403,130, of which 9,857,142 were issued upon the exercise of the option and 3,545,988 were issued to convert the notes and pay the accrued interest on the notes. Both the option exercise price and the note conversion price were at $0.35 per share. The Company received $3.45 million from these transaction on August 13, 1996. . (Refer to Notes 1. and 6. - "Notes to the Condensed Consolidated Financial Statements.")


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


  The Company's working capital decreased to $(0.6) million at June, 1996, from $1.7 million at December 31, 1995. This decrease of $2.3 million was used primarily to fund the net loss of $3.9 million reported for the period. On August 13, 1996, the secured convertible term notes in the aggregate principal amount of $1.2 million together with accrued interest thereon were converted at the option of the three institutional investors to common stock of the Company as described above.


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

 10(b)                          Security Agreement dated April 10, 1996, between the
                                Company and Kingdon Associates, L.P., Kingdon Partners,
                                L.P. and M. Kingdon Offshore NV, dated August 13, 1996.

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