Form 10-Q
period 1996-09-30
NOISE CANCELLATION TECHNOLOGIES INC
filed 1996-11-19
CIK 722051

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                   FORM 10-Q

     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       SEPTEMBER 30, 1996
                                     ------------------

COMMISSION FILE NUMBER:   0-18267
--------------------------------------------------------------------------------

Noise Cancellation Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              59-2501025
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1025 West Nursery Road, Suite 120, Linthicum, Maryland                  21090
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

            111,639,405 shares outstanding as of November 6, 1996

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
(UNAUDITED)

                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS                              NINE MONTHS
                                                             ENDED SEPTEMBER 30,                       ENDED SEPTEMBER 30,
                                                      --------------------------------          --------------------------------
                                                           1995              1996                    1995              1996
                                                      ---------------    -------------          ---------------   --------------
REVENUES:
     Technology licensing fees                                 $140              $160                $3,365              $1,229
     Product sales, net                                         551               358                 1,239               1,049
     Engineering and development services                       430                 1                 1,877                 225
                                                      --------------     -------------          ------------      --------------
            Total revenues                                   $1,121              $519                $6,481              $2,503
                                                      --------------     -------------          ------------      --------------


COSTS AND  EXPENSES:
     Costs of sales                                            $467              $276                $1,062                $850
     Costs of engineering and development services              360                 8                 1,927                 175
     Selling, general and administrative                      1,411             1,779                 4,729               4,105
     Research and development                                 1,214             2,029                 3,579               4,790
     Equity in net loss of unconsolidated affiliates             -                  -                     -                  80
     Interest (income) expense                                    1                 2                   (14)                 26
                                                      --------------     -------------          ------------      --------------
          Total costs and expenses                           $3,453            $4,094               $11,283             $10,026
                                                      --------------     -------------          ------------      --------------

NET (LOSS)                                                  $(2,332)          $(3,575)              $(4,802)            $(7,523)
                                                      ==============     =============          ============      ==============

Weighted average number of common
     shares outstanding                                      87,708           103,840                86,804              98,060
                                                      ==============     =============          ============      ==============


NET LOSS PER COMMON SHARE                                  $ (.03)           $ (.03)               $ (.06)           $ (.08)
                                                      ==============     =============          ============      ==============


The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (NOTE 1)
(UNAUDITED)


                                                                           (In thousands of dollars)

                                                                          DECEMBER 31,   SEPTEMBER 30,
                                                                              1995            1996
                                                                         -------------- ---------------
                            ASSETS
Current assets:
     Cash and cash equivalents (Note 1)                                   $  1,831        $  2,222
     Accounts receivable:
         Trade:
                Joint ventures and affiliates                                  241              46
                Other                                                          189             542
         Unbilled                                                              260              93
         Allowance for doubtful accounts                                      (119)           (118)
                                                                         ----------     -----------
                     Total accounts receivable                            $    571        $    563

     Inventories, net of reserves (Note 2)                                   1,701           1,129
     Other current assets                                                      225             113
                                                                         ----------     -----------
                     Total current assets                                 $  4,328        $  4,027

Property and equipment, net                                                  2,897           2,550
Patent rights and other intangibles, net                                     2,194           1,891
Other assets                                                                   164              47
                                                                         ----------     -----------
                                                                          $  9,583        $  8,515
                                                                         ==========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $  1,836        $    889
     Accrued expenses                                                          571           1,181
     Accrued payroll, taxes and related expenses                               144             363
     Customers' advances                                                        43               -
                                                                         ----------     -----------
                     Total current liabilities                            $  2,594        $  2,433
                                                                         ----------     -----------

Long term obligations                                                     $    105        $     75
Commitments and contingencies (Note 4)
                                                                         ----------     -----------
                     Total other liabilities                              $    105        $     75
                                                                         ----------     -----------

                     STOCKHOLDERS' EQUITY (Note 3)
Common stock, $.01 par value, 140,000,000 shares authorized; issued
   and outstanding 92,828,407 and 111,639,405 shares, respectively        $    928        $  1,116
Additional paid-in-capital                                                  78,667          84,955
Accumulated deficit                                                        (72,848)        (80,371)
Cumulative translation adjustment                                              150             307
Common stock subscriptions receivable                                          (13)              -
                                                                         ----------     -----------
                     Total stockholders' equity                           $  6,884        $  6,007
                                                                         ----------     -----------

                                                                          $  9,583        $  8,515
                                                                         ==========     ===========








The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
(UNAUDITED)

                                                                                       (THOUSANDS OF DOLLARS)
                                                                                             NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                                     --------------------------
                                                                                         1995          1996
                                                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                                                           $   (4,802)    $   (7,523)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation and amortization                                                           912            706
    Common stock issued as consideration for:
      Compensation                                                                            8             13
      Rent                                                                                  335              -
    Common stock retired as consideration for:
      Employee expenses                                                                       -             (5)
    Provision for doubtful accounts                                                         371             74
    Equity in net loss of unconsolidated affiliates                                           -             80
    Unrealized foreign currency (gain) loss                                                   9            168
    Loss on disposition of fixed assets                                                      30              -
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                            277            (65)
      Decrease in inventories                                                                18            682
      Decrease in other assets                                                               55            152
      Increase (decrease) in accounts payable and accrued expenses                          152           (354)
      Increase (decrease) in other liabilities                                             (643)           161
                                                                                     -----------    -----------

    Net cash (used in) operating activities                                          $   (3,278)    $   (5,911)
                                                                                     -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                                               $      (42)    $     (179)
  Acquisition of patent rights                                                             (210)             -
                                                                                     -----------    -----------

    Net cash (used in) investing activities                                          $     (252)    $     (179)
                                                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from:
    Sale of common stock                                                             $      660     $    6,377
    Exercise of stock purchase warrants and options                                         684            104
                                                                                     -----------    -----------
    Net cash provided by financing activities                                        $    1,344     $    6,481
                                                                                     -----------    -----------

Net increase (decrease) in cash and cash equivalents                                 $   (2,186)    $      391
Cash and cash equivalents - beginning of period                                           2,423          1,831
                                                                                     -----------    -----------

Cash and cash equivalents - end of period                                            $      237     $    2,222
                                                                                     ===========    ===========

Cash paid for interest                                                               $       12     $        5
                                                                                     ===========    ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1995.

     The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $80.4 million on a cumulative basis through September 30, 1996. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

     Cash, cash equivalents and short-term investments amount to $2.2 million at September 30, 1996, increasing from $1.8 million at December 31, 1995. Management does not believe that available funds are sufficient to sustain the Company for the next 12 months. Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales and engineering and development revenue, the operating cost savings from the reduction in employees, and reduced capital expenditures together with the cash to be received by the Company at the closing of the November 19, 1996, financing agreement discussed below should be sufficient to sustain the Company's anticipated future level of operations into 1997. However, the period during 1997 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the events described above as well as the closing of such financing agreement, all of which are presently uncertain. In the event the two stage closing of such November 1996 financing transaction does not occur as scheduled on November 27, 1996, and December 16, 1996 or by the end of 1996, then management believes available funds will only be sufficient to sustain the Company through the first quarter of 1997 unless additional working capital financing can be obtained. There is no assurance any such financing is or would become available.

     There can be no assurance that additional funding will be provided by the Company's efforts to raise additional capital or by technology licensing fees, royalties and product sales and engineering and development revenue. In that event, the Company would have to further and substantially cut back its level of operations in order to conserve cash. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies.

     On April 10, 1996, the Company sold 1,000,000 shares, in the aggregate, of its common stock to three institutional investors in a private placement that provided net proceeds to the Company of $0.3 million (the "April 1996 Financing"). Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options were to be equal to the price received by the Company for the sale of the 1,000,000 shares subject to certain adjustments. The conversion of the notes and the exercise of the options were both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares. On July 17, 1996, the Company's stockholders authorized an increase in the Company's authorized capital to 140,000,000 shares, an increase sufficient to provide for the requisite shares.

     On August 13, 1996, the three institutional investors converted their secured, convertible term notes and exercised their options in full. As a result, the Company issued 13,403,130 shares, in the aggregate, of its common stock to such investors, received $3.45 million in cash, and effected by conversion to its common stock the payment of the notes together with the accrued interest thereon.

     In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective on or before November 14, 1996 and in the event its effectiveness is suspended for other than brief permissible periods. However, the registration statement was declared effective by the SEC on September 3, 1996. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or debt with an equity feature without the investors' consent prior to October 8, 1996, and granted the investors a right of first refusal with respect to any such further financing until April 10, 1997.

     On November 19, 1996, the Company, through a Canadian broker, received a commitment from a Canadian institutional investor to purchase from the Company on November 27, 1996 $2.0 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "November 1996 Financing"). The commitment also contains and undertaking to purchase an additional $1.0 million of Debentures from the Company on December 16, 1996, subject to the Company's delivering certain information concerning its operations and capitalization to the investor by December 10, 1996. This commitment provides for the closing of the Company's sale of the first $2.0 million of Debentures on November 27, 1996, pursuant to a subscription agreement and debenture substantially in the forms annexed to the commitment and, provided the Company delivers certain information concerning its operations and capitalizations to the investor by December 10, 1996, the closing of the Company's sale of a second $1.0 million of Debentures on December 16, 1996. The Debentures are due December 31, 1999 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's option. The investor, at its option, may convert the principal due on the Debentures into the Company's common stock at any time on or after January 20, 1997. In the event of such a conversion, the conversion price will be the lesser of 85% of the closing bid price of the Company's common stock on the closing date or 70% over the average closing bid price for the five trading days immediately preceding the conversion date. To provide for the above noted conversion and interest payment options, the Company will, at closing, reserve 15 million shares of the Company's common stock for such purposes. Subject to certain conditions, the Company also has the right to require the investor to convert all or part of the Debentures at the above noted conversion price after February 15, 1998. The Company also undertakes to use its best efforts to complete the requisite corporate action to increase the Company's authorized capital in an amount sufficient to permit the Canadian broker to exercise a right to arrange further financing for the Company by means of the Company's issuance of up to $15,000,000 par value of 8% non-voting convertible debentures subject to a 25% discount and a 10% origination fee. However, if the Company, acting reasonably, determines such further financing is not in the Company's best interest at that time, then the broker, in lieu of such right, is granted a right of first refusal to arrange for funds for any debenture or convertible preferred stock financing undertaken by the Company thereafter for a period of one year from May 1, 1997, or the date of such increase in the Company's authorized capital, whichever is later. The three investors in the April 1996 Financing have waived their rights of first refusal with respect to the November 1996 Financing.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at September 30, 1996, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2.  INVENTORIES:

     Inventories comprise the following:


(THOUSANDS OF DOLLARS)               DECEMBER 31,           SEPTEMBER 30,
                                         1995                   1996
                                ----------------------  ---------------------
Components                                        $716                   $566
Finished Goods                                   1,340                    960
                                ----------------------  ---------------------
Gross Inventory                                 $2,056                 $1,526
Reserve for Obsolete & Slow
Moving Inventory                                 (355)                  (397)
                                ----------------------  ---------------------
   Inventory, Net of Reserves                   $1,701                 $1,129
                                ======================  =====================

3.  STOCKHOLDERS EQUITY:

     The changes in stockholders' equity during the six months ended September 30, 1996, were as follows:


(IN THOUSANDS)                      NET       EXERCISE OF
                    BALANCE AT    SALE OF      WARRANTS        STOCK     NET (LOSS)                   BALANCE AT
                   DECEMBER 31,   COMMON          AND      SUBSCRIPTION   FOR THE       TRANSLATION  SEPTEMBER 30
                       1995        STOCK        OPTIONS     RECEIVABLE     PERIOD        ADJUSTMENT      1996
                   ------------  --------     -----------  ------------  ----------     -----------  ------------
Common Stock:
     Shares              92,828    18,607          204             --          --               --      111,639
     Amount        $        928  $    186       $    2     $       --    $     --       $       --    $   1,116
Additional
 Paid-in Capital         78,667     6,186          102             --          --               --       84,955
Accumulated
 Deficit               (72,848)        --           --             --     (7,523)               --     (80,371)
Cumulative
 Translation
 Adjustment                 150        --           --             --          --              157          307
Stock
 Subscription
 Receivable                (13)        --           --             13          --               --           --

4.  LITIGATION:

     On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. The suit requests the Court to award judgment in favor of Mr. Valerio as follows: (i) establish and declare that a proposed independent sales representation agreement submitted to Mr. Valerio by the Company and signed by Mr. Valerio but not executed by the Company was made and entered into between Mr. Valerio and the Company on June 30, 1992; (ii) declare that the Company is guilty of breach of contract and that the purported agreement was terminated by unilateral and illegitimate withdrawal by the Company; (iii) order the Company to pay Mr. Valerio $30,000 for certain amounts alleged to be owing to Mr. Valerio by the Company; (iv) order the Company to pay commissions to which Mr. Valerio would have been entitled if the Company had followed up on certain alleged contacts made by Mr. Valerio for an amount to be assessed by technicians and accountants from the Court Advisory Service;
(v) order the Company to pay damages for the harm and losses sustained by Mr. Valerio in terms of loss of earnings and failure to receive due payment in an amount such as shall be determined following preliminary investigations and the assessment to be made by experts and accountants from the Court Advisory Service and in any event no less than 3 billion Lira ($18.9 million); and (vi) order the Company to pay damages for the harm done to Mr. Valerio's image for an amount such as the judge shall deem equitable and in any case for no less than 500 million Lira ($3.1 million). The Company retained an Italian law firm as special litigation counsel to the Company in its defense of this suit. On March 6, 1996, the Company, through its Italian counsel, filed a brief of reply with the Tribunal of Milan setting forth the Company's position that: (i) the Civil Tribunal of Milan is not the proper venue for the suit, (ii) Mr. Valerio's claim is groundless since the parties never entered into an agreement, and (iii) because Mr. Valerio is not enrolled in the official Register of Agents, under applicable Italian law, Mr. Valerio is not entitled to any compensation for his alleged activities. A preliminary hearing before the Tribunal was held on May 30, 1996, and pretrial discovery is scheduled to take place over the next few months. Management is of the opinion that the lawsuit is without merit and will contest it vigorously. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgement against the Company, said judgement could have a severe material effect on quarterly or annual operating results.

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


6. SUBSEQUENT EVENT

     On November 19, 1996, the Company, through a Canadian broker, received a commitment from a Canadian institutional investor to purchase from the Company on November 27, 1996 $2.0 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "November 1996 Financing"). The commitment also contains and undertaking to purchase an additional $1.0 million of Debentures from the Company on December 16, 1996, subject to the Company's delivering certain information concerning its operations and capitalization to the investor by December 10, 1996. This commitment provides for the closing of the Company's sale of the first $2.0 million of Debentures on November 27, 1996, pursuant to a subscription agreement and debenture substantially in the forms annexed to the commitment and, provided the Company delivers certain information concerning its operations and capitalizations to the investor by December 10, 1996, the closing of the Company's sale of a second $1.0 million of Debentures on December 16, 1996. The Debentures are due December 31, 1999 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's option. The investor, at its option, may convert the principal due on the Debentures into the Company's common stock at any time on or after January 20, 1997. In the event of such a conversion, the conversion price will be the lesser of 85% of the closing bid price of the Company's common stock on the closing date or 70% over the average closing bid price for the five trading days immediately preceding the conversion date. To provide for the above noted conversion and interest payment options, the Company will, at closing, reserve 15 million shares of the Company's common stock for such purposes. Subject to certain conditions, the Company also has the right to require the investor to convert all or part of the Debentures at the above noted conversion price after February 15, 1998. The Company also undertakes to use its best efforts to complete the requisite corporate action to increase the Company's authorized capital in an amount sufficient to permit the Canadian broker to exercise a right to arrange further financing for the Company by means of the Company's issuance of up to $15,000,000 par value of 8% non-voting convertible debentures subject to a 25% discount and a 10% origination fee. However, if the Company, acting reasonably, determines such further financing is not in the Company's best interest at that time, then the broker, in lieu of such right, is granted a right of first refusal to arrange for funds for any debenture or convertible preferred stock financing undertaken by the Company thereafter for a period of one year from May 1, 1997, or the date of such increase in the Company's authorized capital, whichever is later. The three investors in the April 1996 Financing have waived their rights of first refusal with respect to the November 1996 Financing.

ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     GENERAL BUSINESS ENVIRONMENT

     The Company is in transition from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Revenues from product sales were limited to sales of specialty products and prototypes. During the first nine months of 1996, the Company received approximately 14% of its operating revenues from engineering and development funding. Since 1991, excluding quarter to quarter variations, revenues from product sales have been increasing and management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

     The Company has shifted its focus to technology licensing fees, royalties and products that represent near term revenue generation. This is reflected in the fact that 47% of the Company's total revenue in the first nine months of 1996 represents technology licensing fees. There can be no assurance that additional technology licensing fees, will continue at that level.

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

     From the Company's inception through September 30, 1996, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 22% product sales, 50% engineering and development services and 28% technology licensing fees.

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

     The Company continues to sell and ship ProActive(TM) and Noisebuster(TM) headsets in 1996. Three alliances are selling the Company's products: Walker is manufacturing and selling industrial silencers; Siemens is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; and Ultra is installing production model aircraft cabin quieting systems in turboprop aircraft. The Company is entitled to receive royalties from Walker on its sales of industrial silencers, direct product sales revenue from Siemens' purchase of headsets, and commencing in 1998, royalties from Ultra on its sale of aircraft cabin quieting systems. Management believes these activities help demonstrate the range of commercial potential for the Company's technology and will contribute to the Company's transition from engineering and development to technology licensing fees, royalties and product sales.

     Product revenues for the nine months ended September 30, 1995 and 1996 were:

                                PRODUCT REVENUES


(Thousands of dollars)        Three Months Ended September 30,                Nine Months Ended September 30,
                           ----------------------------------------    ----------------------------------------------
                                Amount             As a % of Total           Amount                 As a % of Total
                           ----------------      ------------------    ------------------        --------------------
      Product               1995      1996        1995        1996      1995       1996           1995         1996
------------------------   ------    ------      ------      ------    ------     -------        ------       -------
Headsets                    $541      $355        98.0%       99.4%     $1,215     $1,022          98.1%        97.4%
Other                          -         2           -         0.6%         11         27           0.9%         2.6%
Fan Quieting Products          -         -           -           -          (1)         -         (0.1)%           -
Industrial Silencers          11         -         2.0%          -          14          -           1.1%           -
                           -----     ------      ------      ------     ------     ------        -------      -------
Total                       $552      $357       100.0%      100.0%     $1,239     $1,049         100.0%       100.0%
                           =====     =====       ======      ======     ======     ======        =======      =======

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

     On April 10, 1996, the Company sold 1,000,000 shares, in the aggregate, of its common stock in a private placement with three institutional investors that provided net proceeds to the Company of $0.3 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options was equal to $0.35 per share subject to certain adjustments. The conversion of the notes and the exercise of the options were both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares. In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective by November 14, 1996 and in the event its effectiveness is suspended for other than brief permissible periods. However, the registration statement was declared effective by the SEC on September 3, 1996. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or debt with an equity feature without the investors' consent prior to October 8, 1996, and granted the investors a right of first refusal with respect to any such further financing until April 10, 1997. (Refer to Notes 1. and 6. - "Notes to the Condensed Consolidated Financial Statements.")

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

     On November 19, 1996, the Company, through a Canadian broker, received a commitment from a Canadian institutional investor to purchase from the Company on November 27, 1996 $2.0 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "November 1996 Financing"). The commitment also contains and undertaking to purchase an additional $1.0 million of Debentures from the Company on December 16, 1996, subject to the Company's delivering certain information concerning its operations and capitalization to the investor by December 10, 1996. This commitment provides for the closing of the Company's sale of the first $2.0 million of Debentures on November 27, 1996, pursuant to a subscription agreement and debenture substantially in the forms annexed to the commitment and, provided the Company delivers certain information concerning its operations and capitalizations to the investor by December 10, 1996, the closing of the Company's sale of a second $1.0 million of Debentures on December 16, 1996. The Debentures are due December 31, 1999 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's option. The investor, at its option, may convert the principal due on the Debentures into the Company's common stock at any time on or after January 20, 1997. In the event of such a conversion, the conversion price will be the lesser of 85% of the closing bid price of the Company's common stock on the closing date or 70% over the average closing bid price for the five trading days immediately preceding the conversion date. To provide for the above noted conversion and interest payment options, the Company will, at closing, reserve 15 million shares of the Company's common stock for such purposes. Subject to certain conditions, the Company also has the right to require the investor to convert all or part of the Debentures at the above noted conversion price after February 15, 1998. The Company also undertakes to use its best efforts to complete the requisite corporate action to increase the Company's authorized capital in an amount sufficient to permit the Canadian broker to exercise a right to arrange further financing for the Company by means of the Company's issuance of up to $15,000,000 par value of 8% non-voting convertible debentures subject to a 25% discount and a 10% origination fee. However, if the Company, acting reasonably, determines such further financing is not in the Company's best interest at that time, then the broker, in lieu of such right, is granted a right of first refusal to arrange for funds for any debenture or convertible preferred stock financing undertaken by the Company thereafter for a period of one year from May 1, 1997, or the date of such increase in the Company's authorized capital, whichever is later. The three investors in the April 1996 Financing have waived their rights of first refusal with respect to the November 1996 Financing.

     Management believes that the funding provided by the additional capital referred to above coupled with anticipated increased product sales, technology licensing fees, royalties, and cost savings, if realized, should enable the Company to continue operations into 1997. If the Company is not able to generate additional capital, increase technology licensing fees, royalties and product sales, or generate additional capital, it will have to further cut its level of operations substantially in order to conserve cash. In the event the two stage closing of the November 1996 Financing transaction does not occur as scheduled on November 27, 1996, and December 16, 1996 or by the end of 1996, then Management believes available funds will only be sufficient to sustain the Company through the first quarter of 1997 unless additional working capital financing can be obtained. There is no assurance any such financing is or would become available. (Refer to "Liquidity and Capital Resources" below and to Note 1. - "Notes to the Condensed Consolidated Financial Statements" for a further discussion relating to continuity of operations.)

     RESULTS OF OPERATIONS

     Total revenues for the first nine months of 1996 decreased by 61% to $2,503,000 from $6,481,000 when compared with the same period in 1995.

     Product sales decreased 15% to $1,229,000 reflecting decreased aviation headset sales, a lower price and decreased NoiseBuster(TM) sales and a decrease in industrial silencer sales in connection with the transfer of that business to Walker. Engineering and development services decreased by 88% to $ 225,000, primarily due to the elimination of funding from Ultra for aircraft cabin quieting in connection with the transfer of that business to Ultra in the first quarter of 1995, a decrease in the amount of muffler development funding from Walker in connection with the transfer of that business to Walker in the fourth quarter of 1995 and staff reductions.

     Technology licensing fees in the first nine months of 1996 decreased by 63% or $2,136,000, primarily because the $2.6 million licensing fee from Ultra was recognized by the Company in the first quarter of 1995 and because of the shortfall in such fees referred to above.

     Cost of product sales decreased by 20% to $850,000 and the product margin increased to 19% from 14% during the same period in 1995. Cost of engineering and development services decreased 91% to $176,000 due to decreased contract revenue. The gross margin on engineering and development services increased to 22% from (3)% during the same period in 1995, primarily due to more profitable contracts in 1996.

     Selling, general and administrative expenses for the first nine months decreased by 13% to $4,105,000 from $4,729,000 for the same period in 1995, primarily due to continued cost savings from the revised business plan.

     Research and development expenditures for the first nine months of 1996 increased by 34% to $4,790,000 from $3,579,000 for the same period in 1995, primarily due to increased emphasis on products to be developed within a short term.

     In the first nine months of 1996, interest (income) expense increased to $26,000 from ($14,000) for the same period of 1995 reflecting the interest expense on the note payable previously discussed.

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



     LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $80.4 million on a cumulative basis through September 30, 1996. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the license fees and engineering and development funds provided to the venture or the Company are recovered.

     In January 1996, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1997. Under this plan, as amended, the Company needed to generate approximately $17 million to fund its operations for 1996. The Company believed that it could generate these funds from operations in 1996, and the additional cash funding obtained from sales of common stock (refer to Notes 1. and 6. - "Notes to the Condensed Consolidated Financial Statements."). Included in such amount was approximately $8.9 million in sales of new products and approximately $9.0 million of technology licensing fees and royalties. The Company did not meet its revenue targets for the first nine months of 1996.

     Management believes that the funding provided by the additional capital referred to below coupled with anticipated increased product sales, technology licensing fees, royalties, and cost savings, if realized, should enable the Company to continue operations into 1997. In the event the two stage closing of the November 1996 Financing transaction does not occur as scheduled on November 27, 1996, and December 16, 1996 or by the end of 1996, then Management believes available funds will only be sufficient to sustain the Company through the first quarter of 1997 unless additional working capital financing can be obtained. There is no assurance any such financing is or would become available. (Refer to Note 1. - "Notes to the Condensed Consolidated Financial Statements" for a further discussion relating to continuity of operations.) Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's ability to overcome its present financial difficulties. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues. The Company will monitor its performance against the plan on a monthly basis and, if necessary, reduce its level of operations accordingly. The Company believes that the plan discussed above constitutes a viable plan for the continuation of the Company's business into 1997.

     There can be no assurance that funding will be provided by additional capital, technology licensing fees, royalties, product sales, engineering and development revenue. In that event, the Company would have to further cut back its level of operations substantially in order to conserve cash. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. The uncertainty with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies, raises substantial doubt about the Company's ability to continue as a going concern. Further discussion of these uncertainties is presented in Note 1. - "Notes to the Condensed Consolidated Financial Statements".

     Because the Company did not meet its revenue targets for the first, second and third quarters of 1996, it entered into three transactions, which provided additional funding as follows:

     On March 28, 1996, the Company sold 2,000,000 shares of its common stock in a private placement that provided net proceeds to the Company of $0.7 million.

     On April 10, 1996, the Company sold an additional 1,000,000 shares, in the aggregate, of its common stock in a private placement with three institutional investors that provided net proceeds to the Company of $0.3 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options are equal to the price received by the Company for the sale of such 1,000,000 shares subject to certain adjustments. The conversion of the notes and the exercise of the options are both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares. On July 17 1996, the stockholders of the Company approved such an amendment. On August 13, 1996, the three institutional investors converted their secured convertible term notes and exercised their options in full. The total number of shares of common stock issued the investors referred to above on August 13, 1996 amounted to 13,403,130, of which 9,857,142 were issued upon the exercise of the option and 3,545,988 were issued to convert the notes and pay the accrued interest on the notes. Both the option exercise price and the note conversion price were at $0.35 per share. The Company received $3.45 million from these transactions on August 13, 1996. (Refer to Notes 1. And 6. - "Notes to the Condensed Consolidated Financial Statements.")

     In conjunction with the foregoing sale of common stock and convertible term notes, the Company also agreed to file a registration statement with the Securities and Exchange Commission ("SEC") covering the applicable shares and to use its best efforts to have such registration statement declared effective by the SEC as soon as practicable. The relevant agreements provide for significant monetary penalties in the event such registration statement is not declared effective on or before November 14, 1996, and in the event its effectiveness is suspended for other than brief permissible periods. However, the registration statement was declared effective by the SEC on September 3, 1996. The agreements also prohibit the Company from concluding any further financing arrangements which involve the sale of equity or debt with an equity feature without the investors' consent prior to October 8, 1996, and granted the investors a right of first refusal with respect to any such further financing until April 10, 1997.

     On November 19, 1996, the Company, through a Canadian broker, received a commitment from a Canadian institutional investor to purchase from the Company on November 27, 1996 $2.0 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (the "November 1996 Financing"). The commitment also contains and undertaking to purchase an additional $1.0 million of Debentures from the Company on December 16, 1996, subject to the Company's delivering certain information concerning its operations and capitalization to the investor by December 10, 1996. This commitment provides for the closing of the Company's sale of the first $2.0 million of Debentures on November 27, 1996, pursuant to a subscription agreement and debenture substantially in the forms annexed to the commitment and, provided the Company delivers certain information concerning its operations and capitalizations to the investor by December 10, 1996, the closing of the Company's sale of a second $1.0 million of Debentures on December 16, 1996. The Debentures are due December 31, 1999 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's option. The investor, at its option, may convert the principal due on the Debentures into the Company's common stock at any time on or after January 20, 1997. In the event of such a conversion, the conversion price will be the lesser of 85% of the closing bid price of the Company's common stock on the closing date or 70% over the average closing bid price for the five trading days immediately preceding the conversion date. To provide for the above noted conversion and interest payment options, the Company will, at closing, reserve 15 million shares of the Company's common stock for such purposes. Subject to certain conditions, the Company also has the right to require the investor to convert all or part of the Debentures at the above noted conversion price after February 15, 1998. The Company also undertakes to use its best efforts to complete the requisite corporate action to increase the Company's authorized capital in an amount sufficient to permit the Canadian broker to exercise a right to arrange further financing for the Company by means of the Company's issuance of up to $15,000,000 par value of 8% non-voting convertible debentures subject to a 25% discount and a 10% origination fee. However, if the Company, acting reasonably, determines such further financing is not in the Company's best interest at that time, then the broker, in lieu of such right, is granted a right of first refusal to arrange for funds for any debenture or convertible preferred stock financing undertaken by the Company thereafter for a period of one year from May 1, 1997, or the date of such increase in the Company's authorized capital, whichever is later. The three investors in the April 1996 Financing have waived their rights of first refusal with respect to the November 1996 Financing.

     The Company believes that the level of financial resources available to it is an essential competitive factor. As noted above, the Company asked its shareholders to approve the amendment of the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized thereunder from 100,000,000 shares to 140,000,000 shares, and such amendment was approved at the Annual Meeting of Stockholders held on July 17, 1996.

     At September 30, 1996, cash and short-term investments were $2.2 million. The available resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

     The Company's working capital decreased to $1.6 million at September 30, 1996, from $1.7 million at December 31, 1995. This decrease of $0.1 million was funded primarily by the transactions described above and used primarily to fund the net loss of $7.5 million reported for the period. On August 13, 1996, the secured convertible term notes in the aggregate principal amount of $1.2 million together with accrued interest thereon were converted at the option of the three institutional investors to common stock of the Company as described above.

     During the first nine months of 1996, the net cash used in operating activities was $5.9 million, compared to $3.3 million used in operating activities during the same period of 1995.

     Net inventory declined during the first nine months of 1996 by $0.6 million due primarily to sales of the NoiseBuster(TM), ProActive(TM) and MRI headsets.

     The Company's available cash balances at June 30, 1996 are lower than anticipated at the end of 1995 primarily due to lower product sales than forecasted and delays in certain technology licensing agreements.

     The net cash used in investing activities amounted to $0.2 million during the period. The net cash provided by financing activities amounted to $6.5 million primarily from the private placements of common stock and the sale of secured convertible term notes described above.

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

     There were no material commitments for capital expenditures as of September 30, 1996, and no material commitments are anticipated in the near future.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     For discussion of legal proceedings, see Note 4 - "Notes to the Condensed Consolidated Financial Statements" which is incorporated by reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     An annual meeting of stockholders of the Company was held on July 17, 1996. At the meeting, Jay M. Haft, John J. McCloy II, Michael J. Parrella, Sam Oolie and Alastair Keith were elected directors, each to serve until the next annual meeting of stockholders and until their successors are elected and qualified. The Stockholders also approved the amendment of the Company's Certificate of Incorporation to increase the number of shares of Common Stock authorized thereunder from 100,000,000 shares to 140,000,000 shares, the adoption of an amendment of the Noise Cancellation Technologies, Inc. Stock Incentive Plan, the adoption of an amendment of the Noise Cancellation Technologies, Inc. Option Plan for Certain Directors, and ratified the appointment of Richard A. Eisner & Company, LLP as the Company's independent auditors for the year ending December 31, 1996. The vote taken at such meeting was as follows:

     (a) With respect to the election of the directors


                                         FOR       WITHHELD
                  Jay M. Haft          77,202,791  2,445,588
                  John J. McCloy II    77,225,591  2,422,788
                  Michael J. Parrella  77,175,416  2,472,963
                  Sam Oolie            77,215,091  2,433,288
                  Alastair Keith       77,216,191  2,432,188


     (b) With respect to the proposal to approve the amendment of the Company's Certificate of Incorporation

                                               ABSTENTIONS AND
                      FOR          AGAINST     BROKER NON-VOTES
                   73,783,674     4,177,831        667,295

     (c) With respect to the proposal to approve the adoption of the amendment of the Noise Cancellation Technologies, Inc. Stock Incentive Plan

                                               ABSTENTIONS AND
                      FOR          AGAINST     BROKER NON-VOTES
                   66,647,528     6,500,324        765,694

     (d) With respect to the proposal to approve the adoption of the amendment of the Noise Cancellation Technologies, Inc. Option Plan for Certain Directors

                                               ABSTENTIONS AND
                      FOR          AGAINST     BROKER NON-VOTES
                   69,751,838     6,659,702        917,472

     (e) With respect to the proposal to ratify the selection of Richard A. Eisner & Company, LLP independent auditors for the Company's fiscal year ending December 31, 1996

                                               ABSTENTIONS AND
                      FOR          AGAINST     BROKER NON-VOTES
                   78,407,087      713,069         528,223

ITEM 6 -EXHIBITS

     EXHIBITS
     EXHIBIT NO.  DESCRIPTION
     -----------  -----------

     3(a) Restated Certificate of Incorporation of the Company filed in the Office of the Secretary of State of the State of Delaware on September 23, 1996.

    10(a) Notices of Exercise of Options to Purchase Common Stock by Kingdon Associates, L.P., Kingdon Partners, L.P., and
                  M. Kingdon Offshore, NV, dated August 13, 1996, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. 10(b) Notices of Conversion of Secured Convertible Notes by Kingdon Associates, L.P., Kingdon Partners, L.P. and M. Kingdon Offshore NV, dated August 13, 1996, incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

  * 10(c) Noise Cancellation Technologies, Inc. Stock Incentive Plan (as adopted April 14, 1993, and amended through August 16, 1996), incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the Securities & Exchange Commission on August 30, 1996 (Reg. No. 333-11213).

  * 10(d) Noise Cancellation Technologies, Inc. Option Plan for Certain Directors (as adopted November 15, 1994 and amended through August 16, 1996), incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the Securities & Exchange Commission on August 30, 1996 (Reg. No. 333-11209).

    11            Computation of Net (Loss) Per Share

    27            Financial Data Schedule

                     NOISE CANCELLATION TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     NOISE CANCELLATION TECHNOLOGIES, INC.


By: /s/ Michael J. Parrella

-------------------------------
Michael J. Parrella, President


By: /s/ Stephen J. Fogarty

-------------------------------
Stephen J. Fogarty
Senior Vice President and
Chief Financial Officer


Dated: November 14, 1996