Form 10-K
period 1996-12-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1997-04-15
CIK 722051

                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                         FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED       DECEMBER 31, 1996

Commission File Number:              0-18267

Noise Cancellation Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware
                                                          59-2501025
(State or other jurisdiction of incorporation            (I.R.S. Employer
organization)                                             Identification No.)


1025 West Nursery Road,  Linthicum, MD.                    21090
(Address of principal executiveoffices)                   (Zip Code)

(410) 636-8700
(Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12 (g) of the Act: Common stock, $.01 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $56.3 million as of March 25, 1997.

The number of shares outstanding of the Registrant's common stock is 112,571,959 as of March 25, 1997.

                            DOCUMENTS INCORPORATED BY REFERENCE.

                                            NONE

                                           PART I


ITEM 1.  BUSINESS

A.    General Development of Business

   Noise Cancellation Technologies, Inc. ("NCT" or the "Company") believes it is the industry leader in the design, development, licensing, production and distribution  of  electronic  systems  for Active  Wave  ManagementTM  including systems that electronically reduce noise and vibration. The Company's systems are designed for integration into a wide range of products serving major markets in the transportation, manufacturing, commercial, consumer products and communications industries. The Company has begun commercial application of its technology, with 16 product lines sold or currently being sold, including the NoiseBuster(TM) and NoiseBuster Extreme(TM), ClearSpeech-Mic(TM)("CSM"), Adaptive Speech Filter(TM) ("ASF"), consumer headsets, the ProActive(TM) line of industrial/commercial active noise reduction ("ANR") headsets, an aviation headset for pilots, an industrial muffler or "silencer" for use with large vacuums and blowers, quieting headsets for patient use in magnetic resonance imaging ("MRI") machines, an aircraft cabin quieting system and quieting systems for heating, ventilation and air conditioning ("HVAC") ducts (NoiseEater(TM)).

   In 1995, the Company introduced industrial headsets and its Adaptive Speech FilterTM ("ASFTM"), which the Company believes will have wide application in the communications and automotive industries.

In keeping with the direction established in late 1994, during 1996 the Company continued the active practice of marketing its technology through licensing to third parties for fees and subsequent royalties. See G. "Strategic Alliances" and Note 3. - "Notes to Consolidated Financial Statements."

In 1997, the Company plans to introduce additional products for the communications marketplace, and additional industrial headset products. The Company is also refining its NoiseEater(TM) product for introduction into international markets. The Company has entered into a joint venture with Applied Acoustic Research, L.L.C. ("AAR") and Johnson Controls, Inc. ("JCI") called OnActive Technologies, L.L.C. ("OAT") which is developing Flat Panel Transducer(TM) ("FPT(TM)") systems utilizing Top Down Surround Sound(TM)(TDSS(TM)) for automotive applications. See C. "Technology."

   In late 1995 the Company redefined its corporate mission to be the worldwide leader in the advancement and commercialization of Active Wave ManagementTM technology. Active Wave ManagementTM is the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality. This redefinition is the result of the development of new technologies, as previously noted, such as ASFTM, TDSSTM, FPTTM, and the Silicon Micromachined Microphone ("SMM"), which can be used for products that the Company believes will be utilized in areas beyond noise attenuation and control. These technologies and products are consistent with the shift of the Company's focus to technology licensing fees, royalties and products that represent near term revenue generation.

   As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of Active Wave ManagementTM build, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The funding from these sources, if realized, will reduce the Company's dependence on engineering and development funding. This progression is reflected in the revenue percentages discussed briefly below and more fully in
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Active Wave ManagementTM is an evolving industry. The proportion of the Company's operating revenues, including technology licensing fees, derived from engineering and development services, is reflective of this fact. From the Company's inception through December 31, 1996, approximately 22% of its operating revenues have come from the sale of products and 27% of its operating revenues have come from licensing of the Company's technology, while approximately 51% of its operating revenues have come from engineering and development services.

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

   Active Wave ManagementTM is the utilization of active noise attenuation technology and certain other technologies which results in the electronic and mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality.

   NCT believes that it has the leading position in Active Wave ManagementTM technology, holding more patents and intellectual property than any other firm in the field. The Company also has an exclusive license to advanced technology for attenuating noise in a large space, such as the interior of an aircraft or the passenger compartment of an automobile, using multiple interactive sensors, such as microphones, and actuators, such as speakers. Additionally the Company has expanded its portfolio by the acquisition of various patents.

The Company has entered into a number of strategic supply, manufacturing and marketing alliances with leading global companies to commercialize its technology. These strategic alliances historically have funded a majority of the Company's research and development, and provided the Company with reliable sources of components, manufacturing expertise and capacity, as well as extensive marketing and distribution capabilities. In exchange for this funding, the other party generally received a preference in the distribution of cash and/or profits or royalties from these alliances until such time as the support funding, plus an "interest" factor in some instances, is recovered. Due to the restructuring of various alliances, as described in G. "Strategic Alliances," there were no preferred distributions due to strategic allies from future profits of the alliances at December 31, 1996. NCT has established continuing relationships with Walker Manufacturing Company ("Walker") (a division of Tennessee Gas Pipeline Company, a wholly owned subsidiary of Tenneco, Inc.), AB Electrolux ("Electrolux"), Foster Electric Company, Ltd. ("Foster"), Analog Devices, Inc. ("ADI"), Ultra Electronics Ltd. ("Ultra"), The Charles Stark Draper Laboratory, Inc. ("Draper"), Coherent Technologies, Inc. ("Coherent"), Applied Acoustic Research, L.L.C. ("AAR"), Johnson Controls, Inc. (JCI") and New Transducers, Ltd. ("NXT"), among others, in order to penetrate major markets more rapidly and efficiently, while minimizing the Company's own capital expenditures. There have been substantial changes to the terms governing certain of the foregoing relationships as described below and in Note 3. - "Notes to the Consolidated Financial Statements".

   In February 1995 the Company purchased from Foster Electric, Inc. ("Foster") the exclusive right to manufacture headsets in the Far East. Due to the acquisition by the Company in 1994 of the sole ownership of Chaplin Patents Holding Co., Inc. ("CPH"), neither the Company nor Foster believed there was any necessity to continue their supply joint venture, Foster/NCT Supply Ltd. ("FNS"). The Company and Foster accordingly dissolved FNS. The Company and Foster remain active in the Far East through the Foster/NCT Headsets International ("FNH") and NCT Far East, Inc. ("NCTFE") marketing and distribution alliances between the Company and Foster. Foster produced six products for NCT in 1996.

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

   On November 15, 1995, the Company and Walker executed a series of related agreements (the "Restructuring Agreements") regarding the Company's commitment to help fund $4.0 million of product and technology development work and the transfer of the Company's 50% interest in WNCT to Walker. The Restructuring Agreements provided for the transfer of the Company's interest in WNCT (an equally owned partnership between Walker and the Company) to Walker, the elimination of the Company's previously expensed obligation to fund the remaining $2.4 million of product and technology development work, the transfer to Walker of certain Company owned tangible assets related to the business of WNCT, the expansion of certain existing technology licenses and the Company's performance of certain research and development activities for Walker at Walker's expense as to future activities.

   An important factor for the Company's continuing development is its ability to recruit and retain key personnel. As of March 25, 1997, the Company had 71 employees, including 41 engineers and technical staff. Among its engineering staff and consultants are several scientists and inventors that the Company believes are preeminent in the active noise and vibration control field worldwide.

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

B.       Business Strategy

   NCT's goal is to reinforce its position as the world's leader in the design, development and sale of Active Wave ManagementTM technology and products.

   The Company revised its strategy and redefined its mission during 1994 and 1995. The acquisition of certain assets and all of the intellectual property of Active Noise and Vibration Technologies, Inc. ("ANVT") broadened the Company's portfolio of intellectual property and removed restrictions on the Company regarding licensing of the Chaplin Patents to unaffiliated third parties. The Company can now license the Chaplin Patents directly to unaffiliated third parties, which provides the Company with a greater ability to earn technology licensing fees and royalties from such patents. Thus, while the Company continues to focus on products which the Company believes will generate near term revenue, it is increasing its emphasis on technology licensing fees and royalties. Further, the Company is working continuously to lower the cost of its products and improve their technological performance.

   In late 1995, as previously noted, the Company redefined its corporate mission to be the worldwide leader in the advancement and commercialization of Active Wave ManagementTM technology. Active Wave ManagementTM is the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality. The redefinition of corporate mission is reflected in the revised business plan which the Company began to implement during the first quarter of 1996.

   In the area of technology licensing fees and royalties, the Company successfully concluded negotiations with Ultra in the first quarter of 1995, which amended the teaming agreement and instituted a licensing and royalty agreement. In November of 1995, the Company concluded similar negotiations with Walker. During the course of 1996, the Company successfully concluded certain other licensing agreements. The Company is pursuing other negotiations and plans to expand this sector of the business during 1997.

   NCT produces and sells MRI headsets and industrial headsets through various distributors, and also licenses, produces and sells ASFTM. The Company is offering its NoiseBusterTM headset to consumer markets at a suggested retail price of $79, and is selling the NoiseBusterTM through various distribution channels, including specialty electronics retail stores, specialty catalogs and direct sales by advertising a dedicated "800" telephone number. In the first quarter of 1997, the Company began shipping its second generation consumer headset line of products which is expanded to include the NoiseBuster Extreme!(TM) and headsets for communications, cellular telephone and telephony applications.

   In 1997, the Company plans to introduce additional headset products and additional communications systems products that improve the intelligibility and quality of voice and data transmission and recognition.

   At the core of the Company's strategy is its leadership in Active Wave ManagementTM technology. NCT secured its basic technology by acquiring its interest in the Chaplin Patents and the exclusive ownership of 10 patents known as the "NRDC Patents" described below under Item D. "NCT Proprietary Rights and Protection". The Company further solidified its position regarding the Chaplin Patents through the 1994 acquisition of the intellectual property of ANVT, which also brought a number of other patents to NCT. In addition, the Company has developed or acquired a number of patents, licenses and proprietary inventions that improve and enhance the features and capabilities of its basic technology. NCT's basic and enhanced technologies have enabled the Company to develop and patent specific product applications in Active Wave ManagementTM, as well as enter new markets such as telecommunications and audio.

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

   Active Noise Reduction. Active noise reduction systems are particularly effective at reducing low frequency noise. As opposed to a passive noise control system that is designed to mask a noise, active noise control removes a significant portion of the noise energy from the environment by creating sound waves that are equal in frequency but opposite in phase. The illustration below shows the relationship, in time, of a noise signal, an anti-noise signal and the residual noise that results when they meet.

                        ACTIVE NOISE REDUCTION

             -------------------------------------------
                           [GRAPHIC OMITTED]
             -------------------------------------------

   Active Wave ManagementTM. Active Wave ManagementTM is the combination of active noise reduction technology and certain other technologies which results in the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality.

   Signal Enhancement. Active Wave ManagementTM technology also can be used to attenuate unwanted signals that enter into a communications network, as when background noise enters telecommunications or radio systems from a telephone receiver, or microphone. The Company has developed patented technology that will attenuate the background noise "in-wire", so that the signals carried by the communications network include less of the unwanted noise, allowing the speaker to be heard more clearly over the network. An application of this technology is in-wire attenuation of siren noise over two-way radio communications between emergency vehicles and dispatchers at hospitals and police or fire stations.

   Silicon Micromachined Microphone (SMM). In 1994, NCT purchased the exclusive rights to manufacture and commercialize a silicon micromachined microphone. NCT is currently in negotiation with hearing aid manufacturers and others to provide the SMM as a replacement for the more expensive electret microphones. The SMM has potential applications not only in the audible range of frequencies, but in the ultrasonic range as well.

   Adaptive Speech Filter(TM) ("ASF(TM)"). The Adaptive Speech FilterTM algorithm (ASFTM) removes noise from voice transmissions. ASFTM parameters can be adjusted to optimize performance for a particular noise, or can be set to provide noise reduction across a wide range of noises. ASF applications include teleconferencing systems, cellular telephones and "airphones", telephone switches, echo cancellers, and communications systems in which background noise is predominant. ASFTM is currently available for use on three hardware platforms. The Company added an echo cancellation algorithm to its Windows-based ACM version of ASF and has begun testing.

   NCT Audio. The Company has expanded its audio transducer work to include audio systems for the reproduction of speech and music. The Company is developing Top Down Surround SoundTM ("TDSSTM") for the automobile audio market, in both original equipment manufacturer ("OEM") and after-market versions. TDSSTM employs Flat Panel TransducersTM ("FPTTM") to produce sound much closer to the listener's ear than conventional speakers. This placement allows for a High Impact SoundTM listening experience. The Company is also developing FPTTM for personal computers and telecommunications. In these applications, the slim profile of the FPTTM allows for speaker placement where conventional speakers cannot be accommodated.

D.       NCT Proprietary Rights and Protection

   NCT believes it has the leading position in Active Wave ManagementTM, holding a large number of patents and patent applications. The Company's strategy has been to build upon its base of core technology patents with newer advanced technology patents developed by, purchased by or exclusively licensed to the Company. In many instances, the Company has incorporated the technology embodied in its core patents into patents covering specific product applications, including the products' design and packaging. The Company believes this building-block approach provides greater protection to the Company than relying solely on the original core patents. As its patent holdings increase, the Company believes the importance of its core patents will diminish from a competitive viewpoint.

   During 1994 the Company purchased certain assets of ANVT, which included all of ANVT's intellectual property rights. See Note 14. - "Notes to the Consolidated Financial Statements". Among the ANVT intellectual property rights were ANVT's interest in the 10 basic Chaplin Patents which are now solely owned by NCT as the sole shareholder of CPH. These patents cover inventions made by Professor G.B.B. Chaplin in the late 1970s and early 1980s (some of which have now expired).

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

   The Company has built upon these core patents with a number of advanced patents and patent applications. These include the Digital Virtual EarthTM patent, which covers digital feedback control, and patents on multi-channel noise control. The Company has also applied for patents on combined feedforward and feedback control, control using harmonic filters, filters for signal enhancement and speech filtering, control systems for noise shaping and others.

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

   In 1994, the Company purchased the exclusive rights to the silicon micromachined microphone technology developed by Draper in Cambridge,
Massachusetts. At this time, two patents describing the basic technology have been issued and one is pending.

   In 1995 the Company also acquired several U.S. patents dealing with adaptive speech filtering which it hopes to license to third parties.

   The Company holds or has rights to 231 inventions as of December 31, 1996, including 86 United States patents and over 165 corresponding foreign patents. The Company has pending 204 US and foreign patent applications. NCT's engineers have made 86 invention disclosures for which the Company is in the process of preparing patent applications.

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

      NCT Hearing Products

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

   NoiseBusterTM. NCT is currently marketing its NoiseBusterTM personal active noise reduction headphone for consumers at a suggested retail price of $79. This active headphone selectively reduces unwanted noise generated by aircraft engines, lawnmowers, street traffic, household appliances and other annoying noise sources, permitting the user to hear desired sounds, such as human conversation, warning signals or music. The NoiseBusterTM is a lightweight, portable headphone wired to a small controller that can be clipped to the user's clothing or belt. The NoiseBusterTM contains a port where the consumer can plug in personal audio devices such as a radio, tape player or compact disc player so the user can enjoy music while in a noisy setting. The product can also be used with an aircraft's in-flight entertainment system.

   NoiseBusterTM   is  the  largest  selling   consumer  product  of  its  kind.
NoiseBusterTM was awarded the 1994 Discover Magazine Technological Innovation Award and the Electronics Industry Association's Innovation 95 Award.

   The Company is marketing the NoiseBusterTM through distribution channels, including electronics retail stores, specialty catalogues and directly through a toll-free "800" number. Initial product shipments were made in September 1993.

   NoiseBuster Extreme!(TM). The NoiseBuster Extreme!(TM) line is being expanded to include communications headsets for cellular, multimedia and telephony. The products will be the first ANR(TM) offerings for these applications and will improve speech intelligibility in the presence of background noise. Product shipments began during the first quarter of 1997.

   NB-AVC. In August 1994, the Company began shipping an active noise reduction communications headset specifically designed for use by commercial aviation pilots. The product is FAA-TSO certified and sold by Telex as the Airman ANRTM. At 6.9 oz, one-third the weight of other active noise reduction headsets, the Airman ANRTM is the first ultra-lightweight, open-back headset of its kind developed for the general aviation market. A high-performance noise canceling electret microphone is connected to a flexible boom. The controller pack accepts four AA batteries for a minimum of 40 hours continuous operations and includes a belt clip.

   ProActive(TM) 1000/1500. In March 1995, the Company began shipping its ProActiveTM 1000 headphones and ProActiveTM 1500 communications headsets. These products are lightweight, openback in style and can provide up to 20dB of active noise reduction between 30-1200Hz. When used in work settings dominated by low-frequency noise, these products improve comfort, reduce fatigue and improve concentration and productivity for the user. In the case of the ProActiveTM 1500 two-way and mobile communications version, the clarity and intelligibility of communications is improved when the masking effect of background noise is reduced. These products are powered by a rechargeable NICAD battery designed for use during a 12-hour work day. The battery fits into a small, lightweight belt-pack that can be clipped onto the belt. The battery can be recharged overnight using NCT's personal charger which is included with the product.

   ProActive(TM) 3000/3500. In August 1995, the Company expanded its industrial headset product line to include the ProActiveTM 3000 series. These products combine active noise reduction of low-frequency noise with a closed-back passive ear muff, appropriate for general industrial use. This is the first product of its kind in which the active electronics as well as the power source have been totally integrated into the earmuff, providing the user with mobility and safety. The electronics are powered by a NICAD rechargeable battery specifically designed for use during a 12-hour work day. The battery can be recharged overnight using NCT's personal charger. The ProActiveTM 3000 active earmuff and ProActiveTM 3500 active communications earmuff address the hearing protection requirements of a variety of industries.

   ProActive(TM) 3100/3600. In December 1995, the Company announced a hard hat version of its ProActiveTM 3000 line. This will be the first implementation of active noise reduction earmuffs in a hard hat style and will address the needs of industries such as construction, utilities and others requiring both hearing protection and hard hats for workers. Product shipments commenced in the second quarter of 1996.

      NCT Communications

   Adaptive Speech Filter ("ASF(TM)"). ASFTM removes background noise from voice and data transmission and recognition. Available in real-time double precision fixed-point DSP, floating-point DSP, and Windows 95/Windows NT ACM driver versions, ASFTM can be used as a pre-processor for voice and data compression algorithms, and also contributes to improved voice and data recognition. Additional uses include teleconferencing systems, cellular and airphones, telephone switches, echo cancellers and communications systems in which background noise is predominant.

      ClearSpeech-Microphone ("CSM(TM)). NCT has introduced its ClearSpeech (TM) line of digital communications accessories. These products employ the NCT patented ASF technology to cancel background noise from either transmitted or received speech. These products can be used with hands-free cellular phone cradles, two-way radios, AM/FM radios, SMR networks and speaker phones. Users will benefit from clearer, more intelligible conversations, free of background noise and other transmission interference.

      NCT Fans

      Duct Quieting System-NoiseEaterTM

   The Company has developed low-cost quieting systems for installation into existing HVAC ducts. The Company began offering this product line commercially as the NoiseEaterTM in January 1994 selling through distributors, and is currently offering these systems for sale in the United States. In 1995, the Company entered into license and royalty agreements for the NoiseEater(TM) with distributors in Europe and Japan.

      Revenues

      Product Revenues

   The following table sets forth the percentage contribution of the separate classes of the Company's products to the Company's product revenues for the year ended December 31, 1996.

                        (000's)          As a %
          Products      Amount           of Total
          Headsets      $1,351             98.0%
          Microphones       20              1.5%
          Other              8              0.5%
             Total      $1,379            100.0%

      Technology Licensing Fees

   The following table sets forth the percentage contribution of the separate classes of the Company's technology to the Company's technology licensing revenue for the year ended December 31, 1996.

                           (000's)         As a %
        Technology         Amount          of Total
        Communications     $  500            40.4%
        Audio                 713            57.6%
        Other                  25             2.0%
        Total              $1,238           100.0%


F.       Products Under Development

     NCT Hearing Products

   NB-PCU. The Company is working with a leading manufacturer and supplier of aircraft cabin products on the integration of NCT's EarPeaceTM active noise control technology into in-flight passenger entertainment systems. As a component of the system, NCT is also developing a low-cost headset specifically for in-flight use to be used in conjunction with the integrated electronics. NCT's technology electronically reduces aircraft engine noise while enhancing the audibility of desired sounds like speech, music and warning signals. Lowering the engine drone can help alleviate the anxiety and fatigue often associated with flying. While the system is in use, passengers inside an aircraft cabin can carry on conversations at a comfortable level or hear in-flight movies and music without over amplification and distortion. Production systems should be available in the second half of 1997.

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

    NCT Communications

   ClearSpeech Product Line. There are several communications products under development. Design improvements are being made to the current ClearSpeech(TM) product line to improve market penetration. In addition, the design of a daughter card PCB for integration onto a T1 line card is being developed. NCT is exploring relationships with ADI and other chip manufacturers to develop custom ICs for the ASF technology to reduce the cost of the ClearSpeech product line as well as for use as a new product.

    NCT Microphones

Silicon Micromachined Microphone ("SMM"). In 1994, NCT purchased the exclusive rights to manufacture and commercialize a silicon micromachined microphone. A small, compact, surface-mountable silicon actuator, the SMM provides customers with improved and adjustable sensitivity, a low noise floor and resistance to environmental extremes. The ability to integrate additional circuitry on the SMM chip has also proven attractive to potential users. The SMM's low noise floor and adjustable sensitivity improve voice recognition in high ambient noise environments. NCT is working with voice processing and computer hardware companies to utilize the SMM to enhance the performance of their systems. In the first quarter of 1996, NCT released initial prototypes of the devices. The Company is currently refining the manufacturing process and identifying a facility for production. Production of a general purpose SMM is expected to commence in 1998.

    NCT Audio

   Top Down Surround Sound(TM). TDSS(TM) is a novel automobile audio speaker system developed by the Company. Initial demonstrations and listener tests have indicated a high degree of enthusiasm for the High Impact SoundTM which TDSSTM generates. The Company has established a joint venture, OnActive, with AAR and JCI for the automobile audio speaker market and is also exploring applications for High Impact SoundTM technology in the home audio and home theater environments.

   Flat Panel Transducers(TM). Using a similar FPTTM technology to that employed in TDSSTM, multi-media FPTTM targets such applications as notebook computers and video telephones. In these applications the slim profile of the FPTTM offers an audio transducer solution where room may be lacking to implement a conventional speaker.

   On March 28, 1997, the Company concluded a Cross License Agreement with NXT, described below in "G. Strategic Alliances". (See Note 15, "Notes to the Consolidated Financial Statements".)

    Small Fans

   Household Appliances. NCT has developed fan quieting systems for multiple applications, including a quiet kitchen hood fan and a quiet vacuum cleaner. NCT's active fan systems are designed with higher efficiency than conventional fans and have demonstrated up to a 30% reduction in energy usage. The cost sensitivity of the consumer appliance marketplace has been a barrier to prior introduction of this technology. As a result of relationships NCT enjoys with its component supply joint venture partners, the Company believes that the price sensitivity issues of consumer product markets may be addressed in the near-term as miniaturization of the technology continues and the unit cost of NCT's electronic components continues to decline. Management believes that NCT's proprietary technology will be incorporated in a wide range of other products, including air conditioners, dishwashers, clothes washers and dryers, hair dryers and other types of fans.

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

G.      Strategic Alliances

   The Company's strategy is to obtain technology licensing fees and royalties, and, in certain areas, to produce, market and sell Active Wave ManagementTM products.

    The Company's transition from a concern primarily engaged in research and development to one engaged in the licensing production, marketing and sale of Active Wave ManagementTM systems is predicated upon the establishment of strategic alliances with major domestic and international business concerns. In exchange for the benefits to such concerns' own products offered by the Company's technology, these alliances provide marketing, distribution and manufacturing capabilities for the Company's products and enable the Company to limit the expense of its own research and development activities. In order to ensure dependable sources of supply and to maintain quality control and cost effectiveness for components and integrated circuits incorporated in the Company's systems, an important element of the Company's strategy has been to identify and enter into alliances with integrated circuit manufacturers that will develop and produce custom-made chips for NCT product applications, and with manufacturers of components that will supply and integrate components for NCT systems. The following is a summary of the Company's key alliances:

-----------------------------------------------------------------------------


                                          Date Initial
                                          Relationship
         Key Strategic Alliances          Established    Applications

Walker Manufacturing Company (a division    Nov. 1989    Mufflers,
of Tennessee                                             Industrial
Gas Pipeline Company).............                       Silencers and Other
                                                         Vehicular
                                  Applications
AB Electrolux.....................          Oct. 1990    Consumer Appliances

Foster Electric Company, Ltd......          Mar. 1991    Headsets and
                                                         Electronics
Ultra Electronics, Ltd............          June 1991    Aircraft Cabin
                                Quieting Systems
Analog Devices, Inc...............          June 1992    Integrated Circuits
                                                         and Related
                                                         Products
Harris Corporation................          Sept. 1993   Integrated Circuits
                                 and Electronic
                                                         Components
The Charles Stark Draper Laboratory, Inc    July 1994    Microphones

Coherent Communications System              June 1995    Telecommunications
Corporation

Applied Acoustic Research, L.L.C..          Aug. 1995    TDSSTM

Johnson Controls, Inc.                       May 1996    TDSS(TM)

New Transducers Ltd.                        Mar. 1997    FPT(TM)

-----------------------------------------------------------------------------


Walker Manufacturing Company (a division of Tennessee Gas Pipeline Company) (U.S.) Walker Electronic Mufflers, Inc. (A wholly owned subsidiary of Tennessee Gas Pipeline Company) (U.S.)

   In November 1989, NCT signed its strategic alliance with Walker, a world-leading manufacturer of automotive parts and mufflers. The alliance consisted of a Joint Venture and Partnership Agreement with ownership in the resulting joint venture WNCT shared equally between NCT Muffler, Inc. and Walker Electronic Mufflers, Inc. ("WEM"), a wholly owned subsidiary of Tennessee Gas Pipeline Company. WNCT conducts research and develops, manufactures, markets, sells and distributes electronic mufflers principally for use on non-military, land-based vehicles on an exclusive basis, and for the industrial (e.g., compressors, diesel generators and gas turbines), marine, consumer and aerospace sectors on a non-exclusive basis. The agreement between NCT and Walker was expanded and extended in 1991. WNCT is currently producing and selling industrial silencers.

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

   On November 15, 1995, the Company and Walker executed a series of related agreements (the "Restructuring Agreements") and concluded previously noted negotiations with Tenneco Automotive and Walker regarding the Company's commitment to help fund $4.0 million of product and technology development work and the transfer of the Company's 50% interest in WNCT to Walker. The Restructuring Agreements provided for the transfer of the Company's interest in WNCT to Walker, the elimination of the Company's previously expensed obligation to fund the remaining $2.4 million of product and technology development work noted above, the transfer to Walker of certain Company owned tangible assets related to the business of WNCT, the repurchase by the Company of its common stock which it had sold to Tenneco Automotive in December 1993, the expansion of certain existing technology licenses and the Company's performance of certain research and development activities for Walker at Walker's expense as to future activities (see Note 3. - Notes to the Consolidated Financial Statements).

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

      Foster Electric Company, Ltd. (Japan)

   In March 1991, NCT and Foster, the largest original equipment manufacturer of speakers in the world and a major producer of stereo headsets and high-fidelity components for the consumer electronics and automotive industries, established a joint venture, FNH, to develop, design, manufacture and sell active noise attenuation headset systems. Foster is responsible for production of the NoiseBusterTM consumer headset, the aviation headset and the industrial headsets. Ownership was shared equally between Foster and NCT.

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

   In February 1995, the Company and Foster agreed to liquidate FNS. Foster and the Company have agreed that the acquisition of certain assets of ANVT by NCT (see Note 14. - Notes to the Consolidated Financial Statements) removed the necessity for the continued existence of FNS. An orderly liquidation of FNS was completed in April 1995. The agreement provided for the Company's repurchase from Foster for $0.6 million of the exclusive headset manufacturing rights in the Far East (see FNH note above) and an immediate minimum 5% reduction in the price of headset products to be produced by Foster for the Company. The Company accrued a $0.8 million charge in 1994 relating to this agreement, of which $0.2 million was reflected as a current liability at December 31, 1994.

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

      The Charles Stark Draper Laboratory, Inc. (U.S.)

   In July 1994, NCT and Draper Laboratory of Cambridge, Massachusetts entered into an agreement whereby NCT became the exclusive licensee to a new silicon micromachined microphone developed by Draper. Under terms of the agreement and subsequent agreements, Draper will perform engineering services for NCT to further develop the technology. The microphone technology has application in a wide variety of applications within the acoustic and communications fields.

      Coherent Communications Systems Corporation (U.S.)

   In June 1995, NCT and Coherent of Leesburg, Virginia entered into an agreement whereby NCT granted a license to Coherent to sell and Coherent and NCT will work together to develop and sell certain telecommunication products.

      Applied Acoustic Research, L.L.C, (U.S.)

   In December, 1995, NCT and AAR of State College, Pennsylvania formed a joint venture, OnActive Technologies, L.L.C. ("OAT"), to commercialize advanced audio applications, such as FPTTM and TDSSTM, into total audio systems and solutions for the ground based vehicle market. Both partners, who own equal shares of the joint venture, have licensed their proprietary technology to the joint venture.

   In May, 1996, Hoover Universal, Inc., a wholly owned subsidiary of Johnson Controls, Inc. ("JCI") acquired a 15% equity interest in OAT for $1.5 million and acquired rights to certain of the Company's and AAR's related patents for a total of $1.5 million, half of which was paid to the Company and half of which was paid to AAR.

      New Transducers Ltd (UK).

     On March 28, 1997, the Company and New Transducers Ltd. ("NXT"), a wholly owned subsidiary of Verity Group PLC ("Verity") executed a cross licensing agreement. Under terms of the agreement, the Company will license patents and patents pending which relate to FPT(TM) technology to NXT, and NXT will license patents and patents pending which relate to parallel technology to the Company. In consideration of the license, NCT recorded a $3.0 million license fee receivable from NXT as well as royalties on future licensing and product revenue. Concurrently with the cross licensing agreement, the Company and Verity executed agreements granting each an option for a four year period commencing on March 28, 1998, to acquire a specified amount of the common stock of the other subject to certain conditions and restrictions. With respect to the Company's option to Verity, 3.8 million shares of common stock (approximately 3.4% of the then issued and outstanding common stock) of the Company are covered by such option, and 5.0 million ordinary shares (approximately 2.0% of the then issued and outstanding ordinary shares) of Verity are covered by the option granted by Verity to the Company. The exercise price under each option is the fair value of a share of the applicable stock on March 28, 1997, the date of grant. If the Company does not obtain stockholder approval of an amendment to its Certificate of Incorporation increasing its authorized common stock capital by an amount sufficient to provide shares of the Company's common stock issuable upon the full exercise of the option granted to Verity by September 30, 1997, both options expire. (See Note 15. - "Notes to the Consolidated Financial Statements".)

H.       Marketing and Sales

   In addition to marketing its Active Wave ManagementTM technology and systems through its strategic alliances as described above, the Company also uses an internal sales force of eight people, its executive officers and directors, and two independent sales representatives. The independent sales representatives may earn commissions of generally up to 6% of revenues generated from sales of NCT products to customers introduced to NCT by them, and up to 5% of research and development funding revenues provided by such customers. The Company intends to continue to expand its internal sales force on a limited basis as resources become available.

   Note 12. - "Notes to the Consolidated Financial Statements" sets forth financial information relating to foreign and domestic operations and sales for the years ended December 31, 1996, 1995 and 1994.

   The Company does not have a significant foreign exchange transaction risk because the majority of its non-U.S. revenue is in U.S. dollars. The remaining revenue is in British pounds sterling and the Company's underlying cost is also in pounds sterling creating a natural foreign exchange protection.

I.       Competition

   The Company is aware of a number of direct competitors in the field of Active Wave Management(TM). Indirect competition also exists in the field of passive sound and vibration attenuation. The Company's principal known competitors in active control systems are Andrea Electronics Corporation, Bose Corporation, Digisonix (a division of Nelson Industries, Inc.), Group Lotus PLC and Lotus Cars Limited, Lord Corporation, Matsushita Electric Industrial Co., Ltd., Sennheiser Electronic Corp. and Sony Corporation, among others. To the Company's knowledge, each of such entities is pursuing its own technology in active control systems, either on its own or in collaboration with others, and has recently commenced attempts to commercially exploit such technology. NCT also believes that a number of other large companies, such as the major domestic and foreign automobile and appliance manufacturers, and aircraft parts suppliers and manufacturers, have research and development efforts underway in Active Wave Management(TM) and active noise and vibration control. Many of these companies, as well as the Company's potential competitors in the passive sound and vibration attenuation field and other entities which could enter the active noise and vibration attenuation field and other fields of Active Wave Management(TM) as the industry develops, are well established and have substantially greater management, technical, financial, marketing and product development resources than the Company.

J.       Government Contracts

   The Company has acted as a government subcontractor in connection with its performance of certain engineering and development services. No such contracts were in effect during 1996. Government contracts provide for their cancellation at the government's sole discretion, in which event the contractor or subcontractor may recover its actual costs up to the date of cancellation, plus a specified profit percentage. Governmental expenditures for defense are subject to the political process and to rapidly changing world events, either or both of which may result in significant reductions in such expenditures in the proximate future. Government contracts are not viewed as a significant part of the Company's business.

K.       Research and Development

Company-sponsored research and development expenses aggregated $7.0 million, $4.8 million and $9.5 million for the fiscal years ended December 31, 1996, 1995 and 1994, respectively.

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

M.       Employees

   The Company had 71 employees on March 25, 1997. None of such employees is represented by a labor union. The Company considers its relationships with employees to be satisfactory.


ITEM 2.  PROPERTIES

   The Company's executive office is located at the site of its research and technical support laboratory in Linthicum, Maryland, where it leases approximately 40,000 square feet of space under leases which expire in July 2000. The leases provide for current monthly rentals of approximately $35,000, subject to annual inflationary adjustments

   The Company maintains a sales and marketing office in Stamford, Connecticut where it leases approximately 5,000 square feet of space under a lease which expires in December 2001 and provides for a current monthly rental of approximately $5,000.

   The Company's United Kingdom operations are conducted in Cambridge, England where it leases 12,500 square feet of space under a lease which expires in March 1999, and provides for a current monthly rental of approximately $14,000.


ITEM 3.  LEGAL PROCEEDINGS

   On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. The suit requests the Court to award judgment in favor of Mr. Valerio as follows: (i) establish and declare that a proposed independent sales representation agreement submitted to Mr. Valerio by the Company and signed by Mr. Valerio but not executed by the Company was made and entered into between Mr. Valerio and the Company on June 30, 1992; (ii) declare that the Company is guilty of breach of contract and that the purported agreement was terminated by unilateral and illegitimate withdrawal by the company; (iii) order the Company to pay Mr. Valerio $30,000 for certain amounts alleged to be owing to Mr. Valerio by the Company; (iv) order the Company to pay commissions to which Mr. Valerio would have been entitled if the Company had followed up on certain alleged contacts made by Mr. Valerio for an amount to be assessed by technicians and accountants from the Court Advisory Service; (v) order the Company to pay damages for the harm and losses sustained by Mr. Valerio in terms of loss of earnings and failure to receive due payment in an amount such as shall be determined following preliminary investigations and the assessment to be made by experts and accountants from the Court Advisory Service and in any event no less than 3 billion Lira ($18.9 million); and (vi) order the Company to pay damages for the harm done to Mr. Valerio's image for an amount such as the judge shall deem equitable and in case for no less than 500 million Lira ($3.1 million). The Company retained an Italian law firm as special litigation counsel to the Company in its defense of this suit. On March 6, 1996, the Company, through its Italian counsel, filed a brief of reply with the Tribunal of Milan setting forth the Company's position that: (i) the Civil Tribunal of Milan is not the proper venue for the suit, (ii) Mr. Valerio's claim is groundless since the parties never entered into an agreement, and (iii) because Mr. Valerio is not enrolled in the official Register of Agents, under applicable Italian law Mr. Valerio is not entitled to any compensation for his alleged activities. A preliminary hearing before the Tribunal was held on May 30, 1996, certain pretrial discovery has been completed and a hearing before a Discovery Judge was held on October 17, 1996. Submissions of the parties final pleadings were to be made in connection with the next hearing which was scheduled for April 3, 1997. On April 3, 1997, the Discovery Judge postponed this hearing to May 19, 1998, due to reorganization of all proceedings pending before the Tribunal of Milan. Management is of the opinion that the lawsuit is without merit and will contest it vigorously. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a severe material effect on quarterly or annual operating results.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                          PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is currently traded on the NASDAQ National Market System under the symbol "NCTI". High and low last sale information for 1996 and 1995 for the common stock for specified quarterly periods is set forth below:

                          1996                    1995
                     HIGH       LOW          HIGH       LOW
      1st Quarter     7/8      17/32       1 3/16       9/16
      2nd Quarter   1 5/32     21/32       1 3/16       9/16
      3rd Quarter    15/16      5/8        1 9/16       1/2
      4th Quarter    11/16     11/32       1 1/16       9/16

(b) At December 31, 1996, there were approximately 3,856 record holders of the Company's common stock.

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


                                   (In Thousands of Dollars and Shares)
                                         Years Ended December 31,
                             ---------------------------------------------------
                               1992       1993       1994       1995       1996
                             ---------------------------------------------------
STATEMENTS OF OPERATIONS
DATA:
REVENUES
 Product Sales                    $740     $1,728     $2,337   $1,589     $1,379
 Engineering and                 3,779      3,598      4,335    2,297        547
development services
 Technology licensing fees
and other                           62         60        452    6,580      1,238
      Total revenues                                                    _
                                $4,581     $5,386     $7,124  $10,466     $3,164
COSTS AND EXPENSES:
 Cost of sales                    $608     $1,309     $4,073   $1,579     $1,586
 Cost of engineering and         2,748      2,803      4,193    2,340        250
development services
 Selling, general and            5,151      7,231      9,281    5,416      4,890
administrative
 Research and development        4,214      7,963      9,522    4,776      6,974
 Interest (income) expense,      (169)      (311)      (580)     (49)         17
net
 Compensation                    7,442                   ---      ---        ---
expense-removal of vesting                     --
condition                                     (1)
 Equity in net (income)            117   3,582(2)      1,824     (80)         80
loss of unconsolidated
affiliates
 Other expense, net
                                    89        ---        718      552        192
      Total costs and
expenses                       $20,200    $22,577    $29,031  $14,534    $13,989
 Net loss                    $(15,619)($(17,191)(2)$(21,907) $(4,068)  $(10,825)
 Weighted average number of
common
   shares outstanding(3)
                                61,712     70,416     82,906   87,921    101,191
 Net loss per share
                             $(0.25)(1)$(0.24)(2)    $(0.26)  $(0.05)    $(0.11)

                                                 December 31,
                             ---------------------------------------------------
                               1992       1993       1994       1995       1996
                             ---------------------------------------------------
BALANCE SHEET DATA:
 Total assets                  $15,771    $29,541    $12,371  $9,583     $5,881
 Total liabilities               2,069      6,301      6,903   2,699      3,271
 Long-term debt                    ---        ---        ---     105         --
 Accumulated deficit          (29,682)   (46,873)   (68,780) (72,848)  ($83,673)
 Stockholders equity(4)         13,702     23,239      5,468   6,884      2,610
 Working capital                11,038     19,990        923   1,734    (1,312)
(deficiency)

(1)Includes a one-time non-cash charge of $7,441,875 or $.12 per share for the year ended December 31, 1992, related to the removal of the vesting conditions to certain warrants. This charge removed any potential future charge to earnings related to such warrants.

(2)In connection with the sale of Common Stock to Tenneco Automotive in December 1993, the Company recognized its share of cumulative losses not previously recorded with respect to its joint venture with Walker amounting to $3,581,682.

(3) Does not include shares issuable upon the exercise of outstanding stock options and warrants, since their effect would be antidilutive.


(4) The Company has never declared nor paid cash dividends on its Common Stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      General Business Environment

   The Company is in transition from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties and product sales. Prior to 1995, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Revenues from product sales were limited to sales of specialty products and prototypes. In 1996, the Company received approximately 17% of its operating revenues from engineering and development funding, compared with 22% in 1995. Since 1991, revenues from product sales have generally been increasing, although in 1996 product sales declined due to delays in production and reduced pricing of certain products. Management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

   As a result of the 1994 acquisition of certain ANVT assets, the Company became the exclusive licensee of ten seminal patents, the Chaplin Patents, through its wholly owned subsidiary, CPH. The Company's ability to license the Chaplin Patents directly to unaffiliated third parties provides the Company with a greater ability to earn technology licensing fees and royalties from such patents. Further, the Company believes that its intellectual property portfolio prevents other competitors and potential competitors in the field of Active Wave ManagementTM from participating in certain commercial areas without licenses from the Company.

   Notes 1. and 15. to the accompanying Consolidated Financial Statements and the liquidity and capital resources section which follows describe the current status of the Company's available cash balances and the uncertainties which exist that raise substantial doubt as to the Company's ability to continue as a going concern.

   As previously disclosed, the Company implemented changes in its organization and focus in late 1994. Additionally, in late 1995 the Company redefined its corporate mission to be the worldwide leader in the advancement and commercialization of Active Wave ManagementTM technology. Active Wave ManagementTM is the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality. This redefinition is the result of the development of new technologies, as previously noted, such as ASFTM, TDSSTM, FPTTM, and the SMM, which create products that the Company believes will be utilized in areas beyond noise and vibration reduction and control. These technologies and products are consistent with shifting the Company's focus to technology licensing fees, royalties and products that represent near term revenue generation. The redefinition of corporate mission is reflected in the revised business plan which the Company began to implement in the first quarter of 1996.

   As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of Active Wave
ManagementTM build as anticipated by management, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The funding from these sources, if realized, will reduce the Company's dependence on engineering and development funding. The beginning of this process is shown in the shifting percentages of operating revenue, discussed below.

   In January 1996, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1997. Under this plan, as amended, the Company needed to generate approximately $17 million to fund its operations for 1996. The Company believed that it could generate these funds from operations in 1996, and the additional cash funding obtained from sales of common stock (refer to Notes 1. and 6. - "Notes to the Consolidated Financial Statements."). The Company did not meet its revenue targets for 1996.

   Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's ability to overcome its present financial difficulties. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues.

   From the Company's inception through December 31, 1996, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 22% product sales, 51% engineering and development services and 27% technology licensing fees.

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

   The Company began shipping ProActiveTM headsets in 1995 and continues to sell NoiseBuster(TM) consumer headsets. The Company is now selling products through three of its alliances: Walker is manufacturing and selling industrial silencers; Siemens is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; and in the fourth quarter of 1994 Ultra began installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft. Management believes these developments and those previously disclosed help demonstrate the range of commercial potential for the Company's technology and will contribute to the Company's transition from engineering and development to technology licensing fees, royalties and product sales.

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

   The Company has become certified under the International Standards Organization product quality program known as "ISO 9000", and has successfully undergone two quality audits. Since the third quarter of 1994, the Company has reduced its worldwide work force by 59% from 173 to 71 current employees as of March 25, 1997.

   Because the Company did not met its revenue targets for 1996, it entered into certain transactions, which provided additional funding as follows:

   On March 28, 1996, the Company sold 2,000,000 shares of its common stock in a private placement that provided net proceeds to the Company of $0.7 million. The purchaser of the common stock was subject to certain resale and transfer restrictions including those under Regulation D of the Securities Act of 1933, as amended. The stock purchase agreement relating to this sale of common stock required the Company to file a registration statement with the Securities and Exchange Commission covering the registration of the shares for resale by the purchaser. Such a registration statement was declared effective by the Commission on September 3, 1996.

   On April 10, 1996, the Company sold 1,000,000 shares, in the aggregate, of its common stock to three institutional investors in a private placement that provided net proceeds to the Company of $0.3 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options were to be equal to the price received by the Company for the sale of the 1,000,000 shares subject to certain adjustments. The conversion of the notes and the exercise of the options were both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares. On July 17, 1996, the Company's stockholders authorized an increase in the Company's authorized common stock capital to 140,000,000 shares of common stock.

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

   On August 29, 1996, the Company sold 1.8 million shares of its common stock to the same foreign investor which purchased 4.8 million shares of the Company's common stock in November, 1995. The Company received $0.9 million of net proceeds. The purchaser is subject to certain resale and transfer restrictions with respect to these shares.

   On November 19, 1996, the Company entered into an agreement to sell an aggregate amount of $3.0 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement to a group of Canadian investors (the "Investor") through a sole dealer. The closing was to occur on or before November 27, 1996. The Debentures, issued pursuant to Regulation S promulgated under the Securities Act of 1933 ("the November 1996 Financing") were to be due December 31, 1999 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investor, at its discretion, would be able to convert the principal and interest due on the Debentures into the Company's common stock at any time on or after January 20, 1997. In the event of such a conversion, the conversion price would be the lesser of 85% of the closing bid price of the Company's common stock on the closing date or 70% of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company would, at closing, reserve and subsequently cause to be deposited with an escrow agent 15 million shares of the Company's common stock. Subject to certain conditions, the Company also had the right to require the Investor to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. Subsequent to the closing date of the above financing, the Company was to use its best efforts to carry out the necessary actions to effect at least a 10:1 reverse split of the Company's common stock.

      The November 1996 financing was not completed as described above. The Company increased the aggregate amount of debentures offered to $4.0 million and obtained subscriptions for $3.9 million of such amount, of which $3.4 million was completed with five investors that are different than the Investor described above, between January 15, 1997 and March 25, 1997, which resulted in net proceeds to the Company of $3.2 million. An additional $0.5 million of debentures has been subscribed for by one investor is to close after that investor converts $0.75 million of its current holdings of $1.5 million of debentures into common stock of the Company. The terms of the debentures are similar to those described above, but the conversion price, if the average bid price of the stock for the five days preceding conversion is used as the basis for computing conversion, ranges from 75% to 60% of that price and there is no requirement that the Company use its best efforts to carry out the necessary actions to effect at least a 10:1 reverse split of the Company's common stock.

   Management believes that the funding provided by increased product sales, technology licensing fees, royalties, and cost savings, if realized, coupled with the additional capital referred to above, should enable the Company to continue operations into 1998. If the Company is not able to realize such increased technology licensing fees, royalties and product sales, or generate additional capital, it will have to further cut its level of operations substantially in order to conserve cash. (Refer to "Liquidity and Capital Resources" below and to Note 1. - "Notes to the Consolidated Financial Statements" for a further discussion relating to continuity of operations.)

      Results of Operations

Year ended December 31, 1996 compared with year ended December 31, 1995.

   Total revenues in 1996 decreased by 70% to $3,164,000 from $10,466,000 in 1995. Total expenses during the same period decreased by 4% or $545,000, reflecting the continuing results of cost reduction plans, and the refocus of expenditures to more immediate markets.

   Technology licensing fees decreased by 81% or $5,342,000 to $1,238,000. The 1995 amount was derived principally from a $2.6 million license fee from Ultra, a $ 3.3 million license fee from Walker and other licenses aggregating $0.7 million. The 1996 amount is derived from smaller, more numerous license fees, reflecting the Company's continuing emphasis on expanding technology licensing fee revenue and the shortfall in generation of such revenue referred to above. See Note 3. - "Notes to the Consolidated Financial Statements".

   Product sales decreased by 13% to $1,379,000 reflecting decreased aviation headset sales, decreased NoiseBuster(TM) sales at lower prices and a decrease in industrial silencer sales in connection with the transfer of that business to Walker.

   Engineering and development services decreased by 76% to $ 547,000, primarily due to a deemphasis of engineering development funding as a primary source of revenue, the elimination of funding from Ultra for aircraft cabin quieting in connection with the transfer of that business to Ultra in the first quarter of 1995, a decrease in the amount of muffler development funding from Walker in connection with the transfer of that business to Walker in the fourth quarter of 1995 and staff reductions.

   Cost of product sales increased 0.4% to $1,586,000 from $1,579,000 and the product margin decreased to (15)% from 1% in 1995. The negative margin in 1996 was primarily due to the lower sales price of the NoiseBusterTM and a reserve for tooling obsolescence in the amount of $300,000. In 1995, the low product margin was primarily due to the lower sales price of the NoiseBusterTM.

   Cost of engineering and development services decreased 89% to $250,000 primarily due to the changes noted above.

   Selling, general and administrative expenses for the year decreased by 10% to $4,890,000 from $5,416,000 for 1995. Of this decrease, $616,000 was directly attributable to reductions in salaries and related expenses. Advertising and marketing expenses decreased by 32% to $463,000. Office and occupancy expenses decreased by 6% or $19,000. Professional fees increased by 6% to $1,818,000. Travel and entertainment increased by 18% or $71,000.

   Depreciation and amortization included in selling, general and administrative expenses increased by $285,000 or 143%, from $199,000 to $484,000, primarily due to increased amortization of patents allocated to selling, general and administrative expenses from research and development.

   Research and development expenditures for 1996 increased by 46% to $6,974,000 from $4,776,000 for 1995, primarily due to increases to internally funded development projects.

   In 1996, interest income decreased to $28,000 from $53,000 in 1995 reflecting the decrease in 1996 of available funds to invest.

   Under all of the Company's existing joint venture agreements at the end of 1996, the Company is not required to fund any capital requirements of these joint ventures beyond its initial capital contribution. In accordance with U.S. generally accepted accounting principles, when the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method of accounting for its investment. As of December 31, 1995, the Company recognized $80,000 of income relating to its 1995 profit in OAT. As of December 31, 1996, the Company reversed the $80,000 of income which related to its share of the 1996 loss in OAT.

   The Company has net operating loss carryforwards of $67.4 million and research and development credit carryforwards of $1.2 million for federal income tax purposes at December 31, 1996. No tax benefit for these operating losses has been recorded in the Company's financial statements. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation.

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

   Product sales decreased by 32% to $1,589,000 reflecting a reduction in orders for MRI headsets from Siemens, decreased revenue from NoiseBusterTM sales due to reductions in average price and units sold, and a decrease in industrial silencer sales in connection with the transfer of that business to Walker.

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

   Cost of product sales decreased 61% to $1,579,000 from $4,073,000 and the product margin increased to 1% from (74%) in 1994. The negative margin in 1994 was primarily due to a reserve for slow moving and obsolete inventory in the amount of $1,855,300. In 1995, the low product margin was primarily due to the lower sales price of the NoiseBusterTM.

   Cost of engineering and development services decreased 44% to $2,340,000 primarily due to the changes in the Ultra and Walker relationships, as noted above.

   Selling, general and administrative expenses for the year decreased by 42% to $5,416,000 from $9,281,000 for 1994. Of this decrease, $1,202,000 was directly attributable to reductions in salaries and related expenses. Advertising and marketing expenses decreased by 65% to $677,000. Office and occupancy expenses decreased by 73% or $537,000. Professional fees increased by 55% to $1,933,000 primarily due to legal fees related to litigation and patent prosecution and maintenance. Travel and entertainment decreased by 58% or $533,000.

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

   The Company has net operating loss carryforwards of $58.7 million and research and development credit carryforwards of $1.2 million for federal income tax purposes at December 31, 1996. No tax benefit for these operating losses has been recorded in the Company's financial statements. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation.

      Liquidity and Capital Resources

   The Company received $0.1 million from the exercise of stock purchase warrants and options during 1996, $0.7 million in 1995 and $1.0 million in 1994.

   In January 1996, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1997. Under this plan, the Company needed to generate approximately $19 million to fund its operations for 1996. The Company believed that it could generate these funds from operations in 1996, although there was no certainty that the Company would achieve this goal. Included in such amount was approximately $8.9 million in sales of new products and approximately $9.0 million of technology licensing fees and royalties. During 1996, the Company generated $1.2 million in licensing fees and $1.4 million in product sales.

   Because the Company did not meet its revenue targets for 1996, it entered into the following transactions:

   On March 28, 1996, the Company sold 2,000,000 shares of its common stock in a private placement that provided net proceeds to the Company of $0.7 million. The purchaser of the common stock was subject to certain resale and transfer restrictions including those under Regulation D of the Securities Act of 1933, as amended. The stock purchase agreement relating to this sale of common stock required the Company to file a registration statement with the Securities and Exchange Commission covering the registration of the shares for resale by the purchaser. Such a registration statement was declared effective by the Commission on September 3, 1996.

   On April 10, 1996, the Company sold 1,000,000 shares, in the aggregate, of its common stock to three institutional investors in a private placement that provided net proceeds to the Company of $0.3 million. Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options were to be equal to the price received by the Company for the sale of the 1,000,000 shares subject to certain adjustments. The conversion of the notes and the exercise of the options were both subject to stockholder approval of an appropriate amendment to the Company's Certificate of Incorporation increasing its authorized capital to provide for the requisite shares. On July 17, 1996, the Company's stockholders authorized an increase in the Company's authorized common stock capital to 140,000,000 shares of common stock.

   On August 13, 1996, the three institutional investors converted their secured, convertible term notes and exercised their options in full. As a result, the Company issued 13,403,130 shares, in the aggregate, of its common stock to such investors, received $3.45 million in cash, and effected by conversion to its common stock the payment of the notes together with the accrued interest thereon.

   On August 29, 1996, the Company sold 1.8 million shares of its common stock to the same foreign investor which purchased 4.8 million shares of the Company's common stock in November, 1995. The Company received $0.9 million of net proceeds. The purchaser is subject to certain resale and transfer restrictions with respect to these shares.

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

   On November 19, 1996, the Company entered into an agreement to sell an aggregate amount of $3.0 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement to a group of Canadian investors (the "Investor") through a sole dealer. The closing was to occur on or before November 27, 1996. The Debentures, issued pursuant to Regulation S promulgated under the Securities Act of 1933 ("the November 1996 Financing") were to be due December 31, 1999 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investor, at its discretion, would be able to convert the principal and interest due on the Debentures into the Company's common stock at any time on or after January 20, 1997. In the event of such a conversion, the conversion price would be the lesser of 85% of the closing bid price of the Company's common stock on the closing date or 70% of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company would, at closing, reserve and subsequently cause to be deposited with an escrow agent 15 million shares of the Company's common stock. Subject to certain conditions, the Company also had the right to require the Investor to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. Subsequent to the closing date of the above financing, the Company was to use its best efforts to carry out the necessary actions to effect at least a 10:1 reverse split of the Company's common stock.

      The November 1996 financing was not completed as described above. The Company increased the aggregate amount of debentures offered to $4.0 million and obtained subscriptions for $3.9 million of such amount, of which $3.4 million was completed with five investors that are different than the Investor described above, between January 15, 1997 and March 25, 1997, which resulted in net proceeds to the Company of $3.2 million. An additional $0.5 million of debentures has been subscribed for by one investor which is to close after that investor converts $0.75 million of its current holdings of $1.5 million of debentures into common stock of the Company. The terms of the debentures are similar to those described above, but the conversion price, if the average bid price of the stock for the five days preceding conversion is used as the basis for computing conversion, ranges from 75% to 60% of that price and there is no requirement that the Company use its best efforts to carry out the necessary actions to effect at least a 10:1 reverse split of the Company's common stock.

   The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $83.7 million on a cumulative basis through December 31, 1996. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the license fees and engineering and development funds provided to the venture or the Company are recovered.

   In January 1997, the Company adopted a plan that management believes should generate sufficient funds for the Company to continue its operations into 1998. Under this plan, the Company needs to generate approximately $21 million to fund its operations in 1997. Included in such amount is approximately $8.9 million in sales of new products and approximately $9.0 million of technology licensing fees and royalties. The Company believes that it can generate these funds from 1997 operations and the sale of the debentures referred to above, although there is no certainty that the Company will achieve this goal. While the Company has exceeded its expectations to date in 1997 regarding technology licensing fees, production delays have slowed new product sales. Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's ability to overcome its present financial difficulties. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues. If, during the course of 1997, management of the Company determines that it will be unable to meet or exceed the plan discussed above, the Company will consider additional financing alternatives. The Company's ability to raise additional capital through sales of common stock will be severely limited until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation authorizing an increase in its authorized capital stock. The Company will monitor its performance against the plan on a monthly basis and, if necessary, reduce its level of operations accordingly. The Company believes that the plan discussed above constitutes a viable plan for the continuation of the Company's business into 1998.

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

   At December 31, 1996, cash and short-term investments were $368,000. The available resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

   The Company's working capital decreased from $1,734,000 at December 31, 1995, to $(1,312,000) as of December 31, 1996. This decrease was due primarily to the 1996 revenue shortfall discussed above.

   During 1996, the net cash used in operating activities was $7.8 million. This utilization reflects the emphasis on the commercial development of its technology into several product applications which were scheduled for introduction in 1996 and 1997.

   Net inventory declined during 1995 by $801,000, primarily reflecting sales of the original NoiseBusterTM product.

   During the year ended December 31, 1996, accounts receivable reserves were increased by $4,000 as the Company wrote off certain accounts and added certain amounts to its reserves.

   The Company's available cash balances at December 31, 1996 are lower than projected at the end of 1995, primarily due to the revenue shortfall noted above.

   The net cash used in investing activities amounted to $186,000 during the year primarily for capital expenditures. The net cash provided by financing activities amounted to $6,481,000 primarily from the exercise of options and warrants and the private placements noted above.

   The Company has no lines of credit with banks or other lending institutions and therefore has no unused borrowing capacity.

   The Company believes that the level of financial resources available to it is an essential competitive factor. The Company may elect to raise additional capital, from time to time, through equity or debt financing in order to capitalize on business opportunities and market conditions although the Company's ability to raise additional capital through sales of common stock will be severely limited until the Company's stockholders approve an amendment to the Company's Certificate of Incorporation authorizing additional capital stock.

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

   There were no material commitments for capital expenditures as of December 31, 1996, and no material commitments are anticipated in the near future.


ITEM 8.  FINANCIAL STATEMENTS

The Reports of the Independent Auditors Richard A. Eisner & Company, L.L.P. and the financial statements and accompanying notes are attached.

                                      Page
Reports of Independent                                        F-1
Auditors.....................................................
Consolidated Balance Sheets, as of December 31, 1995, and     F-2
1996..................................
Consolidated Statements of Operations, for the years ended
  December 31, 1994, 1995 and                                 F-3
1996..................................................
Consolidated Statements of Stockholders' Equity, for the
years ended
  December 31, 1994, 1995 and                                 F-4
1996..................................................
Consolidated Statements of Cash Flows, for the years ended
  December 31, 1994, 1995 and                                 F-5
1996..................................................
Notes to the Consolidated Financial Statements                F-6
 ...........................................

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

   There have been no disagreements with independent accountants on accounting and financial disclosure matters.

                                          PART III

   The information called for by Items 11 and 12 is incorporated by reference to the Company's 1997 Annual Meeting of Shareholders - Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year), which meeting involves the election of directors, in accordance with the General Instruction G to the Annual Report on Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of the Company as of March 31, 1997:


      Name            Age        Positions and Offices
Jay M. Haft           61    Chairman of the Board of Directors
John J. McCloy II     59    Director
Michael J. Parrella   49    President and Director
Stephen J.            47    Senior Vice President, Chief Financial
Fogarty, CPA                Officer
Irene Lebovics        44    Senior Vice President, Marketing and
                            Secretary
Jeffery Zeitlin       48    Senior Vice President, Operations
Cy E. Hammond         42    Vice President, Controller
Michael A. Hayes,     44    Vice President of Research
Ph.D.
John B. Horton        62    Senior Vice President, General Counsel
                            and Secretary
Samuel A. Oolie       60    Director


Jay M. Haft currently serves as Chairman of the Board of Directors of the Company. He served as President of the Company from November 1994 to July 1995. He is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a Managing General Partner of Venture Capital Associates, Ltd. and of Gen Am "1" Venture Fund, a domestic and an international venture capital fund, respectively. Mr. Haft is also a Director of numerous other public and private corporations, including Robotic Vision Systems, Inc. (OTC), Extech Inc.
(OTC), Healthcare Acquisition Corp. (OTC), Viragen, Inc. (OTC), PC Service Source, INC. (OTC), DUSA Pharmaceuticals, Inc. (OTC), Oryx Technology Corp.
(OTC) and Jenna Lane, Inc. (OTC). He serves as Chairman of the Board of Extech, Inc., Healthcare Acquisition Corp. and Jenna Lane, Inc. He is currently of counsel to Parker Duryee Rosoff & Haft, in New York. He was previously a senior corporate partner of such firm (1989-1994), and prior to that a founding partner of Wolfsey, Certilman, Haft, et. al. (1966-1988). He is a member of the Florida Commission for Government Accountability to the People, Co-President of the Dade Venue of the Miami Ballet and a Director of the Concert Association of Florida. He is a graduate of Yale College and Yale Law School.

   John J. McCloy II currently serves as a Director of the Company. He served as Chief Executive Officer of the Company from September 1987 to November 1994 and as its Chairman of the Board from September 1986 to November 1994. Additionally he served as Chief Financial Officer from November 1990 to February 1993 and as its Secretary-Treasurer from October 1986 to September 1987. Since 1981, he has also been a private investor concentrating on venture capital and early stage investment projects in a variety of industries. Mr. McCloy is also a director of American University in Cairo, the Sound Shore Fund, Inc., and the Atlantic Council.

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

   Stephen J. Fogarty, CPA, currently serves as Senior Vice President and Chief Financial Officer of the Company. He joined the Company as Vice President of Production in May 1990, was appointed a Senior Vice President in January 1993 and subsequently appointed Chief Financial Officer on November 15, 1994. Between 1987 and 1990, he worked for Relay Communications, a PC-to-PC and PC-to-mainframe communications software company, where he served as Vice President and Chief Financial Officer and managed operations and administration. Following that company's acquisition by Microcom Software in 1988, he served as Vice President of Operations. Prior to 1987, he spent over 12 years in public accounting.

   Irene Lebovics currently serves as Senior Vice President, Marketing and Communications, and President of NCT Headsets. She joined the Company as Vice President of NCT and President of NCT Medical Systems (NCTM) in July 1989. In March 1990 NCTM became part of NCT Personal Quieting and Ms. Lebovics served as President. In January 1993 she was appointed Senior Vice President of the Company. In November 1994, Ms. Lebovics became President of NCT Headsets. From August 1, 1995, to May 1, 1996, she also served as Secretary of the Company. Ms. Lebovics has held various positions in product marketing with Bristol-Myers, a consumer products company, and in advertising with McCaffrey and McCall.

   Jeffrey C. Zeitlin currently serves as Senior Vice President of Operations. He was initially a consultant to the Company in October 1995 and became an employee in January 1996. Prior to joining the Company he was an independent consultant for X-Ray Optical Systems, Inc., a high technology start-up company, Ambase Corporation, a financial services holding organization, and Integrated Liner Technologies, Inc., a start-up manufacturing organization. He has also served as Vice President and Chief Financial Officer of CBI Holding Company, Inc., a drug wholesaler representing all major drug manufacturers. From 1981 to 1992 Mr. Zeitlin served in several accounting and treasury positions at Hoechst Celanese Corporation, the most recent of which was Vice President of Venture Funds and Financial Projects. He is a member of the Executive Advisory Committee of Integrated Liner Technologies, Inc. of Watervliet, New York.

   Cy E. Hammond currently serves as Vice President, Controller of the Company. He joined the Company as Controller in January 1990 and was appointed a Vice President in February 1994. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations.

   John B. Horton, Esq., currently serves as Senior Vice President, General Counsel and Secretary. He joined the Company as Vice President and General Counsel in September 1991, assumed the office of Secretary in October 1991 and was appointed a Senior Vice President in January 1993. From November 1, 1994 to May 1 1996, Mr. Horton engaged in the private practice of law and served as a legal consultant to the Company. On May 1, 1996, he rejoined the Company as Senior Vice President, General Counsel and Secretary. Between 1988 and 1991, he was a Vice President/Partner at Korn/Ferry International, a worldwide executive search firm. From 1986 through 1988, Mr. Horton was Vice President and General Counsel at Montchanin Management Corporation, a private investment banking firm. Prior thereto and from 1963, he was engaged in the private practice of law, first as an associate and then a partner at Satterlee, Warfield & Stephens in New York City and subsequently as a partner at Hall, McNicol, Hamilton & Clark in New York City and Stamford, Connecticut. At both law firms, Mr. Horton was a member of the firm's corporate practice group.

   Michael A. Hayes, Ph.D., currently serves as Vice President of Research after joining the Company in 1996. During 1995 and 1994 Dr. Hayes served as Deputy Project Director, Research Support for Antarctic Support Associates, with operations in Chile, New Zealand, Australia, and Antarctica. From 1991 to 1994 he served as Deputy Program Manager, Special Payloads, for Martin Marietta Government Services (formerly a division of General Electric) while directly managing critical spacecraft sub-system and instrument development for Goddard Space Flight Center. Prior to 1991 Dr. Hayes served as a research faculty member at Georgia Institute of Technology, and as a Senior Process Engineer at Texas Instruments.

   Samuel A. Oolie currently serves as a Director of the Company. He is Chairman and Chief Executive Officer of NoFire Technologies, Inc., a manufacturer of high performance fire retardant products, and has held that position since August 1995. He is also Chairman of Oolie Enterprises, an investment company, and has held that position since July 1985. Mr. Oolie currently serves as a director of Avesis, Inc. and Comverse Technology, Inc. He has also been a director of CFC Associates, a venture capital partnership, since January 1984.

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no reports were required for those persons, the Company believes that, during the period from January 1, 1995, to December 31, 1996, all filing requirements applicable to its officers, directors, and greater than 10% stockholders were complied with.


ITEM 11.        EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Company's 1997 Annual Meeting of Shareholders - Notice and Proxy Statement (to be filed pursuant to Regulation 14-A not later than 120 days after the close of the 1996 fiscal year).


ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Company's 1997 Annual Meeting of Shareholders - Notice and Proxy Statement (to be filed pursuant to Regulation 14-A not later than 120 days after the close of the 1996 fiscal year).


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

   In 1989, the Company established a joint venture with Environmental Research Information, Inc., ("ERI") to jointly develop, manufacture and sell (i) products intended for use solely in the process of electric power generation, transmission and distribution and which reduce noise and/or vibration resulting from such process, (ii) personal quieting products sold directly to the electric utility industry and (iii) products that reduce noise and/or vibration emanating from fans and fan systems (collectively, "Power and Fan Products"). In 1991, in connection with the termination of this joint venture, the Company agreed, among other things, during the period ending February 1996, to make payments to ERI equal to (i) 4.5% of the Company's sales of Power and Fan Products and (ii) 23.75% of fees derived by the Company from its license of Power and Fan Products technology, subject to an overall maximum of $4,500,000. Michael J. Parrella, President of the Company, was Chairman of ERI at the time of both the establishment and termination of the joint venture and owns approximately 12% of the outstanding capital of ERI. In addition, Jay M. Haft, Co-Chairman, and Chief Executive Officer of the Company, shares investment control over an additional 24% of the outstanding capital of ERI. The Company believes that the respective terms of both the establishment of the joint venture with ERI and its termination were comparable to those that could have been negotiated with other persons or entities. During the fiscal year ended December 31, 1996, the Company was not required to make any such payments to ERI under these agreements.

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

   Under the terms of the third Marketing Agreement, QSI is granted an exclusive right to market the Company's products that are or will be designed and sold for use in or with equipment used by electric and/or natural gas utilities for retrofit applications in North America. QSI is entitled to receive a sales commission on any sales to a customer of such products equal to 129% of QSI's marketing expenses attributable to the marketing of the products in question, which expenses are to be deemed to be the lesser of QSI's actual expenses or 35% of the revenues received by the Company from the sale of such products. QSI is also entitled to receive a 5% commission on research and development funding similar to that described above. QSI's exclusive rights continue for an indefinite term provided it meets certain performance criteria relating to marketing efforts during the first two years following product availability in commercial quantity and minimum levels of product sales in subsequent years. In the event QSI's rights become non-exclusive, depending on the circumstances causing such change, the initial term then becomes either three or five years from the date of this Marketing Agreement, with subsequent one-year automatic renewals in each instance unless either party elects not to renew. During the fiscal year ended December 31, 1996, the Company was not required to pay any commissions to QSI under any of these Marketing Agreements.

   The Company has also entered into a Teaming Agreement with QSI under which each party agrees to be responsible for certain activities relating to transformer quieting system development projects to be undertaken with utility companies. Under this Teaming Agreement, QSI is entitled to receive 19% of the amounts to be received from participating utilities and the Company is entitled to receive 81%. During the fiscal year ended December 31, 1996, the Company made no payments to QSI for project management services.

   In March 1995, the Company entered into a Master Agreement with QSI under which QSI was granted an exclusive worldwide license under certain NCT patents and technical information to market, sell and distribute transformer quieting products, turbine quieting products and certain other products in the utility industry. Under the Master Agreement, QSI is to fund development of the products by the Company and the Company is to manufacture the products. However, QSI may obtain the right to manufacture the products under certain circumstances include NCT's failure to develop the products or the failure of the parties to agree on certain development matters. In consideration of the rights granted under the Master Agreement, QSI is to pay the Company a royalty of 6% of the gross revenues received from the sale of the products and 50% of the gross revenues received from sublicensing the rights granted to QSI under the Master Agreement after QSI has recouped 150% of the costs incurred by QSI in the development of the products in question. The Company is obligated to pay similar royalties to QSI on its sale of the products and the licensing of rights covered under the Master Agreement outside the utility industry and from sales and licensing within the utility industry in the Far East. In addition to the foregoing royalties, QSI is to pay an exclusivity fee to the Company of $750,000; $250,000 of which QSI paid to the Company in June 1994. The balance is payable in equal monthly installments of $16,667 beginning in April 1995. QSI's exclusive rights become non-exclusive with respect to all products if it fails to pay any installment of the exclusivity fee when due and QSI loses such rights with respect to any given product in the event it fails to make any development funding payment applicable to that product. The Master Agreement supersedes all other agreements relating to the products covered under the Master Agreement, including those agreements between the Company and QSI described above.

   Immediately following the execution to the Master Agreement, the Company and QSI entered into a letter agreement providing for the termination of the Master Agreement at the Company's election if QSI did not pay approximately $500,000 in payables then owed to the Company by May 15, 1995.

   In April 1995, the Company and QSI entered into another letter agreement under which QSI agreed to forfeit and surrender the five year warrant to purchase 750,000 shares of the Company's common stock issued to QSI under the first Marketing Agreement described above. In addition, the $500,000 balance of the exclusivity fee provided for under the Master Agreement was reduced to $250,000 to be paid in 30 monthly installments of $8,333 each and the payment of the indebtedness to be paid under the letter agreement described in the preceding paragraph was revised to be the earlier of May 15, 1996, or the date of closing of a financing of QSI in an amount exceeding $1.5 million, whichever first occurs. Such indebtedness is to be evidenced by a promissory note, non payment of which is to constitute an event of termination under the Master Agreement.

   On May 21, 1996, the Company and QSI entered into another letter agreement extending the time by which the payments from QSI to the Company under the April 1995 letter agreement described above were to be made. Under the letter the payment of certain arrearages in the payment of the exclusivity fee was to be made not later than June 15, 1996, with the balance continuing to be payable by monthly payments of $8,333 and as provided in the May 1995 letter agreement. In addition the payment of the other indebtedness owed by QSI to the Company was to be paid by a payment of $25,000 at the time QSI obtained certain anticipated financing with the balance paid by monthly payments of $15,000 each. Default in QSI's timely payment of any of the amounts specified in the May 21, 1996 letter agreement was to cause the immediate termination of the Master Agreement and all rights granted to QSI thereunder.

   On April 9, 1997, the Company and QSI entered into another letter agreement revising the payment schedule set forth in the May 21, 1996 letter agreement applicable to the payment of the indebtedness owed to the Company by QSI other than the unpaid portion of the exclusivity fee. Under the revised schedule, the full amount of such indebtedness is to be paid by an initial payment of $125,000 on or before April 21, 1997, and a second payment of $200,000 upon the closing of a proposed financing in June 1997 or on January 1, 1998, whichever first occurs. The Company is also entitled to receive 15% of any other financing obtained by QSI in the interim as well as interest at the rate of 10% per annum on the unpaid amount of such indebtedness from July 1, 1997. The letter agreement also provides for the continuation of QSI's payment of the exclusivity fee in accordance with the earlier letter agreements as well as the payment of $11,108 by April 21, 1997, for headset products sold by the Company to QSI in 1996. In the event of a default in QSI's timely payment of any of the amounts specified in the April 9, 1997 letter agreement, the Company has the right to cause the termination of the Master Agreement and all rights granted by QSI thereunder upon 10 days notice of termination to QSI.

    As of April 10, 1997, QSI has paid all installments due and payable for the exclusivity fee and, other than as described above, owes no other amounts to the Company.

   The Company believes that the terms of its agreements with QSI are comparable to those that it could have negotiated with other persons or entities.

                                          PART IV

ITEM 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this Report:

(1)  Financial Statements.

Reports of Independent Auditors.

Consolidated Balance Sheets, as of December 31, 1995, and 1996.

Consolidated Statements of Operations, for the years ended December 31, 1994, 1995 and 1996.

Consolidated Statements of Stockholders' Equity, for the years ended December 31, 1994, 1995 and 1996.

Consolidated Statements of Cash Flows, for the years ended December 31, 1994, 1995 and 1996.

Notes to the Consolidated Financial Statements.

(2)   Financial Statement Schedules.

Report of Independent Auditors with Respect to Schedule.

Schedule:

II.      Valuation and Qualifying Accounts.

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

(3)   Exhibits.

Exhibit
Number      Description of Exhibit

3(a) Restated Certificate of Incorporation of the Company filed in the Office of the Secretary of State of the State of Delaware on September 23, 1996, incorporated herein by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

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

10(i) Lease (undated), between West Nursery and the Company, as amended by a letter amendment, dated April 23, 1990, between West Nursery and the Company, incorporated herein by reference to Exhibit 10(w) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991;

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

10(l)(3) Transfer Agreement among Walker Manufacturing Company a division of Tennessee Gas Pipeline Company, Walker Electronic Mufflers, Inc., the Company, NCT Muffler, Inc., Chaplin Patents Holding Co., Inc. and Walker Noise Cancellation Technologies dated November 15, 1995, incorporated herein by reference to Exhibit 10(l)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. **

10(l)(4)    License   Agreement  between  Chaplin  Patents  Holding  Co.,  Inc.
            and Walker Electronic Mufflers, Inc. dated November 15, 1995, incorporated herein by reference to Exhibit 10(l)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. **

10(l)(5) License Agreement between the Company and Walker Electronic Mufflers, Inc. dated November 15, 1995, incorporated herein by reference to Exhibit 10(l)(5) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. **

10(l)(6) Support, Research and Development Agreement among Walker Electronic Mufflers, Inc., the Company, NCT Muffler, Inc. and Chaplin Patents Holding Co., Inc. dated November 15, 1995, incorporated herein by reference to Exhibit 10(l)(6)to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. **

10(l)(7) Mutual Limited Release by (i) the Company, NCT Muffler, Inc. and Chaplin Patent Holding Co., Inc. and (ii) Tennessee Gas Pipeline Company and Walker Electronic Mufflers, Inc. dated November 15, 1995, incorporated herein by reference to Exhibit 10(l)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. **

10(m) Technical Assistance and License Agreement, dated March 25, 1991, among the Company, Foster Electric Co., Ltd. and Foster/NCT Headsets International Ltd., incorporated herein by reference to
            Exhibit 10(nn) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.**

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

*10(p) Noise Cancellation Technologies, Inc. Stock Incentive Plan (as adopted April 14, 1993, and amended through August 16,
            1996), incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the Securities & Exchange Commission on August 30, 1996 (Reg. No. 333-11213).

10(q) Master Agreement between Noise Cancellation Technologies, Inc. and QuietPower Systems, Inc. dated March 27, 1995, incorporated herein by reference to Exhibit 10(a) of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 1995.

10(q)(1) Letter Agreement between Noise Cancellation Technologies, Inc. and QuietPower Systems, Inc. dated April 21, 1995, incorporated herein by reference to Exhibit 10(b) of the Company's Current Report on Form 8-K filed August 4, 1995.

10(q)(2) Letter Agreement between Noise Cancellation Technologies, Inc. and QuietPower Systems, Inc. dated May 21, 1996.

10(q)(3) Letter Agreement between Noise Cancellation Technologies, Inc. and QuietPower Systems, Inc. dated April 9, 1997.

10(r) Asset Purchase Agreement, dated September 16, 1994, between Active Noise and Vibration Technologies, Inc. and the Company, incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed September 19, 1994.

*10(s) Noise Cancellation Technologies, Inc. Option Plan for Certain Directors (as adopted November 15, 1994 and amended through August 16, 1996), incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 30, 1996
            (Reg. No. 333-11209).

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

*10(u) Agreement among Noise Cancellation Technologies, Inc., Noise Cancellation Technologies (UK) Limited, Dr. Andrew John Langley, Dr. Graham Paul Eatwell and Dr. Colin Fraser Ross dated April 6, 1995, incorporated herein by reference to Exhibit 10(h) of the Company's Current Report on Form 8-K filed
            August 4, 1995.

10(v) Securities Purchase Agreement dated April 8, 1996, by and among the Company and Kingdon Associates, L.P., Kingdon Partners, L.P. and M. Kingdon Offshore NV, together with Exhibit A-1 thereto, Form of Secured Convertible Note and Exhibit A-2 thereto, Registration Rights Agreement, incorporated herein by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

10(v)(1) Security Agreement dated April 10, 1996, between the Company and Kingdon Associates, L.P., Kingdon Partners, L.P. and M. Kingdon Offshore NV, dated August 13, 1996, incorporated herein by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

10(v)(2)    Notices of Exercise of Options to Purchase  Common  Stock by Kingdon
            Associates, L.P., Kingdon Partners, L.P., and M. Kingdon Offshore,NV, dated August 13, 1996, incorporated by reference to
            Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

10(v)(3) Notices of Conversion of Secured Convertible Notes by Kingdon Associates, L.P., Kingdon Partners, L.P. and M. Kingdon Offshore NV, dated August 13, 1996, incorporated herein by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

11          Computation of net (loss) per share.

21          Subsidiaries.

23(a)       Consent of Richard A. Eisner & Company, L.L.P.

27          Financial Data Schedule.

99 Letter from Peters Elworthy & Moore, Chartered Accountants, to Richard A. Eisner & Company regarding audited financial statements of the Company's U.K. subsidiaries and reports of Peters Elworthy & Moore, Chartered Accountants, on their audits of such financial statements.

-----------------------

   *  Pertains to a management contract or compensation plan or arrangement.

   ** Confidential treatment requested for portions of this document. Such portions have been omitted from the document and identified by asterisks. Such portions also have been filed separately with the Commission pursuant to the Company's application for confidential treatment.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

Exhibit 10(q)(2)
                                      (NCT Letterhead)
May 21, 1996

Dr. Jonathan Charry
QuietPower Systems, Inc.
1675 Broadway, Suite 2600
New York, NY 10019

Dear Jonathan:

This letter, when countersigned by you on behalf of QuietPower Systems, Inc. ("QuietPower"), will constitute a further amendment to the Master Agreement dated March 27, 1995 as amended by the memorandum signed by you on behalf of QuietPower on March 29, 1995, and Stephen J. Fogarty on behalf of Noise Cancellation Technologies, Inc. ("NCT") on March 28, 1995, and the Letter Agreement dated April 21, 1995 (collectively the "Master Agreement").

1. The exclusivity fee payable to NCT pursuant to Section 3.1 of the Master Agreement shall be paid as follows:

(a) $25,000.00 shall be paid at the closing of the first $200,000.00 tranche of financing to be provided by Sundance Venture Partners ("Sundance") to QuietPower, and

(b) all outstanding arrearages under the payment schedule set forth in the April 21, 1995 Letter Agreement shall be paid at the closing of the second $300,000.00 tranche of the Sundance financing.

In no event shall such $25,000.00 payment be made any later than June 1, 1996 and in no event shall payment of the full amount of such arrearages be made later than June 15, 1996. In the event either of such payments have not been made on or before the applicable date set forth in the immediately preceding sentence, the Master Agreement and all rights granted to QuietPower shall immediately terminate and no longer be of any force or effect, and all amounts to be paid to NCT by QuietPower under the Master Agreement, the Note provided for therein and this letter which remain unpaid shall be immediately due and payable in full without further notice or demand.

2. The "Debt" owed to NCT described in paragraph 3 of the April 21, 1995 Letter Agreement shall be paid as follows:

(a) $25,000.00 shall be paid at the closing of the second tranche of the Sundance financing described in paragraph 1 above, and

(b) the balance of such Debt and all other indebtedness not hereinbefore specifically provided for shall be paid in monthly installments of $15,000.00 each on the first day of each month commencing with the first day of the month following the month in which the closing of the second tranche of Sundance financing occurs. In addition, one half of the total amount of such indebtedness which remains unpaid at the closing of the contemplated $1,000,000.00 private placement to be managed by Ringhorne, Horn, Konsult AB shall be paid to NCT at such closing and the full amount thereof shall be paid no later than thirty (30) days following the closing of QuietPower's contemplated public offering of securities.

Any default in the timely payment of any of the payments set forth in this paragraph 2 shall cause the immediate termination of the Master Agreement and any and all rights and licenses granted to QuietPower thereunder and all amounts remaining due and payable to NCT by QuietPower under the Master Agreement, the Note provided for therein and this letter which remain unpaid shall be immediately due and payable in full without further notice or demand. With respect to any $15,000.00 monthly installment described in clause (b) above, payment shall be deemed to have been timely made if received by NCT within ten
(10) days of NCT's notice to QuietPower that such installment has not been received.

3. Clause (a) of Section 2.1 of the Master Agreement is hereby amended to remove the qualifications to QuietPower's exclusive rights in the Far East provided, however, that in the event QuietPower's activities in the Far East give rise to any claims by third parties for a sales commissions, fees or other compensation or consideration related to such activities whether sought from NCT or QuietPower, QuietPower shall be solely responsible for the full payment of such claims.

4. Sections 4.1 and 4.2 of the Master Agreement are amended to provide that QuietPower is free to fund product development work itself or through a third party without the precondition of first negotiating with NCT a mutually acceptable "Development Schedule" as therein defined provided, however, that nothing in this amendment shall reduce in any way QuietPower's royalty obligations to NCT.

5. Clause (a)(iv) of Section 5.2 is amended to eliminate QuietPower's obligation to pay NCT "a royalty of six (6%) percent of the alternatively manufactured cost" provided for therein and Clause (a)(i) of Section 3.2 is amended to increase the royalty on the Gross Revenues provided for therein from six percent (6%) of all such Gross Revenues received by QuietPower to nine percent (9%) of the first $6,000,000.00 of such Gross Revenues received by QuietPower and six percent (6%) of all such Gross Revenues received by QuietPower in excess of $6,000,000.00.

6. It is understood that QuietPower intends to purchase piezo ceramic actuators for transformer quieting applications from NCT provided NCT can meet the cost, quality and deliverability requirements of QuietPower.

Kindly  signify   QuietPower's   agreement  to  the  foregoing  by  executing  a
counterpart of this letter in the space provided below and returning it by facsimile transmission confirmed by delivery of an executed copy by regular mail.

Sincerely,

/s/ MICHAEL J. PARRELLA
-----------------------
    Michael J. Parrella
    President

Agreed
and
Accepted:

QuietPower Systems, Inc.


By:   /s/ JONATHAN M. CHARRY
      ----------------------
          Jonathan M. Charry, President

Exhibit 10(q)(3)

                                      (NCT Letterhead)
April 8, 1997

Dr. Jonathan Charry
QuietPower Systems, Inc.
1675 Broadway, Suite 2600
New York, NY 10019

Dear Jonathan:

This letter, when countersigned by you on behalf of QuietPower Systems, Inc. ("QuietPower"), will constitute a further amendment to the Master Agreement dated March 27, 1995 as amended by the memorandum signed by you on behalf of QuietPower on March 29, 1995, and Stephen J. Fogarty on behalf of Noise Cancellation Technologies, Inc. ("NCT") on March 28, 1995, the Letter Agreement dated April 21, 1995 and the Letter Agreement dated May 21, 1996 (collectively the "Master Agreement").

1. As of the date hereof there is an outstanding balance payable by QuietPower to NCT with respect to the exclusivity fee as provided under Section 3.1 of the Master Agreement, as amended. This amount shall continue to be paid at the rate of $8,333.00 per month, payable on the twenty-first day of each month until payment in full has been received. With respect to any such $8,333.00 monthly payment, payments shall be deemed to have been timely made if received by NCT within 5 days of the due date. No notice of payment or of default in any such payment shall be required.

2. As of the date hereof there is an outstanding balance payable by QuietPower to NCT with respect to the "Debt" owed to NCT described in Paragraph 3 of the April 21, 1995 Letter Agreement. QuietPower is in arrears with respect to the payments of the Debt which were to be made under the terms of the April 21, 1995 Letter Agreement. Accordingly, this amount shall be paid to NCT by QuietPower as follows:

(a)   $125,000 shall be paid on or before April 21, 1997.

(b)   $200,000  shall be paid upon the earlier  of: (i) the closing  date of the
      contemplated   initial  public  offering  of  QuietPower's   common  stock
      scheduled to occur in June, 1997, or (ii) January 1, 1998.

(c) Until both of the payments described in clauses (a) and (b) above have been received by NCT, QuietPower will pay NCT 15% of all funds received by QuietPower from all financing activities other than the public offering referred to in clause (b)(i) and NCT shall credit all amounts received by it under this clause (c) against the amount owed by QuietPower with respect to the Debt.

(d) After July 1, 1997, QuietPower shall pay interest to NCT at the rate of 10% per annum on the unpaid balance of the Debt, such interest to be paid quarterly on the first day of each calendar quarter.

The foregoing amounts do not include the amount of $11,107.55 which QuietPower owes to NCT for headset products delivered to or for the account of QuietPower during 1996. This amount (the "Headset Amount") shall be paid to NCT by QuietPower by April 15, 1997.

3. All payments to be made to NCT hereunder shall be by wire transfer in accordance with NCT's instructions or by delivery of QuietPower's good, collectible check, drawn on immediately available New York, New York funds.

4. In the event any payment provided for herein is not received by NCT on the applicable date and in the form set forth in Paragraph 3 above, NCT shall have the right to terminate the Master Agreement and all rights granted thereunder to QuietPower forthwith. Such termination shall be effective immediately upon QuietPower's receipt of NCT's notice of termination and all amounts to be paid to NCT by QuietPower under the Master Agreement with respect to the exclusivity fee, the Debt (in the full amount outstanding on the date hereof irrespective of the amounts set forth in Paragraph 2 above) and the Headset Amount which remain unpaid shall be immediately due and payable in full without further notice or demand.

Kindly  signify   QuietPower's   agreement  to  the  foregoing  by  executing  a
counterpart of this letter in the space provided below and returning it by facsimile transmission confirmed by delivery of an executed copy by regular mail.

Sincerely,

/s/ MICHAEL J. PARRELLA
-----------------------
    Michael J. Parrella
    President

Agreed
and
Accepted:

QuietPower Systems, Inc.


By:   /s/ JONATHAN M. CHARRY
      ----------------------
          Jonathan M. Charry, President

Exhibit 21


                           NOISE CANCELLATION TECHNOLOGIES, INC.


                                        SUBSIDIARIES


                                      Jurisdiction
Name                                of Incorporation
Ownership                            or Organization       Equity
NCT Muffler, Inc.                       Delaware             100%
NCT Far East, Inc.                      Delaware             100%
NCT Medical Systems, Inc.               Delaware              90%
Noise Cancellation Technologies,              UK             100%
(UK)
    Limited
2020 Science Limited                          UK             100%
Analog/NCT Supply Ltd.                  Delaware              50%
Chaplin Patents Holding Co., Inc.       Delaware             100%
Harris NCT Supply L.L.C.                Delaware              50%
OnActive Technologies, L.L.C.           Delaware            42.5%

Exhibit 23(a)
                      (Richard A. Eisner & Company, L.L.P. Letterhead)

                              CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the registration statements of Noise Cancellation Technologies, Inc. on Form S-3 (File Nos. 33-47611, 33-51468, 33-74442, 33-84694 and 333-10545), on Form S-1 (File Nos. 33-19926,
33-38584  and  33-44790)  and on Form S-8  (File  No.  33-64792,  333-11209  and
333-11213) of our report, which contains an exception for the omission of information required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", dated February 28, 1997 (with respect to Note 15, March 28, 1997, and Note 8, April 10, 1997, respectively), on our audits of the consolidated financial statements and schedules of the Company as of December 31, 1996, December 31, 1995 and for the years ended December 31. 1996, December 31, 1995 and December 31, 1994 which report is included in this Annual Report on Form 10-K.


/s/ RICHARD A. EISNER & COMPANY, L.L.P.


New York, New York
April 10, 1997

Exhibit 99

                            [PETERS ELWORTHY & MOORE LETTERHEAD]
                               Salisbury House, Station Road
                                 Cambridge CB1 2LA England

Date:      13 March 1997
Our Ref:   PRC/J/5799

Mr. R. Soreff
Richard A. Eisner & Company
575 Madison Avenue
New York, NY  10022-2597  USA

Dear Sirs:

We enclose the audited financial statements for Noise Cancellation  Technologies
(UK) Limited for the year ended 31 December 1996.

These statements have been prepared in accordance with applicable Accounting Standards in the United Kingdom and audited in accordance with Auditing Standards issued by the Auditing Practices Board.

As a result of our review of the  financial  statements  we are not aware of any
significant   deviations  from  United  States  generally  accepted   accounting
principles.

Yours faithfully

/s/  PETERS ELWORTHY & MOORE

Noise Cancellation Technologies (UK) Ltd

Auditors' Report to the Shareholders
on the Financial Statements for the year ended 31 December 1996

We have audited the financial statements on pages 6 to 15, which have been prepared under the historical cost convention and the accounting policies set out on page 10.

Respective Responsibilities of the Directors and Auditors

As described on page 4 the Company's directors are responsible for the preparation of the financial statements. It is our responsibility to form an independent opinion, based on our audit, on those statements and to report out opinion to you.

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

We planned and performed our audit so as to obtain all information and explanations which we consider necessary in order to provide us with sufficient evidence to give reasonable assurance that the financial statements are free from material misstatement, whether caused by fraud other irregularity or error. In forming our opinion we also evaluated the overall adequacy of the presentation of the information in the financial statements.

Going Concern

In forming our opinion, we have considered the adequacy of the disclosures made in note 1 of the financial statements concerning the Company's operational results and financial position. In view of the significance of the Company continuing to generate adequate working capital, and its reliance on continued financial support from the parent company we consider that it should be drawn to your attention but our opinion is not qualified in this respect.

Opinion

In our opinion the financial statements give a true and fare view of the state of the Company's affairs as at 31 December 1996 and of its loss for the year then ended and have been properly prepared in accordance with the provisions of the Companies Act 1985 applicable to small companies.


/s/  PETERS ELWORTHY & MOORE
Chartered Accountants and
Registered Auditor

Cambridge
7 March 1997

                                         SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NOISE CANCELLATION TECHNOLOGIES, INC.

By: /s/ MICHAEL J. PARRELLA                           Date: April 15, 1997
        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                  Capacity                 Date
  -----------------------------------------------------------------------


  /s/ MICHAEL J. PARRELLA    President and Director      April 15, 1997
  ------------------------   (Principal Executive
      Michael J.Parrella     Officer)



  /s/ STEPHEN J. FOGARTY     Senior Vice President and   April 15, 1997
  ------------------------   Chief Financial Officer
      Stephen J. Fogarty     (Principal Financial and
                             Accounting Officer)



  /s/ JAY M. HAFT            Chairman of the Board       April 15, 1997
  ------------------------   of Directors and Director
      Jay M. Haft


  /s/ JOHN J. McCLOY II      Director                    April 15, 1997
  ------------------------
      John J. McCloy II


  /s/ SAMUEL A. OOLIE        Director                    April 15, 1997
  ------------------------
      Samuel A. Oolie

                      (Richard A. Eisner & Company, L.L.P. Letterhead)
                               REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of
  Noise Cancellation Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of Noise Cancellation Technologies, Inc. and subsidiaries as at December 31, 1995 and
December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1994, 1995 and 1996 financial statements of the Company's two foreign subsidiaries. These subsidiaries accounted for revenues of approximately $1,800,000, $1,200,000 and $407,000 for the years ended December 31, 1994,
December 31, 1995 and December 31, 1996, respectively, and assets of approximately $1,900,000, $586,000 and $515,000 at December 31, 1994, December
31, 1995 and December 31, 1996, respectively. These statements were audited by other auditors whose reports have been furnished to us, one of which contained a reference to the uncertainty relating to the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the amounts included for these entities, is based solely on the reports of the other auditors.

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

     As indicated in Note 7, the Company has not provided the information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123") which it contemplates filing by amendment.

     In our opinion, based on our audits and the reports of the other auditors, except for the omission of information required under SFAS No. 123 as discussed in the preceding paragraph, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Noise Cancellation Technologies, Inc. and subsidiaries as at December 31, 1995 and December 31, 1996 and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses, has a working capital deficiency at December 31, 1996 and will require additional financing. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ RICHARD A. EISNER & COMPANY, L.L.P.

New York, New York
February 28, 1997

With respect to Note 15
March 28, 1997

With respect to Note 8
April 10, 1997


NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                                   (In thousands of dollars)

                                                                          December 31,
                                                              ---------------------------------
                     ASSETS                                           1995           1996
                                                              ---------------------------------
Current assets:
     Cash and cash equivalents (Notes 1 and 2)                     $  1,831      $    368
     Accounts receivable (Notes 2 and 3):
         Trade :
                Technology licensing fees                                --           150
                Joint ventures and affiliates                           241             2
                Other                                                   189           392
         Unbilled                                                       260            63
         Allowance for doubtful accounts                               (119)         (123)
                                                                   --------      --------
                     Total accounts receivable                     $    571           484

     Inventories, net of reserves (Notes 2 and 4)                     1,701           900
     Other current assets                                               225           207
                                                                   --------      --------
                     Total current assets                          $  4,328      $  1,959

Property and equipment, net (Notes 2 and 5)                           2,897         2,053
Patent rights and other intangibles, net (Notes 2 and 14)             2,194         1,823
Other assets                                                            164            46
                                                                   --------      --------
                                                                   $  9,583      $  5,881
                                                                   ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $  1,836      $  1,465
     Accrued expenses                                                   571         1,187
     Accrued payroll, taxes and related expenses                        144           618
     Customers' advances                                                 43             1
                                                                   --------      --------
                     Total current liabilities                     $  2,594      $  3,271
                                                                   --------      --------

Long term obligations                                              $    105            --
                                                                   --------      --------
                     Total other liabilities                       $    105            --
                                                                   --------      --------

Commitments and contingencies (Notes 3, 10 and 11)

                     STOCKHOLDERS' EQUITY (Notes 6 and 7)
Preferred  stock,  $.10 par value,  10,000,000  shares  authorized,  none issued
Common  stock,  $.01  par  value,  140,000,000  shares  authorized;  issued  and outstanding 92,828,407 and 111,614,405
shares, respectively                                               $    928      $  1,116
Additional paid-in-capital                                           78,667        85,025
Accumulated deficit                                                 (72,848)      (83,673)
Cumulative translation adjustment                                       150           142
Common stock subscriptions receivable                                   (13)           --
                                                                   --------      --------
                     Total stockholders' equity                    $  6,884      $  2,610
                                                                   --------      --------

                                                                   $  9,583      $  5,881
                                                                   ========      ========


Attention is directed to the foregoing accountant's reports and to the accompanying notes to the consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (In thousands, except per share amounts)

                                                            Years Ended December 31,
                                                    ------------------------------------------
                                                        1994          1995          1996
                                                    ------------------------------------------
REVENUES:
   Technology licensing fees (Notes 2 and 3)        $         452  $      6,580   $      1,238
   Product sales, net                                       2,337         1,589          1,379
   Engineering and development services                     4,335         2,297            547
                                                    -------------  ------------   ------------
          Total revenues                            $       7,124  $     10,466   $      3,164
                                                    -------------  ------------   ------------
COSTS AND EXPENSES:
   Costs of sales                                   $       4,073  $      1,579   $      1,586
   Costs of engineering and development services            4,193         2,340            250
   Selling, general and administrative                      9,281         5,416          4,890
   Research and development (including $500,000
   of purchased research and development in 1994)           9,522         4,776          6,974
   Equity in net loss (income) of unconsolidated
   affiliates                                               1,824           (80)            80
   Provision for doubtful accounts                            718           552            192
   Interest expense                                             7             4             45
   Interest income                                           (587)          (53)           (28)
                                                    -------------  ------------   ------------
        Total costs and expenses                    $      29,031  $     14,534   $     13,989
                                                    -------------  ------------   ------------

NET (LOSS)                                          $     (21,907) $    (4,068)   $    (10,825)
                                                    =============  ============   ============
Weighted average number of common
   shares outstanding                                      82,906        87,921        101,191
                                                    =============  ============   ============
NET LOSS PER COMMON SHARE                           $        (.26) $       (.05)  $       (.11)
                                                    =============  ============   ============

Attention is directed to the foregoing accountant's reports and to the accompanying notes to the consolidated financial statements.


------------------------------------------------------------------------------
                                       F-4
------------------------------------------------------------------------------

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands of dollars and shares)

                                                                                                          Expenses
                                    Common Stock       Additional               Cumulative   Stock         to be
                                 --------------------  Paid-In     Accumulated  Translation  Subscription  Paid With
                                 Shares     Amount     Capital      eficit      Adjustment   Receivable    Common Stock    Total
                                 ---------  ---------  ---------   ---------    ---------    ---------     ---------     ---------
Balance at December 31, 1993        81,251  $    813   $  71,244   $ (46,873)   $      94    $  (1,993)    $     (46)     $ 23,239
Shares issued for acquisition
 of certain assets                   2,025        20       2,206           -            -            -             -         2,226
Consulting expense attributable
 to warrants                             -         -          10           -            -            -             -            10
Shares issued upon exercise of
warrants & options                   2,208        22         944           -            -            -             -           966
Receipt of services in payment
of stock subscription                    -         -           -           -            -          797             -           797
Settlement of obligations              560         6         694           -            -            -          (700)            -
Net loss                                 -         -           -     (21,907)           -            -             -       (21,907)
Translation adjustment                   -         -           -           -           58            -             -            58
Restricted shares issued for
Director's compensation                 45         -          99           -            -            -             -            99
Expenses related to prior sale
of common stock                          -         -         (20)          -            -            -             -           (20)
                                ----------  ---------  ---------   ---------    ---------    ---------    ----------     ---------
Balance at December 31, 1994        86,089  $    861   $  75,177   $ (68,780)   $     152   $   (1,196)   $     (746)    $   5,468


Sale of common stock, less
expenses of $271                     6,800        68       3,921           -            -            -             -         3,989
Consulting expense attributable
 to warrants                             -         -           8           -            -            -             -             8
Shares issued upon exercise of
warrants & options                   1,050        10         692           -            -          (13)            -           689
Receipt of services in payment
of stock subscription                    -         -           -           -            -        1,196             -         1,196
Settlement of obligations                -         -        (344)          -            -            -           746           402
Net loss                                 -         -           -      (4,068)           -            -             -        (4,068)
Translation adjustment                   -         -           -           -           (2)           -             -            (2)
Retirement of shares attributable
to license revenue (Note 3)         (1,110)      (11)       (787)          -            -            -             -          (798)
                                 ---------  ---------  ---------    ---------   ---------    ---------     ---------    ----------
Balance at December 31, 1995        92,829  $    928   $  78,667    $ (72,848)        150    $     (13)            -    $    6,884


Sale of common stock, less
expenses of $245                   18,595        186       6,178            -           -           13             -         6,377
Shares issued upon exercise
of warrants & options                 204          2         102            -           -             -            -           104
Net loss                                -          -           -      (10,825)          -             -            -       (10,825)
Translation adjustment                  -          -           -            -          (8)            -            -            (8)
Restricted shares issued for
Director's compensation                20          -          13            -           -             -            -            13
Consulting expense attributable
to options                              -          -          96            -           -             -            -            96
Retirement of shares related
to patent acquisition                 (25)         -         (26)           -           -             -            -           (26)
Retirement of shares in
settlement of employee
receivable                             (8)         -          (5)           -           -             -            -            (5)
                                ---------   ---------   ---------   ---------   ---------     ---------    ---------     ---------
                                =========   =========   =========   =========   =========     =========    =========     =========
Balance at December 31, 1996      111,615   $  1,116    $  85,025   $ (83,673)  $     142     $       -    $       -     $   2,610
                                =========   =========   =========   =========   =========     =========    ========      =========

Attention is directed to the foregoing accountant's reports and to the accompanying notes to the consolidated financial statements.


NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  (In thousands of dollars)
                                                                                             Years
                                                                                       Ended December 31,
                                                                --------------------------------------------------------------
                                                                        1994                 1995                 1996
                                                                -------------------  -------------------- --------------------
Cash flows from operating activities:
 Net loss                                                       $       (21,907)     $         (4,068)     $       (10,825)
 Adjustments to reconcile net loss to net cash (used in) operating activities:
   Depreciation and amortization                                            994                 1,127                1,000
   Common stock  and warrants issued as consideration for:
     Compensation                                                           109                     8                  109
     Rent and marketing expenses                                              -                   355                    -
     Research and development                                               500                     -                    -
   Common stock retired in settlement of employee account
   receivable                                                                 -                     -                   (5)
   Receipt of license fee in exchange for inventory and
   release of obligation                                                          -            (3,266)                   -
   Receipt of services in payment of stock subscription                     165                     -                    -
   Provision for slow moving and obsolete inventory                       2,032                     -                    -
   Provision for tooling costs and write-off                                100                    94                  371
   Provision for doubtful accounts                                          718                   552                  192
   Realized loss on sale of short-term investments                          375                     -                    -
   Equity in net loss (income) of unconsolidated affiliates               1,824                   (80)                  80
   Unrealized foreign currency (gain) loss                                   16                    32                  (45)
   Loss on disposition of fixed assets                                        -                   107                   83
   Disposition of short-term investments                                 18,527                     -                    -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                            (921)                  302                   61
     (Increase) decrease in license fees receivable                         180                     -                 (150)
     (Increase) decrease in inventories                                  (1,518)                  212                  813
     (Increase) decrease in other assets                                   (283)                  299                   67
     Increase (decrease) in accounts payable and
     accrued expenses                                                       283                  (190)                  55
     Increase (decrease) in other liabilities                            (1,324)                 (482)                 436
                                                                -------------------  -------------------- --------------------
         Net cash used in operating activities                  $          (130)     $         (4,998)    $         (7,758)
                                                                -------------------  -------------------- --------------------
Cash flows from investing activities:
  Capital expenditures                                          $        (1,286)     $            (80)    $           (186)
  Acquisition of patent rights                                              (70)                 (210)                   -
  Investment in joint ventures                                             (191)                    -                    -
  Sales of short term investments                                             -                    18                    -
                                                                -------------------  -------------------- --------------------
         Net cash used in investing activities                  $        (1,547)     $           (272)    $           (186)
                                                                -------------------  -------------------- --------------------
Cash flows from financing activities:
  Proceeds from:
    Sale of common stock                                        $             -      $          3,989     $          6,377
    Expenses related to prior sale of common stock                          (20)                    -                    -
    Exercise of stock purchase warrants and options                         966                   689                  104
                                                                  -------------------  -------------------- --------------------
         Net cash provided by financing activities              $           946      $          4,678     $          6,481
                                                                -------------------  -------------------- --------------------
Net decrease in cash and cash equivalents                       $          (731)     $           (592)    $         (1,463)
Cash and cash equivalents - beginning of period                           3,154                 2,423                1,831
                                                                -------------------  -------------------- --------------------
Cash and cash equivalents - end of period                       $         2,423      $          1,831     $            368
                                                                ===================  ==================== ====================
Cash paid for interest                                          $             7      $              4     $              4
                                                                ===================  ==================== ====================
Non-cash investing and financing activity:
  Issuance of common stock in exchange
  for certain assets of ANVT                                    $         2,200      $              -      $             -
                                                                ===================  ==================== ====================

See Notes 6, 8 and 11 with respect to settlement of certain obligations by issuance of securities and see Note 3 with respect to issuance of common stock in exchange for notes receivable.

Attention is directed to the foregoing accountant's reports and to the acompanying notes to the consolidated financial statements.


                                      F-38



[GRAPHIC OMITTED]

                      NOISE CANCELLATION TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS

1. Background:

   Noise Cancellation Technologies, Inc. ("NCT" or the "Company") is engaged in the design, development, licensing, production and distribution of electronic systems for Active Wave ManagementTM including systems that electronically reduce noise and vibration, principally through joint ventures and other forms of strategic alliances. The Company's systems are designed for integration into a wide range of products serving markets in the transportation, manufacturing, commercial, consumer products and communications industries. The Company's activities to date have principally involved the developing of its electronic systems for commercial use and providing engineering and development services under contracts with strategic partners and third parties.

   The technology supporting the Company's electronic systems was developed using technology maintained under various patents (the "Chaplin Patents") held by Chaplin-Patents Holding Co., Inc. ("CPH") as well as patented technology acquired or developed by the Company. CPH, formerly a joint venture with Active Noise Vibration Technologies, Inc. ("ANVT") was established to maintain and defend these patent rights. The former joint venture agreement relating to the Chaplin Patents required that the Company only license or share the related technology with entities who are affiliates of the Company. As a result, the Company established various joint ventures and formed other strategic alliances (see Note 3.) to further develop the technology and electronic systems and components based on the Chaplin Patents, to develop such technology into commercial applications, to integrate the electronic systems into existing products and to distribute such systems and products into various industrial, commercial and consumer markets.

   The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $83.7 million on a cumulative basis through December 31, 1996 and has a working capital deficiency of $1.3 million at December 31, 1996. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. As discussed in
Note 3., agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or the alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

   Cash and cash equivalents amount to $0.4 million at December 31, 1996, decreasing from $1.8 million at December 31, 1995. Management does not believe that available funds at December 31, 1996 are sufficient to sustain the Company for the next twelve months. Management believes that cash and the cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology license fees, royalties, and product sales, and engineering and development revenue, the operating cost savings from the reduction in employees, reduced capital expenditures, and the sale of the debentures referred to below (see Notes 6. And 7.) should be sufficient to sustain the Company's anticipated future level of operations into 1998. However, the period during 1998 through which it can be sustained is dependent upon the level of realization of funding from technology license fees, royalties and product sales, and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain.

   There can be no assurance that additional funding will be provided by technology license fees, royalties and product sales and engineering and development revenue. In that event, the Company would have to further and substantially cut back its level of operations in order to conserve cash. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies (see Note 15. with respect to recent financing).

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1996, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2. Summary of Significant Accounting Policies:

Consolidation:

   The financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter-company transactions and account balances have been eliminated in consolidation.

   Unconsolidated affiliates include joint ventures and other entities not controlled by the Company, but over which the Company maintains significant influence and in which the Company's ownership interest is 50% or less. The Company's investments in these entities are accounted for on the equity method. When the Company's equity in cumulative losses exceeds its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method (see Note 3.). The Company will not be able to record any equity in income with respect to an entity until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded.

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

   Revenues recorded under the percentage of completion method amounted to $249,700, $249,000 and $9,000 for the years ended December 31, 1994, 1995 and
1996, respectively. Retainage balances were $8,200 at December 31, 1996 and 1995. The 1996 balance is expected to be collected within one year.

Technology Licensing Fees:

   Technology licensing fees paid by joint venturers, co-venturers, strategic partners or other licensees which are nonrefundable, are recognized in income upon execution of the license agreement or upon completion of any performance criteria specified within the agreement. See Note 3, with respect to the license fee recorded by the Company in connection with the Walker Noise Cancellation Technologies and Ultra Electronics, Ltd. Transactions in 1995.

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

   With regard to the Company's assessment of the realizability of inventory, the Company periodically conducts a complete physical inventory; currently this is done on a quarterly basis. At the same time, the Company reviews the movement of inventory on an item by item basis to determine the value of items which are either slow moving or have become obsolete since the last quarterly review. After applying the above noted measurement criteria, as well as looking forward to assess the potential for near term product engineering changes and/or technological obsolescence, the Company determines the current need for inventory reserves. After applying the above noted measurement criteria at December 31, 1996, and December 31, 1995, the Company determined that a reserve of $262,000 and $355,000, respectively, was adequate.

Property and Equipment:

   Property and equipment are stated at cost and depreciation is recorded on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term.

Patent Rights:

   Patent rights are stated at cost and are amortized on a straight line basis over the remaining average life of the patents (ranging from 1 to 15 years). Amortization expense was $166,700, $398,100 and $403,500 for 1994, 1995 and
1996, respectively. Accumulated amortization was $1,074,800 and $1,478,300 at December 31, 1995 and 1996, respectively.

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

Concentrations of Credit Risk:

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents, short-term investments and trade receivables. The Company primarily holds its cash and cash equivalents in two banks. Deposits in excess of federally insured limits were $0.2 million at December 31, 1996. The Company had no short-term investments at December 31, 1996. The Company sells its products and services to original equipment manufacturers, distributors and end users in various industries worldwide. As shown below, the Company's five largest customers accounted for approximately 58% of revenues during 1996 and 45% of gross accounts receivable at December 31, 1996. The Company does not require collateral or other security to support customer receivables.

                                       As of December 31, 1996,
                                     and for the Year then Ended
                                  ---------------------------------

                                     Accounts
        Customer                    Receivable       Revenue
        --------                    ----------     ----------
  Johnson Controls, Inc.            $   4,500      $  712,500
  Rockwell International              150,000         500,000
  Telex Communications, Inc.           73,600         168,800
  Siemens Medical Systems, Inc.         3,500         319,100
  Brookstone                           42,600         145,600
  All Other                           209,600       1,317,600
                                    ----------     ----------
       Total                        $ 483,800      $3,163,600
                                    =========      ==========

   The Company regularly assesses the realizability of its accounts receivable and performs a detailed analysis of its aged accounts receivable on no less than a quarterly basis. When quantifying the realizability of accounts receivable, the Company takes into consideration the value of receivables in the 90+ day category, the nature of disputes, if any, and the progression of conversations and/or correspondence between the Company and customers regarding the underlying cause for the age of such receivables. After applying the above noted measurement criteria as of December 31, 1996 and December 31, 1995, the Company determined that a reserve of $123,000 and $119,000, respectively, was adequate.

Reclassifications:

     Certain reclassifications have been made to the 1994 financial statements to conform with the 1995 and 1996 presentation.

Use of Estimates:

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

Stock-Based Compensation:

   During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 allow the Company to either expense the estimated fair value of stock options and warrants or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options or warrants been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option and warrant incentive plans. Please refer to Note 7. for further information.

3. Joint Ventures and Other Strategic Alliances:

   The following is a summary of the Company's joint ventures and other strategic alliances as of December 31, 1996.

   The Company and certain of its wholly-owned subsidiaries have entered into agreements to establish joint ventures and other strategic alliances related to the design, development, manufacture, marketing and distribution of its electronic systems and products containing such systems. These agreements generally provide that the Company license technology and contribute a nominal amount of initial capital and that the other parties provide substantially all of the funding to support the venture or alliance. This support funding generally includes amounts paid or services rendered for engineering and development. In exchange for this funding, the other party generally receives a preference in the distribution of cash and/or profits from the joint ventures or royalties from these alliances until such time that the support funding (plus an "interest" factor in some instances) is recovered. At December 31, 1996, there were no preferred distributions due to joint venture partners from future profits of the joint ventures.

   Technology licensing fees and engineering and development fees paid by joint ventures to the Company are recorded as income since there is no recourse to the Company for these amounts or any commitment by the Company to fund the obligations of the venture.

   When the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method. The aggregate amount of the Company's share of losses in these joint ventures in excess of the Company's investments which has not been recorded was zero at December 31, 1996. The Company will not be able to record any equity in income with respect to an entity until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded.
   Certain of the joint ventures will be suppliers to the Company and to other of the joint ventures and will transfer products to the related entities based upon pricing formulas established in the agreements. The formula is generally based upon fully burdened cost, as defined in the agreements, plus a nominal profit.

   Total revenues recorded by the Company relating to the joint ventures and alliances, or their principals, for technology licensing fees, engineering and development services and product sales were as follows:

                                       Years Ended December  31,
 Joint Venture/Alliance             1994         1995          1996
Walker Noise Cancellation        $1,701,700    $3,993,500       $90,100
Technologies
Ultra Electronics, Ltd.           1,072,400     3,153,400        61,700
ELESA                                   ---       424,000        28,300
Siemens Medical Systems, Inc.       533,000       259,900       319,100
Foster/NCT Supply, Ltd.             144,700       133,200         9,700
AB Electrolux                       162,500       129,000        12,000
Interkeller AG                      105,600           ---           ---
Johnson Controls, Inc.                  ---           ---       712,500
                                 ----------    ----------    ----------

      Total                      $3,719,900    $8,093,000    $1,233,400
                                 ==========    ==========    ==========

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

   The Company recorded income of $750,000 from the license fee in 1989. The Company has also recorded as income its engineering and development payments from WNCT, amounting to $1.1 million, $1.1 million and $0.7 million for each of the years in the three year period ended December 31, 1995, respectively. The Company recorded no such payments from WNCT in 1996. There is no recourse to the Company for these payments. Other than certain future Walker funded research and development activities noted above, the Company has no current plans, obligation or intention to provide additional funding to WNCT.

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

   As part of the February 10, 1995 agreement to dissolve the FNS joint venture, (see FNS Note below) NCT has repurchased the exclusive manufacturing rights for headsets in the Far East from Foster. The Company recorded a charge of $780,000 in 1994 relating to these transactions.

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

   Analog/NCT Supply Ltd. ("ADI/NCT") is a 50/50 joint venture between Analog Devices, Inc. ("ADI") and the Company which was established in June 1992. ADI/NCT was formed to design, develop and manufacture computer chips to be incorporated into the Company's electronic systems. Initial capital contributions by the Company and ADI were nominal. The joint venture and related agreements provide that each party will bear their respective cost of design and development of the computer chips. ADI will manufacture and sell the computer chips to ADI/NCT, based on orders provided to ADI/NCT by the Company, at prices to be agreed upon by the Company and ADI. Administrative services required by ADI/NCT will be provided by ADI, the costs of which will be funded by the joint venture. No such services have been charged to or incurred by the joint venture as of December 31, 1996.

     Harris/NCT Supply, L.L.C. ("HARNCT") is a 50/50 limited liability company owned equally by Harris Corporation ("Harris") and the Company under a Limited Liability Company Agreement concluded in September, 1993 (the "LLC Agreement"). HARNCT will develop and manufacture silicon chips to be incorporated into the Company's electronic systems. Initial capital contributions by the Company and Harris were nominal. The LLC Agreement provides that each party will bear their respective cost of design and development of the silicon chips. Harris will manufacture and sell the silicon chips to HARNCT, based on orders provided to HARNCT by the Company, at prices to be agreed upon by the Company and Harris. Administrative services required by HARNCT will be provided by Harris, the costs of which will be funded by HARNCT. No such services have been charged to or incurred by HARNCT as of December 31, 1996.

   OnActive Technologies, L.L.C. ("OAT") is a limited liability company currently owned 42.5% by Applied Acoustic Research, L.L.C. ("AAR"), 42.5% by the Company and 15.0% by Hoover Universal, Inc., a wholly owned subsidiary of Johnson Controls, Inc.("JCI") (collectively, the "Members") under an Operating Agreement concluded in December, 1995 and amended in May, 1996. OAT will design, develop, manufacture, market, distribute and sell Flat Panel Transducers(TM) ("FPT(TM)") and related components for use in audio applications and audio systems installed in ground based vehicles. Initial capital contributions by the Company and AAR were nominal and no Member is required to make any additional contribution to OAT. In May, 1996, JCI acquired a $1.5 million, 15% equity interest in OAT and acquired exclusive rights in the automotive OEM market to certain of the Company's and AAR's related patents for a total of $1.5 million, which was paid 50/50 to the Company and AAR. In connection therewith, the Company recorded a license fee of $750,000 during the year ended December 31, 1996. The Operating Agreement provides that services and subcontracts provided to OAT by the Members are to be compensated by OAT at 115% of the Members fully burdened cost. However, during 1996, administrative services required by OAT were provided by the Company and not charged to OAT. As of December 31, 1995 the Company recognized $80,000 of income relating to its share of 1995 profit in OAT. As of December 31, 1996 the Company reversed the $80,000 of income which related to its share of the 1996 loss in OAT.

   Foster/NCT Supply, Ltd., ("FNS") was a 30/70 joint venture between the Company and Foster which was established in June 1991 to serve as a supply joint venture for the Company's worldwide activities.

   In late 1994, Foster and the Company agreed that the acquisition of certain assets of ANVT by NCT (see Note 14.) removed the necessity for the continued existence of FNS. An orderly liquidation of FNS was completed in April 1995. The agreement provided for the Company's repurchase from Foster for $0.6 million of the exclusive headset manufacturing rights in the Far East (see FNH note above) and an immediate minimum 5% reduction in the price of headset products to be produced by Foster for the Company. The Company accrued a $0.8 million charge in 1994 relating to this agreement, of which $0.2 million was reflected as a current liability at December 31, 1994.

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

   As a result of the April, 1994 transfer to WNCT of the rights to market the Company's industrial silencer products and anticipation of the Company's November 15, 1995 agreement with Tenneco Automotive and Walker (see WNCT Note above), in October, 1995 Boet assumed all liabilities of BSA and the Board of Directors of BSA approved the dissolution of the joint venture.

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

   Foster and the Company entered into an agreement under which Foster provided and the Company purchased $2.0 million of various product and market development services deemed necessary by the Company for commercialization of several new headset and other products and the further development of the Company's Japanese markets. Upon completion of each such project or phase, the agreed budgeted amount therefore was billed to the Company and paid, at the Company's election, either in cash or by discharge of an equivalent amount of the Foster Notes, in which an appropriate number of the Foster Shares were released from the collateralization restrictions and the Common Stock subscription receivable was reduced. During 1995, $1.3 million of such services and assets were purchased by the Company and, at the Company's election was satisfied through the discharge of an equivalent amount of the Foster Notes. As of December 31, 1995, the Foster Notes have been paid-in-full.

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

   In March 1995, the Company and Ultra amended the teaming agreement and concluded a licensing and royalty agreement for $2.6 million and a future royalty of 1-1/2 % of sales commencing in 1998. Under the agreement, Ultra has also acquired the Company's active aircraft quieting business based in Cambridge, England, leased a portion of the Cambridge facility and has employed certain of the Company's employees.

   Accordingly, the Company recorded $2.6 million as a technology licensing fee relating to the net amount received from above noted amended teaming agreement and the licensing and royalty agreement in the first quarter of 1995.

   Siemens Medical Systems, Inc. ("Siemens") and NCT Medical Systems, Inc. ("NCTM"), a 90%-owned subsidiary of the Company, entered into an agreement in March 1992 to supply Siemens with NCTM/MRI systems, a noise cancellation and audio system for Magnetic Resonance Imaging systems ("MRI"), on an exclusive basis at specified quantities over two years. In return, Siemens agreed to utilize only NCTM/MRI systems in their MRI's during the two year period. During 1994, 1995 and 1996 NCTM has sold 48, 26 and 35 units, respectively, to Siemens. In late November 1993, the Company and Siemens signed a new agreement, superseding the 1992 agreement, which provides for the purchase by Siemens from the Company of European and U.S. versions of the Company's MRI headsets suitable for use with Siemens' MRI machines.

4. Inventories:

     Inventories comprise the following:

                                                      December 31,
                                                   1995           1996
      Components                                 $716,200       $542,700
      Finished goods                            1,339,900        619,600
                                             -------------  -------------
      Gross inventory                          $2,056,100     $1,162,300
      Reserve for obsolete & slow moving         (355,000)      (262,100)
      inventory
                                             -------------  -------------
      Inventory, net of reserves               $1,701,100       $900,200
                                             =============  =============


5. Property and Equipment:

     Property and equipment comprise the following:

                                Estimated
                               Useful Life            December 31,
                                 (Years)           1995         1996
  Machinery and equipment            5          $1,852,800  $1,763,000
  Furniture and fixtures             5             777,600     749,200
  Leasehold improvements          7-10           1,155,600   1,185,400
  Tooling                          1-3           1,430,300   1,061,900
  Other                           5-10             118,400     166,600
                                               ----------- -----------
       Gross                                    $5,334,700  $4,926,100
  Less, accumulated depreciation                (2,437,600) (2,873,600)
                                               ----------- -----------
       Net                                      $2,897,100  $2,052,500
                                               =========== ===========

  Depreciation expense for the years ended December 31, 1994, 1995 and 1996 was $531,000, $588,000 and $518,000, respectively.


6. Common Stock:

Private Placements:

   On November 8, 1995 the Company entered into a stock purchase agreement for the sale of 4.8 million shares of its common stock in a private placement to a foreign investor in consideration for $3.3 million in net proceeds to the Company. The closing of the transaction occurred on November 14, 1995. The purchaser of the common stock was subject to certain resale and transfer restrictions including those under Regulation S of the United States Securities Act of 1933, as amended.

   The Company completed a private placement of 2.0 million shares of its common stock on August 4, 1995 receiving approximately $0.7 million in net proceeds. The purchaser of the common stock was subject to certain resale and transfer restrictions including those under Regulation D of the Securities Act of 1933, as amended. As provided for in the Stock Purchase Agreement, within nine months of the closing date, the Company was obligated to file a registration statement with the Securities and Exchange Commission covering the registration of the shares for resale by the purchaser.

   On March 28, 1996, the Company sold 2.0 million shares of its common stock in a second private placement with the investor in the private placement described in the preceding paragraph that provided net proceeds to the Company of $0.7 million under terms and conditions substantially the same as those of the earlier private placement. A registration statement covering the 4.0 million shares of the Company's common stock issued in connection with this private placement and the one described in the preceding paragraph was declared effective by the Commission on September 3, 1996.

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

   On August 29, 1996, the Company sold 1.8 million shares of its common stock to the same foreign investor which purchased 4.8 million shares of the Company's common stock in November, 1995. The Company received $0.9 million of net proceeds. The purchaser is subject to certain resale and transfer restrictions with respect to these shares.

     See Note 15. "Subsequent Events" with respect to private placements of the Company's common stock subsequent to December 31, 1996.

Expenses paid with common stock:

   During 1994, the Company entered into agreements with third parties to issue common stock in satisfaction of certain obligations which amounted to $700,000.


Stock subscription receivable:

   The $13,000 stock subscription receivable at December 31, 1995 was due from a former director and was paid in 1996.

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


Shares reserved for common stock options and warrants:

   At December 31, 1996, aggregate shares reserved for issuance under common stock option plans and warrants amounted to 15.7 million shares of which common stock options and warrants for 12.5 million shares are outstanding (see Note 7.) and 12.3 million shares are exercisable.

7. Common Stock Options and Warrants:

   To be filed by amendment.


8. Related Parties:

   In 1989, the Company established a joint venture with Environmental Research Information, Inc., ("ERI") to jointly develop, manufacture and sell (i) products intended for use solely in the process of electric power generation, transmission and distribution and which reduce noise and/or vibration resulting from such process, (ii) personal quieting products sold directly to the electric utility industry and (iii) products that reduce noise and/or vibration emanating from fans and fan systems (collectively, "Power and Fan Products"). In 1991, in connection with the termination of this joint venture, the Company agreed, among other things, during the period ending February 1996, to make payments to ERI equal to (i) 4.5% of the Company's sales of Power and Fan Products and (ii) 23.75% of fees derived by the Company from its license of Power and Fan Products technology, subject to an overall maximum of $4,500,000. Michael J. Parrella, President of the Company, was Chairman of ERI at the time of both the establishment and termination of the joint venture and owns approximately 12% of the outstanding capital of ERI. In addition, Jay M. Haft, Chairman of the Board of Directors of the Company, shares investment control over an additional 24% of the outstanding capital of ERI. During the fiscal year ended December 31, 1996, the Company was not required to make any such payments to ERI under these agreements.

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

   Under the terms of the third Marketing Agreement, QSI is granted an exclusive right to market the Company's products that are or will be designed and sold for use in or with equipment used by electric and/or natural gas utilities for retrofit applications in North America. QSI is entitled to receive a sales commission on any sales to a customer of such products equal to 129% of QSI's marketing expenses attributable to the marketing of the products in question, which expenses are to be deemed to be the lesser of QSI's actual expenses or 35% of the revenues received by the Company from the sale of such products. QSI is also entitled to receive a 5% commission on research and development funding similar to that described above. QSI's exclusive rights continue for an indefinite term provided it meets certain performance criteria relating to marketing efforts during the first two years following product availability in commercial quantity and minimum levels of product sales in subsequent years. In the event QSI's rights become non-exclusive, depending on the circumstances causing such change, the initial term then becomes either three or five years from the date of this Marketing Agreement, with subsequent one-year automatic renewals in each instance unless either party elects not to renew. During the fiscal year ended December 31, 1996, the Company was not required to pay any commissions to QSI under any of these Marketing Agreements.

   The Company has also entered into a Teaming Agreement with QSI under which each party agrees to be responsible for certain activities relating to transformer quieting system development projects to be undertaken with utility companies. Under this Teaming Agreement, QSI is entitled to receive 19% of the amounts to be received from participating utilities and the Company is entitled to receive 81%. During the fiscal year ended December 31, 1996, the Company made no payments to QSI.

   In March 1995, the Company entered into a Master Agreement with QSI under which QSI was granted an exclusive worldwide license under certain NCT patents and technical information to market, sell and distribute transformer quieting products, turbine quieting products and certain other products in the utility industry. Under the Master Agreement, QSI is to fund development of the products by the Company and the Company is to manufacture the products. However, QSI may obtain the right to manufacture the products under certain circumstances include NCT's failure to develop the products or the failure of the parties to agree on certain development matters. In consideration of the rights granted under the Master Agreement, QSI is to pay the Company a royalty of 6% of the gross revenues received from the sale of the products and 50% of the gross revenues received from sublicensing the rights granted to QSI under the Master Agreement after QSI has recouped 150% of the costs incurred by QSI in the development of the products in question. The Company is obligated to pay similar royalties to QSI on its sale of the products and the licensing of rights covered under the Master Agreement outside the utility industry and from sales and licensing within the utility industry in the Far East. In addition to the foregoing royalties, QSI is to pay an exclusivity fee to the Company of $750,000; $250,000 of which QSI paid to the Company in June 1994. The balance is payable in equal monthly installments of $16,667 beginning in April 1995. QSI's exclusive rights become non-exclusive with respect to all products if it fails to pay any installment of the exclusivity fee when due and QSI loses such rights with respect to any given product in the event it fails to make any development funding payment applicable to that product. The Master Agreement supersedes all other agreements relating to the products covered under the Master Agreement, including those agreements between the Company and QSI described above.

   Immediately following the execution to the Master Agreement, the Company and QSI entered into a letter agreement providing for the termination of the Master Agreement at the Company's election if QSI did not pay approximately $500,000 in payables then owed to the Company by May 15, 1995.

   In April 1995, the Company and QSI entered into another letter agreement under which QSI agreed to forfeit and surrender the five year warrant to purchase 750,000 shares of the Company's common stock issued to QSI under the first Marketing Agreement described above. In addition, the $500,000 balance of the exclusivity fee provided for under the Master Agreement was reduced to $250,000 to be paid in 30 monthly installments of $8,333 each and the payment of the indebtedness to be paid under the letter agreement described in the preceding paragraph was revised to be the earlier of May 15, 1996, or the date of closing of a financing of QSI in an amount exceeding $1.5 million, whichever first occurs. Such indebtedness is to be evidenced by a promissory note, non payment of which is to constitute an event of termination under the Master Agreement.

   On May 21, 1996, the Company and QSI entered into another letter agreement extending the time by which the payments from QSI to the Company under the April 1995 letter agreement described above were to be made. Under the letter the payment of certain arrearages in the payment of the exclusivity fee was to be made not later than June 15, 1996, with the balance continuing to be payable by monthly payments of $8,333 and as provided in the May 1995 letter agreement. In addition the payment of the other indebtedness owed by QSI to the Company was to be paid by a payment of $25,000 at the time QSI obtained certain anticipated financing with the balance paid by monthly payments of $15,000 each. Default in QSI's timely payment of any of the amounts specified in the May 21, 1996 letter agreement was to cause the immediate termination of the Master Agreement and all rights granted to QSI thereunder.

   On April 9, 1997, the Company and QSI entered into another letter agreement revising the payment schedule set forth in the May 21, 1996 letter agreement applicable to the payment of the indebtedness owed to the Company by QSI other than the unpaid portion of the exclusivity fee. Under the revised schedule, the full amount of such indebtedness is to be paid by an initial payment of $125,000 on or before April 21, 1997, and a second payment of $200,000 upon the closing of a proposed financing in June 1997 or on January 1, 1998, whichever first occurs. The Company is also entitled to receive 15% of any other financing obtained by QSI in the interim as well as interest at the rate of 10% per annum on the unpaid amount of such indebtedness from July 1, 1997. The letter agreement also provides for the continuation of QSI's payment of the exclusivity fee in accordance with the earlier letter agreements as well as the payment of $11,108 by April 21, 1997, for headset products sold by the Company to QSI in 1996. In the event of a default in QSI's timely payment of any of the amounts specified in the April 9, 1997 letter agreement, the Company has the right to cause the termination of the Master Agreement and all rights granted by QSI thereunder upon 10 days notice of termination to QSI.

   As of April 10, 1997, QSI has paid all installments due and payable for the exclusivity fee and, other than as described above, owes no other amounts to the Company.

   During 1994, 1995 and 1996 the Company purchased $2.2 million, $0.5 million and $0.6 million respectively, of products from its various manufacturing joint venture entities of which $0.3 million was included in accounts payable at December 31, 1995. There were no accounts payable related to manufacturing joint venture entities at December 31, 1996 reflecting the termination or transfer of ownership of the subject ventures in 1995 (see Note 3.).

   As discussed in Note 6., the Company had stock subscription receivables from a joint venture partner in 1994 and a former director in 1995, which were paid in 1996.

9. Income Taxes:

   The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Accordingly, deferred tax assets and liabilities are established for temporary differences between tax and financial reporting bases of assets and liabilities. A valuation allowance is established when the Company determines that it is more likely than not that a deferred tax asset will not be realized. The Company's temporary differences primarily result from depreciation related to machinery and equipment, compensation expense related to warrants, options and reserves. The adoption of the aforementioned accounting standard had no effect on previously reported results of operations.

   At December 31, 1996, the Company had available net operating loss carryforwards of approximately $67.4 million and research and development credit carryforwards of $1.2 million for federal income tax purposes which expire as follows:


                                                 Research and
                               Net Operating     Development
                Year              Losses           Credits
                          --------------------  ----------------
                1999               $151,500                 --
                2000                129,300                 --
                2001                787,200                 --
                2002              2,119,000                 --
                2003              1,974,000                 --
                2004              1,620,500                 --
                2005              3,869,900           $141,000
                2006              1,822,500            191,900
                2007              6,865,800            117,800
                2008             13,455,500            320,500
                2009             16,292,500            413,200
                2010              9,385,900             61,400
                2011              8,887,400                 --
                          -------------------   ----------------
                    Total       $67,361,000         $1,245,800
                          ===================   ================

   The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance of $5,883,600, $1,395,000 and $3,251,100 in 1994, 1995 and
1996, respectively.

   The types of temporary differences that give rise to significant portions of the deferred tax assets and the federal and state tax effect of those differences as well as federal net operating loss and research and development credit at December 31, 1995, and 1996 were as follows:


                                                1995              1996
                                        ---------------      ------------
    Accounts receivable                       $280,900          $280,700
    Inventory                                  155,700           107,800
    Property and equipment                     102,000           187,300
    Accrued expenses                            36,600           243,300
    Stock compensation                       2,651,400         2,684,000
    Other                                      349,100           324,100
                                        ---------------      ------------
       Total temporary differences          $3,575,700         3,827,100
    Federal net operating losses            19,964,500        22,902,800
    Federal research and development
    credits                                  1,184,400         1,245,800
                                        ---------------      ------------
                                           $24,724,600       $27,975,700
    Less: Valuation allowance              (24,724,600)      (27,975,700
       Deferred taxes                            $ ---             $ ---
                                        ================     ============


10. Litigation:

   On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. The suit requests the Court to award judgment in favor of Mr. Valerio as follows: (i) establish and declare that a proposed independent sales representation agreement submitted to Mr. Valerio by the Company and signed by Mr. Valerio but not executed by the Company was made and entered into between Mr. Valerio and the Company on June 30, 1992; (ii) declare that the Company is guilty of breach of contract and that the purported agreement was terminated by unilateral and illegitimate withdrawal by the company; (iii) order the Company to pay Mr. Valerio $30,000 for certain amounts alleged to be owing to Mr. Valerio by the Company; (iv) order the Company to pay commissions to which Mr. Valerio would have been entitled if the Company had followed up on certain alleged contacts made by Mr. Valerio for an amount to be assessed by technicians and accountants from the Court Advisory Service; (v) order the Company to pay damages for the harm and losses sustained by Mr. Valerio in terms of loss of earnings and failure to receive due payment in an amount such as shall be determined following preliminary investigations and the assessment to be made by experts and accountants from the Court Advisory Service and in any event no less than 3 billion Lira ($18.9 million); and (vi) order the Company to pay damages for the harm done to Mr. Valerio's image for an amount such as the judge shall deem equitable and in case for no less than 500 million Lira ($3.1 million). The Company retained an Italian law firm as special litigation counsel to the Company in its defense of this suit. On March 6, 1996, the Company, through its Italian counsel, filed a brief of reply with the Tribunal of Milan setting forth the Company's position that: (i) the Civil Tribunal of Milan is not the proper venue for the suit, (ii) Mr. Valerio's claim is groundless since the parties never entered into an agreement, and (iii) because Mr. Valerio is not enrolled in the official Register of Agents, under applicable Italian law Mr. Valerio is not entitled to any compensation for his alleged activities. A preliminary hearing before the Tribunal was held on May 30, 1996, certain pretrial discovery has been completed and a hearing before a Discovery Judge was held on October 17, 1996. Submissions of the parties final pleadings were to be made in connection with the next hearing which was scheduled for April 3, 1997. On April 3, 1997, the Discovery Judge postponed this hearing to May 19, 1998, due to a reorganization of all proceedings before the Tribunal of Milan. Management is of the opinion that the lawsuit is without merit and will contest it vigorously. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations.
However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a severe material effect on quarterly or annual operating results.


11. Commitments and Contingencies:

   The Company is obligated for minimum annual rentals (net of sublease income) under operating leases for offices and laboratory space, expiring through December 2001 with various renewal options, as follows:


          Year Ending
          December 31,          Amount

             1997             $440,000
             1998              443,000
             1999              383,000
             2000              221,000
             2001               13,000
                            ==========
                 Total      $1,500,000
                            ==========

   Rent expense was $760,400, $794,200 and $573,000 for each of the three years ended December 31, 1994, 1995 and 1996, respectively. During 1995, rent expense was paid, in part, through the issuance of common stock (see Note 6.).

      In April, 1996, the Company established the Noise Cancellation Employee Benefit Plan (the "Benefit Plan") which provides, among other coverage, certain health care benefits to employees and directors of the Company's United States operations. The Company administers this modified self insured Benefit Plan through a commercial third party administrative health care provider. The Company's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $1.0 million while combined individual and family benefit exposure in each Benefit Plan fiscal year is limited to $35,000. Benefit claims in excess of the above mentioned individual or the maximum aggregate stop loss are covered by a commercial third party insurance provider to which the Company pays a nominal premium for the subject stop loss coverage. The Company records benefit claim expense in the period in which the benefit claim is incurred. As of March 25, 1997, the Company was not aware of any material benefit claim liability.

   12. Information on Business Segments:

   The Company operates in only one business segment, specifically engaged in the design, development, production and distribution of electronic systems that actively reduce noise and vibration. The Company's worldwide activities consist of operations in the United States, Europe and Japan. Revenue, (income) loss and identifiable assets by geographic area are as follows:

                           ---------------------------------------
                               Twelve Months Ended December 31,
                               1994         1995           1996
                           -----------   -----------   -----------
    Revenues
       United States        $4,610,600    $6,095,300    $2,673,500
       Europe                2,130,900     4,065,200       480,400
       Far East                382,400       305,800         9,700
                           -----------   -----------   -----------
            Total           $7,123,900   $10,466,300    $3,163,600
                           ===========   ===========   ===========
    Net (Income) Loss
       United States       $21,446,600    $3,761,100    $9,752,000
       Europe                  (12,100)      (36,000)      911,500
       Far East                472,200       343,400       160,800
                           -----------   -----------   -----------
            Total          $21,906,700    $4,068,500   $10,824,300
                           ===========   ===========   ===========
    Identifiable Assets
        United States      $10,493,900    $8,997,400    $5,366,000
        Europe               1,877,500       586,000       515,200
                           -----------   -----------   -----------
            Total          $12,371,400    $9,583,400    $5,881,200
                           ===========   ===========   ===========

13.  Accounting for Certain Investments in Debt and Equity Securities:

   On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 prescribes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company has classified its investments, consisting of a portfolio of short term U.S. Treasury Bills and related investments, as trading securities which are reported at fair market value. The cumulative effect of adoption of the new standard as of January 1, 1994, is not material. During the twelve month period ended December 31, 1994, the Company recorded charges totaling $375,200 relating to realized and unrealized losses in its investments. No such charge was incurred in 1995 or 1996. Interest income from investments was $587,000, $53,000 and $28,000 for the twelve months ended December 31, 1994, 1995 and 1996 respectively.



14.  Acquisition of Certain ANVT Assets:

   On September 16, 1994, the Company acquired the patents, technology, other intellectual property and certain related tangible assets of ANVT. The Company also acquired all rights under certain joint venture and customer agreements subject to the consent of the other parties to those agreements.

   Under the acquisition agreement, the Company paid $200,000 plus 2,000,000 shares of its common stock resulting in a total purchase price of $2,400,000. In addition, ANVT is entitled to a future contingent earn-out based on revenues generated by the ANVT contracts assigned to the Company as well as certain types of agreements to be entered into by the Company with parties previously having a business relationship with ANVT. Future contingent payments, if any, will be charged against the associated revenues. Companies that were parties to agreements with ANVT on the closing date include Fiat CIEI S.p.A. (a Fiat/Gilardini affiliate), Alpine Electronics, Inc., Applied Acoustic Research, Inc., GEC-Marconi Avionics Limited and Arvin Industries, Inc. As of the period ended December 31, 1996, no such contingent earn-out or payments were due ANVT.

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


        Patents and Other Intangibles            $1,700,000
        Research and Development                    500,000
        In-Process
        Property and Equipment                      200,000
             Total                               $2,400,000

   The Company allocated $500,000 to in-process research and development projects, resulting in a corresponding charge to the Company's operations in 1994.

   The patents are being amortized over their respective remaining lives, which at the time of acquisition ranged from one to seventeen years.

15.  Subsequent Events:

   On November 19, 1996, the Company entered into an agreement to sell an aggregate amount of $3.0 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement to a group of Canadian investors (the "Investor") through a sole dealer. The closing was to occur on or before November 27, 1996. The Debentures, issued pursuant to Regulation S of the Securities Act of 1933 ("the November 1996 Financing") were to be due December 31, 1999 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investor, at its discretion, would have been able to convert the principal and interest due on the Debentures into the Company's common stock at any time on or after January 20, 1997. In the event of such a conversion, the conversion price would be the lessor of 85% of the closing bid price of the Company's common stock on the closing date or 70% of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company would, at closing, reserve and subsequently cause to be deposited with an escrow agent 15 million shares of the Company's common stock. Subject to certain conditions, the Company also had the right to require the Investor to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. Subsequent to the closing date of the above financing, the Company was to use its best efforts to carry out the necessary actions to effect at least a 10:1 reverse split of the Company's common stock.

   The November 1996 financing was not completed as described above. The Company increased the aggregate amount of debentures offered to $4.0 million and obtained subscriptions for $3.9 million of such amount, of which $3.4 million was completed with five investors that are different than the Investor described above, between January 15, 1997 and March 25, 1997, which resulted in net proceeds to the Company of $3.2 million. An additional $0.5 million of debentures has been subscribed for by one investor which is to close after that investor converts $0.75 million of its current holdings of $1.5 million of debentures into common stock of the Company. The terms of the debentures are similar to those described above, but the conversion price, if the average bid price of the stock for the five days preceding conversion is used as the basis for computing conversion, ranges from 75% to 60%% of that price and there is no requirement that the Company use its best efforts to carry out the necessary actions to effect at least a 10:1 reverse split of the Company's common stock.

   On March 28, 1997, the Company and New Transducers Ltd. ("NXT"), a wholly owned subsidiary of Verity Group PLC ("Verity") executed a cross licensing agreement. Under terms of the agreement, the Company will license patents and patents pending which relate to FPT(TM) technology to NXT, and NXT will license patents and patents pending which relate to parallel technology to the Company. In consideration of the license, NCT recorded a $3.0 million license fee receivable from NXT as well as royalties on future licensing and product revenue. Concurrently with the cross licensing agreement, the Company and Verity executed agreements granting each an option for a four year period commencing on March 28, 1998, to acquire a specified amount of the common stock of the other subject to certain conditions and restrictions. With respect to the Company's option to Verity, 3.8 million shares of common stock (approximately 3.4% of the then issued and outstanding common stock) of the Company are covered by such option, and 5.0 million ordinary shares (approximately 2.0% of the then issued and outstanding ordinary shares) of Verity are covered by the option granted by Verity to the Company. The exercise price under each option is the fair value of a share of the applicable stock on March 28, 1997, the date of grant. If the Company does not obtain stockholder approval of an amendment to its Certificate of Incorporation increasing its common stock capital by an amount sufficient to provide shares of the Company's common stock issuable upon the full exercise of the option granted to Verity by September 30, 1997, both options expire.

==============================================================================

==============================================================================
                (Richard A. Eisner & Company, L.L.P. Letterhead)

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULE

Board of Directors and Stockholders
Noise Cancellation Technologies, Inc.

     The audits referred to in our report, which except for omission of information required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", dated February 28, 1997 (with respect to Note 15, March 28, 1997 and Note 8, April 10, 1997), included Schedule II for the years ended December 31, 1996, December 31, 1995 and December 31, 1994. In our opinion, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.

 /s/ RICHARD A. EISNER & COMPANY, L.L.P.

New York, New York
February 28, 1997

With respect to Note 15
March 28, 1997

With respect to Note 8
April 10, 1997



NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS                        SCHEDULE II
(In thousands of dollars)


-------------------------------------------------------------------------------------------------------------------------------
               Column A                     Column B                        Column C           Column D            Column E
-------------------------------------------------------------------------------------------------------------------------------

                                                                            Additions
                                                         ---------------------------------
                                                              (1)              (2)
                                                         ---------------------------------
                                           Balance at      Charged to       Charged to
                                          beginning of     costs and     other accounts -     Deductions          Balance at
              Description                    Period         expenses         describe          describe          end of period
-------------------------------------------------------------------------------------------------------------------------------

Year ended December 31, 1994:
  Allowance for doubtful accounts            $   184         $   871            $   -           $   154             $    901
                                         =============== =============== ================= ==================    ==============

Year ended December 31, 1995:
  Allowance for doubtful accounts            $   901         $   552            $   -           $ 1,334      (2)    $    119
                                         =============== =============== ================= ==================    ==============

Year ended December 31, 1996:
  Allowance for doubtful accounts            $   119         $   192            $    -          $   188      (2)    $    123
                                         =============== =============== ================= ==================    ==============

Year ended December 31, 1994:
  Allowance for inventory obsolence          $   170         $ 1,855            $    -          $     -             $  2,025
                                         =============== =============== ================= ==================    ==============

Year ended December 31, 1995:
  Allowance for inventory obsolence          $ 2,025         $   452            $    -           $ 2,122     (1)    $    355
                                         =============== =============== ================= ==================    ==============

Year ended December 31, 1996:
  Allowance for inventory obsolence          $   355         $     -            $    -           $    93     (1)    $    262
                                         =============== =============== ================= ==================    ==============

Attention is directed to the foregoing accountant's report's and to the accompanying notes to the consolidated financial statements. (1) To write off reserves applied to December 31, 1994 inventory. (2) To write off fully reserved accounts receivable deemed uncollectible at December 31, 1995 and 1996.



NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES           EXHIBIT 11
Computation of Net (Loss) Per Share
                                                          (In thousands, except per share amounts)
                                                                  Year Ended December 31,
                                                              ---------    ---------    ---------
                   PRIMARY                                       1994         1995         1996
                                                              ---------    ---------    ---------
Net (loss)                                                    ($ 21,907)   ($  4,068)   ($ 10,825)
   Less: reduction of interest expense or interest
   earned attributable  to utilization of assumed
   proceeds from exercise of options and warrants
   in excess of amounts required to repurchase
   20% of the outstanding common stock at average
   market price
                                                              =========    =========    =========
   ADJUSTED NET (LOSS)                                        ($ 21,907)   ($  4,068)   ($ 10,825)
                                                              =========    =========    =========

Weighted average number of shares outstanding                    82,906       87,921      101,191
   Add: common equivalent shares (determined using
   the "Treasury Stock" method) representing shares
   issuable  upon assumed exercise of options and
   warrants in excess of average market price                     5,488        4,428        3,904

Shares issuable upon conversion of Series B
   preferred shares                                                --           --           --
                                                              =========    =========    =========
   SHARES USED FOR COMPUTATION                                   88,394       92,349      105,095
                                                              =========    =========    =========

   PRIMARY NET (LOSS) PER SHARE                               ($   0.25)   ($   0.04)   ($   0.10)
                                                              =========    =========    =========

                FULLY DILUTED
Net (loss)                                                    ($ 21,907)   ($  4,068)   ($ 10,825)
   Less:  reduction  of interest  expense or  interest  earned  attributable  to utilization  of assumed  proceeds  from  exercise of options and  warrants in excess of amounts required to repurchase 20% of the outstanding  common stock at year-end market price if greater than average market price
                                                              =========    =========    =========
   ADJUSTED NET (LOSS)                                        ($ 21,907)   ($  4,068)   ($ 10,825)
                                                              =========    =========    =========

Weighted average number of shares outstanding                    82,906       87,921      101,191
   Add: common equivalent shares (determined using
   the "Treasury Stock" method) representing shares
   issuable  upon assumed exercise of options and
   warrants in excess of year-end market price
   if greater than average market price                           5,488        4,428        3,904

Shares issuable upon conversion of Series B
   preferred shares                                                --           --           --
                                                              =========    =========    =========
   SHARES USED FOR COMPUTATION                                   88,394       92,349      105,095
                                                              =========    =========    =========

FULLY DILUTED NET (LOSS) PER SHARE                            ($   0.25)   ($   0.04)   ($   0.10)
                                                              =========    =========    =========

The above per share data are not reported on the statement of operations because such data is anti-dilutive


