Form 10-K/A
period 1996-12-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1997-04-21
CIK 722051

                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                         FORM 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     In our report, included in the annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 1997 we referred to the omission by the Company of information required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As described in Note 7, the Company has now provided the information required by SFAS No. 123.

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

With respect to Note 7
April 18, 1997


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

7. Common Stock Options and Warrants:

     The Company applies APB 25 in accounting for its various stock option incentive plans and warrants and, accordingly, recognizes compensation expense as the difference, if any, between the fair value of the underlying common stock and the grant price of the option on the date of grant. The effect of applying SFAS No. 123 on 1995 and 1996 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future periods due to, among other factors, (i) the vesting period of the stock options and (ii) the fair value of additional stock option grants in future periods. If compensation expense for the Company's stock option plans and warrants had been determined based on the fair value of the options or warrants at the grant date for awards under the plans in accordance with the methodology prescribed under SFAS No. 123, The Company's net loss would have been $5.8 million and $12.8 million, or $(.07) per share and $(.13) per share in 1995 and 1996, respectively. The fair value of the options and warrants granted in 1995 and 1996 are estimated in the range of $0.44 to $1.25 and $0.48 to $0.58 per share, respectively, on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield 0%, volatility of 1.040 and
1.225 in 1995 and 1996, respectively, risk free interest rates in the range of 5.63% to 7.84% and 5.05% to 6.50% for 1995 and 1996, respectively, and expected life of 3 years.
Stock Options:

     The Company's 1987 Stock Option Plan (the "1987 Plan") provides for the granting of up to 4,000,000 shares of common stock as eith er incentive stock options or nonstatutory stock options. Options to purchase shares may be granted under the 1987 Plan to persons who, in the case of incentive stock options, are full-time employees (including officers and directors) of the Company; or, in the case of nonstatutory stock options, are employees or non-employee directors of the Company. The exercise price of all incentive stock options must be at lease equal to the fair market value of such shares on the date of the grant and may be exercisable over a ten-year period. The exercise price and duration of the nonstatutory stock options are to be determined by the Board of Directors.


Additional information with respect to 1987 Plan activity is summarized as follows:

                                                        Years Ended December 31,
                                       --------------------------------------------------------------
                                             1994                  1995              1996
                                       -------------------    -----------------    ------------------
                                                 Weighted              Weighted             Weighted
                                                 Average               Average              Average
                                                 Exercise              Exercise             Exercise
                                       Shares    Price        Shares   Price       Shares   Price
Outstanding at beginning of year     2,089,741   $ 0.57     1,790,472  $ 0.58     1,540,000  $ 0.56
Options granted
                                             -        -             -       -             -     -
Options exercised                     (289,269)    0.49      (232,651)   0.66             -     -
Options cancelled, expired
or forfeited                           (10,000)    1.49       (17,821)   1.39       (40,000)   1.31
                                     ==========             ==========            ==========
Outstanding at end of year           1,790,472  $ 0.58      1,540,000  $ 0.56     1,500,000  $ 0.54
                                     ==========             ==========            ==========

Options exercisable at
year-end                             1,790,472  $ 0.58      1,540,000  $ 0.56     1,500,000  $ 0.54
                                     ==========             ==========            ==========


The  following  table  summarizes  information  about 1987 Plan stock options outstanding at December 31, 1996:
                                                                                Options
                                     Options Outstanding                      Exercisable
                             -------------------------------------         ------------------
                                            Weighted
                                            Average
                                            Remaining     Weighted                      Weighted
                                            Contractual   Average                       Average
                             Number         Life          Exercise         Number       Exercise
Range of Exercise Price      Outstanding    (In Years)    Price            Exercisable  Price
$0.50 to $0.78               1,500,000          0.17      $ 0.54           1,500,000    $ 0.54

     As of December 31, 1996, options for the purchase of 67,821 shares were available for future grant under the 1987 Plan.


(C)


Additional information with respect to non-plan stock option activity is summarized as follows:

                                                        Years Ended December 31,
                                    --------------------------------------------------------------
                                             1994                 1995               1996
                                    -------------------    -----------------    ------------------
                                               Weighted             Weighted             Weighted
                                               Average              Average              Average
                                               Exercise             Exercise             Exercise
                                      Shares   Price       Shares   Price       Shares   Price
Outstanding at beginning of year    1,948,791  $ 2.05    1,641,995  $ 1.98      403,116  $ 1.04
Options granted                             -       -            -       -            -       -
Options exercised                    (113,000)   0.55     (328,667)   0.51      (26,667)   0.50
Options cancelled, expired
or forfeited                         (193,796)   3.55     (910,212)   2.92       (4,000)   1.33
                                    ---------            ---------            ---------
Outstanding at end of year          1,641,995  $ 1.98      403,116  $ 1.04      372,449  $ 1.08
                                    =========            =========            =========
Options exercisable at              1,458,495  $ 1.82      399,116  $ 1.02      370,449  $ 1.07
year-end                            =========            =========            =========


The following table summarizes information about non-plan stock options outstanding at December 31, 1996:

                                                                                Options
                                  Options Outstanding                         Exercisable
                             -----------------------------------        ----------------------
                                           Weighted
                                           Average
                                           Remaining    Weighted                      Weighted
                                           Contractual  Average                       Average
                             Number        Life         Exercise         Number       Exercise
Range of Exercise Price      Outstanding   (In Years)   Price            Exercisable  Price

$0.50 to $5.36                 372,449         3.17     $ 1.08             370,449    $ 1.07




     On October 6, 1992, the Company adopted a stock option plan (the "1992 Plan") for the granting of options to purchase up to 1,639,865 shares of common stock to officers, employees and certain directors and on that date granted options on 1,357,989 shares at a price of $2.375 under the 1992 Plan. On April 14, 1993, the Company amended the 1992 Plan to provide for the granting of options and restricted stock awards covering up to an additional 4,360,135 shares of common stock to officers, employees and non-employee directors. The exercise price of all options granted under the 1992 Plan may not be less than the market value of a share of common stock on the date of grant. On May 27, 1993, the 1992 Plan and the grants received stockholder approval at the 1993 Annual Meeting of Stockholders. On November 8, 1995, in connection with the Company's action undertaken to make shares of the Company's common stock available for issuance in private placements to raise additional working capital for the Company, the Company again amended the 1992 Plan to provide for the granting of options and restricted stock awards to officers, employees and non-employee directors covering a total of 10,000,000 shares of common stock. On July 17, 1996, the amendment to the 1992 Plan received stockholder approval at the 1996 Annual Meeting of Stockholders. At December 31, 1996, options for 6,022,765 shares are outstanding, of which 5,835,265 are exercisable under this plan at prices ranging from $.656 to $4.00.


(D)

Additional information with respect to 1992 Plan activity is summarized as follows:

                                                       Years Ended December 31,
                                  ---------------------------------------------------------------
                                         1994                  1995                 1996
                                  ------------------- ----------------- -------------------------
                                               Weighted              Weighted            Weighted
                                               Average               Average             Average
                                               Exercise              Exercise            Exercise
                                   Shares      Price     Shares      Price    Shares     Price
Outstanding at beginning of year 2,664,927     $ 3.07  4,058,542     $ 2.75  4,004,248   $ 1.00
Options granted                  1,718,004       2.24  5,386,422       1.04  2,156,500     0.67
Options exercised                   (6,210)      2.38   (161,423)      0.85    (33,533)    0.75
Options cancelled, expired
or forfeited                      (318,179)      2.74 (5,279,293)      2.29   (104,450)    1.37
                                 ---------             ---------             ---------
Outstanding at end of year       4,058,542     $ 2.75  4,004,248       1.00  6,022,765   $ 0.86
                                 =========             =========             =========

Options exercisable at
year-end                         3,851,042     $ 2.84  1,534,335     $ 1.31  5,835,265   $ 0.86
                                 =========             =========             =========




The following table summarizes information about 1992 Plan stock options outstanding at December 31, 1996:

                                                                          Options
                                      Options Outstanding                   Exercisable
                             ------------------------------------       --------------------
                                           Weighted
                                           Average
                                           Remaining      Weighted                     Weighted
                                           Contractual    Average                      Average
                              Number       Life           Exercise          Number     Exercise
Range of Exercise Price       Outstanding  (In Years)     Price          Exercisable   Price

$0.66 to $4.00               6,022,765        4.20       $ 0.86         5,835,265     $ 0.86


   On November 15, 1994 the Board of Directors adopted the Noise Cancellation Technologies, Inc. Option Plan for Certain Directors (the "Directors Plan"), as amended. Under the Directors Plan 821,000 shares have been approved by the Board of Directors for issuance. The options granted under the Directors Plan have exercise prices equal to the fair market value of the Common Stock on the grant dates, and expire five years from date of grant. On November 8, 1995, in connection with the Company's action undertaken to make shares of the Company's common stock available for issuance in private placements to raise additional working capital for the Company, the Company amended the Directors Plan. This amendment included an increase in the number of shares of common stock of the Company covered by the Directors' Plan from 725,000 to 821,000. On July 17, 1996, the amendment to the Directors Plan received stockholder approval at the 1996 Annual Meeting of Stockholders.

   As of December 31, 1996, 2,457,311 shares were available for future grants of restricted stock awards and for options to purchase common stock under the 1992 Plan.

(E)

Additional information with respect to Director's Plan activity is summarized as follows:

                                                    Years Ended December 31,
                                  ------------------------------------------------------------------
                                         1994                1995                1996
                                  -------------------- --------------------- -----------------------
                                             Weighted             Weighted              Weighted
                                             Average              Average               Average
                                             Exercise             Exercise              Exercise
                                   Shares    Price      Shares    Price       Shares    Price
Outstanding at beginning of year        -    $    -     240,000   $ 0.97      821,000   $ 0.73
Options granted                    240,000     0.97   1,076,000     0.77           -         -
Options exercised                       -         -          -         -           -         -
Options cancelled, expired
or forfeited                            -         -    (495,000)    0.92      (75,000)    0.75
                                 ---------            ---------             ---------
Outstanding at end of year         240,000   $ 0.97     821,000   $ 0.73      746,000   $ 0.73
                                 =========            =========             =========

Options exercisable at
year-end                                -         -     305,000   $ 0.70      746,000   $ 0.73
                                 =========            =========             =========

The following table summarizes information about Director's Plan stock options outstanding at December 31, 1996:

                                                                                   Options
                                      Options Outstanding                        Exercisable
                             -------------------------------------         -----------------------
                                            Weighted
                                            Average
                                            Remaining     Weighted                        Weighted
                                            Contractual   Average                         Average
                              Number        Life          Exercise          Number        Exercise
Range of Exercise Price       Outstanding   (In Years)    Price             Exercisable   Price
$0.66 to $0.75                  746,000         2.88      $ 0.73              746,000     $ 0.73

   As of December 31, 1996, options for the purchase of 75,000 shares were available for future grants under the Director's Plan.

Warrants:

The Company had shares of its common stock reserved at December 31, 1994, December 31, 1995, and December 31, 1996, for warrants outstanding, all of which are exercisable.

(F)

Additional  information  with respect to warrant  activity is  summarized  as follows:
                                                     Years Ended December 31,
                                 ------------------------------------------------------------------
                                        1994                   1995                   1996
                                 ---------------------  ---------------------  ---  ---------------
                                              Weighted               Weighted              Weighted
                                              Average                Average               Average
                                              Exercise               Exercise              Exercise
                                   Shares     Price      Shares      Price      Shares     Price
Outstanding at beginning of year 6,540,388    $ 0.99    4,829,896    $ 1.20    4,032,541   $ 0.71
Options granted                     89,000      1.03    2,418,750      0.76            -        -
Options exercised               (1,799,492)     0.42     (327,105)     0.76     (144,002)    0.45
Options cancelled, expired
or forfeited                             -         -   (2,889,000)     1.57            -        -
                                 ---------              ---------              ---------
Outstanding at end of year       4,829,896    $ 1.20    4,032,541    $ 0.71    3,888,539   $ 0.72
                                 =========              =========              =========

Options exercisable at
year-end                         4,829,896    $ 1.20    4,032,541    $ 0.71    3,888,539   $ 0.72
                                 =========              =========              =========

The following table summarizes information about warrants outstanding at December 31, 1996:

                                                                                Options
                                       Options Outstanding                    Exercisable
                             -------------------------------------       ----------------------
                                           Weighted
                                           Average
                                           Remaining      Weighted                     Weighted
                                           Contractual    Average                      Average
                             Number        Life           Exercise       Number        Exercise
Range of Exercise Price      Outstanding   (In Years)     Price          Exercisable   Price

$0.20 to $4.00               3,888,539         1.48       $ 0.72         3,888,539     $ 0.72

   In 1995, the Company issued 2,144,750 at market value then currently unexercisable warrants to certain directors and officers. These new unexercisable warrants were equal to 115% of 1,865,000 warrants forfeited to enable the Company to assemble sufficient shares of common stock to complete the 1995 private placements (see Note 6). The 15% increase in the number of replacement vs. forfeited warrants was in consideration for the unexercisability of the at-the-money replacement warrants until such time there are a sufficient quantity of shares available to cover the exercise of the subject warrants. Also in 1995, the Company similarly issued 274,000 at market value then currently unexercisable warrants to purchase shares of the Company's common stock to two outside consultants who forfeited an equivalent number of out-of-the money warrants for the purpose noted above. At the Annual Meeting of Stockholders held on July 17, 1996, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number shares of Common Stock authorized thereunder from 100,000,000 shares to 140,000,000 shares thereby providing a sufficient quantity of shares of common stock to cover the exercise of the above noted warrants.

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

     During 1994, 1995 and 1996 the Company purchased $2.2 million, $0.5 million and $0.6 million respectively, of products from its various manufacturing joint venture entities of which $0.3 million was included in accounts payable at December 31, 1994 and December 31, 1995. There were no accounts payable related to manufacturing joint venture entities at December 31, 1995 and December 31, 1996 reflecting the termination or transfer of ownership of the subject ventures in 1995 (see Note 3.).

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

                (Richard A. Eisner & Company, L.L.P. Letterhead)

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULE

Board of Directors and Stockholders
Noise Cancellation Technologies, Inc.

  The audits referred to in our report, dated February 28, 1997 (with respect to Note 15, March 28, 1997 and Note 8, April 10, 1997), included Schedule II for the years ended December 31, 1996, December 31, 1995 and December 31, 1994. In our opinion, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulation of the Securities and Exchange Commission.

/s/ RICHARD A. EISNER & COMPANY, L.L.P.

New York, New York
February 28, 1997

With respect to Note 15
March 28, 1997

With respect to Note 8
April 10, 1997

With respect to Note 7
April 18, 1997



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
                                                              =========    =========    =========

The above per share data are not reported on the statement of operations because such data is anti-dilutive


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NOISE CANCELLATION TECHNOLOGIES, INC.


                              By:  /s/ STEPHEN J. FOGARTY
                                   --------------------------------
                                   Stephen J. Fogarty
                                   Senior Vice President and
                                   Chief Financial Officer

April 21, 1997