Form 10-K/A
period 1996-12-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1997-04-30
CIK 722051

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K/A

AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                 DECEMBER 31, 1996

Commission File Number:                   0-18267

Noise Cancellation Technologies, Inc.
(Exact name of registrant as specified
in its charter)

Delaware                                  59-2501025
(State or other jurisdiction of           (IRS Employer
incorporation organization)               Identification No.)

1025 West Nursery Road, Linthicum, MD     21090
(Address of principal executive office)   (Zip Code)

(410) 636-8700
(Registrant's telephone number, including area code)

ITEM 11.    EXECUTIVE COMPENSATION

   Set forth below is certain information for the three fiscal years ended December 31, 1996, 1995 and 1994 relating to compensation received by the Company's Chief Executive Officer and all executive officers of the Company other than the Chief Executive Officer (collectively the "Named Executive Officers") whose total annual salary and bonus for the fiscal year ended December 31, 1996, exceeded $100,000 for services rendered in all capacities.

                           SUMMARY COMPENSATION TABLE


                                                             Other             Restricted     Options
                                                             Annual            Stock          Warrants        All Other
Name and Position       Year   Salary($)      Bonus($)       Compensation      Awards         SARS(#)         Compensation
-----------------       ----   --------       --------       ------------      ----------     --------        ------------

Jay M. Haft             1996   $ 64,000 (1)   $     -        $        -        $        -      200,000        $          -
Chairman (1)            1995    110,000             -                 -                 -      937,000 (2)(8)            -
                        1994     30,000             -                 -             8,750 (3)  165,000                   -

Michael J. Parrella     1996    120,000       106,885            15,348                 -      475,000               5,218 (5)
President (1)           1995     90,833        47,168             6,395                 -    1,622,000 (4)(8)            -
                        1994    195,000             -             9,458                 -       75,000               3,858 (5)

Stephen J. Fogarty      1996    105,833             -                 -                 -            -                   -
Senior Vice President;  1995    104,434        10,083                 -                 -      391,400 (6)(8)            -
Chief Financial Officer 1994    110,000             -                 -                 -            -                   -

Irene Lebovics          1996    105,000             -                 -                 -            -                   -
Senior Vice President;  1995     88,000             -                 -                 -      533,850 (7)(8)            -
President, NCT Hearing  1994    107,250             -                 -                 -            -                   -
Products

Jeffrey Zeitlin         1996    110,000             -                 -                 -      275,000                   -
Senior Vice President   1995          -             -                 -                 -            -                   -
Operations              1994          -             -                 -                 -            -                   -
----------------

(1)Mr. Haft was elected Chairman of the Board and relinquished the title of Chief Executive Officer on July 17, 1996. Prior thereto, and from November 15, 1994, Mr. Haft served as Co-Chairman of the Board and Chief Executive Officer. Mr. Haft also served as President from November 15, 1994, to July 6, 1995, when Mr. Parrella, who had served as Executive Vice President from November 15, 1994, to July 6, 1995, was elected President. Mr. Parrella also had served as President until November 15, 1994.

(2)Excludes options and warrants to purchase 585,000 shares of the Company's common stock forfeited under the "Exchange Program" described in footnote (8) below, and other activity for a net new grant of 402,000 options and warrants all of which were exercisable at December 31, 1996.

(3)Consists of 5,000 restricted shares of the Company's common stock granted to Mr. Haft on May 11, 1994 pursuant to the Company's Stock Incentive Plan (the "Incentive Plan") valued at $1.75 per share, the market price of the common stock on that date. As of December 31, 1996, Mr. Haft held 10,000 restricted shares of common stock which were worth $4,060 based on the market price of the common stock on that date.

(4)Excludes options and warrants to purchase 1,385,000 shares of the Company's common stock forfeited under the "Exchange Program" described in footnote (8) below, and other activity for a net new grant of 237,000 options and warrants all of which were exercisable at December 31, 1996.

(5)Consists of the annual premiums for a $2 million personal life insurance policy paid by the Company on behalf of Mr. Parrella.

(6)Excludes options to purchase 316,400 shares of the Company's common stock forfeited under the "Exchange Program" described in footnote (8) below, and other activity for a net new grant of 75,000 all of which are exercisable at December 31, 1996.

 (7) Excludes options and warrants to purchase 507,600 shares of the Company's common stock forfeited under the "Exchange Program" described in footnote (8) below, and other activity for a net new grant of 26,250 all of which are exercisable at December 31, 1996.

(8)On November 8, 1995, the Company received an offer from a Canadian institutional investor to purchase 4,800,000 shares of the Company's common stock at a price of $0.75 per share, the fair market value of such shares on that date. At that time virtually all of the Company's authorized capital of 100,000,000 shares of common stock was issued and outstanding or reserved for issuance upon the exercise of outstanding warrants and options to purchase common stock of the Company. Therefore, in order to make sufficient shares available to effect the sale of 4,800,000 shares of common stock to such investor, the Company adopted a program (the "Exchange Program"), to be partially implemented through the Incentive Plan and the Company's Option Plan for Certain Directors (the "Directors Plan") and partially outside such plans, under which all directors, officers, certain active consultants (all of whom were former directors or officers of the Company) and all current employees were given the right to exchange presently owned warrants and options that had shares of common stock reserved for issuance upon their exercise (respectively, "Old Warrants" and "Old Options") for new warrants and options which initially, and until the requisite corporate action was taken to increase the authorized capital of the Company and reserve the required number of shares of common stock for issuance upon their exercise, would not have any shares of common stock reserved for issuance upon their exercise (respectively, "New Warrants" and "New Options"). The exercise price of the New Warrants and New Options was established at $0.75 per share, the fair market value of the Company's common stock on November 8, 1995, the date the Exchange Program was adopted, and exchanges were to be effected starting with the Old Warrants and Old Options having the highest exercise prices and proceeding in descending order of exercise prices until sufficient shares of common stock became available for the Company to implement the sale of common stock to the Canadian investor. If possible, no exchanges were to be made which would involve Old Warrants or Old Options having an exercise price below $0.75 per share, and, in fact, no such exchanges were required. The exercise prices of the Old Warrants and Old Options exchanged for New Warrants and New Options ranged from a high of $5.09 per share to $0.75 per share.

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

      The New Warrants and New Options became fully vested upon the surrender and forfeiture of Old Warrants and Old Options to purchase a corresponding number of shares (as adjusted in accordance with the foregoing formula in the case of those having a $0.75 per share exercise price). However, the New Warrants and New Options would not become exercisable until: (i) approval by the Company's stockholders of an amendment to the Certificate of Incorporation increasing the authorized capital by an amount of additional shares of common stock at least sufficient to provide the number of shares needed to be reserved to permit the exercise of all New Warrants and New Options, and (ii) the completion of such further corporate action including amendments to the Incentive Plan and the Directors Plan that may be necessary or appropriate in connection with the implementation of the Exchange Program. Such stockholder approval and further corporate action were obtained and completed on July 17, 1996, and August 14, 1996, respectively. The expiration dates of the New Warrants and New Options are the same as the expiration dates of the Old Warrants and Old Options exchanged except that if such expiration date occurred prior to the date on which the New Warrants or New Options become exercisable, the expiration date for such New Warrants or New Options would be ninety (90) days following the date on which such New Warrants and New Options become exercisable. In all other respects, the terms and conditions of the New Warrants and New Options are the same as the terms and conditions of the Old Warrants and Old Options exchanged.

      Under the Exchange Program, 4,800,249 shares of the Company's common stock were made available for issuance to the Canadian institutional investor and it was necessary in order to make the New Warrants and New Options fully exercisable for the Company to take the appropriate corporate action to reserve 5,055,499 shares of the Company's common stock for issuance upon their exercise which action was completed following the above described increase in the Company's authorized capital.

Stock Options and Warrants

   The following tables summarize the Named Executive Officers' stock option and warrant activity during 1996.


                     Options and Warrants Granted in 1996


                                       Percent
                                       of Total
                                       Options
                                       and                                        Potential Realized Value at
                          Shares       Warrants                                   Assumed Annual Rates of
                          Underlying   Warrants     Exercise                      Stock Price Appreciation for
                          Options      Granted to   Price                         Option and Warrant Term  (4)
                                       Employees    Per           Expiration      ----------------------------
    Name                  Granted      in 1996      Share         Date                  5%            10%
    ----                  -------      ----------   --------      ----------      -------------   ------------
Jay M. Haft  (1)          200,000        11.7%     $0.6563        1/22/03         $   53,436      $  124,529
Michael J. Parrella  (2)  475,000        27.8%      0.6563        1/22/03            126,911         295,755
Jeffrey Zeitlin  (3)      275,000        16.1%      0.6563        1/23/03             73,475         171,227
--------------

(1)Options to purchase 200,000 shares granted to Mr. Haft were granted pursuant to the Incentive Plan and are fully vested.

(2)Options to purchase 475,000 shares granted to Mr. Parrella were granted pursuant to the Incentive Plan and are fully vested.

(3)Options to purchase 275,000 shares granted to Mr. Zeitlin were granted pursuant to the Incentive Plan and are fully vested.

(4)The dollar amounts under these columns are the result of calculations at the 5% and 10% rates required by the SEC and, therefore, are not intended to forecast possible future appreciation if any, of the stock price.


                1996 Aggregated Options and Warrant Exercises and
                   December 31, 1996 Option and Warrant Values

                                                           Number of Shares
                                                           Underlying                         Value of Unexercised
                                                           Unexercised Options                In-the-Money Options
                      Number of                            and Warrants at                    and Warrants at
                      Shares                               December 31,1996                   December 31, 1996
                      Acquired        Value            -----------------------------      -----------------------------
    Name              on Exercise     Realized         Exercisable     Unexercisable      Exercisable     Unexercisable
-------------------   -----------     --------         -----------     -------------      -----------     -------------
Jay M. Haft                -          $     -           1,207,000              -            $    -           $    -
Michael J. Parrella        -                -           2,736,456              -             2,697                -
Stephen J. Fogarty         -                -             233,200              -                 -                -
Irene Lebovics             -                -             492,550              -                 -                -
Jeffrey Zeitlin            -                -             275,000              -                 -                -



Compensation Arrangements with Certain Officers and Directors

   On February 1, 1996, the Compensation Committee awarded Mr. Parrella an incentive bonus equal to 1% of the cash received by the Company upon the execution of the agreement or other documentation evidencing transactions with unaffiliated parties (other than certain parties involved in transactions then in negotiation) or otherwise received at the closing of said transactions which occur subsequent to January 1, 1996.

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


                COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

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

   As of April 30, 1997, QSI has paid all installments due and payable for the exclusivity fee and, other than as described above, owes no other amounts to the Company.

   The Company believes that the terms of its agreements with QSI are comparable to those that it could have negotiated with other persons or entities.

                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

   The following table sets forth, as of March 31, 1997, information concerning the shares of common stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the common stock of the Company, each Director, and each Named Executive Officer, and all executive officers and Directors of the Company as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.


                            Amount and Nature     Approximate
                              of Beneficial      Percentage of
Name of Beneficial Owner      Ownership (1)        Class (1)
------------------------    -----------------    -------------
John J. Mccloy                   3,651,591 ( 2)     3.18%
Michael J. Parrella              2,749,789 ( 3)     2.38%
Jay M. Haft                      1,251,891 ( 4)     1.10%
Sam Oolie                          925,194 ( 5)     0.82%
Irene Lebovics                   1,288,067 ( 6)     1.14%
Stephen J. Fogarty                 233,200 ( 7)     0.21%
Jeffrey C. Zeitlin                 275,000 ( 8)     0.24%
All Executive Officers
and Directors as a              11,213,867 ( 9)     9.28%
Group (10 persons)
Carole Salkind                   5,285,000 (10)     4.63%
Her Majesty The Queen,
Province of Alberta,            11,250,000 (11)     9.43%
Canada
Kingdon Capital                 13,660,930 (12)    12.11%
Management Corporation
----------

(1) Assumes the exercise of currently exercisable outstanding options or warrants to purchase shares of common stock. The percent of class ownership is calculated separately for each person based on the assumption that the person listed on the table has exercised all options and warrants shown for that person, but that no other holder of options or warrants has exercised such options or warrants.

(2)  Includes   1,085,325   shares  issuable  upon  the  exercise  of  currently
     exercisable warrants and 850,000 shares issuable upon the exercise of currently exercisable options.

(3)  Includes   1,311,956   shares  issuable  upon  the  exercise  of  currently
     exercisable warrants and 1,424,500 shares issuable upon the exercise of currently exercisable options.

(4) Includes 218,500 shares issuable upon the exercise of currently exercisable warrants, 10,000 restricted shares and 988,500 shares issuable upon the exercise of currently exercisable options.

(5) Includes 25,000 restricted shares and 48,913 shares issuable upon the exercise of currently exercisable warrants and 250,000 shares issuable upon the exercise of currently exercisable options.

(6) Includes 291,300 shares issuable upon the exercise of currently exercisable options and 201,250 shares issuable upon the exercise of currently exercisable warrants.

(7) Consists of 233,200 shares issuable upon the exercise of currently exercisable options.

(8) Consists of 275,000 shares issuable upon the exercise of currently exercisable options.

(9) Includes 2,910,944 shares issuable to 3 executive officers and Directors of the Company upon the exercise of currently exercisable warrants, 5,096,635 shares issuable to 6 executive officers and Directors of the Company upon the exercise of currently exercisable options and 35,000 restricted shares issued to 2 Directors of the Company.

(10) Carole Salkind's address is 801 Harmon Cove Towers, Secaucus, New Jersey 07094.

(11) Her Majesty The Queen, Province of Alberta, Canada's address is Room 530, Terrace Building, 9515 107th Street, Edmondton, Alberta T5K 2C3, Canada.

(12) Kingdon Capital Management Corporation's address is 152 West 57th Street, New York, New York 10019.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NOISE CANCELLATION TECHNOLOGIES, INC.


                        /s/ JEFFREY C. ZEITLIN
                        -------------------------------------------
                        Jeffrey C. Zeitlin
                        Senior Vice President, Operations, and
                        Chief Financial Officer

April 30, 1997