Form 10-Q
period 1997-03-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1997-05-20
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED       March 31, 1997

------------------------------------------------------------------------------
COMMISSION FILE NUMBER:   0-18267

Noise Cancellation Technologies, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                     59-2501025
------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

1025 West Nursery Road, Suite 120, Linthicum, Maryland          21090
------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

                                 (410) 636-8700
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                122,857,145 shares outstanding as of May 14, 1997

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)
                                                   (In thousands, except per share amounts)
                                                         Three Months Ended March 31,
                                                   ----------------------------------------
                                                             1996             1997
                                                           --------         --------
REVENUES:
  Technology licensing fees                                $   355          $  3,000
  Product sales, net                                           135               234
  Engineering and development services                         191                81
                                                           -------          --------
     Total revenues                                        $   681          $  3,315
                                                           -------          --------
COSTS AND EXPENSES:
  Costs of sales                                           $   178          $    199
  Costs of engineering and development services                131                91
  Selling, general and administrative                          970               834
  Research and development                                   1,601             1,592
  Equity in net loss of unconsolidated affiliates               80                 -
  Interest (income) expense                                     (4)                -
                                                           -------          --------
     Total costs and expenses                              $ 2,956          $  2,716
                                                           -------          --------
NET PROFIT/(LOSS)                                          $(2,275)         $    599
                                                           =======          ========

Weighted average number of common
  shares outstanding                                        93,328           111,978
                                                           =======          ========

NET PROFIT/(LOSS) PER COMMON SHARE                         $ (0.02)         $   0.01
                                                           =======          ========


The accompanying notes are an integral part of the condensed consolidated financial statements.


NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
                                                               (In thousands of dollars)
                                                            December 31,         March 31,
                                                                1996               1997
                                                            ------------        -----------
               ASSETS
Current assets:                                                                 (Unaudited)
  Cash and cash equivalents (Note 1)                        $      368          $    1,171
  Accounts receivable:
     Trade:
          Technology license fees                           $      150          $    3,000
          Joint ventures and affiliates                              2                 151
          Other                                                    392                 304
     Unbilled                                                       63                  63
     Allowance for doubtful accounts                              (123)                (63)
                                                            ----------          ----------
               Total accounts receivable                    $      484          $    3,455

  Inventories, net of reserves (Note 2)                            900               1,227
  Other current assets                                             207                  74
                                                            ----------          ----------
               Total current assets                         $    1,959          $    5,927

Property and equipment, net                                      2,053               1,870
Patent rights and other intangibles, net                         1,823               1,740
Other assets                                                        46                 277
                                                            ----------          ----------
                                                            $    5,881          $    9,814
                                                            ==========          ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:                                         $    1,465          $    1,637
  Accrued expenses                                               1,187               1,046
  Accrued payroll, taxes and related expenses                      618                 417
  Customers' advances                                                1                  86
                                                            ----------          ----------
               Total current liabilities                    $    3,271          $    3,186
                                                            ----------          ----------

Long term obligations                                       $        -          $    3,075
Commitments and contingencies (Note 4)
                                                            ----------          ----------
               Total other liabilities                      $        -          $    3,075
                                                            ----------          ----------

               STOCKHOLDERS' EQUITY (Note 3)
Preferred stock, $.10 par value, 10,000,000 shares
  authorized, none issued
Common stock, $.01 par value, 140,000,000 shares
  authorized; issued and outstanding 111,614,405
  and 112,849,971 shares, respectively                      $    1,116          $    1,129
Additional paid-in-capital                                      85,025              85,366
Accumulated deficit                                            (83,673)            (83,074)
Cumulative translation adjustment                                  142                 132
                                                            ----------          ----------
               Total stockholders' equity                   $    2,610          $    3,553
                                                            ----------          ----------

                                                            $    5,881          $    9,814
                                                            ==========          ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)
                                                       (Thousands of dollars)
                                                            Three Months
                                                           Ended March 31,
                                                       -----------------------
                                                         1996           1997
                                                       --------       --------
Cash flows from operating activities:
   Net loss                                            $ (2,275)      $    599
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:
          Depreciation and amortization                     232            229
          Provision for doubtful accounts                    45           (209)
          Equity in net loss of unconsolidated
            affiliates                                       80              -
          Unrealized foreign currency (gain) loss           127            (27)
          Loss on disposition of fixed assets                 -             63
          Changes in operating assets and liabilities:
            (Increase) in accounts receivable              (213)        (2,765)
            (Increase) decrease in inventories              193           (330)
            (Increase) decrease in other assets              89           (100)
            Increase in accounts payable and
               accrued expenses                              62            104
            (Decrease) in other liabilities                 (16)          (178)
                                                       --------       --------
          Net cash (used in) operating activities      $ (1,676)      $ (2,614)
                                                       --------       --------

Cash flows from investing activities:
   Capital expenditures                                $   (229)      $    (11)
                                                       --------       --------
          Net cash (used in) investing activities      $   (229)      $    (11)
                                                       --------       --------

Cash flows from financing activities:
   Proceeds from:
          Notes (net)                                  $      -       $  3,428
          Sale of common stock                              688              -
          Stock subscription receivable                      13              -
                                                       --------       --------
          Net cash provided by financing activities    $    701       $  3,428
                                                       --------       --------

Net increase (decrease) in cash and cash equivalents   $ (1,204)      $    803
Cash and cash equivalents - beginning of period           1,831            368
                                                       --------       --------

Cash and cash equivalents - end of period              $    627       $  1,171
                                                       ========       ========

Cash paid for interest                                 $      -       $      1
                                                       ========       ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION:

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Noise Cancellation Technologies, Inc. (the "Company" or "NCT") Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

   The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $83.1 million on a cumulative basis through March 31, 1997. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

   Cash, cash equivalents and short-term investments amount to $1.2 million at March 31, 1997, increasing from $0.4 million at December 31, 1996. Management does not believe that available funds are sufficient to sustain the Company for the next 12 months. Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, the operating cost savings from the reduction in employees, and reduced capital expenditures and the "First Quarter 1997 Financing" discussed below should be sufficient to sustain the Company's anticipated future level of operations into 1998. However, the period during 1998 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain. In the event that forecasted technology licensing fees, royalties and product sales, and engineering and development revenue are not realized as planned, then management believes available funds will only be sufficient to sustain the Company into the third quarter of 1997 unless additional working capital financing can be obtained. There is no assurance any such financing is or would become available.

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

   Between January 15, 1997 and March 25, 1997, the Company entered into a series of subscription agreements to sell an aggregate amount of $3.9 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement to five unrelated investors (the "Investors") through multiple dealers (the "First Quarter 1997 Financing"). Of these subscriptions, sales of Debentures in an aggregate amount of $3.4 million were completed from which the net proceeds to the Company were $3.2 million. An additional $0.5 million of Debentures has been subscribed for by one investor which is to close after that investor converts $0.75 million of its current holdings of $1.5 million of Debentures into common stock of the Company. The Debentures, issued pursuant to Regulation S of the Securities Act of 1933, as amended, are due between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, have the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price is the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also has the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998.

   On March 28, 1997, the Company and New Transducers Ltd. ("NXT"), a wholly owned subsidiary of Verity Group PLC ("Verity") executed a cross licensing agreement. Under terms of the agreement, the Company will license patents and patents pending which relate to Flat Panel Transducer(TM) ("FPT(TM)") technology to NXT, and NXT will license patents and patents pending which relate to parallel technology to the Company. In consideration of the license, NCT recorded a $3.0 million license fee receivable from NXT as well as royalties on future licensing and product revenue. Concurrent with the cross licensing agreement, the Company and Verity executed agreements granting each an option for a four year period commencing on March 28, 1998, to acquire a specified amount of the common stock of the other subject to certain conditions and restrictions. With respect to the Company's option to Verity, 3.8 million shares of common stock (approximately 3.4% of the then issued and outstanding common stock) of the Company are covered by such option, and 5.0 million ordinary shares (approximately 2.0% of the then issued and outstanding ordinary shares) of Verity are covered by the option granted by Verity to the Company. The exercise price under each option is the fair value of a share of the applicable stock on March 28, 1997, the date of grant. If the Company does not obtain stockholder approval of an amendment to its Certificate of Incorporation increasing its common stock capital by an amount sufficient to provide shares of the Company's common stock issuable upon the full exercise of the option granted to Verity by September 30, 1997, both options expire.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at March 31, 1997, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


2.  INVENTORIES:

      Inventories comprise the following:

    (Thousands of dollars)               December 31,   March 31,
                                            1996          1997
                                         ------------   ---------
    Components
                                           $  543        $   489
    Finished Goods
                                              619            906
                                         -----------    ---------
    Gross Inventory                        $1,162        $ 1,395
    Reserve for Obsolete & Slow Moving
    Inventory                                (262)          (168)
                                         ----------     ---------
        Inventory, Net of Reserves        $   900        $ 1,227
                                         ==========     =========

3.  STOCKHOLDERS EQUITY:

   The changes in  stockholders'  equity during the three months ended March 31,
1997, were as follows:
(In thousands)
                                     Net
                    Balance at       Sale of     Net (loss)                     Balance at
                    December 31,     Common      for the        Translation     March 31,
                    1996             Stock       Period         Adjustment      1997
                    ------------     -------     ----------     -----------     ----------


Common Stock:
  Shares              111,614         1,236            --             --           112,850
  Amount            $   1,116        $   13      $     --       $     --        $    1,129
Additional
 Paid-in Capital       85,025           341            --             --            85,366
Accumulated
 Deficit              (83,673)           --           599             --           (83,074)
Cumulative
 Translation
 Adjustment               142            --            --            (10)              132



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


 5.    SUBSEQUENT EVENTS

     As noted above in Note 1., between January 15, 1997 and March 25, 1997, the Company entered into a series of subscription agreements to sell an aggregate amount of $3.9 million of Debentures. Of these subscriptions, sales of Debentures in an aggregate amount of $3.4 million were completed. As of May 14, 1997, the Investors had converted $2.4 million of the Debentures into 10.9 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.1 million shares of the Company's common stock.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997

GENERAL BUSINESS ENVIRONMENT

   The Company is in transition from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Revenues from product sales were limited to sales of specialty products and prototypes. During the first three months of 1997, the Company received approximately 2.4% of its operating revenues from engineering and development funding. Since 1991, excluding quarter to quarter variations, revenues from product sales have been increasing and management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

   The Company has shifted its focus to technology licensing fees, royalties and products that represent near term revenue generation. This is reflected in the fact that 91% of the Company's total revenue in the first three months of 1997 represents technology licensing fees. There can be no assurance that additional technology licensing fees, will continue at that level.

   Note 1. to the accompanying Condensed Consolidated Financial Statements and the liquidity and capital resources section which follows describe the current status of the Company's available cash balances and the uncertainties which exist that raise substantial doubt as to the Company's ability to continue as a going concern.

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

   From the Company's inception through March 31, 1997, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 21% product sales, 47% engineering and development services and 32% technology licensing fees.

   The Company has entered into a number of alliances and strategic relationships with established firms for the integration of its technology into products. The speed with which the Company can achieve the commercialization of its technology depends in large part upon the time taken by these firms and their customers for product testing, and their assessment of how best to integrate the technology into their products and into their manufacturing operations. While the Company works with these firms on product testing and integration, it is not always able to influence how quickly this process can be completed. The sluggish worldwide economy over the past five years has slowed the adoption and market acceptance of many new technologies.

   The Company continues to sell and ship ProActive(TM) and Noisebuster(TM) headsets in 1997. The Company is now selling products through three of its alliances: Walker is manufacturing and selling industrial silencers; Siemens is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; and Ultra is installing production model aircraft cabin quieting systems in turboprop aircraft. The Company is entitled to receive royalties from Walker on its sales of industrial silencers, direct product sales revenue from Siemens' purchase of headsets, and commencing in 1998, royalties from Ultra on its sale of aircraft cabin quieting systems. Management believes these activities help demonstrate the range of commercial potential for the Company's technology and will contribute to the Company's transition from engineering and development to technology licensing fees, royalties and product sales.

   Product revenues for the three months ended March 31, 1996 and 1997 were:


                                PRODUCT REVENUES
(Thousands of dollars)
                                    Three Months Ended March 31,
                            ----------------------------------------------
                                  Amount                As a % of Total
                            ------------------        --------------------
      Product               1996         1997         1996          1997
---------------------       -----        -----        ------        ------
Headsets                    $ 130        $ 213         96.3%         91.0%
Other                           6            9          4.4%          3.8%
Fan Quieting Products          (1)           6         -0.7%          2.6%
Communications                  -            6            -%          2.6%
                            -----        -----        ------        ------
     Total                  $ 135        $ 234        100.0%        100.0%
                            =====        =====        ======        ======




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

   Between January 15, 1997 and March 25, 1997, the Company entered into a series of subscription agreements to sell an aggregate amount of $3.9 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement to five unrelated investors (the "Investors") through multiple dealers (the "First Quarter 1997 Financing"). Of these subscriptions, sales of Debentures in an aggregate amount of $3.4 million were completed from which the net proceeds to the Company were $3.2 million. An additional $0.5 million of Debentures has been subscribed for by one investor which is to close after that investor converts $0.75 million of its current holdings of $1.5 million of Debentures into common stock of the Company. The Debentures, issued pursuant to Regulation S of the Securities Act of 1933, as amended, are due between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, have the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price is the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also has the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998.

   Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, the operating cost savings from the reduction in employees, and reduced capital expenditures and the First Quarter 1997 Financing should be sufficient to sustain the Company's anticipated future level of operations into 1998. However, the period during 1998 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain. In the event that forecasted technology licensing fees, royalties and product sales, and engineering and development revenue are not realized as planned, then management believes available funds will only be sufficient to sustain the Company into the third quarter of 1997 unless additional working capital financing can be obtained. There is no assurance any such financing is or would become available.

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

   Management believes that the funding provided by the additional capital referred to above coupled with anticipated increased product sales, technology licensing fees, royalties, and cost savings, if realized, should enable the Company to continue operations into 1998. If the Company is not able to generate additional capital, increase technology licensing fees, royalties and product sales, or generate additional capital, it will have to further cut its level of operations substantially in order to conserve cash. (Refer to "Liquidity and Capital Resources" below and to Note 1. - "Notes to the Condensed Consolidated Financial Statements" for a further discussion relating to continuity of operations.)


      RESULTS OF OPERATIONS

   Total revenues for the first three months of 1997 were $3.3 million compared to $0.7 million for the same period in 1996, an increase of $2.6 million or 387%.

   Product sales increased to $0.2 million versus $0.1 million in 1996, a increase of $0.1 million or 73% primarily reflecting increased NoiseBuster(TM) sales. Engineering and development services decreased to $0.1 million from $0.2 million in 1996, a decrease of $0.1 million or 58%.

   Technology licensing fees in the first three months of 1997 were $3.0 million versus $0.4 million in 1996, an increase of $2.6 million or 745% primarily due to the $3.0 million Verity license fee noted above.

   Cost of product sales were unchanged remaining at $0.2 million in both 1996 and 1997. Product margin increased to 15% from (32)% during the same period in 1996 reflecting first quarter 1996 lower price and margin on NoiseBuster(TM) and product returns. Cost of engineering and development services decreased 31% to $0.1 million due to decreased contract revenue. The gross margin on engineering and development services decreased to (12)% from 31% during the same period in 1996, primarily due to more profitable contracts in 1996.

   Selling, general and administrative expenses for the first three months were $0.8 million versus $1.0 million in 1996, a decrease of $0.2 million or 14% primarily due to a one-time adjustment in reserves for bad debt reflecting the collection of previously fully reserved receivables.

   Research and development expenditures for the first three months of 1997 were $1.6 million, unchanged from 1996. The Company continues to be focused on products to be developed within a short term..

   Under most of the Company's joint venture agreements, the Company is not required to fund any capital requirements of these joint ventures beyond its initial capital contribution. In accordance with U.S. generally accepted accounting principles, when the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method of accounting for its investment. The Company will not be able to record any equity in income with respect to an entity until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded. During the first quarter 1996, the Company recognized a $0.1 million charge related to its share of losses in OnActive Technologies, L.L.C. which brought the Company's equity in the joint venture to zero. There was no such charge in the first quarter 1997.


LIQUIDITY AND CAPITAL RESOURCES

   The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $83.1 million on a cumulative basis through March 31, 1997. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the license fees and engineering and development funds provided to the venture or the Company are recovered.

   In January 1996, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1997. Under this plan, as amended, the Company needed to generate approximately $17 million to fund its operations for 1996. The Company believed that it could generate these funds from operations in 1996, and the additional cash funding obtained from sales of common stock (refer to Note 1. "Notes to the Condensed Consolidated Financial Statements."). Included in such amount was approximately $8.9 million in sales of new products and approximately $9.0 million of technology licensing fees and royalties. The Company did not meet its revenue targets for 1996.

   Between January 15, 1997 and March 25, 1997, the Company conducted the First Quarter 1997 Financing by entering into a series of subscription agreements to sell an aggregate amount of $3.9 million of Debentures in a private placement to the five Investors. Of these subscriptions, sales of Debentures in an aggregate amount of $3.4 million were completed from which the net proceeds to the Company were $3.2 million. An additional $0.5 million of Debentures has been subscribed for by one investor which is to close after that investor converts $0.75 million of its current holdings of $1.5 million of Debentures into common stock of the Company. The Debentures, issued pursuant to Regulation S of the Securities Act of 1933, as amended, are due between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, have the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price is the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also has the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998.

   Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, the operating cost savings from the reduction in employees, and reduced capital expenditures and the First Quarter 1997 Financing should be sufficient to sustain the Company's anticipated future level of operations into 1998. However, the period during 1998 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain. In the event that forecasted technology licensing fees, royalties and product sales, and engineering and development revenue are not realized as planned, then management believes available funds will only be sufficient to sustain the Company into the third quarter of 1997 unless additional working capital financing can be obtained. There is no assurance any such financing is or would become available.

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

   Management believes that the funding provided by the additional capital referred to above coupled with anticipated increased product sales, technology licensing fees, royalties, and cost savings, if realized, should enable the Company to continue operations into 1998. (Refer to Note 1. - "Notes to the Condensed Consolidated Financial Statements" for a further discussion relating to continuity of operations.) Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's ability to overcome its present financial difficulties. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues. The Company will monitor its performance against the plan on a monthly basis and, if necessary, reduce its level of operations accordingly. The Company believes that the plan discussed above constitutes a viable plan for the continuation of the Company's business into 1998.

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

   At March 31, 1997, cash and short-term investments were $1.2 million. The available resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

   The Company's working capital increased to $2.7 million at March 31, 1997, from $(1.3) million at December 31, 1996. This increase of $4.0 million was funded primarily by the transactions described above and used primarily to fund operations for the period.

   During the first three months of 1997, the net cash used in operating activities was $2.6 million, compared to $1.7 million used in operating activities during the same period of 1996.

   Net inventory increased during the first three months of 1997 by $0.3 million due primarily to stocking for anticipated sales of the ProActiveTM headsets.

   Cash provided by financing activities amounted to $3.4 million reflecting the sale of secured convertible term notes described above.

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

   There were no material commitments for capital expenditures as of March 31, 1997, and no material commitments are anticipated in the near future.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      For discussion of legal proceedings, see Note 4 - "Notes to the Condensed Consolidated Financial Statements" which is incorporated by reference herein.


ITEM 6 -EXHIBITS

      (a)   Exhibits

      Exhibit No.       Description
      -----------       -----------

           11           Computation of Net Profit (Loss) Per Share

           27           Financial Data Schedule

      (b) The following reports on Form 8-K were filed during the quarterly period covered by this report:

           (1) A report on Form 8-K was filed on January 27, 1997, reporting a change in the terms of a contemplated private placement as previously described in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, and reporting the sale of non-voting subordinated convertible debentures pursuant to Regulation S.

           (2) A report on Form 8-K was filed on February 7, 1997, reporting the sale of non-voting subordinated convertible debentures pursuant to Regulation S.

           (3) A report on Form 8-K was filed on February 25, 1997, reporting the sale of non-voting subordinated convertible debentures pursuant to Regulation S.

           (4) A report on Form 8-K was filed on March 25, 1995, reporting the sale of non-voting subordinated convertible debentures pursuant to Regulation S.

           (5) A report on Form 8-K was filed on April 15, 1997, reporting the Company's net tangible assets at April 14, 1997, being in compliance with certain listing criteria of the Nasdaq National Market System as reflected on the Company's unaudited summary balance sheet at such date included therewith as an exhibit.

                      NOISE CANCELLATION TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NOISE CANCELLATION TECHNOLOGIES, INC.



By:   /s/ MICHAEL J. PARRELLA
      -----------------------
      Michael J. Parrella, President


By:   /s/ JEFFREY C. ZEITLIN
      -----------------------
      Jeffrey C. Zeitlin
      Senior Vice President, Operations, and
      Chief Financial Officer


Dated:  May 20, 1997

EXHIBIT 11

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
Computation of Net Profit (Loss) Per Share

                                                  (In thousands, except per share amounts)
                                                         Three months ended March 31,
                                                   ---------------------------------------
                                                           1996                1997
                                                   ------------------    -----------------
          PRIMARY
Net profit (loss)                                      $ (2,275)           $    599
  Less:  reduction of interest expense or interest
  earned attributable to utilization of assumed
  proceeds from exercise of options and warrants
  in excess of amounts required to repurchase
  20% of the outstanding common stock at average
  market price
                                                       ---------            --------
  ADJUSTED NET PROFIT (LOSS)                           $ (2,275)           $    599
                                                       ========            ========

Weighted average number of shares outstanding            93,328             111,978
  Add:  common equivalent shares (determined using
  the "Treasury Stock" method) representing shares
  issuable upon assumed exercise of options and
  warrants in excess of average market price              4,166                 520

Shares issuable upon conversion of Series B
  preferred shares                                            -                   -
                                                       --------            --------
  SHARES USED FOR COMPUTATION                            97,494             112,498
                                                       ========            ========
  PRIMARY NET PROFIT (LOSS) PER SHARE                  $  (0.02)           $   0.01
                                                       ========            ========

          FULLY DILUTED
Net profit (loss)                                      $ (2,275)           $    599
  Less:  reduction of interest expense or interest
  earned attributable to utilization of assumed
  proceeds from exercise of options and warrants
  in excess of amounts required to repurchase
  20% of the outstanding common stock at year-end
  market price if greater than average market price
                                                       --------            --------
  ADJUSTED NET PROFIT (LOSS)                           $ (2,275)           $    599
                                                       ========            ========

Weighted average number of shares outstanding.           93,328             111,978
  Add:  common equivalent shares (determined using
  the "Treasury Stock" method) representing shares
  issuable upon assumed exercise of options and
  warrants in excess of year-end market price
  if greater than average market price                    4,166                 520

Shares issuable upon conversion of Series B
  preferred shares                                            -                   -
                                                       --------            --------
  SHARES USED FOR COMPUTATION                            97,494             112,498
                                                       ========            ========
  FULLY DILUTED NET PROFIT (LOSS) PER SHARE            $  (0.02)           $   0.01
                                                       ========            ========


The above per share data are not reported on the statement of operations because such data is anti-dilutive.