Form 10-Q
period 1997-06-30
NOISE CANCELLATION TECHNOLOGIES INC
filed 1997-08-14
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       June 30, 1997

-------------------------------------------------------------------------------
COMMISSION FILE NUMBER:   0-18267
-------------------------------------------------------------------------------

Noise Cancellation Technologies, Inc.
-------------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

Delaware
59-2501025
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1025 West Nursery Road, Suite 120, Linthicum, Maryland                21090
-------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

-------------------------------------------------------------------------------
(410) 636-8700
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name,former address and former fiscal year, if changed since last report)

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

                    131,164,298 shares outstanding as of August 5, 1997

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)
                                                  (In thousands, except per share amounts)
                                                   Three Months                 Six Months
                                                  Ended June 30,              Ended June 30,
                                              -----------------------     -----------------------
                                                 1996         1997           1996         1997
                                              ----------  -----------     ----------  -----------
REVENUES:
  Technology licensing fees and royalties     $     713      $    210       $  1,068     $  3,210
  Product sales, net                                559           348            692          581
  Engineering and development services               32           132            224          213
                                              ---------      --------       --------     --------
     Total revenues                           $   1,304      $    690       $  1,984     $  4,004
                                              ---------      --------       --------     --------
COSTS AND EXPENSES:
  Costs of sales                              $     395      $    306       $    574     $    505
  Costs of engineering & development services        37           110            168          200
  Selling, general and administrative             1,356         1,417          2,325        2,251
  Research and development                        1,160         1,420          2,761        3,012
  Equity in net loss of unconsolidated
    affiliates                                       -             -              80            -
  Interest expense                                   29            47             24           47
                                              ---------      --------       --------     --------
     Total costs and expenses                 $   2,977      $  3,300       $  5,932     $  6,015
                                              ---------      --------       --------     --------

NET (LOSS)                                    $  (1,673)     $ (2,610)      $ (3,948)    $ (2,011)
                                              =========      ========       ========     ========

Weighted average number of common
   shares outstanding                            95,696       121,566         94,468      117,332
                                              =========      ========       ========     ========

NET (LOSS) PER COMMON SHARE                   $    (.02)     $   (.02)      $   (.04)    $   (.02)
                                              =========      ========       ========     ========


The accompanying notes are an integral part of the condensed consolidated financial statements.



NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
(Unaudited)
                                                                 (In thousands of dollars)
                                                             December 31,            June 30,
               ASSETS                                            1996                  1997
                                                             ------------          -----------
Current assets:                                                                    (Unaudited)
   Cash and cash equivalents (Note 1)                        $       368           $    1,122
   Accounts receivable:
     Trade:
        Technology license fees and royalties                $       150           $      210
        Joint ventures and affiliates                                  2                   27
        Other                                                        392                  447
     Unbilled                                                         63                   77
     Allowance for doubtful accounts                                (123)                (112)
                                                             -----------           ----------
          Total accounts receivable                          $       484           $      649

   Inventories, net of reserves (Note 2)                             900                1,244
   Other current assets                                              207                   16
                                                             -----------           ----------
          Total current assets                               $     1,959           $    3,031

Property and equipment, net                                        2,053                1,831
Patent rights and other intangibles, net                           1,823                1,656
Other assets                                                          46                   52
                                                             -----------           ----------
                                                             $     5,881           $    6,570
                                                             ===========           ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                          $     1,465           $    1,201
   Accrued expenses                                                1,187                  711
   Accrued payroll, taxes and related expenses                       618                  491
   Customers' advances                                                 1                    -
                                                             -----------           ----------
          Total current liabilities                          $     3,271           $    2,403
                                                             -----------           ----------

Long term obligations                                        $         -           $      113
Commitments and contingencies (Note 4)
                                                             -----------           ----------
          Total other liabilities                            $         -           $      113
                                                             -----------           ----------

               STOCKHOLDERS' EQUITY (Note 3)
Preferred stock, $.10 par value, 10,000,000 shares
   authorized, none issued
Common stock, $.01 par value, 140,000,000 and
   185,000,000 shares, respectively, authorized;
   issued and outstanding 111,614,405 and
   128,297,155 shares, respectively                          $     1,116           $    1,283
Additional paid-in-capital                                        85,025               88,317
Accumulated deficit                                              (83,673)             (85,684)
Cumulative translation adjustment                                    142                  138
                                                             -----------           ----------
          Total stockholders' equity                         $     2,610           $    4,054
                                                             -----------           ----------

                                                             $     5,881           $    6,570
                                                             ===========           ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)
                                                            (Thousands of dollars)
                                                                  Six Months
                                                                 Ended June 30,
                                                           --------------------------
                                                               1996           1997
                                                           ------------   -----------
Cash flows from operating activities:
   Net (loss)                                              $  (3,948)     $   (2,011)
   Adjustments to reconcile net loss to net cash
   (used in) operating activities:
      Depreciation and amortization                              481             443
      Common stock issued as consideration for:
        Compensation                                               6               -
        Interest                                                   -              52
      Common stock retired as consideration for:
        Employee expenses                                         (5)              -
      Provision for doubtful accounts                             46             209
      Equity in net loss of unconsolidated affiliates             80               -
      Unrealized foreign currency (gain)                         (46)             (8)
      Loss on disposition of fixed assets                          -              63
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable                       (120)           (378)
        (Increase) decrease in inventories                       513            (344)
        Decrease in other assets                                 155             184
        (Decrease) in accounts payable and accrued expenses     (208)           (672)
        (Decrease) in other liabilities                          (51)            (77)
                                                          -----------     -----------
      Net cash (used in) operating activities             $   (3,097)     $   (2,539)
                                                          -----------     -----------

Cash flows from investing activities:
   Capital expenditures                                   $     (105)     $     (115)
   Acquisition of patent rights                                    -               -
                                                          -----------     -----------
      Net cash (used in) investing activities             $     (105)     $     (115)
                                                          -----------     -----------

Cash flows from financing activities:
   Proceeds from:
      Notes (net)                                         $    1,170      $    3,408
      Sale of common stock                                       996               -
      Exercise of stock purchase warrants and options            104               -
                                                          ----------      ----------
      Net cash provided by financing activities           $    2,270      $    3,408
                                                          ----------      ----------

Net increase (decrease) in cash and cash equivalents      $     (932)     $      754
Cash and cash equivalents - beginning of period                1,831             368
                                                          ----------      ----------

Cash and cash equivalents - end of period                 $      899      $    1,122
                                                          ==========      ==========

Cash paid for interest                                    $        2      $        2
                                                          ==========      ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION:

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Noise Cancellation Technologies, Inc. (the "Company" or "NCT") Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

   The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $85.7 million on a cumulative basis through June 30, 1997. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

   Cash, cash equivalents and short-term investments amount to $1.1 million at June 30, 1997, increasing from $0.4 million at December 31, 1996. Management does not believe that available funds are sufficient to sustain the Company for the next 12 months. Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales and engineering and
development   revenue  along  with  reduced   operating   expenses  and  capital
expenditures and the "First Quarter 1997 Financing" and the July 22, 1997 private placement discussed below should be sufficient to sustain the Company's anticipated future level of operations into 1998. However, the period during 1998 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain. In the event that forecasted technology licensing fees, royalties and product sales, and engineering and development revenue are not realized as planned, then management believes available funds will only be sufficient to sustain the Company into the third quarter of 1997 unless additional working capital financing can be obtained. There is no assurance any such financing is or would become available.

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

   Between January 15, 1997 and March 25, 1997, the Company entered into a series of subscription agreements to sell an aggregate amount of $3.9 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement to five unrelated investors (the "Investors") through multiple dealers (the "First Quarter 1997 Financing"). Of these subscriptions, sales of Debentures in an aggregate amount of $3.4 million were completed from which the net proceeds to the Company were $3.2 million. An additional $0.5 million of Debentures has been subscribed for by one investor which may close, at the Company's election, after that investor converts $0.75 million of its current holdings of $1.5 million of Debentures into common stock of the Company. The Debentures, issued pursuant to Regulation S of the Securities Act of 1933, as amended, are due between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, have the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price is the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also has the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. As of June 30, 1997, the Investors had converted all $3.4 million of the Debentures into 16.3 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock.

   Please refer to Note 8. for a discussion of the July 22, 1997 private placement.

   On March 28, 1997, the Company and New Transducers Ltd. ("NXT"), a wholly owned subsidiary of Verity Group PLC ("Verity") executed a cross licensing agreement (the "Cross License"). Under terms of the Cross License, the Company licensed patents and patents pending which relate to Flat Panel Transducer(TM) ("FPT(TM)") technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to the Company. In consideration of the license, NCT recorded a $3.0 million license fee receivable from NXT as well as royalties on future licensing and product revenue. The Company also executed a security deed (the "Security Deed") in favor of NXT granting NXT a conditional assignment in the patents and patents pending licensed to NXT under the Cross License in the event a default in a certain payment to be made by the Company under the Cross License continued beyond fifteen days. Concurrent with the Cross License, the Company and Verity executed agreements granting each an option for a four year period commencing on March 28, 1998, to acquire a specified amount of the common stock of the other subject to certain conditions and restrictions. With respect to the Company's option to Verity (the "Verity Option"), 3.8 million shares of common stock (approximately 3.4% of the then issued and outstanding common stock) of the Company are covered by such option and the Company executed a registration rights agreement (the "Registration Rights Agreement") covering such shares. Five million ordinary shares (approximately 2.0% of the then issued and outstanding ordinary shares) of Verity are covered by the option granted by Verity to the Company. The exercise price under each option is the fair value of a share of the applicable stock on March 28, 1997, the date of grant. If the Company does not obtain stockholder approval of an amendment to its Restated Certificate of Incorporation increasing its common stock capital by an amount sufficient to provide shares of the Company's common stock issuable upon the full exercise of the option granted to Verity by September 30, 1997, both options expire. On April 15, 1997, Verity, NXT and the Company executed several agreements and other documents (the "New Agreements") terminating the Cross License, the Security Deed, the Verity Option and the Registration Rights Agreement and replacing them with new agreements (respectively the "New Cross License", the "New Security Deed", the "New Verity Option" and the "New Registration Rights Agreement"). The material changes effected by the New Agreements were the inclusion of Verity as a party along with its wholly owned subsidiary NXT; providing that the license fee payable to NCT could be paid in ordinary shares of Verity stock; and reducing the exercise price under the option granted to Verity to purchase shares of the Company's common stock to $0.30 per share. At the June 19, 1997 Annual Meeting, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 140 million shares to 185 million shares, and such amendment became effective when it was filed in the office of the Secretary of State of Delaware on June 20, 1997.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at June 30, 1997, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2.  INVENTORIES:

      Inventories comprise the following:

    (Thousands of dollars)               December 31,           June 30,
                                             1996                 1997
                                         ------------        ---------------
    Components                               $543               $  578
    Finished Goods                            619                  834
                                           ------               ------
    Gross Inventory                        $1,162               $1,412
    Reserve for Obsolete & Slow Moving
    Inventory                                (262)                (168)
                                           ------               ------
       Inventory, Net of Reserves            $900               $1,244
                                           ======               ======

3.  STOCKHOLDERS EQUITY:

   The changes in stockholders' equity during the six months ended June 30, 1997, were as follows:

(In thousands)                 Net        Net                       Balance
               Balance at      Sale of    loss                      at
               December 31,    Common     for the   Translation     June 30,
               1996            Stock      Period    Adjustment      1997
               ------------    -------    -------   -----------     --------
Common Stock:
   Shares         111,614       16,683         --          --        128,297
   Amount        $  1,116      $   167    $    --     $    --       $  1,283
Additional
  Paid-in
  Capital          85,025        3,292         --          --         88,317
Accumulated
  Deficit         (83,673)          --     (2,011)         --        (85,684)
Cumulative
  Translation
  Adjustment          142           --         --          (4)           138


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

 5.    COMMON STOCK

   As discussed above in Note 1., between January 15, 1997 and March 25, 1997, the Company entered into a series of subscription agreements to sell an aggregate amount of $3.9 million of Debentures. Of these subscriptions, sales of Debentures in an aggregate amount of $3.4 million were completed. As of June 30, 1997, the Investors had converted $3.4 million of the Debentures into 16.3 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock.

   On June 19, 1997 the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 140 million shares to 185 million shares. Such action was deemed by the Board of Directors to be in the best interest of the Company to make additional shares of the Company's common stock available for obligations undertaken by the Company in connection with the New Agreements with Verity and NXT described in Note 1., public or private financings, present and future employee benefit programs and other corporate purposes. The Company plans to reserve 3,9 million shares of such additional shares for issuance upon the exercise of the New Verity Option and 2.6 million shares of such additional shares for issuance upon the exercise of options granted or to be granted and future grants of restricted stock awards under the Noise Cancellation Technologies, Inc. Stock Incentive Plan (the "1992 Plan").


6.   COMMON STOCK OPTIONS

   On May 2, 1997, under the 1992 Plan, the Company granted to certain employees and consultants options to purchase the Company's common stock at the then fair market value of such stock. The options were granted as part of the compensation to be paid to certain employees and consultants for their services to the Company in 1997. A total of 1.8 million options to purchase shares of the Company's common stock were issued of which 0.8 million were granted to officers of the Company. Such options become exercisable only when an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized common shares becomes effective. Such an amendment was approved by the Company's stockholders on June 19, 1997, and became effective upon completion of the requisite filing on June 20, 1997, at which time the above noted options became fully vested and exercisable.

    Also on May 2, 1997, options to purchase 0.1 million shares of the Company's common stock were issued outside the 1992 Plan to two non-employee directors of the Company. Such options will be exercisable only upon stockholder approval of their issuance which the Company plans to seek at the next Annual Meeting of Stockholders.

    The fair market value of the Company's common stock on May 2, 1997 was $0.2656 per share, the closing price of the Company's common stock on the NASDAQ Stock Market.

    On June 19, 1997, the Company granted, in connection with an offer of employment, options to purchase 10,000 shares of the Company's common stock under the 1992 Plan. The fair market value of the Company's common stock on June 19, 1997 was $0.2813 per share, the closing price of the Company's common stock on the NASDAQ Stock Market.


7.   COMMON STOCK WARRANTS

    On January 22, 1997, the Board of Directors extended for two years the expiration dates of warrants to purchase 2.7 million shares of the Company's common stock at the price of $0.75 per share held by seventeen persons. Such extension with respect to the warrants owned by five directors and officers of the Company was made subject to the approval of the Company's stockholders. The closing price of the Company's common stock as traded on the Nasdaq Stock Market was $0.50 per share. The original expiration date of these warrants was December 31, 1997, and the new expiration date is December 31, 1999. If, prior to December 31, 1999, all of these warrants are exercised, the Company would receive $2.1 million in consideration for the issuance of 2.7 million shares of common stock. Five of the persons who own 2.2 million of these warrants are directors or officers of the Company and the others are current non-officer employees or former directors, officers or non-officer employees of the Company. On June 19, 1997 the stockholders approved the extension of such of those warrants held by directors and officers of the Company.


 8.    SUBSEQUENT EVENTS

    On July 22, 1997 the Company sold 2.9 million shares, in the aggregate, of its common stock at a price of $0.175 per share, pursuant to Regulation D of the Securities Act of 1933, as amended, in a private placement that provided net proceeds to the Company of $0.5 million (the "July 22, 1997 Private Placement").

ITEM 2.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

      GENERAL BUSINESS ENVIRONMENT

   The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Revenues from product sales were limited to sales of specialty products and prototypes. During the first six months of 1997, the Company received approximately 5.3% of its operating revenues from engineering and development funding. Since 1991, excluding quarter to quarter variations, revenues from product sales have been increasing and management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

   The Company has shifted its focus to technology licensing fees, royalties and products that represent near term revenue generation. This is reflected in the fact that 80.2% of the Company's total revenue in the first six months of 1997 represents technology licensing fees. There can be no assurance that additional technology licensing fees, will continue at that level.

   Note 1. to the accompanying Condensed Consolidated Financial Statements and the liquidity and capital resources section which follows describe the current status of the Company's available cash balances and the uncertainties which exist that raise substantial doubt as to the Company's ability to continue as a going concern.

   As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of active noise and vibration control build, revenues from technology licensing fees, royalties and product sales are forecast to fund an increasing share of the Company's requirements. The funding from these sources, if realized, will reduce the Company's former dependence on engineering and development funding and equity financing.

   From the Company's inception through June 30, 1997, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 22% product sales, 47% engineering and development services and 31% technology licensing fees.

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

   Product revenues for the six months ended June 30, 1996 and 1997 were:

                                PRODUCT REVENUES


              Three Months Ended June 30,      Six Months Ended June 30,
              ----------------------------    ----------------------------
                Amount    As a % of Total       Amount    As a % of Total
              ----------- ----------------    ----------- ----------------
  Product     1996  1997   1996     1997      1996  1997   1996    1997
------------- ----- ----- -------  -------    ----- ----- ------- --------
Headsets      $537  $333   96.1%    95.7%     $667  $549   96.4%    94.5%
Fan Quieting     -     8    0.0%     2.3%        -    14    0.0%     2.4%
Communications   -     6    0.0%     1.7%        -    11    0.0%     1.9%
Other           22     1    3.9%     0.3        25     7    3.6%     1.2%
              ----- ----- -------  -------    ----- ----- ------- --------
   Total      $559  $348  100.0%   100.0%     $692  $581  100.0%   100.0%
              ===== ===== =======  =======    ===== ===== ======= ========


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

   Between January 15, 1997 and March 25, 1997, the Company conducted the First Quarter 1997 Financing, by entering into a series of subscription agreements to sell an aggregate amount of $3.9 million of Debentures in a private placement to five Investors through multiple dealers. Of these subscriptions, sales of Debentures in an aggregate amount of $3.4 million were completed from which the net proceeds to the Company were $3.2 million. An additional $0.5 million of Debentures has been subscribed for by one investor which may close, at the Company's election, after that investor converts $0.75 million of its current holdings of $1.5 million of Debentures into common stock of the Company. The Debentures, issued pursuant to Regulation S of the Securities Act of 1933, as amended, are due between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, have the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price is the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also has the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. As of June 30, 1997, the Investors had converted all $3.4 million of the Debentures into 16.3 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock.

   On March 28, 1997, the Company and NXT, a wholly owned subsidiary of Verity, executed the Cross License. Under terms of the Cross License, the Company licensed patents and patents pending which relate to Flat Panel Transducer(TM) ("FPT(TM)") technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to the Company. In consideration of the license, NCT recorded a $3.0 million license fee receivable from NXT as well as royalties on future licensing and product revenue. The Company also executed the Security Deed in favor of NXT granting NXT a conditional assignment in the patents and patents pending licensed to NXT under the Cross License in the event a default in a certain payment to be made by the Company under the Cross License continued beyond fifteen days. Concurrent with the Cross License, the Company and Verity executed agreements granting each an option for a four year period commencing on March 28, 1998, to acquire a specified amount of the common stock of the other subject to certain conditions and restrictions. With respect to the Company's option to Verity (the "Verity Option"), 3.8 million shares of common stock (approximately 3.4% of the then issued and outstanding common stock) of the Company are covered by such option and the Company executed the Registration Rights Agreement covering such shares. Five million ordinary shares (approximately 2.0% of the then issued and outstanding ordinary shares) of Verity are covered by the option granted by Verity to the Company. The exercise price under each option is the fair value of a share of the applicable stock on March 28, 1997, the date of grant. If the Company does not obtain stockholder approval of an amendment to its Restated Certificate of Incorporation increasing its common stock capital by an amount sufficient to provide shares of the Company's common stock issuable upon the full exercise of the option granted to Verity by September 30, 1997, both options expire. On April 15, 1997, Verity, NXT and the Company executed the New Agreements terminating the Cross License, the Security Deed, the Verity Option and the Registration Rights Agreement and replacing them respectively with the New Cross License, the New Security Deed, the New Verity Option and the New Registration Rights Agreement. The material changes effected by the New Agreements were the inclusion of Verity as a party along with its wholly owned subsidiary NXT; providing that the license fee payable to NCT could be paid in ordinary shares of Verity stock; and reducing the exercise price under the option granted to Verity to purchase shares of the Company's common stock to $0.30 per share. At the June 19, 1997 Annual Meeting, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 140 million shares to 185 million shares, and such amendment became effective when it was filed in the office of the Secretary of State of Delaware on June 20, 1997.

   Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, along with reduced operating expenses and capital expenditures and the First Quarter 1997 Financing and the July 22, 1997 Private Placement should be sufficient to sustain the Company's anticipated future level of operations into 1998. However, the period during 1998 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain. In the event that forecasted technology licensing fees, royalties and product sales, and engineering and development revenue are not realized as planned, then management believes available funds will only be sufficient to sustain the Company into the third quarter of 1997 unless additional working capital financing can be obtained. There is no assurance any such financing is or would become available.

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

      RESULTS OF OPERATIONS

   Total revenues for the first six months of 1997 were $4.0 million compared to $2.0 million for the same period in 1996, an increase of $2.0 million or 100%.

   Product sales decreased to $0.6 million versus $0.7 million in 1996, a decrease of $0.1 million or 16% primarily reflecting decreased hearing products sales due to a backlog of primarily NoiseBuster Extreme(TM). Engineering and development services remained flat at $0.2 million in the first half of 1996 and 1997.

   Technology licensing fees in the first six months of 1997 were $3.2 million versus $1.1 million in 1996, an increase of $2.1 million or 191% primarily due to the $3.0 million in Verity license fees described above.

   Cost of product sales decreased to $0.5 million versus $0.6 million in 1996, a decrease of $0.1 million or 20% primarily due to the decrease in product sales discussed above. Product margin decreased to 13% percent from 17% during the same period in 1996 reflecting first half 1997 increases in reserves for obsolete and slow moving inventory. Cost of engineering and development services were unchanged remaining at $0.2 million in both 1996 and 1997. The gross margin on engineering and development services decreased to 6% from 25% during the same period in 1996, primarily due to more profitable contracts in 1996.

   Selling, general and administrative expenses were unchanged remaining at $2.3 million in both 1996 and 1997.

   Research and development expenditures for the first six months of 1997 were $3.0 million versus $2.8 million in 1996, an increase of $0.2 million or 9% primarily due to supporting product development in the Company's efforts in audio, communications, and microphones. The Company continues to be focused on products utilizing its hearing products, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.

   Under most of the Company's joint venture agreements, the Company is not required to fund any capital requirements of these joint ventures beyond its initial capital contribution. In accordance with U.S. generally accepted accounting principles, when the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method of accounting for its investment. The Company will not be able to record any equity in income with respect to an entity until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded. During the first half of 1996, the Company recognized a $0.1 million charge related to its share of losses in OnActive Technologies, L.L.C. which brought the Company's equity in the joint venture to zero. There was no such charge in the first half of 1997.


      LIQUIDITY AND CAPITAL RESOURCES

   The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $85.7 million on a cumulative basis through June 30, 1997. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the license fees and engineering and development funds provided to the venture or the Company are recovered.

   In January 1996, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1997. The Company did not meet the plan's revenue targets for 1996 and as noted below, found it necessary to raise additional capital to fund it's 1997 operations.

   Between January 15, 1997 and March 25, 1997, the Company conducted the First Quarter 1997 Financing by entering into a series of subscription agreements to sell an aggregate amount of $3.9 million of Debentures in a private placement to the five unrelated Investors. Of these subscriptions, sales of Debentures in an aggregate amount of $3.4 million were completed from which the net proceeds to the Company were $3.2 million. An additional $0.5 million of Debentures has been subscribed for by one investor which may close, at the Company's election, after that investor converts $0.75 million of its current holdings of $1.5 million of Debentures into common stock of the Company. The Debentures, issued pursuant to Regulation S of the Securities Act of 1933, as amended, are due between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, have the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price is the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also has the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. As of June 30, 1997, the Investors had converted all $3.4 million of the Debentures into 16.3 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock.

    On July 22, 1997 the Company sold 2.9 million shares, in the aggregate, of its common stock at a price of $0.175 per share in the July 22, 1997 Private Placement that provided net proceeds to the Company of $0.5 million.

    Management adopted a plan for 1997 which it believes will generate sufficient funds for the Company to continue its operations into 1998. Satisfactory execution of this plan, and avoidance of seeking additional working capital from further sales of the Company's common stock, is contingent upon management's ability to successfully complete its current negotiations concerning agreements which will provide additional technology license fees, royalty revenues and product sales to the Company in 1997 and 1998. No assurance can be given concerning a favorable outcome to these negotiations.

   Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, the operating cost savings from the reduction in employees, and reduced capital expenditures and the First Quarter 1997 Financing and July 22, 1997 Private Placement should be sufficient to sustain the Company's anticipated future level of operations into 1998. However, the period during 1998 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain. In the event that forecasted technology licensing fees, royalties and product sales, and engineering and development revenue are not realized as planned, then management believes available funds will only be sufficient to sustain the Company into the third quarter of 1997 unless additional working capital financing can be obtained. There is no assurance any such financing is or would become available.

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

   Management believes that the funding provided by the additional capital referred to above coupled with anticipated increased product sales, technology licensing fees, royalties, and cost savings, if realized, should enable the Company to continue operations into 1998. (Refer to Note 1. - "Notes to the Condensed Consolidated Financial Statements" for a further discussion relating to continuity of operations.) Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's ability to overcome its present financial difficulties. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to technology license fees and royalty revenues. The Company will monitor its performance against the 1997 plan on a monthly basis and, if necessary, reduce its level of operations accordingly. The Company believes that the plan discussed above constitutes a viable plan for the continuation of the Company's business into 1998.

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

   At June 30, 1997, cash and short-term investments were $1.1 million. The available resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

   The Company's working capital increased to $0.6 million at June 30, 1997, from $(1.3) million at December 31, 1996. This increase of $1.9 million was funded primarily by the revenue and equity transactions described above and used primarily to fund operations for the period.

   During the first six months of 1997, the net cash used in operating activities was $2.5 million, compared to $3.1 million used in operating activities during the same period of 1996.

   Net inventory increased during the first six months of 1997 by $0.3 million due primarily to stocking for anticipated sales of the ProActiveTM headsets and initial stocking of the Company's new communications products.

   Cash provided by financing activities amounted to $3.4 million reflecting the sale of the Debentures discussed above.

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

   There were no material commitments for capital expenditures as of June 30, 1997, and no material commitments are anticipated in the near future.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      For discussion of legal proceedings, see Note 4 - "Notes to the Condensed Consolidated Financial Statements" which is incorporated by reference herein.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      An annual meeting of stockholders of the Company was held on June 19, 1997. At the meeting, Jay M. Haft, Michael J. Parrella, John J. McCloy II and Sam Oolie were elected directors, each to serve until the next annual meeting of stockholders and until his successor is elected and qualified. The stockholders also approved an amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized thereunder from 140,000,000 shares to 185,000,000 shares, approved the extension of certain warrants owned by certain officers and directors of the Company, and ratified the appointment of Richard A. Eisner & Company, LLP as the Company's independent auditors for the year ending December 31, 1997. The vote taken at such meeting was as follows:

      (a)   With respect to the election of the directors

                                       FOR             WITHHELD
             Jay M. Haft            87,411,429        2,807,968
             Michael J. Parrella    87,673,769        2,545,628
             John J. McCloy II      87,532,669        2,686,728
             Sam Oolie              87,710,269        2,509,128


      (b) With respect to the proposal to approve the amendment of the Company's Restated Certificate of Incorporation

                                                 ABSTENTIONS AND
                   FOR           AGAINST        BROKER NON-VOTES
               83,656,241       6,063,314            482,812


      (c) With respect to the proposal to approve the extension of certain warrants owned by certain officers and directors of the Company.


                                                 ABSTENTIONS AND
                   FOR           AGAINST        BROKER NON-VOTES
               76,003,140       6,095,500            890,770



      (d) With respect to the proposal to ratify the selection of Richard A. Eisner & Company, LLP independent auditors for the Company's fiscal year ending December 31, 1997


                                                 ABSTENTIONS AND
                   FOR           AGAINST        BROKER NON-VOTES
               88,530,794       1,235,054            453,549

ITEM 6 - EXHIBITS

      (a)   Exhibits

            Exhibit No. Description

            3(a) Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed in the Office of the Secretary of State of the State of Delaware on June 20, 1997.

            10(a) Cross License Agreement dated April 15, 1997, among Verity Group plc, New Transducers Limited and Noise Cancellation Technologies, Inc. **

            10(b) Security Deed dated April 14, 1997, from Noise Cancellation Technologies, Inc. to Verity Group plc.

            10(c) Common Stock Purchase Option dated April 15, 1997, from Noise Cancellation Technologies, Inc. to Verity Group plc.

            10(d) Letter Agreement dated April 17, 1997, from Noise Cancellation Technologies, Inc. to Verity Group plc.

            11          Computation of Net Profit (Loss) Per Share.

            27          Financial Data Schedule.

** Confidential treatment requested for a portion of this document. Such portion has been omitted from the document and identified by asterisks. Such portion also has been filed separately with the Commission pursuant to the Company's application for confidential treatment.

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


NOISE CANCELLATION TECHNOLOGIES, INC.



By:   /s/ MICHAEL J. PARRELLA
      -----------------------
      Michael J. Parrella, President


By:   /s/ JEFFREY C. ZEITLIN
      -----------------------
      Jeffrey C. Zeitlin
      Senior Vice President, Operations, and
      Chief Financial Officer


Dated:  August 14, 1997

                                                                   EXHIBIT 3(a)
                            CERTIFICATE OF AMENDMENT
                                       OF
                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                      NOISE CANCELLATION TECHNOLOGIES, INC.


NOISE   CANCELLATION   TECHNOLOGIES,   INC.,   a   Delaware   corporation   (the
"Corporation") hereby certifies as follows:

      FIRST: That the Board of Directors of the Corporation, at a meeting of such Board held May 2, 1997, adopted a resolution proposing and declaring advisable the following amendment to the Restated Certificate of Incorporation of the Corporation, and declaring that such proposed amendment be submitted for consideration by the stockholders of the Corporation entitled to vote in respect thereof. The resolution setting forth the proposed amendment is as follows:

      "RESOLVED, that paragraph (a) of Article IV of the Restated Certificate of Incorporation of the Corporation, be amended to read as follows:

      `(a) Authorized Shares. The total number of shares of stock which the Corporation shall have authority to issue is 195,000,000 which shall consist of 185,000,000 shares, $.01 par value, designated as Common Stock and 10,000,000 shares, $.10 par value, designated as Preferred Stock.'"

      SECOND: Paragraph (a) of Article IV of the Restated Certificate of Incorporation, relating to the capitalization of the Corporation,is hereby deleted and amended to read in its entirety as follows:

      "(a) Authorized Shares. The total number of shares of stock which the Corporation shall have authority to issue is 195,000,000 which shall consist of 185,000,000 shares, $.01 par value, designated as Common Stock and 10,000,000 shares, $.10 par value, designated as Preferred Stock."

      THIRD: The amendment effected herein has been approved by the holders of at least a majority of all the outstanding shares of the Corporation entitled to vote thereon at the Annual Meeting of Stockholders of the Corporation held on June 19, 1997.

      FOURTH: The amendment effected herein was duly adopted in accordance with the applicable provisions of Section 242 of the General Corporation law of the State of Delaware.

     IN WITNESS WHEREOF, Noise Cancellation Technologies, Inc. has caused this Certificate of Amendment to be signed by Michael J. Parrella, its President, and attested to by John B. Horton, its Secretary, this 19th day of June, 1997.

ATTEST:                             Noise Cancellation Technologies, Inc.



By:   /s/ JOHN B. HORTON            By:   /s/ MICHAEL J. PARRELLA
      -------------------------           -----------------------
      John B. Horton, Secretary           Michael J. Parrella, President

                             CONFIDENTIAL TREATMENT
                                                             EXHIBIT NO. 10(a)

                             CROSS LICENCE AGREEMENT


Cross Licence Agreement made this 15th day of April, 1997 by and between (1) Verity Group plc, a public company incorporated in England and Wales under number 514718 with its registered office at Stonehill, Huntingdon PE18 6ED, England ("Verity"); (2) New Transducers Limited, a private company limited by shares incorporated in England and Wales under number 3135528 with its registered office at Stonehill, Huntingdon PE18 6ED, England ("NXT") and (3) Noise Cancellation Technologies, Inc., a Delaware corporation with offices at 1025 West Nursery Road, Linthicum, Maryland 21090, USA, ("NCTI").

WHEREAS NXT is engaged in the development and commercial exploitation of flat panel speakers including distributed mode loudspeakers and ancillary panel and transducer technology; and

WHEREAS NCTI is engaged in the development and commercial exploitation of active wave management technology including flat panel speakers; and

WHEREAS NXT and NCTI are both engaged in the separate and parallel development of panel loudspeaker technologies whereby controversies between NXT and NCTI may have already arisen and could arise in the future or continue to arise as to their rights as against each other relating to their respective technologies at 31 December 1996; and

WHEREAS NXT and NCTI wish to settle such controversies amicably between themselves in full accordance with the applicable laws in order to avoid litigation, to promote healthy competition by accelerating the process of bringing products which benefit from both technologies to market and to broaden access to both technologies for potential licensees; and

WHEREAS NXT and NCTI also recognize that, in view of the nature of their respective technologies and the fields and potential fields of applications, each party's technology as at 31 December 1996 will or is likely to contribute to new products which are brought to the market and for this reason each of the parties is willing to grant the licences in this Agreement.

NOW THEREFORE, in consideration of the mutual covenants contained herein, as well as other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1.    Definitions
As used herein, the terms described below have the following meanings.

1.1   "Affiliate" shall mean:
      (A)   any legal entity in which a party has an Interest;
      (B) any legal entity which directly or indirectly Controls a party ("Parent");
      (C) any legal entity in which a Parent has an Interest; or
      (D) any company listed in Schedule D so long as the percentage of shares held by a party or an Affiliate as defined in (A) - (C) does not fall below the percentage stated for that company in Schedule D.
      For purposes of this Agreement "Control" of an entity shall be deemed to exist by virtue of having the right to influence the operation and affairs thereof by holding directly 51% or more of each of the equity interests and voting rights in such entity. "Interest" in an entity shall be deemed to exist by virtue of owning voting rights equal to or greater than 50% of all voting rights in such entity.
1.2   "Cardinal Breach" shall mean any of the following:
      (A) the granting or purporting to grant by NCTI of any licence which is outside the terms of the NXT Technology Licence;
      (B) any challenge by NCTI or any of its Affiliates or any challenge by a third party assisted in any manner by NCTI or any of its Affiliates as to the validity, subsistence, or scope of the Licensed NXT Patents, any other related future NXT patents or the Licensed NXT Technology, including NXT's ownership of or entitlement to the same;
      (C) the commencement or maintenance of infringement proceedings by NCTI or any of its Affiliates or licensees, or by any third party with the assistance of NCTI or any of its Affiliates, against NXT or any of its Affiliates or licensees in respect of products covered by or embodying patents or technology used or licensed by NXT;
      (D) the occurrence of any event or transaction which results in any third party acquiring directly or indirectly majority beneficial ownership of or effective control of the Licensed NCTI Patents or the Licensed NCTI Technology.
1.3 "Chairman's Letter" means the letter addressed to Verity from Jay M. Haft (Chairman of NCTI) in agreed terms.
1.4 "DERA  Technology"  means the patents,
associated know how and other intellectual property rights licensed at any time to Verity and/or NXT by the Defence and Evaluation Research Agency or by any other similar emanation of the Secretary of State for Defence.
1.5   "Effective Date" means 28 March 1997.
1.6 "Ground Based Vehicles" shall mean all civil and all military vehicles running on two or more wheels or on one or more tracks or treads, including without limitation automobiles, jeeps (and other vehicles competitive with jeeps), all-terrain vehicles and snow cats, hovercraft, trucks and vans of any class, emergency vehicles, buses, all agricultural and farm vehicles, all construction vehicles (including, without limitation, cranes, lifts and earth moving equipment) motorcycles, snowmobiles, trolleys, trains and other vehicles that travel on or are guided by one or more rails.
1.7 "Letter of Opinion" means the letter addressed to Verity from John Horton (in-house legal counsel to NCTI) and countersigned by Michael Parrella, each of NCTI, under which an opinion is given in relation to, inter alia, the due execution, authorisation and enforceability of, inter alia, this Agreement in agreed terms.
1.8 "Licensed NCTI Patents" shall mean all published or unpublished patents and patent applications and filed disclosures (including any continuations, continuations-in-part, divisions, extensions, reissues, re-examinations, renewals or equivalent applications whenever and wherever filed) which:
      (A) have been filed or made prior to 31 December  1996;  and
      (B) relate to flat panel speakers, acoustic objects, transducers or related acoustic technology; and
      (C) are owned by or licensed to NCTI or its Affiliates (other than the Licensed NXT Patents)
      including, without limitation, those listed in Schedule A and those also included by operation of the further undertaking in Schedule A.

1.9 "Licensed NCTI Technology" shall mean confidential information in existence prior to 31 December 1996 and within the custody, possession, power or control of NCTI or its Affiliates which supports, amplifies, explains or enables the design or manufacture of products embodying any of the specifications or claims of the Licensed NCTI Patents, but excluding such confidential information which is held under a duty of non-disclosure to a non-Affiliate.
1.10 "Licensed NXT Patents" shall mean all published or unpublished patents and patent applications (including any continuations, continuations-in-part, divisions, extensions, reissues, re-examinations or renewals) which:
      (A) have been filed or made prior to 31 December  1996;  and
      (B) relate to flat panel speakers, acoustic objects, transducers or related acoustic technology; and
      (C) are owned by or licensed to NXT or its Affiliates (other than the Licensed NCTI Patents and the DERA Technology).
      including, without limitation, those listed in Schedule B.
1.11 "Licensed NXT Technology" shall mean confidential information in existence prior to 31 December 1996 and within the custody, possession, power or control of NXT excluding the DERA Technology which supports, amplifies, explains or enables the design or manufacture of products embodying any of the specifications or claims of the Licensed NXT Patents, but excluding such confidential information which is held under a duty of non-disclosure to a non-Affiliate.
1.12 "Licensed Products" shall mean any product or component which incorporates, embodies, is covered by, is claimed by, or is based upon any of the Licensed NXT Patents, the Licensed NXT Technology, the Licensed NCTI Patents or the Licensed NCTI Technology.

1.13  "Multi-Field Components" shall mean:
      (A)   components  to  be  incorporated  in  sound   propagation  or  sound
            reproduction devices (including but not limited to panels, exciters or transducers) which may be utilised in one or more fields of use as defined in articles 1.14 and 1.26 but are not specifically designed for any particular field of use; or
      (B)   devices designed to replace traditional  loudspeaker drive units.
1.14 "NCTI Fields" shall mean the following fields of use for flat panel transducer and audio speaker products:
      (A)   Ground Based Vehicles.
      (B) Aircraft including, but not limited to, all civil and military fixed and rotary wing aircraft of any nature and any other craft capable of sustained flight.
      (C) Marine vessels including, but not limited to all civil and military surface and subsurface vessels, ships and boats.
      (D)   Communications   handsets  the  sole  purpose  of  which  is  audio
            communication limited to telephones, cellular telephones, speaker telephones, telephone conferencing, two-way radios, mobile radios, ham radios, CB radios, public telephones, wireless telephones, SMR telephones, answering machines, pagers.
      (E) Headsets, headphones, earplugs, earbuds, earmuffs, and all forms of "on the ear" and "in the ear" sound generating devices.
      (F) Hearing aids, hearing assistance devices and other devices to assist impaired hearing.
      (G) All devices and systems where the sole purpose is reducing, isolating, controlling or attenuating noise or vibration.
1.15 "NCTI Option Agreement" shall mean the Common Stock Purchase Option to be granted by NCTI to Verity in agreed terms.
1.16 "NCTI Technology Licence" shall mean the licence granted to Verity under articles 2.1-2.4 of this Agreement.
1.17 "Net Sales Revenues" shall mean the revenues received from the sale, lease or other transfer by a party of Licensed Products less:
       (A) costs of packing,  transportation  and  insurance;
       (B) sales,  value added and other taxes not based on income;
       (C) ordinary trade  discounts and  commissions;
       (D) customs  duties and  expenses;  and
       (E)  royalties payable to third parties.
1.18 "Net Licensing Revenues" shall mean the gross revenues received by either party from its respective licensing of third parties including Affiliates to make or produce Licensed Products less:
       (A)  royalties  payable  to third  parties;  and
       (B) taxes not based upon income.
1.19 "Non US Patents" means the Licensed NCTI Patents  excluding the US Patents.
1.20 "NXT Technology Licence" shall mean the licence granted to NCTI under articles 2.5 - 2.6 of this Agreement.
1.21 "Premium Shares" means 3,350,000 ordinary shares of 5p each in the capital of Verity credited as fully paid.
1.22 "Premium Reduction" means US$150,000 multiplied by the number of anniversaries since the date of this Agreement up to a maximum of US$3,000,000.
1.23 "Registration Rights Agreement" means the registration rights agreement to be entered into by NCTI and Verity in agreed terms.
1.24 "Security Deed" shall mean the agreement of even date between NCTI, Verity and NXT relating to the Licensed NCTI Patents.
1.25 "US Patents" shall mean such of the Licensed NCTI Patents as have been made, filed or registered in the United States.

1.26 "Verity Fields" shall mean the following fields of use for flat panel transducer and audio speaker products:
      (A) Consumer audio including but not limited to flat panel speakers for stereos, home theatres, radios, televisions and the like (whether separate or integrated).
      (B) Pro-audio including but not limited to ceiling tiles, wall speakers, theatre speakers, speakers for commercial uses, airport speakers and outdoor speakers.
      (C) Multi-media including but not limited to personal computers, workstations, laptop computers, notebook computers, personal digital assistants, game machines, teleconferencing and video conferencing equipment, dealing room equipment, Internet equipment and monitors and displays of all types.
      (D)   Marketing and promotional  devices including but not limited to bill boards, point of purchase devices, display cases and windows.
      (E)   Domestic and industrial appliances including but not limited to dish washers, clothes washers, vacuum cleaners, microwave ovens, clothes dryers, stoves, range hoods (cooker hoods), air conditioners, air coolers, humidifiers and air purifiers.
      (F) Multi-Field Components except where the application of the component is known to be in NCTI Fields.
      (G) Any field for the propagation and reproduction of sound not otherwise covered by the NCTI Fields or this definition.
1.27 "Verity Option Agreement" shall mean the deed of option in respect of the option to be granted by Verity to NCTI dated 28 March 1997.
1.28 "Verity Option Amendment Agreement" shall mean the letter agreement to be entered into between Verity and NCTI in agreed terms.
In this  Agreement where the context  admits:
1.29 words and phrases the  definitions of which are contained or referred to in
Part XXIV Companies Act 1985 shall be construed as having the meanings so attributed to them.
1.30 references to any document being in agreed terms are to that document in the form signed on behalf of the parties for identification.

2.    Licences
      NCTI Technology Licence
2.1 Subject to the terms and conditions of this Agreement and subject to certain rights granted previously by NCTI to Electrolux (to the extent that such rights have been disclosed in writing to Verity) and in consideration of the Premium Shares (deemed for the purposes of this Agreement to have a value of US$3,000,000 by reference to the mid market price on close of business on 14 April 1997) to be allotted under article 3 and the royalties payable under article 4, NCTI hereby grants to Verity with effect from the Effective Date an exclusive worldwide licence (with a right to sub-license on a non-exclusive basis only) for the Verity Fields to make, have made, use, distribute, sell and have sold products which incorporate, embody, are covered by, are claimed by, or are based upon any of the US Patents.
2.2 Subject to the terms and conditions of this Agreement and subject to certain rights granted previously by NCTI to Electrolux (to the extent that such rights have been disclosed in writing to Verity) and also in consideration of the payment of the royalties in article 4, NCTI hereby grants to Verity with effect from the Effective Date an exclusive worldwide licence (with a right to sub-license on a non-exclusive basis only) for the Verity Fields to make, have made, use, distribute, sell and have sold products which incorporate, embody, are covered by, are claimed by, or are based upon any of the Non US Patents or the Licensed NCTI Technology.
2.3 In further consideration for the payment of the royalties in article 4, NCTI hereby undertakes to use its best endeavours to discharge the restrictions which prevent it from granting any non-exclusive licences for ** and, to the extent that such restrictions are discharged and NCTI is in a position to grant any licence, NCTI grants to Verity a non-exclusive worldwide licence (with a right to sub-license) for ** to make, have made, use, distribute, sell and have sold products which incorporate, embody, are covered by, are claimed by, or are based upon any of the Licensed NCTI Patents or the Licensed NCTI Technology.
2.4 Verity shall use reasonable endeavours to exploit the patents and technology licensed under this Agreement.
    NXT Technology Licence
2.5 Subject to the terms and conditions of this Agreement and in consideration for the royalties payable under article 4, NXT hereby grants to NCTI with effect from the Effective Date a worldwide licence (with a right to sub-license on a non-exclusive basis only) to make, have made, use, distribute, sell and have sold products which incorporate, embody, are covered by, are claimed by, or are based upon any of the Licensed NXT Patents or Licensed NXT Technology:
      (A) on an exclusive basis for the NCTI Fields excluding Ground Based Vehicles; and
      (B) on a non-exclusive basis for Ground Based Vehicles.

** Confidential Treatment requested for a portion of this document. Such portion has been omitted from the document and identified by asterisks. Such portion also has been filed separately with the Commission pursuant to the Company's application for confidential treatment.

2.6 NCTI shall use reasonable endeavours to exploit the patents and technology licensed under this Agreement.


2.7   Licensing
      (A) None of the parties shall grant or purport to grant any licences of the rights granted under this Agreement on terms which do not comply with articles 2, 6, 9, 10, and 13. Further, the parties shall ensure that all licences granted in respect of any Licensed Product after the date of this Agreement shall include the Licensed NCTI Patents, the Licensed NCTI Technology, the Licensed NXT Patents and the Licensed NXT Technology to the extent that this is permitted by the terms of this Agreement.
      (B) Any licence granted by any of the parties under this Agreement shall prohibit assignment and sublicensing by the licensee. Further, other than the difference in the permitted fields of use, none of the parties shall grant licences to its Affiliates on preferential terms compared to non-Affiliates.
2.8   Notice of licensing
     Within 3 months of granting any licence under the terms of this Agreement, the relevant party shall give written notice to the other parties of the identity of the licensee and the terms of such licence.
2.9   Patent Notice
      The parties shall use all reasonable endeavours to ensure that any party, which is licensed to use the Licensed NCTI Patents and/or the Licensed NXT Patents as a consequence of this Agreement, shall use a legend on each Licensed Product (or where not practical, on the packaging for such Licensed Product) to identify the patent or patents (if any) from the Licensed NCTI Patents and the Licensed NXT Patents which are applicable to the Licensed Product.
2.10  Ownership
      Each of the parties acknowledges that ownership of the Licensed NCTI Patents, the Licensed NCTI Technology, the Licensed NXT Patents and the Licensed NXT Technology shall not be affected by the operation of this Agreement.
Further, none of the parties shall acquire any rights in any of the other party's intellectual property rights except as is expressly set out in this Agreement.

3.    Exclusivity Premium
3.1 In consideration of the grant by NCTI of the exclusive licence under article
2.1 of this Agreement, Verity shall by 15 May 1997, and subject in all respects to due compliance prior to such allotment with any legal regulatory or other requirements including the London Stock Exchange Limited agreeing to admit the Premium Shares to listing and listing becoming effective, allot the Premium Shares to NCTI.
3.2 In the  event  that the  Premium  Shares  are not  allotted pursuant to article 3.1 by 15 May 1997 then:
      (A)   the  obligation  on Verity to allot the Premium  Shares  pursuant to article 3.1 shall lapse and article 3.1 shall have no further force and effect and none of the parties shall have any liability hereunder; and
      (B) Verity shall pay to NCTI the cash sum of US$3,000,000.
3.3 For the avoidance of doubt, the operation of article 3.2 shall have no effect upon the licences granted by NCTI to Verity pursuant to article 2 which shall remain in full force and effect.

4.    Royalties
4.1   Royalties
      As part of the consideration for the rights granted by NCTI to Verity in this Agreement, Verity shall pay royalties to NCTI in accordance with Schedule
C. In consideration of the rights granted by NXT to NCTI in this Agreement, NCTI shall pay royalties to NXT in accordance with Schedule C.
4.2   Payment
      Royalties shall be paid to the party entitled to the same within forty-five (45) days from the end of each quarter of each calendar year as provided in Article 7. The paying parties agree that the receiving party may inspect its royalty/revenue records once a year upon thirty (30) days written notice, at the inspecting party's own expense. All such royalty payments shall be exclusive of VAT or any other sales tax. All payments under this Agreement shall be made in US dollars.
4.3   Late Payment
      Any payment not made on its due date will require the defaulting party to pay interest in order to cover the default at the rate of the then current prime rate at The Chase Manhattan Bank NA. The non-defaulting party shall be entitled to set-off any late payment and interest against any royalty payment otherwise due to the defaulting party.

5.  Disclosure of Information, Data and Know-How
5.1 NCTI shall disclose to Verity such of the Licensed NCTI Technology as NCTI believes in its sole opinion is necessary to assist with the design, manufacture and marketing of Licensed Products. NXT shall disclose to NCTI such of the Licensed NXT Technology as NXT in its sole opinion believes is necessary to assist with the design, manufacture and marketing of Licensed Products.

6.    Confidentiality
6.1   Treatment
      Any of the Licensed NCTI Technology, the Licensed NXT Technology, or other information of one party relating to trade secrets, processes, formulas, data and know-how, discoveries, developments, designs, improvements, inventions, techniques, marketing plans, strategies, forecasts, new products, software documentation, unpublished financial statements, budgets, projections, licences, prices, costs, customer lists, supplier lists and any other material marked in some reasonable manner to indicate it is confidential which is disclosed to the other party and also the terms and conditions of this Agreement (the "Confidential Information") shall be held in confidence and not disclosed, and shall be subject to the following terms:
      (A) any Confidential Information disclosed between the parties hereto orally or visually, in order to be subject to this Agreement, shall be so identified to the receiving party at the time of disclosure and, if not identified in writing at the time, confirmed in writing within ten (10) days after such oral or visual disclosure;
      (B) only those of its officers, employees, consultants, sub-contractors and licensees who need to receive the Confidential Information in order to carry out the purposes of this Agreement shall have access to such information and such access shall be limited to only so much of such information as is necessary for the particular officer, employee, consultant, sub-contractor and licensee to properly perform his or her functions;
      (C) all officers, employees, consultants, sub-contractors and licensees who shall have access to the Confidential Information shall be under written obligation:
            (1) to hold in confidence and not disclose all the Confidential
                Information made available to them; and
            (2) to use the Confidential Information only as permitted by the party retaining them;
      (D) all documents, drawings, writings and other embodiments which contain the Confidential Information shall be maintained in a prudent manner in a secure fashion separate and apart from other information in its possession and shall be removed therefrom only as needed to carry out the purposes of this Agreement; and
      (E) all documents, drawings, writings and other embodiments of the Confidential information the security or safekeeping of which are subject to governmental regulations shall be kept in accordance with those regulations.
6.2   Exclusions
      Confidential Information shall not include information that:
      (A) was at the time of disclosure in the public domain through no fault of the party receiving it;
      (B) becomes part of the public domain after disclosure to the party receiving it through no fault of such party;
      (C) was in the possession of the party receiving it (as evidenced by written records) at the time of disclosure and was not acquired directly or indirectly from the other party, or a third party, as the case may be, under a continuing obligation of confidence of which the party receiving it was aware;
      (D) was received by the party receiving it (as evidenced by written records) after the time of disclosure hereunder from a third party who did not require it to be held in confidence and who did not acquire it directly or indirectly from the disclosing party under a continuing obligation of confidence of which the party receiving it was aware;
      (E) is required by law or the rules of any relevant Court or securities exchange to be disclosed, but only to the extent of such required disclosure; provided, that a party required so to disclose
            Confidential Information shall use all reasonable endeavours to notify the disclosing party of such potential disclosure so that such party may seek a protective order or other remedies to maintain in confidence any such Confidential Information;
      (F) was developed independently by the receiving party and without the use of any Confidential Information received from the disclosing party under this Agreement; or
      (G) was or is disclosed by the disclosing party to third parties without restrictions on use or disclosure comparable to those contained herein.

7.    Payments, Reports and Records
7.1   Royalties Payable to NCTI
      Royalties payable to NCTI shall be due and payable in U.S. dollars in immediately available New York, New York funds within forty-five (45) days after the last business day of each March, June, September and December of each calendar year during the term of this Agreement. If requested by NCTI, Verity shall direct its chartered accountants at Verity's expense to provide NCTI with a certified written royalty report (the "Verity Royalty Report") for each calendar year of this Agreement within sixty (60) days of the end of each calendar year of this Agreement. Such Verity Royalty Reports shall be prepared in accordance with the standard reporting procedures of such chartered accountants applied in a consistent manner. A similar Verity Royalty Report shall be rendered and royalty payment shall be made within sixty (60) days after termination of this Agreement.
7.2   Royalties Payable to NXT
      Royalties payable to NXT shall be due and payable in U.S. dollars in immediately available New York, New York funds within forty-five (45) days after the last business day of each March, June, September and December of each calendar year during the term of this Agreement. If requested by NXT, NCTI shall direct its independent certified public accountants at NCTI's expense to provide NXT with a certified written royalty report (the "NCTI Royalty Report") for each calendar year of this Agreement within sixty (60) days of the end of each calendar year of this Agreement. Such NCTI Royalty Reports shall be prepared in accordance with the standard reporting procedures of such independent certified public accountants applied in a consistent manner. A similar NCTI Royalty Report shall be rendered and royalty payment shall be made within sixty (60) days after termination of this Agreement.

8.    Term
8.1 The term of this Agreement shall begin with effect from the Effective Date and shall expire immediately upon:
      (A) with respect to rights granted under any patent hereunder, the expiration of that patent under applicable law;
      (B) with respect to the other rights granted to Verity hereunder, upon the expiration of the last to expire of the Licensed NCTI Patents; and
      (C) with respect to the other rights granted to NCTI hereunder, upon the expiration of the last to expire of the Licensed NXT Patents.
8.2 Other than as set out in articles 8.1 and 9, this Agreement shall not be terminable by either party unilaterally and shall not terminate automatically.

9.    Termination
9.1   Cardinal Breach
      NXT shall have the right to terminate the NXT Technology Licence, without prejudice to the continuation of the NCTI Technology Licence (with respect to the rights granted to Verity, the royalties and the other obligations imposed on Verity), for any reason which constitutes Cardinal Breach and which:
      (A)   cannot be remedied by NCTI; or
      (B) where capable of remedy by NCTI, is not remedied by NCTI within 30 days of receiving written notice from NXT.
9.2 The termination in article 9.1 shall be of immediate effect upon NXT giving written notice to NCTI.
9.3   Following termination under article 9.1:
      (A) US$3,000,000 (being for the purposes of this Agreement the deemed cash equivalent of the Premium Shares at the date of this Agreement) less the Premium Reduction, shall be paid to Verity within 14 days;
      (B) the NXT Technology Licence shall be terminated in accordance with the provisions of article 10 amended to apply only to the termination of the NXT Technology Licence.
9.4 If NCTI fails to make payment as required by article 9.3(A), then Verity shall be entitled to register the transfer of ownership of the Licensed NCTI Patents under the terms of the Security Deed. This right shall be without prejudice to Verity's rights, whether under this Agreement or otherwise, and to its general right to record at any time the Security Deed with the US Patent Office and to file a UCC1 Financing Statement. Upon lapse of the Security Deed, Verity shall be obliged to take all reasonable steps to cancel or remove the Security Deed at the US Patent Office.
      Insolvency
9.5 Any party may terminate its licence under this Agreement to the other party (the "Insolvent Party") at any time, without prejudice to the continuation of the licence under this Agreement from the Insolvent Party, where the Insolvent Party becomes insolvent, is adjudicated bankrupt or compounds with or makes any arrangement with or makes any general assignment for the benefit of its creditors or enters into liquidation, whether compulsorily or voluntarily (except for the purposes of a bona fide reconstruction or amalgamation) or has a receiver, administrative receiver or administrator (or the equivalent under United States or other relevant local bankruptcy law) appointed over the whole or any part of its undertaking or assets or a similar occurrence under any jurisdiction affects the other party or if the other party ceases or threatens to cease or makes any material change in its business.
9.6 The termination of the NCTI Technology Licence or the NXT Technology Licence in article 9.5 shall be of immediate effect upon a party (the "Terminating Party") giving written notice to the Insolvent Party.
9.7 Following  termination under article 9.6:
      (A) the licence granted to the Insolvent Party under articles 2.1 - 2.4 or under articles 2.5 - 2.6 shall immediately terminate in accordance with the provisions of article 10 amended to apply only to the termination of the licence granted to the Insolvent Party; and
      (B) if NCTI is the Insolvent Party, US$3,000,000 (being for the purposes of this Agreement the deemed cash equivalent of the Premium) less the Premium Reduction, shall be paid to Verity within 14 days.
9.8 If NCTI fails to make payment as required by article 9.7(B), then NXT shall be entitled to register the transfer of ownership of the Licensed NCTI Patents under the terms of the Security Deed. This right shall be without prejudice to Verity's rights, whether under this Agreement or otherwise, and to its general right to record at any time the Security Deed with the US Patent Office and to file a UCC1 Financing Statement. Upon lapse of the Security Deed, Verity shall be obliged to take all reasonable steps to cancel or remove the Security Deed at the US Patent Office.
      Infringement Proceedings
9.9 If NCTI or any of its Affiliates or licensees commence or maintain infringement proceedings against Verity or any of its Affiliates or licensees as regards products covered by or embodying the Licensed NXT Patents and/or the Licensed NXT Technology then:
      (A) if a plaintiff to such infringement proceedings is NCTI or one of its Affiliates, NXT shall have the right to terminate the NXT Technology Licence which shall be terminated in accordance with the provisions of article 10 amended to apply only to the termination of the NXT Technology Licence;
      (B) if a plaintiff to such infringement proceedings is a licensee of NCTI, then in respect of that licensee NCTI shall be obliged within 30 days to either:
            (1) procure that such licensee of NCTI withdraws such proceedings;
                or
            (2) terminate such sub-licence with immediate effect.

9.10 If Verity or any of its Affiliates or licensees commence or maintain infringement proceedings against NCTI or any of its Affiliates or licensees as regards products covered by or embodying the Licensed NCTI Patents and/or the Licensed NCTI Technology then:
      (A) if a plaintiff to such infringement proceedings is Verity or any of its Affiliates, NCTI shall have the right to terminate the NCTI Technology Licence which shall be terminated in accordance with the provisions of article 10 amended to apply only to the termination of the NCTI Technology Licence;
      (B) if a plaintiff to such infringement proceedings is a licensee of Verity, then in respect of that licensee Verity shall be obliged within 30 days to either:
            (1) procure that such  licensee of Verity withdraws such
                proceedings; or
            (2) terminate such sub-licence with immediate effect.

10.   Effect of Termination
10.1  Except as otherwise expressly provided herein, on termination of this
Agreement:
      (A) all rights and licences granted pursuant to article 2 shall immediately terminate; and
      (B) all documents, drawings, writings and other embodiments of the Confidential Information, as well as those produced, created or derived from the Confidential Information which incorporate the Confidential Information and all copies thereof shall be returned promptly to the disclosing party of this Agreement without prejudice to the continuation of the obligations under article 6.
10.2 After termination of this Agreement, NCTI and all its licensees under this Agreement and Verity and all its licensees under this Agreement may continue to sell Licensed Products manufactured before the date of termination and, if their stock of Licensed Products are insufficient to fulfil orders accepted before the date of termination, they may manufacture sufficient quantities of Licensed Products to fulfil such order, provided that:
      (A) such Licensed Products are manufactured within 6 months of termination of this Agreement; and
      (B)   any applicable  royalties are paid in accordance  with article 4.
10.3 Notwithstanding the termination of this Agreement, the terms and conditions of articles 6 and 7, and the accrued rights of the parties shall survive termination of this Agreement and shall continue to be applicable and govern the parties with respect to the subject matter thereof.
10.4 In the event of termination all monies due to either party in respect of royalty payments shall be settled within 30 days of the date of termination.

11.   Force Majeure
11.1 In the event of enforced delay in the performance by any party of obligations under this Agreement due to unforeseeable causes beyond its reasonable control and without its fault or negligence, including, but not limited to, acts of God, acts of the government, acts of the other party, fires, floods, strikes, freight embargoes, unusually severe weather, or delays of subcontractors or licensees due to such causes (an "Event of Force Majeure"), the time for performance of such obligations shall be extended for the period of the enforced delay; provided that the party seeking the benefit of the provisions of this paragraph shall, within ten (10) days after the beginning of any such enforced delay, have first notified the party to whom the obligation is owed in writing of the causes and requested an extension for the period of the enforced delay and shall use all reasonable endeavours to minimize the effects of any Event of Force Majeure.

12.   Applicable Law
12.1 The terms and conditions of this Agreement and the performance thereof shall be governed by and construed in accordance with English law.

13.   Conduct in Relation to Licensed Patents and Technology
13.1 None of the parties shall do, procure or omit to do, or assist others to do, procure or omit to do, anything that diminishes the validity or subsistence of another party's licensed patents or licensed technology nor the relevant party's ownership thereof. However, neither this article nor anything in the Agreement shall prevent any party from challenging or assisting others to challenge the ownership, validity, or subsistence of the said licensed patents and technologies.
13.2 Further, none of the parties nor their Affiliates shall publicly do or say anything which is detrimental to or otherwise diminishes the reputation or goodwill of the other parties or which challenges the validity, subsistence or value of the Licensed NXT Patents or any other related future NXT patents or the Licensed NXT Technology. Further, neither of the parties nor their Affiliates shall assist third parties to do the same.

14.   Dispute Resolution
14.1 The parties shall meet as soon as possible to discuss and to attempt to resolve all matters not specifically provided for in the Agreement and which requires a decision including all differences, disputes or disagreements which may arise out of or in connection with this Agreement. If the parties are unable to resolve any such matter or dispute then it shall be referred to the Chairman of NXT and the Chairman (or equivalent officer) of NCTI, who shall meet within five days of being requested to do so and in good faith attempt to resolve the matter of dispute.
14.2 The parties agree to refer any matter or dispute which is not able to be resolved pursuant to article 14.1 to the Centre for Dispute Resolution ("CEDR") in London, England in an attempt to settle the same in good faith by Alternate Dispute Resolution ("ADR").
14.3 Neither party shall be deemed to be precluded from taking such interim formal steps as may be considered necessary to protect such party's position while the procedures referred to in articles 14.1 and 14.2 are pursued.
14.4 In the event that the matter remains unresolved by such ADR procedure within thirty days of commencement of such procedure, then the parties shall be at liberty to take such other Proceedings (as defined below) as they think fit.
14.5 Except as provided for in articles 14.1, 14.2, and 14.3, in relation to any legal action or proceedings to enforce this Agreement (including the licences granted herein) or arising out of or in connection this Agreement ("Proceedings"), NCTI irrevocably submits to the exclusive jurisdiction of the English Courts and waives any objection to Proceedings in such Courts on the grounds of venue or on the grounds that Proceedings have been brought in an inappropriate forum. This article operates for the sole benefit of Verity and NXT who shall retain the right to take Proceedings in any other jurisdiction.

15.   Announcements
15.1 Except for any disclosure which may be required by law or by any securities exchange or regulatory or governmental body having jurisdiction over it, wherever situated (and including, without limitation, the London Stock Exchange, the Panel on Takeovers and Mergers, the Serious Fraud Office and the Securities Exchange Commission), and whether or not the requirement has the force of law, neither party may use the other's name or disclose the terms of this Agreement without the consent of the other, which consent shall not be unreasonably withheld or delayed.


16.   Severability
16.1 If any part of this Agreement for any reason shall be declared invalid or unenforceable, such decision shall not affect the validity or enforceability of any remaining portion, which shall remain in full force and effect; provided, however, that in the event a part of this Agreement is declared invalid and the invalidity or enforceability of such part has the effect of materially altering the obligations of any party under this Agreement, the parties agree, promptly upon such declaration being made, to negotiate in good faith to amend this Agreement so as to put such party in a position substantially similar to the position such party was in prior to such declaration.

17.   Rights of Assignment; Successors and Assigns
17.1 None of the parties may assign any of their rights under this Agreement without the prior written consent of the other parties (not to be unreasonably withheld or delayed). However, NCTI may assign its rights and obligations under this Agreement to an Affiliate (which for the purpose of this article shall not include OnActive) upon giving NXT 30 days' written notice. Further, Verity may assign its rights and obligations under this Agreement to an Affiliate upon giving NCTI 30 days' written notice.

18.   Notices
18.1 Any notices under this Agreement shall be in writing and shall be deemed delivered if delivered by personal service, or sent by fax or by first class registered or certified mail, or same day or overnight courier service with
postage  or  charges  prepaid.   Unless  subsequently  notified  in  writing  in
accordance with this article by the other party, any notice or communication hereunder shall be addressed to NCTI as follows:
to NCTI as follows:
      Michael J. Parrella
      President
      Noise Cancellation Technologies, Inc.
      1025 West Nursery Road
      Linthicum, Maryland 21090
      Fax No: 001 - (410) 636-5989

to Verity or NXT as follows:

      Farad Azima
      Chairman
      Verity Group plc/New Transducers Limited
      Stonehill
      Huntingdon PE18 6ED
      England
      Fax No: (011-44) 1480-432777




19.   Taxes
19.1 Each  party  shall be  responsible  for any  sales,  use,  occupational  or privilege taxes, duties, fees or other similar charges imposed by any governmental authority in connection with the manufacture, sale, lease, distribution, use or other disposition by it of products or the exercise of any other rights under the licence granted to it hereunder. Subject to sub-article
19.2 below, any other taxes, including income or withholding taxes based on royalties and other payments received by a party hereto, shall be the responsibility of that party.
19.2 In the event that the Inland Revenue raise an assessment on Verity asserting that tax should properly have been withheld from the payment effected by the issue of the Premium Shares to NCTI, Verity shall notify NCTI of such assessment and NCTI shall pay to Verity in cleared funds the amount of such assessment (including any element of interest or penalties) within 5 days of receiving such notice, or 5 days prior to the date for payment by Verity specified in such assessment, whichever is the later.

20.   Maintenance and Defence of Licensed Patents
      NCTI Obligations
20.1 Throughout the term of this Agreement, NCTI shall maintain in force the Licensed NCTI Patents. In this connection, NCTI shall promptly pay all costs of any and all continuations, continuations-in-part, divisions, extensions, reissues, re- examinations, or renewals of the Licensed NCTI Patents, including, without limitation, the costs and expenses of any and all attorneys, experts or other professionals engaged in connection with any of the foregoing. At NCTI's expense, Verity shall comply with all reasonable requests of NCTI aimed at maintaining in force the Licensed NCTI Patents.
20.2 Where an actual or threatened infringement of the Licensed NCTI Patents or unauthorised disclosure or use of the Licensed NCTI Technology (collectively the "Infringement") falls or appears to fall wholly or partly within the Verity Fields, then the party who becomes aware of the Infringement shall promptly report the same to the others. If the Infringement appears to NCTI to fall solely within the Verity Fields, then NCTI shall assist Verity in any action which Verity wishes to take in relation to the Infringement, but only by lending its name to such action (subject to Verity fully indemnifying NCTI against all costs, damages and other liabilities arising out of or in connection with such action) and by providing copies of all relevant files in its custody, power, possession or control. Any further assistance required by Verity shall be subject to agreement between the parties. Verity shall, subject to such indemnity, be entitled as against NCTI to retain all costs, damages and sums awarded or agreed to be paid to it in connection with such action and shall have sole conduct of such action. Verity shall however regularly inform NCTI of any significant developments of such action and shall not consent to any order as to the amendment or validity of the Licensed NCTI Patents without NCTI's prior written consent.

      NXT Obligations
20.3 Throughout the term of this Agreement, NXT shall maintain in force the Licensed NXT Patents. In this connection, NXT shall promptly pay all costs of any and all continuations, continuations-in-part, divisions, extensions, reissues, re- examinations, or renewals of the Licensed NXT Patents, including, without limitation, the costs and expenses of any and all attorneys, experts or other professionals engaged in connection with any of the foregoing. At NXT's expense, NCTI shall comply with all reasonable requests of NXT aimed at maintaining in force the Licensed NXT Patents.
20.4 Where an actual or threatened infringement of the Licensed NXT Patents or unauthorised disclosure or use of the Licensed NXT Technology (collectively the "Infringement") falls or appears to fall wholly or partly within the NCTI Fields, then the party who becomes aware of the Infringement shall promptly report the same to the others. If the Infringement appears to NXT to fall solely within the NCTI Fields, then NXT shall assist NCTI in any action which NCTI wishes to take in relation to the Infringement, but only by lending its name to such action (subject to NCTI fully indemnifying NXT against all costs, damages and other liabilities arising out of or in connection with such action) and by providing copies of all relevant files in its custody, power, possession or control. Any further assistance required by NCTI shall be subject to agreement between the parties. NCTI shall, subject to such indemnity, be entitled as against NXT to retain all costs, damages and sums awarded or agreed to be paid to it in connection with such action and shall have sole conduct of such action. NCTI shall however regularly inform NXT of any significant developments of such action and shall not consent to any order as to the amendment or validity of the Licensed NXT Patents without NXT's prior written consent.

21.   Warranties
21.1  Each of the parties represents and warrants to the others that:
      (A)   it has the right,  power and authority to enter into this  Agreement and to grant the licenses and other rights contained herein;
      (B)   it will not breach or be in violation of any agreement,  licence, or grant made with or to any other party by virtue of entering into this Agreement:
      (C) so far as it is aware the patents licensed by it do not infringe any other patent issued prior to the date hereof.
21.2 NCTI warrants that the patents listed in Schedule A constitute all the patents and patent applications (including unpublished applications) filed before 31 December 1996 of which NCTI or its Affiliates is the beneficial owner or registered proprietor or applicant or in respect of which it is a licensee. NXT warrants that the patents listed in Schedule B constitute all the patents and patent applications (including unpublished applications) filed before 31 December 1996 of which it is the beneficial owner or registered proprietor or applicant or in respect of which it is a licensee.

22.   Disclaimer
22.1  EXCEPT AS SPECIFICALLY SET FORTH IN THIS AGREEMENT, NCTI HEREBY DISCLAIMS:
      (A)   ANY EXPRESS OR IMPLIED WARRANTY OF THE ACCURACY, RELIABILITY,
            TECHNOLOGICAL OR COMMERCIAL  VALUE,   COMPREHENSIVENESS  OR
            MERCHANTABILITY  OF  THE LICENSED NCTI PATENTS, THE LICENSED NCTI
            TECHNOLOGY, OR THE PRODUCTS INCORPORATING,   BASED  UPON  OR
            DERIVED   FROM  SAID   PATENTS  OR TECHNOLOGY,   OR  THEIR
            SUITABILITY  OR  FITNESS  FOR  ANY  PURPOSE WHATSOEVER;
      (B)   ALL OTHER WARRANTIES OR WHATEVER NATURE, EXPRESS OR IMPLIED; AND
      (C) ALL LIABILITY FOR ANY LOSS OR DAMAGE RESULTING, DIRECTLY OR INDIRECTLY, FROM THE USE OF THE LICENSED NCTI PATENTS, THE
            LICENSED NCTI TECHNOLOGY, OR THE PRODUCTS INCORPORATING, BASED ON
            OR DERIVED FROM SAID PATENTS OR TECHNOLOGY.
WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, THIS DISCLAIMER EMBRACES CONSEQUENTIAL DAMAGES, LOSS OF PROFITS OR GOOD WILL, EXPENSES FOR DOWNTIME OR FOR MAKING UP DOWNTIME, DAMAGES FOR WHICH LICENSEE MAY BE LIABLE TO OTHER PERSONS, DAMAGES TO PROPERTY.
22.2 EXCEPT AS  SPECIFICALLY  SET FORTH IN THIS AGREEMENT, VERITY AND NXT
HEREBY DISCLAIM:
      (A)   ANY  EXPRESS  OR  IMPLIED  WARRANTY  OF THE  ACCURACY,  RELIABILITY,
            TECHNOLOGICAL   OR   COMMERCIAL    VALUE,    COMPREHENSIVENESS    OR
            MERCHANTABILITY OF THE LICENSED NXT PATENTS, THE LICENSED NXT TECHNOLOGY, OR THE PRODUCTS INCORPORATING, BASED UPON OR DERIVED FROM SAID PATENTS OR TECHNOLOGY, OR THEIR SUITABILITY OR FITNESS FOR ANY PURPOSE WHATSOEVER;
      (B)   ALL OTHER WARRANTIES OR WHATEVER NATURE, EXPRESS OR IMPLIED; AND
      (C) ALL LIABILITY FOR ANY LOSS OR DAMAGE RESULTING, DIRECTLY OR INDIRECTLY, FROM THE USE OF THE LICENSED NXT PATENTS, THE LICENSED NXT TECHNOLOGY, OR THE PRODUCTS INCORPORATING, BASED ON OR DERIVED FROM SAID PATENTS OR TECHNOLOGY.
      WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, THIS DISCLAIMER EMBRACES CONSEQUENTIAL DAMAGES, LOSS OF PROFITS OR GOOD WILL, EXPENSES FOR DOWNTIME OR FOR MAKING UP DOWNTIME, DAMAGES FOR WHICH LICENSEE MAY BE LIABLE TO OTHER PERSONS, DAMAGES TO PROPERTY.

22.3 Nothing in this article 22 shall exclude, restrict or modify any condition or warranty implied in this Agreement by law where to do so would render any part of this article void.

23.   Trade Marks
23.1 Nothing in this Agreement shall entitle any of the parties to use any trade or service mark (including logos, devices and signs) which is used by another party or its Affiliates (the "Marks"). Further, none of the parties shall use or apply for registration as a trade mark or business name of any word or words, device, logo or sign which is identical or confusingly similar to any of the Marks.

24.   No Agency and No Partnership
24.1 Save as otherwise expressly provided for in this Agreement or unless otherwise agreed between the parties in writing, none of the parties shall:
      (A) make purchases or sales or incur any liabilities whatsoever on behalf of any of the others; or
      (B) pledge a credit of any of the others; or (C) hold itself out as acting as agent for any of the others.
24.2 Nothing in this Agreement is intended to or shall give rise to any relationship of partnership or profit sharing in the nature of partnership between the parties.

25.   Scope of the Agreement and General Obligations
25.1 This Agreement constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior oral or written agreements or understandings of the parties with regard to the subject matter hereof including, without limitation, the Cross Licence between NXT and NCTI of 28 March 1997. No interpretation, change, termination or waiver of any provision hereof shall be binding upon a party unless in writing and executed by the other party. No modification, waiver, termination, recession, discharge or cancellation of any right or claim under this Agreement shall affect the right of any party hereto to enforce any other claim or right hereunder.
25.2 NCTI shall deliver to Verity within 14 days of the execution of this Agreement the duly signed Letter of Opinion and Chairman's Letter.

26.   Security Deed
26.1 Upon signing this Agreement, the parties shall enter into the Security Deed in its agreed form.

27.   Equity Options
27.1  (A)   On the date  hereof,  NCTI  shall  enter  into  the NCTI  Option
            Agreement  and the  Registration  Rights  Agreement,  and  thereupon
            Verity shall enter into the Registration Rights Agreement; and
      (B)   On the date  hereof,  NCTI and  Verity  shall  enter into the Verity
            Option  Amendment  Agreement  which  provides,  inter alia, that the
            Verity  Option  Agreement  shall lapse on 30  September  1997 if the
            consent  and  approval  of  NCTI's   shareholders  to  increase  the
            authorised share capital of NCTI to permit exercise in full by Verity of the option pursuant to the NCTI Option Agreement (as such consent and approval referred to in the NCTI Option Agreement) shall not have been obtained by 30 September 1997.

28.   Novation
28.1 At the request of Verity, the parties to this Agreement shall promptly enter into a novation agreement in the form set out in Schedule E to this Agreement.

29.   Recording of Formal Licence
29.1  On execution of this Agreement, the parties shall execute:
      (A) a short form agreement in the form set out in Schedule F for filing with the Registrar of Companies pursuant to Section 88 of the Companies Act 1985;
      (B) a formal exclusive licence in respect of the Licensed NCTI Patents in the form set out in Schedule G for registration at the UK Patent Office (and in substantially the same form for registration at all other relevant patent offices); and
      (C) documents substantially in the same form as above for use by NCTI in the United States.

30.   Stamp Duty and Legal Costs
30.1 All stamp duty payable in relation to this Agreement and any other agreement executed pursuant to it shall be paid by NCTI.
30.2 Within 30 days of being presented with paid and receipted invoices, NCTI shall pay 50% of Verity's and NXT's external legal costs and disbursements incurred in negotiating, preparing and drafting all the documents associated with this Agreement including prior versions of such documents.

IN WITNESS WHEREOF the parties have caused this Agreement to be executed the day and year first before written.

VERITY GROUP plc
/s/ FARAD AZIMA
--------------------
By:   Farad Azima
Title:      Director
Date: 15 April 1997


NEW TRANSDUCERS LIMITED
/s/ PETER THOMAS
--------------------
By:   Peter Thomas
Title:      Director
Date: 15 April 1997


NOISE CANCELLATION TECHNOLOGIES, INC.
/s/ MICHAEL J. PARRELLA
--------------------
By:   Michael J. Parrella
Title:      President
Date: April 15, 1997

                                                                    Schedule A
                           NCTI INTELLECTUAL PROPERTY
VIRGINIA POLYTECHNIC INSTITUTE
Patents
US 4,715,559    Issued  December 29, 1987,  entitled  "Apparatus  and
                Method  for  Global  Noise  Reduction".  Describes  a method for quieting  within an enclosed space by  anti-vibrating  the walls with piezo-electric devices. It formed the basis for NCTI's work on active panels.
US 5,335,417    Issued October 11, 1992,  entitled "Active Control of
                Aircraft  Engine  Inlet Noise Using  Compact  Sound  Sources and
                Distributed  Error Sensors".  Part of this patent  describes the use of piezo  actuators  bonded to  curved  panels as a means of generating  sound.  The panel  geometry  is chosen to  emphasize particular  frequencies.  This  technique is used in transformer quieting.
US 5,515,444    Issued May 7, 1996.  Continuation of US 5,335,417,  in
                which the curved panel is dynamically tuned to maintain optimal performance.

                                                                    Schedule A
                           NCTI INTELLECTUAL PROPERTY
PIEZO TECHNOLOGY
Patents
US 5,473,214    Issued December 5, 1995,  entitled "Low Voltage Bender
                Piezo Actuators". The use of a stack of piezo electric layers to produce a vibration actuator. Multiple layers reduce the voltage levels required to drive the actuator. This makes packaging easier and allows cheaper amplifiers to be used.1
Patents Pending
               PCT/xUS94/04553 (filed May 04, 1994) Publication No. W004/27331 Low Voltage Bender Piezo Actuators. The use of a stack of piezo electric layers to produce a vibration actuator. Multiple layers reduce the voltage levels required to drive the actuator. This makes packaging easier and allows cheaper amplifications to be used.
               EPO 94914908.2 (filed May 04, 1994) Publication No. 0698298 Low Voltage Bender Piezo Actuators. The use of a stack of piezo electric layers to produce a vibration actuator. Multiple layers reduce the voltage levels required to drive the actuator. This makes packaging easier and allows cheaper amplifications to be used.

                                                                    Schedule A
                           NCTI INTELLECTUAL PROPERTY

PIEZO TECHNOLOGY
Patents pending

        (253)    No.  PCT/US95/05720 (filed 09/05/95) Publication No. W095/31805
                 Multimedia Personal Computer with Active Noise Reduction and Piezo Speakers: US filed May 11, 1994. A piezo patch is bonded to the case of a PC so that the whole case acts as loudspeaker. Active Noise Reduction and microphones are included to fully equip the PC for multimedia applications. EPO 95918420.1 (filed May 09, 1995) Publication No. 0760996 Multimedia Personal Computer with Active Noise Reduction and Piezo Speakers: A piezo patch is bonded to the case of a PC so that the whole
                 case  acts  as   loudspeaker.   Active  Noise   Reduction   and
                 microphones are included to fully equip the PC for multimedia applications.
                 US 08/241440
                 Multimedia Personal Computer with Active Noise Reduction and Piezo Speakers: US filed May 11, 1994. A piezo patch is bonded to the case of a PC so that the whole case acts as loudspeaker. Active Noise Reduction and microphones are included to fully equip the PC for multimedia applications.
        (256)    No. PCT/US95/08131 (filed 29/06/95) Publication No. W096/01547
                 Piezo Speaker and Installation Method for Laptop Personal Computer and other Multimedia Applications: US filed July 6, 1994. A piezo patch is bonded to the case of a PC to act as a loudspeaker. Dampening materials and stiffeners to improve the performance of a piezo loudspeaker. (U.S. application approved for issue).
                 EPO 95924733.9 (filed June 29, 1995) Publication No. 0772953
                 Piezo Speaker and Installation Method for Laptop Personal Computer and other Multimedia Applications: A piezo patch is bonded to the case of a PC to act as a loudspeaker. Dampening materials and stiffeners to improve the performance of a piezo loudspeaker.
                 US 08/267218
                 Piezo Speaker and Installation Method for Laptop Personal Computer and other Multimedia Applications: US filed July 6, 1994. A piezo patch is bonded to the case of a PC to act as a loudspeaker. Dampening materials and stiffeners to improve the performance of a piezo loudspeaker. (U.S. application approved for issue).

        (260)    US 08/533048
                 Piezo Speaker for Improved Passenger Cabin Audio Systems: US filed September 25, 1995. Improvements include the addition of combined constrained damping/insulation layer, integrated electronics and the inclusion of intermediate coupling plates to enhance performance. This technique is applied to all flat interior surfaces of a car interior. PCT to be advised Piezo Speaker for Improved Passenger Cabin Audio Systems: US filed September 25, 1995. Improvements include the addition of combined constrained damping/insulation layer, integrated electronics and the inclusion of intermediate coupling plates to enhance performance. This technique is applied to all flat interior surfaces of a car interior.
        (269)    US 08/554049
                 Piezoelectric Transducers: US filed November 6, 1995. An extension of (260). Improved transducer coupling systems that significantly improves piezo performance.
                 PCT to be advised
                 Piezoelectric Transducers: US filed November 6, 1995. An extension of (260). Improved transducer coupling systems that significantly improves piezo performance.

                                                                    Schedule A

                           NCTI INTELLECTUAL PROPERTY

FLAT PANEL TRANSDUCERS
Patents Pending
        (277)    US 08/720163
                 Vehicular Loudspeaker System: US filed September 25, 1996. An improved loudspeaker system for a passenger vehicle such as an automobile. The system comprises a transducer capable of being excited by applied electric potential and electronic means that is electrically connected to the transducer to apply electric potential thereto. The diaphragm driven by the excited transducer is comprised of the headliner of the vehicle or other flat surfaces.
        (400)    No. GB 961 9835.3 (filed 23/09/96)
                 Audio System Using Flat Panel Loudspeakers: UK filed September 23, 1996. A home entertainment system consisting of a plurality of flat panel loudspeakers and electroacoustics transducer apparatus having a flatter frequency response than previously possible.
        (401)    No. GB 961 9967.4 (filed 25/09/96)
                 Electroacoustics Transducer Arrangement: UK filed September 25, 1996. An electroacoustics transducer consisting of two panel membranes. The phase of the sound wave produced at the rear panel is set so that if that wave is reflected, it will constructively interfere with the wave produced at the forward panel.
        (402)    No. GB 962 1523.1 (filed 16/10/96)
                 A Flat Panel Loudspeaker Arrangement and Hands Free Telephone System Using the Same: UK filed October 16, 1996. A flat panel loudspeaker arrangement which can be attached to the roof or headlining of a vehicle to position the loudspeaker of a hands free telephone more conveniently.
        (403)    No. GB 962 5315.8 (filed 05/12/96)
                 Electroacoustics Transducer Arrangement: UK filed December 5, 1996. (An extension of 401). An electroacoustics transducer consisting of two panel membranes. The phase of the sound wave produced at the rear panel is set so that if that wave is reflected, it will constructively interfere with the wave produced at the forward panel. The constructive interference effect can also be used to flatten or equalise the frequency response of the system.

        (404)    No. GB 962 4302.7 (filed 22/11/96)
                 Flat Panel Loudspeaker Arrangement: UK filed November 22, 1996. Involves the selection and arrangement of piezoelectric elements so that the piezoelectric elements provide the flat panel loudspeaker with an equalised frequency response.
        (405)    No. GB 962 6439.5 (filed 20/12/96)
                 A Multiple Panel Electroacoustic Transducer: UK filed December 20, 1996. An improved electroacoustic transducer comprising multiple parallel panel members with an actuator arrangement for driving the panel members in phase.
        (406)    No. GB 970 0336.2 (filed 09/01/97)
                 Panel Mounting Arrangement for Electroacoustic Transducer: UK filed January 9, 1997. An improved electroacoustic transducer that isolates acoustic vibrations generated by the front and rear faces of a panel so that they do not interfere.

                                                                   Schedule A
                          NCTI INTELLECTUAL TECHNOLOGY
LOUDSPEAKER TECHNOLOGY
Patents Pending
        (121)    PCT/US91/02731 Publication No. W092/19080
                 Improvements in and relating to Transmission Line Loudspeakers Filed April 19, 1991. The sound wave radiated from the front surface of a loudspeaker driver diaphragm is of opposite polarity with respect to that radiated from the back surface. If the two signals are directly combined, they will tend to cancel one another. An acoustic phase inversion network is used to insure that the back wave is in phase with the front wave, and the combined signals are used to drive the inlet of a loudspeaker transmission line. EPO 91920600.3 Publication No. 0580579 Improvements in and relating to Transmission Line Loudspeakers Filed April 19, 1991. The sound wave radiated from the front surface of a loudspeaker driver diaphragm is of opposite polarity with respect to that radiated from the back surface. If the two signals are directly combined, they will tend to cancel one another. An acoustic phase inversion network is used to insure that the back wave is in phase with the front wave, and the combined signals are used to drive the inlet of a loudspeaker transmission line.
        (149)    No. PCT/US91/07324 Publication No. W093/07729
                 Vacuum Speaker
                 Filed October 2, 1991. A speaker enclosure with a partial vacuum behind the speaker. A spring is used to offset the static forces. The result is a smaller enclosed volume while maintaining low frequency performance.
        (???)    No. PCT/US92/05771 Publication No. WO94/01979
                 Hydraulic Powered Loudspeaker
                 A hydraulic powered low-damped loudspeaker including a hydraulic cylinder (21) attached to the cone (22) of a speaker which can be used in a bandpass loudspeaker.

Patent
UK 2,858,759     Issued  March 11,  1981,  entitled  "Depressing  the
                 Resonant  Frequency of a Suspended Mass".  Described the use of
                 active  control  to  reduce  the  spring  force  constant  of a suspended  mass (e.g. a  loudspeaker  cone) so as to reduce the effective resonant frequency of the structure.
US 3,247,925     Issued  April  26,  1966,  entitled   "Loudspeaker".
                 Described the improvement of the efficiency of low frequency loudspeakers by exciting bending waves in a light weight, stiff panel which remains essentially stationary, except for the bending waves.

                                                                    Schedule A

                          NCTI INTELLECTUAL TECHNOLOGY

NCTI's FURTHER UNDERTAKING
Any additional intellectual property in relation to sound propagation or reproduction whether in existence now or on any future date which is owned by or licensed to NCTI or any of its Affiliates shall be deemed to be included in the definition of Licensed NCTI Technology or Licensed NCTI Patents upon:

      (A)   Verity identifying in writing the intellectual  property  (including know how) which is to be included within such definitions; and
      (B)   Verity  agreeing  in  writing  to pay a royalty  in  respect of such additional intellectual property under the terms of article 4 to the extent that such intellectual property is licensed or is used in Licensed Products at the following rates:
            (1) in  the  case  of intellectual property existing on or prior to the date of this Agreement; and
            (2) in the case of intellectual property not existing on the date of this Agreement.

      Confidential
                                                                    Schedule B
Appn. No.                     Date Filed     Short Title
1.    PCT/GB96/02145          02/09/96       Acoustic Device
2.    U.S. 08/707.012                        03/09/96 Acoustic Device
3.    PCT/GB96/02140          02/09/96       Baffle Loaded Loudspeakers
4.    PCT/GB96/02166          02/09/96       Mixed Technology Loudspeaker
5.    PCT/GB96/02167          02/09/96       Inertial Transducer
                                             (electro-magnetic)
6.    PCT/GB96/02160          02/09/96       Inertial Transducer (piezo)
7.    PCT/GB96/02148          02/09/96       Bender Transducers
8.    PCT/GB96/02162          02/09/96       Loudspeaker with Separate
                                             Transducers
9.    PCT/GB96/02163          02/09/96       Loudspeaker/Microphone Combination
10.   PCT/GB96/02158          02/09/96       Mixed Technology Loudspeakers
11.   PCT/GB96/02155          02/09/96       Microphone
12.   PCT/GB96/02153          02/09/96       Ceiling Tile
13.   PCT/GB96/02151          02/09/96       Visual Display Unit
14.   PCT/GB96/02142          02/09/96       Laptop Computer
15.   PCT/GB96/02147          02/09/96       Portable CD Player
16.   PCT/GB96/02157          02/09/96       Automotive etc. Applications
                                             including Seat Shell Loudspeaker
                                             and Door Mounted and Parcel
                                             Shelf Loudspeakers
17.   PCT/GB96/02164          02/09/96       Keyboard Musical Instrument
18.   PCT/GB96/02159          02/09/96       Vending Machine
19.   PCT/GB96/02165          02/09/96       Notice Board
20.   PCT/GB96/02146          02/09/96       Packaging
21.   PCT/GB96/02144          02/09/96       Greetings Card
22.   PCT/GB96/02137          02/09/96       Projection Screen Loudspeaker

                                                                    Schedule C

                                    Royalties


a)      Royalties paid by NCTI to NXT
                o 2.5% of Net Sales Revenues
                o 5% of Net Licensing Revenues
b)      Royalties paid by Verity to NCTI
                o 2.5% of Net Sales Revenues
                o 5% of Net Licensing Revenues
NB The Onactive subsidiary of NCTI is organized as a limited liability company. NCTI owns 42.5% of the company. NCTI will treat the profits of Onactive attributable to NCTI as Net Licensing Revenue for computation of the royalty payments due to NXT.
NB For the purposes of royalty calculation, Net Licensing Revenues shall include revenues received (as from the Effective Date) by NCTI or its Affiliates and NXT or its Affiliates from their existing respective licensees of the Licensed NCTI Patents and the Licensed NXT Patents.

                                                                    Schedule D

                                   Affiliates

                             Onactive L.L.C. - 42.5%

                                                                    Schedule E
                               Novation Agreement

THIS DEED is dated Fifteen April 1997 and made
---------
BETWEEN:
--------
(1) Verity Group plc a public company incorporated in England and Wales under number 514718 whose registered office is at Stonehill, Huntingdon PE18 6ED, England ("Verity");
(2) New Transducers Limited a private company limited by shares incorporated in England and Wales under number 3135528 whose registered office is at Stonehill, Huntingdon PE18 6ED, England ("NXT"); and
(3) Noise Cancellation Technologies, Inc a Delaware corporation with offices at 1025 West Nursery Road, Linthicum, Maryland 21090, USA ("NCTI").
WHEREAS:
(A) This novation agreement is entered into pursuant to the request of Verity under clause 28 of a cross licence of April 1997 between the parties to this Agreement ("the New Cross Licence").
(B) Verity wishes to be released and discharged from the New Cross Licence and NCTI has agreed to release and discharge Verity upon the terms of NXT's undertaking to perform the New Cross Licence and to be bound by the terms of the New Cross Licence in place of Verity.
NOW IT IS HEREBY AGREED as follows:

1.    Novation
1.1   In consideration of:
      (A) NXT assuming the duties and obligations of Verity in favour of NCTI under the New Cross Licence; and
      (B) NXT undertaking to pay to Verity the sum of US$3,000,000 within 14 days of receiving a written demand from Verity
      NCTI and Verity hereby irrevocably and unconditionally consent to the substitution of NXT for Verity in the New Cross Licence and expressly agree that all rights and liabilities of Verity under the New Cross Licence shall be deemed to be vested, with effect from the date hereof ("Completion") in NXT for all purposes.
1.2 In consideration of NXT assuming the covenants and obligations of Verity in favour of NCTI under the New Cross Licence, NCTI hereby irrevocably and unconditionally waives and releases Verity from all claims, obligations, liabilities, costs and demands whatsoever arising directly or indirectly in respect of the New Cross Licence and hereby confirms that there are no obligations of Verity outstanding at the date hereof in respect of the New Cross Licence.
1.3 NXT hereby covenants, undertakes, confirms, accepts and agrees that it shall perform and be bound by the terms of the New Cross Licence as from Completion in every way as if it were a party in substitution of Verity and undertakes all obligations and liabilities arising thereunder, except the obligation to allot shares of Verity (which has been performed).
2.    Execution
2.1 This Agreement may be executed in any number of counterparts by the several parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all the counterparts shall together constitute one and the same agreement.
3.    Jurisdiction
3.1 This Agreement shall be governed by, and construed in accordance with, the laws of England and the parties irrevocably submit to the exclusive jurisdiction of the English Courts.

IN WITNESS the hands of the duly authorised representatives of the parties the day and year first above written.



EXECUTED as a Deed            )     ___________________________
by VERITY GROUP plc           )     Director
acting by FARAD AZIMA         )
a director and PETER THOMS    )     ___________________________
a director/the secretary      )     Director/Secretary


EXECUTED as a Deed             )    ___________________________
by NEW TRANSDUCERS             )    Director
LIMITED acting by              )
FARAD AZIMA a director and     )    ___________________________
PETER THOMS                    )    Director/Secretary
a director/the secretary       )


EXECUTED BY MICHAEL            )
PARRELLA duly authorised       )    ___________________________
for and on behalf of NOISE     )    Director
CANCELLATION                   )
TECHNOLOGIES, INC and          )
thereby executed by NOISE      )
CANCELLATION                   )
TECHNOLOGIES, INC as its       )    ___________________________
deed in the presence of:       )

                                                                    Schedule F
                              Short Form Agreement

THIS    AGREEMENT is made the 15th day of April 1997
-----------------
BETWEEN:
--------
(1) Noise Cancellation Technologies, Inc. a Delaware corporation with offices at 1025 West Nursery Road, Linthicum, Maryland 21090, USA
      (the "Licensor");
(2) Verity Group plc, a public company incorporated in England and Wales under number 514718 with its registered office at Stonehill, Huntingdon PE18 6ED, England ("Verity"); and
(3) New Transducers Limited, a private company limited by shares incorporated in England and Wales under No. 3135528 whose registered office is at Stonehill, Huntingdon, PE18 6ED, England ("NXT").
THE PARTIES AGREE THAT:

1.    In this Agreement the following expressions shall have the following meanings:
1.1   "US Patents"                        means, inter alia, those patent and
                                          patent   applications  listed  in  the
                                          Schedule to this  Agreement  which are
                                          filed or  registered  with the  United
                                          States Patent Office.
1.2   "Non US Patents"                    means, inter alia, those patents and
                                          patent applications listed in the
                                          Schedule to this Agreement which are
                                          not US Patents.
2. Pursuant to a cross licence agreement of even date made between the parties (the "Agreement"), in consideration of the allotment by Verity to the Licensor of 3,350,000 ordinary shares of 5p each in the capital of Verity credited as fully paid, the Licensor has granted to Verity an exclusive worldwide licence for the exploitation in the fields of use relating to Consumer audio, Pro-audio, Multimedia, Communications handsets, Marketing and promotional devices, Domestic and industrial appliances, Multi-Field Components and other fields for the propagation and reproduction of sound (all as defined in the Agreement) (together referred to herein as the "Fields of Use") under the US Patents subject to the terms and conditions of the Agreement.
3. Further, pursuant to the Agreement, in consideration for the payment of royalties in accordance with the Agreement, the Licensor has granted to Verity an exclusive worldwide licence for exploitation in the Fields of Use under the Non US Patents subject to the terms of the Agreement.
4. The Licensor, Verity and NXT have entered into this Agreement for the purposes of filing details with the Registrar of Companies pursuant to
      Section 88 of the Companies Act 1985.
5. In the event of conflict between the terms of the Agreement and this Agreement, the terms of the Agreement shall prevail. In particular, this Agreement shall not extend the licences granted under article 2 of the Agreement.
6. This Agreement shall be governed by and construed in accordance with English law. Each of the parties irrevocably submits to the jurisdiction of the English Courts.

                                    Schedule
                           NCTI INTELLECTUAL PROPERTY
VIRGINIA POLYTECHNIC INSTITUTE
Patents
US 4,715,559 Issued December 29, 1987, entitled "Apparatus and Method for Global Noise Reduction". Describes a method for quieting within an enclosed space by anti-vibrating the walls with piezo-electric devices. It formed the basis for NCTI's work on active panels.
US 5,335,417 Issued October 11, 1992, entitled "Active Control of Aircraft Engine Inlet Noise Using Compact Sound Sources and Distributed Error Sensors". Part of this patent describes the use of piezo actuators bonded to curved panels as a means of generating sound. The panel geometry is chosen to emphasize particular frequencies. This technique is used in transformer quieting.
US 5,515,444 Issued May 7, 1996. Continuation of US 5,335,417, in which the curved panel is dynamically tuned to maintain optimal performance.

PIEZO TECHNOLOGY
Patents
US 5,473,214    Issued December 5, 1995,  entitled "Low Voltage Bender
                Piezo Actuators". The use of a stack of piezo electric layers to produce a vibration actuator. Multiple layers reduce the voltage levels required to drive the actuator. This makes packaging easier and allows cheaper amplifiers to be used.2
Patents Pending
                PCT/US94/04553 (filed May 04, 1994) Publication No. W004/27331
                Low Voltage Bender Piezo Actuators. The use of a stack of piezo electric layers to produce a vibration actuator.
                Multiple layers reduce the voltage levels required to drive the actuator. This makes packaging easier and allows cheaper amplifications to be used.
                EPO 94914908.2 (filed May 04, 1994) Publication No. 0698298
                Low Voltage Bender Piezo Actuators. The use of a stack of piezo electric layers to produce a vibration actuator.
                Multiple layers reduce the voltage levels required to drive the actuator. This makes packaging easier and allows cheaper amplifications to be used.

PIEZO TECHNOLOGY
Patents pending
        (253)  No.  PCT/US95/05720  (filed 09/05/95)  Publication No. W095/31805
               Multimedia Personal Computer with Active Noise Reduction and Piezo Speakers: US filed May 11, 1994. A piezo patch is bonded to the case of a PC so that the whole case acts as loudspeaker.
               Active Noise Reduction and microphones are included to fully equip the PC for multimedia applications.
               EPO 95918420.1 (filed May 09, 1995) Publication No. 0760996
               Multimedia Personal Computer with Active Noise Reduction andPiezo
               Speakers: A piezo patch is bonded to the case of a PC so that the whole case acts as loudspeaker. Active Noise Reduction and microphones are included to fully equip the PC for multimedia applications.
               US 08/241440
               Multimedia Personal Computer with Active Noise Reduction and Piezo Speakers: US filed May 11, 1994. A piezo patch is bonded to the case of a PC so that the whole case acts as loudspeaker.
               Active Noise Reduction and microphones are included to fully equip the PC for multimedia applications.
        (256)  No. PCT/US95/08131 (filed 29/06/95) Publication No. W096/01547
               Piezo Speaker and Installation Method for Laptop Personal Computer and other Multimedia Applications: US filed July 6, 1994. A piezo patch is bonded to the case of a PC to act as a loudspeaker. Dampening materials and stiffeners to improve the performance of a piezo loudspeaker. (U.S. application approved for issue).
               EPO 95924733.9 (filed June 29, 1995) Publication No. 0772953
               Piezo Speaker and Installation Method for Laptop Personal Computer and other Multimedia Applications: A piezo patch is bonded to the case of a PC to act as a loudspeaker. Dampening materials and stiffeners to improve the performance of a piezo loudspeaker.
               US 08/267218
               Piezo Speaker and Installation Method for Laptop Personal Computer and other Multimedia Applications: US filed July 6, 1994. A piezo patch is bonded to the case of a PC to act as a loudspeaker. Dampening materials and stiffeners to improve the performance of a piezo loudspeaker. (U.S. application approved for issue).
        (260)  US 08/533048
               Piezo Speaker for Improved Passenger Cabin Audio Systems: US filed September 25, 1995. Improvements include the addition of
               combined   constrained   damping/insulation   layer,   integrated
               electronics and the inclusion of intermediate coupling plates to enhance performance. This technique is applied to all flat interior surfaces of a car interior.
                PCT to be advised
                Piezo Speaker for Improved  Passenger  Cabin Audio  Systems:  US
               filed  September 25, 1995.  Improvements  include the addition of
               combined   constrained   damping/insulation   layer,   integrated
               electronics and the inclusion of intermediate coupling plates to enhance performance. This technique is applied to all flat interior surfaces of a car interior.
        (269)  US 08/554049
               Piezoelectric Transducers: US filed November 6, 1995. An extension of (260). Improved transducer coupling systems that significantly improves piezo performance.
               PCT to be advised
               Piezoelectric Transducers: US filed November 6, 1995. An extension of (260). Improved transducer coupling systems that
               significantly improves   piezo performance.

FLAT PANEL TRANSDUCERS
Patents Pending
        (277)   US 08/720163
                Vehicular Loudspeaker System: US filed September 25, 1996. An improved loudspeaker system for a passenger vehicle such as an automobile. The system comprises a transducer capable of being excited by applied electric potential and electronic means that is electrically connected to the transducer to apply electric potential thereto. The diaphragm driven by the excited transducer is comprised of the headliner of the vehicle or other flat surfaces.
        (400)  No. GB 961 9835.3 (filed 23/09/96)
               Audio System Using Flat Panel Loudspeakers: UK filed September 23, 1996. A home entertainment system consisting of a plurality of flat panel loudspeakers and electroacoustics transducer apparatus having a flatter frequency response than previously possible.
        (401)  No. GB 961 9967.4 (filed 25/09/96)
               Electroacoustics Transducer Arrangement: UK filed September 25, 1996. An electroacoustics transducer consisting of two panel membranes. The phase of the sound wave produced at the rear panel is set so that if that wave is reflected, it will constructively interfere with the wave produced at the forward panel.
        (402)  No. GB 962 1523.1 (filed 16/10/96)
               A Flat Panel Loudspeaker Arrangement and Hands Free Telephone System Using the Same: UK filed October 16, 1996. A flat panel loudspeaker arrangement which can be attached to the roof or headlining of a vehicle to position the loudspeaker of a hands free telephone more conveniently.


        (403)  No. GB 962 5315.8 (filed 05/12/96)
               Electroacoustics Transducer Arrangement: UK filed December 5, 1996. (An extension of 401). An electroacoustics transducer consisting of two panel membranes. The phase of the sound wave produced at the rear panel is set so that if that wave is reflected, it will constructively interfere with the wave produced at the forward panel. The constructive interference effect can also be used to flatten or equalise the frequency response of the system.
        (404)  No. GB 962 4302.7 (filed 22/11/96)
               Flat Panel Loudspeaker Arrangement: UK filed November 22, 1996. Involves the selection and arrangement of piezoelectric elements so that the piezoelectric elements provide the flat panel loudspeaker with an equalised frequency response.
        (405)  No. GB 962 6439.5 (filed 20/12/96)
               A Multiple Panel Electroacoustic Transducer: UK filed December 20, 1996. An improved electroacoustic transducer comprising multiple parallel panel members with an actuator arrangement for driving the panel members in phase.
        (406)  No. GB 970 0336.2 (filed 09/01/97)
               Panel Mounting Arrangement for Electroacoustic Transducer: UK filed January 9, 1997. An improved electroacoustic transducer that isolates acoustic vibrations generated by the front and rear faces of a panel so that they do not interfere.

LOUDSPEAKER TECHNOLOGY
Patents Pending
        (121)  PCT/US91/02731 Publication No. W092/19080
               Improvements in and relating to Transmission Line Loudspeakers Filed April 19, 1991. The sound wave radiated from the front surface of a loudspeaker driver diaphragm is of opposite polarity with respect to that radiated from the back surface. If the two signals are directly combined, they will tend to cancel one another. An acoustic phase inversion network is used to insure that the back wave is in phase with the front wave, and the combined signals are used to drive the inlet of a loudspeaker transmission line.
                EPO 91920600.3 Publication No. 0580579
                Improvements in and relating to Transmission Line Loudspeakers Filed April 19, 1991. The sound wave radiated from the front surface of a loudspeaker driver diaphragm is of opposite polarity with respect to that radiated from the back surface. If the two signals are directly combined, they will tend to cancel one another. An acoustic phase inversion network is used to insure that the back wave is in phase with the front wave, and the combined signals are used to drive the inlet of a loudspeaker transmission line.

        (149)  No. PCT/US91/07324 Publication No. W093/07729
               Vacuum Speaker Filed October 2, 1991. A speaker enclosure with a partial vacuum behind the speaker. A spring is used to offset the static forces. The result is a smaller enclosed volume while maintaining low frequency performance.
        (???)  No. PCT/US92/05771 Publication No. WO94/01979
               Hydraulic Powered Loudspeaker A hydraulic powered low-damped loudspeaker including a hydraulic cylinder (21) attached to the cone (22) of a speaker which can be used in a bandpass loudspeaker.
Patent
UK 2,858,759    Issued  March  11,  1981,  entitled  "Depressing  the
                Resonant  Frequency of a Suspended  Mass".  Described the use of
                active  control  to  reduce  the  spring  force  constant  of  a suspended  mass (e.g.  a  loudspeaker  cone) so as to reduce the effective resonant frequency of the structure.
US 3,247,925    Issued  April  26,  1966,   entitled   "Loudspeaker".
                Described the improvement of the efficiency of low frequency loudspeakers by exciting bending waves in a light weight, stiff panel which remains essentially stationary, except for the bending waves.

AS WITNESS the parties have executed this Agreement the day and year first above written.


SIGNED BY                                                )
                                                         )
                                                         )
                                                         )
for  NOISE CANCELLATION TECHNOLOGIES, INC.               )



SIGNED BY                                                )
                                                         )
and                                                      )
                                                         )
for VERITY GROUP plc                                     )



SIGNED BY                                                )
                                                         )
and                                                      )
                                                         )
for NEW TRANSDUCERS LIMITED                              )

                                                                   Schedule G
                               Short Form Licence

THIS AGREEMENT is made the  15th  day of April 1997
--------------
BETWEEN:
--------
(1) Noise Cancellation Technologies, Inc. a Delaware corporation with offices at 1025 West Nursery Road, Linthicum, Maryland 21090, USA
      (the "Licensor");
(2) Verity Group plc, a public company incorporated in England and Wales under number 514718 with its registered office at Stonehill, Huntingdon PE18 6ED, England ("Verity"); and
(3) New Transducers Limited, a private company limited by shares incorporated in England and Wales under No. 3135528 whose registered office is at Stonehill, Huntingdon, PE18 6ED, England (the "Licensee").
THE PARTIES AGREE THAT:

1.    In this Agreement the following expressions shall have the following meanings:
1.1   "US Patents"                  means, inter alia, those patent and patent
                                    applications  listed in the Schedule to this
                                    Agreement which are filed or registered with
                                    the United States Patent Office.
1.2   "Non US Patents"              means, inter alia, those patents and patent
                                    applications listed in the Schedule to this
                                    Agreement which are not US Patents.
2. Pursuant to a cross licence agreement of even date made between the parties (the "Agreement"), in consideration of the allotment by Verity to the Licensor of 3,350,000 ordinary shares of 5p each in the capital of Verity credited as fully paid, the Licensor has granted to Verity an exclusive worldwide licence for the exploitation in the fields of use relating to Consumer audio, Pro-audio, Multimedia, Communications handsets, Marketing and promotional devices, Domestic and industrial appliances, Multi-Field Components and other fields for the propagation and reproduction of sound (all as defined in the Agreement) (together referred to herein as the "Fields of Use") under the US Patents subject to the terms and conditions of the Agreement.
3. Further, pursuant to the Agreement, in consideration for the payment of royalties in accordance with the Agreement, the Licensor has granted to Verity an exclusive worldwide licence for exploitation in the Fields of Use under the Non US Patents subject to the terms of the Agreement.
4. By a novation agreement of even date entered into between the parties, the Licensor and Verity irrevocably and unconditionally consented to the substitution of the Licensee for Verity in the Agreement (except the obligation of Verity to allot shares of Verity) and expressly agreed that all rights and liabilities of Verity under the Agreement shall be deemed to be vested, with effect from the date hereof, in the Licensee for all purposes.
5. The Licensor, Verity and the Licensee have entered into this Agreement for the purposes of recording the Licensee as an exclusive licensee for exploitation in the Fields of Use under the Patents at the UK Patent Office (and other relevant Patent Offices).
6. In the event of conflict between the terms of the Agreement and this Agreement, the terms of the Agreement shall prevail. In particular, this Agreement shall not extend the licences granted under article 2 of the Agreement
7. This Agreement shall be governed by and construed in accordance with English law. Each of the parties irrevocably submits to the jurisdiction of the English Courts.


                                    Schedule
                           NCTI INTELLECTUAL PROPERTY
VIRGINIA POLYTECHNIC INSTITUTE
Patents
US 4,715,559    Issued  December 29, 1987,  entitled  "Apparatus  and
                Method  for  Global  Noise  Reduction".  Describes  a method for quieting  within an enclosed space by  anti-vibrating  the walls with piezo-electric devices. It formed the basis for NCTI's work on active panels.
US 5,335,417    Issued October 11, 1992,  entitled "Active Control of
                Aircraft  Engine  Inlet Noise Using  Compact  Sound  Sources and
                Distributed  Error Sensors".  Part of this patent  describes the use of piezo  actuators  bonded to  curved  panels as a means of generating  sound.  The panel  geometry  is chosen to  emphasize particular  frequencies.  This  technique is used in transformer quieting.
US 5,515,444    Issued May 7, 1996.  Continuation of US 5,335,417,  in
                which the curved panel is dynamically tuned to maintain optimal performance.

PIEZO TECHNOLOGY
Patents
US 5,473,214    Issued December 5, 1995,  entitled "Low Voltage Bender
                Piezo Actuators". The use of a stack of piezo electric layers to produce a vibration actuator. Multiple layers reduce the voltage levels required to drive the actuator. This makes packaging easier and allows cheaper amplifiers to be used.3



Patents Pending
                PCT/US94/04553 (filed May 04, 1994) Publication No. WO04/27331 Low Voltage Bender Piezo Actuators. The use of a stack of piezo electric layers to produce a vibration actuator. Multiple layers reduce the voltage levels required to drive the actuator. This makes packaging easier and allows cheaper amplifications to be used.


                EPO 94914908.2 (filed May 04, 1994) Publication No. 0698298
                Low Voltage Bender Piezo Actuators. The use of a stack of piezo electric layers to produce a vibration actuator. Multiple layers reduce the voltage levels required to drive the actuator. This makes packaging easier and allows cheaper amplifications to be used.

PIEZO TECHNOLOGY
Patents pending
        (253)  No.  PCT/US95/05720  (filed 09/05/95)  Publication No. W095/31805
               Multimedia Personal Computer with Active Noise Reduction and Piezo Speakers: US filed May 11, 1994. A piezo patch is bonded to the case of a PC so that the whole case acts as loudspeaker.
               Active Noise Reduction and microphones are included to fully equip the PC for multimedia applications.
               EPO 95918420.1 (filed May 09, 1995) Publication No. 0760996
               Multimedia Personal Computer with Active Noise Reduction andPiezo
               Speakers: A piezo patch is bonded to the case of a PC so that the whole case acts as loudspeaker. Active Noise Reduction and microphones are included to fully equip the PC for multimedia applications.
                US 08/241440
                Multimedia  Personal  Computer  with Active Noise  Reduction and
               Piezo Speakers: US filed May 11, 1994. A piezo patch is bonded to the case of a PC so that the whole case acts as loudspeaker.
               Active Noise Reduction and microphones are included to fully equip the PC for multimedia applications.
        (256)  No. PCT/US95/08131 (filed 29/06/95) Publication No. W096/01547
               Piezo Speaker and Installation Method for Laptop Personal Computer and other Multimedia Applications: US filed July 6, 1994. A piezo patch is bonded to the case of a PC to act as a loudspeaker. Dampening materials and stiffeners to improve the performance of a piezo loudspeaker. (U.S. application approved for issue).
               EPO 95924733.9 (filed June 29, 1995) Publication No. 0772953
               Piezo Speaker and Installation Method for Laptop Personal Computer and other Multimedia Applications: A piezo patch is bonded to the case of a PC to act as a loudspeaker. Dampening materials and stiffeners to improve the performance of a piezo loudspeaker.
               US 08/267218
               Piezo Speaker and Installation Method for Laptop Personal Computer and other Multimedia Applications: US filed July 6, 1994. A piezo patch is bonded to the case of a PC to act as a loudspeaker. Dampening materials and stiffeners to improve the performance of a piezo loudspeaker. (U.S. application approved for issue).

        (260)  US 08/533048
               Piezo Speaker for Improved Passenger Cabin Audio Systems: US filed September 25, 1995. Improvements include the addition of combined constrained damping/insulation layer, integrated electronics and the inclusion of intermediate coupling plates to enhance performance. This technique is applied to all flat interior surfaces of a car interior.
                PCT to be advised
                Piezo Speaker for Improved  Passenger  Cabin Audio  Systems:  US
               filed September 25, 1995. Improvements include the addition of combined constrained damping/insulation layer, integrated electronics and the inclusion of intermediate coupling plates to enhance performance. This technique is applied to all flat interior surfaces of a car interior.
        (269)  US 08/554049
               Piezoelectric Transducers: US filed November 6, 1995. An extension of (260). Improved transducer coupling systems that significantly improves piezo performance.
                PCT to be advised
                Piezoelectric Transducers:  US filed November 6, 1995. An
               extension of (260). Improved transducer coupling systems that significantly improves piezo performance.

FLAT PANEL TRANSDUCERS
Patents Pending
        (277)   US 08/720163
                Vehicular Loudspeaker System: US filed September 25, 1996. An improved loudspeaker system for a passenger vehicle such as an automobile. The system comprises a transducer capable of being excited by applied electric potential and electronic means that is electrically connected to the transducer to apply electric potential thereto. The diaphragm driven by the excited transducer is comprised of the headliner of the vehicle or other flat surfaces.
        (400)  No. GB 961 9835.3 (filed 23/09/96)
               Audio System Using Flat Panel Loudspeakers: UK filed September 23, 1996. A home entertainment system consisting of a plurality of flat panel loudspeakers and electroacoustics transducer apparatus having a flatter frequency response than previously possible.


        (401)  No. GB 961 9967.4 (filed 25/09/96)
               Electroacoustics Transducer Arrangement: UK filed September 25, 1996. An electroacoustics transducer consisting of two panel membranes. The phase of the sound wave produced at the rear panel is set so that if that wave is reflected, it will constructively interfere with the wave produced at the forward panel.

        (402)  No. GB 962 1523.1 (filed 16/10/96)
               A Flat Panel Loudspeaker Arrangement and Hands Free Telephone System Using the Same: UK filed October 16, 1996. A flat panel loudspeaker arrangement which can be attached to the roof or headlining of a vehicle to position the loudspeaker of a hands free telephone more conveniently.
        (403)  No. GB 962 5315.8 (filed 05/12/96)
               Electroacoustics Transducer Arrangement: UK filed December 5, 1996. (An extension of 401). An electroacoustics transducer consisting of two panel membranes. The phase of the sound wave produced at the rear panel is set so that if that wave is reflected, it will constructively interfere with the wave produced at the forward panel. The constructive interference effect can also be used to flatten or equalise the frequency response of the system.
        (404)  No. GB 962 4302.7 (filed 22/11/96)
               Flat Panel Loudspeaker Arrangement: UK filed November 22, 1996. Involves the selection and arrangement of piezoelectric elements so that the piezoelectric elements provide the flat panel loudspeaker with an equalised frequency response.
        (405)  No. GB 962 6439.5 (filed 20/12/96)
               A Multiple Panel Electroacoustic Transducer: UK filed December 20, 1996. An improved electroacoustic transducer comprising multiple parallel panel members with an actuator arrangement for driving the panel members in phase.
        (406)  No. GB 970 0336.2 (filed 09/01/97)
               Panel Mounting Arrangement for Electroacoustic Transducer: UK filed January 9, 1997. An improved electroacoustic transducer that isolates acoustic vibrations generated by the front and rear faces of a panel so that they do not interfere.

LOUDSPEAKER TECHNOLOGY
Patents Pending
        (121)  PCT/US91/02731 Publication No. W092/19080
               Improvements in and relating to Transmission Line Loudspeakers Filed April 19, 1991. The sound wave radiated from the front surface of a loudspeaker driver diaphragm is of opposite polarity with respect to that radiated from the back surface. If the two signals are directly combined, they will tend to cancel one another. An acoustic phase inversion network is used to insure that the back wave is in phase with the front wave, and the combined signals are used to drive the inlet of a loudspeaker transmission line.
                EPO 91920600.3 Publication No. 0580579
               Improvements in and relating to Transmission Line Loudspeakers Filed April 19, 1991. The sound wave radiated from the front surface of a loudspeaker driver diaphragm is of opposite polarity with respect to that radiated from the back surface. If the two signals are directly combined, they will tend to cancel one another. An acoustic phase inversion network is used to insure that the back wave is in phase with the front wave, and the combined signals are used to drive the inlet of a loudspeaker transmission line.
        (149)  No. PCT/US91/07324 Publication No. W093/07729
               Vacuum Speaker
               Filed October 2, 1991. A speaker enclosure with a partial vacuum behind the speaker. A spring is used to offset the static forces. The result is a smaller enclosed volume while maintaining low frequency performance.
        (???)  No. PCT/US92/05771 Publication No. WO94/01979
               Hydraulic Powered Loudspeaker
               A hydraulic powered low-damped loudspeaker including a hydraulic cylinder (21) attached to the cone (22) of a speaker which can be used in a bandpass loudspeaker.
Patent
UK 2,858,759    Issued  March  11,  1981,  entitled  "Depressing  the
                Resonant  Frequency of a Suspended  Mass".  Described the use of
                active  control  to  reduce  the  spring  force  constant  of  a suspended  mass (e.g.  a  loudspeaker  cone) so as to reduce the effective resonant frequency of the structure.
US 3,247,925    Issued  April  26,  1966,   entitled   "Loudspeaker".
                Described the improvement of the efficiency of low frequency loudspeakers by exciting bending waves in a light weight, stiff panel which remains essentially stationary, except for the bending waves.

AS WITNESS the parties have executed this Agreement the day and year first above written.

SIGNED BY                                          )
                                                   )
                                                   )
                                                   )
for  NOISE CANCELLATION TECHNOLOGIES, INC.         )



SIGNED BY                                          )
                                                   )
and                                                )
                                                   )
for VERITY GROUP plc                               )



SIGNED BY                                          )
                                                   )
and                                                )
                                                   )
for NEW TRANSDUCERS LIMITED                        )

                                                                 EXHIBIT 10(b)
                                  SECURITY DEED

        WHEREAS, NOISE CANCELLATION TECHNOLOGIES, INC., a Delaware corporation having its principal place of business at 1025 West Nursery Road, Linthicum, Maryland 21090, USA (hereinafter "NCTI"), VERITY GROUP plc, a public company incorporated in England and Wales with its registered office at Stonehill, Huntingdon PE18 6ED, England (hereinafter "Verity") and NEW TRANSDUCERS LIMITED, a private company limited by shares incorporated in England and Wales with its registered office at Stonehill, Huntingdon PE18 6ED, England (hereinafter "NXT"), have entered into a Cross License Agreement on even date;

        WHEREAS, under the terms of the Cross License Agreement, Verity has agreed to allot to NCTI a certain number of ordinary shares of 5p each in the capital of Verity credited as fully paid (the "Premium Shares") in consideration for an exclusive license to use and sub-license the United States patents and patent applications listed within Schedule 1 attached hereto, and NCTI has agreed to repay to Verity a diminishing percentage of the deemed cash equivalent of the Premium Shares under certain conditions described in the Cross Licence Agreement; and

        WHEREAS, in order to secure NCTI's performance of its repayment obligations to Verity pursuant to the Cross License Agreement, NCTI has agreed to transfer to Verity the ownership of all the patents and the patent applications listed in Schedule 1 attached hereto (the "Patents") in the event NCTI defaults in its repayment obligation;

        NOW, THEREFORE, for and in consideration of the sum of One Dollar ($1.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, NCTI hereby conditionally assigns to Verity, its successors and assigns, the entire right, title and interest in and to the Patents, said assignment being conditioned on the continuance of a default at any time during a period of three years from the date of this Security Deed in the payment of US$3,000,000 (being the deemed cash equivalent of the Premium Shares at the date of this Agreement) less the Premium Reduction (as defined in the Cross License Agreement) pursuant to Article 9 of the Cross License Agreement for a period of 14 days, upon which occurrence this assignment shall become operative.

        IN WITNESS WHEREOF, NCTI, by its duly authorized officer, has executed this Security Deed as an instrument under seal, this 14th day of April, 1997.


                           NOISE CANCELLATION TECHNOLOGIES, INC.

                           By: /s/ MICHAEL J. PARRELLA
                               -----------------------
                               Michael J. Parrella
(SEAL)                         Title:  President



                                 ACKNOWLEDGEMENT

        Before me this fourteenth day of April, 1997, personally appeared Michael Joseph Parrella, known to me to be the person who executed this Security Deed, and who acknowledged that such Security Deed was executed for the purpose therein expressed.

                                  /s/ RICHARD J. SAVILLE
                                  ----------------------
                                  Notary Public
                                  My Commission expires at Death

                       Saville & Co., Notaries Public
                       2 Throgmorton Avenue
                       London EC2N 2ER
                       Telephone:  0171 920 0000
                       Fax:  0171 920 0088

                                   SCHEDULE 1

                           NCTI INTELLECTUAL PROPERTY

VIRGINIA POLYTECHNIC INSTITUTE

Patents

US 4,715,559    Issued  December 29, 1987,  entitled  "Apparatus  and
                Method for Global Noise Reduction". Describes a method for quieting within an enclosed space by anti-vibrating the walls with piezo-electric devices. It formed the basis for NCTI's work on active panels.

US 5,335,417    Issued October 11, 1992,  entitled "Active Control of
                Aircraft  Engine  Inlet Noise Using  Compact  Sound  Sources and
                Distributed Error Sensors". Part of this patent describes the use of piezo actuators bonded to curved panels as a means of generating sound. The panel geometry is chosen to emphasize particular frequencies. This technique is used in transformer quieting.

US 5,515,444    Issued May 7, 1996.  Continuation of US 5,335,417,  in
                which the curved panel is dynamically tuned to maintain optimal performance.


PIEZO TECHNOLOGY

Patents

US 5,473,214    Issued December 5, 1995,  entitled "Low Voltage Bender
                Piezo Actuators". The use of a stack of piezo electric layers to produce a vibration actuator. Multiple layers reduce the voltage levels required to drive the actuator. This makes packaging easier and allows cheaper amplifiers to be used.4

Patents Pending

                PCT/US94/04553 (filed May 04, 1994) Publication No. WO04/27331 Low Voltage Bender Piezo Actuators. The use of a stack of piezo electric layers to produce a vibration actuator. Multiple layers reduce the voltage levels required to drive the actuator. This makes packaging easier and allows cheaper amplifications to be used. EPO 94914908.2 (filed May 04, 1994) Publication No. 0698298 Low Voltage Bender Piezo Actuators. The use of a stack of piezo electric layers to produce a vibration actuator. Multiple layers reduce the voltage levels required to drive the actuator. This makes packaging easier and allows cheaper amplifications to be used.


PIEZO TECHNOLOGY

Patents pending

        (253)   No.  PCT/US95/05720  (filed 09/05/95) Publication No. W095/31805
                Multimedia Personal Computer with Active Noise Reduction and Piezo Speakers: US filed May 11, 1994. A piezo patch is bonded to the case of a PC so that the whole case acts as loudspeaker. Active Noise Reduction and microphones are included to fully equip the PC for multimedia applications.

                EPO  95918420.1  (filed May 09, 1995)  Publication  No.  0760996
                Multimedia Personal Computer with Active Noise Reduction and Piezo Speakers. A piezo patch is bonded to the case of a PC so that the whole case acts as loudspeaker. Active Noise Reduction and microphones are included to fully equip the PC for multimedia applications.

                US 08/241440
                Multimedia Personal Computer with Active Noise Reduction and Piezo Speakers: US filed May 11, 1994. A piezo patch is bonded to the case of a PC so that the whole case acts as loudspeaker. Active Noise Reduction and microphones are included to fully equip the PC for multimedia applications.

        (256)   No. PCT/US95/08131 (filed 29/06/95) Publication No. W096/01547
                Piezo Speaker and Installation Method for Laptop Personal Computer and other Multimedia Applications: US filed July 6, 1994. A piezo patch is bonded to the case of a PC to act as a loudspeaker. Dampening materials and stiffeners to improve the performance of a piezo loudspeaker. (U.S. application approved for issue).

                EPO  95924733.9  (filed June 29, 1995)  Publication  No. 0772953
                Piezo  Speaker  and  Installation  Method  for  Laptop  Personal
                Computer and other Multimedia Applications. A piezo patch is bonded to the case of a PC to act as a loudspeaker. Dampening materials and stiffeners to improve the performance of a piezo loudspeaker.

                US 08/267218
                Piezo Speaker and Installation Method for Laptop Personal Computer and other Multimedia Applications: US filed July 6, 1994. A piezo patch is bonded to the case of a PC to act as a loudspeaker. Dampening materials and stiffeners to improve the performance of a piezo loudspeaker. (U.S. application approved for issue).

        (260)   US 08/533048
                Piezo Speaker for Improved Passenger Cabin Audio Systems: US filed September 25, 1995. Improvements include the addition of combined constrained damping/insulation layer, integrated electronics and the inclusion of intermediate coupling plates to enhance performance. This technique is applied to all flat interior surfaces of a car interior.

                PCT to be advised
                Piezo Speaker for Improved Passenger Cabin Audio Systems: US filed September 25, 1995. Improvements include the addition of combined constrained damping/insulation layer, integrated electronics and the inclusion of intermediate coupling plates to enhance performance. This technique is applied to all flat interior surfaces of a car interior.

        (269)   US 08/554049
                Piezoelectric Transducers: US filed November 6, 1995. An extension of (260). Improved transducer coupling systems that significantly improves piezo performance.

                PCT to be advised
                Piezoelectric Transducers: US filed November 6, 1995. An extension of (260). Improved transducer coupling systems that significantly improves piezo performance.

FLAT PANEL TRANSDUCERS

Patents Pending

        (277) US08/720163 Vehicular Loudspeaker System: US filed September 25, 1996. An improved loudspeaker system for a passenger vehicle such as an automobile. The system comprises a transducer capable of being excited by applied electric potential and electronic means that is electrically connected to the transducer to apply electric potential thereto. The diaphragm driven by the excited transducer is comprised of the headliner of the vehicle or other flat surfaces.

        (400)   No. GB 961 9835.3 (filed 23/09/96)
                Audio System Using Flat Panel Loudspeakers: UK filed September 23, 1996. A home entertainment system consisting of a plurality of flat panel loudspeakers and electroacoustics transducer apparatus having a flatter frequency response than previously possible.

        (401)   No. GB 961 9967.4 (filed 25/09/96)
                Electroacoustics Transducer Arrangement: UK filed September 25, 1996. An electroacoustics transducer consisting of two panel membranes. The phase of the sound wave produced at the rear panel is set so that if that wave is reflected, it will constructively interfere with the wave produced at the forward panel.

        (402)   No. GB 962 1523.1 (filed 16/10/96)
                A Flat Panel Loudspeaker Arrangement and Hands Free Telephone System Using the Same: UK filed October 16, 1996. A flat panel loudspeaker arrangement which can be attached to the roof or headlining of a vehicle to position the loudspeaker of a hands free telephone more conveniently.

        (403)   No. GB 962 5315.8 (filed 05/12/96)
                Electroacoustics Transducer Arrangement: UK filed December 5, 1996. (An extension of 401). An electroacoustics transducer consisting of two panel membranes. The phase of the sound wave produced at the rear panel is set so that if that wave is reflected, it will constructively interfere with the wave produced at the forward panel. The constructive interference effect can also be used to flatten or equalise the frequency response of the system.

        (404)   No. GB 962 4302.7 (filed 22/11/96)
                Flat Panel Loudspeaker Arrangement: UK filed November 22, 1996. Involves the selection and arrangement of piezoelectric elements so that the piezoelectric elements provide the flat panel loudspeaker with an equalised frequency response.

        (405)   No. GB 962 6439.5 (filed 20/12/96)
                A Multiple Panel Electroacoustic Transducer: UK filed December 20, 1996. An improved electroacoustic transducer comprising multiple parallel panel members with an actuator arrangement for driving the panel members in phase.

        (406)   No. GB 970 0336.2 (filed 09/01/97)
                Panel Mounting Arrangement for Electroacoustic Transducer: UK filed January 9, 1997. An improved electroacoustic transducer that isolates acoustic vibrations generated by the front and rear faces of a panel so that they do not interfere.


LOUDSPEAKER TECHNOLOGY

Patents Pending

        (121)   PCT/US91/02731 Publication No. W092/19080
                Improvements in and relating to Transmission Line Loudspeakers Filed April 19, 1991. The sound wave radiated from the front surface of a loudspeaker driver diaphragm is of opposite polarity with respect to that radiated from the back surface. If the two signals are directly combined, they will tend to cancel one another. An acoustic phase inversion network is used to insure that the back wave is in phase with the front wave, and the combined signals are used to drive the inlet of a loudspeaker transmission line.

                EPO 91920600.3 Publication No. 0580579
                Improvements in and relating to Transmission Line Loudspeakers Filed April 19, 1991. The sound wave radiated from the front surface of a loudspeaker driver diaphragm is of opposite polarity with respect to that radiated from the back surface. If the two signals are directly combined, they will tend to cancel one another. An acoustic phase inversion network is used to insure that the back wave is in phase with the front wave, and the combined signals are used to drive the inlet of a loudspeaker transmission line.

        (149)   No. PCT/US91/07324 Publication No. W093/07729
                Vacuum Speaker
                Filed October 2, 1991. A speaker enclosure with a partial vacuum behind the speaker. A spring is used to offset the static forces. The result is a smaller enclosed volume while maintaining low frequency performance.

        (???)   No. PCT/US92/05771 Publication No. WO94/01979
                Hydraulic Powered Loudspeaker
                A hydraulic powered low-damped loudspeaker including a hydraulic cylinder (21) attached to the cone (22) of a speaker which can be used in a bandpass loudspeaker.

Patent

UK 2,858,759    Issued  March  11,  1981,  entitled  "Depressing  the
                Resonant Frequency of a Suspended Mass". Described the use of active control to reduce the spring force constant of a suspended mass (e.g. a loudspeaker cone) so as to reduce the effective resonant frequency of the structure.

US 3,247,925    Issued  April  26,  1966,   entitled   "Loudspeaker".
                Described the improvement of the efficiency of low frequency loudspeakers by exciting bending waves in a light weight, stiff panel which remains essentially stationary, except bending waves.


1       Pending in Canada and Europe
2       Pending in Canada and Europe
3       Pending in Canada and Europe
4       Pending in Canada and Europe

                                                             EXHIBIT NO. 10(c)


THIS OPTION AND THE SECURITIES ISSUABLE UPON ITS EXERCISE HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY U.S. STATE SECURITIES LAW, AND MAY NOT BE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION UNDER THE ACT OR IN A TRANSACTION WHICH, IN THE OPINION OF COUNSEL REASONABLY SATISFACTORY TO NOISE CANCELLATION TECHNOLOGIES, INC., QUALIFIES AS AN EXEMPT TRANSACTION UNDER THE ACT AND THE RULES AND REGULATIONS PROMULGATED THEREUNDER.


                      NOISE CANCELLATION TECHNOLOGIES, INC.

                          Common Stock Purchase Option


            NOISE CANCELLATION TECHNOLOGIES, INC., a Delaware corporation (the "Company"), hereby certifies that, for value received, VERITY GROUP PLC (the "Holder"), or assigns, is entitled, subject to the terms set forth below, to purchase from the Company, at any time and from time to time during the period beginning on the first anniversary of the date hereof and ending on the fifth anniversary of the date hereof, in whole or in part, an aggregate of three million eight hundred fifty thousand (3,850,000) fully paid and non-assessable shares of common stock, $.01 par value ("Common Stock"), of the Company at a purchase price, subject to the provisions of Paragraph 3 hereof, of $0.48 per share (the "Purchase Price"). The Purchase Price and the number and character of such shares are subject to adjustment as provided below, and the term "Common Stock" shall mean, unless the context otherwise requires, the shares of common stock or other securities or property at the time deliverable upon the exercise of this Option. This Option is herein called the "Option" and shall lapse forthwith if the consent and approval by the Company's stockholders to increase the authorized share capital of the Company to permit exercise in full by the Holder of the Option pursuant to Clause 1 hereof is not obtained by 30 September 1997.

      1. EXERCISE OF OPTION. The purchase rights evidenced by this Option shall be exercised by the Holder surrendering this Option, with the form of subscription at the end hereof duly executed by such Holder, to the Company at its office in One Dock Street, Suite 300, Stamford, Connecticut 06902, U.S.A.,
Attention: General Counsel, accompanied by payment, in cash, by certified or official bank check or by wire transfer of an amount equal to the Purchase Price multiplied by the number of shares being purchased pursuant to such exercise of the Option.

      1.1 Partial Exercise. This Option may be exercised for less than the full number of shares of Common Stock, in which case the number of shares receivable upon the exercise of this Option as a whole, and the sum payable upon the exercise of this Option as a whole, shall be proportionately reduced. Upon any such partial exercise, the Company at its expense will forthwith issue to the Holder hereof a new Option or Options of like tenor calling for the number of shares of Common Stock as to which rights have not been exercised, such Option or Options to be issued in the name of the Holder hereof or his nominee (upon payment by such Holder of any applicable transfer taxes).


      2. DELIVERY OF SHARE CERTIFICATES ON EXERCISE. As soon as practicable after the exercise of this Option and payment of the Purchase Price, and in any event within ten (10) days thereafter, the Company, at its expense, will cause to be issued in the name of and delivered to the Holder hereof a certificate or certificates for the number of fully paid and non-assessable shares or other securities or property to which such Holder shall be entitled upon such exercise, plus, in lieu of any fractional share to which such Holder would otherwise be entitled, cash in an amount determined in accordance with Paragraph
3.7 hereof. The Company agrees that the shares so purchased shall be deemed to be issued to the Holder hereof as the record owner of such shares as of the close of business on the date on which this Option shall have been surrendered and payment made for such shares as aforesaid.


      3. ADJUSTMENTS. In the event of changes in the outstanding Common Stock of the Company by reason of stock dividends, stock splits, recapitalizations, mergers, consolidations, combinations, exchange of shares, separations, reorganization, or liquidations, the number of shares issuable upon the exercise of the Option, and the exercise price thereof shall be adjusted by the Company in such manner as shall be fair and equitable. Any such adjustment in the number of shares shall apply proportionately to only the then unexercised portion of the Option. If fractional shares would result from any such adjustment, the adjustment shall be revised to the next lower whole number of shares.

      3.1 For the avoidance of doubt, there shall be no adjustments to the number of shares issuable upon the exercise of the Option and the exercise price thereof other than herein provided.

      4. NO DILUTION OR IMPAIRMENT. The Company will not, by amendment of its charter or through reorganization, consolidation, merger, dissolution, sale of assets or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of this Option, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the Holder hereof against dilution or other impairment arising as a result of any of the events specified in Section 3 above. Without limiting the generality of the foregoing, the Company will not increase the par value of any shares or stock receivable upon the exercise of this Option above the amount payable therefor upon such exercise, and at all times will take all such action as may be necessary or appropriate in order that the Company may validly and legally issue fully paid and non-assessable stock upon the exercise of this Option.


      5. RESERVATION OF SHARES, ETC., ISSUABLE ON EXERCISE OF OPTIONS. Upon the approval of the Company's stockholders to an amendment to the Company's certificate of incorporation to increase the number of authorized shares of Common Stock in an amount sufficient to permit the Company to issue the number of shares of Common Stock issuable upon exercise of the Option in full (as contemplated in the preamble to this Option), the Company shall at all times reserve and keep available out of its authorized but unissued stock, solely for the issuance and delivery upon the exercise of this Option and other similar Options, such number of its duly authorized shares of Common Stock as from time to time shall be issuable upon the exercise of this Option and all other similar Options at the time outstanding.

      6. BOARD OF DIRECTORS. The Company shall, if requested by the Holder, no later than fifteen days after the date of this Agreement and subject at all times to the provisions of the Company's certificate of incorporation and by-laws, take all action within its power (including, without limitation, amendment to the Company's by-laws increasing the number of directors) to appoint one individual designated by the Holder and reasonably acceptable to the Company as a member of the Board of Directors of the Company, to serve until the next election of directors. From and after the next election of directors and until the third anniversary of this Agreement (whether the individual designated by the Holder in the immediately preceding sentence was actually appointed to the Board of Directors of the Company or not), the Company shall, if requested by the Holder, nominate and take all action within its power to have one individual designated by the Holder and reasonably acceptable to the Company elected to the Company's Board of Directors. This clause 6 is subject to Board approval. Michael Parrella agrees to use his best endeavours to secure such Board approval.

         For the avoidance of doubt, the lack of approval of the Board of Directors of the Company shall in no way affect the validity of the Option granted hereunder, which shall remain in full force and effect.

      7. REPLACEMENT OF OPTION. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Option and (in the case of loss, theft or destruction) upon delivery of an indemnity
agreement  (with  surety  if  reasonably   required)  in  an  amount  reasonably
satisfactory to it, or (in the case of mutilation) upon surrender and cancellation thereof, the Company will issue, in lieu thereof, a new Option of like tenor.


      8. REMEDIES. The Company stipulates that the remedies at law of the Holder of this Option in the event of any default by the Company in the performance of or compliance with any of the terms of this Option are not and will not be adequate, and that the same may be specifically enforced.


      9. NEGOTIABILITY, ETC. This Option is issued upon the following terms, to all of which each taker or owner hereof consents and agrees:

             (i) This Option shall be binding upon and inure for the benefit of the successors of the parties, but shall not be assignable or transferable.

             (ii) Prior to the exercise of this Option, the Holder hereof shall not be entitled to any rights of a shareholder of the Company with respect to shares for which this Option shall be exercisable, including, without limitation, the right to vote, to receive dividends or other distributions or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of the Company, except as provided herein.

              (iii) The Company shall not be required to pay any Federal or state transfer tax or charge that may be payable in respect of any transfer involved in the transfer or delivery of this Option or the issuance or conversion or delivery of certificates for Common Stock in a name other than that of the registered Holder of this Option or to issue or deliver any certificates for shares of Common Stock upon the exercise of this Option until any and all such duty, taxes and charges shall have been paid by the Holder of this Option or until it has been established to the Company's satisfaction that no such tax or charge is due.


      10. SUBDIVISION OF RIGHTS. This Option (as well as any new options issued pursuant to the provisions of this paragraph) is exchangeable, upon the surrender hereof by the Holder hereof, at the principal office of the Company for any number of new options of like tenor and date representing in the aggregate the right to subscribe for and purchase the number of shares of Common Stock of the Company which may be subscribed for and purchased hereunder.


      11. MAILING OF NOTICES, ETC. All notices and other communications from the Company to the Holder of this Option shall be mailed by first-class certified mail, postage prepaid, to the address furnished to the Company in writing by the last Holder of this Option who shall have furnished an address to the Company in writing.

      12. HEADINGS, ETC. The headings in this Option are for purposes of reference only, and shall not limit or otherwise affect the meaning hereof.

      13. CHANGE, WAIVER, ETC. Neither this Option nor any term hereof may be changed, waived, discharged or terminated orally but only by an instrument in writing signed by the party against which enforcement of the change, waiver, discharge or termination is sought.

      14. GOVERNING LAW. THIS OPTION SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF DELAWARE.


                      NOISE CANCELLATION TECHNOLOGIES INC.


                      By: /s/ MICHAEL J. PARRELLA
                          --------------------
                          Michael J. Parrella

Dated: April 15, 1997

Attest:


/s/ M. A. PATERSON
--------------------
    M. A. Paterson
    Solicitor
    21 Wilson St EC2

                   [To be signed only upon exercise of Option]



To Noise Cancellation Technologies, Inc.

            The undersigned, the Holder of the within Option, hereby irrevocably elects to exercise the purchase right represented by such Option for, and to purchase thereunder, ____________ shares of Common Stock of Noise Cancellation Technologies, Inc. and herewith makes payment of $_____________ therefor, and requests that the certificates for such shares be issued in the name of, and be delivered to _______ whose address is __________________________.


Dated:

--------------------


 (Signature must conform in all respects to name of Holder as specified on the face of the Option)


                                    -------------------------------

                                    -------------------------------
                                                Address

                                                             EXHIBIT No. 10(d)
                      NOISE CANCELLATION TECHNOLOGIES, INC.

April 17, 1997

Verity Group PLC
Stonehill
Huntingdon  PE 18 6ED  England

Dear Sirs:

This letter, when countersigned by Verity Group PLC ("Verity") shall constitute an agreement between Noise Cancellation Technologies, Inc. ("NCTI") and Verity in relation to the common stock purchase option granted by NCTI in favor of Verity dated April 15, 1997 (the "NCTI Option"). All capitalized terms used in this Agreement shall bear the meanings given thereto in the NCTI Option unless the context otherwise requires.

1.    Amendment of NCTI Option.

Effective the date hereof, the Purchase Price specified in the NCTI Option shall be $0.30 per share.

Except as provided in this Paragraph 1, all of the terms and conditions of the NCTI Option (other than the Purchase Price) are hereby ratified and confirmed and remain in full force and effect.

2.    Termination of Prior Option.

Effective April 15, 1997, the common stock purchase option granted by NCTI in favor of Verity dated March 28, 1997 is canceled, terminated and of no force or effect.

Kindly acknowledge your acceptance and agreement to the terms of this letter by signing the enclosed copy of this letter and returning it to NCTI as soon as possible.

Very truly yours,

NOISE CANCELLATION TECHNOLOGIES, INC.

By:   /s/ MICHAEL J. PARRELLA
      -----------------------
      Michael J. Parrella, President



Verity Group PLC hereby accepts and agrees to the terms of this letter:

VERITY GROUP PLC

By:   /s/ FARAD AZIMA
      ----------------------
      Farad Azima, Chairman

           One Dock Street, Suite 300, Stamford, Connecticut 06902 Tel 203-961-0500, Fax 203-348-4106, www.nct-active.com

                                                                  EXHIBIT 11

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
Computation of Net Profit (Loss) Per Share
                                                        (In thousands, except per share amounts)
                                                                Six months ended June 30,
                                                        ----------------------------------------
                                                              1996                     1997
                                                        ---------------           --------------
               PRIMARY
Net (loss)                                                    ($3,948)                 ($2,011)
  Less:  reduction of interest expense or interest
  earned attributable to utilization of assumed
  proceeds from exercise of options and warrants
  in excess of amounts required to repurchase
  20% of the outstanding common stock at average
  market price                                          ---------------           --------------
  ADJUSTED NET (LOSS)                                         ($3,948)                 ($2,011)
                                                        ===============           ==============

Weighted average number of shares outstanding.                 94,468                  117,332
  Add:  common equivalent shares (determined using
  the "Treasury Stock" method) representing shares
  issuable upon assumed exercise of options and
  warrants in excess of average market price                    2,514                      531

Shares issuable upon conversion of Series B
  preferred shares                                                  -                        -
                                                        ---------------           --------------
  SHARES USED FOR COMPUTATION                                  96,982                  117,863
                                                        ===============           ==============

  PRIMARY NET (LOSS) PER SHARE                                 ($0.04)                  ($0.02)
                                                        ===============           ==============

               FULLY DILUTED
Net (loss)                                                    ($3,948)                  ($2,011)
  Less:  reduction of interest expense or interest
  earned attributable to utilization of assumed
  proceeds from exercise of options and warrants
  in excess of amounts required to repurchase
  20% of the outstanding common stock at year-end
  market price if greater than average market price     ---------------           --------------
  ADJUSTED NET (LOSS)                                         ($3,948)                  ($2,011)
                                                        ===============           ==============

Weighted average number of shares outstanding.                 94,468                   117,332
  Add:  common equivalent shares (determined using
  the "Treasury Stock" method) representing shares
  issuable upon assumed exercise of options and
  warrants in excess of year-end market price
  if greater than average market price                          2,514                       531

Shares issuable upon conversion of Series B
  preferred shares                                                  -                         -
                                                        ---------------           --------------
  SHARES USED FOR COMPUTATION                                  96,982                   117,863
                                                        ===============           ==============

FULLY DILUTED NET (LOSS) PER SHARE                             ($0.04)                   ($0.02)
                                                        ===============           ==============





The above per share data are not reported on the statement of operations because such data is anti-dilutive.