Form 10-Q
period 1997-09-30
NOISE CANCELLATION TECHNOLOGIES INC
filed 1997-11-17
CIK 722051

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     / x /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:      September 30, 1997

------------------------------------------------------------------------------
COMMISSION FILE NUMBER:   0-18267

Noise Cancellation Technologies, Inc.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


 Delaware                                                      59-2501025
------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1025 West Nursery Road, Suite 120, Linthicum, Maryland              21090
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

------------------------------------------------------------------------------
(Registrant's telephone number, including area code)    (410- 636-8700


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

            132,739,795 shares outstanding as of November 4, 1997

------------------------------------------------------------------------------

------------------------------------------------------------------------------




PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)

                                      (In thousands, except per share amounts)

                                            Three                Nine
                                            Months               Months
                                       Ended September 30,  Ended September 30,
                                       ---------------------------------------
                                         1996     1997        1996     1997
                                       ------------------   ------------------
REVENUES:
  Technology licensing fees and            $160     $220      $1,229   $3,430
  royalties
  Product sales, net                        358      488       1,049    1,069
  Engineering and development                 1      128         225      341
  services
                                       ------------------   ------------------
         Total revenues                    $519     $836      $2,503   $4,840
                                       ------------------   ------------------

COSTS AND EXPENSES:
  Costs of sales                           $276     $896        $850   $1,401
  Costs of engineering and                    8       96         175      295
  development services
  Selling, general and administrative     1,779    1,483       4,105    3,734
  Research and development                2,029    1,501       4,790    4,513
  Equity in net loss of                                           80
  unconsolidated affiliates                   -        -                    -
  Interest expense                            2       28          26       75
                                       ------------------   ------------------
       Total costs and expenses          $4,094   $4,004     $10,026  $10,018
                                       ------------------   ------------------

NET (LOSS)                             $(3,575) $(3,168)    $(7,523) $(5,178)
                                       ==================   ==================

Weighted average number of common
  shares outstanding                    103,840  130,467      98,060  121,490
                                       ==================   ==================

NET (LOSS) PER COMMON SHARE             $ (.03)  $ (.02)     $ (.08)  $ (.04)
                                       ==================   ==================



The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
                                                       (In thousands
                                                        of dollars)
                                                    December    September
                                                       31,         30,
                 ASSETS                               1996        1997
                                                    ----------  ----------
Current assets:                                                 (Unaudited)
     Cash and cash equivalents (Note 1)
                                                    $           $
                                                          368       1,038
     Accounts receivable:
         Trade :
                Technology license fees and
                royalties                           $     150         210
                Joint ventures and affiliates               2          21
                Other                                     392         630
         Unbilled                                          63           7
         Allowance for doubtful accounts                 (123)       (124)
                                                    ----------  ----------
          Total accounts receivable                 $     484   $     744

     Inventories, net of reserves (Note 2)                900       1,350
     Other current assets                                 207          35
                                                    ----------  ----------
          Total current assets                          1,959       3,167

Property and equipment, net                             2,053       1,466
Patent rights and other intangibles, net                1,823       1,572
Other assets                                               46          49
                                                    ----------  ----------

                                                    $   5,881   $   6,254
                                                    ==========  ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                               $   1,465       2,383
     Accrued expenses                                   1,187         981
     Accrued payroll, taxes and related expenses          618         427
     Customers' advances                                    1          87
                                                    ----------  ----------
          Total current liabilities                 $   3,271   $   3,878
                                                    ----------  ----------

Commitments and contingencies (Note 4)

         STOCKHOLDERS' EQUITY (Note 3)
Preferred stock, $.10 par value, 10,000,000 shares
  authorized, none issued
Common stock, $.01 par value, 140,000,000 and
  185,000,000 shares, respectively, authorized;
  issued and outstanding 111,614,405 and
  131,214,081 shares, respectively                  $   1,116   $   1,312
Additional paid-in-capital                             85,025      89,804
Accumulated deficit                                   (83,673)    (88,851)
Cumulative translation adjustment                         142         116
Common stock subscriptions receivable                       -          (5)
                                                    ----------------------
          Total stockholders' equity                $   2,610       2,376

                                                    $   5,881       6,254
                                                    ==========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)


                                              (Thousands of dollars)
                                                    Nine Months
                                                Ended September 30,
                                                ------------------
                                                1996          1997
                                                --------- --------
Cash flows from operating activities:
   Net (loss)                                   $ (7,523) $ (5,178)
   Adjustments to reconcile net loss to
    net cash (used in) operating activities:
     Depreciation and amortization                   706       877
     Common stock issued as consideration for:
       Compensation                                   13         3
       Interest                                        -        52
     Common stock retired as consideration for:
       Employee expenses                              (5)        -
     Provision for doubtful accounts                  74       148
     Equity in net loss of unconsolidated
     affiliates                                       80         -
     Unrealized foreign currency (gain)              168        (8)
     Loss on disposition of fixed assets               -        63
     Changes in operating assets and liabilities:
       (Increase) in accounts receivable             (65)     (412)
       (Increase) decrease in inventories            682      (450)
       Decrease in other assets                      152       167
       Increase (decrease) in accounts payable
       and accrued expenses                         (354)      780
       Increase (decrease) in other liabilities      161       (48)
                                                  --------- --------

     Net cash (used in) operating activities     $(5,911)  $(4,006)
                                                  --------- --------

Cash flows from investing activities:
   Capital expenditures                          $  (179)    (127)
   Proceeds of sales of short-term investments
   (net)                                               -        -
                                                  --------- --------
     Net cash (used in) investing activities     $  (179)    (127)
                                                  --------- --------

Cash flows from financing activities:
   Proceeds from:
     Notes (net)                                 $     -    $ 3,795
     Sale of common stock                          6,377          -
     Investment by minority shareholder in
     subsidiary                                        -      1,000
     Exercise of stock purchase warrants and
     options                                         104          8
                                                  --------- --------
     Net cash provided by financing activities    $6,481    $ 4,803
                                                  --------- --------

Net increase (decrease) in cash and cash
equivalents                                      $     391      670
Cash and cash equivalents - beginning of period      1,831      368
                                                  --------- --------

Cash and cash equivalents - end of period        $   2,222  $ 1,038
                                                  ========= ========

Cash paid for interest                           $       5  $     2
                                                  ========= ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Noise Cancellation Technologies, Inc. (the "Company" or "NCT") Annual Report on Form 10-K, as amended, for the year ended December 31, 1996.

   The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $88.9 million on a cumulative basis through September 30, 1997. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

   Cash, cash equivalents and short-term investments amount to $1.0 million at September 30, 1997, increasing from $0.4 million at December 31, 1996. Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales and engineering and development revenue along with reduced operating expenses and capital expenditures and the "First Quarter 1997 Financing", the "July 30, 1997 Private Placement", the "1997 Preferred Stock Private Placement" and the "NCT Audio Financing" discussed below should be sufficient to sustain the Company's anticipated future level of operations into 1999. However, the period during 1999 through which it can be sustained, is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain.

   Between January 15, 1997 and March 25, 1997, the Company issued and sold an aggregate amount of $3.4 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement pursuant to Regulation S of the Securities Act of 1933, as amended, (the "Securities Act") to five unrelated investors (the "Investors") through multiple dealers (the "First Quarter 1997 Financing") from which the Company realized $3.2 million of net proceeds. The Debentures mature between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, have the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price is the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also has the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. As of June 6, 1997, the Investors had converted all $3.4 million of the Debentures into 16.3 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock.

   On March 28, 1997, the Company and New Transducers Ltd. ("NXT"), a wholly owned subsidiary of Verity Group PLC ("Verity") executed a cross licensing agreement (the "Cross License"). Under terms of the Cross License, the Company licensed patents and patents pending which relate to Flat Panel Transducer(TM) ("FPT(TM)") technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to the Company. In consideration of the license, NCT recorded a $3.0 million license fee receivable from NXT as well as royalties on future licensing and product revenue. The Company also executed a security deed (the "Security Deed") in favor of NXT granting NXT a conditional assignment in the patents and patents pending licensed to NXT under the Cross License in the event a default in a certain payment to be made by the Company under the Cross License continued beyond fifteen days. Concurrent with the Cross License, the Company and Verity executed agreements granting each an option for a four year period commencing on March 28, 1998, to acquire a specified amount of the common stock of the other subject to certain conditions and restrictions. With respect to the Company's option to Verity (the "Verity Option"), 3.8 million shares of common stock (approximately 3.4% of the then issued and outstanding common stock) of the Company are covered by such option and the Company executed a registration rights agreement (the "Registration Rights Agreement") covering such shares. Five million ordinary shares (approximately 2.0% of the then issued and outstanding ordinary shares) of Verity are covered by the option granted by Verity to the Company. The exercise price under each option is the fair value of a share of the applicable stock on March 28, 1997, the date of grant. If the Company did not obtain stockholder approval of an amendment to its Restated Certificate of Incorporation increasing its common stock capital by an amount sufficient to provide shares of the Company's common stock issuable upon the full exercise of the option granted to Verity by September 30, 1997, both options would have expired. On April 15, 1997, Verity, NXT and the Company executed several agreements and other documents (the "New Agreements") terminating the Cross License, the Security Deed, the Verity Option and the Registration Rights Agreement and replacing them with new agreements (respectively the "New Cross License", the "New Security Deed", the "New Verity Option" and the "New Registration Rights Agreement"). The material changes effected by the New Agreements were the inclusion of Verity as a party along with its wholly owned subsidiary NXT; providing that the license fee payable to NCT could be paid in ordinary shares of Verity stock; and reducing the exercise price under the option granted to Verity to purchase shares of the Company's common stock to $0.30 per share. At the June 19, 1997 Annual Meeting, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 140 million shares to 185 million shares, and such amendment became effective when it was filed in the office of the Secretary of State of Delaware on June 20, 1997. On September 27, 1997, Verity, NXT, NCT Audio Products, Inc. and the Company executed several agreements and other documents, terminating the New Cross License and the New Security Deed and replacing them with new agreements (respectively, the "Cross License Agreement dated September 27, 1997" and the "Master License Agreement"). The material changes effected by the most recent agreements were an expansion of the fields of use applicable to the exclusive licenses granted to Verity and NXT, an increase in the royalties payable on future licensing and product revenues, cancellation of the New Security Deed covering the patents licensed by the Company, and the acceleration of the date on which the parties can exercise their respective stock purchase option to September 27, 1997.

   On July 30, 1997 the Company sold 2.9 million shares, in the aggregate, of its common stock at a price of $0.175 per share, in a private placement exempt from the registration requirements of the Securities Act under Section 4(2) thereof that provided net proceeds to the Company of $0.5 million (the "July 30, 1997 Private Placement").

   On September 4, 1997, the Company transferred $5,000 cash and all of the business and assets of its Audio Products Division as then conducted by the Company and as reflected on the business books and records of the Company to a newly incorporated company, NCT Audio Products, Inc. ("NCT Audio") in consideration for 5,867 shares of NCT Audio common stock whereupon NCT Audio became a wholly owned subsidiary of the Company. The Company also granted NCT Audio an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to flat panel transducers and flat panel transducer based audio speaker products for all markets for such products excluding (a) markets licensed to or reserved by Verity and NXT under the Company's cross licensing agreements with Verity and NXT, (b) the ground based vehicle market licensed to OnActive Technologies, LLC ("OnActive"), (c) all markets for hearing aids and other hearing enhancing or assisting devices, and (d) all markets for headsets, headphones and other products performing functions substantially the same as those performed by such products in consideration for a license fee of $3,000,000 to be paid when proceeds are available from the sale of NCT Audio common stock and on-going royalties payable by NCT Audio to the Company as provided in such license agreement. In addition, the Company agreed to transfer all of its rights and obligations under its cross licensing agreements with Verity and NXT to NCT Audio and to transfer the Company's interest in OnActive to NCT Audio. On September 27, 1997, Verity agreed to purchase 533 shares of NCT Audio common stock for an aggregate purchase price of $1.0 million. The issuance and purchase of such shares closed on October 10, 1997. It is anticipated that NCT Audio will issue additional shares of its common stock in transactions exempt from registration in order to raise additional working capital.

   Please refer to Note 6. Subsequent Events for a discussion relating to the recent 1997 Preferred Stock Private Placement.

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


2.  INVENTORIES

   Inventories comprise the following:

    (Thousands of dollars)               December 31,   September 30,
                                            1996            1997
                                         ------------   -------------
    Components                           $    543       $    426
    Finished Goods                            619           1,365
                                         ------------   -------------
    Gross Inventory                      $  1,162       $   1,791
    Reserve for Obsolete & Slow Moving
    Inventory                                (262)           (441)
        Inventory, Net of Reserves       $    900       $   1,350
                                         ============   =============

3.  STOCKHOLDERS EQUITY

   The changes in  stockholders'  equity during the nine months ended  September
30, 1997, were as follows:

(In thousands)

                              Net
               Balance at     Sale of      Exercise         Stock           Net Loss                  Balance at
               December 31,   Common       of Warrants      Subscription    for the     Translation   September 30,
               1996           Stock        And Options      Receivable      Period      Adjustment    1997
               ------------   -------      -----------      ------------    --------    -----------   -------------

Common Stock:
  Shares          111,614     19,550             50                --            --            --          131,214
  Amount       $    1,116    $   196       $     --         $      --       $    --     $      --      $     1,312
Additional         85,025      4,766             13                --            --            --           89,804
Paid-in Capital                                                                 89,804
Accumulated       (83,673)        --             --                --           (5,178)        --          (88,851)
Deficit
Cumulative            142         --             --                --            --           (26)             116
Translation
Adjustment
Stock Subscription     --         --             --                (5)           --            --               (5)
Receivable


4.  LITIGATION

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


5.  COMMON STOCK

   As discussed above in Note 1., between January 15, 1997 and March 25, 1997, the Company entered into a series of subscription agreements to sell an aggregate amount of $3.4 million of Debentures. As of June 30, 1997, the Investors had converted $3.4 million of the Debentures into 16.3 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock.

   On June 19, 1997 the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 140 million shares to 185 million shares. Such action was deemed by the Board of Directors to be in the best interest of the Company to make additional shares of the Company's common stock available for obligations undertaken by the Company in connection with the New Agreements with Verity and NXT described in Note 1., public or private financings, present and future employee benefit programs and other corporate purposes. The Company has reserved 3.9 million shares of such additional shares for issuance upon the exercise of the New Verity Option and 2.6 million shares of such additional shares for issuance upon the exercise of options granted or to be granted and future grants of restricted stock awards under the Noise Cancellation Technologies, Inc. Stock Incentive Plan (the "1992 Plan").

   On July 7, 1997 the Company granted 5,000 shares of restricted stock under the 1992 Plan to each non-employee director (2 recipients) as compensation for 1997 services. The fair market value of the Company's common stock on July 7, 1997 was $0.25 per share, the closing price of the Company's common stock on the NASDAQ Stock Market.

   On July 30, 1997 the Company sold 2.9 million shares, in the aggregate, of its common stock at a price of $0.175 per share in the July 30, 1997 Private Placement that provided net proceeds to the Company of $0.5 million.

   Please refer to Subsequent Events below for a discussion of the 1997 Preferred Stock Private Placement and the NCT Audio Financing.


6.  SUBSEQUENT EVENTS

    On September 27, 1997, Verity agreed to purchase 533 shares of NCT Audio common stock for an aggregate purchase price of $1.0 million. The issuance and purchase of such shares closed on October 10, 1997. It is anticipated that NCT Audio will issue additional shares of its common stock in transactions exempt from registration in order to raise additional working capital.

     Between October 28, 1997 and November 13, 1997, the Company entered into a series of subscription agreements (the "Subscription Agreements") to sell an aggregate amount of $13.3 million of the Company's Series C Convertible
Preferred Stock (the "Preferred Stock") in a private placement, pursuant to Regulation D of the Securities Act, to 32 unrelated accredited investors through two dealers (the "1997 Preferred Stock Private Placement"). Subscription Agreements totalling $11.3 million have been received and accepted by the Company through November 13, 1997. Of the total Preferred Stock Offering, sales of Preferred Stock in the aggregate amount of $6.1 million were completed as of November 13, 1997, with the balance of the sales in the aggregate amount of $7.2 million scheduled to be completed by November 18, 1997. Assuming such completion, the aggregate net proceeds to the Company of the 1997 Preferred Stock Private Placement are estimated at $11.9 million. Each share of the Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. Under the terms of the Subscription Agreements the Company is required to file a registration statement ("Registration Statement") on Form S-3 covering the resale of all shares of common stock of the Company issuable upon conversion of the Preferred Stock then outstanding within sixty (60) days after the first Closing of the 1997 Preferred Stock Private Placement. The shares of Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) the effective date of the Registration Statement; or (ii) ninety (90) days after the date of filing of the Registration Statement. Each share of Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the following formula (the "Conversion Formula"):

                              [(.04) x (N/365) x (1,000)] + 1,000
                                        Conversion Price

      where

            N = the number of days between (i) the closing date of the Preferred Stock being converted, and (ii) the conversion date thereof.

            Conversion
            Price  =    the  lesser  of (x) 120% of the  five (5) day  average
                        closing bid Price of common stock immediately prior to the closing date of the Preferred Stock being converted or (y) 20% below the five (5) day average closing bid price of common stock immediately prior to the conversion date thereof.

            Closing
            Date  =     the  date of the  closing  as set  forth  in the
                        subscription agreement pertaining to the Preferred
                        Stock  being converted.

   The conversion terms of the Preferred Stock also provide that in no event shall the average closing bid price referred to in the Conversion Formula be less than $0.625 per share and in no event shall the Company be obligated to issue more than 26,000,000 shares of its common stock in the aggregate in connection with the conversion of the Preferred Stock. Under the terms of the Subscription Agreements the Company may be subject to a penalty if the Registration Statement is not declared effective within one hundred twenty (120) days after the first closing of any incremental portion of the offering of Preferred Stock, such penalty to be in an amount equal to one and one half percent (1.5%) per month of the aggregate amount of Preferred Stock sold in the offering up to a maximum of ten percent (10%) of such aggregate amount. The Subscription Agreements also provide that for a period commencing on the date of the signing of the Subscription Agreements and ending ninety (90) days after the closing of the offering the Company will be prohibited from issuing any debt or equity securities other than Preferred Stock, and that the Corporation will be required to make certain payments in the event of its failure to effect conversion in a timely manner or in the event it fails to reserve sufficient authorized but unissued common stock for issuance upon conversion of the Preferred Stock.

7.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("FAS 128"), "Earnings per Share". This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statements of income and requires reconciliation of the numerators and the denominators of the basic and diluted EPS calculations. This statement will be effective for the Company's 1997 year end. The Company has not yet quantified what effect the adoption of SFAS 128 will have on its loss/earnings per share of common stock.

   The Financial Accounting Standards Board has recently issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company does not believe the above pronouncements will not have a significant effect on the information presented in the financial statements.

ITEM 2.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

   GENERAL BUSINESS ENVIRONMENT

   The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Revenues from product sales were limited to sales of specialty products and prototypes. During the first nine months of 1997, the Company received approximately 7% of its operating revenues from engineering and development funding. Since 1991, excluding quarter to quarter variations, revenues from product sales have been increasing and management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

   The Company has shifted its focus to technology licensing fees, royalties and products that represent near term revenue generation. This is reflected in the fact that 70.9% of the Company's total revenue in the first nine months of 1997 represents technology licensing fees. There can be no assurance that additional technology licensing fees will continue at that level.

   Note 1. to the accompanying Condensed Consolidated Financial Statements and the liquidity and capital resources section which follows describe the current status of the Company's available and projected cash balances.

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

   From the Company's inception through September 30, 1997, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 22% product sales, 47% engineering and development services and 31% technology licensing fees.

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

   The Company continues to sell and ship ProActive(TM) and NoiseBuster(TM) headsets in 1997. The Company is now selling products through three of its alliances: Walker is manufacturing and selling industrial silencers; Siemens is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; and Ultra is installing production model aircraft cabin quieting systems in turboprop aircraft. The Company is entitled to receive royalties from Walker on its sales of industrial silencers, direct product sales revenue from Siemens' purchase of headsets, and commencing in 1998, royalties from Ultra on its sale of aircraft cabin quieting systems and royalties from NXT on its sale of certain audio products. Management believes these activities help demonstrate the range of commercial potential for the Company's technology and will contribute to the Company's transition from engineering and development to technology licensing fees, royalties and product sales.

   Product revenues for the nine months ended September 30, 1996 and 1997 were:

                                PRODUCT REVENUES


                  Three Months Ended        Nine Months Ended September
                     September 30,                      30,
              ---------------------------- ------------------------------
                Amount    As a % of Total     Amount      As a % of Total
              ----------- ---------------- -------------  ---------------
  Product     1996  1997   1996    1997     1996   1997   1996     1997
------------- ----- ----- ------- -------- ------ ------  ------  -------
Headsets      $355  $482   99.4%    98.8%  $1,022 $1,032  97.4%    96.5%
Fan Quieting     -     -    0.0%     0.0%      -     13    0.0%     1.2%
Communications   -     5    0.0%     1.0%      -     16    0.0%     1.5%
Other            2     1    0.6%     0.2%     27      8    2.6%     0.8%
              ----- ----- ------- -------- ------ ------  ------  -------
   Total      $357  $488  100.0%   100.0%  $1,049 $1,069  100.0%  100.0%
              ===== ===== ======= ======== ====== ======  ======  =======


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

   Between January 15, 1997 and March 25, 1997, the Company issued and sold an aggregate amount of $3.4 million of the Debentures in First Quarter 1997
Financing from which the Company realized $3.2 million of net proceeds. The Debentures mature between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, have the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price is the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also has the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. As of June 6, 1997, the Investors had converted all $3.4 million of the Debentures into 16.3 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock.

     On March 28, 1997, the Company and NXT executed the Cross License. Under terms of the Cross License, the Company licensed patents and patents pending which relate to Flat Panel Transducer(TM) ("FPT(TM)") technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to the Company. In consideration of the license, NCT recorded a $3.0 million license fee receivable from NXT as well as royalties on future licensing and product revenue. The Company also executed the Security Deed in favor of NXT granting NXT a conditional assignment in the patents and patents pending licensed to NXT under the Cross License in the event a default in a certain payment to be made by the Company under the Cross License continued beyond fifteen days. Concurrent with the Cross License, the Company and Verity executed agreements granting each an option for a four year period commencing on March 28, 1998, to acquire a specified amount of the common stock of the other subject to certain conditions and restrictions. With respect to the Verity Option, 3.8 million shares of common stock (approximately 3.4% of the then issued and outstanding common stock) of the Company are covered by such option and the Company executed the Registration Rights Agreement covering such shares. Five million ordinary shares (approximately 2.0% of the then issued and outstanding ordinary shares) of Verity are covered by the option granted by Verity to the Company. The exercise price under each option is the fair value of a share of the applicable stock on March 28, 1997, the date of grant. If the Company did not obtain stockholder approval of an amendment to its Restated Certificate of Incorporation increasing its common stock capital by an amount sufficient to provide shares of the Company's common stock issuable upon the full exercise of the option granted to Verity by September 30, 1997, both options would have expired. On April 15, 1997, Verity, NXT and the Company executed the New Agreements terminating the Cross License, the Security Deed, the Verity Option and the Registration Rights Agreement and replacing them with the New Cross License, the New Security Deed, the New Verity Option and the New Registration Rights Agreement. The material changes effected by the New Agreements were the inclusion of Verity as a party along with its wholly owned subsidiary NXT; providing that the license fee payable to NCT could be paid in ordinary shares of Verity stock; and reducing the exercise price under the option granted to Verity to purchase shares of the Company's common stock to $0.30 per share. At the June 19, 1997 Annual Meeting, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 140 million shares to 185 million shares, and such amendment became effective when it was filed in the office of the Secretary of State of Delaware on June 20, 1997. On September 27, 1997, Verity, NXT, NCT Audio Products, Inc. and the Company executed several agreements and other documents, terminating the New Cross License and the New Security Deed, and replacing them with the Cross License Agreement dated September 27, 1997 and the Master License Agreement. The material changes effected by the new agreements were an expansion of the fields of use applicable to the exclusive licenses granted to Verity and NXT and an increase in the royalties payable on future licensing and product revenues; cancellation of the New Security Deed covering the patents licensed by the Company; and the acceleration of the date on which the parties can exercise their respective stock purchase option to September 27, 1997.

   On September 27, 1997, Verity agreed to purchase 533 shares of NCT Audio common stock for an aggregate purchase price of $1.0 million. The issuance and purchase of such shares closed on October 10, 1997. It is anticipated that NCT Audio will issue additional shares of its common stock in transactions exempt from registration in order to raise additional working capital.

     Between October 28, 1997 and November 13, 1997, the Company entered into the Subscription Agreements to sell an aggregate amount of $13.3 million of the Preferred Stock in the 1997 Preferred Stock Private Placement. Subscription Agreements totalling $11.3 million have been received and accepted by the Company through November 13, 1997. Of the total Preferred Stock Offering, sales of Preferred Stock in the aggregate amount of $6.1 million were completed as of November 13, 1997, with the balance of the sales in the aggregate amount of $7.2 million scheduled to be completed by November 18, 1997. Assuming such completion, the aggregate net proceeds to the Company of the 1997 Preferred Stock Private Placement are estimated at $11.9 million. Each share of the Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. Under the terms of the Subscription Agreements the Company is required to file the Registration Statement on Form S-3 covering the resale of all shares of common stock of the Company issuable upon conversion of the Preferred Stock then outstanding within sixty (60) days after the first Closing of the 1997 Preferred Stock Private Placement. The shares of Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) the effective date of the Registration Statement; or (ii) ninety
(90) days after the date of filing of the Registration Statement. Each share of Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the Conversion Formula described in
Note 6 to the Condensed Consolidated Financial Statement.

   Under the terms of the Subscription Agreement the Company may be subject to a penalty if the Registration Statement is not declared effective within one hundred twenty (120) days after the first closing of any incremental portion of the offering of Preferred Stock, such penalty to be in an amount equal to one and one half percent (1.5%) per month of the aggregate amount of Preferred Stock sold in the offering up to a maximum of ten percent (10%) of such aggregate amount. The Subscription Agreements also provide that for a period commencing on the date of the signing of the Subscription Agreements and ending ninety (90) days after the closing of the offering the Company will be prohibited from issuing any debt or equity securities other than Preferred Stock, and that the Corporation will be required to make certain payments in the event of its failure to effect conversion in a timely manner or in the event it fails to reserve sufficient authorized but unissued common stock for issuance upon conversion of the Preferred Stock..

   Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, along with reduced operating expenses and capital expenditures and the First Quarter 1997 Financing, the July 30, 1997 Private Placement, the 1997 Preferred Stock Private Placement and the NCT Audio Financing should be sufficient to sustain the Company's anticipated future level of operations into 1999. However, the period during 1999 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain.

   Management believes that the funding provided by the additional capital referred to above coupled with anticipated increased product sales, technology licensing fees, royalties, and cost savings, if realized, should enable the Company to continue operations into 1999.


   RESULTS OF OPERATIONS

   Total revenues for the first nine months of 1997 were $4.8 million compared to $2.5 million for the same period in 1996, an increase of $2.3 million or 92%.

   Product sales increased to $1.1 million versus $1.0 million in 1996, an increase of $0.1 million or 10% primarily reflecting increased hearing product sales of the NoiseBuster Extreme(TM). Engineering and development services increased to $0.3 million versus $0.2 million in 1996, an increase of $0.1 million primarily due to communications related engineering contracts.

   Technology licensing fees in the first nine months of 1997 were $3.4 million versus $1.2 million in 1996, an increase of $2.2 million or 183% primarily due to the $3.0 million in Verity license fees described above.

   Cost of product sales increased to $1.4 million versus $0.9 million in 1996, an increase of $0.5 million or 56% primarily due to additional reserves recorded reflecting price reductions on certain headset products. Product margin decreased to (31)% percent from 19% during the same period in 1996 reflecting the above noted reserves. Cost of engineering and development services increased to $0.3 million versus $0.2 million in 1996 due to the above noted efforts in communications engineering contracts. The gross margin on engineering and development services decreased to 13% from 22% during the same period in 1996, primarily due to more profitable contracts in 1996.

   Selling, general and administrative expenses decreased to $3.7 million versus $4.1 million in 1996, a decrease of $0.4 million or 10% primarily due to limited working capital to fund marketing efforts during the first nine months of 1997.

   Research and development expenditures for the first nine months of 1997 were $4.5 million versus $4.8 million in 1996, a decrease of $0.3 million or 6% primarily due to the timing of spending on the Company's key near-term engineering programs. The Company continues to be focused on products utilizing its hearing products, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.

   Under most of the Company's joint venture agreements, the Company is not required to fund any capital requirements of these joint ventures beyond its initial capital contribution. In accordance with U.S. generally accepted accounting principles, when the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method of accounting for its investment. The Company will not be able to record any equity in income with respect to an entity until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded. During the first nine months of 1996, the Company recognized a $0.1 million charge related to its share of losses in OnActive Technologies, L.L.C., which brought the Company's equity in the joint venture to zero. There was no such charge in the first nine months of 1997.


   LIQUIDITY AND CAPITAL RESOURCES

   The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $88.9 million on a cumulative basis through September 30, 1997. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the license fees and engineering and development funds provided to the venture or the Company are recovered.

   In January 1996, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1997. The Company did not meet the plan's revenue targets for 1996 and is not expected to meet its revenue target for 1997 and as noted below, found it necessary to raise additional capital to fund it's operations for 1997 and beyond.

   Between January 15, 1997 and March 25, 1997, the Company issued and sold an aggregate amount of $3.4 million of the Debentures in First Quarter 1997
Financing from which the Company realized $3.2 million of net proceeds. The Debentures mature between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, have the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price is the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also has the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. As of June 6, 1997, the Investors had converted all $3.4 million of the Debentures into 16.3 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock.

   On July 30, 1997 the Company sold 2.9 million shares, in the aggregate, of its common stock at a price of $0.175 per share in the July 30, 1997 Private Placement that provided net proceeds to the Company of $0.5 million.

   On September 27, 1997, Verity agreed to purchase 533 shares of NCT Audio common stock for an aggregate purchase price of $1.0 million. The issuance and purchase of such shares closed on October 10, 1997. It is anticipated that NCT Audio will issue additional shares of its common stock in transactions exempt from registration in order to raise additional working capital.

     Between October 28, 1997 and November 13, 1997, the Company entered into the Subscription Agreements to sell an aggregate amount of $13.3 million of the Preferred Stock in the 1997 Preferred Stock Private Placement. Subscription Agreements totalling $11.3 million have been received and accepted by the Company through November 13, 1997. Of the total Preferred Stock Offering, sales of Preferred Stock in the aggregate amount of $6.1 million were completed as of November 13, 1997, with the balance of the sales in the aggregate amount of $7.2 million scheduled to be completed by November 18, 1997. Assuming such completion, the aggregate net proceeds to the Company of the 1997 Preferred Stock Private Placement are estimated at $11.9 million. Each share of the Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. Under the terms of the Subscription Agreements the Company is required to file the Registration Statement on Form S-3 covering the resale of all shares of common stock of the Company issuable upon conversion of the Preferred Stock then outstanding within sixty (60) days after the first Closing of the 1997 Preferred Stock Private Placement. The shares of Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) the effective date of the Registration Statement; or (ii) ninety
(90) days after the date of filing of the Registration Statement. Each share of Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the Conversion Formula described above.

   Under the terms of the Subscription Agreement the Company may be subject to a penalty if the Registration Statement is not declared effective within one hundred twenty (120) days after the first closing of any incremental portion of the offering of Preferred Stock, such penalty to be in an amount equal to one and one half percent (1.5%) per month of the aggregate amount of Preferred Stock sold in the offering up to a maximum of ten percent (10%) of such aggregate amount. The Subscription Agreements also provide that for a period commencing on the date of the signing of the Subscription Agreements and ending ninety (90) days after the closing of the offering the Company will be prohibited from issuing any debt or equity securities other than Preferred Stock, and that the Corporation will be required to make certain payments in the event of its failure to effect conversion in a timely manner or in the event it fails to reserve sufficient authorized but unissued common stock for issuance upon conversion of the Preferred Stock.

   Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, the operating cost savings from the reduction in employees, and reduced capital expenditures and the First Quarter 1997 Financing, July 22, 1997 Private Placement, the 1997 Preferred Stock Private Placement and the NCT Audio Financing should be sufficient to sustain the Company's anticipated future level of operations into 1999. However, the period during 1999 through which it can be sustained, is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue and the achievement of the operating cost savings from the events described above, all of which are presently uncertain.

   The Company believes that the financing plan discussed above constitutes a viable plan for the continuation of the Company's business into 1999.

   At September 30, 1997, cash and short-term investments were $1.0 million. The available resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

   The Company's working capital increased to $(0.7) million at September 30, 1997, from $(1.3) million at December 31, 1996. This increase of $0.6 million was funded primarily by the revenue and equity transactions described above and used primarily to fund operations for the period.

   During the first nine months of 1997, the net cash used in operating activities was $4.0 million, compared to $5.9 million used in operating activities during the same period of 1996.

   Net inventory increased during the first nine months of 1997 by $0.5 million due primarily to initial stocking of the Company's new communications products.

   Cash provided by financing activities amounted to $4.8 million reflecting the above noted financings and the Verity investment in NCT Audio Products, Inc.

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

   There were no material commitments for capital expenditures as of September 30, 1997, and no material commitments are anticipated in the near future.


   FORWARD LOOKING STATEMENTS

   Filings with the SEC and other information provided to the public contain certain forward-looking statements regarding, among other items, the Company's ability to sustain its anticipated future level of operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future product sales, market penetration and customer acceptance of the Company's products and future business decisions by parties with whom the Company has alliances, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   For discussion of legal proceedings, see Note 4 - "Notes to the Condensed Consolidated Financial Statements" which is incorporated by reference herein.


ITEM 2 - CHANGES IN SECURITIES

      (a)   Recent Sales of Unregistered Securities

            (i)   July 30, 1997 - 2,857,143 shares of Common Stock

            (ii)  Carole Salkind, purchaser

            (iii) $500,000.00 cash

            (iv)  Section 4(2) of the Securities Act of 1933, as amended


ITEM 5 - OTHER INFORMATION

   On September 4, 1997, the Company transferred $5,000 cash and all of the business and assets of its Audio Products Division as then conducted by the Company and as reflected on the business books and records of the Company to a newly incorporated company, NCT Audio Products, Inc. ("NCT Audio") in consideration for 5,867 shares of NCT Audio common stock whereupon NCT Audio became a wholly owned subsidiary of the Company. The Company also granted NCT Audio an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to flat panel transducers and flat panel transducer based audio speaker products for all markets for such products excluding (a) markets licensed to or reserved by Verity and NXT under the Company's cross licensing agreements with Verity and NXT, (b) the ground based vehicle market licensed to OnActive Technologies, LLC ("OnActive"), (c) all markets for hearing aids and other hearing enhancing or assisting devices, and (d) all markets for headsets, headphones and other products performing functions substantially the same as those performed by such products in consideration for a license fee of $3,000,000 to be paid when proceeds are available from the sale of NCT Audio common stock and on-going royalties payable by NCT Audio to the Company as provided in such license agreement. In addition, the Company agreed to transfer all of its rights and obligations under its cross licensing agreements with Verity and NXT to NCT Audio and to transfer the Company's interest in OnActive to NCT Audio. On September 27, 1997, Verity agreed to purchase 533 shares of NCT Audio common stock for an aggregate purchase price of $1.0 million. The issuance and purchase of such shares closed on October 10, 1997. It is anticipated that NCT Audio will issue additional shares of its common stock in transactions exempt from registration in order to raise additional working capital.


ITEM 6 - EXHIBITS

      (a)   Exhibits

            Exhibit No. Description

            10(a) New Cross License Agreement dated September 27, 1997, among Verity Group plc, New Transducers Limited, Noise Cancellation Technologies, Inc. and NCT Audio Products, Inc.

            10(b) Master License Agreement dated September 27, 1997, between New Transducers Limited and NCT Audio Products, Inc.

            10(c) Letter Agreement dated September 27, 1997, from Noise Cancellation Technologies, Inc. to Verity Group plc.

            10(d) License Agreement dated September 4, 1997, between Noise Cancellation Technologies, Inc. and NCT Audio Products, Inc.

            11          Computation of Net Profit (Loss) Per Share.

            27          Financial Data Schedule.

                      NOISE CANCELLATION TECHNOLOGIES, INC.

                                    SIGNATURE

   Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NOISE CANCELLATION TECHNOLOGIES, INC.



By:   /s/ MICHAEL J. PARRELLA
      Michael J. Parrella
      President,
      Chief Executive Officer


By:   /s/ CY E. HAMMOND
      Cy E. Hammond
      Senior Vice President,
      Chief Financial Officer


Dated:  November 14, 1997