Form 10-Q/A
period 1997-09-30
NOISE CANCELLATION TECHNOLOGIES INC
filed 1997-11-17
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A



               AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



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

------------------------------------------------------------------------------
(410) 636-8700
(Registrant's telephone number, including area code)

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

      (a)   Exhibits

            Exhibit No. Description

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


Dated:  November 17, 1997