Form 10-K
period 1997-12-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1998-04-01
CIK 722051

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON APRIL 1, 1998
     PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                         FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED       DECEMBER 31, 1997

Commission File Number:              0-18267

Noise Cancellation Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                              59-2501025
(State or other jurisdiction of                       (I.R.S. Employer or
incorporation organization)                           Identification No.)

1025 West Nursery Road, Suite 120,  Linthicum, MD.                 21090
(Address of principal executive offices)                          (Zip Code)

(410) 636-8700
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $.01 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $115.5 million as of March 23, 1998.

The number of shares outstanding of the Registrant's common stock is 132,938,948 as of March 23, 1998.

                            DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 29, 1998, are incorporated by reference into Part III of this Form 10-K.

                                           PART I


ITEM 1.  BUSINESS

A.    General Development of Business

      Noise Cancellation Technologies, Inc. ("NCT" or the "Company") designs, develops, licenses, produces and distributes electronic systems for Active Wave Management including systems that electronically reduce noise and vibration. The Company's systems are designed for integration into a wide range of products serving major markets in the transportation, manufacturing, commercial, consumer products and communications industries. The Company has begun commercial application of its technology through a number of product lines, with 70 products currently being sold, including NoiseBuster(R) communications headsets and NoiseBuster Extreme!(TM) consumer headsets, Gekko(TM) flat speakers, flat panel transducers ("FPT(TM)"), ClearSpeech(TM), microphones, speakers and other products, adaptive speech filters ("ASF"), the ProActive(TM) line of industrial/commercial active noise reduction ("ANR") headsets, an aviation headset for pilots, an industrial muffler or "silencer" for use with large vacuums and blowers, quieting headsets for patient use in magnetic resonance imaging ("MRI") machines, and an aircraft cabin quieting system.

   In early 1998, the Company introduced the GekkoTM flat speakers and the ClearSpeechTM corporate intranet telephone software (the "I-Phone") which the Company believes will have wide application in the audio and communications industries. As part of its product line expansion plans, the Company plans to introduce over 25 new products and associated accessories during the first six months of 1998.

   In keeping with the direction established in late 1994, during 1997 the Company continued the practice of marketing its technology through licensing to third parties for fees and subsequent royalties. During 1997, the Company entered into ten new technology license agreements. See G. "Strategic Alliances" and Note 3 - "Notes to Consolidated Financial Statements."

   In late 1995 the Company redefined its corporate mission to be the worldwide leader in the advancement and commercialization of Active Wave Management technology. Active Wave Management is the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality.

   As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of the Company's technologies build, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The revenues from these sources, if realized, will reduce the Company's dependence on engineering and development revenues. This progression is reflected in the revenue percentages discussed briefly below and more fully in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   From the Company's inception through December 31, 1997, approximately 23% of its operating revenues have come from the sale of products and 31% of its operating revenues have come from licensing of the Company's technology, while approximately 46% of its operating revenues have come from engineering and development services.

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

   Active Wave Management is the utilization of active noise control technology and certain other technologies which results in the electronic and mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality.

   NCT believes that it has a significant position in Active Wave Management technology, holding 256 patents and an extensive portfolio of know-how and other unpatented technology.

     The Company has entered into a number of strategic supply, manufacturing and marketing alliances with leading global companies to commercialize its technology. These strategic alliances historically have funded a majority of the Company's research and development, and provided the Company with reliable sources of components, manufacturing expertise and capacity, as well as extensive marketing and distribution capabilities. NCT has continuing relationships with Walker Manufacturing Company ("Walker") (a division of Tennessee Gas Pipeline Company, a wholly owned subsidiary of Tenneco, Inc.), AB Electrolux ("Electrolux"), Analog Devices, Inc. ("ADI"), Ultra Electronics Ltd. ("Ultra"), The Charles Stark Draper Laboratory, Inc. ("Draper"), Applied Acoustic Research, L.L.C. ("AAR"), Hoover Universal, Inc. ("Hoover") and New Transducers, Ltd. ("NXT"), among others, in order to penetrate major markets more rapidly and efficiently, while minimizing the Company's own capital expenditures.

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

   An important factor for the Company's continuing development is its ability to recruit and retain key personnel. As of February 28, 1998 the Company had 85 employees, including 47 engineers and technical staff. Among its engineering staff and consultants are several scientists and inventors that the Company believes are preeminent in the active noise and vibration control field worldwide.

   The Company was incorporated in Nevada on May 24, 1983. In April 1985, the Company moved its corporate domicile to Florida and assumed its present name, and in January 1987, following the assumption of control of the Company by the present management, it changed its state of incorporation to Delaware. NCT's executive offices, research and product development facility are located at 1025 West Nursery Road, Suite 120, Linthicum, Maryland 21090; telephone number (410) 636-8700. NCT maintains sales and marketing offices at 1 Dock Street, Suite 300, Stamford, Connecticut 06902; telephone number (203) 961-0500. The Company's European operations are conducted through its product development and marketing facility in Cambridge, England. NCT also maintains a marketing facility in Tokyo, Japan.

B.    Business Strategy

   The Company revised its strategy and redefined its mission during 1994 and 1995, expanding its technology development into areas outside of traditional active noise and vibration control in order to address markets having greater opportunities such as communications and audio. The acquisition of certain assets and all of the intellectual property of Active Noise and Vibration Technologies, Inc. ("ANVT") broadened the Company's portfolio of intellectual property and removed restrictions on the Company regarding licensing of the Chaplin Patents (see C. "Technology") to unaffiliated third parties. The Company can now license the Chaplin Patents directly to unaffiliated third parties, which provides the Company with a greater ability to earn technology licensing fees and royalties from such patents. Thus, while the Company continues to focus on products which the Company believes will generate near term revenue, it is increasing its emphasis on technology licensing fees and royalties. Further, the Company is working continuously to lower the cost of its products and improve their technological performance.

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

   In the mid-1970's, a major breakthrough took place with the application of adaptive filters to generate anti-noise. These filters allowed for the development of active control systems that could continuously adapt to changes in noise output both in the external world and from control components. A second breakthrough in the mid-1970's was made by Professor G.B.B. Chaplin. He recognized that many noise sources, particularly machines, exhibit "tonal" or
repetitive  noise.   Chaplin  further  recognized  that  the  predictability  of repetitive noise allows for creation of an accurate anti-noise signal and, therefore, more effective cancellation or attenuation.

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


                            [Graphic Omitted]


   Active Wave Management. Active Wave Management is the combination of active noise reduction technology and certain other technologies which results in the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality.

   Signal Enhancement. Active Wave Management technology also can be used to attenuate unwanted signals that enter into a communications network, as when background noise enters telecommunications or radio systems from a telephone receiver, or microphone. The Company has developed patented technology that will attenuate the background noise "in-wire", so that the signals carried by the communications network include less of the unwanted noise, allowing the speaker to be heard more clearly over the network. An application of this technology is in-wire attenuation of siren noise over two-way radio communications between emergency vehicles and dispatchers at hospitals and police or fire stations.

   Silicon Micromachined Microphone (SMM). In 1994, NCT purchased the exclusive rights to manufacture and commercialize a silicon micromachined microphone as a technically superior and less expensive alternative to currently available electret microphones. The SMM has potential applications not only in the audible range of frequencies, but in the ultrasonic range as well.

   Adaptive Speech Filter ("ASF"). The adaptive speech filter algorithm removes noise from voice transmissions. ASF parameters can be adjusted to optimize performance for a particular noise, or can be set to provide noise reduction across a wide range of noises. ASF applications include teleconferencing systems, cellular telephones and "airphones", telephone switches, echo cancellers, and communications systems in which background noise is predominant. ASF is currently available for use on three hardware platforms. The Company added an echo cancellation algorithm to its Windows-based ACM version of ASF and has begun testing.

   NCT Audio. The Company has expanded its flat panel transducer technology to include audio systems for the reproduction of speech and music. The Company is developing Top Down Surround SoundTM ("TDSS") for the automobile audio market, in both original equipment manufacturer ("OEM") and after-market versions. TDSS employs FPT(TM) to produce sound much closer to the listener's ear than conventional speakers. This placement and revolutionary technology allows for a "sweet space" listening experience as opposed to a conventional speaker system's "sweet spot" listening experience. The Company has also developed flat audio speaker products utilizing FPT(TM) technology for commercial and consumer use.

D.    NCT Proprietary Rights and Protection

   NCT holds a large number of patents and patent applications. The Company's intellectual property strategy has been to build upon its base of core technology patents with newer advanced technology patents developed by, purchased by or exclusively licensed to the Company. In many instances, the Company has incorporated the technology embodied in its core patents into patents covering specific product applications, including the products' design and packaging. The Company believes this building-block approach provides greater protection to the Company than relying solely on the original core patents. As its patent holdings increase, the Company believes the importance of its core patents will diminish from a competitive viewpoint.

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

   In 1994, the Company obtained a license for the exclusive rights to the silicon micromachined microphone technology developed by Draper in Cambridge, Massachusetts. At this time, two patents describing the basic technology have been issued and one is pending.

   In 1995 the Company acquired several U.S. patents dealing with ASF which is used in the Company's Clear Speech(TM) product line.

     In 1996 and 1997 the Company was granted 90 new patents in the field of Active Wave Management.

   The Company holds or has rights to 256 inventions as of December 31, 1997, including 96 United States patents and over 245 corresponding foreign patents. The Company has pending 177 US and foreign patent applications. NCT's engineers have made 122 invention disclosures for which the Company is in the process of preparing patent applications. The Company's presently owned patents have expiration dates which will occur during the years 1998 through 2015 with the majority occurring during or after 2009.

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

   The Company has been granted the following trademarks:

         Mark               Field of Use
      NCT logo              company logo
      NoiseBuster(R)        headsets
      NoiseEater(R)         HVAC systems

   The Company has also applied for 22 trademarks including:

         Mark                          Field of Use
      NoiseBuster Extreme!(TM)         headsets
      Variactive(TM)                   headsets
      FPT(TM)                          flat panel transducers
      ClearSpeech(TM)                  adaptive speech filter products
      Gekko(TM)                        flat audio speakers
      Sweet Space(TM)                  flat audio speakers
      Sound Gallery(TM)                flat audio speakers
      ProActive(TM)                    headsets
      Top Down Surround Sound(TM)      vehicular audio speakers

  No assurance can be given as to the range or degree of protection any trademark issued to, or licensed by, the Company will afford or that such trademarks or licenses will provide protection that has commercial significance or will provide competitive advantages for the Company's products. No assurance can be given that the Company's owned or licensed trademarks will afford protection against competitors with similar products or trademarks. No assurance exists that the Company's owned or licensed trademarks will not be challenged by third parties, invalidated, or rendered unenforceable. Furthermore, there can be no assurance that any pending trademark applications or applications filed in the future will result in the issuance of a trademark. The invalidation, abandonment or expiration of trademarks owned or licensed by the Company and believed by the Company to be commercially significant could permit increased competition, with potential adverse effects on the Company and its business prospects.

   The Company has conducted only limited trademark searches and no assurances can be given that trademarks do not exist or will not be issued in the future that would have an adverse effect on the Company's ability to market its products or maintain its competitive position with respect to its products. Substantial resources may be required to obtain and defend trademark rights of the Company.

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

   NoiseBuster Extreme!(TM). NCT is currently marketing its NoiseBuster Extreme!(TM) personal active noise reduction headphone for consumers at a suggested retail price of $69. This active headphone selectively reduces unwanted noise generated by aircraft engines, lawnmowers, street traffic, household appliances and other annoying noise sources, permitting the user to hear desired sounds, such as human conversation, warning signals or music. The NoiseBuster Extreme!(TM) is a lightweight, portable headphone wired to a small controller that can be clipped to the user's clothing or belt. The controller pack accepts two AAA batteries for a minimum of 100 hours continuous operation. The NoiseBuster Extreme!(TM) contains a port where the consumer can plug in personal audio devices such as a radio, tape player or compact disc player so the user can enjoy music while in a noisy setting. The product can also be used with an aircraft's in-flight entertainment system.

   The Company is marketing the NoiseBuster Extreme!TM through distribution channels, including electronics retail stores, specialty catalogues and directly through a toll-free "800" number. Initial product shipments of the original NoiseBuster(R) were made in September 1993. Product shipments of the NoiseBuster Extreme!(TM) began during the first quarter of 1997.

   The NoiseBuster Extreme!(TM) line is being expanded to include communications headsets for cellular, multimedia and telephony. The products will be the first ANR offerings for these applications and will improve speech intelligibility in the presence of background noise.
Product shipments began during the first quarter of 1998.

   NB-AVC. In August 1994, the Company began shipping an active noise reduction communications headset specifically designed for use by commercial aviation pilots. The product is FAA-TSO certified and sold by Telex as the Airman ANR. At
6.9 oz, one-third the weight of other active noise reduction headsets, the Airman ANR is the first ultra-lightweight, open-back headset of its kind developed for the general aviation market. A high-performance noise canceling electret microphone is connected to a flexible boom. The controller pack accepts four AA batteries for a minimum of 40 hours continuous operations and includes a belt clip.

   ProActive(TM) 1000/1500. In March 1995, the Company began shipping its ProActive(TM) 1000 headphones and ProActive(TM) 1500 communications headsets. These products are lightweight, open-back in style and can provide up to 20dB of active noise reduction between 30-1200Hz. When used in work settings dominated by low-frequency noise, these products improve comfort, reduce fatigue and improve concentration and productivity for the user. In the case of the ProActive(TM) 1500 two-way and mobile communications version, the clarity and intelligibility of communications is improved when the masking effect of background noise is reduced. These products are powered by a rechargeable NICAD battery designed for use during a 12-hour work day. The battery fits into a small, lightweight belt-pack that can be clipped onto the belt. The battery can be recharged overnight using NCT's personal charger which is included with the product.

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

   ProActive(TM) 3100/3600. In December 1995, the Company announced a behind-the-head version of its ProActive(TM) 3000 line for use with hard hats. This is the first implementation of active noise reduction earmuffs in a hard hat style and will address the needs of industries such as construction, utilities and others requiring both hearing protection and hard hats for workers. Product shipments commenced in the second quarter of 1996.

   NB-PCU. The Company is working with a leading manufacturer and supplier of aircraft cabin products on the integration of NCT's active noise control technology into in-flight passenger entertainment systems. As a component of the system, NCT has also developed a low-cost headset specifically for in-flight use to be used in conjunction with the integrated electronics. NCT's technology electronically reduces aircraft engine noise while enhancing the audibility of desired sounds like speech, music and warning signals. Lowering the engine drone can help alleviate the anxiety and fatigue often associated with flying. While the system is in use, passengers inside an aircraft cabin can carry on conversations at a comfortable level or hear in-flight movies and music without over amplification and distortion. Installation of this product in commercial airliners commenced during the fourth quarter of 1997.


      NCT Communications

   Adaptive Speech Filter ("ASF"). ASF removes background noise from voice and data transmission and recognition. Available in real-time double precision fixed-point DSP, floating-point DSP, and Windows 95/Windows NT ACM driver versions, ASF can be used as a pre-processor for voice and data compression algorithms, and also contributes to improved voice and data recognition. Additional uses include teleconferencing systems, cellular and airphones, telephone switches, echo cancellers and communications systems in which background noise is predominant.

      ClearSpeech(TM). NCT has introduced its ClearSpeech(TM) line of digital communications accessories. These products employ the NCT patented ASF technology to cancel background noise from either transmitted or received speech. These products can be used with hands-free cellular phone cradles, two-way radios, AM/FM radios, SMR networks and speaker phones. Users will benefit from clearer, more intelligible conversations, free of background noise and other transmission interference.

   Gekko(TM) Flat Speaker. In January, 1998, the Company introduced the Gekko(TM) Flat Speaker product line for home theater and home audio. Gekko(TM) Flat Speakers feature the Company's FPT(TM) patented audio technology which evenly disperses high-quality sound and a unique, slim design for wall mounting as picture frames with quality artwork. The Gekko(TM) Flat Speaker received the Best of Showcase Honoree award in the home theater category from Innovations '98 at the 1998 International Winter Consumer Electronics Show in Las Vegas in January, 1998. Initial product shipments are expected to commence in the second quarter 1998.

     Revenues

      Product Revenues

   The following table sets forth the percentage contribution of the separate classes of the Company's products to the Company's product revenues for the year ended December 31, 1997.

                            (000's)       As a %
             Products        Amount     of Total
             --------       -------     --------
         Hearing Products    $1,652        96.0%
         Communications          27         1.6%
         Other                   41         2.4%
                            --------   ----------
               Total         $1,720       100.0%
                            ========   ==========

      Technology Licensing Fees

   The following table sets forth the percentage contribution of the separate classes of the Company's technology to the Company's technology licensing and royalty revenue for the year ended December 31, 1997.

                           (000's)        As a %
          Technology        Amount      of Total
          ----------       -------      --------
        Audio               $3,000         82.6%
        Communications         345          9.5%
        Microphones            200          5.6%
        Other                   85          2.3%
                           -------      --------
             Total          $3,630        100.0%
                           =======      ========


F.  Products Under Development

     NCT Hearing Products

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

     NCT Communications

   ClearSpeech(TM) Product Line. There are several additional communications products under development. Design improvements are being made to the current ClearSpeech(TM) product line to improve market penetration. NCT is exploring relationships with chip manufacturers to develop custom integrated circuits for the ASF technology to reduce the cost of the ClearSpeech(TM) product line as well as for use as a new product.

     NCT Microphones

   Silicon Micromachined Microphone ("SMM"). In 1994, NCT obtained a license to the exclusive rights to manufacture and commercialize a silicon micromachined microphone. A small, compact, surface-mountable silicon actuator, the SMM provides customers with improved and adjustable sensitivity, a low noise floor and resistance to environmental extremes. The ability to integrate additional circuitry on the SMM chip has also proven attractive to potential users. The SMM's low noise floor and adjustable sensitivity improve voice recognition in high ambient noise environments. NCT is working with voice processing and computer hardware companies to utilize the SMM to enhance the performance of their systems. In the first quarter of 1996, NCT released initial prototypes of the devices. In December, 1997, the Company announced that Siemens
Semiconductors of Siemens AG ("Siemens") had licensed the Company's SMM technology and that Siemens would develop, manufacture and market the SMM. Samples are expected to be available in the fourth quarter 1998. Initial production is scheduled to commence in the first quarter 1999.

     NCT Audio

   Top Down Surround Sound(TM). TDSS is a novel automobile audio speaker system developed by the Company. Initial demonstrations and listener tests have indicated a high degree of enthusiasm for the "sweet space" which TDSS generates. The Company has established a joint venture, OnActive, with AAR and Hoover for the automobile audio speaker market.

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

   In March 1995, the Company entered into an agreement with QuietPower Systems, Inc., ("QSI") (see Item 13. "Certain Relationships and Related Transactions" and
Note 8 - "Notes to the Consolidated Financial Statements") by which QSI received the exclusive rights to market, sell and distribute transformer quieting products and gas turbine quieting products in the utility industry. Under the agreement QSI funds development of the systems. The agreement generally provides that the Company manufactures the products and receives a royalty of 6% from QSI on the sales of the products.

G. Strategic Alliances

   The Company's transition from a concern primarily engaged in research and development to one engaged in the licensing production, marketing and sale of Active Wave Management systems has been facilitated by the establishment and maintenance of strategic alliances with major domestic and international business concerns. In exchange for the benefits to such concerns' own products offered by the Company's technology, these alliances under the terms of their joint venture agreements or licenses provide marketing, distribution and manufacturing capabilities for the Company's products and enable the Company to limit the expense of its own research and development activities. In order to ensure dependable sources of supply and to maintain quality control and cost effectiveness for components and integrated circuits incorporated in the Company's systems, an important element of the Company's strategy has been to identify and enter into alliances with integrated circuit manufacturers that will develop and produce custom-made chips for NCT product applications, and with manufacturers of components that will supply and integrate components for NCT systems. The following is a summary of the Company's key alliances:

---------------------------------------------------------------------
                                 Date Initial
                                 Relationship
   Key Strategic Alliances       Established        Applications
------------------------------- --------------- ---------------------

Walker Manufacturing Company      Nov. 1989     Mufflers,
(a division of Tennessee Gas                    Industrial
Pipeline Company)                               Silencers and Other
                                                Vehicular
                                                Applications

AB Electrolux                     Oct. 1990     Consumer Appliances



Ultra Electronics, Ltd.           June 1991     Aircraft Cabin
                                                Quieting Systems

Analog Devices, Inc.              June 1992     Integrated Circuits
                                                and Related Products

The Charles Stark Draper          July 1994     Microphones
Laboratory, Inc.

Applied Acoustic Research,        Aug. 1995     TDSS
L.L.C.

Hoover Universal, Inc.             May 1996     TDSS
(a wholly owned subsidiary of
Johnson Controls, Inc.)

New Transducers Ltd.              Mar. 1997     FPT(TM)

Oki Electronic Industry Co.       Oct. 1997     Communications
Ltd.

Siemens AG                        Dec. 1997     Microphones

VLSI Technology, Inc.             Feb. 1998     Communications
---------------------------------------------------------------------


     Walker Manufacturing Company (a division of Tennessee Gas Pipeline Company) (U.S.) Walker Electronic Mufflers, Inc. (A wholly owned subsidiary of Tennessee Gas Pipeline Company) (U.S.)

   In November 1989, NCT signed its strategic alliance with Walker, a world-leading manufacturer of automotive parts and mufflers. The alliance consisted of a Joint Venture and Partnership Agreement with ownership in the resulting joint venture WNCT shared equally between NCT Muffler, Inc. and Walker Electronic Mufflers, Inc. ("WEM"), a wholly owned subsidiary of Tennessee Gas Pipeline Company. On November 15, 1995, the Company and Walker executed a series of related agreements (the "Restructuring Agreements") that provided for, among other matters, the transfer of the Company's 50% interest in WNCT to Walker, the transfer to Walker of certain Company owned tangible assets related to the business of WNCT and the expansion of certain existing technology licenses. WNCT is currently producing and selling industrial silencers on which the Company receives a royalty.

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

      Applied Acoustic Research, L.L.C, (U.S.)

   In December, 1995, NCT and AAR of State College, Pennsylvania formed a joint venture, OnActive Technologies, L.L.C. ("OAT"), to commercialize advanced audio applications, such as FPTTM and TDSS, into total audio systems and solutions for the ground based vehicle market. Both partners, who initially owned equal shares of the joint venture, have licensed their proprietary technology to the joint venture.

   In May, 1996, Hoover Universal, Inc., a wholly owned subsidiary of Johnson Controls, Inc. ("JCI") acquired a 15% equity interest in OAT for $1.5 million and acquired rights to certain of the Company's and AAR's related patents for a total of $1.5 million, half of which was paid to the Company and half of which was paid to AAR.

      New Transducers Ltd (UK).

   New Transducers Ltd.(NXT), a wholly owned subsidiary of Verity Group PLC ("Verity") and the Company executed a cross licensing agreement (the "Cross License") on March 28, 1997. Under terms of the Cross License, the Company licensed patents and patents pending which relate to FPT technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to the Company. In consideration of the license, during the first quarter 1997, NCT recorded a $3.0 million license fee from NXT and the Company will receive royalties on future NXT licensing and product revenue. On April 15, 1997, Verity, NXT and the Company executed several agreements and other documents (the "New Agreements") terminating the Cross License, and certain related agreements and replacing them with a new cross license (the "New Cross License"), and new related agreements. The material changes effected by the New Agreements included the inclusion of Verity as a party along with its wholly owned subsidiary NXT; providing that the license fee payable to NCT could be paid in ordinary shares of Verity stock. The subject license fee was paid to the Company in ordinary shares of Verity stock which were subsequently sold by the Company. On September 27, 1997, Verity, NXT, NCT Audio Products, Inc. ("NCT Audio") and the Company executed several agreements and other documents, terminating the New Cross License and a related security deed and replacing them with new agreements (respectively, the "Cross License Agreement dated September 27, 1997" and the "Master License Agreement"). The material changes effected by the most recent agreements included an expansion of the fields of use applicable to the exclusive licenses granted to Verity and NXT and an increase in the royalties payable on future licensing and product revenues.

      Oki Electronic Industry Co., Ltd. (`Oki")

   In October, 1997, the Company and Oki executed a license agreement. Under the terms of the agreement which included an up-front license fee and future per unit royalties, Oki licensed the Company's ClearSpeech(TM) noise cancellation algorithm for integration onto large-scale integrated circuits for communications applications. The Company has granted Oki the right to manufacture, use and sell products incorporating the algorithm. The algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications.

      Siemens Semiconductors, Siemens AG ("Siemens")

   In December, 1997, the Company and Siemens executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Siemens licensed the Company's SSM and will develop, manufacture and market such microphones as surface mountable devices. The SMM technology delivers microphone technology on a silicon chip, a breakthrough in the microphone marketplace. Siemens and the Company have targeted the SMM to the multimedia, cellular phone, wireless phone, voice recognition and other related markets. The SMM's small chip dimensions of only 3 mm on each side make it useful for packaging into products with tight size constraints, such as noise cancelling ear plugs and hearing aids.

      VLSI Technology, Inc. ("VLSI")

   In February, 1998, the Company and VLSI executed a license agreement. Under the terms of the agreement, which included up-front development fees and future per unit royalties, VLSI licensed the Company's ClearSpeech(TM) noise cancellation and echo cancellation algorithms for use with VLSI's current and future integrated circuits targeted to the digital cellular and PCS phone market, as well as emerging computer telephony markets. The noise cancellation algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications. The echo cancellation algorithm cancels acoustical echo for hands-free telephony operations including cellular and speaker phones.

H.    Marketing and Sales

   In addition to marketing its Active Wave Management technology and systems through its strategic alliances as described above, the Company has an internal sales and marketing force of seventeen people, its executive officers and directors, and eight independent sales representatives. The independent sales representatives may earn commissions of generally up to 6% of revenues generated from sales of NCT products to customers introduced to NCT by them, and up to 5% of research and development funding revenues provided by such customers. During 1997 and through February 1998, the Company expanded its internal sales and marketing force by nine, from eight to seventeen professionals and will continue to expand its internal sales force on a limited basis as the need dictates.

   Note 12 - "Notes to the Consolidated Financial Statements" sets forth financial information relating to foreign and domestic operations and sales for the years ended December 31, 1997, 1996 and 1995.

   The Company does not have a significant foreign exchange transaction risk because the majority of its non-U.S. revenue is in U.S. dollars. The remaining revenue is in British pounds sterling and the Company's underlying cost is also in pounds sterling creating a natural foreign exchange protection.

I.    Concentrations of Credit Risk

   The Company sells its products and services to original equipment manufacturers, distributors and end users in various industries worldwide. As shown below, the Company's five largest customers accounted for approximately 71% of revenues during 1997 and 59% of gross accounts receivable at December 31, 1997. The Company does not require collateral or other security to support customer receivables.

                                        (in thousands of dollars)
                                         As of December 31, 1997,
                                       and for the year then ended
                                     ---------------------------------
                                      Accounts
             CUSTOMER                Receivable            Revenue
  --------------------------------   ------------       --------------
  Verity Group.plc                          $---               $3,000
  Telex Communications, Inc.                 ---                  391
  The Sharper Image                           53                  236
  Brookstone                                  60                  228
  Siemens AG                                 200                  200
  All Other                                  217                1,663
                                     ------------       --------------
                            Total           $530               $5,718
                                     ============       ==============

     The Company regularly assesses the realizability of its accounts receivable and performs a detailed analysis of its aged accounts receivable. When quantifying the realizability of accounts receivable, the Company takes into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness.

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company considers all money market accounts and investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company primarily holds its cash and cash equivalents in two banks and commercial paper. Deposits in excess of federally insured limits were $12.4 million at December 31, 1997.

J.  Competition

   The Company is aware of a number of direct competitors in the field of Active Wave Management. Indirect competition also exists in the field of passive sound and vibration attenuation. The Company's principal competitors in active control systems include Andrea Electronics Corporation, Bose Corporation, Digisonix (a division of Nelson Industries, Inc.), Group Lotus PLC and Lotus Cars Limited, Lord Corporation, Matsushita Electric Industrial Co., Ltd., Sennheiser Electronic Corp. and Sony Corporation, among others. The Company's principal competitors in other fields of Active Wave Management include IBM Corporation, Lucent Technologies, Inc. and Texas Instruments, Incorporated. To the Company's knowledge, each of such entities is pursuing its own technology in active control systems, either on its own or in collaboration with others, and has recently commenced attempts to commercially exploit such technology. NCT also believes that a number of other large companies, such as the major domestic and foreign communications, computer, automobile and appliance manufacturers, and aircraft parts suppliers and manufacturers, have research and development efforts underway in Active Wave Management and active noise and vibration control. Many of these companies, as well as the Company's potential competitors in the passive sound and vibration attenuation field and other entities which could enter the active noise and vibration attenuation field and other fields of Active Wave Management as the industry develops, are well established and have substantially greater management, technical, financial, marketing and product development resources than the Company.

K.  Government Contracts

   The Company has acted as a government subcontractor in connection with its performance of certain engineering and development services. No such contracts were in effect during 1997. Government contracts provide for their cancellation at the government's sole discretion, in which event the contractor or subcontractor may recover its actual costs up to the date of cancellation, plus a specified profit percentage. Governmental expenditures for defense are subject to the political process and to rapidly changing world events, either or both of which may result in significant reductions in such expenditures in the proximate future. Government contracts are not viewed as a significant part of the Company's business.

L.  Research and Development

     Company-sponsored   research  and  development   expenses  aggregated  $6.2
million, $7.0 million and $4.8 million for the fiscal years ended December 31, 1997, 1996 and 1995, respectively.




M.  Environmental Regulation Compliance

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

N.  Employees

   The Company had 85 employees on February 28, 1998. None of such employees is represented by a labor union. The Company considers its relationships with employees to be satisfactory.


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

ITEM 3.  LEGAL PROCEEDINGS

   On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. The suit requests the Court to award judgment in favor of Mr. Valerio as follows: (i) establish and declare that a proposed independent sales representation agreement submitted to Mr. Valerio by the Company and signed by Mr. Valerio but not executed by the Company was made and entered into between Mr. Valerio and the Company on June 30, 1992; (ii) declare that the Company is guilty of breach of contract and that the purported agreement was terminated by unilateral and illegitimate withdrawal by the company; (iii) order the Company to pay Mr. Valerio $30,000 for certain amounts alleged to be owing to Mr. Valerio by the Company; (iv) order the Company to pay commissions to which Mr. Valerio would have been entitled if the Company had followed up on certain alleged contacts made by Mr. Valerio for an amount to be assessed by technicians and accountants from the Court Advisory Service; (v) order the Company to pay damages for the harm and losses sustained by Mr. Valerio in terms of loss of earnings and failure to receive due payment in an amount such as shall be determined following preliminary investigations and the assessment to be made by experts and accountants from the Court Advisory Service and in any event no less than 3 billion Lire ($18.9 million); and (vi) order the Company to pay damages for the harm done to Mr. Valerio's image for an amount such as the judge shall deem equitable and in case for no less than 500 million Lire ($3.1 million). The Company retained an Italian law firm as special litigation counsel to the Company in its defense of this suit. On March 6, 1996, the Company, through its Italian counsel, filed a brief of reply with the Tribunal of Milan setting forth the Company's position that: (i) the Civil Tribunal of Milan is not the proper venue for the suit, (ii) Mr. Valerio's claim is groundless since the parties never entered into an agreement, and (iii) because Mr. Valerio is not enrolled in the official Register of Agents, under applicable Italian law Mr. Valerio is not entitled to any compensation for his alleged activities. A preliminary hearing before the Tribunal was held on May 30, 1996, certain pretrial discovery has been completed and a hearing before a Discovery Judge was held on October 17, 1996. Submissions of the parties final pleadings were to be made in connection with the next hearing which was scheduled for April 3, 1997. On April 3, 1997, the Discovery Judge postponed this hearing to May 19, 1998, due to reorganization of all proceedings pending before the Tribunal of Milan. Management is of the opinion that the lawsuit is without merit and will contest it vigorously. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a severe material effect on quarterly or annual operating results.

     On September 16, 1997, Ally Capital Corporation ("Ally") filed suit against the Company, John J. McCloy II, Michael J. Parrella, Jay M. Haft and Alistair J. Keith in the United States District Court for the District of Connecticut (the "District Court"). The complaint was not served on the Company until January 15, 1998, and has yet to be served on the individual defendants. The individual defendants are current and former officers and directors of the Company. The complaint alleges three (3) causes of action arising out of an agreement (the "Asset Purchase Agreement") which the Company entered into with another entity known as Active Noise and Vibration Technologies, Inc. ("ANVT") whereby the Company agreed to acquire ANVT's patented and unpatented intellectual property, the rights and obligations under a defined list of agreements between ANVT and twenty-one (21) other parties (the "Listed Parties") relating to existing or potential joint ventures, licensing and other business relationships, and certain items of office and laboratory equipment. For these assets, the Company paid ANVT two hundred thousand ($200,000.00) dollars and issued ANVT two million (2,000,000) shares of the Company's common stock. The Asset Purchase Agreement also provided ANVT with the right to certain contingent payments, to the extent the Company generated certain levels of revenue from joint venture, licensing or other contractual relationships with any of the Listed Parties. Plaintiff Ally is an unsecured creditor of ANVT and is not a party to the Asset Purchase Agreement; however, Ally asserts an interest to part of the consideration paid ANVT by virtue of an escrow agreement between ANVT and the escrow agent for the benefit of ANVT's secured and unsecured creditors. Ally purports to allege claims of fraud, negligent misrepresentation and a claim under the Connecticut Unfair Trade Practice Act based upon purported representations made to ANVT, not Ally. Thus, it is alleged that the Company isrepresented to ANVT the Company's financial condition, the number of shares it could issue and the value of the contingent payment rights under the Asset Purchase Agreement. In connection with the claims, Ally seeks compensatory damages in excess of one million two hundred thousand ($1,200,000.00) dollars, punitive damages and attorney fees. On March 4, 1998, the Company served its motion to dismiss the complaint pursuant to Federal Rule of Civil Procedure 12. The basis for the motion include: that the summons and complaint were not served for more than one hundred twenty (120) days after the complaint was filed, in violation of Federal Rule of Civil Procedure 4; that Ally lacks standing to bring its claims as they are based on purported representations made by the Company to ANVT, not Ally; that the claims are legally insufficient under Connecticut law; and that plaintiff has failed to join necessary parties, ANVT and the escrow agent. On March 16, 1998, Ally filed a notice of voluntary dismissal as to the individual defendants, Messrs. McCloy, Parrella, Haft and Keith. As no discovery has taken place, the Company is unable to assess the likelihood of an adverse result. Management, however, believes it has meritorious defenses and intends a vigorous defense of this lawsuit. However, in the event this lawsuit does result in a substantial final judgment against the Company, said judgment could have a severe material effect on quarterly or annual operating results.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                          PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is currently traded on the NASDAQ National Market System under the symbol "NCTI". High and low last sale information for 1997 and 1996 for the Common Stock for specified quarterly periods is set forth below:

                          1997                   1996
                    ----------------    --------------------
                     HIGH       LOW       HIGH          LOW
      1st Quarter    29/32      3/8        7/8         17/32
      2nd Quarter    15/32     7/32      1 5/32        21/32
      3rd Quarter    1 1/8     7/32       15/16         5/8
      4th Quarter   2 1/32     9/16       11/16        11/32


(b) At December 31, 1997, there were approximately 4,500 record holders of the Company's Common Stock.

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

(d) See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a description of the Company's sales of unregistered securities during the year ended December 31, 1997.


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

                                  (In Thousands of Dollars and Shares)
                                        Years Ended December 31,
                          ------------------------------------------------------
                             1993       1994       1995      1996       1997
                          ------------------------------------------------------
STATEMENTS OF OPERATIONS
DATA:
REVENUES
 Product Sales            $1,728      $2,337     $1,589    $1,379     $1,720
 Engineering and           3,598       4,335      2,297       547        368
development services
 Technology licensing
fees and other                60         452      6,580     1,238      3.630
                              --         ---      -----     -----      -----
      Total revenues
                          $5,386      $7,124    $10,466    $3,164     $5,718
                          ------      ------    -------    ------     ------
COSTS AND EXPENSES:
 Cost of sales            $1,309      $4,073     $1,579   $ 1,586     $2,271
 Cost of engineering and   2,803       4,193      2,340       250        316
development services
 Selling, general and      7,231       9,281      5,416     4,890      5,217
administrative
 Research and development  7,963       9,522      4,776     6,974      6,235
 Interest (income)
expense, net                (311)      (580)        (49)       17      1,397 (4)
 Equity in net (income)    3,582(1)    1,824        (80)       80         --
loss of unconsolidated
affiliates
 Other expense, net
                             ---         718        552       192        130
                             ---         ---        ---       ---        ---
      Total costs and
expenses                 $22,577     $29,031    $14,534  $ 13,989    $15,566
                         -------     -------    -------   -------    -------
 Net loss
                        $(17,191)(1)$(21,907)   $(4,068) $(10,825)   $(9,848)
Less:
 Preferred stock
   dividend requirement        -           -         -         -      1,623
 Accretion of difference
   between carrying
   amount and redemption
   amount of redeemable
   preferred stock             -           -         -         -        285
                          ------    --------   -------  --------   --------
Net (loss) attributable
   to common
   stockholders         $(17,191)(1)$(21,907)  $(4,068) $(10,825)  $(11,756)
                         =======    ========   =======  ========   ========
Weighted average number
   of common shares
   outstanding(2)- basic
   and diluted            70,416      87,921   101,191   124,101     82,906
                        ==========    =======  =======   =======     ======
Basic and Diluted Net
   loss per share       $  (0.24)(1)  $(0.26)  $ (0.05)  $ (0.11)    $ (.09)
                        ==========    =======  =======   =======     ======



                                              December 31,
                          ------------------------------------------------------
                             1993       1994       1995      1996       1997
                          ------------------------------------------------------
BALANCE SHEET DATA:
 Total assets                $29,541    $12,371     $9,583    $5,881    $17,361

 Total liabilities             6,301      6,903      2,699     3,271      2,984
 Long-term debt                  ---        ---        105        --         --
 Accumulated deficit         (46,873)   (68,780)   (72,848)  (83,673)   (93,520)
 Stockholders equity(3)       23,239      5,468      6,884     2,610     14,377
 Working capital
(deficiency)                  19,990        923      1,734    (1,312)    11,696


(1)In connection with the sale of Common Stock to Tenneco Automotive in December 1993, the Company recognized its share of cumulative losses not previously recorded with respect to its joint venture with Walker amounting to approximately $3.6 million.

(2)Does not include shares issuable upon the exercise of outstanding stock options, warrants and convertible Preferred Stock, since their effect would be antidilutive.

(3) The Company has never declared nor paid cash dividends on its Common Stock.

(4) Includes interest expenses of approximately $1.4 million relating to the beneficial conversion feature on convertible debt issued in 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      Forward Looking Statements

   Statements in this filing which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

   Important factors that could cause actual results to differ materially include but are not limited to the Company's ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems for Active Wave Management; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenues to sustain the Company's current level of operation; timely introduce new products; continue its current level of operations to support the fees associated with the Company's patent portfolio; maintain satisfactory relations with its five customers that accounted for 71% of the Company's revenues in 1997; attract and retain key personnel; prevent invalidation, abandonment or expiration of patents owned or licensed by the Company and expand its patent holdings to diminish reliance on core patents; have its products utilized beyond noise attenuation and control; maintain and expand its strategic alliances; and protect Company know-how, inventions and other secret or unprotected intellectual property.

      Overview

   The Company is continuing the transition initiated in 1995 from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties and product sales. Prior to 1995, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Revenues from product sales were limited to sales of specialty products and prototypes. In 1997, the Company received approximately 6% of its operating revenues from engineering and development funding, compared with 17% in 1996. Since 1991, revenues from product sales have generally been increasing, although in 1996 product sales declined slightly due to delays in production and reduced pricing of certain products. In 1997, revenues from product sales resumed its year-to year increase. Management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

   As a result of the 1994 acquisition of certain ANVT assets, the Company became the exclusive licensee of ten seminal patents, the Chaplin Patents, through its wholly owned subsidiary, CPH. The Company's ability to license the Chaplin Patents directly to unaffiliated third parties provides the Company with a greater ability to earn technology licensing fees and royalties from such patents. Further, the Company believes that its intellectual property portfolio prevents other competitors and potential competitors in the field of Active Wave Management from participating in certain commercial areas without licenses from the Company.

     Subsequent paragraphs in this "Overview"), Note 1 to the accompanying Consolidated Financial Statements and the "Liquidity and Capital Resources" section which follows describe the current status of the Company's available cash balances.

     As  previously   disclosed,   the  Company   implemented   changes  in  its
organization and focus in late 1994. Additionally, in late 1995 the Company redefined its corporate mission to be the worldwide leader in the advancement and commercialization of Active Wave Management technology. Active Wave Management is the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality. This redefinition is the result of the development of new technologies, as previously noted, such as ASF, TDSS, FPT(TM), and the SMM, which the Company believes can produce products for fields beyond noise and vibration reduction and control. These technologies and products are consistent with shifting the Company's focus to technology licensing and product marketing in more innovative industries having greater potential for near term revenue generation. The redefinition of corporate mission is reflected in the revised business plan which the Company began to implement during the first quarter of 1996 and has continued through 1997.

  As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of the Company's technologies build as anticipated by management, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The funding from these sources, if realized, will reduce the Company's dependence on engineering and development funding. The beginning of this process is shown in the shifting percentages of operating revenue, discussed below.

   In January 1996, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1997. The Company did not meet the plan's revenue targets for 1996 or 1997 and as noted below, found it necessary to raise additional capital to fund it's operations for 1997 and beyond (refer to "Liquidity and Capital Resources" below and to Notes 1 and 6 - "Notes to the Consolidated Financial Statements.").

   Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's success. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues.

   From the Company's inception through December 31, 1997, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 23% product sales, 46% engineering and development services and 31% technology licensing fees.

   The Company has entered into a number of alliances and strategic relationships with established firms for the integration of its technology into products. The speed with which the Company can achieve the commercialization of its technology depends in large part upon the time taken by these firms and their customers for product testing, and their assessment of how best to
integrate  the  Company's   technology   into  their  products  and  into  their
manufacturing operations. While the Company works with these firms on product testing and integration, it is not always able to influence how quickly this process can be completed.

   The Company began shipping ProActive(TM) headsets in 1995 and continues to sell NoiseBuster Extreme!(TM) consumer headsets. The Company is now selling products through three of its alliances: Walker is manufacturing and selling industrial silencers; Siemens is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; and in the fourth quarter of 1994 Ultra began installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft. Management believes these developments and those previously disclosed help demonstrate the range of commercial potential for the Company's technology and will contribute to the Company's transition from engineering and development to technology licensing fees, royalties and product sales.

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

   The Company has continued to make substantial investments in its technology and intellectual property and has incurred development costs for engineering prototypes, pre-production models and field testing of several products. During 1994, the Company acquired a license to two patents in the field of micro-machined microphones and concluded the acquisition of all of the patents, know-how and intellectual property of a former competitor, ANVT. During 1995 the Company acquired several U.S. patents dealing with adaptive speech filtering which is used in the Company's ClearSpeech(TM) product line. In 1996 and 1997 the Company was granted 90 new patents for various applications in the field of Active Wave Management. Management believes that the Company's investment in its technology has resulted in the expansion of its intellectual property portfolio and improvement in the functionality, speed and cost of components and products.

   The Company has become certified under the International Standards Organization product quality program known as "ISO 9000", and has successfully undergone two quality audits. Since the third quarter of 1994, the Company has reduced its worldwide work force by 51% from 173 to 85 current employees as of February 28, 1998.

   Because the Company did not meet its revenue targets for 1996 and 1997, it entered into certain transactions, which provided additional funding as follows:

     Between January 15, 1997 and March 25, 1997, the Company issued and sold an aggregate amount of $3.4 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement pursuant to Regulation S of the Securities Act of 1933, as amended, (the "Securities Act") to five unrelated investors (the "Investors") through multiple dealers (the "First Quarter 1997 Financing") from which the Company realized $3.2 million of net proceeds. The Debentures were to mature between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, had the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price was the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also had the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. As of June 6, 1997, the Investors had converted all $3.4 million of the Debentures into 16.3 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock. In conjunction with the Debentures, the Company granted a warrant to purchase 75,000 shares of common stock to one investor. During the year ended December 31, 1997, the Company valued this warrant, using the Black-Scholes pricing model, at which $34,000 which was expensed as debt discount. The Company has recorded a $1.4 million non-cash interest expense attributable to the conversions of the Debentures in the first and second quarter of 1997 as an adjustment during the fourth quarter of 1997. If the shares were issued in lieu of debt at the respective issuance dates of the debt, supplementary basic and diluted net loss per share for the year ended December 31, 1997 would have been a loss of $0.08 per share.

   On July 30, 1997, in a private placement pursuant to Section 4(2) of the Act, the Company sold 2.9 million shares, in the aggregate, of its common stock at a price of $0.175 per share that provided net proceeds to the Company of $0.5 million (the "July 30, 1997 Private Placement").

     On September 4, 1997, the Company transferred $5,000 cash and all of the business and assets of its Audio Products Division as then conducted by the Company and as reflected on the business books and records of the Company to a newly incorporated company, NCT Audio, in consideration for 5,867 shares of NCT Audio common stock whereupon NCT Audio became a wholly owned subsidiary of the Company. The Company also granted NCT Audio an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to FPT(TM) and FPT(TM) based audio speaker products for all markets for such products excluding (a) markets licensed to or reserved by Verity and NXT under the Company's cross licensing agreements with Verity and NXT, (b) the ground based vehicle market licensed to OAT, (c) all markets for hearing aids and other hearing enhancing or assisting devices, and (d) all markets for headsets, headphones and other products performing functions substantially the same as those performed by such products in consideration for a license fee of $3.0 million to be paid when proceeds are available from the sale of NCT Audio common stock and on-going future royalties payable by NCT Audio to the Company as provided in such license agreement. In addition, the Company agreed to transfer all of its rights and obligations under its cross licensing agreements with Verity and NXT to NCT Audio and to transfer the Company's interest in OAT to NCT Audio. Between October 10, 1997 and December 4, 1997 NCT Audio issued 2,145 shares of its common stock (including 533 shares issued to Verity) for an aggregate purchase price of $4.0 million in a private placement pursuant to Regulation D under the Securities Act (the "NCT Audio Financing"). NCT Audio has not met certain conditions regarding the filing of a registration statement for NCT Audio common stock. As such, holders of NCT Audio common stock have a right to convert their NCT Audio common stock into a sufficient number of restricted shares of NCT common stock to equal their original cash investment in NCT Audio, plus a 20% discount to market. As of February 27, 1998, no NCT Audio shareholder has exercised their right to convert NCT Audio common stock into NCT common stock under the terms noted above.

     Between October 28, 1997 and December 11, 1997, the Company entered into a series of subscription agreements (the "Subscription Agreements") to sell an aggregate amount of $13.3 million of Series C Convertible Preferred Stock (the "Preferred Stock") in a private placement, pursuant to Regulation D of the Securities Act, to 32 unrelated accredited investors through two dealers (the "1997 Preferred Stock Private Placement"). The total Preferred Stock offering was completed on December 11, 1997. The aggregate net proceeds to the Company of the 1997 Preferred Stock Private Placement were $11.9 million. Each share of the Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Preferred Stock is convertible into fully paid and nonassessable shares of the Company's Common Stock subject to certain limitations. Under the terms of the Subscription Agreements the Company was required to exercise its best efforts to file a registration statement
("Registration Statement") on Form S-3 covering the resale of all shares of Common Stock of the Company issuable upon conversion of the Preferred Stock then outstanding within sixty (60) days after the first Closing of the 1997 Preferred Stock Private Placement. Such Registration Statement was filed with the SEC on December 29, 1997. The shares of Preferred Stock become convertible into shares of Common Stock at any time commencing after the earlier of (i) the effective date of the Registration Statement; or ii) ninety (90) days after the date of filing of the Registration Statement. Each share of Preferred Stock is convertible into a number of shares of Common Stock of the Company as determined in accordance with the following formula (the "Conversion Formula"):

                                     [(.04) x (N/365) x (1,000)] + 1,000
                                               Conversion Price

      where

            N = the number of days between (i) the Closing Date of the Series C Convertible Preferred Stock being converted, and (ii) the Conversion Date thereof.

            Conversion
            Price = the lesser of (x) 120% of the five (5) day average Closing Bid Price of Common Stock immediately prior to the Closing Date of the Series C Convertible Preferred Stock being converted or (y) 20% below the five (5) day average Closing Bid Price of Common Stock immediately prior to the Conversion Date thereof.

            Closing
            Date        =  the  date  of  the   Closing  as  set  forth  in  the
                        subscription   agreement  pertaining  to  the  Series  C
                        Convertible Preferred Stock being converted.


   The conversion terms of the Preferred Stock also provide that in no event shall the average closing bid price referred to in the Conversion Formula be less than $0.625 per share and in no event shall the Company be obligated to issue more than 26.0 million shares of its Common Stock in the aggregate in connection with the conversion of the Preferred Stock. Under the terms of the Subscription Agreements the Company may be subject to a penalty if the Registration Statement is not declared effective within one hundred twenty (120) days after the first closing of any incremental portion of the offering of Preferred Stock, such penalty to be in an amount equal to one and one half percent (1.5%) per month of the aggregate amount of Preferred Stock sold in the offering up to a maximum of ten percent (10%) of such aggregate amount. The Subscription Agreements also provide that for a period commencing on the date of the signing of the Subscription Agreements and ending ninety (90) days after the closing of the offering the Company will be prohibited from issuing any debt or equity securities other than Preferred Stock, and that the Corporation will be required to make certain payments in the event of its failure to effect conversion in a timely manner or in the event it fails to reserve sufficient authorized but unissued Common Stock for issuance upon conversion of the Preferred Stock.

     Cash and cash equivalents amounted to $12.6 million at December 31, 1997. Management believes that currently available funds may not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees, royalties and product sales and engineering development revenue. Reducing operating expenses and capital expenditure alone may not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain. In the event that technology licensing fees, royalties and product sales, and engineering and development revenue are not realized as planned, then management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

     There can be no assurance that funding will be provided by technology license fees, royalties and product sales and engineering and development revenue. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1997 about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


     Results of Operations

Year ended December 31, 1997 compared with year ended December 31, 1996.

   Total revenues in 1997 increased by 81% to $5.7 million from $3.2 million in 1996. Total expenses during the same period increased by 11% or $1.6 million, primarily reflecting the one-time $1.4 million non-cash interest charge associated with the First Quarter 1997 Financing. See Note 6 - "Notes to the Consolidated Financial Statements."

   Technology licensing fees and royalties increased by 193% or $2.4 million to $3.6 million from $1.2 million in 1996. The 1996 amount was derived principally from numerous technology license fees reflecting the Company's continuing emphasis on expanding technology license fee revenue. The 1997 amount is primarily due to the $3.0 million technology license fee from Verity and other technology licensing fees aggregating $0.6 million. See Note 3 - "Notes to the Consolidated Financial Statements".

   Product sales increased in 1997 by 25% to $1.7 million from $1.4 million in 1996 reflecting increases in NoiseBuster Extreme!(TM) and aviation headset sales.

  Engineering  and development  services  decreased by 33% to $0.4 million from
$0.5  million  in  1996,   primarily  due  to  the  de-emphasis  of  engineering
development funding as a primary source of revenue for the Company.

   Cost of product sales increased 44% to $2.3 million from $1.6 million in 1996 and the product margin decreased to (32)% from (15)% in 1996. The negative margin of $0.6 million in 1997 was primarily due to reserves for inventory movement and tooling obsolescence in the amount of $0.7 million related to the industrial headset product lines. The negative margin in 1996 was primarily due to a lower sales price of the NoiseBuster(R) and a reserve for tooling obsolescence in the amount of $0.3 million.

   Cost of engineering and development services increased 26% to $0.3 million from $0.2 million in 1996 primarily due to the de-emphasis of engineering development funding as a primary source of revenue for the Company as noted above.

   Selling, general and administrative expenses for the year increased by 7% or $0.3 million to $5.2 million from $4.9 million for 1996 which was primarily due to increased professional fees and related expenses.

   Depreciation and amortization included in selling, general and administrative expenses decreased from $0.5 million in 1996 to $0.4 primarily due to an increase in fully depreciated machinery and equipment.

   Research and development expenditures for 1997 decreased by 11% to $6.2 million from $7.0 million in 1996, primarily due to limited cash resources during most of 1997 to fund internal development projects.

   In 1997, interest income increased to $0.1 million from near zero in 1996 reflecting the increase in late 1997 of available funds to invest.

   Under all of the Company's existing joint venture agreements at the end of 1997, the Company was not required to fund any capital requirements of these joint ventures beyond its initial capital contribution. In accordance with U.S. generally accepted accounting principles, when the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method of accounting for its investment.

   The Company has net operating loss carryforwards of $76.9 million and research and development credit carryforwards of $1.3 million for federal income tax purposes at December 31, 1997. No tax benefit for these operating losses has been recorded in the Company's financial statements. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation.

Year ended December 31, 1996 compared with year ended December 31, 1995.

   Total revenues in 1996 decreased by 70% to $3.2 million from $10.5 in 1995. Total expenses during the same period decreased by 4% or $0.5 million, reflecting the continuing results of cost reduction plans, and the refocus of expenditures to more immediate markets.

   Technology licensing fees decreased by 81% or $5.3 million to $1.2 million. The 1995 amount was derived principally from a $2.6 million license fee from Ultra, a $ 3.3 million license fee from Walker and other licenses aggregating $0.7 million. The 1996 amount is derived from smaller, more numerous license fees, reflecting the Company's continuing emphasis on expanding technology licensing fee revenue and the shortfall in generation of such revenue referred to above. See Note 3 - "Notes to the Consolidated Financial Statements".

   Product sales decreased by 13% to $1.4 million reflecting decreased aviation headset sales, decreased NoiseBuster(R) sales at lower prices and a decrease in industrial silencer sales in connection with the transfer of that business to Walker.

   Engineering and development services decreased by 76% to $0.5 million, primarily due to a de-emphasis of engineering development funding as a primary source of revenue, the elimination of funding from Ultra for aircraft cabin quieting in connection with the transfer of that business to Ultra in the first quarter of 1995, a decrease in the amount of muffler development funding from Walker in connection with the transfer of that business to Walker in the fourth quarter of 1995 and staff reductions.

   Cost of product sales remained unchanged at $1.6 million and product margin decreased to (15)% from 1% in 1995. The negative margin in 1996 was primarily due to the lower sales price of the NoiseBuster(R) and a reserve for tooling obsolescence in the amount of $0.3 million. In 1995, the low product margin was primarily due to the lower sales price of the NoiseBuster(R).

     Cost of engineering and development services decreased 89% to $0.3 million primarily due to the changes noted above.

   Selling, general and administrative expenses for the year decreased by 10% to $4.9 million from $5.4 million for 1995. Of this decrease, $0.6 million was directly attributable to reductions in salaries and related expenses. Advertising and marketing expenses decreased by 32% to $0.5 million. Professional fees increased by 6% to $1.8 million. Travel and entertainment increased by 18% or $0.1 million.

   Depreciation and amortization included in selling, general and administrative expenses increased by $0.3 million or 143%, from $0.2 million to $0.5 million, primarily due to increased amortization of patents allocated to selling, general and administrative expenses from research and development.

   Research and development expenditures for 1996 increased by 46% to $7.0 million from $4.8 million for 1995, primarily due to increases to internally funded development projects.

   In 1996, interest income decreased to near zero from $0.1 million in 1995 reflecting the decrease in 1996 of available funds to invest.

   Under all of the Company's existing joint venture agreements at the end of 1997, the Company was not required to fund any capital requirements of these joint ventures beyond its initial capital contribution. In accordance with U.S. generally accepted accounting principles, when the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method of accounting for its investment. As of December 31, 1995, the Company recognized $80,000 of income relating to its 1995 profit in OAT. As of December 31, 1996, the Company reversed the $80,000 of income which related to its share of the 1996 loss in OAT.

      Liquidity and Capital Resources

   The Company received $1.1 million from the exercise of stock purchase warrants and options during 1997, $1.0 million in 1996 and $0.7 million in 1995.

   In January 1996, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1997. The Company did not meet the plan's revenue targets for 1996 or 1997 and as noted below, found it necessary to raise additional capital to fund it's operations for 1997 and beyond (refer to Notes 1 and 6 - "Notes to the Consolidated Financial Statements.").

   Because the Company did not meet its revenue targets for 1997, it entered into certain transactions, which provided additional funding as follows:

     Between January 15, 1997 and March 25, 1997, the Company issued and sold an aggregate amount of $3.4 million of the Debentures in the First Quarter 1997 Financing from which the Company realized $3.2 million of net proceeds. The Debentures were to mature between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, had the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price was the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the
Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also had the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. As of June 6, 1997, the Investors had converted all $3.4 million of the Debentures into 16.3 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock. In conjunction with the Debentures, the Company granted a warrant to purchase 75,000 shares of common stock to one investor. During the year ended December 31, 1997, the Company valued this warrant, using the Black-Scholes pricing model, at which $34,000 which was expensed as debt discount. The Company has recorded $1.4 million of non-cash interest expense attributable to the conversions of the Debentures in the first and second quarter of 1997 as an adjustment during the fourth quarter of 1997. If the shares were issued in lieu of debt at the respective issuance dates of the debt, supplementary basic and diluted net loss per share for the year ended December 31, 1997 would have been a loss of $0.08 per share.

  On July 30, 1997 the Company sold 2.9 million shares, in the aggregate, of its common stock at a price of $0.175 per share in the July 30, 1997 Private Placement that provided net proceeds to the Company of $0.5 million.

     On September 4, 1997, the Company transferred $5,000 cash and all of the business and assets of its Audio Products Division as then conducted by the Company and as reflected on the business books and records of the Company to a newly incorporated company, NCT Audio, in consideration for 5,867 shares of NCT Audio common stock whereupon NCT Audio became a wholly owned subsidiary of the Company. The Company also granted NCT Audio an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to FPTs(TM) and FPT(TM) based audio speaker products for all markets for such products excluding (a) markets licensed to or reserved by Verity and NXT under the Company's cross licensing agreements with Verity and NXT, (b) the ground based vehicle market licensed to OAT, (c) all markets for hearing aids and other hearing enhancing or assisting devices, and (d) all markets for headsets, headphones and other products performing functions substantially the same as those performed by such products in consideration for a license fee of $3.0 million (eliminated on consolidation) to be paid when proceeds are available from the sale of NCT Audio common stock and on-going future royalties payable by NCT Audio to the Company as provided in such license agreement. In addition, the Company agreed to transfer all of its rights and obligations under its cross licensing agreements with Verity and NXT to NCT Audio and to transfer the Company's interest in OAT to NCT Audio. Between October 10, 1997 and December 4, 1997 NCT Audio issued 2,145 shares of its common stock (including 533 shares issued to Verity) for an aggregate purchase price of $4.0 million in the NCT Audio Financing. NCT Audio has not met certain conditions regarding the filing of a registration statement for NCT Audio common stock. As such, holders of NCT Audio common stock have a right to convert their NCT Audio common stock into a sufficient number of restricted shares of NCT common stock to equal their original cash investment in NCT Audio, plus a 20% discount to market. As of February 27, 1998, no NCT Audio shareholder has exercised their right to convert NCT Audio common stock into NCT common stock under the terms noted above.

   Between October 28, 1997 and December 11, 1997, the Company entered into the Subscription Agreements to sell an aggregate amount of $13.3 million of the Preferred Stock in the 1997 Preferred Stock Private Placement. The total
Preferred Stock offering was completed on December 11, 1997. The aggregate net proceeds to the Company of the 1997 Preferred Stock Private Placement were $11.9 million. Each share of the Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Preferred Stock is convertible into fully paid and nonassessable shares of the Company's Common Stock subject to certain limitations. Under the terms of the Subscription
Agreements the Company was required to exercise its best efforts to file a Registration Statement covering the resale of all shares of Common Stock of the Company issuable upon conversion of the Preferred Stock then outstanding within sixty (60) days after the first Closing of the 1997 Preferred Stock Private Placement. The Registration Statement was filed with the SEC on December 29, 1997. The shares of Preferred Stock become convertible into shares of Common Stock at any time commencing after the earlier of (i) the effective date of the Registration Statement; or (ii) ninety (90) days after the date of filing of the Registration Statement. Each share of Preferred Stock is convertible into a number of shares of Common Stock of the Company as determined in accordance with the Conversion Formula described above under "Overview".

   The conversion terms of the Preferred Stock also provide that in no event shall the average closing bid price referred to in the Conversion Formula be less than $0.625 per share and in no event shall the Company be obligated to issue more than 26.0 million shares of its Common Stock in the aggregate in connection with the conversion of the Preferred Stock. Under the terms of the Subscription Agreements the Company may be subject to a penalty if the Registration Statement is not declared effective within one hundred twenty (120) days after the first closing of any incremental portion of the offering of Preferred Stock, such penalty to be in an amount equal to one and one half percent (1.5%) per month of the aggregate amount of Preferred Stock sold in the offering up to a maximum of ten percent (10%) of such aggregate amount. The Subscription Agreements also provide that for a period commencing on the date of the signing of the Subscription Agreements and ending ninety (90) days after the closing of the offering the Company will be prohibited from issuing any debt or equity securities other than Preferred Stock, and that the Corporation will be required to make certain payments in the event of its failure to effect conversion in a timely manner or in the event it fails to reserve sufficient authorized but unissued Common Stock for issuance upon conversion of the Preferred Stock.

     Management believes that currently available funds may not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees, royalties and product sales and engineering development revenue. Reducing operating expenses and capital expenditure alone may not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain. In the event that technology licensing fees, royalties and product sales, and engineering and development revenue are not realized as planned, then management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

     There can be no assurance that funding will be provided by technology license fees, royalties and product sales and engineering and development revenue. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1997 about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

   The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $93.5 million on a cumulative basis through December 31, 1997. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the license fees and engineering and development funds provided to the venture or the Company are recovered.

     In January 1998, the Company adopted a plan that management believes should generate sufficient additional funds for the Company to continue its operations into 1999. Under this plan, the Company needs to generate approximately $31.5 million to fund its operations in 1998. Included in such amount is approximately $23.3 million in sales of new products and approximately $8.1 million of technology licensing fees and royalties. The Company believes that it can generate these funds from 1998 operations, although there is no certainty that the Company will achieve this goal. Success in generating technology licensing fees, royalties and product sales are significant and critical to the Company's ability to succeed. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues. If, during the course of 1998, management of the Company determines that it will be unable to meet or exceed the plan discussed above, the Company will consider cost reductions and/or additional financing alternatives. The Company will monitor its performance against the plan on a monthly basis and, if necessary, reduce its level of operations accordingly. The Company believes that the plan discussed above constitutes a viable plan for the continuation of the Company's business into 1999. See "Forward Looking Statements" above.

     There can be no assurance that additional funding will be provided by technology licensing fees, royalties, product sales, engineering and development revenue or additional capital. In that event, the Company would have to cut back its level of operations substantially in order to conserve cash. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. See Note 1 - "Notes to the Consolidated Financial Statements".

   At December 31, 1997, cash and cash equivalents were $12.6 million. The available resources were invested in interest bearing money market accounts and commercial paper. The Company's investment objective is preservation of capital while earning a moderate rate of return.

   The Company's working capital increased from $(1.3) million at December 31, 1996, to $11.7 million as of December 31, 1997. This increase was due primarily to the 1997 financings discussed above.

   During 1997, the net cash used in operating activities was $7.4 million. This utilization reflects the emphasis on the commercial development of its technology into several product applications which were scheduled for introduction in 1997 and 1998.

   The Company's available cash balances at December 31, 1997 are higher than projected at the end of 1996, primarily due to the 1997 financings noted above.

   The net cash used in investing activities amounted to $0.2 million during the year primarily for capital expenditures. The net cash provided by financing activities amounted to $19.9 million primarily from the exercise of options and warrants and the 1997 financings noted above.

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

   There were no material commitments for capital expenditures as of December 31, 1997, and no material commitments are anticipated in the near future.

   Year 2000 Compliance

   The Company believes the cost of administrating its Year 2000 Compliance program will not have a material adverse impact on future earnings. However, the potential costs and uncertainties associated with any Year 2000 Compliance program will depend on a number of factors, including software, hardware and the nature of the industry in which the Company, its subsidiaries, suppliers and customers operate. In addition, companies must coordinate with other entities with which they electronically interact, such as customers, suppliers, financial institutions, etc.

   Although the Company's evaluation of its systems is still in process, there has been no indication that the Year 2000 Compliance issue, as it relates to internal systems, will have a material impact on future earnings. While the Company is not aware of any material Year 2000 Compliance issues at its customers and suppliers, such potential problems remain a possibility and could have a material adverse impact on the Company's future results.


ITEM 8.     FINANCIAL STATEMENTS

     The Reports of the Independent Auditors Richard A. Eisner & Company, L.L.P. and the financial statements and accompanying notes are attached.

                                                              Page

Independent Auditors Report                                   F-1

Consolidated Balance Sheets, as of December 31, 1996, and     F-2
1997

Consolidated Statements of Operations, for the years ended    F-3
December 31, 1995, 1996 and 1997

Consolidated Statements of Stockholders' Equity, for the      F-4
years ended December 31, 1995, 1996 and 1997

Consolidated Statements of Cash Flows, for the years ended
December  31, 1995, 1996 and 1997                             F-5

Notes to the Consolidated Financial Statements                F-6


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

   There have been no disagreements with independent accountants on accounting and financial disclosure matters.

                                          PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of the Company as of March 31, 1998:


     Name              Age             Positions and Offices

Jay M. Haft            62   Chairman of the Board of Directors
Michael J. Parrella    50   President and Director
Irene Lebovics         45   Senior Vice President, Marketing
Cy E. Hammond          43   Senior Vice President, Chief Financial Officer
John B. Horton         63   Senior Vice President, General Counsel and Secretary
Michael A. Hayes, PhD  45   Senior Vice President, Chief Technical Officer
John J. McCloy II      60   Director
Samuel A. Oolie        61   Director
Stephan Carlquist      42   Director
Morton Salkind         65   Director


   Jay M. Haft currently serves as Chairman of the Board of Directors of the Company. He served as President of the Company from November 1994 to July 1995. He is also a Director of the Company's subsidiary, NCT Audio Products, Inc., a position which he has held since August 25, 1997. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. Mr. Haft is also a Director of numerous other public and private corporations, including Robotic Vision Systems, Inc. (OTC), Extech, Inc. (OTC), Encore Medical Corporation (OTC), Viragen, Inc. (OTC), PC Service Source, Inc.
(OTC), DUSA Pharmaceuticals, Inc. (OTC), Oryx Technology Corp. (OTC), Thrift Management, Inc. (OTC) and Conserver Corporation of America (OTC). He serves as Chairman of the Board of Extech, Inc. He is currently of counsel to Parker Duryee Rosoff & Haft, in New York. He was previously a senior corporate partner of such firm (1989-1994), and prior to that a founding partner of Wofsey, Certilman, Haft et al (1966-1988). He is a member of the Florida Commission for Government Accountability to the People, a National Vice-President of the Miami Ballet and a Director of the Concert Association of Florida.

   Michael J. Parrella currently serves as President and Director of the Company. He was elected President and Chief Operating Officer of the Company in February 1988 and served in that capacity until November 1994. From November 1994 to July 1995 Mr. Parrella served as Executive Vice President of the Company. He initially became a director in 1986 after evaluating the application potential of the Company's noise cancellation technology. At that time, he formed an investment group to acquire control of the Board and to raise new capital to restructure the Company and its research and development efforts. Mr. Parrella serves as President of NCT Audio Products, Inc., a position to which he was elected on September 4, 1997, and was appointed a Director on August 25, 1998. He was also Chairman of the Board of Environmental Research Information, Inc., an environmental consulting firm, from December 1987 to March 1991.

   Irene Lebovics currently serves as Senior Vice President, Marketing and Communications, and President of NCT Headsets, a division of the Company. She joined the Company as Vice President of NCT and President of NCT Medical Systems
(NCTM) in July 1989. In March 1990 NCTM became part of NCT Personal Quieting and Ms. Lebovics served as President. In January 1993 she was appointed Senior Vice President of the Company. In November 1994, Ms. Lebovics became President of NCT Headsets. From August 1, 1995, to May 1, 1996, she also served as Secretary of the Company. Ms. Lebovics has held various positions in product marketing with Bristol-Myers, a consumer products company, and in advertising with McCaffrey and McCall.

   Cy E. Hammond currently serves as Senior Vice President, Chief Financial Officer of the Company. He joined the Company as Controller in January 1990 and was appointed a Vice President in February 1994. Mr. Hammond also serves as Treasurer of NCT Audio Products, Inc., a position to which he was elected on September 4, 1997. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations.

   John B. Horton, Esq., currently serves as Senior Vice President, General Counsel and Secretary. He joined the Company as Vice President and General Counsel in September 1991, assumed the office of Secretary in October 1991 and was appointed a Senior Vice President in January 1993. Mr. Horton also serves as Secretary of NCT Audio Products, Inc., a position to which he was elected on September 4, 1997. From November 1, 1994 to May 1 1996, Mr. Horton engaged in the private practice of law and served as a legal consultant to the Company. On May 1, 1996, he rejoined the Company as Senior Vice President, General Counsel and Secretary. Between 1988 and 1991, he was a Vice President/Partner at Korn/Ferry International, a worldwide executive search firm. From 1986 through 1988, Mr. Horton was Vice President and General Counsel at Montchanin Management Corporation, a private investment banking firm. Prior thereto and from 1963, he was engaged in the private practice of law, first as an associate and then a partner at Satterlee, Warfield & Stephens in New York City and subsequently as a partner at Hall, McNicol, Hamilton & Clark in New York City and Stamford, Connecticut. At both law firms, Mr. Horton was a member of the firm's corporate practice group.

   Michael A. Hayes, Ph.D., currently serves as Senior Vice President, Chief Technical Officer after joining the Company in 1996. During 1995 and 1994 Dr. Hayes served as Deputy Project Director, Research Support for Antarctic Support Associates, with operations in Chile, New Zealand, Australia, and Antarctica. From 1991 to 1994 he served as Deputy Program Manager, Special Payloads, for Martin Marietta Government Services (formerly a division of General Electric) while directly managing critical spacecraft sub-system and instrument development for Goddard Space Flight Center. Prior to 1991 Dr. Hayes served as a research faculty member at Georgia Institute of Technology, and as a Senior Process Engineer at Texas Instruments.

   John J. McCloy II currently serves as a Director of the Company. He served as Chief Executive Officer of the Company from September 1987 to November 1994 and as its Chairman of the Board from September 1986 to November 1994. Additionally he served as Chief Financial Officer from November 1990 to February 1993 and as its Secretary-Treasurer from October 1986 to September 1987. Mr. McCloy was appointed a Director of the Company's subsidiary, NCT Audio Products, Inc., on November 14, 1997, and currently serves as a Director. Since 1981, he has also been a private investor concentrating on venture capital and early stage investment projects in a variety of industries. Mr. McCloy is also a director of American University in Cairo, the Sound Shore Fund, Inc., and the Atlantic Council.

   Sam Oolie currently serves as a Director of the Company. Mr. Oolie also serves as a Director of the Company's subsidiary, NCT Audio Products, Inc., a position to which he was appointed on September 4, 1997. He is Chairman and Chief Executive Officer of NoFire Technologies, Inc., a manufacturer of high performance fire retardant products, and has held that position since August 1995. He is also Chairman of Oolie Enterprises, an investment company, and has held that position since July 1985. Mr. Oolie currently serves as a director of Avesis, Inc. and Comverse Technology, Inc. He has also been a director of CFC Associates, a venture capital partnership, since January 1984.

   Stephan Carlquist was elected as a Director of the Company on July 14, 1997, and currently serves as a Director of the Company. Mr. Carlquist also has served as a Director of NCT Audio Products, Inc. since November 14, 1997 and continues to serve as a Director of that company. He is President of ABB Financial Services, Inc. (USA), one of four business segments in the ABB Group and has held that position since May 1993. Mr. Carlquist is also President of ABB Treasury Center (USA), Inc. and has held that position since June, 1990. From April, 1988 to 1990 he was the Executive Vice President of ABB World Treasury Center, Zurich, and from April, 1986 to April, 1988 he was the President of the Geneva branch of Asea Capital Corporation. Mr. Carlquist joined Asea AB in September, 1983 as Manager, International Cash Management and served in that capacity until April, 1986. From February, 1981 to April, 1983 he was employed as a Foreign Exchange/Cash Manager at Atlas Copco AB. Mr. Carlquist serves as a member of the following Boards: ABB Financial Services, Inc., ABB Treasury
Center USA, Inc., ABB Treasury Center (Canada), ABB Treasury Center (Brazil), ABB Project & Trade Finance, Inc., ABB Investment Management Corporation, ABB Credit, Inc., Sirius Americas Corporation, ABB Industrial Systems, Inc., SUSA, Inc., and Swedish-American Chamber of Commerce, New York.

   Morton Salkind currently serves as a Director of the Company. Mr. Salkind was elected as a Director of the Company's subsidiary, NCT Audio Products, Inc., on September 4, 1997 and currently also serves as a Director of that subsidiary. Formerly he served as a New Jersey State Lottery Commissioner for five years. This followed previous elective and appointive offices at the state, county and municipal levels. Mr. Salkind is currently retired.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no reports were required for those persons, the Company believes that, during the period from January 1, 1997, to December 31, 1997, all filing requirements applicable to its officers, directors, and greater than 10% stockholders were complied with, except that Morton Salkind and Stephan Carlquist each filed a Form 3 late and Sam Oolie and Jay Haft each filed a Form 5 late.


ITEM 11.    EXECUTIVE COMPENSATION

   Information required under this item is contained in a definitive proxy statement which the Registrant anticipates will be filed by April 30, 1998, and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

   Information required under this item is contained in a definitive proxy statement which the Registrant anticipates will be filed by April 30, 1998, and is incorporated herein by reference.


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

   In March 1995, the Company entered into a Master Agreement with QSI under which QSI was granted an exclusive worldwide license under certain NCT patents and technical information to market, sell and distribute transformer quieting products, turbine quieting products and certain other products in the utility industry. Under the Master Agreement, QSI is to fund development of the products by the Company and the Company is to manufacture the products. However, QSI may obtain the right to manufacture the products under certain circumstances include NCT's failure to develop the products or the failure of the parties to agree on ertain development matters. In consideration of the rights granted under the Master Agreement, QSI is to pay the Company a royalty of 6% of the gross revenues received from the sale of the products and 50% of the gross revenues received from sublicensing the rights granted to QSI under the Master Agreement after QSI has recouped 150% of the costs incurred by QSI in the development of the products in question. The Company is obligated to pay similar royalties to QSI on its sale of the products and the licensing of rights covered under the Master Agreement outside the utility industry and from sales and licensing within the utility industry in the Far East. In addition to the foregoing royalties, QSI is to pay an exclusivity fee to the Company of $750,000; $250,000 of which QSI paid to the Company in June 1994. The balance is payable in equal monthly installments of $16,667 beginning in April 1995. QSI's exclusive rights become non-exclusive with respect to all products if it fails to pay any installment of the exclusivity fee when due and QSI loses such rights with respect to any given product in the event it fails to make any development funding payment applicable to that product. The Master Agreement supersedes all other agreements relating to the products covered under the Master Agreement, including those agreements between the Company and QSI described above.

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

     As of February 27, 1998, QSI has paid all installments due and payable for the exclusivity fee and owes the Company $150,000 which was due on January 1, 1998 and is fully reserved, and other than as described above, owes no other amounts to the Company.

   The Company believes that the terms of its agreements with QSI are comparable to those that it could have negotiated with other persons or entities.

                                          PART IV


ITEM 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this Report:

(1)   Financial Statements.

Independent Auditors Report

Consolidated Balance Sheets, as of December 31, 1996, and 1997.

Consolidated Statements of Operations, for the years ended December 31, 1995, 1996 and 1997.

Consolidated Statements of Stockholders' Equity, for the years ended December 31, 1995, 1996 and 1997.

Consolidated Statements of Cash Flows, for the years ended December 31, 1995, 1996 and 1997.

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

       3(b) Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed in the Office of the Secretary of State of the State of Delaware on June 20, 1997, incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

*      3(c)       Certificate  of   Designations,    Preferences  and  Rights of
                  Series C Convertible Preferred Stock of the Company filed in the Office of the Secretary of State of the State of Delaware on October 29, 1997.

*      3(d)       Certificate   of  Increase  in  the  Number  of  Shares in the
                  Series C Convertible Preferred Stock of the Company filed in the Office of the Secretary of State of the State of Delaware on November 14, 1997.

       3(e)       By-laws of the  Company,  incorporated  herein by reference to
                  Exhibit 3(b) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

       4(a) Warrant to purchase 125,000 shares of Common Stock of the Company at a purchase price of $.20 per share issued to John
                  J. McCloy II, incorporated herein by reference to Exhibit 4(a) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

       4(b) Warrant #BW-1-R to purchase 862,500 shares of Common Stock of the Company at a purchase price of $.75 per share issued to John J. McCloy II, incorporated herein by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

       4(c) Warrant #BW-2-R to purchase 862,500 shares of Common Stock of the Company at a purchase price of $.75 per share issued to Michael J. Parrella, incorporated herein by reference to
                  Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

       4(d) Warrant #BW-4-R to purchase 201,250 shares of Common Stock of the Company at a purchase price of $.75 per share issued to Irene Lebovics, incorporated herein by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

       4(e) Warrant #BW-9-R and #BW-46-R to purchase 218,500 shares of Common Stock of the Company at a purchase price of $.75 per share issued to Jay M. Haft, incorporated herein by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

*      4(f)       Secretary's Certificate dated March 20, 1998, as to a two
                  (2) year extension of the expiration dates of the Warrants described in 4(b), (c), (d) and (e) above.

       4(g) Warrant Agreement, dated as of January 20, 1988, between the Company and American Stock Transfer Company, as Warrant Agent, relating to certain warrants to purchase Common Stock of the Company at a price of $.40 per share issued to Sam Oolie, Oolie Enterprises, John J. McCloy II, and Michael J. Parrella, incorporated herein by reference to Exhibit 4(gg) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

**    10(a)       1987 Incentive Stock Option Plan,  incorporated  herein by reference to Exhibit  10(b) to  Amendment  No. 1 on Form  S-1
                  to the  Company's  Registration Statement on Form S-18
                  (Registration No. 33-19926).

**    10(b)       Stock Option  Agreement,  dated as of February 26, 1987,
                  between the Company and John J. McCloy II, incorporated herein by reference to Exhibit 10(b) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1991.

**    10(c)       Stock Option  Agreement,  dated as of February 26, 1987,
                  between the Company and Michael J. Parrella, incorporated herein by reference to Exhibit 10(c) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1991.

**    10(d)       Stock Option  Agreement,  dated as of February 26, 1987,
                  between the Company and Sam Oolie, incorporated herein by reference to Exhibit 10(d) to Amendment No. 1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended  December
                  31, 1991.

**    10(e)       Stock  Option  Agreement,  dated as of June  17,  1987,
                  between the Company and John J. McCloy II, incorporated herein by reference to Exhibit 10(f) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1991.

**    10(f)       Stock  Option  Agreement,  dated as of March 29,  1990,
                  between the Company and Jay M. Haft, incorporated herein by reference to Exhibit 10(m) to Amendment No. 1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended  December
                  31, 1991.

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

      10(l)(3) Transfer Agreement among Walker Manufacturing Company a division of Tennessee Gas Pipeline Company, Walker Electronic Mufflers, Inc., the Company, NCT Muffler, Inc., Chaplin Patents Holding Co., Inc. and Walker Noise Cancellation Technologies dated November 15, 1995, incorporated herein by reference to Exhibit 10(l)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. ***

      10(l)(4) License Agreement between Chaplin Patents Holding Co., Inc. and Walker Electronic Mufflers, Inc. dated
                  November 15, 1995,  incorporated  herein by reference to
                  Exhibit 10(l)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. ***

      10(l)(5) License Agreement between the Company and Walker Electronic Mufflers, Inc. dated November 15, 1995, incorporated herein by reference to Exhibit 10(l)(5) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. ***

      10(l)(6) Support, Research and Development Agreement among Walker Electronic Mufflers, Inc., the Company, NCT Muffler,
                  Inc.  and Chaplin  Patents Holding  Co.,  Inc.  dated
                  November  15,  1995,  incorporated  herein  by reference to
                  Exhibit 10(l)(6) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. ***

      10(l)(7) Mutual Limited Release by (i) the Company, NCT Muffler, Inc. and Chaplin Patent Holding Co., Inc. and (ii) Tennessee Gas Pipeline Company and Walker Electronic Mufflers, Inc. dated November 15, 1995, incorporated herein by reference to
                  Exhibit  10(l)(7) to the Company's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1995. ***

      10(m) Technical Assistance and License Agreement, dated March 25, 1991, among the Company, Foster Electric Co., Ltd. and Foster/NCT Headsets International Ltd., incorporated herein by reference to Exhibit 10(nn) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.***

      10(m)(1) Amendment, dated April 16, 1991, to Technical Assistance and License Agreement, dated March 25, 1991, among the Company, Foster Electric Co., Ltd. and Foster/NCT Headsets International Ltd., incorporated herein by reference to
                  Exhibit 10(nn)(1) to Amendment No. 5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

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

      10(n) Joint Development Cooperation Agreement, dated June 28, 1991, between AB Electrolux and the Company, incorporated herein by reference to Exhibit 10(oo) to Amendment No. 3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.***

      10(n)(1) Amendments to the Joint Development Cooperation Agreement, dated June 28, 1991, between AB Electrolux and the Company as set forth in the First Amendment to Joint Development Cooperation Agreement, dated September 1, 1993, between AB Electrolux and the Company, incorporated herein by reference to Exhibit 10(z)(1) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.***

      10(n)(2) Second Amendment to Joint Development Cooperation Agreement, dated January, 1994 between AB Electrolux and the Company, incorporated herein by reference to the Exhibit 10(z)(2) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

**    10(p)       Noise  Cancellation  Technologies,  Inc. Stock  Incentive
                  Plan (as adopted April 14, 1993, and amended through August
                  16, 1996), incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the Securities & Exchange Commission on August 30, 1996
                  (Reg. No. 333-11213).

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

      10(q)(2) Letter Agreement between Noise Cancellation Technologies, Inc. and QuietPower Systems, Inc. dated May 21, 1996, incorporated herein by reference to Exhibit 10(q)(2) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

      10(q)(3) Letter Agreement between Noise Cancellation Technologies, Inc. and QuietPower Systems, Inc. dated April 9, 1997, incorporated herein by reference to Exhibit 10(q)(3) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

      10(r) Asset Purchase Agreement, dated September 16, 1994, between Active Noise and Vibration Technologies, Inc. and the Company, incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed September 19, 1994.

**    10(s)       Noise Cancellation Technologies,  Inc. Option Plan for Certain
                  Directors (as  adopted  November 15, 1994  and amended through
                  August 16, 1996), incorporated  herein by reference to Exhibit
                  4 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 30, 1996
                  (Reg. No. 333-11209).

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

**    10(u)       Agreement among Noise Cancellation Technologies,  Inc., Noise
                  Cancellation Technologies  (UK)  Limited,  Dr.  Andrew John
                  Langley,  Dr.  Graham Paul Eatwell  and Dr.  Colin  Fraser
                  Ross dated April 6, 1995, incorporated herein by reference to Exhibit 10(h) of the Company's Current Report on
                  Form 8-K filed August 4, 1995.

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

      10(w)(1) Cross License Agreement dated April 15, 1997, among Verity Group plc, New Transducers Limited and Noise Cancellation Technologies, Inc., incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.***

      10(w)(2) Security Deed dated April 14, 1997, from Noise Cancellation Technologies, Inc. to Verity Group plc, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

      10(w)(3) Common Stock Purchase Option dated April 15, 1997, from Noise Cancellation Technologies, Inc. to Verity Group plc, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

      10(w)(4) Letter Agreement dated April 17, 1997, from Noise Cancellation Technologies, Inc. to Verity Group plc, incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

      10(x)(1) New Cross License Agreement dated September 27, 1997, among Verity Group plc, New Transducers Limited, Noise Cancellation Technologies, Inc. and NCT Audio Products, Inc., incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      10(x)(2) Master License Agreement dated September 27, 1997, between New Transducers Limited and NCT Audio Products, Inc., incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      10(x)(3) Letter Agreement dated September 27, 1997, from Noise Cancellation Technologies, Inc. to Verity Group plc, incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      10(x)(4) License Agreement dated September 4, 1997, between Noise Cancellation Technologies, Inc. and NCT Audio Products, Inc., incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

*     21          Subsidiaries

*     23(a)       Consent of Richard A. Eisner & Company, L.L.P.

*     27          Financial Data Schedule.

*     99(a)       Letter  from  Peters Elworthy & Moore, Chartered  Accountants,
                  to   Noise Cancellation Technologies, Inc.  regarding  audited
                  financial statements of the Company's U.K. subsidiaries and reports of Peters Elworthy & Moore, Chartered Accountants, on their audits of such financial statements as at December
                  31, 1997 and for the year ended December 31, 1997.

*     99(b)       Letter  from  Peters Elworthy & Moore, Chartered  Accountants,
                  to   Noise Cancellation Technologies, Inc.  regarding  audited
                  financial statements of the Company's U.K. subsidiaries and reports of Peters Elworthy & Moore, Chartered Accountants, on their audits of such financial statements as at December
                  31, 1996 and for the year ended December 31, 1996.

*     99(c)       Letter  from  Peters Elworthy & Moore, Chartered  Accountants,
                  to   Noise Cancellation Technologies, Inc.  regarding  audited
                  financial statements of the Company's U.K. subsidiaries and reports of Peters Elworthy & Moore, Chartered Accountants, on their audits of such financial statements as at December
                  31, 1995 and for the year ended December 31, 1995.

*     99(d)       Letter  from  Peters Elworthy & Moore, Chartered  Accountants, to Noise Cancellation Technologies, Inc. regarding confirma-tion that the accounts for the year end December 31, 1997 were audited under auditing standards substantially similar to U.S.
                  General Accepted Auditing Standards.

*     99(e)       Letter  from  Peters Elworthy & Moore, Chartered  Accountants, to Noise Cancellation Technologies, Inc. regarding confirma-tion that the accounts for the year end December 31, 1996 were audited under auditing standards substantially similar to U.S.
                  General Accepted Auditing Standards.

*     99(f)       Letter  from  Peters Elworthy & Moore, Chartered  Accountants, to Noise Cancellation Technologies, Inc. regarding confirma-tion that the accounts for the year end December 31, 1995 were audited under auditing standards substantially similar to U.S.
                  General Accepted Auditing Standards.


-----------------------

   *  Filed herewith.

   ** Pertains to a management contract or compensation plan or arrangement.

   ***Confidential treatment requested for portions of this document. Such portions have been omitted from the document and identified by asterisks. Such portions also have been filed separately with the Commission pursuant to the Company's application for confidential treatment.


(b) The following report on Form 8-K was filed during the last quarter of the period covered by this Report:

      A report on Form 8-K was filed on November 14, 1997, reporting the receipt and acceptance by the Company of Series C Convertible Preferred Stock subscription agreements and the consideration received by the Company thereunder as of November 13, 1997, and including unaudited condensed consolidated balance sheets of the Company and its subsidiaries reflecting the reported transactions.

                   (Richard A. Eisner & Company, L.L.P. Letterhead)
                            INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
  Noise Cancellation Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Noise Cancellation Technologies, Inc. and subsidiaries as at December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995, 1996 and 1997 financial statements of the Company's two foreign subsidiaries. These subsidiaries accounted for revenues of approximately $1,200,000, $407,000 and $67,000 for the years ended December 31, 1995, 1996 and 1997, respectively, and assets of approximately $586,000, $515,000 and $301,000 at December 31, 1995, 1996 and 1997, respectively. These statements were audited by other auditors whose reports have been furnished to us, one of which contained a reference to dependence on the parent for continued financial support. Our opinion, insofar as it relates to the amounts included for these entities, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Noise Cancellation Technologies, Inc. and subsidiaries as at December 31, 1996 and 1997 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not been able to generate sufficient cash flow from operating activities to sustain its operations and since it has incurred net losses since inception, it has been and continues to be dependent on equity financing and joint venture arrangements to support its business efforts. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RICHARD A. EISNER & COMPANY, LLP
New York, New York
February 27, 1998

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars except share and per share amounts)
F-2
                                                           December 31,
                                                        --------------------
                                                          1996       1997
                                                        ---------- ---------
                        ASSETS
Current assets:
     Cash and cash equivalents                          $     368   $12,604

     Accounts receivable:
         Trade:
                Technology license fees and royalties         150       200
                Joint Ventures and affiliates                   2         -
                Other                                         392       368
         Unbilled                                              63         -
         Allowance for doubtful accounts                     (123)      (38)
                                                        ---------- ---------
                     Total accounts receivable          $     484  $    530

     Inventories, net of reserves                             900     1,333
     Other current assets                                     207       213
                                                        ---------- ---------
                     Total current assets               $   1,959  $ 14,680

Property and equipment, net                                 2,053     1,144
Patent rights and other intangibles, net                    1,823     1,488
Other assets                                                   46        49
                                                        ---------  ---------
                                                        $   5,881  $ 17,361
                                                        =========  ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $   1,465  $  1,324
     Accrued expenses                                       1,187     1,392
     Accrued payroll, taxes and related expenses              618       181
     Customers' advances                                        1        87
                                                        ---------  ---------
                     Total current liabilities          $   3,271  $  2,984
                                                        ---------  ---------

Commitments and contingencies

                 STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 10,000,000 shares
   authorized, 13,250 Series C issued (redemption
   amount $13,314)                                      $       -  $ 10,458
Common stock, $.01 par value, 140,000,000 and
   185,000,000 shares, respectively, authorized;
   issued and outstanding 111,614,405 and
   133,160,212 shares, respectively                         1,116     1,332
Additional paid-in-capital                                 85,025    96,379
Accumulated deficit                                       (83,673)  (93,521)
Cumulative translation adjustment                             142       119
Common stock subscriptions receivable                           -      (390)
                                                        ---------- ---------
                     Total stockholders' equity         $   2,610  $ 14,377
                                                        ---------- ---------
                                                        $   5,881  $ 17,361
                                                        ========== =========

See notes to consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
F-3
                                                     (in thousands, except per
                                                           share amounts)
                                                       Years ended December 31,
                                                    --------------------------------
                                                      1995       1996       1997
                                                    ---------- ---------- ----------
REVENUES:
    Technology licensing fees                        $  6,580  $    1,238  $  3,630
    Product sales, net                                  1,589       1,379     1,720
    Engineering and development services                2,297         547       368
                                                    ---------- ---------- ----------
           Total revenues                            $ 10,466  $    3,164  $  5,718
                                                    ---------- ---------- ----------

COSTS AND EXPENSES:
    Costs of sales                                   $  1,579  $   1,586   $  2,271
    Costs of engineering and development services       2,340        250        316
    Selling, general and administrative                 5,416      4,890      5,217
    Research and development                            4,776      6,974      6,235
    Equity in net loss (income) of unconsolidated
       affiliates                                         (80)        80          -
    Provision for doubtful accounts                       552        192        130
    Interest expense (includes $1,420 of discounts
       on beneficial conversion feature on convertible
       debt in 1997)                                        4         45      1,514
    Interest income                                       (53)       (28)      (117)
                                                    ---------- ---------- ----------
         Total costs and expenses                    $ 14,534   $ 13,989   $ 15,566
                                                    ---------- ---------- ----------
NET (LOSS)                                           $ (4,068)  $(10,825)  $ (9,848)

Preferred stock beneficial conversion feature               -          -      1,623
Accretion of difference between carrying
       amount and redemption amount of redeemable
       preferred stock                                      -          -        285
                                                    ---------- ---------- ----------
NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS      $  (4,068) $ (10,825) $ (11,756)
                                                    ========== ========== ==========

Weighted average number of common
    shares outstanding - basic and diluted
                                                       87,921    101,191    124,101
                                                    ========== ========== ==========

BASIC AND DILUTED NET LOSS PER COMMON SHARE          $  (0.05) $   (0.11) $   (0.09)
                                                    ========== ========== ==========

See notes to consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
F-4
(In thousands of dollars and shares)
                                                                                     Cumul-              Expenses
                                Series C                                             ative    Stock      to be
                              Convertible                                            Trans-   Subscrip-  Paid
                            Preferred Stock      Common Stock   Additional  Accumu-  lation   tion       With
                           -----------------   ----------------   Paid-In   lated    Adjust-  Receiv-    Common
                            Shares    Amount   Shares    Amount   Capital   Deficit  ment     able       Stock     Total
                           -------    ------   ------    ------ ----------  -------  -------  ---------  --------  -----
Balance at December 31, 1994         $     -   86,089   $  861   $ 75,177  $(68,780) $   152  $  (1,196) $ (746)   $ 5,468

Sale of common stock,
 less expenses of $271         -        -       6,800       68      3,921         -        -          -       -      3,989
Consulting expense
 attributable to warrants      -        -           -        -          8         -        -          -       -          8
Shares issued upon
 exercise of warrants &
 options                       -        -       1,050       10        692         -        -        (13)      -        689
Receipt of services in
 payment of stock
 subscription                  -        -           -        -          -         -        -      1,196       -      1,196
Settlement of obligations      -        -           -        -       (344)        -        -          -     746        402
Net loss                       -        -           -        -          -    (4,068)       -          -       -     (4,068)
Translation adjustment         -        -           -        -          -         -       (2)         -       -         (2)
Retirement of shares
 attributable to license
 revenue (Note 3)              -        -      (1,110)     (11)      (787)        -         -         -       -       (798)
                           ------------------------------------------------------------------------------------------------
Balance at December 31, 1995   - $      -      92,829  $   928  $ 78,667   $(72,848) $    150  $   (13)  $    -   $  6,884

Sale of common stock,
 less expenses of $245         -        -      18,595      186     6,178          -         -       13        -      6,377
Shares issued upon exercise
 of warrants & options         -        -         204        2       102          -         -        -        -        104
Net loss                       -        -           -        -         -    (10,825)        -        -        -    (10,825)
Translation adjustment         -        -           -        -         -          -        (8)       -        -         (8)
Restricted shares issued
 for Directors' compensation   -        -          20        -        13          -         -        -        -         13
Consulting expense
 attributable to options       -        -           -        -        96          -         -        -        -         96
Retirement of shares related
 to patent acquisition         -        -         (25)       -       (26)         -         -        -        -        (26)
Retirement of shares in
 settlement of employee
 receivable                    -        -          (8)       -        (5)         -         -        -        -         (5)
                           ------------------------------------------------------------------------------------------------
Balance at December 31, 1996   - $      -     111,615  $ 1,116  $ 85,025  $(83,673) $     142        -        -      2,610

Sale of common stock           -        -       2,857       29       471          -         -        -        -        500
Shares issued upon exercise
 of warrants and options       -        -       1,996       20     1,115          -         -      (64)       -      1,071
Sale of Series C preferred
 stock less expenses
 of $551                      13   11,863           -        -         -          -         -        -        -     11,863
Discount on beneficial
 conversion price to
 preferred shareholders        -   (3,313)          -        -     3,313          -         -        -        -          -
Amortization of discount
 on beneficial conversion
 price to preferred
 shareholders                  -    1,908           -        -    (1,908)         -         -        -        -          -
Sale of subsidiary  common
 stock,  less  expenses
 of $65                        -        -           -        -     3,573          -         -     (326)       -      3,247
Common stock issued upon
 conversion of convertible
 debt, less expense of $168    -        -      16,683      167     4,714          -         -        -        -      4,881
Net loss                       -        -           -        -         -     (9,848)        -        -        -     (9,848)
Translation adjustment         -        -           -        -         -          -       (23)       -        -        (23)
Restricted shares issued
 for Directors' compensation   -        -          10        -         2          -         -        -        -          2
Warrant issued in
 conjunction with
 convertible debt              -        -           -        -        34          -         -        -        -         34
Compensatory stock
 options and warrants          -        -           -        -        40          -         -        -        -         40
                           ================================================================================================
Balance at
December 31, 1997             13 $ 10,458     133,161 $  1,332   $96,379  $(93,521)    $  119    $(390)    $  -   $ 14,377
                           ================================================================================================
See notes to consolidated financial statements.

F-42

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (in thousands of dollars)
                                                                    Years Ended December 31,
                                                              ------------------------------------
                                                                1995            1996        1997
                                                              ---------      ----------   --------
Cash flows from operating activities:
    Net loss                                                   $(4,068)       $(10,825)   $(9,848)
    Adjustments   to  reconcile  net  loss  to
    net  cash  (used  in)  operating activities:
      Depreciation and amortization                              1,127           1,000        899
      Common stock, options and warrants issued as
       consideration for:
         Compensation                                                8             109         42
         Rent and marketing expenses                               355               -          -
         Interest on debentures                                      -               -         51
         Convertible debt                                            -               -         34
      Debt cost incurred related to convertible debt                 -               -        211
      Common stock retired in settlement of employee
       account receivable                                            -              (5)         -
      Receipt of license fee in exchange for inventory
       and release of obligation                                (3,266)              -          -
      Discount on beneficial conversion feature on
       convertible debt                                              -               -      1,420
      Provision for tooling costs and write off                     94             371        515
      Provision for doubtful accounts                              552             192        130
      Equity in net (income) loss of unconsolidated a
       affiliates                                                  (80)             80          -
      Unrealized foreign currency (gain) loss                       32             (45)         8
      (Gain) Loss on disposition of fixed assets                   107              83         (4)
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                302              61       (127)
         (Increase) in license fees receivable                       -            (150)       (50)
         (Increase) decrease in inventories                        212             813       (433)
         (Increase) decrease in other assets                       299              67        (12)
         Increase (decrease) in accounts payable and
          accrued expenses                                        (190)             55        135
         Increase (decrease) in other liabilities                 (482)            436       (414)
                                                               ---------       --------   --------
      Net cash (used in) operating activities                  $(4,998)        $(7,758)   $(7,443)
                                                               ---------       --------   --------
Cash flows from investing activities:
    Capital expenditures                                       $   (80)        $  (186)   $  (244)
    Acquisition of patent rights                                  (210)              -          -
    Sales of short term investments                                 18               -          -
    Sale of capital expenditures                                     -               -         67
                                                               ---------       --------   --------
      Net cash (used in) investing activities                  $  (272)        $  (186)   $  (177)
                                                               ---------       --------   --------
Cash flows from financing activities:
    Proceeds from:
      Convertible debt (net)                                   $     -         $     -    $  3,199
      Sale of common stock (net)                                 3,989           6,377         500
      Sale of preferred stock (net)                                  -               -      11,863
      Sale of subsidiary stock (net)                                 -               -       3,247
      Exercise of stock purchase warrants and options              689             104       1,071
                                                              ---------        --------   ---------

      Net cash provided by financing activities               $  4,678         $ 6,481    $ 19,880
                                                              ---------        --------   --------

Effect of exchange rate changes on cash                       $      -         $     -    $    (24)
                                                              ---------        --------   --------

Net increase (decrease) in cash and cash equivalents          $   (592)        $(1,463)   $ 12,236
Cash and cash equivalents - beginning of period                  2,423           1,831         368
                                                              ---------        --------   --------
Cash and cash equivalents - end of period                     $  1,831         $   368    $ 12,604
                                                              =========        ========   ========

Cash paid for interest                                        $      4         $     4    $      8
                                                              =========        ========    ========

See Notes 6 and 11 with respect to settlement of certain obligation by issuance of securities.

See notes to consolidated financial statements.

                             NOISE CANCELLATION TECHNOLOGIES, INC.
                               NOTES TO THE FINANCIAL STATEMENTS

1. Background:

      Noise Cancellation Technologies, Inc. ("NCT" or the "Company") designs, develops, licenses, produces and distributes electronic systems for Active Wave Management including systems that electronically reduce noise and vibration. The Company's systems are designed for integration into a wide range of products serving major markets in the transportation, manufacturing, commercial, consumer products and communications industries. The Company has begun commercial application of its technology through a number of product lines, with 70 products currently being sold, including NoiseBuster(R) communications headsets and NoiseBuster Extreme!(TM) consumer headsets, Gekko(TM) flat speakers, flat panel transducers ("FPT(TM)"), ClearSpeech(TM), microphones, speakers and other products, adaptive speech filters ("ASF"), the ProActive(TM) line of industrial/commercial active noise reduction ("ANR") headsets, an aviation headset for pilots, an industrial muffler or "silencer" for use with large vacuums and blowers, quieting headsets for patient use in magnetic resonance imaging ("MRI") machines, and an aircraft cabin quieting system.

   The technology supporting the Company's electronic systems was developed using technology maintained under various patents (the "Chaplin Patents") held by Chaplin-Patents Holding Co., Inc. ("CPH") as well as patented technology acquired or developed by the Company. CPH, formerly a joint venture with Active Noise Vibration Technologies, Inc. ("ANVT"), was established to maintain and defend these patent rights. The former joint venture agreement relating to the Chaplin Patents required that the Company only license or share the related technology with entities who are affiliates of the Company. As a result, the Company established various joint ventures and formed other strategic alliances (see Note 3) to further develop the technology and electronic systems and components based on the Chaplin Patents, to develop such technology into commercial applications, to integrate the electronic systems into existing products and to distribute such systems and products into various industrial, commercial and consumer markets.

   The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $93.5 million on a cumulative basis through December 31, 1997 and has working capital of $11.7 million at December 31, 1997. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock and preferred stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. As discussed in Note 3, agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or the alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

     Cash and cash equivalents amounted to $12.6 million at December 31, 1997. Management believes that currently available funds may not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees, royalties and product sales and engineering development revenue. Reducing operating expenses and capital expenditure alone may not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain. In the event that technology licensing fees, royalties and product sales, and engineering and development revenue are not realized as planned, then management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

     There can be no assurance that funding will be provided by technology license fees, royalties and product sales and engineering and development revenue. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies (see Note 6 with respect to recent financing).

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1997 about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2.  Summary of Significant Accounting Policies:

Consolidation:

   The financial statements include the accounts of the Company and its majority owned subsidiaries. All material inter-company transactions and account balances have been eliminated in consolidation.

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

   Revenues recorded under the percentage of completion method amounted to $249,000, $9,000 and zero for the years ended December 31, 1995, 1996 and 1997, respectively.

Technology Licensing Fees:

     Technology licensing fees paid by joint venturers, co-venturers, strategic partners or other licensees which are nonrefundable, are recognized in income upon execution of the license agreement or upon completion of any performance criteria specified within the agreement. See Note 3, with respect to the license fee recorded by the Company in connection with Ultra Electronics, Ltd. in 1995 and New Transducers, Ltd. in 1997.

Advertising:

     Advertising costs are expensed as incurred. Expense for years ended December 31, 1995, 1996 and 1997 was $0.6 million, $0.5 million and $0.5 million, respectively.

Cash and cash equivalents:

     The Company considers all money market accounts and highly liquid investments with original maturities of three months or less at the time of purchase (principally comprise high quality investments in commercial paper) to be cash equivalents.


Inventories:

   Inventories are stated at the lower of cost (first in, first out) or market.

     With regard to the Company's assessment of the realizability of inventory, the Company periodically conducts a complete physical inventory, and reviews the movement of inventory on an item by item basis to determine the value of items which are slow moving. After considering the potential for near term product engineering changes and/or technological obsolescence and current realizability, the Company determines the current need for inventory reserves. After applying the above noted measurement criteria at December 31, 1996, and December 31, 1997, the Company determined that a reserve of $0.3 million and $0.5 million, respectively, was adequate.

Property and Equipment:

   Property and equipment are stated at cost and depreciation is recorded on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term.

Patent Rights:

   Patent rights are stated at cost and are amortized on a straight line basis over the remaining life of each patent (ranging from 1 to 15 years). Amortization expense was $0.4 million, $0.4 million and $0.3 million for 1995, 1996 and 1997, respectively. Accumulated amortization was $1.5 million and $1.8 at December 31, 1996 and 1997, respectively.

     It is the Company's policy to review its individual patents when events have occurred which could impair the valuation on any such patent.

Foreign currency translation:

   The financial statements for the United Kingdom operations are translated into U.S. dollars at year-end exchange rates for assets and liabilities and weighted average exchange rates for revenues and expenses. The effects of foreign currency translation adjustments are included as a component of stockholders' equity and gains and losses resulting from foreign currency transactions are included in income and have not been material.

Loss per common share:

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share," in the year ended December 31, 1997 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and dilutive loss per share. The impact on the per share amounts previously reported (primary and fully diluted) was not significant. The effects of potential common shares such as warrants, options, and convertible preferred stock has not been included, as the effect would be antidilutive. (See Notes 3, 6 and 7.)

Concentrations of Credit Risk:

     Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company considers all money market accounts and investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company primarily holds its cash and cash equivalents in two banks and commercial paper. Deposits in excess of federally insured limits were $12.4 million at December 31, 1997. The Company sells its products and services to original equipment manufacturers, distributors and end users in various industries worldwide. As shown below, the Company's five largest customers accounted for approximately 71% of revenues during 1997 and 59% of accounts receivable at December 31, 1997. The Company does not require collateral or other security to support customer receivables.

                                        (in thousands of dollars)
                                         As of December 31, 1997,
                                       and for the year then ended
                                     ---------------------------------
                                       Accounts
             CUSTOMER                 Receivable              Revenue
  --------------------------------   ------------       --------------
  Verity Group.plc                          $---               $3,000
  Telex Communications, Inc.                 ---                  391
  The Sharper Image                           53                  236
  Brookstone                                  60                  228
  Siemens AG                                 200                  200
  All Other                                  217                1,663
                                     ------------       --------------
                            Total           $530               $5,718
                                     ============       ==============

     The Company regularly assesses the realizability of its accounts receivable and performs a detailed analysis of its aged accounts receivable. When quantifying the realizability of accounts receivable, the Company takes into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness.

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

Stock-Based Compensation:

     During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 allow the Company to either expense the estimated fair value of stock options and warrants or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options or warrants been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option and warrant incentive plans. Please refer to Note 7 for further information.

Recently issued accounting pronouncements:

     In, June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has not yet determined whether the above pronouncements will have a significant effect on the information presented in the financial statements.

3.  Joint Ventures and Other Strategic Alliances:

   The following is a summary of certain of the Company's joint ventures and other strategic alliances as of December 31, 1997.

   The Company and certain of its majority-owned subsidiaries have entered into agreements to establish joint ventures and other strategic alliances related to the design, development, manufacture, marketing and distribution of its electronic systems and products containing such systems. These agreements generally provide that the Company license technology and contribute a nominal amount of initial capital and that the other parties provide substantially all of the funding to support the venture or alliance. This support funding generally includes amounts paid or services rendered for engineering and development. In exchange for this funding, the other party generally receives a preference in the distribution of cash and/or profits from the joint ventures or royalties from these alliances until such time that the support funding (plus an "interest" factor in some instances) is recovered. At December 31, 1997, there were no preferred distributions due to joint venture partners from future profits of the joint ventures.

   Technology licensing fees and engineering and development fees paid by joint ventures to the Company are recorded as income since there is no recourse to the Company for these amounts or any commitment by the Company to fund the obligations of the venture.

   When the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method. The aggregate amount of the Company's share of losses in these joint ventures in excess of the Company's investments which has not been recorded was zero at December 31, 1997. The Company will not be able to record any equity in income with respect to an entity until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded.

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

  Total revenues recorded by the Company relating to the joint ventures and alliances, or their principals, for technology licensing fees, engineering and development services and product sales were as follows:


                                             (in thousands of dollars)
                                           Years ended December 31,
                                        -------------------------------------
       Joint Venture/Alliance                1995         1996         1997
--------------------------------------  -----------  -----------  -----------
Walker Noise Cancellation                   $3,994          $90          $61
Technologies
Ultra Electronics, Ltd.                      3,153           62          ---
ELESA                                          424           28          ---
Siemens Medical Systems, Inc.                  260          319          172
Foster/NCT Supply, Ltd.                        133           10           28
AB Electrolux                                  129           12           34
Hoover Universal, Inc.                         ---          713          ---
Verity Group plc                               ---          ---        3,000
                                        -----------  -----------  -----------
                Total                       $8,093       $1,234       $3,295
                                        ===========  ===========  ===========


   Outlined below is a summary of the nature and terms of selected ventures or alliances:

Joint Ventures

     OnActive Technologies, L.L.C. ("OAT") is a limited liability company currently owned 42.5% by Applied Acoustic Research, L.L.C. ("AAR"), 42.5% by the Company and 15.0% by Hoover Universal, Inc., a wholly owned subsidiary of Johnson Controls, Inc.("JCI") (collectively, the "Members") under an Operating Agreement concluded in December, 1995 and amended in May, 1996. OAT will design, develop, manufacture, market, distribute and sell flat panel transducers ("FPT(TM)) and related components for use in audio applications and audio systems installed in ground based vehicles. Initial capital contributions by the Company and AAR were nominal and no Member is required to make any additional contribution to OAT. In May, 1996, JCI acquired a $1.5 million, 15% equity interest in OAT and acquired exclusive rights in the automotive OEM market to certain of the Company's and AAR's related patents for a total of $1.5 million, which was paid 50/50 to the Company and AAR. In connection therewith, the Company recorded a license fee of $750,000 during the year ended December 31, 1996. The Operating Agreement provides that services and subcontracts provided to OAT by the Members are to be compensated by OAT at 115% of the Members fully burdened cost. However, during 1996, administrative services required by OAT were provided by the Company and not charged to OAT. During 1996 such services were nominal. As of December 31, 1995 the Company recognized $80,000 of income relating to its share of 1995 profit in OAT. As of December 31, 1996 the Company reversed the $80,000 of income which related to its share of the 1996 loss in OAT. In consideration for certain marketing services to be provided by the Company and Oxford International, Ltd. (Oxford), an affiliate of AAR, OnActive will pay the Company and Oxford two percent (2%) each of the revenues or thirty percent (30%) each of the gross margin (whichever is less) received by OnActive from the sale of Top Down Surround Sound(TM) ("TDSS") systems and the licensing of TDSS technology to certain original equipment manufacturers.

Other Strategic Alliances:

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

   New Transducers Ltd.(NXT), a wholly owned subsidiary of Verity Group PLC ("Verity") and the Company executed a cross licensing agreement (the "Cross License") on March 28, 1997. Under terms of the Cross License, the Company licensed patents and patents pending which relate to FPT(TM) technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to the Company. In consideration of the license, during the first quarter 1997, NCT recorded a $3.0 million license fee receivable from NXT as well as royalties on future licensing and product revenue. The Company also executed a security deed (the "Security Deed") in favor of NXT granting NXT a conditional assignment in the patents and patents pending licensed to NXT under the Cross License in the event a default in a certain payment to be made by the Company under the Cross License continued beyond fifteen days. Concurrent with the Cross License, the Company and Verity executed agreements granting each an option for a four year period commencing on March 28, 1998, to acquire a specified amount of the common stock of the other subject to certain conditions and restrictions. With respect to the Company's option to Verity (the "Verity Option"), 3.8 million shares of common stock (approximately 3.4% of the then issued and outstanding common stock) of the Company are covered by such option and the Company executed a registration rights agreement (the "Registration Rights Agreement") covering such shares. Five million ordinary shares (approximately 2.0% of the then issued and outstanding ordinary shares) of Verity are covered by the option granted by Verity to the Company. The exercise price under each option is the fair value of a share of the applicable stock on March 28, 1997, the date of grant. On April 15, 1997, Verity, NXT and the Company executed several agreements and other documents (the "New Agreements") terminating the Cross License, the Security Deed, the Verity Option and the Registration Rights Agreement and replacing them with new agreements (respectively the "New Cross License", the "New Security Deed", the "New Verity Option" and the "New Registration Rights Agreement"). The material changes effected by the New Agreements were the inclusion of Verity as a party along with its wholly owned subsidiary NXT; providing that the license fee payable to NCT could be paid in ordinary shares of Verity stock; and reducing the exercise price under the option granted to Verity to purchase shares of the Company's common stock to $0.30 per share. The subject license fee was paid to the Company in ordinary shares of Verity stock which were subsequently sold by the Company. On September 27, 1997, Verity, NXT, NCT Audio Products, Inc. ("NCT Audio") and the Company executed several agreements and other documents, terminating the New Cross License and the New Security Deed and replacing them with new agreements (respectively, the "Cross License Agreement dated September 27, 1997" and the "Master License Agreement"). The material changes effected by the most recent agreements were an expansion of the fields of use applicable to the exclusive licenses granted to Verity and NXT, an increase in the royalties payable on future licensing and product revenues, cancellation of the New Security Deed covering the patents licensed by the Company, and the acceleration of the date on which the parties can exercise their respective stock purchase option to September 27, 1997.

4. Inventories:

     Inventories comprise the following:

                                              (in thousands of dollars)
                                                    December 31,
                                             ----------------------------
                                                   1996           1997
                                             -------------  -------------

Components                                           $543           $514
Finished goods                                        619          1,291
                                             -------------  -------------
Gross inventory                                    $1,162         $1,805
Reserve for obsolete & slow moving inventory        (262)          (472)
                                             -------------  -------------
Inventory, net of reserves                           $900         $1,333
                                             =============  =============


5.  Property and Equipment:

     Property and equipment comprise the following:

                                                 (in thousands of
                                                     dollars)
                                Estimated           December 31,
                               Useful Life    -------------------------
                                 (Years)          1996         1997
                               -------------  ------------ ------------

  Machinery and equipment          3-5             $1,763       $1,801
  Furniture and fixtures           3-5                749          869
  Leasehold improvements           7-10             1,185        1,177
  Tooling                          1-3              1,062          670
  Other                            5-10               167           74
                                              ------------ ------------
       Gross                                       $4,926       $4,591
  Less accumulated                                 (2,873)      (3,447)
  depreciation
                                              ------------ ------------
       Net                                         $2,053       $1,144
                                              ============ ============

     Depreciation expense for the years ended December 31, 1995, 1996 and 1997 was $0.6 million, $ 0.5 million and $0.6 million, respectively.


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

     Between January 15, 1997 and March 25, 1997, the Company issued and sold an aggregate amount of $3.4 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement pursuant to Regulation S of the Securities Act of 1933, as amended, (the "Securities Act") to five unrelated investors (the "Investors") through multiple dealers (the "First Quarter 1997 Financing") from which the Company realized $3.2 million of net proceeds. The Debentures were to mature between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, had the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price was the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also had the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. As of June 6, 1997, the Investors had converted all $3.4 million of the Debentures into 16.5 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock. In conjunction with the Debentures, the Company granted a warrant to purchase 75,000 shares of common stock to one investor. During the year ended December 31, 1997, the Company valued this warrant, using the Black-Scholes pricing model at $34,000 which was expensed as debt discount. The Company has recorded a $1.4 million non-cash interest expense attributable to the conversions of the Debentures in the first and second quarters of 1997 as an adjustment during the fourt quarter of 1997. If the shares were issued in lieu of debt at the respective issuance dates of the debt, supplementary basic and diluted net loss per share for the year ended December 31, 1997 would have been a loss of $0.08 per share.

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

     On September 4, 1997, the Company transferred $5,000 cash and all of the business and assets of its Audio Products Division as then conducted by the Company and as reflected on the business books and records of the Company to a newly incorporated company, NCT Audio, in consideration for 5,867 shares of NCT Audio common stock whereupon NCT Audio became a wholly owned subsidiary of the Company. The Company also granted NCT Audio an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to FPT(TM) and FPT(TM) based audio speaker products for all markets for such products excluding (a) markets licensed to or reserved by Verity and NXT under the Company's cross licensing agreements with Verity and NXT, (b) the ground based vehicle market licensed to OAT, (c) all markets for hearing aids and other hearing enhancing or assisting devices, and (d) all markets for headsets, headphones and other products performing functions substantially the same as those performed by such products in consideration for a license fee of $3.0 million (eliminated in consolidation) to be paid when proceeds are available from the sale of NCT Audio common stock and on-going future royalties payable by NCT Audio to the Company as provided in such license agreement. In addition, the Company agreed to transfer all of its rights and obligations under its cross licensing agreements with Verity and NXT to NCT Audio and to transfer the Company's interest in OAT to NCT Audio. Between October 10, 1997 and December 4, 1997 NCT Audio issued 2,145 shares of its common stock (including 533 shares issued to Verity) for an aggregate purchase price of $4.0 million in a private placement pursuant to Regulation D under the Securities Act (the "NCT Audio Financing"). NCT Audio has not met certain conditions regarding the filing of a registration statement for NCT Audio common stock. As such, holders of NCT Audio common stock have a right to convert their NCT Audio common stock into a sufficient number of restricted shares of NCT common stock to equal their original cash investment in NCT Audio, plus a 20% discount to market. As of February 27, 1998, no NCT Audio shareholder has exercised their right to convert NCT Audio common stock into NCT common stock under the terms noted above.

     Between October 28, 1997 and December 11, 1997, the Company entered into a series of subscription agreements (the "Subscription Agreements") to sell an aggregate amount of $13.3 million of Series C Convertible Preferred Stock (the "Preferred Stock") in a private placement, pursuant to Regulation D of the Securities Act, to 32 unrelated accredited investors through two dealers (the "1997 Preferred Stock Private Placement"). The total Preferred Stock Offering was completed on December 11, 1997. The aggregate net proceeds to the Company of the 1997 Preferred Stock Private Placement were $11.9 million. Each share of the Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Preferred Stock is convertible into fully paid and nonassessable shares of the Company's Common Stock subject to certain limitations. Under the terms of the Subscription Agreements the Company is required to exercise its best efforts to file a registration statement
("Registration Statement") on Form S-3 covering the resale of all shares of Common Stock of the Company issuable upon conversion of the Preferred Stock then outstanding within sixty (60) days after the first Closing of the 1997 Preferred Stock Private Placement. The shares of Preferred Stock become convertible into shares of Common Stock at any time commencing after the earlier of (i) the effective date of the Registration Statement; or (ii) ninety (90) days after the date of filing of the Registration Statement. Each share of Preferred Stock is convertible into a number of shares of Common Stock of the Company as determined in accordance with the Conversion Formula as set forth in the agreement using a conversion price equal to the lesser of (x) 120% of the five (5) day average closing bid price of Common Stock immediately prior to the closing date of the Preferred Stock being converted or (y) 20% below the five (5) day average closing bid price of Common Stock immediately prior to the conversion date thereof. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a description of the Conversion Formula.

   The conversion terms of the Preferred Stock also provide that in no event shall the average closing bid price referred to in the Conversion Formula be less than $0.625 per share and in no event shall the Company be obligated to issue more than 26.0 million shares of its Common Stock in the aggregate in connection with the conversion of the Preferred Stock. Accordingly, 26.0 million shares of Common Stock which could be issuable upon conversion of the Preferred Stock are included in the offering to which the prospectus relates. Under the terms of the Subscription Agreements the Company may be subject to a penalty if the Registration Statement is not declared effective within one hundred twenty
(120) days after the first closing of any incremental portion of the offering of Preferred Stock, such penalty to be in an amount equal to one and one half percent (1.5%) per month of the aggregate amount of Preferred Stock sold in the offering up to a maximum of ten percent (10%) of such aggregate amount. The Subscription Agreements also provide that for a period commencing on the date of the signing of the Subscription Agreements and ending ninety (90) days after the closing of the offering the Company will be prohibited from issuing any debt or equity securities other than Preferred Stock, and that the Corporation will be required to make certain payments in the event of its failure to effect conversion in a timely manner or in the event it fails to reserve sufficient authorized but unissued Common Stock for issuance upon conversion of the Preferred Stock.

     The Securities and Exchange Commission (the "SEC") has taken the position that when preferred stock is convertible to common stock at a conversion rate that is the lower of a rate fixed at issuance or a fixed discount from the common stock market price at the time of conversion, the discounted amount is an assured incremental yield, the "beneficial conversion feature", to the preferred shareholders and should be accounted for as an embedded dividend to preferred shareholders. As such, this dividend was recognized in the earnings per share calculation.

Stock subscription receivable:

   The $0.4 million stock subscription receivable at December 31, 1997 represents a receivable of $0.1 million due from a director which was paid in 1998, and a $0.3 million receivable from the escrow agent for the NCT Audio financing which has not yet been paid.

Shares reserved for common stock options and warrants:

   At December 31, 1997 aggregate shares reserved for issuance under common stock option plans and warrants amounted to 17.7 million shares of which common stock options and warrants for 18.6 million shares are outstanding (see Note 7) and 16.2 million shares are exercisable.


7.  Common Stock Options and Warrants:

     The Company applies APB 25 in accounting for its various employee stock option incentive plans and warrants and, accordingly, recognizes compensation expense as the difference, if any, between the market price of the underlying common stock and the exercise price of the option on the date of grant. The effect of applying SFAS No. 123 on 1995, 1996 and 1997 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future periods due to, among other factors, (i) the vesting period of the stock options and (ii) the fair value of additional stock option grants in future periods. If compensation expense for the Company's stock option plans and warrants had been determined based on the fair value of the options or warrants at the grant date for awards under the plans in accordance with the methodology prescribed under SFAS No. 123, the Company's net loss would have been $5.8 million, $12.8 million and $15.8 million, or $(.07), $(0.13) and $(0.14) per share in 1995, 1996 and 1997, respectively. The fair value of the options and warrants granted in 1995, 1996 and 1997 are estimated in the range of $0.44 to $1.25, $0.48 to $0.58 and $0.16 to $4.07 per share, respectively, on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield 0%, volatility of 1.040, 1.225 and 1.289 in 1995, 1996 and 1997, respectively, risk free interest rates in the range of 5.63% to 7.84%, 5.05% to 6.50% and 5.79% to 6.63% for 1995, 1996 and 1997, respectively, and expected life of 3 years. The weighted average fair value of options granted during 1995, 1996 and 1997 are estimated in the range of $0.37 to $0.66, $0.49, and $0.13 to $0.58 per share, respectively also using the Black-Scholes option-pricing model.

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

   Information with respect to 1987 Plan activity is summarized as follows:

                                       Years Ended December 31,
                       ---------------------------------------------------------
                            1995              1996               1997
                       ---------  ------- ------------------ -------------------
                                 Weighted          Weighted            Weighted
                                 Average           Average             Average
                                 Exercise          Exercise            Exercise
                       Shares    Price    Shares   Price    Shares     Price
                       -------   -------- -------- --------- -------- --------
Outstanding at
 beginning of year     1,790,472  $0.58  1,540,000   $0.56  1,500,000    $0.54
Options granted               -      -          -       -   1,350,000     0.51
Options exercised       (232,651)  0.66         -       -          -        -
Options canceled,
 expired or forfeited    (17,821)  1.39    (40,000)   1.31 (1,500,000    (0.54)
                       =========        ==========         ==========
Outstanding at end
 of year               1,540,000  $0.56  1,500,000   $0.54  1,350,000    $0.51
                       =========        ==========         ==========
Options exercisable
 at year-end           1,540,000  $0.56  1,500,000   $0.54  1,350,000    $0.51
                       =========        ==========         ==========


   As of December 31, 1997, options for the purchase of 217,821 shares were available for future grant under the 1987 Plan.

   Information with respect to non-plan stock option activity is summarized as follows:

                                      Years Ended December 31,
                       ---------------------------------------------------------
                             1995              1996              1997
                       ----------------  ----------------- ---------------------
                               Weighted           Weighted            Weighted
                               Average            Average             Average
                               Exercise           Exercise            Exercise
                       Shares  Price     Shares   Price    Shares     Price
                       ------  --------  -------  -------- ------     --------
Outstanding at
 beginning of year     1,641,995  $1.98  403,116    $1.04    372,449     $1.08
Options granted               -       -        -        -  7,844,449      0.41
Options exercised      (328,667)   0.51  (26,667)    0.50         -         -
Options canceled,
 expired or forfeited  (910,212)   2.92   (4,000)    1.33 (3,897,449)     0.53
                       ========          =======           =========
Outstanding at end
 of year                403,116   $1.04  372,449    $1.08  4,319,449     $0.36
                       ========          =======           =========
Options exercisable
 at year-end            399,116   $1.02  370,449    $1.07  4,319,449     $0.36
                       ========          =======           =========

   On October 6, 1992, the Company adopted a stock option plan as amended (the "1992 Plan") for the granting of options to purchase up to 10,000,000 shares of common stock to officers, employees and certain directors.

   Information with respect to 1992 Plan activity is summarized as follows:

                                     Years Ended December 31,
                       ---------------------------------------------------------
                              1995                1996               1997
                       -------------------  ----------------   -----------------
                                  Weighted           Weighted           Weighted
                                  Average            Average            Average
                                  Exercise           Exercise           Exercise
                       Shares     Price     Shares   Price     Shares   Price
                       --------   --------  -------- --------  ------   --------
Outstanding at
 beginning of year     4,058,542   $2.75   4,004,248  $1.00   6,022,765   $0.86
Options granted        5,386,422    1.04   2,156,500   0.67   4,652,222    0.55
Options exercised       (161,423)   0.85     (33,533)  0.75  (1,141,795   (0.64)
Options canceled,
 expired or forfeited (5,279,293)   2.29    (104,450)  1.37    (503,256)  (0.99)
                       =========           =========          =========
Outstanding at end
 of year               4,004,248    1.00   6,022,765  $0.86   9,029,936   $0.72
                       =========           =========          =========
Options exercisable
 at year-end           1,534,335   $1.31   5,835,265  $0.86   6,592,436   $0.73
                       =========           =========          =========

   As of December 31, 1997, no shares were available for future grants of restricted stock awards and for options to purchase common stock under the 1992 Plan.

     As of December 31, 1997, 1.9 million options have been granted but are not exercisable until such time as the Company's stockholders approve an increase in the number of shares of the Company's Common Stock included in the 1992 Plan. At the time of such stockholder approval, if the market value of the Company's stock exceeds the exercise price of the subject options, the Company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and market price, times the number of options involved.

   On November 15, 1994, the Board of Directors adopted the Noise Cancellation Technologies, Inc. Option Plan for Certain Directors (the "Directors Plan"), as amended. Under the Directors Plan 821,000 shares have been approved by the Board of Directors for issuance. The options granted under the Directors Plan have exercise prices equal to the fair market value of the Common Stock on the grant dates, and expire five years from date of grant.

   Information with respect to Directors Plan activity is summarized as follows:

                                   Years Ended December 31,
                      ----------------------------------------------------------
                           1995             1996              1997
                      -------------------  ----------------   ------------------
                                 Weighted            Weighted          Weighted
                                 Average             Average           Average
                                 Exercise            Exercise          Exercise
                      Shares     Price     Shares    Price    Shares   Price
                      ------     --------  ------    -------- ------   --------
Outstanding at
 beginning of year      240,000    $0.97   821,000     $0.73  746,000     $0.73
Options granted       1,076,000     0.77         -         -        -         -
Options exercised             -        -         -         -        -         -
Options canceled,
 expired or
 forfeited             (495,000)    0.92   (75,000)     0.75        -         -
                        =======            =======           ========
Outstanding at end
 of year                821,000    $0.73   746,000     $0.73  746,000     $0.73
                        =======            =======           ========
Options exercisable
 at year-end            305,000    $0.70   746,000     $0.73  746,000     $0.73
                        =======            =======           ========

     As of December 31, 1997, there were 75,000 options for the purchase of shares available for future grants under the Directors Plan.

     The following information summarizes information about the Company's stock options outstanding at December 31, 1997:

                               Options Outstanding      Options Exercisable
                            --------------------------  -------------------
                                            Weighted
                                            Average
                                            Remaining
                                            Contrac-   Weighted         Weighted
                                 Number     tual Life  Average  Number  Average
     Plan       Range of         Out-       (In        Exercise Exer-   Exercise
  Plan          Exercise Price   standing   Years)     Price    cisable   Price
--------------  --------------   ---------  ---------  -------  -------  -------
1987 Plan       $0.50 to $0.63   1,350,000   1.18      $0.51   1,350,000   $0.51

Non-Plan        $0.27 to $5.09   4,319,449   4.14      $0.36   4,319,449   $0.36

1992 Plan       $0.27 to $4.00   9,029,936   4.89      $0.72   6,592,436   $0.73

Director's Plan $0.66 to $0.75     746,000   1.88      $0.73     746,000   $0.73



Warrants:

   The Company had shares of its common stock reserved at December 31, 1995, December 31, 1996, and December 31, 1997, for warrants outstanding, all of which are exercisable.

   Information with respect to warrant activity is summarized as follows:

                                     Years Ended December 31,
                       --------------------------------------------------------
                            1995              1996               1997
                       ---------------- -----------------  --------------------
                               Weighted          Weighted              Weighted
                               Average           Average               Average
                               Exercise          Exercise              Exercise
                       Shares   Price   Shares    Price    Shares      Price
                       ------- -------- -------  --------  -------     --------
Outstanding at
 beginning of year   4,829,896  $1.20  4,032,541   $0.71   3,888,539     $0.72
Warrants granted     2,418,750   0.76         -       -    2,846,923      0.76
Warrants exercised    (327,105)  0.76   (144,002)   0.45    (854,119)    (0.41)
Warrants canceled,
 expired or
 forfeited          (2,889,000)  1.57         -           (2,734,423     (0.75)
                     =========         =========           =========
Outstanding at
 end of year         4,032,541  $0.71  3,888,539   $0.72   3,146,920     $0.81
                     =========         =========           =========
Warrants
 exercisable
 at year end         4,032,541  $0.71  3,888,539   $0.72   3,146,920     $0.81
                     =========         =========           =========


The following table summarizes information about warrants outstanding at December 31, 1997:


                            Warrants Outstanding           Warrants Exercisable
                    -----------------------------------   ---------------------
                                  Weighted
                                  Average
                                  Remaining
                                  Contractual  Weighted                Weighted
                                  Life         Average                 Average
                    Number        (In          Exercise   NumberPrice  Exercise
Range of Exercise   Outstanding   Years)       Price      Exercisable  Price
-----------------   -----------   ------------ --------   -----------  --------
$0.69 to $4.00       3,146,920       2.06       $0.81      3,146,920     $0.81



8.  Related Parties:

     Environmental Research Information, Inc.

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

     Quiet Power Systems, Inc.

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

   For the years ended December 31, 1995, 1996 and 1997 the Company was not required to pay any commissions to QSI under any of these Marketing Agreements.

   The Company has also entered into a Teaming Agreement with QSI under which each party agrees to be responsible for certain activities relating to transformer quieting system development projects to be undertaken with utility companies. Under this Teaming Agreement, QSI is entitled to receive 19% of the amounts to be received from participating utilities and the Company is entitled to receive 81%. During the fiscal year ended December 31, 1995, 1996 and 1997 no payments were required to be made to QSI.

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

     As of February 27, 1998, QSI has paid all installments due and payable for the exclusivity fee and owes the Company $150,000 which was due on January 1, 1998 and is fully reserved, and other than as described above, owes no other amounts to the Company.

Other Parties

   During 1995, 1996 and 1997 the Company purchased $0.5 million, $0.6 million and $0.7 million respectively, of products from its various manufacturing joint venture entities.


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

   At December 31, 1997, the Company had available net operating loss carryforwards of approximately $76.9 million and research and development credit carryforwards of $1.3 million for federal income tax purposes which expire as follows:

                              (in thousands of dollars)
                          ----------------------------------
                                             Research and
                           Net Operating      Development
                Year          Losses            Credits
                ----      ----------------  ----------------
                1999                 $151                 --
                2000                  129                 --
                2001                  787                 --
                2002                2,119                 --
                2003                1,974                 --
                2004                1,620                 --
                2005                3,870               $141
                2006                1,823                192
                2007                6,866                118
                2008               13,456                321
                2009               16,293                413
                2010                9,386                 61
                2011                8,980                 67
                2012                9,457 (1)
                          ----------------   ----------------
                Total             $76,911             $1,313
                          ================   ================

(1)Includes approximately $4.1 million net operating loss relating to NCT Audio Products, Inc.

   The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance of $1.4 million , $3.3 million and $3.0 million in 1995, 1996 and 1997, respectively.

   The types of temporary differences that give rise to significant portions of the deferred tax assets and the federal and state tax effect of those differences as well as federal net operating loss and research and development credit at December 31, 1996 and 1997 were as follows:


                                           (in thousands of
                                               dollars)
                                        ------------------------
                                          1996          1997
                                        ---------     ----------
    Accounts receivable                 $    281      $     207
    Inventory                                108            191
    Property and equipment                   187             68
    Accrued expenses                         243             69
    Stock compensation                     2,684          2,698
    Other                                    324            299
                                        --------      ----------
       Total temporary differences      $  3,827      $   3,532
    Federal net operating losses          22,903         26,149
    Federal research and development       1,246          1,313
    credits
                                        --------      ----------
                                        $ 27,976      $  30,994
    Less: Valuation allowance            (27,976)       (30,994)
                                        ---------     ----------
       Deferred taxes                   $      -      $       -
                                        =========     ==========


10.  Litigation:

   On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. The suit requests the Court to award judgment in favor of Mr. Valerio as follows: (i) establish and declare that a proposed independent sales representation agreement submitted to Mr. Valerio by the Company and signed by Mr. Valerio but not executed by the Company was made and entered into between Mr. Valerio and the Company on June 30, 1992; (ii) declare that the Company is guilty of breach of contract and that the purported agreement was terminated by unilateral and illegitimate withdrawal by the company; (iii) order the Company to pay Mr. Valerio $30,000 for certain amounts alleged to be owing to Mr. Valerio by the Company; (iv) order the Company to pay commissions to which Mr. Valerio would have been entitled if the Company had followed up on certain alleged contacts made by Mr. Valerio for an amount to be assessed by technicians and accountants from the Court Advisory Service; (v) order the Company to pay damages for the harm and losses sustained by Mr. Valerio in terms of loss of earnings and failure to receive due payment in an amount such as shall be determined following preliminary investigations and the assessment to be made by experts and accountants from the Court Advisory Service and in any event no less than 3 billion Lire ($18.9 million); and (vi) order the Company to pay damages for the harm done to Mr. Valerio's image for an amount such as the judge shall deem equitable and in case for no less than 500 million Lire ($3.1 million). The Company retained an Italian law firm as special litigation counsel to the Company in its defense of this suit. On March 6, 1996, the Company, through its Italian counsel, filed a brief of reply with the Tribunal of Milan setting forth the Company's position that: (i) the Civil Tribunal of Milan is not the proper venue for the suit, (ii) Mr. Valerio's claim is groundless since the parties never entered into an agreement, and (iii) because Mr. Valerio is not enrolled in the official Register of Agents, under applicable Italian law Mr. Valerio is not entitled to any compensation for his alleged activities. A preliminary hearing before the Tribunal was held on May 30, 1996, certain pretrial discovery has been completed and a hearing before a Discovery Judge was held on October 17, 1996. Submissions of the parties final pleadings were to be made in connection with the next hearing which was scheduled for April 3, 1997. On April 3, 1997, the Discovery Judge postponed this hearing to May 19, 1998, due to reorganization of all proceedings pending before the Tribunal of Milan. Management is of the opinion that the lawsuit is without merit and will contest it vigorously. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a severe material effect on quarterly or annual operating results.

     On September 16, 1997, Ally Capital Corporation ("Ally") filed suit against the Company, John J. McCloy II, Michael J. Parrella, Jay M. Haft and Alistair J. Keith in the United States District Court for the District of Connecticut (the "District Court"). The complaint was not served on the Company until January 16, 1998, and has yet to be served on the individual defendants. The individual defendants are current and former officers and directors of the Company. The complaint alleges three (3) causes of action arising out of an agreement (the "Asset Purchase Agreement") which the Company entered into with another entity known as Active Noise and Vibration Technologies, Inc. ("ANVT") whereby the Company agreed to acquire ANVT's patented and unpatented intellectual property, the rights and obligations under a defined list of agreements between ANVT and twenty-one (21) other parties (the "Listed Parties") relating to existing or potential joint ventures, licensing and other business relationships, and certain items of office and laboratory equipment. For these assets, the Company paid ANVT two hundred thousand ($200,000.00) dollars and issued ANVT two million (2,000,000) shares of the Company's common stock. The Asset Purchase Agreement also provided ANVT with the right to certain contingent payments, to the extent the Company generated certain levels of revenue from joint venture, licensing or other contractual relationships with any of the Listed Parties. Plaintiff Ally is an unsecured creditor of ANVT and is not a party to the Asset Purchase Agreement; however, Ally asserts an interest to part of the consideration paid ANVT by virtue of an escrow agreement between ANVT and the escrow agent for the benefit of ANVT's secured and unsecured creditors. Ally purports to allege claims of fraud, negligent misrepresentation and a claim under the Connecticut Unfair Trade Practice Act based upon purported representations made to ANVT, not Ally. Thus, it is alleged that the Company misrepresented to ANVT the Company's financial condition, the number of shares it could issue and the value of the contingent payment rights under the Asset Purchase Agreement. In connection with the claims, Ally seeks compensatory damages in excess of one million two hundred thousand ($1,200,000.00) dollars, punitive damages and attorney fees. On March 4, 1998, the Company served its motion to dismiss the complaint pursuant to Federal Rule of Civil Procedure 12. The basis for the motion include: that the summons and complaint were not served for more than one hundred twenty (120) days after the complaint was filed, in violation of Federal Rule of Civil Procedure 4; that Ally lacks standing to bring its claims as they are based on purported representations made by the Company to ANVT, not Ally; that the claims are legally insufficient under Connecticut law; and that plaintiff has failed to join necessary parties, ANVT and the escrow agent. As no discovery has taken place, the Company is unable to assess the likelihood of an adverse result. Management, however, believes it has meritorious defenses and intends a vigorous defense of this lawsuit. However, in the event this lawsuit does result in a substantial final judgment against the Company, said judgment could have a severe material effect on quarterly or annual operating results.


11.  Commitments and Contingencies:

   The Company is obligated for minimum annual rentals (net of sublease income) under operating leases for offices, warehouse space and laboratory space, expiring through April 2007 with various renewal options, as follows:

                                         (in thousands
                                           of dollars)
                                         -------------
                      Year Ending
                      December 31,           Amount
                  ---------------------  -------------
                          1998              $  436
                          1999                 437
                          2000                 296
                          2001                  77
                          2002                  63
                       Thereafter              266
                                         =============
                          Total             $1,575
                                         =============

   Rent expense (net of sublease income) was $0.8 million, $0.6 million and $0.4 million for each of the three years ended December 31, 1995, 1996 and 1997, respectively. During 1995, rent expense was paid, in part, through the issuance of common stock (see Note 6).

   In April, 1996, the Company established the Noise Cancellation Employee Benefit Plan (the "Benefit Plan") which provides, among other coverage, certain health care benefits to employees and directors of the Company's United States operations. The Company administers this modified self insured Benefit Plan through a commercial third party administrative health care provider. The Company's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $1.0 million while combined individual and family benefit exposure in each Benefit Plan fiscal year is limited to $35,000. Benefit claims in excess of the above mentioned individual or the maximum aggregate stop loss are covered by a commercial third party insurance provider to which the Company pays a nominal premium for the subject stop loss coverage. The Company records benefit claim expense in the period in which the benefit claim is incurred. As of February 27, 1998, the Company was not aware of any material benefit claim liability.

   On September 16, 1994, the Company acquired the patents, technology, other intellectual property and certain related tangible assets of ANVT. In addition, ANVT is entitled to a future contingent earn-out based on revenues generated by the ANVT contracts assigned to the Company as well as certain types of agreements to be entered into by the Company with parties previously having a business relationship with ANVT. Future contingent payments, if any, will be charged against the associated revenues. As of the period ended December 31, 1997, no such contingent earn-out or payments were due ANVT.


   12.  Information on Business Segments:

   The Company operates in only one business segment, specifically engaged in the design, development, production and distribution of electronic systems that actively reduce noise and vibration. The Company's worldwide activities consist of operations in the United States, Europe and Japan. Revenue, (income) loss and identifiable assets by geographic area are as follows:

                                  (in thousands of dollars)
                                         December 31,
                           -----------------------------------------
                              1995           1996          1997
                           ------------   ------------  ------------
    Revenues
       United States            $6,095         $2,674        $2,089
       Europe                    4,065            480         3,270
       Far East                    306             10           359
                           ------------   ------------  ------------
            Total              $10,466         $3,164        $5,718
                           ============   ============  ============
    Net (Income) Loss
       United States            $3,761         $9,752        $9,211
       Europe                     (36)            912           411
       Far East                    343            161           226
                           ------------   ------------  ------------
          Total                 $4,068        $10,825        $9,848
                           ============   ============  ============
    Identifiable Assets
        United States           $8,997         $5,366       $17,060
        Europe                     586            515           301
                           ------------   ------------  ------------
           Total                $9,583         $5,881       $17,361
                           ============   ============  ============

                                      SIGNATURES

      Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOISE CANCELLATION TECHNOLOGIES, INC.

By:   /s/ MICHAEL J. PARRELLA                              Date: March 31, 1998
      -----------------------
      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                  Capacity          Date
  ------------------------------------------------------------------------


  /s/ MICHAEL J. PARRELLA      President and Director      March 31, 1998
  ---------------------------- (Principal Executive
      Michael J. Parrella            Officer)



  /s/ CY E. HAMMOND           Senior Vice President and    March 31, 1998
  ---------------------------- Chief Financial Officer
      Cy E. Hammond           (Principal Financial and
                                 Accounting Officer)



  /s/ JAY M. HAFT               Chairman of the Board
  ----------------------------  of Directors and Director  March 31, 1998
      Jay M. Haft


  /s/ JOHN J. McCLOY II               Director             March 31, 1998
  ----------------------------
      John J. McCloy II


  /s/ SAMUEL A. OOLIE                 Director             March 31, 1998
  ----------------------------
      Samuel A. Oolie


  /s/ MORTON SALKIND                  Director             March 31, 1998
  ----------------------------
      Morton Salkind


  /s/ STEPHAN CARLQUIST               Director             March 31, 1998
  ----------------------------
      Stephan Carlquist

                        (Richard A. Eisner & Company, LLP Letterhead)

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II

Board of Directors and Stockholders OF
  Noise Cancellation Technologies, Inc.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements as at December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997 taken as a whole. The information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.




/s/ RICHARD A. EISNER & COMPANY, LLP

New York, New York
February 27, 1998

                                   SCHEDULE II
NOISE CANCELLATION TECHNOLOGIES, INC. AND
SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands of dollars)

---------------------------------------------------------------------------------------------------------------------------
Column A                                           Column B       Column C         Column D        Column E       Column F
---------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                   Balance at     charged to                                      Balance
                                                   beginning      costs and        Decuctions      Deductions     at end
       Description                                 of Period      expenses         describe        describe       of period
---------------------------                        ----------     ----------       ----------      ----------     ---------
Year ended December 31, 1995:
  Allowance for doubtful accounts                  $      901     $      552       $    1,334(2)   $        -     $     119
                                                   ==========     ==========       ==========      ==========     =========

Year ended December 31, 1996:
  Allowance for doubtful accounts                  $      119     $      192       $      188(2)   $        -     $     123
                                                   ==========     ==========       ==========      ==========     =========

Year ended December 31, 1997:
  Allowance for doubtful accounts                  $      123     $      130       $       65(2)   $      150(3)  $      38
                                                   ==========     ==========       ==========      ==========     =========

Year ended December 31, 1995:
  Allowance for inventory obsolence                $    2,025     $      452       $    2,122(1)   $        -     $     355
                                                   ==========     ==========       ==========      ==========     =========

Year ended December 31, 1996:
  Allowance for inventory obsolence                $      355     $        -       $       93(1)   $        -     $     262
                                                   ==========     ==========       ==========      ==========     =========

Year ended December 31, 1997:
  Allowance for inventory obsolence                $      262     $      210       $        -      $        -     $     472
                                                   ==========     ==========       ==========      ==========     =========

Attention is directed to the foregoing accountants' reports and to the accompanying notes to the consolidated financial statements.
(1) To write off reserves  applied to December 31, 1994 and December 31, 1995 inventory.
(2) To write off fully reserved accounts receivable deemed uncollectible.
(3) To reduce reserve for accounts collected.