Form 10-K/A
period 1997-12-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1998-04-30
CIK 722051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                 FORM 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1997

Commission File Number:    0-18267

Noise Cancellation Technologies, Inc.
(Exact name of registrant as specified in its charter)

        Delaware                                    59-2501025
-------------------------------                --------------------
(State or other jurisdiction of                   (IRS Employer
  incorporation organization)                   Identification No.)

1025 West Nursery Road, Linthicum, MD               21090
(Address of principal executive office)            (Zip Code)

(410) 636-8700
(Registrant's telephone number, including area code)

                                        PART II
ITEM 11.    EXECUTIVE COMPENSATION

   Set forth below is certain information for the three fiscal years ended December 31, 1997, 1996 and 1995 relating to compensation received by the Company's Chief Executive Officer and all executive officers of the Company other than the Chief Executive Officer (collectively the "Named Executive Officers") whose total annual salary and bonus for the fiscal year ended December 31, 1997, exceeded $100,000 for services rendered in all capacities.


                           SUMMARY COMPENSATION TABLE


                                                                                     Securities
                                                               Other                 Underlying           All
Name and Principal                                             Annual                Options/Warrants     Other
     Position               Year     Salary($)   Bonus($)      Compensation($)       SARs(#)              Compensation
-------------------         -------  ---------   -------       ---------------       ----------------     ------------

Michael J. Parrella         1997     $120,000    $243,058      $15,348               3,062,500 (2)        $5,218  (3)
     President and          1996      120,000     106,885       15,348                 475,000             5,218  (3)
     Chief                  1995       90,833      47,168        6,395               1,622,000 (4),(16)        -
     Executive
     Officer  (1)

Jay M. Haft                 1997       52,638           -            -                 543,500 (5)             -
     Chairman  (1)          1996       64,000           -            -                 200,000                 -
                            1995      110,000           -            -                 937,000 (6),(16)        -

Cy E. Hammond               1997       94,000      65,939            -                 150,000 (8)             -
     Sr. Vice               1996       94,000           -            -                       -                 -
     President, Chief       1995       92,500           -            -                 439,436 (9),(16)        -
     Financial
     Officer  (7)

John B. Horton              1997      105,000      50,000            -                 325,000 (10)            -
     Sr.Vice                1996      116,932 (11)      -            -                       -                 -
     President, General     1995       93,101 (11)      -            -                 903,834 (12),(16)
     Counsel and
     Secretary (11)

Irene Lebovics              1997      105,000           -            -                 301,250 (13)            -
     Sr. Vice               1996      105,000           -            -                       -                 -
     President and          1995       88,000           -            -                 658,850 (14),(16)       -
     President of
     NCT Hearing
     Products, a
     div. of
     the Company

Stephen J. Fogarty          1997      105,000      16,653       15,986                  30,000                 -
     Sr.Vice                1996      105,833           -            -                       -                 -
     President,
     Chief                  1995      104,434      10,083            -                 391,400 (15), (16)      -
     Financial Officer (7)



     (1) Mr. Haft was elected Chairman of the Board and relinquished the title of Chief Executive Officer on July 17,1996. Prior thereto, and from November 15, 1994, Mr. Haft served as Co-Chairman of the Board and Chief Executive Officer. From July 17, 1996 to June 19, 1997, the authority and responsibility of the Chief Executive Officer were delegated by the Board of Directors to the Executive Committee consisting of Messrs. Haft and Parrella with Mr. Haft serving as the Committee's Chairman. Mr. Parrella was elected Chief Executive on June 19, 1997.

     (2) Refer to the "Options and Warrants Granted in 1997" table and the footnotes thereto.

     (3) Consists of annual premiums for $2.0 million personal life insurance policy paid by the Company on behalf of Mr. Parrella.

     (4) Excludes options and warrants to purchase 1,385,000 shares of the Company's common stock forfeited under the "Exchange Program" described in footnote (16) below, for a net new grant under the Exchange Program and the "1992 Plan", described in footnote (16) below, of 237,000 options and warrants all of which were exercisable at December 31, 1997.

     (5) Refer to the "Options and Warrants Granted in 1997" table and the footnotes thereto.

     (6) Excludes options and warrants to purchase 585,000 shares of the Company's common stock forfeited under the "Exchange Program" described in footnote (16) below, for a net new grant under the Exchange Program and the "Directors Plan", described in footnote (16) below), of 402,000 options and warrants all of which were exercisable at December 31, 1997.

     (7) Mr. Fogarty resigned as Senior Vice President and Chief Financial Officer on April 24, 1997, and Mr. Hammond was elected to those offices on September 4, 1997. Services were rendered by Mr. Fogarty as a consultant to the Company for the period July 1, 1997 through December 31, 1997.

     (8) Refer to the "Options and Warrants Granted in 1997" table and the footnotes thereto.

     (9) Excludes options to purchase 389,436 shares of the Company's common stock forfeited under the "Exchange Program" described in footnote
          (16) below, for a net new grant under the Exchange Program and the "1992 Plan" described in footnote (16) below of 50,000 options all of which were exercisable at December 31, 1997.

     10) Refer to the "Options and Warrants Granted in 1997" table and the footnotes thereto.

     (11) Mr. Horton was elected Senior Vice President, General Counsel and Secretary of the Company on May 6, 1996. Services were rendered by Mr. Horton as a consultant to the Company for the period January, 1995 through April, 1996.

     (12)Excludes options to purchase 828,834 shares of the Company's common stock forfeited under the "Exchange Program" described in footnote
          (16) below, for a net new grant under the Exchange Program and the "1992 Plan" described in footnote (16) below of 75,000 options all of which were exercisable at December 31, 1997.

     (13) Refer to the "Options and Warrants Granted in 1997" table and the footnotes thereto.

     (14)Excludes options to purchase 507,600 shares of the Company's common stock forfeited under the "Exchange Program" described in footnote
          (16) below, for a net new grant under the Exchange Program and the "1992 Plan", described in footnote (16) below, of 151,250 options all of which were exercisable at December 31, 1997.

     (15)Excludes options to purchase 316,400 shares of the Company's common stock forfeited under the "Exchange Program" described in footnote
          (16) below, for a new grant under the Exchange Program and the "1992 Plan", described in footnote (16) below, of 75,000 options all of which were exercised at December 31, 1997.

     (16)On November 8, 1995, the Company received an offer from a Canadian institutional investor to purchase 4,800,000 shares of the Company's common stock at a price of $0.75 per share, the fair market value of such shares on that date. At that time virtually all of the Company's authorized capital of 100,000,000 shares of common stock was issued and outstanding or reserved for issuance upon the exercise of outstanding warrants and options to purchase common stock of the Company. Therefore, in order to make sufficient shares available to effect the sale of 4,800,000 shares of common stock to such investor, the Company adopted a program (the "Exchange Program"), to be partially implemented through the Noise Cancellation Technologies, Inc. Stock Incentive Plan (the "1992 Plan") and the Company's Option Plan for Certain Directors (the "Directors Plan") and partially outside such plans, under which all directors, officers, certain active consultants (all of whom were former directors or officers of the Company) and all current employees were given the right to exchange presently owned warrants and options that had shares of common stock reserved for issuance upon their exercise (respectively, "Old Warrants" and "Old Options") for new warrants and options which initially, and until the requisite corporate action was taken to increase the authorized capital of the Company and reserve the required number of shares of common stock for issuance upon their exercise, would not have any shares of common stock reserved for issuance upon their exercise (respectively, "New Warrants" and "New Options"). The exercise price of the New Warrants and New Options was established at $0.75 per share, the fair market value of the Company's common stock on November 8, 1995, the date the Exchange Program was adopted, and exchanges were to be effected starting with the Old Warrants and Old Options having the highest exercise prices and proceeding in descending order of exercise prices until sufficient shares of common stock became available for the Company to implement the sale of common stock to the Canadian investor. If possible, no exchanges were to be made which would involve Old Warrants or Old Options having an exercise price below $0.75 per share, and, in fact, no such exchanges were required. The exercise prices of the Old Warrants and Old Options exchanged for New Warrants and New Options ranged from a high of $5.09 per share to $0.75 per share.

          The  New  Warrants  and New Options  became fully vested upon the surrender and forfeiture of Old Warrants and Old Options to purchase a corresponding number of shares (as adjusted in accordance with the foregoing formula in the case of those having a $0.75 per share exercise price). However, the New Warrants and New Options would not become exercisable until:
           (i) approval by the Company's  stockholders  of an amendment
           to  the   Certificate   of   Incorporation   increasing  the
           authorized capital by an amount of additional shares of common stock at least sufficient to provide the number of shares needed to be reserved to permit the exercise of all New Warrants and New Options, and (ii) the completion of such further corporate action including amendments to the 1992 Plan and the Directors Plan that may be necessary or appropriate in connection with the implementation of the Exchange Program. Such stockholder approval and further corporate action were obtained and completed on July 17, 1996, and August 14, 1996, respectively. The expiration dates of the New Warrants and New Options are the same as the expiration dates of the Old Warrants and Old Options exchanged except that if such expiration date occurred prior to the date on which the New Warrants or New Options become exercisable, the expiration date for such New Warrants or New Options would be ninety (90) days following the date on which such New Warrants and New Options become exercisable.
           In all other respects, the terms and conditions of the New Warrants and New Options are the same as the terms and conditions of the Old Warrants and Old Options exchanged.

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


Stock Options and Warrants

      The following tables summarize the Named Executive Officers' stock option and warrant activity during 1997.

                      OPTIONS AND WARRANTS GRANTED IN 1997



                                                Percent of
                                                Total
                               Warrants         Options                              Potential Realized Value
                                                and                                  at Assumed Annual
                               Shares           Warrants                             Rates of Stock Price
                               Underlying       Granted     Exercise                 Appreciation for Option
                               Options and      to          Price                    and Warrant Term (4)
                               Warrants         Employees   Per      Expiration      ---------------------
    Name                       Granted          in 1997     Share    Date            5%         10%
    ----                       -----------      ----------  -------- --------        --------   ----------


     Michael J. Parrella        862,500 (1)       13.3%    $0.7500   12/31/99        $99,814     $209,398
                                250,000 (1)        3.9%     0.5000   02/26/99         13,473       27,700
                                450,000 (2)        6.9%     0.2656   05/02/04         48,657      113,391
                              1,500,000 (3)       23.1%     0.6875   10/06/04        419,822      978,365

     Jay M. Haft                218,500 (1)        3.4%     0.7500   12/31/99         25,286       53,047
                                 75,000 (2)        1.2%     0.2656   05/02/04          8,109       18,898
                                250,000 (3)        3.9%     0.6875   10/06/04         69,970      163,061

     Cy E. Hammond               25,000 (1)        0.4%     0.7500   12/31/99          2,893        6,070
                                 50,000 (2)        0.8%     0.2656   05/02/04          5,406       12,599
                                 75,000 (3)        1.2%     0.6875   10/06/04         20,991       48,918

     John B. Horton             200,000 (1)        3.1%     0.7500   09/16/00         20,744       43,285
                                 50,000 (2)        0.8%     0.2656   05/02/04          5,406       12,599
                                 75,000 (3)        1.2%     0.6875   10/06/04         20,991       48,918

     Irene Lebovics             201,250 (1)        3.1%     0.7500   12/31/99         23,290       48,860
                                100,000 (2)        1.5%     0.2656   05/02/04         10,813       25,198

     Stephen J. Fogarty          30,000 (2)        0.5%     0.2656   05/02/04          3,244        7,559




(1) Expiration dates of the warrants and options to purchase common stock of the Company were extended for an additional two years from the original date of expiration.

(2) Options to purchase these shares were granted pursuant to the 1992 Plan and are currently exercisable.

(3) Options to purchase these shares were granted pursuant to the 1992 Plan and are not exercisable until such time as the Company's stockholders approve an increase in the number of shares of the Company's common stock included in the 1992 Plan.

(4) The dollar amounts on these columns are the result of calculations at the 5% and 10% rates required by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the stock price.


               1997 Aggregated Options and Warrant Exercises and
                  December 31, 1997 Option and Warrant Values


                                                     Number of Shares
                         Number                      Underlying                       Value of Unexercised
                         of                          Unexercised Options              In-the-Money Options
                         Shares                      and Warrants at                  and Warrants at
                         Acquired                    December 31, 1997                December 31, 1997
                         on          Value        ---------------------------     ----------------------------
     Name                Exercise    Realized     Exercisable   Unexercisable     Exercisable    Unexercisable
---------------          --------    ---------    -----------   -------------     -----------    -------------

Michael J. Parrella      449,456     $389,035     2,737,000      1,500,000       $1,401,962      $656,250

Jay M. Haft                    -            -     1,282,000        250,000          587,074       109,375

Cy E. Hammond                  -            -       319,718         75,000          148,018        32,813

John B. Horton                 -            -       539,417         75,000          233,528        32,813

Irene Lebovics                 -            -       592,550              -          282,358             -

Stephen J. Fogarty       263,200       77,640             -              -                -             -




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

Compensation Committee Interlocks and Insider Participation

      During the fiscal year ended December 31, 1997, the following persons served as members of the Compensation Committee of the Company's Board of
Directors: Jay M. Haft, John J. McCloy, II, and Sam Oolie. Mr. Haft, Chairman of the Committee, during such fiscal year, was Chairman of the Board and an employee of the Company, and was a manager of OnActive Technologies, LLC, a subsidiary of the Company. Mr. Haft served as President of the Company from November, 1994, until July, 1995, and served as its Chief Executive Officer from November, 1994, to July 17, 1996. Mr. Haft has also served as a member of the Board of Directors of the Company's subsidiary, NCT Audio, since August 25, 1997. Messrs. McCloy and Oolie have also served as members of the Board of Directors of NCT Audio since November 14, 1997, and September 4, 1997, respectively.

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

      In 1989, the Company established a joint venture with Environmental Research Information, Inc., ("ERI") to jointly develop, manufacture and sell (i) products intended for use solely in the process of electric power generation, transmission and distribution and which reduce noise and/or vibration resulting from such process, (ii) personal quieting products sold directly to the electric utility industry and (iii) products that reduce noise and/or vibration emanating from fans and fan systems (collectively, "Power and Fan Products"). In 1991, in connection with the termination of this joint venture, the Company agreed, among other things, during the period ending February 1996, to make payments to ERI equal to (i) 4.5% of the Company's sales of Power and Fan Products and (ii) 23.75% of fees derived by the Company from its license of Power and Fan Products technology, subject to an overall maximum of $4,500,000. Michael J. Parrella, President of the Company, was Chairman of ERI at the time of both the establishment and termination of the joint venture and owns approximately 12% of the outstanding capital of ERI. In addition, Jay M. Haft, Co-Chairman, and Chief Executive Officer of the Company, shares investment control over an additional 24% of the outstanding capital of ERI. The Company believes that the respective terms of both the establishment of the joint venture with ERI and its termination were comparable to those that could have been negotiated with other persons or entities. During the fiscal year ended December 31, 1997, the Company was not required to make any such payments to ERI under these agreements.

      In 1993, the Company entered into three Marketing Agreements with Quiet Power Systems, Inc. ("QSI") (until March 2, 1994, "Active Acoustical Solutions, Inc."), a company which is 33% owned by ERI and 2% owned by Mr. Haft. Under the terms of one of these Marketing Agreements, QSI has undertaken to use its best efforts to seek research and development funding for the Company from electric and natural gas utilities for applications of the Company's technology to their industries. In exchange for this undertaking, the Company has issued a warrant to QSI to purchase 750,000 shares of Common Stock at $3.00 per share. The last sale price for the Common Stock reported on the NASDAQ National Market System on May 15, 1993, the date of the Marketing Agreement, was $2.9375. The warrant becomes exercisable as to specific portions of the total 750,000 shares of Common Stock upon the occurrence of defined events relating to QSI's efforts to obtain such funding for the Company. When such defined events occur, the Company will record a charge for the amount by which the market price of the Common Stock on such date exceeds $3.00 per share, if any. The warrant remains exercisable as to each such portion from the occurrence of the defined event through October 13, 1998. As of December 31, 1994, contingencies had been removed against 525,000 warrants resulting in a 1993 non-cash charge of $120,250. This Marketing Agreement also grants to QSI a non-exclusive right to market the Company's products that are or will be designed and sold for use in or with equipment used by electric and/or natural gas utilities for non-retrofit applications in North America. QSI is entitled to receive a sales commission on any sales to a customer of such products for which QSI is a procuring cause in obtaining the first order from such customer. In the case of sales to utility company customers, the commission is 6% of the revenues received by the Company. On sales to original equipment manufacturers for utilities, the commission is 6% on the gross revenue NCT receives on such sales from the customer in the first year, 4% in the second year, 2% in the third year and 1% in the fourth year, and
 .5% in any future years after the fourth year. QSI is also entitled to receive a 5% commission on any research and development funding it obtains for NCT, and on any license fees it obtains for the Company from the license of the Company's technology. The initial term of this Agreement is three years renewable automatically thereafter on a year-to-year basis unless a party elects not to renew.

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

      Under the terms of the third Marketing Agreement, QSI is granted an exclusive right to market the Company's products that are or will be designed and sold for use in or with equipment used by electric and/or natural gas utilities for retrofit applications in North America. QSI is entitled to receive a sales commission on any sales to a customer of such products equal to 129% of QSI's marketing expenses attributable to the marketing of the products in question, which expenses are to be deemed to be the lesser of QSI's actual expenses or 35% of the revenues received by the Company from the sale of such products. QSI is also entitled to receive a 5% commission on research and development funding similar to that described above. QSI's exclusive rights continue for an indefinite term provided it meets certain performance criteria relating to marketing efforts during the first two years following product availability in commercial quantity and minimum levels of product sales in subsequent years. In the event QSI's rights become non-exclusive, depending on the circumstances causing such change, the initial term then becomes either three or five years from the date of this Marketing Agreement, with subsequent one-year automatic renewals in each instance unless either party elects not to renew. During the fiscal year ended December 31, 1997, the Company was not required to pay any commissions to QSI under any of these Marketing Agreements.

      The Company has also entered into a Teaming Agreement with QSI under which each party agrees to be responsible for certain activities relating to transformer quieting system development projects to be undertaken with utility companies. Under this Teaming Agreement, QSI is entitled to receive 19% of the amounts to be received from participating utilities and the Company is entitled to receive 81%. During the fiscal year ended December 31, 1997, the Company made no payments to QSI for project management services.

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

      As of April 15, 1998, QSI has paid all installments due and payable for the exclusivity fee and owes the Company $150,000.00 which was due on January 1, 1998, and is fully reserved. Other than as described above, owes no other amounts to the Company.

      The Company believes that the terms of its agreements with QSI are comparable to those that it could have negotiated with other persons or entities.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

      The following table sets forth, as of April 24, 1998, information concerning the shares of common stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the common stock of the Company, each Director, and each Named Executive Officer, and all executive officers and Directors of the Company as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.




                                         Amount and             Approximate
                                          Nature of              Percentage
                                         Beneficial              of Class
      Name of Beneficial Owner          Ownership (1)               (1)
-------------------------------------  ------------------        ------------

Michael J. Parrella                            2,750,333   (2)         2.03%
John J. McCloy                                 3,661,591   (3)         2.72%
Jay M. Haft                                    1,282,000   (4)         0.96%
Sam Oolie                                        565,000   (5)         0.42%
Morton Salkind                                    75,000   (6)         0.06%
Stephan Carlquist                                150,000   (7)         0.11%
Irene Lebovics                                 1,388,067   (8)         1.04%
Cy E. Hammond                                    319,718   (9)         0.24%
John B. Horton                                   559,417  (10)         0.42%
Stephen J. Fogarty                                     -                  -
All Executive Officers and Directors          10,876,126  (11)         7.72%
    as a Group (10 persons)
Carole Salkind                                 9,542,143  (12)         7.18%
Her Majesty The Queen,                        11,250,000  (13)         8.46%
    Province of Alberta, Canada

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

     (2) Includes 862,500 shares issuable upon the exercise of currently exercisable warrants and 1,874,500 shares issuable upon the exercise of currently exercisable options. Does not include 7,500,000 shares issuable upon the exercise of options which become exercisable upon stockholder approval of an amendment to the 1992 Plan increasing the number of shares of common stock covered by the 1992 Plan (the "1992 Plan Amendment").



     (3) Includes 862,500 shares issuable upon the exercise of currently exercisable warrants and 900,000 shares issuable upon the exercise of currently exercisable options. Does not include 150,000 shares issuable upon the exercise of options which become exercisable upon stockholder approval of the 1992 Plan Amendment.

     (4) Includes 218,500 shares issuable upon the exercise of currently exercisable warrants, 10,000 restricted shares and 1,053,500 shares issuable upon the exercise of currently exercisable options. Does not include 700,000 shares issuable upon the exercise of options which become exercisable upon stockholder approval of the 1992 Plan Amendment.

     (5) Includes 25,000 restricted shares and 290,000 shares issuable upon the exercise of currently exercisable options. Does not include 150,000 shares issuable upon the exercise of options which become exercisable upon stockholder approval of the 1992 Plan Amendment.

     (6) Includes 25,000 shares issuable upon the exercise of currently exercisable options and 25,000 options to purchase shares in 1998 and 1999, respectively. Does not include 150,000 shares issuable upon the exercise of options which become exercisable upon stockholder approval of the 1992 Plan Amendment.


     (7) Includes 150,000 shares issuable upon the exercise of currently exercisable options. Does not include 150,000 shares issuable upon the exercise of options which become exercisable upon stockholder approval of the 1992 Plan Amendment.

     (8) Includes 201,250 shares issuable upon the exercise of currently exercisable warrants and 391,300 shares issuable upon the exercise of currently exercisable options. Does not include 1,000,000 shares issuable upon the exercise of options which become exercisable upon stockholder approval of the 1992 Plan Amendment.

     (9) Includes 25,000 shares issuable upon the exercise of currently exercisable warrants and 294,718 shares issuable upon the exercise of currently exercisable options. Does not include 325,000 shares issuable upon the exercise of options which become exercisable upon stockholder approval of the 1992 Plan Amendment.

     (10) Includes 20,000 shares issuable upon the exercise of currently exercisable warrants and 539,417 shares issuable upon the exercise of currently exercisable options. Does not include 175,000 shares issuable upon the exercise of options which become exercisable upon stockholder approval of the 1992 Plan Amendment.

      (11) Includes 2,189,750 shares issuable to 6 executive officers and directors of the Company upon the exercise of currently exercisable warrants, 5,643,435 shares issuable to 10 executive officers and directors of the Company upon the exercise of currently exercisable options, 35,000 restricted shares issued to 2 directors of the Company and 50,000 shares issuable to 1 director of the Company, 25,000 shares in each of the years 1998 and 1999, respectively. Does not include 10,550,000 sahres issuable t o 10 executive officers and directors of the Company upon the exercise of options which become exercisable upon stockholder approval of the 1992 Plan Amendment.

     (12) Carole Salkind's address is 801 Harmon Cove Towers, Secaucus, New Jersey 07094.

     (13) Her Majesty the Queen, Province of Alberta, Canada's address is Room 530, Terrace Building, 9515 107th Street, Edmondton, Alberta T5K 2C3.

                                      SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NOISE CANCELLATION TECHNOLOGIES, INC.


                        By:   /s/ CY E. HAMMOND
                              -------------------------------
                              Cy E. Hammond
                              Senior Vice President and
                              Chief Financial Officer

April 30, 1998