Form 10-K/A
period 1997-12-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1998-05-04
CIK 722051

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

                                  (In Thousands of Dollars and Shares)
                                        Years Ended December 31,
                          ------------------------------------------------------
                             1993           1994       1995      1996       1997
                          ------------------------------------------------------
STATEMENTS OF OPERATIONS
DATA:
REVENUES
 Product Sales                $1,728        $2,337     $1,589    $1,379     $1,720
 Engineering and               3,598         4,335      2,297       547        368
development services
 Technology licensing
fees and other                    60           452      6,580     1,238      3,630
                              ------        ------     ------    ------     ------
      Total revenues          $5,386        $7,124    $10,466    $3,164     $5,718
                              ------        ------    -------    ------     ------
COSTS AND EXPENSES:
 Cost of sales                $1,309        $4,073     $1,579    $1,586     $2,271
 Cost of engineering and       2,803         4,193      2,340       250        316
development services
 Selling, general and          7,231         9,281      5,416     4,890      5,217
administrative
 Research and development      7,963         9,522      4,776     6,974      6,235
 Interest (income)
expense, net                    (311)         (580)       (49)       17      1,397 (4)
 Equity in net (income)
loss of unconsolidated
affiliates                     3,582(1)      1,824        (80)       80          -
 Other expense, net                -           718        552       192        130
                             -------       -------    -------   -------    -------
      Total costs and
      expenses               $22,577       $29,031    $14,534   $13,989    $15,566
                             -------       -------    -------   -------    -------
 Net loss                   $(17,191)(1)  $(21,907)   $(4,068) $(10,825)   $(9,848)

 Preferred stock                   -             -          -         -      1,623
dividend requirement
 Accretion of difference
between carrying
amount and redemption
amount of
redeemable preferred
stock                              -             -          -         -        285
                           --------       --------    -------  --------   --------
 Net (loss) attributable
to common stockholders     $(17,191)(1)  $(21,907)    $(4,068) $(10,825)  $(11,756)
                           ========      ========     =======  ========   ========
 Weighted average number
of common shares
outstanding(2)--basic
and diluted                  70,416        82,906      87,921   101,191    124,101
                           ========       ========    =======  ========   ========

 Basic and Diluted Net
loss per share             $  (0.24)(1)  $  (0.26)    $ (0.05) $  (0.11)  $  (0.09)
                           ========       ========    =======  ========   ========



                                              December 31,
                          ------------------------------------------------------
                             1993       1994       1995      1996       1997
                          ------------------------------------------------------
BALANCE SHEET DATA:
 Total assets                $29,541    $12,371     $9,583    $5,881    $17,361

 Total liabilities             6,301      6,903      2,699     3,271      2,984
 Long-term debt                  ---        ---        105        --         --
 Accumulated deficit         (46,873)   (68,780)   (72,848)  (83,673)   (93,520)
 Stockholders' equity(3)      23,239      5,468      6,884     2,610     14,377
 Working capital              19,990        923      1,734    (1,312)    11,696
(deficiency)

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

(4)Includes interest expenses of approximately $1.4 million relating to the beneficial conversion feature on convertible debt issued in 1997.


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

Consolidated Statements of Cash Flows, for the years ended
December  31, 1995, 1996 and 1997                             F-5

Notes to the Consolidated Financial Statements                F-6

            (Richard A. Eisner & Company, L.L.P. Letterhead)
                     REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders of
  Noise Cancellation Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of Noise Cancellation Technologies, Inc. and subsidiaries as at December 31, 1996 and
December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995, 1996 and 1997 financial statements of the Company's two foreign subsidiaries. These subsidiaries accounted for revenues of approximately $1,200,000, $407,000 and $67,000 for the years ended December 31, 1995, 1996 and
1997, respectively, and assets of approximately $586,000, $515,000 and $301,000 at December 31, 1995, 1996 and 1997, respectively. These statements were audited by other auditors whose reports have been furnished to us, one of which contained a reference to its dependence on the parent for continued financial support. Our opinion, insofar as it relates to the amounts included for these entities, is based solely on the reports of the other auditors.

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

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not been able to generate sufficient cash flow from operating activities to sustain its operations and since it has incurred net losses since inception, it has been and continues to be dependent on equity financing, joint venture arrangements to support its business efforts. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RICHARD A. EISNER & COMPANY, L.L.P.
New York, New York
February 27, 1998

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
F-2                                                      (in thousands of
                                                             dollars)
                                                           December 31,
                                                        --------------------
                                                          1996       1997
                                                        ---------- ---------
                        ASSETS
Current assets:
     Cash and cash equivalents                          $     368  $ 12,604
     Accounts receivable:
         Trade:
                Technology license fees and royalties         150       200
                Joint Ventures and affiliates                   2         -
                Other                                         392       368
         Unbilled                                              63         -
         Allowance for doubtful accounts                     (123)      (38)
                                                        ---------- ---------
                     Total accounts receivable          $     484  $    530

     Inventories, net of reserves                             900     1,333
     Other current assets                                     207       213
                                                        ---------- ---------
                     Total current assets               $   1,959  $ 14,680

Property and equipment, net                                 2,053     1,144
Patent rights and other intangibles, net                    1,823     1,488
Other assets                                                   46        49
                                                        ---------  ---------
                                                        $   5,881  $ 17,361
                                                        ========== =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $   1,465  $  1,324
     Accrued expenses                                       1,187     1,392
     Accrued payroll, taxes and related expenses              618       181
     Customers' advances                                        1        87
                                                        ---------- ---------
                     Total current liabilities          $   3,271  $  2,984
                                                        ---------- ---------

Commitments and contingencies

                 STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 10,000,000 shares
authorized,
    13,250 Series C issued (redemption amount
    $13,314,399)                                        $       -  $ 10,458
Common stock, $.01 par value, 140,000,000 and
185,000,000 shares,
   respectively, authorized; issued and outstanding
111,614,405 and
   133,160,212 shares, respectively                         1,116     1,332
Additional paid-in-capital                                 85,025    96,379
Accumulated deficit                                       (83,673)  (93,521)
Cumulative translation adjustment                             142       119
Common stock subscriptions receivable                           -      (390)
                                                        ---------- ---------
                     Total stockholders' equity         $   2,610  $ 14,377
                                                        ---------- ---------
                                                        $   5,881  $ 17,361
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


NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands of dollars and shares)
F-4
                                                                                     Cumul-              Expenses
                                Series C                                             ative    Stock      to be
                              Convertible                                            Trans-   Subscrip-  Paid
                            Preferred Stock      Common Stock   Additional  Accumu-  lation   tion       With
                           -----------------   ----------------   Paid-In   lated    Adjust-  Receiv-    Common
                            Shares    Amount   Shares    Amount   Capital   Deficit  ment     able       Stock     Total
                           -------    ------   ------    ------ ----------  -------  -------  ---------  --------  -----

Balance at December 31, 1994   -    $   -      86,089   $  861   $ 75,177  $(68,780) $   152  $  (1,196) $ (746)   $ 5,468

Sale of common stock,
 less expenses of $271         -        -       6,800       68      3,921         -        -          -       -      3,989
Consulting expense
 attributable to warrants      -        -           -        -          8         -        -          -       -          8
Shares issued upon
 exercise of warrants &
 options                       -        -       1,050       10        692         -        -        (13)      -        689
Receipt of services in
 payment of stock
 subscription                  -        -           -        -          -         -        -      1,196       -      1,196
Settlement of obligations      -        -           -        -       (344)        -        -          -     746        402
Net loss                       -        -           -        -          -    (4,068)       -          -       -     (4,068)
Translation adjustment         -        -           -        -          -         -        (2)        -       -         (2)
Retirement of shares
 attributable to license
 revenue (Note 3)              -        -      (1,110)     (11)      (787)        -         -         -       -       (798)
                           -----  -------     -------  --------  --------- --------- --------  --------- -------  ---------
Balance at December 31, 1995   -  $     -      92,829  $   928   $ 78,667  $(72,848) $    150  $    (13) $    -   $  6,884

Sale of common stock,
 less expenses of $245         -        -      18,595      186      6,178         -         -        13       -      6,377
Shares issued upon exercise
 of warrants & options         -        -         204        2        102         -         -         -       -        104
Net loss                       -        -           -        -          -   (10,825)        -         -       -    (10,825)
Translation adjustment         -        -           -        -          -         -        (8)        -       -         (8)
Restricted shares issued
 for Directors' compensation   -        -          20        -         13         -         -         -       -         13
Consulting expense
 attributable to options       -        -           -        -         96         -         -         -       -         96
Retirement of shares related
 to patent acquisition         -        -         (25)       -        (26)        -         -         -       -        (26)
Retirement of shares in
 settlement of employee
 receivable                    -        -          (8)       -         (5)        -         -         -       -         (5)
                           -----  -------    --------  --------  --------- --------- ---------  -------- -------  ---------
Balance at December 31, 1996   - $      -     111,615  $ 1,116   $ 85,025  $(83,673) $    142         -       -    $ 2,610

Sale of common stock           -        -       2,857       29        471         -         -         -       -        500
Shares issued upon exercise
 of warrants and options       -        -       1,996       20      1,115         -         -       (64)      -      1,071
Sale of Series C preferred
 stock less expenses
 of $551                      13   11,863           -        -          -         -         -         -       -     11,863
Discount on beneficial
 conversion price to
 preferred shareholders        -   (3,313)          -        -      3,313         -         -         -       -          -
Amortization of discount
 on beneficial conversion
 price to preferred
 shareholders                  -    1,908           -        -     (1,908)        -         -         -       -          -
Sale of subsidiary  common
 stock,  less  expenses
 of $65                        -        -           -        -      3,573         -         -      (326)      -      3,247
Common stock issued upon
 conversion of convertible
 debt, less expense of $168    -        -      16,683      167      4,714         -         -         -       -      4,881
Net loss                       -        -           -        -          -    (9,848)        -         -       -     (9,848)
Translation adjustment         -        -           -        -          -         -       (23)        -       -        (23)
Restricted shares issued
 for Directors' compensation   -        -          10        -          2         -         -         -       -          2
Warrant issued in
 conjunction with
 convertible debt              -        -           -        -         34         -         -         -       -         34
Compensatory stock
 options and warrants          -        -           -        -         40         -         -         -       -         40
                           ----- --------   ---------  --------   ------- ---------    -------  -------  -------- ---------
Balance at
December 31, 1997             13 $ 10,458     133,161 $  1,332    $96,379  $(93,521)   $  119     $(390)   $  -   $ 14,377
                           ===== ========   ========= =========   ======= =========    =======  =======  ======== =========

See notes to consolidated financial statements.


NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
F-5
                                                                   (in thousands of dollars)
                                                                    Years Ended December 31,
                                                                1995            1996        1997
                                                              ---------      ----------   --------
Cash flows from operating activities:
    Net loss                                                   $(4,068)       $(10,825)   $(9,848)
    Adjustments   to  reconcile  net  loss  to
    net  cash  (used  in)  operating activities:
      Depreciation and amortization                              1,127           1,000        899
      Common stock and warrants issued as consideration for:
         Compensation                                                8             109         42
         Rent and marketing expenses                               355               -          -
         Interest on debentures                                      -               -         51
         Convertible debt                                            -               -         34
      Debt cost incurred related to convertible debt                 -               -        211
      Common stock retired in settlement of employee
       account receivable                                            -              (5)         -
      Receipt of license fee in exchange for inventory
       and release of obligation                                (3,266)              -          -
      Discount on beneficial conversion price to
       convertible debt                                              -               -      1,420
      Provision for tooling costs and write off                     94             371        515
      Provision for doubtful accounts                              552             192        130
      Equity in net (income) loss of unconsolidated
       affiliates                                                  (80)             80          -
      Unrealized foreign currency (gain) loss                       32             (45)         8
      (Gain) Loss on disposition of fixed assets                   107              83         (4)
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                302              61       (127)
         (Increase) in license fees receivable                       -            (150)       (50)
         (Increase) decrease in inventories                        212             813       (433)
         (Increase) decrease in other assets                       299              67        (12)
         Increase (decrease) in accounts payable and
          accrued expenses                                        (190)             55        135
         Increase (decrease) in other liabilities                 (482)            436       (414)
                                                               ---------       --------   --------
      Net cash (used in) operating activities                  $(4,998)        $(7,758)   $(7,443)
                                                               ---------       --------   --------
Cash flows from investing activities:
    Capital expenditures                                       $   (80)        $  (186)   $  (244)
    Acquisition of patent rights                                  (210)              -          -
    Sales of short term investments                                 18               -          -
    Sale of capital expenditures                                     -               -         67
                                                               ---------       --------   --------
      Net cash (used in) investing activities                  $  (272)        $  (186)   $  (177)
                                                               ---------       --------   --------
Cash flows from financing activities:
    Proceeds from:
      Convertible debt (net)                                   $     -         $     -    $ 3,199
      Sale of common stock (net)                                 3,989           6,377        500
      Sale of preferred stock (net)                                  -               -     11,863
      Sale of subsidiary stock (net)                                 -               -      3,247
      Exercise of stock purchase warrants and options              689             104      1,071
                                                              ---------        --------   --------

      Net cash provided by financing activities                $ 4,678         $ 6,481    $19,880
                                                              ---------        --------   --------

Effect of exchange rate changes on cash                        $     -         $     -    $   (24)
                                                              --------         -------    --------
Net increase (decrease) in cash and cash equivalents           $  (592)        $(1,463)   $12,236
Cash and cash equivalents - beginning of period                  2,423           1,831        368
                                                              --------         --------   --------
Cash and cash equivalents - end of period                      $ 1,831         $   368    $12,604
                                                              ========         ========   ========

Cash paid for interest                                         $     4         $     4    $     8
                                                              ========         ========   ========

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

Product Sales:

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

Technology Licensing Fees:

   Technology licensing fees paid by joint venturers, co-venturers, strategic partners or other licensees which are nonrefundable, are recognized in income upon execution of the license agreement. If any license fee is subject to completion of any performance criteria specified within the agreement, then such license fee is deferred until such performance criteria is met. See Note 3, with respect to the license fees recorded by the Company in connection with Ultra Electronics, Ltd. in 1995 and New Transducers, Ltd. in 1997.


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

   With regard to the Company's assessment of the realizability of inventory, the Company periodically conducts a complete physical inventory, and reviews the movement of inventory on an item by item basis to determine the value of items which are slow moving. After considering potential for near term product engineering changes and/or technological obsolescence and current realizability, the Company determines the current need for inventory reserves. After applying the above noted measurement criteria at December 31, 1996, and December 31, 1997, the Company determined that a reserve of $0.3 million and $0.5 million, respectively, was adequate.

Property and Equipment:

   Property and equipment are stated at cost and depreciation is recorded on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term.

Patent Rights:

   Patent rights are stated at cost and are amortized on a straight line basis over the remaining life of each patent (ranging from 1 to 15 years). Amortization expense was $0.4 million, $0.4 million and $0.3 million for 1995, 1996 and 1997, respectively. Accumulated amortization was $1.5 million and $1.8 million at December 31, 1996 and 1997, respectively.

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

Loss per common share:

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in the year ended December 31, 1997 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and dilutive loss per share. The impact on the per share amounts previously reported (primary and fully diluted) was not significant. The effects of potential common shares such as warrants, options, and convertible preferred stock has not been included, as the effect would be antidilutive (see Notes 3, 6 and 7).

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

Recently issued accounting pronouncements:

   In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has not yet determined whether the above pronouncements will have a significant effect on the information presented in the financial statements.


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

   Total revenues recorded by the Company relating to the joint ventures and alliances, or their principals, for technology licensing fees, engineering and development services and product sales were as follows:



                                             (in thousands of dollars)
                                              Years ended December 31,
                                        -------------------------------------
       Joint Venture/Alliance              1995         1996         1997
--------------------------------------  -----------  -----------  -----------
Walker Noise Cancellation
Technologies                                $3,994          $90          $61
Ultra Electronics, Ltd.                      3,153           62          ---
ELESA                                          424           28          ---
Siemens Medical Systems, Inc.                  260          319          172
Foster/NCT Supply, Ltd.                        133           10           28
AB Electrolux                                  129           12           34
Hoover Universal, Inc.                         ---          713          ---
Verity Group plc                               ---          ---        3,000
                                        -----------  -----------  -----------

                Total                       $8,093       $1,234       $3,295
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


4.  Inventories:

   Inventories comprise the following:

                                              (in thousands of dollars)
                                                    December 31,
                                             ----------------------------
                                                 1996           1997
                                             -------------   ------------

Components                                   $    543        $   514
Finished goods                                    619          1,291
                                             -------------   ------------
Gross inventory                              $  1,162        $ 1,805
Reserve for obsolete & slow moving inventory     (262)          (472)
                                             -------------   ------------
Inventory, net of reserves                   $    900        $ 1,333
                                             =============   ============


5.  Property and Equipment:

   Property and equipment comprise the following:

                                              (in thousands of dollars)
                                Estimated          December 31,
                               Useful Life    -------------------------
                                 (Years)         1996         1997
                               -------------  ------------ ------------

  Machinery and equipment          3-5        $ 1,763      $ 1,801
  Furniture and fixtures           3-5            749          869
  Leasehold improvements           7-10         1,185        1,177
  Tooling                          1-3          1,062          670
  Other                            5-10           167           74
                                              ------------ ------------
       Gross                                  $ 4,926      $ 4,591
  Less accumulated depreciation                (2,873)      (3,447)
                                              ------------ ------------
       Net                                    $ 2,053      $ 1,144
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

   Between January 15, 1997 and March 25, 1997, the Company issued and sold an aggregate amount of $3.4 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement pursuant to Regulation S of the Securities Act of 1933, as amended, (the "Securities Act") to five unrelated investors (the "Investors") through multiple dealers (the "First Quarter 1997 Financing") from which the Company realized $3.2 million of net proceeds. The Debentures were to mature between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, had the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price was the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also had the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. As of June 6, 1997, the Investors had converted all $3.4 million of the Debentures into 16.5 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock. In conjunction with the Debentures, the Company granted a warrant to purchase 75,000 shares of common stock to one investor. During the year ended December 31, 1997, the Company valued this warrant, using the Black-Scholes pricing model at $34,000 which was expensed as debt discount. The Company has recorded a $1.4 million non-cash interest expense attributable to the conversions of the Debentures in the first and second quarters of 1997 as an adjustment during the fourth quarter of 1997. If the shares were issued in lieu of debt at the respective issuance dates of the debt, supplementary basic and diluted net loss per share for the year ended December 31, 1997 would have been a loss of $0.08 per share.

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


7.  Common Stock Options and Warrants:

   The Company applies APB 25 in accounting for its various employee stock option incentive plans and warrants and, accordingly, recognizes compensation expense as the difference, if any, between the market price of the underlying common stock and the exercise price of the option on the date of grant. The effect of applying SFAS No. 123 on 1995, 1996 and 1997 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future periods due to, among other factors, (i) the vesting period of the stock options and (ii) the fair value of additional stock option grants in future periods. If compensation expense for the Company's stock option plans and warrants had been determined based on the fair value of the options or warrants at the grant date for awards under the plans in accordance with the methodology prescribed under SFAS No. 123, the Company's net loss would have been $5.8 million, $12.8 million and $15.8 million, or $(0.07), $(0.13) and $(0.14) per share in 1995, 1996 and 1997, respectively. The fair value of the options and warrants granted in 1995, 1996 and 1997 are estimated in the range of $0.44 to $1.25, $0.48 to $0.58 and $0.16 to $4.07 per share, respectively, on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield 0%, volatility of 1.040, 1.225 and 1.289 in 1995, 1996 and 1997, respectively, risk free interest rates in the range of 5.63% to 7.84%, 5.05% to 6.50% and 5.79% to 6.63% for 1995, 1996 and 1997, respectively, and expected life of 3 years. The weighted average fair value of options granted during 1995, 1996 and 1997 are estimated in the range of $0.37 to $0.66, $0.49, and $0.13 to $0.58 per share, respectively also using the Black-Scholes option-pricing model.

   Stock Options:

   The Company's 1987 Stock Option Plan (the "1987 Plan") provides for the granting of up to 4,000,000 shares of common stock as either incentive stock options or nonstatutory stock options. Options to purchase shares may be granted under the 1987 Plan to persons who, in the case of incentive stock options, are full-time employees (including officers and directors) of the Company; or, in the case of nonstatutory stock options, are employees or non-employee directors of the Company. The exercise price of all incentive stock options must be at least equal to the fair market value of such shares on the date of the grant and may be exercisable over a ten-year period. The exercise price and duration of the nonstatutory stock options are to be determined by the Board of Directors. Options granted under the 1987 Plan generally vest 20% upon grant and 20% per annum thereafter as determined by the Board of Directors.


   Information with respect to 1987 Plan activity is summarized as follows:

                                              Years Ended December 31,
                       -------------------------------------------------------------------------
                              1995                     1996                      1997
                       ---------------------     --------------------       -----------------
                                    Weighted                  Weighted                  Weighted
                                    Average                   Average                   Average
                                    Exercise                  Exercise                  Exercise
                       Shares       Price        Shares       Price         Shares      Price
                       ------       --------     ------       --------      ------      --------

Outstanding at           1,790,472    $0.58        1,540,000    $0.56         1,500,000  $ 0.54
 beginning of year
Options granted                  -        -                -        -         1,350,000    0.51
Options exercised         (232,651)    0.66                -        -                 -       -
Options canceled,
 expired or forfeited      (17,821)    1.39          (40,000)    1.31        (1,500,000)  (0.54)
                         ---------                 ---------                  ---------
Outstanding at end of
 year                    1,540,000    $0.56        1,500,000    $0.54         1,350,000  $ 0.51
                         =========                 =========                  =========

Options exercisable      1,540,000    $0.56        1,500,000    $0.54         1,350,000  $ 0.51
 at year-end             =========                 =========                  =========

   As of December 31, 1997, options for the purchase of 217,821 shares were available for future grant under the 1987 Plan.

   The Company's non-plan options are granted from time to time at the discretion of the Board of Directors. The exercise price of all non-plan options generally must be at least equal to the fair market value of such shares on the date of grant and generally are exercisable over a five to ten year period as determined by the Board of Directors. Vesting of non-plan options varies from
(i) fully vested at the date of grant to (ii) multiple year apportionment of vesting as determined by the Board of Directors.

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
                       ========          =======           =========

   On October 6, 1992, the Company adopted a stock option plan as amended (the "1992 Plan") for the granting of options to purchase up to 10,000,000 shares of common stock to officers, employees, certain consultants and certain directors. The exercise price of all 1992 Plan options must be at least equal to the fair market value of such shares on the date of the grant and 1992 Plan options are generally exercisable over a five to ten year period as determined by the Board of Directors. Vesting of 1992 Plan options varies from (i) fully vested at the date of grant to (ii) multiple year apportionment of vesting as determined by the Board of Directors.


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

   On November 15, 1994, the Board of Directors adopted the Noise Cancellation Technologies, Inc. Option Plan for Certain Directors (the "Directors Plan"), as amended. Under the Directors Plan 821,000 shares have been approved by the Board of Directors for issuance. The options granted under the Directors Plan have exercise prices equal to the fair market value of the Common Stock on the grant dates, and expire five years from date of grant. Options granted under the Directors Plan generally vest at the date of grant.


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
                        =======            =======           ========

   As of December 31, 1997, there were 75,000 options for the purchase of shares available for future grants under the Directors Plan.

   The following information summarizes information about the Company's stock options outstanding at December 31, 1997:



                               Options Outstanding      Options Exercisable
                               ----------------------  -------------------------
                                            Weighted
                                            Average
                                            Remaining
                                            Contrac-   Weighted         Weighted
                                 Number     tual Life  Average  Number  Average
                Range of         Out-       (In        Exercise Exer-   Exercise
  Plan          Exercise Price   standing   Years)     Price    cisable   Price
--------------  --------------   ---------  ---------  -------  -------  -------

1987 Plan       $0.50 to $0.63   1,350,000   1.18      $0.51   1,350,000   $0.51

Non-Plan        $0.27 to $4.75   4,319,449   4.14      $0.36   4,319,449   $0.36

1992 Plan       $0.27 to $4.00   9,029,936   4.89      $0.72   6,592,436   $0.73

Director's Plan $0.66 to $0.75     746,000   1.88      $0.73     746,000   $0.73


   Warrants:

   The Company's warrants are granted from time to time at the discretion of the Board of Directors. The exercise price of all warrants generally must be at least equal to the fair market value of such shares on the date of grant. Warrants are generally exercisable over a five to ten year period as determined by the Board of Directors. Warrants generally vest on the grant date.

   The Company had shares of its common stock reserved at December 31, 1995, December 31, 1996, and December 31, 1997, for warrants outstanding, all of which are exercisable.

   Information with respect to warrant activity is summarized as follows:

                                    Years Ended December 31,
                      --------------------------------------------------------
                           1995              1996               1997
                      ---------------- -----------------  --------------------
                              Weighted          Weighted              Weighted
                              Average           Average               Average
                              Exercise          Exercise              Exercise
                      Shares   Price   Shares    Price    Shares      Price
                      ------- -------- -------  --------  -------     --------
Outstanding at
beginning of year   4,829,896  $1.20  4,032,541   $0.71   3,888,539     $0.72
Warrants granted    2,418,750   0.76         -       -    2,846,923      0.76
Warrants exercised   (327,105)  0.76   (144,002)   0.45    (854,119)    (0.41)
Warrants canceled,
expired or
forfeited          (2,889,000)  1.57         -           (2,734,423)    (0.75)
                    =========         =========           =========
Outstanding at
end of year         4,032,541  $0.71  3,888,539   $0.72   3,146,920     $0.81
                    =========         =========           =========
Warrants
exercisable
at year end         4,032,541  $0.71  3,888,539   $0.72   3,146,920     $0.81
                    =========         =========           =========

   The following table summarizes information about warrants outstanding at December 31, 1997:

                            Warrants Outstanding           Warrants Exercisable
                    -----------------------------------   ---------------------
                                  Weighted
                                  Average
                                  Remaining
                                  Contractual  Weighted                Weighted
                                  Life         Average                 Average
                    Number        (In          Exercise   Number       Exercise
Range of Exercise   Outstanding   Years)       Price      Exercisable  Price
-----------------   -----------   ------------ --------   -----------  --------
$0.69 to $4.00       3,146,920       2.06       $0.81      3,146,920     $0.81

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

   In March 1995, the Company entered into a Master Agreement with QSI under which QSI was granted an exclusive worldwide license under certain NCT patents and technical information to market, sell and distribute transformer quieting products, turbine quieting products and certain other products in the utility industry. Under the Master Agreement, QSI is to fund development of the products by the Company and the Company is to manufacture the products. However, QSI may obtain the right to manufacture the products under certain circumstances including NCT's failure to develop the products or the failure of the parties to agree on certain development matters. In consideration of the rights granted under the Master Agreement, QSI is to pay the Company a royalty of 6% of the gross revenues received from the sale of the products and 50% of the gross revenues received from sublicensing the rights granted to QSI under the Master Agreement after QSI has recouped 150% of the costs incurred by QSI in the development of the products in question. The Company is obligated to pay similar royalties to QSI on its sale of the products and the licensing of rights covered under the Master Agreement outside the utility industry and from sales and licensing within the utility industry in the Far East. In addition to the foregoing royalties, QSI is to pay an exclusivity fee to the Company of $750,000; $250,000 of which QSI paid to the Company in June 1994. The balance is payable in equal monthly installments of $16,667 beginning in April 1995. QSI's exclusive rights become non-exclusive with respect to all products if it fails to pay any installment of the exclusivity fee when due and QSI loses such rights with respect to any given product in the event it fails to make any development funding payment applicable to that product. The Master Agreement supersedes all other agreements relating to the products covered under the Master Agreement, including those agreements between the Company and QSI described above.

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

   Other Parties

   The President and Chief Executive Officer, who is also a stockholder of the Company, receives an incentive bonus equal to 1% of the cash received by the Company upon the execution of agreements or other documentation evidencing transactions with unaffiliated parties. For the year ended December 31, 1997 approximately $243,000 was incurred in connection with this arrangement.


   During 1995, 1996 and 1997 the Company purchased $0.5 million, $0.6 million and $0.7 million respectively, of products from its various manufacturing joint venture entities.


9. Income Taxes:

   The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Accordingly, deferred tax assets and liabilities are established for temporary differences between tax and financial reporting bases of assets and liabilities. A valuation allowance is established when the Company determines that it is more likely than not that a deferred tax asset will not be realized. The Company's temporary differences primarily result from depreciation related to machinery and equipment, compensation expense related to warrants, options and reserves. The adoption of the aforementioned accounting standard had no effect on previously reported results of operations.

   At December 31, 1997, the Company had available net operating loss carryforwards of approximately $76.9 million and research and development credit carryforwards of $1.3 million for federal income tax purposes which expire as follows:

                              (in thousands of dollars)
                                             Research and
                           Net Operating      Development
                Year          Losses            Credits
                          ----------------  ----------------
                1999                 $151               $ --
                2000                  129                 --
                2001                  787                 --
                2002                2,119                 --
                2003                1,974                 --
                2004                1,620                 --
                2005                3,870                141
                2006                1,823                192
                2007                6,866                118
                2008               13,456                321
                2009               16,293                413
                2010                9,386                 61
                2011                8,980                 67
                2012                9,457 (1)
                          ----------------   ----------------
                Total             $76,911             $1,313
                          ================   ================

   (1) Includes approximately $4.1 million net operating loss relating to NCT Audio Products, Inc.

   The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance of $1.4 million, $3.3 million and $3.0 million in 1995, 1996 and 1997, respectively.

   The types of temporary differences that give rise to significant portions of the deferred tax assets and the federal and state tax effect of those differences as well as federal net operating loss and research and development credit at December 31, 1996 and 1997 were as follows:

                                           (in thousands of
                                               dollars)
                                        ------------------------
                                          1996          1997
                                        ---------     ----------
    Accounts receivable                 $    281      $     207
    Inventory                                108            191
    Property and equipment                   187             68
    Accrued expenses                         243             69
    Stock compensation                     2,684          2,698
    Other                                    324            299
                                        ---------     ----------
       Total temporary differences      $  3,827          3,532
    Federal net operating losses          22,903         26,149
    Federal research and development       1,246          1,313
    credits
                                        ---------     ----------
                                        $ 27,976       $ 30,994
    Less: Valuation allowance            (27,976)       (30,994)
                                        ---------     ----------
       Deferred taxes                   $      -       $      -
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


   11.  Commitments and Contingencies:

   The Company is obligated for minimum annual rentals (net of sublease income) under operating leases for offices, warehouse space and laboratory space, expiring through April 2007 with various renewal options, as follows:

                                          (in thousands
                                           of dollars)
                 ----------------------  ----------------
                      Year Ending
                      December 31,           Amount
                 ----------------------  ----------------
                         1998                    $   436
                         1999                        437
                         2000                        296
                         2001                         77
                         2002                         63
                      Thereafter                     266
                                         ================
                         Total                    $1,575
                                         ================

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

May 1, 1998