Form 10-Q
period 1998-03-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1998-05-14
CIK 722051

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                         FORM 10-Q

/ X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       March 31, 1998

--------------------------------------------------------------------------------
COMMISSION FILE NUMBER:   0-18267

                    Noise Cancellation Technologies, Inc.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                     59-2501025
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

1025 West Nursery Road, Suite 120, Linthicum, Maryland             21090
--------------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip Code)

--------------------------------------------------------------------------------
(410) 636-8700
(Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           /X/  Yes     /_/  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                136,052,681 shares outstanding as of May 7, 1998

                                   PART I

                           FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)

                                                    (in thousands except
                                                      per share amounts)
                                                  Three months ended March 31,
                                                --------------------------------
                                                    1997            1998
                                               --------------- ----------------
REVENUES:
   Technology licensing fees and royalties     $   3,000       $     310
   Product sales, net                                234             402
   Engineering and development services               81              22
                                               ----------      -----------
          Total revenues                       $   3,315       $     734
                                               ----------      -----------

COSTS AND EXPENSES:
   Costs of sales                              $     199       $     303
   Costs of engineering and development
   services                                           91              22
   Selling, general and administrative               834           2,677
   Research and development                        1,592           1,464
   Interest (income) expense                           -            (121)
                                               ----------      -----------
        Total costs and expenses               $   2,716       $   4,345
                                               ----------      -----------

NET INCOME/(LOSS)                              $     599       $  (3,611)

   Preferred stock dividend requirement                -           1,690
   Accretion of difference between carrying
   amount and redemption amount of
   redeemable preferred stock                          -             385
                                               ----------      -----------

NET INCOME/(LOSS) ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                         $     599       $  (5,686)
                                               ==========      ===========

Basic income per share                         $    0.01       $   (0.04)
                                               ==========      ===========
Diluted income per share                       $    0.01       $   (0.04)
                                               ==========      ===========

Weighted average common shares outstanding -
basic income per share                           111,978         133,161
Effect of potential common shares                    520               -
                                               ----------      -----------

Weighted average common shares outstanding -
diluted income per share                         112,498         133,161
                                               ==========      ===========

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

                                                (in thousands of dollars)
                                               Three months ended March 31,
                                               ----------------------------
                                                  1997             1998
                                                ---------       ----------
NET INCOME/(LOSS)                               $    599        $  (3,611)

Other comprehensive income/(loss)
  Currency translation adjustment                    (10)              (3)
                                                ---------       ----------

COMPREHENSIVE INCOME/(LOSS)                     $    589        $  (3,614)
                                                =========       ==========

The accompanying notes are an integral part of the condensed financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                                                                      (in thousands of dollars)
                                                                    December 31,        March 31,
                                                                        1997              1998
                                                                    ------------       -----------
ASSETS                                                                                 (Unaudited)
Current assets:
     Cash and cash equivalents (Note 1)                                $12,604           $ 8,299
     Accounts receivable:
         Trade:
                Technology license fees and royalties                      200                35
                Joint ventures and affiliates                                -               132
                Other                                                      368               597
         Unbilled                                                            -                49
         Allowance for doubtful accounts                                   (38)              (42)
                                                                    ------------      -----------
                     Total accounts receivable                         $   530           $   771

     Inventories, net of reserves (Note 2)                               1,333             2,174
     Other current assets                                                  213               369
                                                                    ------------      -----------
                     Total current assets                              $14,680           $11,613

Property and equipment, net                                              1,144             1,187
Patent rights and other intangibles, net                                 1,488             1,405
Other assets                                                                49                50
                                                                    ------------      -----------
                                                                       $17,361           $14,255
                                                                    ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $ 1,324           $ 1,585
     Accrued expenses                                                    1,392             1,517
     Accrued payroll, taxes and related expenses                           181               190
     Customers' advances                                                    87                87
                                                                    -----------       -----------
                     Total current liabilities                         $ 2,984           $ 3,379
                                                                    -----------       -----------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY (Note 3)
Preferred stock, $.10 par value, 10,000,000 shares authorized,
   13,250 issued (redemption amount $13,314,399)                       $10,458           $12,533
Common stock, $.01 par value, 185,000,000 shares, authorized;
   issued and outstanding 133,160,212 and 133,161,773
   shares, respectively                                                  1,332             1,332
Additional paid-in-capital                                              96,379            94,480
Unearned portion of compensatory warrants                                    -              (127)
Accumulated deficit                                                    (93,521)          (97,132)
Cumulative translation adjustment                                          119               116
Common stock subscriptions receivable                                     (390)             (326)
                                                                     -----------      -----------
                     Total stockholders' equity                        $14,377           $10,876
                                                                     -----------      -----------
                                                                       $17,361           $14,255
                                                                     ===========      ===========

The accompanying notes are an integral part of the condensed financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)
                                                                 (in thousands of dollars)
                                                                Three months ended March 31,
                                                                ----------------------------
                                                                      1997        1998
                                                                    ---------   ---------
Cash flows from operating activities:
  Net income/(loss)                                                $    599     $ (3,611)
  Adjustments to reconcile net loss to net cash (used in)
    operating activities:
      Depreciation and amortization                                     229          241
      Common stock options and warrants issued as consideration for:
          Compensation                                                    -           68
      Provision for tooling costs and write off                           -            3
      Provision for doubtful accounts                                  (209)           4
      Loss on disposition of fixed assets                                63            -
      Changes in operating assets and liabilities:
          (Increase) in accounts receivable                          (2,765)        (446)
          Decrease in license fees receivable                             -          200
          (Increase) in inventories                                    (330)        (841)
          (Increase) in other assets                                   (100)        (157)
      Increase in accounts payable and accrued expenses                 104          375
      Increase (decrease) in other liabilities                         (178)          22
                                                                   ---------    ---------

      Net cash (used in) operating activities                      $ (2,587)    $ (4,142)
                                                                   ---------    ---------

Cash flows from investing activities:
  Capital expenditures                                             $    (11)    $   (198)
                                                                   ---------    ---------
      Net cash (used in) investing activities                      $    (11)    $   (198)
                                                                   ---------    ---------

Cash flows from financing activities:
  Proceeds from:
      Convertible debt (net)                                       $  3,428     $      -
      Sale of preferred stock (net)                                       -           (9)
      Sale of subsidiary stock (net)                                      -          (10)
      Stock subscription receivable                                       -           64
                                                                   ---------    $--------
      Net cash provided by financing activities                    $  3,428     $     45
                                                                   ---------    ---------

Effect of exchange rate changes on cash                            $    (27)    $    (10)
                                                                   ---------    ---------

Net increase (decrease) in cash and cash equivalents               $    803     $ (4,305)
Cash and cash equivalents - beginning of period                         368       12,604
                                                                   ---------    $--------

Cash and cash equivalents - end of period                          $  1,171     $  8,299
                                                                   =========    =========

Cash paid for interest                                             $      1            -
                                                                   =========    =========

The accompanying notes are an integral part of the condensed financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Noise Cancellation Technologies, Inc. (the "Company" or "NCT") Annual Report on Form 10-K, for the year ended December 31, 1997 as amended by Amendment No. 1 thereto filed on April 30, 1998 and Amendment No. 2 thereto filed on May 4, 1998.

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $97.1 million on a cumulative basis through March 31, 1998. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

      Cash, cash equivalents and short-term investments amounted to $8.3 million at March 31, 1998, decreasing from $12.6 million at December 31, 1997. Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, and the sale of shares of stock of Verity Group plc ("Verity"), discussed below, should be sufficient to sustain the Company's anticipated future level of operations into 1999. However, the period during 1999 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain.

      Management believes that the funding provided by the sources referred to above including the anticipated increased product sales, technology licensing fees and royalties, if realized, should enable the Company to continue operations into 1999. If the Company is not able to generate additional capital, increase technology licensing fees, royalties and product sales, or generate additional capital, it will have to cut its level of operations substantially in order to conserve cash. (Refer to "Liquidity and Capital Resources" below for a further discussion relating to continuity of operations.)

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at March 31, 1998, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


2.    INVENTORIES:

      Inventories comprise the following:

                                                    (Thousands of dollars)
                                                  ---------------------------
                                                   December 31,    March 31,
                                                      1997           1998
                                                  ------------   ------------
    Components                                      $   514        $   570
    Finished Goods                                    1,291          1,733
                                                    -------        --------
    Gross Inventory                                 $ 1,805        $ 2,303
    Reserve for Obsolete & Slow Moving Inventory       (472)          (129)
                                                    -------        --------
        Inventory, Net of Reserves                  $ 1,333       $  2,174
                                                    =======       ========

      The reserve for obsolete and slow moving inventory at March 31, 1998 decreased due to the application of reserves to slow moving inventory.

3.    STOCKHOLDERS' EQUITY:

      The changes in stockholders' equity during the three months ended March 31, 1998, were as follows:

STOCKHOLDERS' EQUITY


                     Balance at  Net Sale of   Net Sale     Stock          Compensatory                                Balance at
                     December    Preferred     of Common    Subscription   Options/      Accumulated   Translation     March
                     31, 1997    Stock         Stock        Receivable     Warrants      (Deficit)     Adjustment      31, 1998
                     ----------  ---------     ------       ------------   --------      -----------   -----------     ----------
Preferred Stock:
   Shares                  13            -           -             -             -               -            -             13
   Amount              10,458        2,075           -             -             -               -            -         12,533

Common Stock:
   Shares             133,162            -           -             -             -               -            -        133,162
   Amount               1,332            -           -             -             -               -            -          1,332

Additional
  Paid-in Capital      96,379       (2,084)        (10)            -           195               -            -         94,480

Accumulated
  Surplus (Deficit)   (93,521)           -           -             -             -          (3,611)           -        (97,132)

Cumulative
  Translation
  Adjustment              119            -           -             -             -               -           (3)           116

Stock Subscription
  Receivable             (390)           -           -            64             -               -            -           (326)

Unearned Compensatory
Stock Options/Warrants      -            -           -             -          (127)              -            -           (127)


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


5.    Common Stock Options

      On January 15, 1998, the Board of Directors amended the Noise Cancellation Technologies, Inc. Stock Incentive Plan (the "1992 Plan"), subject to stockholder approval, to increase the aggregate number of shares of the Company's common stock reserved for awards of restricted stock and for issuance upon the exercise of stock options granted under the 1992 Plan from 10,000,000 shares to 30,000,000 shares and to amend certain administrative provisions of the 1992 Plan (the "1992 Plan Amendment"). The Company plans to seek stockholder approval of the 1992 Plan Amendment at the next annual meeting of stockholders of the Company.

      On October 6, 1997, the Board of Directors had also granted options to purchase 1.9 million shares of the Company's common stock to four officers of the Company subject to the approval by the Company's stockholders of an increase in the number of shares covered by the 1992 Plan.

      On January 15, 1998,  the Board of Directors  granted  options to purchase
6.6 million shares of the Company's common stock, in the aggregate, to the Company's President and its four non-employee directors, subject to stockholder approval of the 1992 Plan Amendment. While none of the options to purchase such
6.6 million shares of the Company's common stock become vested or exercisable until stockholder approval of the 1992 Plan Amendment, options to purchase 4.0 million of such shares, will not become vested and exercisable thereafter until the satisfaction of additional vesting requirements. On January 15, 1998, the Company also granted an option to purchase 2,000 shares of the Company's common stock under the 1992 Plan in connection with an offer of employment. Such option will become vested and exercisable on the six month anniversary of employment.

      On February 14, 1998, the Board of Directors  granted  options to purchase
3.6 million shares of the Company's common stock to certain officers, other employees and consultants of the Company subject to stockholder approval of the 1992 Plan Amendment. While none of the options to purchase said 3.6 million shares of the Company's common stock become vested or exercisable until stockholder approval of the 1992 Plan Amendment, options to purchase 2.1 million of such shares will not become vested or exercisable thereafter until the satisfaction of additional vesting requirements.

      All of the foregoing options were granted with exercise prices equal to the fair value of the Company's common stock on the date of grant. The fair value of the Company's common stock was $0.6875 on October 6, 1997, $1.0625 on January 15, 1998, and $1.0313 on February 14, 1998, as determined from the last sale price of the Company's common stock as reported by the NASDAQ National Market System on those dates.

      At the time of such stockholder approval, if the market value of the Company's stock exceeds the exercise price of the subject options noted above, the Company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and market price, times the number of options involved.


6.    Common Stock Warrants

      On January15, 1998, the Company granted a warrant to purchase 350,000 shares of the Company's common stock to a financial consultant in partial consideration for past services in connection with equity financing.

      On February 14, 1998, the Company granted warrants to purchase 464,250 shares, in the aggregate, of the Company's common stock to two other financial consultants in partial consideration for past services in connection with equity financing. On this date the Company also granted a warrant to purchase 200,000 shares of the Company's common stock to a consultant in consideration for services which does not become exercisable until the earlier of conclusion by the Company of certain contemplated significant commercial agreements or December 31, 1999. The Company has recognized $68,000 of expense in connection with the grant of warrants to this consultant as of March 31, 1998.

      All of the foregoing warrants were granted with exercise prices equal to the fair value of the Company's common stock on the date of grant determined as described in Note 5 above.


7.    Subsequent Events

      On April 30, 1998, the Company completed the sale of 5.0 million ordinary shares of Verity acquired upon the Company's exercise on April 7, 1998 of the option it held to purchase such shares at a price of 50 pence per share. This option was acquired by the Company in connection with the cross license agreement entered into by the Company, Verity and Verity's wholly-owned subsidiary, New Transducers Limited ("NXT"). The Company realized $3.2 million net proceeds from the exercise of such option and the sale of the Verity ordinary shares received therefrom.


8.    Recently Issued Accounting Pronouncements

      The Company will be required to implement No. 131, Disclosure About Segments of an Enterprise and Related Information, in the fourth quarter of 1998. The Company has not yet determined whether the above pronouncements will have a significant effect on the information presented in the financial statements.


9.    Net Income (Loss) Per Share of Common Stock

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted Statement No. 128 and has retroactively applied the effects thereof for all periods presented. The impact on the per share amounts previously reported was not significant. The effects of potential common shares such as warrants, options, and convertible preferred stock has not been included, if the effect would be antidilutive.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
            MONTHS ENDED MARCH 31, 1998

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


      GENERAL BUSINESS ENVIRONMENT

      The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Revenues from product sales were limited to sales of specialty products and prototypes. During the first three months of 1998, the Company received approximately 3% of its operating revenues from engineering and development funding. Since 1991, excluding quarter to quarter variations, revenues from product sales have been increasing and management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

      Note 1. to the accompanying Condensed Consolidated Financial Statements and the liquidity and capital resources section which follows describe the current status of the Company's available cash balances.

      As previously disclosed, the Company implemented changes in its organization and focus in late 1994. Additionally, in late 1995 the Company redefined its corporate mission to be the worldwide leader in the advancement and commercialization of Active Wave Management technology. Active Wave Management is the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratios and/or enhance sound quality. This redefinition is the result of the development of new technologies which the Company believes can produce products for fields beyond noise and vibration reduction and control. These technologies and products are consistent with shifting the Company's focus to technology licensing and product marketing in more innovative industries having greater potential for near term revenue generation.

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

      From the Company's inception through March 31, 1998, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 24% product sales, 45% engineering and development services and 31% technology licensing fees.

      During the first quarter of 1998, the Company's source of revenue had shifted to approximately 55% product sales, 3% engineering and development services and 42% technology licensing fees and royalties.

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

      The Company continues to sell and ship ProActive(TM) and NoiseBuster(R) headsets in 1998. The Company is now selling products through three of its alliances: Walker Electronic Silencing, Inc. ("Walker") is manufacturing and selling industrial silencers; Siemens Medical Systems, Inc. ("Siemens") is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; and Ultra Electronics, Limited ("Ultra") is installing production model aircraft cabin quieting systems in turboprop aircraft. The Company is entitled to receive royalties from Walker on its sales of industrial silencers and from Ultra on its sale of aircraft cabin quieting systems. The Company also is entitled to receive direct product sales revenue from Siemens' purchase of headsets. In addition, the Company is entitled to royalties from NXT on its sale of certain audio products and from suppliers to United Airlines and another major carrier for integrated noise cancellation active-ready passenger headsets.

      Product revenues for the three months ended March 31, 1997 and 1998 were:

                               PRODUCT REVENUES

            (Thousands of
              dollars)                 Three Months Ended March 31,
                               ----------------------------------------
                                     Amount          As a % of Total
                               -------------------  -------------------
               Product           1997      1998       1997      1998
          ------------------   --------  ---------  ---------  --------
          Hearing                 $213       $236      91.0%     58.7%
          Communications             6        147       2.6%     36.6%
          Audio                      -         12       0.0%      3.0%
          Other                     15          7       6.4%      1.7%
                               -------     ------     ------    ------
                Total             $234       $402     100.0%    100.0%
                               =======     ======     ======    ======

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

      On April 30, 1998, the Company completed the sale of 5.0 million ordinary shares of Verity acquired upon the Company's exercise on April 7, 1998 of the option it held to purchase such shares at a price of 50 pence per share. This option was acquired by the Company in connection with the cross license agreement entered into by the Company, Verity and NXT. The Company realized $3.2 million net proceeds from the exercise of such option and the sale of the Verity ordinary shares received therefrom.

      Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, and the sale of Verity shares should be sufficient to sustain the Company's anticipated future level of operations into 1999. However, the period during 1999 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain. If the Company is not able to generate additional capital, increase technology licensing fees, royalties and product sales, or generate additional capital, it will have to cut its level of operations substantially in order to conserve cash. (Refer to "Liquidity and Capital Resources" below and to Note 1.
- "Notes to the Condensed Consolidated Financial Statements" above for a further discussion relating to continuity of operations.)


      RESULTS OF OPERATIONS

      Total revenues for the first three months of 1998 were $0.7 million compared to $3.3 million for the same period in 1997, a decrease of $2.6 million or 78%. The first quarter 1997 revenue included a $3.0 million cross license fee from Verity (see below).

      Product sales increased to $0.4 million versus $0.2 million in 1997, an increase of $0.2 million or 72% primarily reflecting increased NoiseBuster(R) sales and ClearSpeech(TM) sales. Engineering and development services decreased to less than $0.1 million from $0.1 million in 1997, a decrease of 73%.

      Technology licensing fees and royalties in the first three months of 1998 were $0.3 million versus $3.0 million in 1997, a decrease of $2.7 million or 90% primarily due to the receipt in 1997 of the $3.0 million Verity license fee.

      Cost of product sales increased to $0.3 million versus $0.2 million in 1997, an increase of $0.1 million or 52% primarily reflecting the above noted increase in product sales. Product margin increased to 25% from 15% during the same period in 1997 due to an increase in the margin on NoiseBuster Extreme!(TM) sales and the introduction of ClearSpeech(TM) sales. Cost of engineering and development services decreased to less than $0.1 million versus $0.1 million in 1997, due to a reduction in contract revenue. The gross margin on engineering and development services increased to break even from (12)% during the same period in 1997.

      Selling, general and administrative expenses for the first three months of 1998 were $2.7 million versus $0.8 million in 1997, an increase of $1.9 million or 221% primarily due to a substantial increase in the number of sales and marketing personnel and a substantial increase in sales and marketing efforts, including advertising, to support the introduction of several new product lines in 1998.

      Research and development expenditures for the first three months of 1998 were $1.5 million versus $1.6 million in 1997, a decrease of $0.1 million or 8% primarily due to continued efforts to focus on near-term product sales and technology licensing fees. The Company continues to focus on products utilizing its hearing products, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.

      Under most of the Company's joint venture agreements, the Company is not required to fund any capital requirements of these joint ventures beyond its initial capital contribution. In accordance with U.S. generally accepted accounting principles, when the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method of accounting for its investment. The Company will not be able to record any equity in income with respect to an entity until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded. The Company had no such equity in income to recognize for the first three months of 1998 or 1997.


      LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $97.1 million on a cumulative basis through March 31, 1998. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the license fees and engineering and development funds provided to the venture or the Company are recovered.

      Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, and the sale of the Verity shares (see "General Business Environment") should be sufficient to sustain the Company's anticipated future level of operations into 1999. However, the period during 1999 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain.

      There can be no assurance that funding will be provided by technology licensing fees, royalties, product sales, engineering and development revenue. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at March 31, 1998, about the Company's ability to continue as a going concern.

      At March 31, 1998, cash and short-term investments were $8.3 million. The available resources were invested in interest bearing money market accounts and commercial paper. The Company's investment objective is preservation of capital while earning a moderate rate of return.

      The Company's working capital decreased to $8.2 million at March 31, 1998, from $11.7 million at December 31, 1997. This decrease of $3.5 million was primarily due to increasing efforts to develop and introduce new product lines and to fund operations for the period.

      During the first three months of 1998, the net cash used in operating activities was $4.1 million, compared to $2.6 million used in operating activities during the same period of 1997.

      Net inventory increased during the first three months of 1998 by $0.8 million primarily due to stocking for anticipated sales of the NoiseBuster(R) line of headsets and the Gekko(TM) flat speaker.

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

      There were no material commitments for capital expenditures as of March 31, 1998, and no material commitments are anticipated in the near future.

                                  PART II

                             OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      For discussion of legal proceedings, see Note 4 - "Notes to the Condensed Consolidated Financial Statements" which is incorporated by reference herein.


ITEM 6.     EXHIBITS

      (a)   Exhibits

            Exhibit 27        Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this report is filed.







                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    NOISE CANCELLATION TECHNOLOGIES, INC.



                                    By:   /s/ MICHAEL J. PARRELLA
                                          -----------------------
                                          Michael J. Parrella
                                          President


                                    By:   /s/ CY E. HAMMOND
                                          -----------------------
                                          Cy E. Hammond
                                          Senior Vice President,
                                          Chief Financial Officer


Dated:  May 14, 1998