Form 10-Q/A
period 1998-03-31
NOISE CANCELLATION TECHNOLOGIES INC
filed 1998-07-01
CIK 722051

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

                                                    (in thousands except
                                                      per share amounts)
                                                  Three months ended March 31
                                                -----------------------------
                                                    1997            1998
                                               --------------- --------------
REVENUES:
   Technology licensing fees and royalties     $   3,000       $     310
   Product sales, net                                234             402
   Engineering and development services               81              22
                                               ----------      -----------
          Total revenues                       $   3,315       $     734
                                               ----------      -----------

COSTS AND EXPENSES:
   Costs of sales                              $     199       $     303
   Costs of engineering and development
   services                                           91              22
   Selling, general and administrative               834           2,677
   Research and development                        1,592           1,464
   Interest (income) expense                           -            (121)
                                               ----------      -----------
        Total costs and expenses               $   2,716       $   4,345
                                               ----------      -----------

NET INCOME/(LOSS)                              $     599       $  (3,611)

   Preferred stock dividend requirement                -           1,690
   Accretion of difference between carrying
   amount and redemption amount of
   redeemable preferred stock                          -             385
                                               ----------      -----------

NET INCOME/(LOSS) ATTRIBUTABLE TO
   COMMON STOCKHOLDERS                         $     599       $  (5,686)
                                               ==========      ===========

Basic income per share                         $    0.01       $   (0.04)
                                               ==========      ===========
Diluted income per share                       $    0.01       $   (0.04)
                                               ==========      ===========

Weighted average common shares outstanding -
basic income per share                           111,978         133,161
Effect of potential common shares                    520               -
                                               ----------      -----------

Weighted average common shares outstanding -
diluted income per share                         112,498         133,161
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

2.    INVENTORIES:

      Inventories comprise the following:

                                           (Thousands of dollars)
                                         ---------------------------
                                         December 31,    March 31,
                                            1997           1998
                                         ------------   ------------
    Components                           $    514       $    570
    Finished Goods                          1,291          1,733
    Gross Inventory                      $  1,805       $  2,303
    Reserve for Obsolete & Slow Moving
    Inventory                                (472)          (129)
                                         --------       --------
        Inventory, Net of Reserves       $  1,333       $  2,174
                                         ========       ========

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

      On June 10, 1998, Schwebel Capital Investments, Inc. ("SCI") filed suit against the Company and Michael J. Parrella, President, Chief Executive Officer and a Director of the Company, in the Circuit Court for Anne Arundel County, Maryland. The summons and complaint in the suit were served on the Company and Mr. Parrella on June 24, 1998. The complaint alleges the Company breached, and Mr. Parrella interfered with, a purported contract entered into "in 1996" between the Company and SCI under which SCI was to be paid commissions by the Company when the Company received capital from investors who purchased debentures or convertible preferred stock of the Company during a period presumably commencing on the date of the alleged contract and allegedly extending at least to May 1, 1998. In this regard, the complaint alleges that SCI by virtue of a purported right of first refusal that the Company did not honor, is entitled to commissions totaling $1,500,000 in connection with the Company's sale of $13,300,000 of preferred stock and a subsidiary of the Company's sale of $4,000,000 of stock convertible into stock of the Company. In the complaint SCI demands judgment against the Company for compensatory damages of $1,673,000, punitive damages of $50,000 and attorneys' fees of $50,000 and demands judgment against Mr. Parrella for compensatory damages of $150,000, punitive damages of $500,000 and attorneys' fees of $50,000 as well as unspecified other appropriate relief. Because the Company has only recently been served in the suit and no discovery has taken place, the Company is unable to assess the likelihood of an adverse result. Management, however, believes it has meritorious defenses and intends a vigorous defense of this suit. However, in the event this suit does result in a substantial final judgment against the Company, said judgment could have a severe material effect on quarterly or annual operating results.


5.    Common Stock

      At March 31, 1998, the aggregate number of shares required to be reserved for issuance upon the exercise of all outstanding options and warrants amounted to 17.7 million shares. The number of shares currently available for the exercise of options and warrants was 18.6 million and of the outstanding options and warrants, options and warrants to purchase 17.3 million shares were currently exercisable.


6.    Common Stock Options

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


 7.    Common Stock Warrants

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

      All of the foregoing warrants were granted with exercise prices equal to the fair value of the Company's common stock on the date of grant determined as described in Note 6 above.


8.    Subsequent Events

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


9.    Recently Issued Accounting Pronouncements

      The Company  will be  required to  implement  No.  131,  Disclosure  About
Segments of an Enterprise and Related Information, in the fourth quarter of 1998. The Company has not yet determined whether the above pronouncements will have a significant effect on the information presented in the financial statements.


10.   Net Income (Loss) Per Share of Common Stock

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


      GENERAL BUSINESS ENVIRONMENT

      The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. With the exception of sales of the Company's NoiseBuster(R) headsets, historically revenues from product sales were limited to sales of specialty products and prototypes. The Company plans to introduce and sell twenty-five new products and accessories in commercial quantities in various markets during the first half of 1998. During the first quarter of 1998 the Company received 55% of its revenue from product sales, 42% from license fees and royalties and only 3% from engineering and development services. Since 1991, excluding quarter to quarter variations, revenues from product sales have been increasing and management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

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

      Product revenues for the three months ended March 31, 1997 and 1998 were:

                               PRODUCT REVENUES

      (Thousands of dollars          Three Months Ended March 31,
                               ----------------------------------------
                                     Amount          As a % of Total
                               -------------------  -------------------
               Product          1997       1998       1997       1998
          ------------------   --------  ---------  ---------  --------
          Hearing               $213       $236       91.0%      58.7%
          Communications           6        147        2.6%      36.6%
          Audio                    -         12        0.0%       3.0%
          Other                   15          7        6.4%       1.7%
                               --------  ---------  ---------  --------
                Total           $234       $402      100.0%     100.0%
                               ========  =========  =========  ========


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

      RESULTS OF OPERATIONS

      Total revenues for the first three months of 1998 were $0.7 million compared to $3.3 million for the same period in 1997, a decrease of $2.6 million or 78%. The first quarter 1997 revenue included a one-time $3.0 million cross license fee from Verity (see below). The timing and relative value of license fee revenue can and has created significant variability in the Company's quarter-to-quarter revenue comparisons. The absence of a first quarter 1998 license fee similar to the 1997 Verity cross license fee caused such variability in the Company's quarter-to-quarter revenue performance. Such variability is not uncommon given the high value and low frequency of receipt of such sizable license fees.

      Consistent with the Company's objectives, product sales have generally been increasing on a quarter-to-quarter basis, accompanied by increasing margins. Product sales are accounting for a greater share of the Company's total revenues. Product sales increased to $0.4 million versus $0.2 million in 1997, an increase of $0.2 million or 72% primarily reflecting increased NoiseBuster(R) sales and ClearSpeech(TM) sales. While product sales have been generally increasing, engineering and development services, having little or no margins, have been decreasing on a quarter-to-quarter basis and are accounting for a much lower share of the Company's total revenues, reaching an insignificant level in the current quarter. Engineering and development services decreased to less than $0.1 million from $0.1 million in 1997, a decrease of 73%.

      As discussed above, the timing of realization of technology license fees often creates significant variability in the Company's quarter-to-quarter revenue comparisons. Technology licensing fees and royalties in the first three months of 1998 were $0.3 million versus $3.0 million in 1997, a decrease of $2.7 million or 90% primarily due to the receipt in 1997 of the $3.0 million Verity license fee. While overall revenue in this category declined significantly owing to the Verity cross license fee in 1997, for the first time the Company realized royalties from existing licensees including Ultra Electronics, Ltd. and United Airlines. Royalties from these and other licensees are expected to account for a greater share of the Company's revenue in future quarters.

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


                                    NOISE CANCELLATION TECHNOLOGIES, INC.



                                    By:   /s/ MICHAEL J. PARRELLA
                                          -----------------------
                                          Michael J. Parrella
                                          President,
                                          Chief Executive Officer


                                    By:   /s/ CY E. HAMMOND
                                          -----------------------
                                          Cy E. Hammond
                                          Senior Vice President,
                                          Chief Financial Officer


Dated:  July 1, 1998