Form 10-Q
period 1998-06-30
NOISE CANCELLATION TECHNOLOGIES INC
filed 1998-08-14
CIK 722051

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q

/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       June 30, 1998

-------------------------------------------------------------------------------
COMMISSION FILE NUMBER:   0-18267
-------------------------------------------------------------------------------

Noise Cancellation Technologies, Inc.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

Delaware
      59-2501025
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

1025 West Nursery Road, Suite 120, Linthicum, Maryland              21090
-------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)

-------------------------------------------------------------------------------
(410) 636-8700
(Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           /X/   Yes         No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                153,416,943 shares outstanding as of August 5, 1998

                                       PART I

                               FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)
                                                  (In thousands except per share amounts)

                                                  Three Months                  Six Months
                                                 Ended June 30,                Ended June 30,
                                             ----------------------        ----------------------
                                               1997         1998             1997          1998
                                             --------     --------         --------      --------
                                             (Note 11)                     (Note 11)

REVENUES:
   Technology licensing fees and royalties   $     210    $     36         $   3,210     $     346
   Product sales, net                              348         664               581         1,065
   Engineering and development services            132         128               213           149
                                             ----------   ---------        ----------    ----------
     Total revenues                          $     690    $    828         $   4,004     $   1,560
                                             ----------   ---------        ----------    ----------

COSTS AND EXPENSES:
   Costs of sales                            $     306    $    567         $     505     $     869
   Costs of engineering and development
     services                                      110         106               200           128
   Selling, general and administrative           1,417       1,735             2,251         4,454
   Research and development                      1,420       1,833             3,012         3,297
   Other (income)/expense (Note 1)                   -      (3,339)                -        (3,382)
   Interest (income)/expense (Note 11)           1,288         (91)            1,467          (212)
                                             ----------   ---------        ----------     ---------
     Total costs and expenses                $   4,541    $    811         $   7,435      $  5,154
                                             ----------   ---------        ----------     ---------

NET INCOME/(LOSS)                            $  (3,851)   $     17         $  (3,431)     $ (3,594)
                                             ==========   =========        ==========     =========

   Preferred stock dividend requirement      $       -    $      -         $       -      $  1,690
   Accretion of difference between carrying
     amount and redemption amount of
     redeemable preferred stock                      -    $     98                 -      $    483
                                             ----------   ---------        ----------     ---------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                          $  (3,851)   $    (81)        $  (3,431)     $ (5,767)
                                             ==========   =========        ==========     =========

Basic and diluted loss per share             $   (0.03)   $   0.00         $   (0.03)     $  (0.04)
                                             ==========   =========        ==========     =========

Weighted average common shares
  outstanding - basic and diluted              121,566     138,073           117,332       135,968
                                             ==========    ========        ==========     =========


               NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                             (in thousands, unaudited)

                                                 Three Months                    Six Months
                                                Ended June 30,                 Ended June 30,
                                             -----------------------       --------------------
                                               1997         1998           1997        1998

NET INCOME/(LOSS)                            $  (3,851)   $     17       $  (3,431)   $  (3,594)

Other comprehensive income/(loss)
  Currency translation adjustment                    6         (10)             (4)         (13)
                                             ----------   ---------      ----------   ----------

COMPREHENSIVE INCOME/(LOSS)                  $  (3,845)   $      7       $ (3,435)    $  (3,607)
                                             ==========   =========      =========    ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
                                                                   (in thousands of dollars)
                                                                 December 31,        June 30,
                                                                    1997               1998
                                                                 ------------      ------------
ASSETS                                                                             (Unaudited)
Current assets:
     Cash and cash equivalents (Note 1)                          $   12,604        $    5,184
     Accounts receivable:
       Trade:
         Technology license fees and royalties                          200                42
         Other                                                          368               774
       Unbilled                                                           -                17
       Allowance for doubtful accounts                                  (38)              (57)
                                                                 ------------      ------------
                     Total accounts receivable                   $      530        $      776

     Inventories, net of reserves (Note 2)                            1,333             2,867
     Other current assets                                               213               267
                                                                 ------------      ------------
                     Total current assets                        $   14,680        $    9,094

Property and equipment, net                                           1,144             1,109
Patent rights and other intangibles, net (Note 4)                     1,488             2,571
Other assets (Note 5)                                                    49             2,002
                                                                 ------------      ------------
                                                                 $   17,361        $   14,776
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $    1,324        $    1,332
     Accrued expenses                                                 1,392               932
     Accrued payroll, taxes and related expenses                        181                84
     Customers' advances                                                 87                34
                                                                 ------------      ------------
                     Total current liabilities                   $    2,984        $    2,382
                                                                 ------------      ------------

Other Liabilities (Note 4)                                       $        -        $      280
                                                                 ------------      ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY (Note 3)
Preferred stock, $.10 par value, 10,000,000 shares
  authorized; issued and outstanding 13,250 and 5,158
  shares, respectively (redemption amount
  $13,314,399 and $5,282,422, respectively)                      $   10,458        $    4,367
Common stock, $.01 par value, 185,000,000 shares
  authorized; issued and outstanding 133,160,212
  and 149,668,875 shares, respectively                                1,332             1,497
Additional paid-in-capital                                           96,379           103,368
Unearned portion of compensatory warrants                                 -              (109)
Accumulated deficit                                                 (93,521)          (97,115)
Cumulative translation adjustment                                       119               106
Common stock subscriptions receivable                                  (390)                -
                                                                 ------------      ------------
                     Total stockholders' equity                  $   14,377        $   12,114
                                                                 ------------      ------------

                                                                 $   17,361        $   14,776
                                                                 ============      ============

The accompanying notes are an integral part of the condensed consolidated financial statements.


NOISE CANCELLATION TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)                                                                     (in thousands of dollars)
                                                                                Six months ended June 30,
                                                                                -------------------------
                                                                                   1997          1998
                                                                                -----------   -----------
                                                                                (Note 11)
Cash flows from operating activities:
  Net (loss)                                                                    $   (3,431)   $   (3,594)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
      Depreciation and amortization                                                    443           480
      Common stock options and warrants issued as consideration for:
          Compensation                                                                   -           184
          Interest on debentures                                                        52             -
      Discount on beneficial conversion feature on convertible debt                  1,420             -
      Provision for tooling costs                                                        -            33
      Provision for doubtful accounts                                                  209            24
      Loss on disposition of fixed assets                                               63            32
      Changes in operating assets and liabilities:
          (Increase) in accounts receivable                                           (378)         (471)
          Decrease in license fees receivable                                            -           200
          (Increase) in inventories                                                   (344)       (1,535)
          (Increase) decrease in other assets                                          184        (2,007)
          (Decrease) in accounts payable and accrued expenses                         (672)         (458)
          (Decrease) in other liabilities                                              (77)         (145)
                                                                                -----------   -----------

      Net cash (used in) operating activities                                   $   (2,531)   $   (7,257)
                                                                                -----------   -----------

Cash flows from investing activities:
  Capital expenditures                                                          $     (115)   $     (390)
  Acquisition of patent rights                                                           -          (150)
  Sale of fixed assets                                                                   -            46
                                                                                -----------   -----------

      Net cash (used in) investing activities                                   $     (115)   $     (494)
                                                                                -----------   -----------

Cash flows from financing activities:
  Proceeds from:
      Convertible debt (net)                                                    $    3,408    $        -
      Sale of preferred stock (net)                                                      -           (32)
      Sale of subsidiary stock (net)                                                     -           (17)
      Stock subscription receivable                                                      -           390
                                                                                -----------   -----------

      Net cash provided by financing activities                                 $    3,408    $      341
                                                                                -----------   -----------

Effect of exchange rate changes on cash                                         $       (8)   $      (10)
                                                                                -----------   -----------

Net increase (decrease) in cash and cash equivalents                            $      754    $   (7,420)
Cash and cash equivalents - beginning of period                                        368        12,604
                                                                                -----------   -----------

Cash and cash equivalents - end of period                                       $    1,122    $    5,184
                                                                                ===========   ===========

Cash paid for interest                                                          $        2    $        1
                                                                                ===========   ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

NOISE CANCELLATION TECHNOLOGIES, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 and the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Noise Cancellation Technologies, Inc. (the "Company" or "NCT") Annual Report on Form 10-K, for the year ended December 31, 1997 as amended by Amendment No. 1 thereto filed on April 30, 1998 and Amendment No. 2 thereto filed on May 4, 1998.

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $97.1 million on a cumulative basis through June 30, 1998. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners.

      Cash, cash equivalents and short-term investments amounted to $5.2 million at June 30, 1998, decreasing from $12.6 million at December 31, 1997. Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, the sale of shares of stock of Verity Group plc ("Verity"), discussed below, and the Company's Series D Convertible Preferred Stock Private Placement ("1998 Series D Preferred Stock Private Placement") and the Series A Convertible Preferred Stock Private Placement of the Company's majority owned subsidiary, NCT Audio Products, Inc. ("NCT Audio" and the "1998 NCT Audio Series A Preferred Stock Private Placement", respectively), also discussed below, should be sufficient to sustain the Company's anticipated future level of operations into 1999. (Please refer to Note 12. Subsequent Events for a discussion relating to the two recent 1998 Preferred Stock Private Placements.) However, the period during 1999 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain.

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

      On April 30, 1998, the Company completed the sale of 5.0 million ordinary shares of Verity acquired upon the Company's exercise on April 7, 1998 of the option it held to purchase such shares at a price of 50 pence per share. This option was acquired by the Company in connection with the cross license agreement entered into by the Company, Verity and New Transducers Ltd. ("NXT"), a wholly owned subsidiary of Verity. The Company realized a $3.2 million gain from the exercise of such option and the sale of the Verity ordinary shares received therefrom, which is included in other income for the three months ended June 30, 1998 and the six months ended June 30, 1998.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at June 30, 1998, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2.    INVENTORIES:
      Inventories comprise the following:
      (thousands of dollars)
                                         December 31,      June 30,
                                             1997            1998
                                         ------------    ------------
    Components                           $       514     $       838
    Finished Goods                             1,291           2,153
                                         ------------    ------------
    Gross Inventory                      $     1,805     $     2,991
    Reserve for Obsolete &
      Slow Moving Inventory                     (472)           (124)
                                         ------------    ------------
        Inventory, Net of Reserves       $     1,333     $     2,867
                                         ============    ============

      The reserve for obsolete and slow moving inventory at June 30, 1998 has decreased to $124,000 due to the application of reserves to slow moving inventory during the first six months of 1998.



3.    STOCKHOLDERS' EQUITY:

      The changes in  stockholders'  equity during the six months ended June 30, 1998, were as follows:


                    Balance at     Conversion     Net Sale of   Stock          Compensatory                              Balance at
                    December 31,   of Preferred   Common        Subscription   Options/      Accumulated   Translation   June 30,
                    1997           Stock          Stock         Receivable     Warrants      (Deficit)     Adjustment    1998
                    ------------   ------------   -----------   ------------   ------------  -----------   -----------   ----------

Preferred Stock:
  Shares                   13              (8)            -              -              -            -             -            5
  Amount               10,458           (6,091)           -              -              -            -             -        4,367

Common Stock:
  Shares              133,162           15,132        1,375              -              -            -             -      149,669
  Amount                1,332              151           14              -              -            -             -        1,497

Additional
 Paid-in
 Capital               96,379            5,911          883              -            195            -             -      103,368

Accumulated
 Surplus (Deficit)    (93,521)               -            -              -              -       (3,594)            -      (97,115)

Cumulative
 Translation
 Adjustment               119                -            -              -              -            -           (13)         106

Stock Subscription
 Receivable              (390)               -            -            390              -            -             -            -

Unearned
 Compensatory Stock
 Options/Warrants           -                -            -              -           (109)           -             -         (109)


4.    Other Liabilities

      On June 5, 1998, Interactive Products, Inc. ("IPI") entered into an agreement with the Company granting the Company a license to, and an option to purchase a joint ownership interest in, patents and patents pending which relate to IPI's speech recognition technologies, speech compression technologies and speech identification and verification technology. The aggregate value of the patented technology is $1,250,000, which was paid by a $150,000 cash payment and delivery of 1,250,000 shares of the Company's common stock valued at $0.65625 per share on June 5, 1998. At such time as IPI sells any of such shares, the proceeds thereof will be allocated towards a fully paid-up license fee for the technology rights noted above. In the event that the proceeds from the sale of shares are less than the $1,100,000, the Company will record a liability representing the cash payment due. The Company has recorded a liability of $280,000 at June 30, 1998 representing the difference between the market value of the shares issued on June 5, 1998 and the balance due on the license fee. On July 5, 1998 the Company paid IPI $50,000, which was held in escrow as security for the fulfillment of the Company's obligations, towards the liability.


5.    Other Assets

      On April 20, 1998, NCT Audio signed a letter of intent to acquire substantially all of the business assets of a supplier of custom automotive audio systems (the "Second Acquisition Company"). In consideration for the assets to be acquired, the Second Acquisition Company shall receive registered shares of NCT Audio's common stock having an aggregate value of $2,000,000 as calculated using the offering price of such stock in an initial public offering being considered by NCT Audio as a means of raising acquisition funding. In addition to the above, on June 17, 1998, NCT Audio provided a working capital loan to the Second Acquisition Company of $500,000 which is evidenced by a demand promissory note. The unpaid principal balance of this note bears interest at a rate equal to the prime lending rate plus one percent (1.00%).

      On June 8, 1998, NCT Audio signed a letter of intent to acquire substantially all of the business assets of a tier one automotive original equipment audio system supplier (the "First Acquisition Company"). On June 11, 1998, NCT Audio paid a non-refundable deposit of $1,450,000 towards the purchase price, which is recorded as an investment in unconsolidated subsidiaries. The total purchase price is $10,000,000 in cash and up to $6,000,000 in possible future contingent payments to be paid in either NCT Audio common stock or cash, at the seller's election. The transaction is subject to approval of the shareholders of the First Acquisition Company's parent company. On July 31,1998, NCT Audio paid the parent of the First Acquisition Company $2,050,000, to be held in escrow with securities and documentation necessary to represent beneficial ownership of 35% of the total equity rights and interests in the First Acquisition Company, until such time as the First Acquisition Company's parent company stockholders approve the sale of the business assets of the First Acquisition Company.


6.    Litigation

      On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended, and the Company's Quarterly report on Form 10-Q for the period ended March 31,1998, as amended, for a discussion of this suit. There were no material developments in this suit during the period covered by this report.

     On September 16, 1997, Ally Capital Corporation ("Ally") filed suit against the Company, John J. McCloy II, Michael J. Parrella, Jay M. Haft and Alistair J. Keith, current and former directors of the Company, in the United States District Court for the District of Connecticut (the "District Court"). Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended, and the Company's Quarterly report on Form 10-Q for the period ended March 31, 1998, as amended, for a discussion of this suit. On July 15,1998 the Company paid plaintiff, Ally, twenty-five thousand ($25,000.00) dollars in settlement of the suit which was dismissed on behalf of all defendants with prejudice and without costs on July 16, 1998.

      On June 10, 1998, Schwebel Capital Investments, Inc. ("SCI") filed suit against the Company and Michael J. Parrella, President, Chief Executive Officer and a Director of the Company, in the Circuit Court for Anne Arundel County, Maryland. The summons and complaint in the suit were served on the Company and Mr. Parrella on June 24, 1998. The complaint alleges the Company breached, and Mr. Parrella interfered with, a purported contract entered into "in 1996" between the Company and SCI under which SCI was to be paid commissions by the Company when the Company received capital from investors who purchased debentures or convertible preferred stock of the Company during a period presumably commencing on the date of the alleged contract and allegedly extending at least to May 1, 1998. In this regard, the complaint alleges that SCI, by virtue of a purported right of first refusal that the Company did not honor, is entitled to commissions totaling $1,500,000 in connection with the Company's sale of $13,300,000 of preferred stock and a subsidiary of the Company's sale of $4,000,000 of stock convertible into common stock of the Company. In the complaint SCI demands judgment against the Company for compensatory damages of $1,673,000, punitive damages of $50,000 and attorneys' fees of $50,000 and demands judgment against Mr. Parrella for compensatory damages of $150,000, punitive damages of $500,000 and attorneys' fees of $50,000 as well as unspecified other appropriate relief. Because the Company has only recently been served in the suit and no discovery has taken place, the Company is unable to assess the likelihood of an adverse result. Management, however, believes it has meritorious defenses and intends a vigorous defense of this suit. However, in the event this suit does result in a substantial final judgment against the Company, said judgment could have a severe material effect on quarterly or annual operating results.


7.    Common Stock

      On February 14, 1998, the Board of Directors authorized the issuance of 100,000 shares of the Company's common stock to a prospective employee in connection with an offer of employment. The Company issued these shares to the employee on April 20,1998, the date on which employment with the Company commenced. The Company has recognized $78,000 of expense in connection with the issuance of shares to this employee as of June 30, 1998.

      Between April 30, 1998 and June 30,1998, the Company issued 15,132,101 shares of the Company's common stock in connection with conversions of shares of Series C Convertible Preferred Stock issued in a private placement pursuant to Regulation D of the Securities Act of 1933, as amended (the "Securities Act") in the fourth quarter of 1997.

     At June 30, 1998, the aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants was 18.4 million shares, and the aggregate number of shares required to be reserved for issuance upon conversion of issued and outstanding shares of Series C Convertible Preferred Stock was 6.6 million shares. The Company has also reserved 6.2 million shares of common stock for issuance to certain holders of NCT Audio common stock upon their exercise of certain rights to exchange their shares of NCT Audio common stock for shares of the Company's common stock. At June 30, 1998, the number of shares available for the exercise of options and warrants was 19.3 million and of the outstanding options and warrants, options and warrants to purchase 17.2 million shares were currently exercisable.

      See Note 4 for other stock issuances.


8.    Common Stock Options

      On January 15, 1998, the Board of Directors amended the Noise Cancellation Technologies, Inc. Stock Incentive Plan (the "1992 Plan"), subject to stockholder approval, to increase the aggregate number of shares of the Company's common stock reserved for awards of restricted stock and for issuance upon the exercise of stock options granted under the 1992 Plan from 10,000,000 shares to 30,000,000 shares and to amend certain administrative provisions of the 1992 Plan (the "1992 Plan Amendment"). The Company plans to seek stockholder approval of the 1992 Plan Amendment at the next annual meeting of stockholders of the Company scheduled for September 10, 1998.

      On October 6, 1997, the Board of Directors had also granted options to purchase 1.9 million shares of the Company's common stock to four officers of the Company subject to the approval by the Company's stockholders of an increase in the number of shares covered by the 1992 Plan.

      On January 15, 1998,  the Board of Directors  granted  options to purchase
6.6 million shares of the Company's common stock, in the aggregate, to the Company's President and its four non-employee directors, subject to stockholder approval of the 1992 Plan Amendment. While none of the options to purchase such
6.6 million shares of the Company's common stock become vested or exercisable until stockholder approval of the 1992 Plan Amendment, options to purchase 4.0 million of such shares will not become vested and exercisable thereafter until the satisfaction of additional vesting requirements.

      On February 14, 1998, the Board of Directors  granted  options to purchase
3.6 million shares of the Company's common stock to certain officers, other employees and consultants of the Company subject to stockholder approval of the 1992 Plan Amendment. While none of the options to purchase said 3.6 million shares of the Company's common stock become vested or exercisable until stockholder approval of the 1992 Plan Amendment, options to purchase 2.1 million of such shares will not become vested or exercisable thereafter until the satisfaction of additional vesting requirements based on the passage of time.

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

      On February 14, 1998, the Board of Directors authorized the grant of an option to purchase 500,000 shares of the Company's common stock under the 1992 Plan in connection with an offer of employment. Such option was granted on April 20, 1998, the date on which the optionee's employment with the Company commenced, and became vested and exercisable on that date with respect to 125,000 shares and with respect to an additional 125,000 shares on each of the first, second, and third anniversaries of the date of grant. The exercise price under this option is $0.7813 per share, the fair value of the Company's common stock on April 20, 1998, as determined from the last sale price reported by the NASDAQ National Market System on that date.


9.    Recently Issued Accounting Pronouncements

     The Company will be required to implement the Financial Accounting Standards Board's Statements of Financial Accounting Standards, No. 131,
"Disclosure About Segments of an Enterprise and Related Information", in the fourth quarter of 1998. The Company has not yet determined whether the above pronouncement will have a significant effect on the information presented in the financial statements.


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

11.   Restatement of Prior Year Quarterly Statements of Operations

      Between January 15, 1997 and March 25, 1997, the Company issued and sold an aggregate amount of $3.4 million of non-voting subordinated convertible debentures in a private placement pursuant to Regulation S of the Securities Act. In connection with these convertible debentures, the Company recognized a $1.4 million non-cash charge in the fourth quarter of 1997. Had the non-cash charge been allocated and recorded during each quarter of 1997 instead of allocated and recorded entirely in the fourth quarter, the 1997 quarterly results would have been reported as follows:



                                            Three Months          Six Months Ended           Nine Months
                                               Ended                    Ended                   Ended
                                          March 31, 1997           June 30, 1997         September 30, 1997
                                      ---------------------    --------------------     --------------------
                                      As                       As                       As
 (in thousands, except                Reported     Adjusted    Reported    Adjusted     Reported    Adjusted
   per share amounts)                 --------     --------    --------    --------     --------    --------

Interest (income) expense             $      -     $    179    $     47    $  1,467     $     75    $  1,495

Net Income (Loss)                     $    599     $    420    $ (2,011)   $ (3,431)    $ (5,178)   $ (6,598)

Weighted average number of common
  shares outstanding                   111,978      111,978     117,332     117,332      121,490     121,490

Net Income (Loss) Per Common Share    $   0.01     $   0.00    $  (0.02)   $  (0.03)   $   (0.04)   $  (0.05)


The accompanying Statement of Operations for the three months ended June 30, 1997, and the six months ended June 30, 1997, have been retroactively adjusted to reflect the above transaction in the correct periods.


12.         Subsequent Events

      On July 15, 1998 the Company transferred $5,000 and all of the business and assets of its Hearing Products Division as then conducted by the Company and as reflected on the business books and records of the Company to a newly incorporated subsidiary company, NCT Hearing Products, Inc. ("NCT Hearing") in consideration for 6,400 shares of NCT Hearing common stock whereupon NCT Hearing became a wholly owned subsidiary of the Company. The Company also granted NCT Hearing an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to Hearing Products in consideration for a license fee of $3,000,000 to be paid when proceeds are available from the sale of NCT Hearing common stock and running royalties payable with respect to NCT Hearing's sales of products incorporating the licensed technology and its sublicensing of such technology. It is anticipated that NCT Hearing will issue additional shares of its common stock in transactions exempt from registration in order to raise additional working capital.

      On July 29, 1998, the Company filed on Form 8-K, its plan to repurchase from time to time up to 10,000,000 shares of the Company's common stock in the open market pursuant to Rule 10b-18 under the Securities Exchange Act of 1934 or through block trades.

      Between July 27, 1998 and August 4, 1998, the Company entered into a series of subscription agreements (the "Subscription Agreements") to sell 6,000 shares of the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock") having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer (the "1998 Series D Preferred Stock Private Placement). The sale of 6,000 shares of Series D Preferred Stock having an aggregate $6.0 million stated value was completed on August 6, 1998. $5.2 million net proceeds were received by the Company from the 1998 Series D Preferred Stock Private Placement. Each share of the Series D Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series D Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. Under the terms of the Subscription Agreements the Company is required to file a registration statement ("the Registration Statement") covering the resale of all shares of common stock of the Company issuable upon conversion of the Series D Preferred Stock then outstanding within sixty (60) days after the completion of the 1998 Series D Preferred Stock Private Placement (respectively, the "Filing Date" and the "Closing Date"). The shares of Series D Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) ninety (90) days after the Closing Date;
(ii) five (5) days after the Company receives a "no review" status from the Securities and Exchange Commission ("SEC") in connection with the Registration Statement; or (iii) the effective date of the Registration Statement. Each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the following formula (the "Conversion Formula"):

                              [(.04) x (N/365) x (1,000)] + 1,000
                              -----------------------------------
                                        Conversion Price

      where

            N  =        the number of days between (i) the Closing  Date,  and
                        (ii) the conversion date.


            Conversion
            Price  =    the  greater  of  (i)  the  amount  obtained  by
                        multiplying the Conversion  Percentage  (which  means
                        80% reduced by an additional 2% for every 30 days that the Registration Statement has not been filed by the Filing Date) in effect as of the conversion date times the average market price for the Company's common stock for the (5) consecutive trading days immediately preceding such date; or (ii) $0.50.


      The conversion terms of the Series D Preferred Stock also provide that in no event shall the Company be obligated to issue more than 12,000,000 shares of its common stock in the aggregate in connection with the conversion of the 6,000 shares of Series D Preferred Stock issued under the 1998 Series D Preferred Stock Private Placement. The Subscription Agreements also provide that the Company will be required to make certain payments in the event of its failure to effect conversion in a timely manner.

      Between July 27, 1998 and August 4, 1998, NCT Audio entered into a series of subscription agreements (the "NCT Audio Subscription Agreements") to sell 60 shares of NCT Audio's Series A Convertible Preferred Stock ("NCT Audio Series A Preferred Stock") having an aggregate state value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer (the "1998 NCT Audio Series A Preferred Stock Private Placement"). NCT Audio Subscription Agreements for the purchase of 60 shares of NCT Audio Series A Preferred Stock have been received and accepted by NCT Audio through August 4, 1998. Of the total 60 share NCT Audio Series A Preferred Stock offering, sales of 44 shares of NCT Audio Series A Preferred Stock having an aggregate $4.4 million stated value were completed as of August 13, 1998. The sale of the remaining 16 shares of NCT Audio Series A Preferred Stock are scheduled to be completed by August 17, 1998. $3.8 million net proceeds have been received by NCT Audio from the 1998 Series A Preferred Stock Private Placement. Assuming completion of the sale of the remaining 16 shares covered by the NCT Audio Subscription Agreements, NCT Audio should receive additional net proceeds of $1.4 million. Each share of the NCT Audio Series A Preferred Stock has a par value of $.10 per share and a stated value of one hundred thousand dollars ($100,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of NCT Audio Series A Preferred Stock is convertible into fully paid and nonassessable shares of NCT Audio's common stock subject to certain limitations. Under the terms of the NCT Audio Subscription Agreements NCT Audio is required to file a registration statement ("NCT Audio Registration Statement") covering the resale of all shares of common stock of NCT Audio issuable upon conversion of the NCT Audio Series A Preferred Stock then outstanding by a date (the "Filing Deadline") which is not later than thirty (30) days after the Company becomes a "reporting company" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The shares of NCT Audio Series A Preferred Stock become convertible into shares of NCT Audio common stock at any time after the date the Company becomes a "reporting company" under the Exchange Act. Each share of NCT Audio Series A Preferred Stock is convertible into a number of shares of common stock of NCT Audio as determined in accordance with the following formula (the "NCT Audio Conversion Formula"):

                            [(.04) x (N/365) x (100,000)] + 100,000
                            ---------------------------------------
                                        Conversion Price

      where

            N  =        the number of days between (i) the date of  completion
                        of the sale of the 60 shares of NCT Audio  Series A
                        Preferred Stock being offered; and (ii) the conversion date.

            Conversion
            Price  =    the greater of (i) the amount obtained by multiplying
                        the Conversion Percentage (which means 80% reduced by
                        an  additional 2% for every 30 days that the NCT Audio
                        Registration Statement  has not been filed by the
                        Filing  Deadline) in effect as of such  date  times
                        the  average  market  price for NCT Audio's common
                        stock   for   the   (5)   consecutive   trading   days
                        immediately preceding such date;  or (ii)  the  "Floor
                        Price" which means the lowest number per share that will not cause the total number of shares of NCT
                        Audio common stock issuable upon the conversion of 60 shares of NCT Audio Series A Preferred Stock to equal or exceed twenty percent (20%) of the issued and outstanding shares of common stock of NCT
                        Audio on the  date  of  issuance  of the  NCT  Audio
                        Series A Preferred Stock as long as the common stock of NCT Audio is listed on the NASDAQ National
                        Market or the NASDAQ Small Cap Market (there is no
                        "Floor Price" if such listing is not so maintained by NCT Audio).

      The conversion terms of the NCT Audio Series A Preferred Stock also provide that in the event that NCT Audio has not become a "reporting company" under the Exchange Act by December 31, 1998, or the NCT Audio Registration Statement has not been declared effective by the SEC by December 31, 1998, the holder shall be entitled to exchange each share of NCT Audio Series A Preferred Stock for 100 shares of the Company's Series D Convertible Preferred Stock and thereafter shall be entitled to all rights and privileges of a holder of the Company's Series D Preferred Stock.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998

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


      GENERAL BUSINESS ENVIRONMENT

      The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. With the exception of sales of the Company's NoiseBuster(R) headsets, historically revenues from product sales were limited to sales of specialty products and prototypes. During the first half of 1998 the Company has introduced and is currently selling twenty-five new products and accessories in commercial quantities in various markets during 1998. During the first half of 1998 the Company received 68% of its revenue from product sales, 22% from license fees and royalties and only 10% from engineering and development services. Since 1991, excluding quarter to quarter variations, revenues from product sales have been increasing and management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

      Note 1. to the accompanying Condensed Consolidated Financial Statements and the liquidity and capital resources section which follows describe the current status of the Company's available cash balances.

      As previously disclosed, the Company implemented changes in its organization and focus in late 1994. Additionally, in late 1995 the Company redefined its corporate mission to be the worldwide leader in the advancement and commercialization of Active Wave Management technology. Active Wave Management is the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratios and/or enhance sound quality. This redefinition is the result of the development of new technologies, which the Company believes can produce products for fields beyond noise and vibration reduction and control. These technologies and products are consistent with shifting the Company's focus to technology licensing and product marketing in more innovative industries having greater potential for near term revenue generation.

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

     From the Company's inception through June 30, 1998, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 25% in product sales, 44% in engineering and development services and 31% in technology licensing fees.

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

     The Company continues to sell and ship ProActive(TM) and NoiseBuster(R) headsets in 1998. The Company is now selling products through three of its alliances: Walker Electronic Silencing, Inc. ("Walker") is manufacturing and selling industrial silencers; Siemens Medical Systems, Inc. ("Siemens") is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; and Ultra Electronics, Limited ("Ultra") is installing production model aircraft cabin quieting systems in turboprop aircraft. The Company is entitled to receive royalties from Walker on its sales of industrial silencers and from Ultra on its sales of aircraft cabin quieting systems. The Company also is entitled to receive direct product sales revenue from Siemens' purchase of headsets. In addition, the Company is entitled to royalties from NXT on its sale of certain audio products and from suppliers to United Airlines and another major carrier for integrated noise cancellation active-ready passenger headsets.

      Product revenues for the six months ended June 30, 1997 and 1998 were:

                                                 PRODUCT REVENUES
                                              (thousands of dollars)

                      Three Months Ended June 30,                 Six Months Ended June 30,
                   --------------------------------            -------------------------------
                      Amount        As a % of Total                Amount      As a % of Total
                   -------------    ---------------            -------------   ---------------
  Product           1997   1998      1997     1998              1997   1998     1997     1998
-------------      ------ ------    ------   ------            ------ ------   ------   ------
Headsets            $333   $528      95.7%    79.5%            $  549 $  761    94.5%    71.4%
Communications         6     63       1.7%     9.5%                11    213     1.9%    20.0%
Audio                  -     73       0.0%    11.0%                 -     85     0.0%     8.0%
Other                  9      -       2.6%     0.0%                21      6     3.6%     0.6%
                   ------ ------    ------   ------            ------ ------   ------   ------
   Total            $348   $664     100.0%   100.0%            $  581 $1,065   100.0%   100.0%
                   ====== ======    ======   ======            ====== ======   ======   ======

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

      On April 30, 1998, the Company completed the sale of 5.0 million ordinary shares of Verity acquired upon the Company's exercise on April 7, 1998 of the option it held to purchase such shares at a price of 50 pence per share. This option was acquired by the Company in connection with the cross license agreement entered into by the Company, Verity and NXT. The Company realized a $3.2 million gain from the exercise of such option and the sale of the Verity ordinary shares received therefrom, which is included in other income for the three months ended June 30, 1998 and the six months ended June 30, 1998.

      Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, the sale of Verity shares and the 1998 Series D Convertible Preferred Stock Private Placement and NCT Audio 1998 Series A Convertible Preferred Stock Private Placement, should be sufficient to sustain the Company's anticipated future level of operations into 1999. However, the period during 1999 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain. If the Company is not able to increase technology licensing fees, royalties and product sales, or generate additional capital, it will have to cut its level of operations substantially in order to conserve cash. (Refer to "Liquidity and Capital Resources" below and to Note 1. - "Notes to the Condensed Consolidated Financial Statements" above for a further discussion relating to continuity of operations.)


      RESULTS OF OPERATIONS

      Total revenues for the first six months of 1998 were $1.6 million compared to $4.0 million for the same period in 1997, a decrease of $2.4 million or 60%. The first half 1997 revenue included a one-time $3.0 million cross license fee from Verity. The timing and relative value of license fee revenue can and has created significant variability in the Company's period-to-period revenue comparisons. The absence of a first half 1998 license fee similar to the 1997 Verity cross license fee caused such variability in the Company's period-to-period revenue performance. Such variability is not uncommon given the high value and low frequency of receipt of such sizable license fees.

      Consistent with the Company's objectives, product sales have generally been increasing on a quarter-to-quarter basis, accompanied by increasing margins. Product sales are accounting for a greater share of the Company's total revenues. Product sales increased to $1.1 million for the first six months of 1998 versus $0.6 million for the same period in 1997, an increase of $0.5 million or 83% primarily reflecting increased NoiseBuster(R) sales and ClearSpeech(TM) sales and the introduction of Gekko(TM) flat speakers. While product sales have been generally increasing, engineering and development services, having little or no margins, have been decreasing on a quarter-to-quarter basis and are accounting for a much lower share of the Company's total revenues, reaching an insignificant level in the current quarter. Engineering and development services decreased to $0.1 million for the first six months of 1998 from $0.2 million for the same period in 1997, a decrease of 30%.

      As discussed above, the timing of realization of technology license fees often creates significant variability in the Company's period-to-period revenue comparisons. Technology licensing fees and royalties in the first six months of 1998 were $0.3 million versus $3.2 million for the same period in 1997, a decrease of $2.9 million or 89% primarily due to the receipt in 1997 of the $3.0 million Verity license fee. While overall revenue in this category declined significantly owing to the Verity cross license fee in 1997, for the first time the Company realized royalties from existing licensees including Ultra Electronics, Ltd. and United Airlines. Royalties from these and other licensees are expected to account for a greater share of the Company's revenue in future quarters.

      Cost of product sales increased to $0.9 million for the first six months of 1998 versus $0.5 million for the same period in 1997, an increase of $0.4 million or 72% primarily reflecting the above noted increase in product sales. Product margin increased to 18% for the first six months of 1998 from 13% during the same period in 1997 due to an increase in the margin on NoiseBuster Extreme!(TM) sales and the introduction of ClearSpeech(TM) sales and Gekko(TM) flat speaker sales. Cost of engineering and development services decreased to $0.1 million for the first six months of 1998 versus $0.2 million for the same period in 1997, due to a reduction in contract revenue. The gross margin on engineering and development services increased to 14% for the first six months of 1998 from 6% during the same period in 1997 due to more profitable contracts in 1998.

      Selling, general and administrative expenses for the first six months of 1998 were $4.5 million versus $2.3 million for the same period in 1997, an increase of $2.2 million or 98% primarily due to a substantial increase in the number of sales and marketing personnel and a substantial increase in sales and marketing efforts, including advertising, to support the introduction of several new product lines in 1998.

      Research and development expenditures for the first six months of 1998 were $3.3 million versus $3.0 million for the same period in 1997, an increase of $0.3 million or 9% primarily due to continued efforts to focus on near-term product sales and technology licensing fees. The Company continues to focus on products utilizing its hearing products, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.

      The Company believes the cost of administering its Year 2000 Compliance program will not have a material adverse impact on future earnings. However, the potential costs and uncertainties associated with any Year 2000 Compliance program will depend on a number of factors, including software, hardware and the nature of the industry in which the Company, its subsidiaries, suppliers and customers operate. In addition, companies must coordinate with other entities with which they electronically interact, such as customers, suppliers, financial institutions, etc.

      Although the Company's evaluation of its systems is still in progress, there has been no indication that the Year 2000 Compliance issue, as it relates to internal systems, will have a material impact on future earnings. While the Company is not aware or any material Year 2000 Compliance issues at its customers and suppliers, such potential problems remain a possibility and could have a material adverse impact on the Company's future results.


      LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $97.1 million on a cumulative basis through June 30, 1998. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners.

      Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, the sale of the Verity shares (see "General Business Environment") and the 1998 Series D Convertible Preferred Stock Private Placement and NCT Audio 1998 Series A Convertible Preferred Stock Private Placement, should be sufficient to sustain the Company's anticipated future level of operations into 1999. However, the period during 1999 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain.

      There can be no assurance that funding will be provided by technology licensing fees, royalties, product sales, engineering and development revenue. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at June 30, 1998, about the Company's ability to continue as a going concern.

     At June 30, 1998, cash and short-term investments were $5.2 million. The available resources were invested in interest bearing money market accounts and commercial paper. The Company's investment objective is preservation of capital while earning a moderate rate of return.

     In addition, the Company's current common stock price of less than $1.00 presents a substantial risk that the Company's common stock may no longer be listed on the NASDAQ National Market System for trading by mid-September 1998. While a delisting of the Company's common stock is not anticipated to have an immediate effect on the Company's operations, it may make it more difficult for the Company to raise additional capital to fund future operations.

      The Company's working capital decreased to $6.7 million at June 30, 1998, from $11.7 million at December 31, 1997. This decrease of $5.0 million was primarily due to increasing efforts to develop and introduce new product lines and to fund operations for the period.

      During the first six months of 1998, the net cash used in operating activities was $7.3 million, compared to $2.5 million used in operating activities during the same period of 1997.

      Net inventory increased during the first six months of 1998 by $1.5 million primarily due to stocking for anticipated sales of the NoiseBuster(R) line of headsets and the Gekko(TM) flat speaker.

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

      There were no material commitments for capital expenditures as of June 30, 1998, and no material commitments are anticipated in the near future.

                                   PART II

                              OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      For discussion of legal proceedings, see Note 6 - "Notes to the Condensed Consolidated Financial Statements" which is incorporated by reference herein.


ITEM 6.     EXHIBITS

      (a)   Exhibits

            Exhibit 27-1            Financial Data Schedule

            Exhibit 27-2 Restated Financial Data Schedule (2nd Qtr Ended June 30, 1997)

            Exhibit 99 Employment Agreement by and between the Company and Paul D. Siomkos, dated February 26, 1998

      (b) The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

            (i) A report on Form 8-K was filed on June 3, 1998, reporting the date for the next Annual Meeting of Stockholders of the Company and the record date relating to the Meeting.

            (ii) A report on Form 8-K was filed on June 10, 1998,  reporting the
                 Company's June 9, 1998 press release announcing acquisition and financing plans of the Company's subsidiary, NCT Audio Products, Inc. and the appointment of a new President of that subsidiary.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NOISE CANCELLATION TECHNOLOGIES, INC.



                              By:   /s/ MICHAEL J. PARRELLA
                                    ------------------------------
                                    Michael J. Parrella
                                    President


                              By:   /s/ CY E. HAMMOND
                                    ------------------------------
                                    Cy E. Hammond
                                    Senior Vice President,
                                    Chief Financial Officer


Dated:  August 14, 1998