Form 10-Q
period 1998-09-30
NCT GROUP INC
filed 1998-11-05
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED       September 30, 1998

-------------------------------------------------------------------------------
COMMISSION FILE NUMBER:   0-18267
-------------------------------------------------------------------------------

NCT Group, Inc.
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

(410) 636-8700
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Noise Cancellation Technologies, Inc.
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                   152,494,382 shares outstanding as of October 30, 1998

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)

                                                    (In thousands except per share amounts)
                                                  --------------------------------------------
                                                     Three Months              Nine Months
                                                  Ended September 30,      Ended September 30,
                                                  --------------------------------------------
                                                    1997       1998          1997       1998
                                                  -------------------      -------------------
                                                                           (Note 11)
REVENUES:
   Technology licensing fees and royalties      $     220    $      29       $    3,430   $     375
   Product sales, net                                 488          548            1,069       1,613
   Engineering and development services               128          138              341         287
                                                ---------    ---------       ----------   ---------
     Total revenues                             $     836    $     715       $    4,840   $   2,275
                                                ---------    ---------       ----------   ---------

COSTS AND EXPENSES:
   Costs of sales                               $     896    $     383       $    1,401   $   1,252
   Costs of engineering and development
     services                                          96           65              295         193
   Selling, general and administrative              1,483        3,159            3,734       7,613
   Research and development                         1,501        1,430            4,513       4,727
   Other (income)/expense (Note 1)                      -           38                -      (3,344)
   Interest (income)/expense (Note 11)                 28         (114)           1,495        (326)
                                                ---------    ---------       ----------   ---------
     Total costs and expenses                   $   4,004    $   4,961       $   11,438   $  10,115
                                                ---------    ---------       ----------   ---------

NET(LOSS)                                       $  (3,168)   $  (4,246)      $   (6,598)  $  (7,840)
                                                ==========   ==========      ===========  ==========

   Preferred stock dividend requirement         $       -    $     723       $        -   $   2,413
   Accretion of difference between carrying
     amount and redemption amount of
     redeemable preferred stock                         -          699                -       1,183
                                                ----------   ----------      -----------  ----------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                             $  (3,168)   $  (5,668)      $   (6,598)  $ (11,436)
                                                ==========   ==========      ===========  ==========

Basic and diluted loss per share                $   (0.02)   $   (0.04)      $    (0.05)  $   (0.08)
                                                ==========   ==========      ===========  ==========

Weighted average common shares outstanding -
  basic and diluted                               130,467      151,740          121,490      140,906
                                                ==========   ==========      ===========  ===========


                        NCT GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                                    Three Months                    Nine Months
                                                 Ended September 30,            Ended September 30,
                                                 -------------------            -------------------
                                                    1997         1998              1997        1998
                                                 -------------------            -------------------

NET (LOSS)                                       $ (3,168)    $ (4,246)         $ (6,598)   $ (7,840)

Other comprehensive income/(loss)
  Currency translation adjustment                     (21)         (65)              (25)        (78)
                                                 ---------    ---------         ---------   ---------

COMPREHENSIVE (LOSS)                             $ (3,189)    $ (4,311)         $ (6,623)   $ (7,918)
                                                 =========    =========         =========   =========
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                                                                (in thousands of dollars)
                                                             December 31,       September 30,
                                                                 1997               1998
                                                             ------------       -------------
ASSETS                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents (Note 1)                      $    12,604        $      5,549
     Accounts receivable:
         Trade:
                Technology license fees and royalties                200                  60
                Other                                                368                 653
         Allowance for doubtful accounts                             (38)               (100)
                                                             ------------       -------------
                     Total accounts receivable               $       530        $        613

     Inventories, net of reserves (Note 2)                         1,333               3,923
     Other current assets                                            213                 356
                                                             ------------       -------------
                     Total current assets                    $    14,680        $     10,441

Property and equipment, net                                        1,144               1,470
Goodwill (Note 7)                                                      -                 598
Patent rights and other intangibles, net (Note 4)                  1,488               2,404
Other assets (Note 5)                                                 49               5,479
                                                             ------------       -------------
                                                             $    17,361        $     20,392
                                                             ============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $     1,324        $      2,777
     Accrued expenses                                              1,392               1,280
     Accrued payroll, taxes and related expenses                     181                 151
     Current maturities of LTD                                         -                 446
     Customers' advances                                              87                  38
                                                             ------------       -------------
                     Total current liabilities               $     2,984        $      4,692
                                                             ------------       -------------

Commitments and contingencies

Minority interest in consolidated subsidiary
  Preferred stock in subsidiary, $.10 par value, 1,000
  shares authorized, 60 issued and outstanding
  (redemption amount $6,041,616)                             $         -        $      6,042
                                                             ------------       -------------

STOCKHOLDERS' EQUITY (Note 3)
Preferred stock, $.10 par value, 10,000,000 shares
  authorized
    Series C issued and outstanding 13,250 and
     2,400 shares, respectively (redemption amount
     $13,314,399 and $2,480,789, respectively)               $    10,458        $      1,954
    Series D Preferred stock, 6,000 shares issued and
     outstanding (redemption amount $6,041,616)                        -               5,576
Common stock, $.01 par value, 185,000,000 shares,
  authorized; issued and outstanding 133,160,212 and
  155,337,316 shares, respectively                                 1,332               1,553
Additional paid-in-capital                                        96,379             104,065
Unearned portion of compensatory warrants and stock                    -                (220)
Accumulated deficit                                              (93,521)           (101,361)
Cumulative translation adjustment                                    119                  41
Common stock subscriptions receivable                               (390)                  -
Treasury stock (3,354,109 shares)                                      -              (1,950)
                                                            -------------       -------------
                     Total stockholders' equity             $     14,377        $      9,658
                                                            -------------       -------------
                                                            $     17,361        $     20,392
                                                            =============       =============

The accompanying notes are an  integral  part of the  condensed  consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)

                                                                    (in thousands of dollars)
                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                      1997             1998
                                                                 -------------------------------
                                                                    (Note 11)
Cash flows from operating activities:

   Net (loss)                                                       $  (6,598)       $  (7,840)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities:
          Depreciation and amortization                                   877              805
          Common stock options and warrants issued as
            consideration for:
              Compensation                                                  3              213
              Interest on debentures                                       52                -
              Patent rights                                                 -              446
          Discount on beneficial conversion feature on
            convertible debt                                            1,420                -
          Provision for tooling costs                                       -               39
          Provision for doubtful accounts                                 148               62
          Loss on disposition of fixed assets                              63               35
          Changes in operating assets and liabilities:
            (Increase) in accounts receivable                            (412)            (195)
            Decrease in license fees receivable                             -              200
            (Increase) in inventories                                    (450)          (2,583)
            (Increase) decrease in other assets                           167             (524)
            Increase in accounts payable and accrued expenses             780              843
            (Decrease) in other liabilities                               (48)            (514)
                                                                    ----------       ----------

          Net cash (used in) operating activities                   $  (3,998)       $  (9,013)
                                                                    ----------       ----------

Cash flows from investing activities:
   Capital expenditures                                             $    (127)       $    (462)
   Acquisition of patent rights                                             -             (200)
   Acquisition of subsidiaries (Note 5)                                     -           (4,900)
   Sale of fixed assets                                                     -               44
                                                                    ----------       ----------

          Net cash (used in) investing activities                   $    (127)       $  (5,518)
                                                                    ----------       ----------

Cash flows from financing activities:
   Proceeds from:
          Convertible debt (net)                                    $   3,795        $       -
          Sale of Series C preferred stock (net)                            -              (36)
          Sale of Series D preferred stock (net)                            -            5,164
          Sale of subsidiary Series A preferred stock (net)                 -            5,164
          Sale of common stock (net)                                        8              352
          Sale of subsidiary common stock (net)                         1,000                -
          Treasury stock                                                    -           (3,078)
                                                                    ----------       ----------

          Net cash provided by financing activities                 $   4,803        $   7,566
                                                                    ----------       ----------

Effect of exchange rate changes on cash                             $      (8)       $     (90)
                                                                    ----------       ----------

Net increase (decrease) in cash and cash equivalents                $     670        $  (7,055)
Cash and cash equivalents - beginning of period                           368           12,604
                                                                    ----------       ----------

Cash and cash equivalents - end of period                           $   1,038        $   5,549
                                                                    ==========       ==========

Cash paid for interest                                              $       2        $       1
                                                                    ==========       ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 and the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the NCT Group, Inc. (formerly "Noise Cancellation Technologies, Inc.") (the "Company" or "NCT") Annual Report on Form 10-K, for the year ended December 31, 1997 as amended by Amendment No. 1 thereto filed on April 30, 1998 and Amendment No. 2 thereto filed on May 4, 1998.

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $101.4 million on a cumulative basis through September 30, 1998. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners.

      Cash, cash equivalents and short-term investments amounted to $5.5 million at September 30, 1998, decreasing from $12.6 million at December 31, 1997. Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, should be sufficient to sustain the Company's anticipated future level of operations into 1999. However, the period during 1999 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain.

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

      On April 30, 1998, the Company completed the sale of 5.0 million ordinary shares of Verity Group plc ("Verity") acquired upon the Company's exercise on April 7, 1998 of the option it held to purchase such shares at a price of 50 pence per share. This option was acquired by the Company in connection with the cross license agreement entered into by the Company, Verity and New Transducers Ltd. ("NXT"), a wholly owned subsidiary of Verity. The Company realized a $3.2 million gain from the exercise of such option and the sale of the Verity ordinary shares received therefrom, which is included in other income for the nine months ended September 30, 1998.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at September 30, 1998, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


2.    INVENTORIES:
      Inventories comprise the following:
                                             (thousands of dollars)
                                         December 31,      September 30,
                                            1997               1998
                                         ------------      -------------
   Components                            $    514          $    787
   Finished Goods                           1,291             3,299
                                         ------------      -------------
   Gross Inventory                       $  1,805          $  4,086
   Reserve for Obsolete & Slow Moving
     Inventory                               (472)             (163)
                                         ------------      -------------
       Inventory, Net of Reserves        $  1,333          $  3,923
                                         ============      =============

      The reserve for obsolete and slow moving inventory at September 30, 1998 has decreased to $163,000 due to the application of reserves to slow moving inventory during the first nine months of 1998.

3.    STOCKHOLDERS' EQUITY:

      The changes in stockholders' equity during the nine months ended September 30, 1998, were as follows:

                              Net         Net        Net        Net
                              Sale of     Sale of    Sale of    Sale                         Compen-            Transla-
                    Balance   Preferred   Series C   Series D   of              Stock        satory   Accumu-   tion        Balance
                    at        Stock in    Preferred  Preferred  Common Treasury Subscription Options/ lated     Adjust-     at
                    12/31/97  Subsidiary  Stock      Stock      Stock  Stock    Receivable   Warrants (Deficit) ment        9/30/98
                    --------  ----------  ---------  ---------  ------ -------- ------------ -------- --------- ------      -------
PREFERRED STOCK
IN SUBSIDIARY:
  SHARES                   -         -           -          -        -       -         -           -         -      -            -
  AMOUNT                   -     6,042           -          -        -       -         -           -         -      -        6,042

PREFERRED STOCK:
  SHARES                  13         -         (11)         6        -       -         -           -         -      -            8
  AMOUNT              10,458         -      (8,504)     5,576        -       -         -           -         -      -        7,530

COMMON STOCK:
  SHARES             133,162         -      20,665          -    3,298  (1,787)        -           -         -      -      155,338
  AMOUNT               1,332         -         206          -       15       -         -           -         -      -        1,553

TREASURY STOCK:
  SHARES                   -         -           -          -        -   3,354         -           -         -      -        3,354
  AMOUNT                   -         -           -          -        -  (1,950)        -           -         -      -       (1,950)

ADDITIONAL
PAID-IN
CAPITAL               96,379      (878)      8,268       (412)   1,623  (1,110)        -         195         -      -      104,065

ACCUMULATED
SURPLUS
(DEFICIT)            (93,521)        -           -          -        -       -         -           -    (7,840)     -     (101,361)

CUMULATIVE
TRANSLATION
ADJUSTMENT               119         -           -          -        -       -         -           -         -    (78)          41

STOCK
SUBSCRIPTION
RECEIVABLE              (390)        -           -          -        -       -       390           -         -      -            -

UNEARNED
COMPENSATORY
STOCK OPTION               -         -           -          -        -       -         -        (220)        -      -         (220)

4.    Other Liabilities

      On June 5, 1998, Interactive Products, Inc. ("IPI") entered into an agreement with the Company granting the Company a license to, and an option to purchase a joint ownership interest in, patents and patents pending which relate to IPI's speech recognition technologies, speech compression technologies and speech identification and verification technology. The aggregate value of the patented technology is $1,250,000, which was paid by a $150,000 cash payment and delivery of 1,250,000 shares of the Company's common stock valued at $0.65625 per share on June 5, 1998. At such time as IPI sells any of such shares, the proceeds thereof will be allocated towards a fully paid-up license fee for the technology rights noted above. In the event that the proceeds from the sale of shares are less than the $1,100,000, the Company will record a liability representing the cash payment due. On July 5, 1998 the Company paid IPI $50,000, which was held in escrow as security for the fulfillment of the Company's obligations, towards the liability. The Company has recorded a liability of $446,000 at September 30, 1998 representing the difference between the market value of the shares issued on June 5, 1998 and the balance due on the license fee.


5.    Other Assets

   On August 14, 1998, NCT Audio agreed to acquire substantially all of the business assets of Top Source Automotive, Inc. ("TSA"), a tier one automotive original equipment audio system supplier. On June 11, 1998, NCT Audio paid a non-refundable deposit of $1,450,000 towards the purchase price, which is recorded  as an  investment  in  unconsolidated  subsidiaries.  The  total  cash purchase price is $10,000,000, and up to $6,000,000 in possible future contingent payments to be paid in either NCT Audio common stock or cash, at the seller's election. The transaction is subject to approval of the shareholders of Top Source Technologies, Inc. ("TST"), TSA's parent company. On July 31,1998, NCT Audio paid TST $2,050,000, to be held in escrow with securities and documentation necessary to represent beneficial ownership of 35% of the total equity rights and interests in TSA, until such time as TST's stockholders approve the sale of the business assets of TSA. Upon such TST stockholder approval, such $2,050,000 will be delivered to TSA and such securities and documentation will be delivered to NCT Audio. If such approval is not obtained, the $2,050,000 will be returned to NCT Audio and the securities and documentation will be returned to TSA. TST's next stockholder meeting is scheduled for December 15, 1998.

   On August 17, 1998, NCT Audio agreed to acquire all of the members' interest in Phase Audio LLC dba Precision Power, Inc. ("PPI"), a supplier of custom automotive audio systems. In consideration, the members of PPI shall receive registered shares of NCT Audio's common stock having an aggregate value of $2,000,000 as calculated using the offering price of such stock in an initial public offering being considered by NCT Audio as a means of raising acquisition funding. NCT Audio also agreed to retire $8.5 million of PPI debt. This acquisition is subject to NCT Audio's receipt of the necessary financing to close the transaction. In addition to the above, on June 17, 1998, NCT Audio provided a working capital loan in the amount of $500,000 to PPI, which is evidenced by a demand promissory note. On August 18,1998, NCT Audio provided an additional working capital loan in the amount of $1,000,000 to PPI, which is also evidenced by a demand promissory note. The unpaid principal balance of these notes bear interest at a rate equal to the prime lending rate plus one percent (1.00%).

      Both of the above noted acquisitions are subject to obtaining adequate financing for each of the acquisitions.


6.    Litigation

      On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended, and the Company's Quarterly report on Form 10-Q for the period ended March 31,1998, as amended, for a discussion of the suit.In addition, at a hearing on May 19, 1998, the Discovery Judge established dates for the parties to submit final pleadings and set September 22, 1998 as the date for the case to be presented before the Tribunal of Milan sitting in full bench. As of November 4, 1998 the Company had not been informed of any decision by the Tribunal. The Company's Italian counsel anticipates a decision to be handed down by the Tribunal before the end of 1998.

      On September 16, 1997, Ally Capital Corporation ("Ally") filed suit against the Company, John J. McCloy II, Michael J. Parrella, Jay M. Haft and Alistair J. Keith, current and former directors of the Company, in the United States District Court for the District of Connecticut (the "District Court"). Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended, and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, as amended, for a discussion of this suit. On July 15, 1998 the Company paid plaintiff, Ally, twenty-five thousand ($25,000) dollars in settlement of the suit which was dismissed on behalf of all defendants with prejudice and without costs on July 16, 1998.

      On June 10, 1998, Schwebel Capital Investments, Inc. ("SCI") filed suit against the Company and Michael J. Parrella, President, Chief Executive Officer and a Director of the Company, in the Circuit Court for Anne Arundel County, Maryland. Reference is made to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, for a discussion of this suit. There were no material developments in this suit during the period covered by this report.


7.    Common Stock

      On February 14, 1998, the Board of Directors authorized the issuance of 100,000 shares of the Company's common stock to a prospective employee in connection with an offer of employment. The Company issued these shares to the employee on April 20,1998, the date on which employment with the Company commenced. In the second quarter of 1998, the Company recognized $78,000 of expense in connection with the issuance of shares to this employee.

      On July 27, 1998, the Company distributed subscription agreements (the "Subscription Agreements") to sell 6,000 shares of the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock") having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act of 1933, as amended (respectively "Regulation D" and the "Securities Act"), to six unrelated accredited investors through one dealer (the "1998 Series D Preferred Stock Private Placement). The sale of 6,000 shares of Series D Preferred Stock having an aggregate $6.0 million stated value was completed on August 6, 1998. $5.2 million net proceeds were received by the Company from the 1998 Series D Preferred Stock Private Placement. Each share of the Series D Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series D Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. Under the terms of the Subscription Agreements the Company is required to file a registration statement ("the Registration Statement") covering the resale of all shares of common stock of the Company issuable upon conversion of the Series D Preferred Stock then outstanding within sixty (60) days after the completion of the 1998 Series D Preferred Stock Private Placement (respectively, the "Filing Date" and the "Closing Date"). The shares of Series D Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) ninety
(90) days after the Closing Date; (ii) five (5) days after the Company receives a "no review" status from the Securities and Exchange Commission ("SEC") in connection with the Registration Statement; or (iii) the effective date of the Registration Statement. The Registration Statement became effective on October 30, 1998, and shares of Series D Preferred Stock became convertible on that date. Each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the following formula (the "Conversion Formula"):

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

      On July 27, 1998, NCT Audio distributed subscription agreements (the "NCT Audio Subscription Agreements") to sell 60 shares of NCT Audio's Series A Convertible Preferred Stock ("NCT Audio Series A Preferred Stock") having an aggregate state value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer (the "1998 NCT Audio Series A Preferred Stock Private Placement"). The sale of 60 shares of Series A Preferred Stock having an aggregate $6.0 million stated value was completed on August 17, 1998. NCT Audio received net proceeds of $5.2 million from the 1998 Series A Preferred Stock Private Placement. Each share of the NCT Audio Series A Preferred Stock has a par value of $.10 per share and a stated value of one hundred thousand dollars ($100,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of NCT Audio Series A Preferred Stock is convertible into fully paid and nonassessable shares of NCT Audio's common stock subject to certain limitations. Under the terms of the NCT Audio Subscription Agreements NCT Audio is required to file a registration statement ("NCT Audio Registration Statement") covering the resale of all shares of common stock of NCT Audio issuable upon conversion of the NCT Audio Series A Preferred Stock then outstanding by a date (the "Filing Deadline") which is not later than thirty
(30) days after the Company becomes a "reporting company" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The shares of NCT Audio Series A Preferred Stock become convertible into shares of NCT Audio common stock at any time after the date the Company becomes a "reporting company" under the Exchange Act. Each share of NCT Audio Series A Preferred Stock is convertible into a number of shares of common stock of NCT Audio as determined in accordance with the following formula (the "NCT Audio Conversion Formula"):


                                   [(.04) x (N/365) x (100,000)] + 100,000
                                               Conversion Price

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

      The conversion terms of the NCT Audio Series A Preferred Stock also provide that in the event that NCT Audio has not become a "reporting company" under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") by December 31, 1998, or the NCT Audio Registration Statement has not been declared effective by the SEC by December 31, 1998, the holder shall be entitled to exchange each share of NCT Audio Series A Preferred Stock for 100 shares of the Company's Series D Convertible Preferred Stock and thereafter shall be entitled to all rights and privileges of a holder of the Company's Series D Preferred Stock.

      On July 29, 1998, the Company initiated a plan to repurchase from time to time up to 10 million shares of the Company's common stock in the open market pursuant to Rule 10b-18 under the Exchange Act or through block trades. As of September 30, 1998, the Company had repurchased 5,141,100 shares of the Company's common stock at per share prices ranging from $0.5313 to $0.6563.

     On September 4, 1998, the Company acquired the issued and outstanding common stock of Advancel Logic Corporation ("Advancel"), a Silicon Valley-based developer of chips that execute Sun Microsystems' Java(TM) code. The acquisition was pursuant to a stock purchase agreement dated as of August 21, 1998 (the "Stock Purchase Agreement") among the Company, Advancel and certain shareholders of Advancel (the "Advancel Shareholders"). The consideration for the acquisition of the Advancel common stock consisted of an initial payment of $1.0 million payable by the delivery of 1,786,991 shares of the Company's authorized and unissued common stock together with future payments, payable in cash or in common stock of the Company at the election of the Advancel Shareholders (individually, an "earnout payment" and collectively, the "earnout payments") based on Advancel's earnings before interest, taxes, depreciation and amortization (as defined in the Stock Purchase Agreement) for each of the calendar years 1999, 2000, 2001 and 2002 (individually, an "earnout year" and collectively, the "earnout years"). While each earnout payment may not be less than $250,000 in any earnout year, there is no maximum earnout payment for any earnout year or for all earnout years in the aggregate. To determine the number of shares of the Company's common stock issuable in connection with an earnout payment, each earnout payment is to be calculated using the average of the closing prices of the Company's common stock for each of the twenty (20) business days following the 21st day after the release of Advancel's audited year-end financials for an earnout year. At that time, Advancel Shareholders will elect to receive payment in cash or common stock of the Company. In the event that the Company is unable to maintain the registration statement covering the resale of 1,786,991 shares effective for at least thirty (30) days, each Advancel Shareholder shall have the right, until April 15, 1999, to have the Company redeem up to one-third of the initial payment shares acquired by such Advancel Shareholder by paying in cash therefor a sum calculated by using the formula used to determine the number of shares of the Company's common stock to be delivered in payment of the initial payment of $1.0 million. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values as follows:

        Assets acquired and liabilities assumed:

          Current assets                 $  285,109
          Property, plant and equipment     450,237
          Goodwill                          749,694
          Current liabilities              (485,040)
                                         -----------
                                         $1,000,000
                                         ===========

The acquisition has been accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the accounts of Advancel from the date of acquisition.

   On September 23, 1998, the Company exchanged 135,542 shares of its common stock for 30 shares of the common stock of NCT Audio with the holder thereof. This exchange was made in response to the exercise of certain exchange rights granted to purchasers of NCT Audio common stock under the subscription agreements pertaining to the fourth quarter 1997 private placement of 2,145 shares of NCT Audio common stock exempt from registration pursuant to Regulation D of the Securities Act (the "1997 NCT Audio Financing").

      Between April 30, 1998 and September 30, 1998, the Company issued 20,665,000 shares of the Company's common stock in connection with the conversion of 10,850 shares of the Company's Series C Convertible Preferred Stock ("Series C Preferred Stock") issued in a private placement in the fourth quarter of 1997 exempt from registration pursuant to Regulation D of the Securities Act.

      At September 30, 1998, the aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants was 30.6 million shares, and the aggregate number of shares of common stock required to be reserved for issuance upon conversion of issued and outstanding shares of Series C Convertible Preferred Stock was 5.3 million shares. The Company has also reserved 6.2 million shares of common stock for issuance to certain holders of NCT Audio common stock upon their exercise of certain rights to exchange their shares of NCT Audio common stock for shares of the Company's common stock. At September 30, 1998, the number of shares available for the exercise of options and warrants was 39.3 million and of the outstanding options and warrants, options and warrants to purchase 23.0 million shares were currently exercisable.

      At the Annual Meeting of Stockholders held on October 20, 1998, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 185 million to 255 million shares. Such action was deemed by the Board of Directors to be in the best interest of the Company to make additional shares of the Company's common stock available for an increase in the number of shares of common stock covered by the Company's Stock Incentive Plan (the "1992 Plan") pursuant to an amendment of the 1992 Plan approved by the stockholders at such Annual Meeting, and for acquisitions, public or private financings involving common stock or preferred stock or other securities convertible to common stock, stock splits and dividends, present and future employee benefit programs and other corporate purposes. The Company has reserved 30.6 million shares for issuance upon the exercise of all outstanding options and warrants, 5.3 million for the conversion of Series C Preferred Stock, 25.0 million for the conversion of Series D Preferred Stock, and 9.3 million for the conversion of NCT Audio common stock.

      See Note 4 for other stock issuances.


8.    Common Stock Options

      On January 15, 1998, the Board of Directors amended the 1992 Plan, subject to the approval of the Company's stockholders, to increase the aggregate number of shares of the Company's common stock reserved for awards of restricted stock and for issuance upon the exercise of stock options granted under the 1992 Plan from 10,000,000 shares to 30,000,000 shares and to amend certain administrative provisions of the 1992 Plan (the "1992 Plan Amendment").

      On October 6, 1997, the Board of Directors had granted options to purchase
1.9 million shares of the Company's common stock to four officers of the Company subject to the approval by the Company's stockholders of an increase in the number of shares covered by the 1992 Plan.

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

      At the Company's Annual Meeting of Stockholders held on October 20, 1998, the stockholders approved the 1992 Plan Amendment.

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

      On June 3, 1998, the Company granted two options under the 1992 Plan to purchase 4,000 shares in the aggregate of the Company's common stock in connection with offers of employment. Such options vest and become exercisable on December 3, 1998.

      On July 15, 1998, the Company granted an option under the 1992 Plan to purchase 150,000 shares of the Company's common stock to an employee of the Company. The option was granted in connection with a promotion of the employee and as a bonus.

      On August 14, 1998, the Company granted three options under the 1992 Plan to purchase 160,000 shares in the aggregate of the Company's common stock in connection with offers of employment.

      All of the foregoing options were granted with exercise prices equal to the fair value of the Company's common stock on the date of grant. The fair value of the Company's common stock was $0.6875 on October 6, 1997, $1.0625 on January 15, 1998, $1.0313 on February 14, 1998, $0.7813 on April 20, 1998,
$0.6406 on June 3, 1998, $0.5625 on July 15, 1998 and $0.5625 on August 14, 1998
as determined from the last sale price of the Company's common stock as reported by the NASDAQ National Market System on those dates.

      At the time the Company received stockholder approval of the 1992 Plan Amendment, the market value of the Company's stock did not exceed the exercise price of the subject options noted above, therefore the Company did not incur a non-cash charge to earnings on any options pending shareholder approval.


9.    Recently Issued Accounting Pronouncements

      The  Company  will be  required  to  implement  the  Financial  Accounting
Standards Board's Statements of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information", in the fourth quarter of 1998. The Company has determined that the above pronouncements may have a significant effect on the information presented in the financial statements.


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



                                             Three Months Ended           Six Months Ended        Nine Months Ended
                                               March 31, 1997               June 30, 1997         September 30, 1997
                                             -------------------         -------------------     -------------------
                                             As                          As                      As
(in thousands, except per share amounts      Reported   Adjusted         Reported   Adjusted     Reported   Adjusted
                                             --------   --------         --------   --------     --------   --------

Interest (income) expense                    $      -   $    179        $      47   $  1,467    $      75   $   1,495

Net Income (Loss)                            $    599   $    420        $  (2,011)  $ (3,431)   $  (5,178)  $  (6,598)

Weighted  average number of common
shares outstanding                            111,978    111,978          117,332    117,332      121,490     121,490

Net Income (Loss) Per Common Share           $   0.01   $   0.00        $   (0.02)  $  (0.03)   $   (0.04)  $   (0.05)


The accompanying Statement of Operations for the three months ended September 30, 1997, and the nine months ended September 30, 1997, have been retroactively adjusted to reflect the above transaction in the correct periods.


12.   Subsequent Events

   On October 12, 1998, the Company exchanged 1,000,000 shares of its Common Stock for 266 shares of the common stock of NCT Audio with the holder thereof in an exchange exempt from registration under the Securities Act pursuant to
Section 4(2) thereof (the "October 1998 NCT Audio Common Stock Exchange"). The October 1998 NCT Audio Common Stock Exchange was made in response to the exercise of certain exchange rights granted to purchasers of NCT Audio common stock in the 1997 NCT Audio Financing.

  At the Annual Meeting of Stockholders of the Company held on October 20, 1998, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation changing the name of the Company to "NCT Group, Inc." and increasing the number of shares of common stock which the Company is authorized to issue to 255,000,000 shares. Such amendment became effective on October 21, 1998, when the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation in the Office of the Secretary of the State of Delaware pursuant to the requirements of the General Corporation Law of the State of Delaware.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

      Forward Looking Statements

      Statements in this report which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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


      GENERAL BUSINESS ENVIRONMENT

      The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. With the exception of sales of the Company's NoiseBuster(R) headsets, historically revenues from product sales were limited to sales of specialty products and prototypes. During the first nine months of 1998, the Company has introduced and is currently selling over twenty-five new products and accessories in commercial quantities in various markets. During the first nine months of 1998, the Company received 71% of its revenue from product sales, 16% from license fees and royalties and only 13% from engineering and development services. Since 1991, excluding quarter to quarter variations, revenues from product sales have been increasing and management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

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

      From the Company's inception through September 30, 1998, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 25% in product sales, 44% in engineering and development services and 31% in technology licensing fees.

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

      Product revenues for the nine months ended September 30, 1997 and 1998 were:

                                PRODUCT REVENUES
                             (thousands of dollars)

                  Three Months Ended                Nine Months Ended
                     September 30,                    September 30,
               ----------------------------    ------------------------------
                                As a % of                         As a % of
                   Amount         Total             Amount          Total
               ------------    -------------   ---------------  --------------
  Product      1997    1998    1997    1998    1997     1998    1997     1998
  -------      ----    ----    -----   -----   ------   ------  -----    -----
Headsets       $482    $216     98.8%   39.4%  $1,032   $  977   96.5%    60.6%
Communications    5     215      1.0%   39.4%      16      428    1.5%    26.5%
Audio             -     101      0.0%   18.4%       -      186    0.0%    11.5%
Other             1      16      0.2%    2.8%      21       22    2.0%     1.4%
               ----    ----    -----   -----   ------   ------  -----    -----
   Total       $488    $548    100.0%  100.0%  $1,069   $1,613  100.0%   100.0%
               ====    ====    =====   =====   ======   ======  =====    =====

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

      On April 30, 1998, the Company completed the sale of 5.0 million ordinary shares of Verity acquired upon the Company's exercise on April 7, 1998 of the option it held to purchase such shares at a price of 50 pence per share. This option was acquired by the Company in connection with the cross license agreement entered into by the Company, Verity and NXT. The Company realized a $3.2 million gain from the exercise of such option and the sale of the Verity ordinary shares received therefrom, which is included in other income for the nine months ended September 30, 1998.

      Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue should be sufficient to sustain the Company's anticipated future level of operations into 1999. However, the period during 1999 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain. If the Company is not able to increase technology licensing fees, royalties and product sales, or generate additional capital, it will have to cut its level of operations substantially in order to conserve cash. (Refer to "Liquidity and Capital Resources" below and to Note 1. - "Notes to the Condensed Consolidated Financial Statements" above for a further discussion relating to continuity of operations.)


      RESULTS OF OPERATIONS

      Total revenues for the first nine months of 1998 were $2.3 million compared to $4.8 million for the same period in 1997, a decrease of $2.5 million or 52%. The first nine months of 1997 revenue included a one-time $3.0 million cross license fee from Verity. The timing and relative value of license fee revenue can and has created significant variability in the Company's period-to-period revenue comparisons. The absence of a license fee in the first nine months of 1998 similar to the 1997 Verity cross license fee caused such variability in the Company's period-to-period revenue performance. Such variability is not uncommon given the high value and low frequency of receipt of such sizable license fees.

      Consistent with the Company's objectives, product sales have generally been increasing on a quarter-to-quarter basis, accompanied by increasing margins. Product sales are accounting for a greater share of the Company's total revenues. Product sales increased to $1.6 million for the first nine months of 1998 versus $1.1 million for the same period in 1997, an increase of $0.5 million or 51% primarily reflecting increased NoiseBuster(R) sales and ClearSpeech(TM) sales and the introduction by NCT Audio of Gekko(TM) flat speakers. While product sales have been generally increasing, engineering and development services, having little or no margins, have been decreasing on a quarter-to-quarter basis and are accounting for a much lower share of the Company's total revenues, reaching an insignificant level in the current quarter. Engineering and development services remained flat at $0.3 million for the first nine months of 1998 and 1997.

      As discussed above, the timing of realization of technology license fees often creates significant variability in the Company's period-to-period revenue comparisons. Technology licensing fees and royalties in the first nine months of 1998 were $0.4 million versus $3.4 million for the same period in 1997, a decrease of $3.0 million or 89% primarily due to the receipt in 1997 of the $3.0 million Verity license fee. While overall revenue in this category declined significantly owing to the Verity cross license fee in 1997, the Company continues to realize royalties from other existing licensees including Ultra Electronics, Ltd. and United Airlines. Royalties from these and other licensees are expected to account for a greater share of the Company's revenue in future quarters.

      Cost of product sales was $1.3 million for the first nine months of 1998 versus $1.4 million for the same period in 1997, a decrease of $0.1 million or 11% primarily reflecting additional reserves taken in 1997 for price reductions on certain headset products. Product margin was 22% for the first nine months of 1998 versus (31%) during the same period in 1997 due to the above noted reserves taken in 1997 and due to an increase in the margin on NoiseBuster Extreme!(TM) sales and the introduction of ClearSpeech(TM) sales and Gekko(TM) flat speaker sales by NCT Audio in 1998. Cost of engineering and development services decreased to $0.2 million for the first nine months of 1998 versus $0.3 million for the same period in 1997, due to a reduction in contract revenue. The gross margin on engineering and development services increased to 33% for the first nine months of 1998 from 13% during the same period in 1997 due to more profitable contracts in 1998.

      Selling, general and administrative expenses for the first nine months of 1998 were $7.6 million versus $3.7 million for the same period in 1997, an increase of $3.9 million or 104% primarily due to an 80% increase in the number of sales and marketing professionals and an associated increase in sales and marketing efforts, including advertising, to support the introduction of several new product lines in 1998.

      Research and development expenditures for the first nine months of 1998 were $4.7 million versus $4.5 million for the same period in 1997, an increase of $0.2 million or 5% primarily due to continued efforts to focus on near-term product sales and technology licensing fees. The Company continues to focus on products utilizing its hearing products, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.

      YEAR 2000 COMPLIANCE

  The Company believes the cost of administrating its Year 2000 Compliance program will not have a material adverse impact on future earnings. However, the potential costs and uncertainties associated with any Year 2000 Compliance program will depend on a number of factors, including software, hardware and the nature of the industry in which the Company, its subsidiaries, suppliers and customers operate. In addition, companies must coordinate with other entities with which they electronically interact, such as customers, suppliers, financial institutions, etc. The Company estimates that potential costs will not exceed $0.1 million.

     Although the Company's evaluation of its systems is still in process, there has been no indication that the Year 2000 Compliance issue, as it relates to internal systems, will have a material impact on future earnings. After a survey of its suppliers, the Company has determined that there are no material Year 2000 Compliance supplier issues. The Company is currently conducting a survey of its customers to determine if material Year 2000 Compliance issues exist. Although unlikely, such potential problems remain a possibility and could have a material adverse impact on the Company's future results. The Company estimates completion of the evaluation process by June 30, 1999.


      LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $101.4 million on a cumulative basis through September 30, 1998. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock and the sale of preferred stock convertible into common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners.

      Management believes that available cash and cash anticipated from the exercise of warrants and options, the funding derived from forecasted technology licensing fees, royalties and product sales, and engineering and development revenue, should be sufficient to sustain the Company's anticipated future level of operations into 1999. However, the period during 1999 through which it can be sustained is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain.

      There can be no assurance that funding will be provided by technology licensing fees, royalties, product sales, engineering and development revenue. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at September 30, 1998, about the Company's ability to continue as a going concern.

      At September 30, 1998, cash and short-term investments were $5.5 million. The available resources were invested in interest bearing money market accounts and commercial paper. The Company's investment objective is preservation of capital while earning a moderate rate of return.

      On June 16, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that the Company's Common Stock had failed to maintain a closing bid price of $1.00 or more for the previous thirty (30) consecutive trade dates in accordance with Nasdaq's Marketplace Rule 4450(a)(5). Nasdaq also notified the Company that no delisting action would be initiated at that time and that the Company would be provided ninety (90) calendar days in which to regain compliance with Marketplace Rule 4450(a)(5) which would be achieved if the closing bid price of the shares of the Company's Common Stock equaled or exceeded $1.00 for ten (10) consecutive days before the end of trading on September 14, 1998. In this regard, Nasdaq advised the Company that in the event the Company was unable to achieve compliance, it may seek further procedural remedies. The Company was unable to achieve compliance by September 14, 1998, and on that date delivered its request for a hearing on the matter together with the requested fee to Nasdaq's Hearings Department. Such a hearing is presently scheduled for November 5, 1998. Under Nasdaq's procedures delisting is stayed pending the outcome of the hearing. While a delisting of the Company's common stock is not anticipated to have an immediate effect on the Company's operations, it may make it more difficult for the Company to raise additional capital to fund future operations.

      The Company's working capital decreased to $5.7 million at September 30, 1998, from $11.7 million at December 31, 1997. This decrease of $6.0 million was primarily due to increasing efforts to develop and introduce new product lines and to fund operations for the period.

     During the first nine months of 1998, the net cash used in operating activities was $9.0 million, compared to $4.0 million used in operating activities during the same period of 1997. The increase of $5.0 million was primarily due to a $2.6 million increase in inventory and a $1.2 million increase in the net loss versus the same period last year.

      Net inventory increased during the first nine months of 1998 by $2.6 million primarily due to stocking for anticipated sales of the NoiseBuster(R) line of headsets and the Gekko(TM) flat speaker.

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

      Other than as noted in Note 5 - "Notes to the Condensed Consolidated Financial Statements", there were no material commitments for capital expenditures as of September 30, 1998, and no material commitments are anticipated in the near future.

                                     PART II

                                OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      For discussion of legal proceedings, see Note 6 - "Notes to the Condensed Consolidated Financial Statements" which is incorporated by reference herein.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS


      Recent Sales of Unregistered Securities.

      (a) Securities Sold. On July 27, 1998, the Company issued and sold 4,000 shares of Series D Preferred Stock having an aggregate stated value of $4,000,000, and on August 4, 1998, the Company issued and sold 2,000 shares of Series D Preferred Stock having an aggregate stated value of $2,000,000.

      (b) Purchasers. The purchasers of the 6,000 shares of Series D Preferred Stock were:

                  Sovereign Partners, LLP
                  Dominion Capital Fund, Ltd.
                  Atlantis Capital Fund, Ltd.
                  Canadian Advantage, Limited Partnership
                  Advantage Bermuda Fund, Ltd.
                  The Endeavor Capital Fund, S.A.

      The placement agent for the transaction was J.P. Carey, Inc.

      (c) Consideration. The aggregate offering price for 6,000 shares of Series D Preferred Stock having an aggregate stated value of $6,000,000 was $5,700,000.

      (d) Exemption from Registration Claimed. Exemption from registration is claimed under Regulation D promulgated under the Securities Act. To the best of the Company's knowledge and belief and in accordance with representations and warranties made by the purchasers of Series D Preferred Stock, each of the six purchasers is an "accredited investor" as defined under Regulation D.

      (e) Terms of Conversion. The shares of Series D Preferred Stock became convertible into shares of common stock of the Company on October 30, 1998. Each share of Series D Convertible Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the following formula (the "Conversion Formula"):

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

      The "Registration Statement" referred to in the foregoing formula was filed prior to the "Filing Date" as those terms are defined in the conversion terms of the Series D Preferred Stock.

      The conversion terms of the Series D Preferred Stock also provide that in no event shall the Company be obligated to issue more than 12,000,000 shares of its Common Stock in the aggregate in connection with the conversion of such 6,000 shares of Series D Preferred Stock.

ITEM 6.     EXHIBITS

  (a)   Exhibits

        Exhibit 2 Stock Purchase Agreement dated August 21, 1998, among Noise Cancellation Technologies, Inc., Advancel Logic Corporation and the Holders of the Outstanding Capital Stock of Advancel Logic Corporation incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form S-3 (Registration No. 333-64967) filed on September 30, 1998, as amended by Amendment No. 1 thereto filed on October 30, 1998

        Exhibit 4 Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of Noise Cancellation Technologies, Inc. filed on July 24, 1998 in the Office of the Secretary of State of the State of Delaware incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-3 (Registration No. 333-64967) filed on September 30, 1998, as amended by Amendment No. 1 thereto filed on October 30, 1998

        Exhibit 10 License Agreement dated July 15, 1998, between Noise Cancellation Technologies, Inc. and NCT Hearing Products, Inc.

        Exhibit 27-1    Financial Data Schedule

        Exhibit 27-2    Restated Financial Data Schedule
                        (Third Quarter Ended September 30, 1997)

  (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1998:

            (i) A report on Form 8-K was filed on July 16, 1998, reporting a change in the date for the next Annual Meeting of Stockholders of the Company and the record date relating to the Meeting.

            (ii) A report on Form 8-K was filed on July 29, 1998, reporting the Company's July 29, 1998 press release announcing the Company's plan to repurchase up to 10.0 million shares of its common stock.

            (iii) A report on Form 8-K was filed on August 21, 1998, reporting a change in the date for the next Annual Meeting of Stockholders of the Company and the record date relating to the Meeting.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NCT GROUP, INC.



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


Dated:  November 5, 1998