Form 10-K
period 1998-12-31
NCT GROUP INC
filed 1999-04-01
CIK 722051

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED       DECEMBER 31, 1998

Commission File Number:         0-18267

NCT Group, Inc. (formerly known as Noise Cancellation Technologies, Inc.) (Exact name of registrant as specified in its charter)

Delaware                                               59-2501025
(State or other jurisdiction of                        (I.R.S.
Employer or incorporation organization)                Identification No.)

1025 West Nursery Road, Suite 120,  Linthicum, MD.     21090
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
nonaffiliates of the Registrant was $57,315,604 million as of March 23, 1999.

The number of shares outstanding of the Registrant's common stock is 160,745,945 as of March 23, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE.

       Certain information  contained in the Proxy Statement for the
         Annual Meeting of Stockholders of Registrant to be filed with the Securities and Exchange Commission on or before April 30, 1999, is incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1.     BUSINESS

A.    General Development of Business

   NCT Group, Inc. ("NCT" or the "Company"), formerly known as Noise Cancellation Technologies, Inc., designs, develops, licenses, produces and distributes electronic systems that electronically reduce noise and vibration. The Company's systems are designed for integration into a wide range of products serving major markets in the transportation, manufacturing, commercial, consumer products and communications industries. The Company has begun commercial application of its technology through a number of product lines, with 89 products currently being sold, including NoiseBuster(R) active noise reduction ("ANR") communications and consumer headsets, Gekko(TM) flat speakers, ClearSpeech(R) microphones and speakers, the ProActive(R) line of industrial/commercial ANR headsets, an industrial muffler or "silencer" for use with large vacuums and blowers and aircraft cabin quieting systems.

   The Company is organized into strategic business units. These include its three subsidiaries, NCT Audio Products, Inc. ("NCT Audio"), NCT Hearing Products, Inc. ("NCT Hearing") the newly formed and DistributedMedia.com, Inc. ("DMC"); and NCT Communications Products, a division of the Company. Each of the Company's strategic business units is targeted to the commercialization of their own products in specific markets.

   In keeping with the direction established in late 1994, during 1998 the Company continued the practice of marketing its technology through licensing to third parties for fees and subsequent royalties in addition to continuing its product distribution efforts. During 1998, the Company entered into five new technology license agreements. See F. "Strategic Alliances" and Note 3 "Notes to Financial Statements."

   In late 1995 the Company redefined its corporate mission to be the worldwide leader in the advancement and commercialization of Active Wave Management technology. Active Wave Management is the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality.

   NCT believes that it has a significant position in Active Wave Management technology, holding 444 patents and an extensive portfolio of know-how and other unpatented technology.

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

   From the Company's inception through December 31, 1998, approximately 26% of its operating revenues have come from the sale of products and 31% of its operating revenues have come from licensing of the Company's technology, while approximately 43% of its operating revenues have come from engineering and development services.

   The Company has entered into a number of strategic supply, manufacturing and marketing alliances with leading global companies to commercialize its technology. See F. - "Strategic Alliances" for further information. These strategic alliances historically have funded a majority of the Company's research and development, and provided the Company with reliable sources of components, manufacturing expertise and capacity, as well as extensive marketing and distribution capabilities. NCT has continuing relationships with Walker Manufacturing Company ("Walker") (a division of Tennessee Gas Pipeline Company, a wholly-owned subsidiary of Tenneco, Inc.), AB Electrolux ("Electrolux"), Analog Devices, Inc. ("ADI"), Ultra Electronics Ltd. ("Ultra"), The Charles Stark Draper Laboratory, Inc. ("Draper"), Hoover Universal, Inc. ("Hoover", a wholly-owned subsidiary of Johnson Controls, Inc.) and New Transducers, Ltd. ("NXT"), among others, in order to penetrate major markets more rapidly and efficiently, while minimizing the Company's own capital expenditures.

   An important factor for the Company's continuing development is its ability to recruit and retain key personnel. As of February 28, 1999 the Company had 104 employees, including 63 engineers and technical staff. Among its engineering staff and consultants are several scientists and inventors that the Company believes are preeminent in the active noise and vibration control field worldwide.

   The Company was incorporated in Nevada on May 24, 1983. In April 1985, the Company moved its corporate domicile to Florida and assumed its former name, Noise Cancellation Technologies, Inc., and in January 1987, following the assumption of control of the Company by the present management, it changed its state of incorporation to Delaware. At the annual meeting of stockholders of the Company on October 20, 1998, the stockholders approved (among other things) changing the name of the Company to its present name, NCT Group, Inc. NCT's executive offices, research and product development facility are located at 1025 West Nursery Road, Suite 120, Linthicum, Maryland 21090; telephone number (410) 636-8700. NCT maintains sales and marketing offices at One Dock Street, Suite 300, Stamford, Connecticut 06902; telephone number (203) 961-0500. The Company's European operations are conducted through its product development and marketing facility in Cambridge, England. NCT also maintains a marketing facility in Tokyo, Japan.

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

   Practical application of this technology was still not possible as the electronic technology available at the time was insufficient for implementation of active noise reduction systems. Since that time, digital computer technology has evolved to the point where cost-effective microprocessors, known as digital signal processors ("DSP"), can perform the complex calculations involved in noise cancellation and reduction. This advance has made it feasible to apply active noise reduction to previously unsolvable problems in low frequency noise at a reasonable cost.

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


                            ACTIVE NOISE REDUCTION

                 --------------------------------------------
                              [GRAPHIC OMITTED]
                 --------------------------------------------

   Active Wave Management. Active Wave Management is the combination of active noise reduction technology and certain other technologies which results in the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality.

   Signal Enhancement. Active Wave Management technology also can be used to attenuate unwanted signals that enter into a communications network, as when background noise enters telecommunications or radio systems from a telephone receiver or microphone. The Company has developed patented technology that will attenuate the background noise "in-wire", so that the signals carried by the communications network include less of the unwanted noise, allowing the speaker to be heard more clearly over the network.

   Silicon Micromachined Microphone ("SMM"). In 1994, NCT purchased the exclusive rights to manufacture and commercialize a silicon micromachined microphone as a technically superior and less expensive alternative to currently available electret microphones. The SMM has potential applications not only in the audible range of frequencies, but in the ultrasonic range as well.

   ClearSpeech(R). The ClearSpeech(R) algorithm removes noise from voice transmissions. ClearSpeech(R) parameters can be adjusted to optimize performance for a particular noise, or can be set to provide noise reduction across a wide range of noises. ClearSpeech(R) applications include teleconferencing systems, cellular telephones and "airphones", telephone switches, echo cancellers and communications systems in which background noise is predominant. ClearSpeech(R) is currently available for use on three hardware platforms. The Company added an echo cancellation algorithm to its Windows-based ACM version of ClearSpeech(R) and has begun testing.

   Flat Panel Transducer. The Company has expanded its flat panel transducer technology to include audio systems for the reproduction of speech and music. NCT patented Flat Panel Transducer ("FPT") technology utilizes piezo electric drivers mounted on flat rigid surfaces to create a unique wide dispersion sound field. Unlike conventional speakers that deliver sound through air in a pistonic fashion, the FPT design delivers sound throughout the surface of the panel being driven. This distributed mode method of delivering wide dispersion sound is what NCT has termed Sweet Space(TM), which floods a room with sound. Uses for FPT technology include home theatre, professional, car and aircraft applications.

   Java Processor Core. Advancel Logic Corporation ("Advancel"), a majority owned subsidiary of the Company, is a participant in the native Java embedded microprocessor market. The purpose of the Java(TM) (Java is a trademark of Sun Microsystems, Inc.) platform is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has been developing a family of processor cores, which will execute instructions written in both Java bytecode and C (and C++) significantly enhancing the rate of instruction execution, which opens up many new applications. The potential for applications consists of the next generation home appliances and automotive applications, manufacturers of smartcard processors, hearing aids and mobile communications devices.

C.    NCT Proprietary Rights and Protection

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

   During 1994, the Company purchased certain assets of Active Noise and Vibration Technologies, Inc. ("ANVT"), which included all of ANVT's intellectual property rights. Among the ANVT intellectual property rights were ANVT's interest in the 10 basic Chaplin Patents which are now solely owned by NCT as the sole shareholder of Chaplin Patents Holding Co., Inc. ("CPH"), formerly a joint venture with ANVT. See Notes to Financial Statements. These patents cover inventions made by Professor G.B.B. Chaplin (the "Chaplin Patents") in the late 1970s and early 1980s (some of which have now expired).

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

   As part of the purchase of certain ANVT assets, the Company acquired all the rights to nine inventions previously owned by the Topexpress Group in the United Kingdom. The international patent coverage of these inventions varies, but eight have been granted patent protection with numerous counterpart foreign applications still pending. Among the other intellectual property acquired from ANVT are patents relating to active auto mufflers and noise suppression headrests, several patent applications on advanced algorithms, and active noise headsets, many related disclosures and various disclosures in other areas of active attenuation of noise and vibration. Additionally, the Company acquired the rights to three basic inventions known as the Warnaka Patents.

   The Company has built upon these core patents with a number of advanced patents and patent applications. These include the Digital Virtual Earth(TM) patent, which covers digital feedback control, and patents on multi-channel noise control. The Company has also applied for patents on combined feed forward and feedback control, control using harmonic filters, filters for signal enhancement and speech filtering, control systems for noise shaping and others.

   In 1994, the Company obtained a license for the exclusive rights to the silicon micromachined microphone technology developed by Draper in Cambridge, Massachusetts. At this time, four patents describing the basic technology have been issued.

   In 1995, the Company acquired several U.S. patents dealing with Adaptive Speech Filter ("ASF") which are used in the Company's ClearSpeech(R) product line.

   Since 1996, the Company has been granted 197 new patents in the field of Active Wave Management.

   The Company holds or has rights to 305 inventions as of December 31, 1998, including 105 United States patents and over 339 corresponding foreign patents. The Company has pending 198 U.S. and foreign patent applications. NCT's engineers have made 137 invention disclosures for which the Company is in the process of preparing patent applications. The Company's presently owned patents have expiration dates ranging from 2000 through 2016 with the majority occurring during or after 2009.

   Annuities and maintenance fees for the Company's extensive patent portfolio are a significant portion of the Company's annual expenses. If, for the reasons described in Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" below, it becomes necessary for the Company to reduce its level of operations, the Company will not be able to continue to meet the extensive monetary outlay for annuities and maintenance fees to keep all the patents and applications from becoming abandoned and will have to prioritize its portfolio accordingly.

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

   The Company has been granted the following trademarks:

           Mark                     Field of Use
           ----                     ------------
      NCT logo                      Company logo
      NoiseBuster(R)                headsets
      NoiseEater(R)                 HVAC systems
      ClearSpeech(R)                adaptive speech filter products
      VariActive(R)                 headsets
      ProActive(R)                  headsets

   The Company has also applied for 12 trademarks including:

           Mark                     Field of Use
           ----                     ------------
      NoiseBuster Extreme!(TM)      headsets
      Gekko(TM)                     flat audio speakers
      ArtGekko(TM)                  flat audio speakers
      Sweet Space(TM)               flat audio speakers
      Top Down Surround Sound(TM)   vehicular audio speakers
      X-Static(TM)                  adaptive speech filter products

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

D.    Existing Products

      NCT Hearing Products

   NoiseBuster(R). NCT is currently marketing its NoiseBuster Extreme!(TM) personal active noise reduction headphone for consumers at a suggested retail price of $69. This active headphone selectively reduces unwanted noise generated by aircraft engines, lawnmowers, street traffic, household appliances and other annoying noise sources, permitting the user to hear desired sounds, such as human conversation, warning signals or music. The product can also be used with an aircraft's in-flight entertainment system or a portable audio device. The Company is marketing the NoiseBuster(R) through distribution channels, including electronics retail stores, specialty catalogues and directly through a toll-free "800" number. Initial product shipments of the original NoiseBuster(R) were made in September 1993. Product shipments of the NoiseBuster Extreme!(TM) began during the first quarter of 1997.

   The NoiseBuster(R) line has been expanded to include communications headsets for cellular, multimedia and telephony. The products will be the first ANR offerings for these applications and will improve speech intelligibility in the presence of background noise. Product shipments began during the first quarter of 1998. A new and improved line will be launched in the second quarter of 1999.

   ProActive(R). In 1995, the Company introduced its ProActive(R) line of active noise reduction headsets for use in commercial and industrial settings.

   NB-PCU. The Company is working with a leading manufacturer and supplier of aircraft cabin products on the integration of NCT's active noise control technology into in-flight passenger entertainment systems. As a component of the system, NCT has also developed a low-cost headset specifically for in-flight use to be used in conjunction with the integrated electronics. NCT's technology electronically reduces aircraft engine noise while enhancing the audibility of desired sounds like speech, music and warning signals. Lowering the engine drone can help alleviate the anxiety and fatigue often associated with flying. While the system is in use, passengers inside an aircraft cabin can carry on conversations at a comfortable level or hear in-flight movies and music without over amplification and distortion. The system is currently being installed in first and business class cabins on new United Airlines aircraft making long trips.

      NCT Communications Products

   ClearSpeech(R)-Acoustic Echo Cancellation ("AEC"). AEC removes acoustic echoes in hands-free full-duplex communication systems. AEC is an adaptive, frequency-based algorithm that continuously tracks and updates the changes in the acoustic path between the loudspeaker and the microphone to eliminate the acoustic echo at the source. The algorithm can be changed to accommodate different audio bandwidths and acoustic tail lengths for use in a variety of applications such as cellular telephony, audio and video teleconferencing, computer telephony and gaming, and voice recognition.

   ClearSpeech(R)-Compression and TurboCompression ("CTC"). CTC maximizes bandwidth efficiency in wireless, satellite and intra- and internet transmissions and creates smaller, more efficient voice files while maintaining speech quality. The compression can be combined with ASF technology to further improve the compression rate and voice quality. CTC comes in two versions and can be implemented as either a fixed or variable-rate speech coder. CTC has many applications such as: intranet and internet telephony, audio and video conferencing, PC voice and music, telephone answering devices, real-time multimedia multitasking, toys and games, and playback devices such as personal device assistants ("PDA") and global positioning satellite ("GPS") Navigation systems.

      NCT Audio Products

   Gekko(TM) flat speaker. In 1998, NCT Audio, a majority owned subsidiary, launched the Gekko(TM) flat speakers and ArtGekko(TM) printed grille collection. This was the first product launched by NCT Audio to the consumer audio market utilizing the Company's patented FPT technology. With this technology, these products deliver Sweet Space(TM) sound that floods the room with sound as opposed to conventional speakers which deliver sound like a spotlight. The Gekko(TM) flat speakers are very thin wall hanging speakers that are designed to accept high quality reproductions of the world's most popular artwork, which is the ArtGekko(TM) line of replacement prints and decorative frames. The art is printed on acoustically transparent material, which allow all sound from the flat speaker to pass freely. The images were licensed from several major international publishers who have access to or represent the rights for over three million pieces of art. The initial ArtGekko(TM) collection includes 422 images and 14 different frame styles.

      Revenues

      Product Revenues

   The following table sets forth the percentage contribution of the separate classes of the Company's products to the Company's product revenues for the year ended December 31, 1998.

                             (000's)     As a %
          Products           Amount     of Total
          --------           -------    --------
        Hearing Products      $1,191       56.8%
        Communications           488       23.3%
        Audio Products           383       18.3%
        Other                     35        1.6%
                             -------    --------
               Total          $2,097      100.0%
                             =======    ========

      Technology Licensing Fees

   The following table sets forth the percentage contribution of the separate classes of the Company's technology to the Company's technology licensing and royalty revenue for the year ended December 31, 1998.

                           (000's)        As a %
        Technology         Amount        of Total
        ----------         -------       --------
       Audio                  $350         43.6%
       Advancel                200         24.9%
       Hearing                  86         10.7%
       Communications           18          2.2%
       Other                   148         18.6%
                           =======       ========
            Total             $802        100.0%
                           =======       ========

E.   Products Under Development

 ......NCT Hearing Products

   Advanced Digital Electronic Headsets. NCT is developing advanced headset models using its proprietary digital technology. Management believes that there is a broad market for specialty industrial headsets that will permit factory and assembly workers to operate close to loud machinery in the marine, steel, textile, paper, construction, road building and metalworking industries, among others. Conventional ear muffs and protectors are not as effective as the Company's active headsets, which can selectively block machinery noise while allowing the worker to listen to ordinary human communications and, where appropriate, to hear warning signals, tones or bells. The Company is developing headset models that will operate on a lightweight, rechargeable battery pack, allowing the worker to move freely about the factory.

 ......NCT Communications

   ClearSpeech(R) Product Line. NCT is continuously improving the quality and functionality of the ClearSpeech(R) Microphone and ClearSpeech(R) Speaker products to improve market penetration. NCT has both ASF and AEC on a variety of DSPs including Analog-Devices and Texas Instruments general purpose DSPs so that third party developers may integrate the technology into their applications. NCT has also extended the availability of PC development tools by creating software developer's kits ("SDKs") for ASF, AEC and compression.

 ......NCT Microphones

   Silicon Micromachined Microphone. In 1994, NCT obtained a license to the exclusive rights to manufacture and commercialize a silicon micromachined microphone. A small, compact, surface-mountable silicon actuator, the SMM provides customers with improved and adjustable sensitivity, a low noise floor and resistance to environmental extremes. The ability to integrate additional circuitry on the SMM chip also has proven attractive to potential users. The SMM's low noise floor and adjustable sensitivity improve voice recognition in high ambient noise environments. NCT is working with voice processing and computer hardware companies to utilize the SMM to enhance the performance of their systems. In the first quarter of 1996, NCT released initial prototypes of the devices. In December 1997, the Company announced that Siemens Semiconductors of Siemens AG ("Siemens") had licensed the Company's SMM technology and that Siemens would develop, manufacture and market the SMM. Samples were received in the first quarter 1999. Full production is scheduled to commence in the first quarter 2000.

 ......NCT Audio

   FPT-based products. NCT Audio began development in 1998 on FPT-based products for use in automotive and aircraft applications. For these markets, the size and weight benefits offered by the technology are nearly as important as the sound quality. Several successful demonstrations of prototype production approaches for these markets were completed in 1998. NCT Audio will continue product development for these products in 1999.

 ......Panels and Enclosures

   Electric Utility Transformers. Electric power distribution by utilities requires the use of large transformers, often placed in residential and commercial neighborhoods, which emit a low frequency "hum" that is annoying to people living and working nearby. Utilities try to mask this noise by passive means, although usually not very successfully. The Company has developed active enclosure and active panel systems which reduce the "hum" of transformer noise by use of flat actuators that cause the enclosure or panels to vibrate in a manner to reduce the noise. The Company can install its active panel system directly to the metal sides or "skin" of an installed transformer, thus making its systems available to retrofit markets as well as to original equipment manufacturers ("OEMs"). As an alternative, an active enclosure can be built to house the transformer.

   In March 1995, the Company entered into an agreement with QuietPower Systems, Inc., ("QSI") (see Item 13. "Certain Relationships and Related Transactions" and
Note 10 - Notes to Financial Statements) by which QSI received the exclusive rights to market, sell and distribute transformer quieting products and gas turbine quieting products in the utility industry. Under the agreement, QSI funds development of the systems. The agreement generally provides that the Company manufactures the products and receives a royalty of 6% from QSI on the sales of the products.

   F..Strategic Alliances

   The Company's transition from a concern primarily engaged in research and development to one engaged in the licensing, production, marketing and sale of Active Wave Management systems has been facilitated by the establishment and maintenance of strategic alliances with major domestic and international business concerns. In exchange for the benefits to such concerns' own products offered by the Company's technology, these alliances under the terms of their joint venture agreements or licenses provide marketing, distribution and manufacturing capabilities for the Company's products and enable the Company to limit the expense of its own research and development activities. In order to ensure dependable sources of supply and to maintain quality control and cost effectiveness for components and integrated circuits incorporated in the Company's systems, an important element of the Company's strategy has been to identify and enter into alliances with integrated circuit manufacturers that will develop and produce custom-made chips for NCT product applications, and with manufacturers of components that will supply and integrate components for NCT systems. The following is a summary of the Company's key alliances:

  ----------------------------------------------------------------------
                                   Date Initial
                                   Relationship
     Key Strategic Alliances       Established        Applications
  ------------------------------- --------------- ----------------------

  Walker Manufacturing Company      Nov. 1989     Mufflers, Industrial
  (a division of Tennessee Gas                    Silencers and Other
  Pipeline Company)                               Vehicular
                                                  Applications

  AB Electrolux                     Oct. 1990     Consumer Appliances

  Ultra Electronics Ltd.            June 1991     Aircraft Cabin
                                                  Quieting Systems

  Analog Devices, Inc.              June 1992     Integrated Circuits
                                                  and Related Products

  The Charles Stark Draper          July 1994     Microphones
  Laboratory, Inc.

  Applied Acoustic Research,        Aug. 1995     TDSS
  L.L.C.

  Hoover Universal, Inc.             May 1996     TDSS
  (a wholly-owned subsidiary of
  Johnson Controls, Inc.)

  New Transducers, Ltd.             Mar. 1997     Flat Panel
                                                  Transducers

  Oki Electric Industry Co.,        Oct. 1997     Communications
  Ltd.

  Siemens AG                        Dec. 1997     Microphones

  VLSI Technology, Inc.             Feb. 1998     Communications

  STMicroelectronics SA &           Nov. 1998     Java(TM) platform
      STMicroelectronics S.r.l.
  ----------------------------------------------------------------------

      Walker Manufacturing Company (a division of Tennessee Gas Pipeline Company, a wholly-owned subsidiary of Tenneco, Inc.) (U.S.) ("Walker") and Walker Electronic Mufflers, Inc. (A wholly-owned subsidiary of Tennessee Gas Pipeline Company, a wholly-owned subsidiary of Tenneco, Inc.) (U.S.) )"WEM")

   In November 1989, NCT signed its strategic alliance with Walker, a world-leading manufacturer of automotive parts and mufflers. The alliance consisted of a Joint Venture and Partnership Agreement with ownership in the resulting joint venture Walker Noise Cancellation Technologies ("WNCT") shared equally between NCT Muffler, Inc. and WEM, a wholly-owned subsidiary of Tennessee Gas Pipeline Company.

   On November 15, 1995, the Company and Walker executed a series of related agreements (the "Restructuring Agreements") regarding the Company's commitment to help fund $4.0 million of product and technology development work and the transfer of the Company's 50% interest in WNCT (an equally owned partnership between Walker and the Company) to Walker. The Restructuring Agreements provided for the transfer of the Company's interest in WNCT (an equally owned partnership between Walker and the Company) to Walker, the elimination of the Company's previously expensed obligation to fund the remaining $2.4 million of product and technology development work, the transfer to Walker of certain Company owned tangible assets related to the business of WNCT, the expansion of certain existing technology licenses and the Company's performance of certain future research and development activities for Walker at Walker's expense.

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

      Ultra Electronics Ltd. (U.K.)

   Since 1991, NCT and Ultra and Ultra's predecessor, part of the Dowty Group, have been designing and developing systems to enhance passenger comfort by quieting aircraft passenger compartments in certain propeller-driven aircraft, which Ultra sells to the worldwide turbo-prop aircraft market. In May 1993, Ultra and the Company signed a teaming agreement to produce and install the NCT cabin quieting system on the SAAB 340 aircraft. Deliveries under this agreement began in 1994. In March 1995, the Company and Ultra amended the teaming agreement and concluded a licensing and royalty agreement for $2.6 million. In addition, Ultra will pay the Company a royalty of 1.5% of sales of products incorporating NCT technology beginning in 1998. See Note 3 - "Notes to Financial Statements Joint Ventures and Other Strategic Alliances" for further discussion.

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

      The Charles Stark Draper Laboratory, Inc. (U.S.)

   In July 1994, NCT and Draper Laboratory of Cambridge, Massachusetts entered into an agreement whereby NCT became the exclusive licensee to a new silicon micromachined microphone developed by Draper. Under the terms of the agreement and subsequent agreements, Draper will perform engineering services for NCT to further develop the technology. The microphone technology can be used in a wide variety of applications within the acoustic and communications fields.

      Applied Acoustic Research, L.L.C, (US) ("AAR")

   In December 1995, NCT and AAR of State College, Pennsylvania formed a joint venture, OnActive Technologies, L.L.C. ("OAT"), to commercialize advanced audio applications, such as FPT and Top Down Surround Sound (TM) ("TDSS"), into total audio systems and solutions for the ground based vehicle market. Both partners, who initially owned equal shares of the joint venture, have licensed their proprietary technology to the joint venture.

   In May 1996, Hoover Universal, Inc., a wholly-owned subsidiary of Johnson Controls, Inc. ("JCI") acquired a 15% equity interest in OAT for $1.5 million and acquired rights to certain of the Company's and AAR's related patents for a total of $1.5 million, half of which was paid to the Company and half of which was paid to AAR.

   On October 8, 1998, AAR, NCT Audio and JCI signed a Redemption Agreement, an Amended and Restated License Agreement, a Termination Agreement, and a License Agreement (collectively, the "Termination Agreements") terminating NCT Audio's ownership interest in OAT. NCT Audio had its ownership interest in OAT redeemed by OAT in exchange for the rights and licenses granted NCT Audio, under the License Agreement together with a cash payment of seventy-five thousand dollars ($75,000), the discharge of any indebtedness of NCT Audio to OAT, the license to certain technology in accordance with specific terms and limitations set forth in that certain Aftermarket-TDSS License, and the right to receive twenty-two and one half percent of all royalties to be paid by JCI, relating to the licensing of that certain proprietary intellectual property of the Company known as TDSS.

      New Transducers Ltd. (U.K.)

   New Transducers Ltd. ("NXT"), a wholly-owned subsidiary of NXT, plc (formerly The Verity Group plc and the Company executed a cross licensing agreement (the "Cross License") on March 28, 1997. Under terms of the Cross License, the Company licensed patents and patents pending which relate to FPT technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to the Company. In consideration of the license, during the first quarter 1997, NCT recorded a $3.0 million license fee from NXT and the Company will receive royalties on future NXT licensing and product revenue. On April 15, 1997, NXT, plc, NXT and the Company executed several agreements and other documents (the "New Agreements") which terminated the Cross License, and certain related agreements and replaced them with a new cross license (the "New Cross License"), and new related agreements. The material changes effected by the New Agreements included the inclusion of NXT, plc as a party along with its wholly-owned subsidiary NXT and providing that the license fee payable to NCT could be paid in ordinary shares of stock. The subject license fee was paid to the Company in ordinary shares of NXT, plc stock which were subsequently sold by the Company. On September 27, 1997, NXT, plc, NXT, NCT Audio and the Company executed several agreements and other documents, terminating the New Cross License and a related security deed and replacing them with new agreements (respectively, the "Cross License Agreement dated September 27, 1997" and the "Master License Agreement"). The material changes effected by the most recent agreements included an expansion of the fields of use applicable to the exclusive licenses granted to NXT, plc and NXT and an increase in the royalties payable on future licensing and product revenues. On February 9, 1999, NCT Audio and NXT expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground-based vehicles and aircraft sound systems and increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded licensing rights, NCT Audio received a license fee. See Note 3 - "Notes to Financial Statements - Joint Ventures and Other Strategic Alliances" for further discussion.

      Oki Electric Industry Co., Ltd. ("Oki")

   In October 1997, the Company and Oki executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Oki licensed the Company's ClearSpeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications applications. The Company has granted Oki the right to manufacture, use and sell products incorporating the algorithm. The algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications.

      Siemens Semiconductors, Siemens AG

   In December 1997, the Company and Siemens executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Siemens licensed the Company's SSM and will develop, manufacture and market such microphones as surface mountable devices. The SMM technology delivers microphone technology on a silicon chip, a breakthrough in the microphone marketplace. Siemens and the Company have targeted the SMM to the multimedia, cellular phone, wireless phone, voice recognition and other related markets. The SMM's small chip dimensions of only 3 mm on each side make it useful for packaging into products with tight size constraints, such as noise canceling ear plugs and hearing aids.

      VLSI Technology, Inc. ("VLSI")

   In February 1998, the Company and VLSI executed a license agreement. Under the terms of the agreement, which included up-front development fees and future per unit royalties, VLSI licensed the Company's ClearSpeech(R) noise cancellation and echo cancellation algorithms for use with VLSI's current and future integrated circuits targeted to the digital cellular and personal communications systems ("PCS") phone market, as well as emerging computer telephony markets. The noise cancellation algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications. The echo cancellation algorithm cancels acoustical echo for hands-free telephony operations including cellular and speaker phones.

      STMicroelectronics SA & STMicroelectronics S.r.l ("ST")

      In November 1998, Advancel and ST executed a license agreement. Under the terms of the agreement, which included a license fee, a minimum royalty within two years and future per unit royalties, ST licensed Advancel's tiny2J(TM) for Java(TM) ("T2J-processor core") to combine it with its proven secure architecture and advanced nonvolatile memory technology, to offer a new generation of secure microcontrollers for smartcard applications. The T2J-processor core is the ideal architecture to accelerate the execution of Javacard(TM)-based smartcard applications such as electronic purse credit/debit card functions, ID cards that provide authorized access to networks and subscriber identification modules that secure certain PCS cellular phones against fraud.

H.    Marketing and Sales

   In addition to marketing its Active Wave Management technology and systems through its strategic alliances as described above, the Company has an internal sales and marketing force of twenty professionals, its executive officers and directors, and nine independent sales representatives. The independent sales representatives may earn commissions of generally up to 6% of revenues generated from sales of NCT products to customers the sales representatives introduce to NCT and up to 5% of research and development funding revenues provided by such customers. During 1998 and through February 1999, the Company expanded its internal sales and marketing force by ten, from nineteen to twenty-nine professionals and will continue to expand its internal sales force on a limited basis as the need dictates.

   Note 15 - Notes to Financial Statements sets forth financial information relating to foreign and domestic operations and sales for the years ended December 31, 1998, 1997 and 1996.

   The Company does not have a significant foreign exchange transaction risk because the majority of its non-U.S. revenue is denominated and settled in U.S. dollars. The remaining revenue is in British pounds sterling and the Company's underlying cost is also in pounds sterling, creating a natural foreign exchange protection.

I.    Concentrations of Credit Risk

   The Company sells its products and services to OEMs, distributors and end users in various industries worldwide. As shown below, the Company's five largest customers accounted for approximately 34% of revenues during 1998 and 39% of gross accounts receivable at December 31, 1998. The Company does not require collateral or other security to support customer receivables.

                                        (in thousands of dollars)
                                         As of December 31, 1998,
                                       and for the year then ended
                                       -----------------------------
                                        Accounts
               CUSTOMER                Receivable          Revenue
    --------------------------------   -----------        ----------
    VLSI Technology, Inc.                    $---              $285
    TS/2 Inc.                                   9               275
    STMicroelectronics SA and                 246               246
      STMicroelectronics S.r.l
    Telex Communications, Inc.                ---               189
    Cleverdevices Ltd.                         23               119
    All Other                                 438             2,210
                                       -----------        ----------
                              Total          $716            $3,324
                                       ===========        ==========

   The Company regularly assesses the realizability of its accounts receivable and performs a detailed analysis of its aged accounts receivable. When quantifying the realizability of accounts receivable, the Company takes into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness.

   Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company considers all money market accounts and investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company primarily holds its cash and cash equivalents in two banks. Deposits in excess of federally insured limits were $0.3 million at December 31, 1998.

J.    Competition

   The Company is aware of a number of direct competitors in the field of Active Wave Management. Indirect competition also exists in the field of passive sound and vibration attenuation. The Company's principal competitors in active control systems include Bose Corporation, Group Lotus PLC and Lotus Cars Limited, Lord Corporation, Matsushita Electric Industrial Co., Ltd., Sennheiser Electronic Corp. and Sony Corporation, among others. The Company's principal competitors in other fields of Active Wave Management include IBM Corporation, Lucent
Technologies,  Inc.  and  Texas  Instruments,  Incorporated.  To  the  Company's
knowledge, each of such entities is pursuing its own technology in active control systems, either on its own or in collaboration with others, and has recently commenced attempts to commercially exploit such technology. NCT also believes that a number of other large companies, such as the major domestic and foreign communications, computer, automobile and appliance manufacturers, as well as aircraft parts suppliers and manufacturers, have research and development efforts underway in Active Wave Management and active noise and vibration control. Many of these companies, as well as the Company's potential competitors in the passive sound and vibration attenuation field and other entities which could enter the active noise and vibration attenuation field and other fields of Active Wave Management as the industry develops, are well established and have substantially greater management, technical, financial, marketing and product development resources than the Company.

K.    Government Contracts

   The Company has acted as a government subcontractor in connection with its performance of certain engineering and development services. Government contracts provide for their cancellation at the government's sole discretion, in which event the contractor or subcontractor may recover its actual costs up to the date of cancellation, plus a specified profit percentage. Governmental expenditures for defense are subject to the political process and to rapidly changing world events, either or both of which may result in significant reductions in such expenditures in the proximate future. Government contracts are not viewed as a significant part of the Company's business. No such contracts were in effect during 1998.

L.    Research and Development

   Company-sponsored research and development expenses aggregated $7.2 million, $6.2 million and $7.0 million for the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

M.    Environmental Regulation Compliance

   Compliance with Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have any material effect upon the capital expenditures, earnings or competitive position of the Company.

   Compliance by existing and potential customers of the Company with Federal, state and local laws and regulations pertaining to maximum permissible noise levels occurring from the operation of machinery or equipment or the conduct of other activities could be beneficial to sellers of noise reduction products and enhance demand for certain applications of the Company's technology as well as products developed or to be developed by the Company. However, at the present time it is premature to determine what quantitative effect such laws and regulations will have on the sale of the Company's products and technology.

N.    Employees

   The Company had 104 employees as of February 28, 1999. None of such employees is represented by a labor union. The Company considers its relationships with employees to be satisfactory.

O.    Acquisitions and Proposed Transactions

   On September 4, 1998, the Company acquired the issued and outstanding common stock of Advancel, a Silicon Valley-based developer of microprocessor cores that execute Sun Microsystems' Java(TM) code. The acquisition was pursuant to a stock purchase agreement dated as of August 21, 1998 (the "Stock Purchase Agreement") among the Company, Advancel and certain shareholders of Advancel (the "Advancel Shareholders"). The consideration for the acquisition of the Advancel common stock consisted of an initial payment of $1.0 million payable by the delivery of 1,786,991 shares of the Company's treasury stock together with future payments, payable in cash or in common stock of the Company at the election of the Advancel Shareholders (individually, an "earnout payment" and collectively, the "earnout payments") based on Advancel's earnings before interest, taxes, depreciation and amortization (as defined in the Stock Purchase Agreement) for each of the calendar years 1999, 2000, 2001 and 2002 (individually, an "earnout year" and collectively, the "earnout years"). While each earnout payment may not be less than $250,000 in any earnout year, there is no maximum earnout payment for any earnout year or for all earnout years in the aggregate. If the Advancel Shareholders elect to take payment in the form of shares of the Company's Common Stock, a formula has been established to determine the number of shares issuable. In the event that the Company is unable to maintain the registration statement covering the resale of 1,786,991 shares effective for at least thirty
(30) days, each Advancel Shareholder shall have the right, until April 15, 1999, to have the Company redeem up to one-third of the initial payment shares acquired by such Advancel Shareholder by paying in cash therefor a sum calculated by using the formula used to determine the number of shares of the Company's common stock to be delivered in payment of the initial payment of $1.0 million.

   NCT Audio, a majority owned subsidiary of the Company, has signed three letters of intent, one agreement to purchase, and one definitive purchase agreement pursuant to which it will acquire 100% of the stock or assets of the companies outlined below. Management believes the consummation of these acquisitions will provide significant value creation opportunities. By acquiring companies that specialize in different segments of the audio market in various locations around the world, management believes it can improve profitability of the combined companies by sharing some resources, eliminating redundant expenses, and increasing revenue by leveraging each company's distribution channels. Some of the synergistic opportunities that will be achieved with the acquisitions include the ability to (i) leverage the extensive dealer network;
(ii) gain access to worldwide consumer audio markets and establish automotive audio aftermarket accounts; (iii) increase product distribution of all acquisition companies in world markets; (iv) cross-sell the acquisition companies' products among distribution channels; and (v) maximize the warehousing and distribution facilities. Overall, these opportunities are expected to significantly strengthen the distribution network of NCT Audio's product line into the worldwide market.

     On August 14, 1998, NCT Audio agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), a wholly-owned subsidiary of Top Source Technologies, Inc. ("TST"). TSA, located in Troy, Michigan, specializes in the design and manufacture of speaker enclosures that maximize audio output for automotive OEMs, Tier One suppliers, and key aftermarket accounts. TSA's systems are factory installed on Chrysler Corporation's ("Chrysler") Wrangler model line and are also offered as dealer installed accessory packages. Earlier on June 11, 1998 NCT Audio had paid a non-refundable deposit of $1,450,000 towards the purchase price. The total purchase price is $10,000,000 and up to $6,000,000 in possible future contingent payments. The seller may elect to receive the possible future contingent payments in either cash or shares of NCT Audio's common stock. The shareholders of TST approved the transaction on December 15, 1998.

     NCT Audio then paid TST $2,050,000 on July 31, 1998. The money was held in escrow with all of the necessary securities and documents to evidence ownership of 20% of the total equity rights and interests in TSA. When TST's shareholders approved the transaction, the $2,050,000 was delivered to TST. In return, NCT Audio took ownership of the documentation and securities.

     NCT Audio has an exclusive option (the "TSA Option") to purchase the assets of TSA through March 31, 1999. On March 30, 1999, NCT Audio and TST entered into a letter agreement extending the TSA Option to May 28, 1999 and agreeing to other certain terms and conditions. Among such terms and conditions, NCT Audio agreed to pay TST $350,000 consisting of a $204,315 note payable, due April 16, 1999 (the "TST Note"), and $145,685 in cash (collectively the "Extension Fee"). The Extension Fee shall be credited in full against the balance due TST at closing. Certain penalties apply, including forfeiture of the Extension Fee, if NCT Audio fails to pay the TST Note by April 16, 1999 or fails to close the transaction by May 28, 1999. In addition, NCT Audio agreed to issue TST $100,000 of NCT Audio convertible preferred stock.

   On August 17, 1998, NCT Audio agreed to acquire all of the members' interest in Phase Audio LLC (doing business as Precision Power, Inc. or "PPI"). PPI, located in Phoenix, Arizona, designs and manufactures high performance amplifiers, preamplifiers, subwoofers, signal processors and speakers for the automotive audio aftermarket. PPI has a network of over 600 dealers for its products throughout the U.S.. NCT Audio will acquire the interest in exchange for shares of its common stock having an aggregate value of $2,000,000. NCT Audio also agreed to retire approximately $8.5 million of PPI debt, but NCT Audio must obtain adequate financing before the transaction can be completed. In addition, NCT Audio provided PPI a working capital loan on June 17, 1998 in the amount of $500,000 which is evidenced by a demand promissory note. On August 18, 1998, NCT Audio provided PPI another working capital loan in the amount of $1,000,000, which is also evidenced by a demand promissory note. The unpaid principal balance of these notes bear interest at a rate equal to the prime lending rate plus one percent (1.0%).

   As noted, the transaction is contingent on NCT Audio obtaining outside financing to retire the PPI debt. On January 6, 1999, the PPI members notified NCT Audio that, while they remain willing to do the transaction, they may choose at some point to abandon the transaction because NCT Audio has not obtained the financing in a timely manner. They also notified NCT Audio that in lieu of the $2,000,000 in NCT Audio common stock, they would insist that NCT Audio pay them that amount in cash at any closing. PPI also has requested that the Company or NCT Audio advance them an additional $1,000,000 loan. The Company and NCT Audio declined to do so.

   On January 28, 1999, NCT Audio entered into a letter of intent to purchase 100% of the common stock of a premier speaker manufacturer (the "Third Acquisition"). The proposed acquisition is subject to the approval by stockholders and certain other terms and conditions, including that NCT Audio obtain adequate financing to consummate the transaction. Shareholders who hold all of the outstanding shares of common stock of the Third Acquisition have agreed to vote their shares in favor of the proposed acquisition.

   The purchase price is approximately $36.4 million. At closing, approximately $24.5 million will be paid to shareholders of the Third Acquisition. The balance of approximately $11.9 million is to be paid by a four-year, straight-line amortization seller note (payable quarterly) that will have a second lien on the assets of the Third Acquisition.

   The Third Acquisition is a premier speaker manufacturer for the home consumer market. Ranking among the ten largest speaker manufacturers in the world, the Third Acquisition sells its well-established speaker lines in over fifty countries worldwide. The Third Acquisition's dedication to a continuous cycle of new products for its speaker line allows it to remain a dominant speaker player in the world market.

P.    Business Segments

   For a full discussion of business segments and geographic areas, see Note 14.
- Notes to Financial Statements - "Business Segment Information" and Note 15. - Notes to Financial Statements - "Geographical Information".


ITEM 2.     PROPERTIES

   The Company's executive office is located at the site of its research and technical support laboratory in Linthicum, Maryland, where it leases approximately 40,000 square feet of space under leases which expire in July 2003. The leases provide for current monthly rentals of approximately $36,000, subject to annual inflationary adjustments.

   The Company's majority owned subsidiary, Advancel, maintains its research and engineering facility in San Jose, California, where it leases approximately 6,000 square feet of space under a lease which expires in August 2000. The lease provides for current monthly rentals of approximately $13,000, subject to annual inflationary adjustments.

   The Company maintains a sales and marketing office in Stamford, Connecticut where it leases approximately 6,400 square feet of space under a lease which expires in February 2001 and provides for a current monthly rental of approximately $7,000, subject to annual inflationary adjustments.

   The Company's United Kingdom operations are conducted in Cambridge, England where it leases 4,000 square feet of space under a lease which expires in April 2007, and provides for a current monthly rental of approximately $5,000, subject to annual inflationary adjustments.

ITEM 3.     LEGAL PROCEEDINGS

   On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunale di Milano, Milano, Italy. The suit requests the Court to award judgment in favor of Mr. Valerio as follows: (i) establish and declare that a proposed independent sales representation agreement submitted to Mr. Valerio by the Company and signed by Mr. Valerio but not executed by the Company was made and entered into between Mr. Valerio and the Company on June 30, 1992; (ii) declare that the Company is guilty of breach of contract and that the purported agreement was terminated by unilateral and illegitimate withdrawal by the Company; (iii) order the Company to pay Mr. Valerio $30,000 for certain amounts alleged to be owing to Mr. Valerio by the Company; (iv) order the Company to pay commissions to which Mr. Valerio would have been entitled if the Company had followed up on certain alleged contacts made by Mr. Valerio for an amount to be assessed by technicians and accountants from the Court Advisory Service; (v) order the Company to pay damages for the harm and losses sustained by Mr. Valerio in terms of loss of earnings and failure to receive due payment in an amount such as shall be determined following preliminary investigations and the assessment to be made by experts and accountants from the Court Advisory Service and in any event no less than 3 billion Lira; and (vi) order the Company to pay damages for the harm done to Mr. Valerio's image for an amount such as the judge shall deem equitable and in any case for no less than 500 million Lira. The Company has retained the Italian law firm Verusio e Cosmelli, Giovanni Verusio, Esq., a member of that firm, as special litigation counsel to the Company in its defense of this suit. On March 6, 1996, the Company, through its Italian counsel, filed a brief of reply with the Tribunal of Milan setting forth the Company's position that: (i) the Civil Tribunal of Milan is not the proper venue for the suit; (ii) Mr. Valerio's claim is groundless since the parties never entered into an agreement; and (iii) because Mr. Valerio is not enrolled in the official Register of Agents, under applicable Italian law Mr. Valerio is not entitled to any compensation for his alleged activities. A preliminary hearing before the Tribunal was held on May 30, 1996, certain pretrial discovery has been completed and a hearing before a Discovery Judge was held on October 17, 1996. Submission of the parties' final pleadings were to be made in connection with the next hearing which was scheduled for April 3, 1997. On April 3, 1997, the Discovery Judge postponed this hearing to May 19, 1998, due to a reorganization of all proceedings before the Tribunal of Milan. At the hearing on May 19, 1998, the Discovery Judge established dates for the parties to submit final pleadings and set September 22, 1998 as the date to send the case before the Tribunal of Milan sitting in full bench. As of the date hereof the Company has not been informed of any decision of the Tribunal. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a severe material effect on quarterly or annual operating results.

   By a letter dated September 9, 1997, outside counsel to Andrea Electronics Corporation ("AECorp.") notified the Company that AECorp. believed the Company's use of the term "ANR READY" constituted the use of a trademark owned by AECorp. The Company has also been informed by representatives of existing and/or potential customers that AECorp. has made statements claiming the Company's manufacture and/or sale of certain in-flight entertainment system products may infringe a patent owned by AECorp. On March 25, 1998, the Company received from AECorp.'s intellectual property counsel a letter dated March 24, 1998, announcing  and  notifying  the Company of the  issuance of U.S.  patent  Number
5,732,143 to AECorp. and enclosing a copy of the patent. The subject letter appears to be one of notice and information and did not contain any claim of infringement. Following that date, additional correspondence was exchanged between Company counsel and counsel to AECorp. The Company again was informed by representatives of existing, and/or potential customers that AECorp. was continuing to make statements inferring that the Company's manufacture and/or sale of certain in-flight entertainment system products may infringe patents owned by AECorp. On October 9, 1998 the Board of Directors of the Company authorized the commencement of litigation against AECorp. On November 17, 1998 the Company and NCT Hearing filed a complaint in the United States District Court, Eastern District of New York against AECorp. requesting that the Court enter judgment in their favor as follows: (i) declare that the two subject AECorp. patents and all claims thereof are invalid and unenforceable and that the Company's products do not infringe any valid claim of the subject AECorp. patents; (ii) declare that the subject AECorp. patents are unenforceable due to their misuse by AECorp.; (iii) award compensatory damages in an amount of not less than $5,000,000 as determined at trial and punitive damages of $50,000,000 for AECorp.'s tortious interference with prospective contractual advantages of the Company; (iv) enjoin AECorp. from stating in any manner that the Company's products, or the use of the Company's products infringe on any claims of the subject AECorp. patents; and (v) award such other and further relief as the Court may deem just and proper. On or about December 30, 1998, AECorp. filed its Answer and Counterclaims against the Company and NCT Hearing. In its answer, AECorp. generally denies the Company's and NCT Hearing's allegations, asserts certain procedural affirmative defenses and brings counterclaims against the Company and NCT Hearing alleging that the Company has: (i) infringed the two subject AECorp. patents and AECorp.'s "ANR Ready" mark; (ii) violated the Lanham Act through the Company's use of such mark; and (iii) unfairly competed with AECorp. through the use of such mark. On or about January 26, 1999, the Company and NCT Hearing filed a Reply to AECorp.'s counterclaims generally denying AECorp.'s counterclaims, asserting certain affirmative defenses to AECorp.'s counterclaims and requesting that: (i) the counterclaims be dismissed with prejudice; (ii) the Court enter judgment that the term "ANR Ready" is not a valid trademark; (iii) the Court enter judgment that the Company and NCT Hearing have not infringed any trademark right of AECorp.; (iv) the Court enter judgment that the Company and NCT Hearing have not engaged in any form of federal or state statutory or common law unfair competition; (v) the Court enter judgment that AECorp. is precluded from recovery of any claim of right to the term "ANR Ready" by the equitable doctrine of estoppel; (vi) the Court enter judgment that AECorp. is precluded from recovering any damages from the Company and NCT Hearing by the equitable doctrine of laches; (vii) the Court award the Company and NCT Hearing their costs and reasonable attorneys' fees; and (viii) the Court enter judgment granting the relief requested in the Company's and NCT Hearing's complaint as well as such other and further relief as the Court deems just and proper. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a material effect on quarterly or annual operating results.

   On September 16, 1997, Ally Capital Corporation ("Ally") filed suit against the Company, John J. McCloy, II, Michael J. Parrella, Jay M. Haft, and Alastair
J. Keith in the United States District Court for the District of Connecticut (the "District Court"). Mr. McCloy is a Director of the Company. Mr. Parrella is the President and Chief Executive Officer of the Company as well as a Director of the Company. Mr. Haft is a Director of the Company and Chairman of the Board of Directors. Mr. Keith is a former Director of the Company. The summons and complaint in this suit were served on the Company on January 16, 1998. Ally purports to be a creditor of ANVT. On September 14, 1994, the Company acquired certain assets of ANVT. Specifically, the Company acquired ANVT's patented and unpatented intellectual property, the rights and obligations under a defined list of agreements between ANVT and other parties relating to existing or potential joint ventures licensing agreements and other business relationships, and certain items of office and laboratory equipment. For these assets, the Company paid ANVT two hundred thousand dollars ($200,000.00) and issued ANVT two million (2,000,000) shares of the Company's common stock. Count 1 of the complaint alleges misrepresentation and deceit with respect to matters which allegedly were relevant to the ANVT transaction. Count 2 alleges negligent misrepresentation with respect to the same facts. Count 3 alleges unfair and deceptive trade practices in violation of Connecticut General Statutes ss.42-110a et sec. consisting of the actions described in Counts 1 and 2. In the complaint, Ally requests actual and punitive damages together with costs and attorneys fees under Count 1; actual damages together with costs and attorney fees with respect to Count 2; and, actual damages, treble damages and costs and attorney fees with respect to Count 3. Ally also requests such other further relief as may be just. It is not certain from the complaint what Ally is claiming as actual damages. Ally does, however, state that its deficiency claim against ANVT as of August, 1994, was approximately six hundred twenty-one thousand dollars ($621,000.00) and that under the terms of the settlement agreement between Ally and ANVT, Ally is entitled to receive up to an additional six hundred three thousand eight hundred ninety-one dollars and ninety-seven cents ($603,891.97) from certain earn-out payments under the asset purchase agreement between ANVT and the Company. It is not clear whether Ally's deficiency claim against ANVT was calculated as being in addition to the value of the common stock of the Company which Ally received. The Company, through its special litigation counsel, obtained an extension of the time in which it must answer the complaint to March 4, 1998. On March 4, 1998, the Company, through such counsel, filed with the District Court a motion to dismiss the complaint or, in the alternative, to join necessary parties. On March 16, 1998, Ally filed a notice of voluntary dismissal as to the individual defendants, Messrs McCloy, Parrella, Haft and Keith. On March 25, 1998, Ally filed its opposition to the Company's motion to dismiss. On July 15, 1998 the Company paid plaintiff, Ally, twenty-five thousand ($25,000) dollars in settlement of the suit which was dismissed on behalf of all defendants with prejudice and without costs on July 16, 1998.

   On June 10, 1998, Schwebel Capital Investments, Inc. ("SCI") filed suit against the Company and Michael J. Parrella, President, Chief Executive Officer and a Director of the Company, in the Circuit Court for Anne Arundel County, Maryland. The summons and complaint alleges the Company breached, and Mr. Parrella interfered with, a purported contract entered into "in 1996" between the Company and SCI under which SCI was to be paid commissions by the Company when the Company received capital from investors who purchased debentures or convertible preferred stock of the Company during a period presumably commencing on the date of the alleged contract and allegedly extending at least to May 1, 1998. In this regard, the complaint alleges that SCI by virtue of a purported right of first refusal that the Company did not honor, is entitled to commissions totaling $1,500,000 in connection with the Company's sale of $13,300,000 of preferred stock and a subsidiary of the Company's sale of $4,000,000 of stock convertible into stock of the Company. In the complaint SCI demands judgment against the Company for compensatory damages of $1,673,000, punitive damages of $50,000 and attorneys' fees of $50,000 and demands judgment against Mr. Parrella for compensatory damages of $150,000, punitive damages of $500,000 and attorneys' fees of $50,000 as well as unspecified other appropriate relief. On July 23, 1998 the Company and Mr. Parrella filed a motion to strike the complaint or in the alternative, to dismiss the tortious interference with contract claim and the punitive damages claim. On or about August 26, 1998 plaintiffs filed an amended complaint and a response to the Company's and Mr. Parrella's motion to strike. On September 15, 1998 the Company and Mr. Parrella filed a motion to strike the amended complaint. On or about September 25, 1998 the Company and Mr. Parrella served the plaintiff with their first request for the production of documents. On November 12, 1998, the Court granted the Company's and Mr. Parrella's motion to dismiss the tortious interference with contracts claim and the punitive damages claim. On or about November 25, 1998, SCI filed a second amended complaint, which abandoned the punitive damages claim and the claim against Mr. Parrella. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations.
However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a material effect on quarterly or annual operating results.

   On June 25, 1998, Mellon Bank FSB filed suit against Alexander Wescott & Co., Inc. ("AWC") and the Company in the United States District Court, Southern District of New York. In the complaint, Mellon demands judgment against AWC and the Company in the amount of $326,000 by reason of its having paid each of AWC and the Company such sum when acting as escrow agent for the Company's private placement of securities with certain institutional investors identified to the Company by AWC. On or about July 27, 1998 AWC filed its Answer, Counterclaim and Cross-claim requesting: (i) dismissal of Mellon's Amended Complaint against AWC;
(ii)  commissions  in the amount of  $688,000  to be paid by the Company to AWC;
(iii) issuance to AWC of 784,905 shares of the Company's common stock registered for resale under the Securities Act of 1933, as amended; (iv) a declaration that AWC is entitled to retain the $326,000 sought by Mellon; and (v) delivery of a warrant to purchase 461.13 shares of common stock of NCT Audio. On or about August 20, 1998 the Company filed its reply to AWC's cross-claims. Discovery is currently taking place in this action. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations.
However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment would not have a severe material effect on quarterly operating results.

   On December 15, 1998, Balmore Funds, S.A. and Austost Anstalt Schaan filed suit against the Company's majority owned subsidiary, NCT Audio , and the Company in the Supreme Court of the State of New York County of New York. The complaint alleges an action for breach of contract, common law fraud, negligent misrepresentation, deceptive trade practices under Section 349 of the General Business Law of the State of New York, and money had and received, all arising out of NCT Audio's and the Company's alleged unlawful conduct in connection with an agreement entered into with plaintiffs for the sale of shares of common stock of NCT Audio to the plaintiffs in a private placement in December 1997. In this regard, the complaint alleges that: (i) NCT Audio breached an alleged agreement with plaintiffs to register shares of NCT Audio's common stock purchased by plaintiffs or, in the alternative, shares of the Company's common stock exchangeable for such shares of NCT Audio's common stock under certain circumstances and to pay penalties set forth in the alleged agreement; (ii) that NCT Audio made representations that were materially false and misleading through its facsimiles of non-negotiated agreements as substitutions for the alleged contract between the parties; (iii) that NCT Audio and the Company acted negligently and violated duties of full, fair and complete disclosure to the plaintiffs; (iv) that NCT Audio and the Company engaged in deceptive trade practices under Section 349 of the New York General Business Law; and (v) that as a result thereof, NCT Audio and the Company possess money that in equity and good conscience should not to be retained by NCT Audio and the Company. In the complaint the plaintiffs demand judgment against NCT Audio and the Company: (i) for damages in an amount to be determined but not less than $1,819,000; (ii) for punitive damages in the amount of $3,000,000; (iii) requiring NCT Audio and the Company to register the shares of common stock of NCT Audio held by the plaintiffs; (iv) alternatively, rescission with the return of plaintiffs' $1,000,000 plus interest; (v) for treble damages, reasonable attorney's fees and costs pursuant to Section 349 and 350 of the New York General Business Law; and
(vi) such other and further relief as the Court may deem just and proper. On January 14, 1999, NCT Audio and the Company filed removal papers to move the suit to the United States District Court for the Southern District of New York and on January 22, 1999, NCT Audio and the Company filed with that Court Defendants' Answer, Affirmative Defenses, Counterclaims and Third-Party Complaint. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a severe material effect on quarterly or annual operating results.

   The Company believes there are no other patent infringement litigations, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on the financial position and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.

   An annual meeting of stockholders of the Company was held on October 20, 1998. At the meeting, Jay M. Haft, Michael J. Parrella, John J. McCloy II, Sam Oolie, Stephan Carlquist and Morton Salkind were elected directors, each to serve until the next annual meeting of stockholders and until his successor is elected and qualified. The stockholders also approved an amendment of the Company's Restated Certificate of Incorporation to change the corporate name to NCT Group, Inc. and to increase the number of shares of common stock authorized thereunder from 185,000,000 shares to 255,000,000 shares, approved an amendment to the NCT Group, Inc. Stock Incentive Plan, approved the grant of options to certain directors of the Company, and ratified the appointment of Richard A. Eisner & Company, LLP as the Company's independent auditors for the year ending December 31, 1998. The vote taken at such meeting was as follows:

   (a)With respect to the election of the directors:

                                  FOR              WITHHELD
      Jay M. Haft             122,204,128          2,808,617
      Michael J. Parrella     122,184,858          2,407,917
      John J. McCloy II       122,210,058          2,382,717
      Sam Oolie               122,190,358          2,402,417
      Stephan Carlquist       122,209,758          2,383,017
      Morton Salkind          122,206,158          2,386,617

   (b)With respect to the proposal to approve the amendment of the Company's Restated Certificate of Incorporation to change the name of the Company to "NCT Group, Inc.":

                                                ABSTENTIONS AND
                FOR           AGAINST           BROKER NON-VOTES
            122,370,730       1,436,417              776,628

   (c)With respect to the proposal to approve the amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized thereunder from 185,000,000 to 255,000,000 shares:

                                                ABSTENTIONS AND
                FOR           AGAINST           BROKER NON-VOTES
            114,559,314       9,230,281              794,180

   (d)With respect to the proposal to approve the adoption of an amendment to the NCT Group, Inc. Stock Incentive Plan:

                                                ABSTENTIONS AND
                FOR           AGAINST           BROKER NON-VOTES
              35,686,222      9,600,157            1,644,990

   (e)With respect to the proposal to approve a plan granting options to purchase common stock of the Company to two non-employee directors:

                                                ABSTENTIONS AND
                FOR           AGAINST           BROKER NON-VOTES
              36,735,982      8,472,160            1,723,226

   (f)With respect to the proposal to ratify the selection of Richard A. Eisner & Company, LLP independent auditors for the Company's fiscal year ending December 31, 1998:

                                                ABSTENTIONS AND
               FOR            AGAINST           BROKER NON-VOTES
            122,707,302       1,048,472              828,001

                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.

   The Company's common stock is currently traded on the NASDAQ OTC Electronic Bulletin Board under the symbol "NCTI". Prior to January 7, 1999, the Company's common stock was traded on the NASDAQ National Market System. High and low last sale information for 1998 and 1997 for the common stock for specified quarterly periods is set forth below:

                                 1998                    1997
                         ----------------------   -------------------
                           HIGH         LOW        HIGH        LOW
                         ----------   ---------   --------   --------
            1st Quarter    15/16       14/16       29/32       3/8
            2nd Quarter    23/32       21/32       15/32      7/32
            3rd Quarter    9/16        17/32       1 1/8      7/32
            4th Quarter    11/32        9/32      2 1/32      9/16


   At December 31, 1998, there were approximately 40,000 holders of record of the Company's common stock.

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

   See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a description of the Company's sales of unregistered securities during the year ended December 31, 1998.

   On June 16, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that the Company's common stock had failed to maintain a closing bid price of $1.00 or more for the previous thirty (30) consecutive trade dates in accordance with Nasdaq's Marketplace Rule 4450(a)(5). Nasdaq also notified the Company that no delisting action would be initiated at that time and that the Company would be provided ninety (90) calendar days in which to regain compliance with Marketplace Rule 4450(a)(5) which would be achieved if the closing bid price of the shares of the Company's common stock equaled or exceeded $1.00 for ten (10) consecutive days before the end of trading on September 14, 1998. In this regard, Nasdaq advised the Company that in the event the Company was unable to achieve compliance, it may seek further procedural remedies. The Company was unable to achieve compliance by September 14, 1998, and on that date delivered its request for a hearing on the matter together with the requested fee to Nasdaq's Hearings Department. Such a hearing was held on November 5, 1998. Under Nasdaq's procedures delisting was stayed pending the outcome of the hearing. On January 6, 1999, Nasdaq notified the Company that the Company's securities were delisted from Nasdaq effective with the close of business, January 6, 1999. On January 20, 1999, the Company requested a review of the Nasdaq decision. On February 16, 1999, Nasdaq advised the Company that the issuance of a review decision will likely occur in July 1999. While a delisting of the Company's common stock is not anticipated to have an immediate effect on the Company's operations, it may make it more difficult for the Company to raise additional capital to fund future operations.

ITEM 6.     SELECTED FINANCIAL DATA.

   The selected consolidated financial data set forth below is derived from the historical financial statements of the Company. The data set forth below is qualified in its entirety by and should be read in conjunction with the Company's "consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included elsewhere herein.

                                          (In Thousands of Dollars and Shares, except per share amount)
                                                            Years Ended December 31,
                                       ------------------------------------------------------------------
                                             1994         1995         1996          1997         1998
                                       ------------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:
REVENUES
 Product Sales                           $  2,337     $  1,589     $  1,379      $  1,720     $   2,097
 Engineering and development services       4,335        2,297          547           368           425
 Technology licensing fees and other          452        6,580        1,238         3,630           802
                                         --------     --------     --------      --------     ---------
      Total revenues                     $  7,124     $ 10,466     $  3,164      $  5,718     $   3,324
                                         --------     --------     --------      --------     ---------
COSTS AND EXPENSES:
 Cost of product sales                   $  4,073     $  1,579     $  1,586      $  2,271     $   2,235
 Cost of engineering and
   development services                     4,193        2,340          250           316           275
 Selling, general and administrative        9,281        5,416        4,890         5,217        11,238
 Research and development                   9,522        4,776        6,974         6,235         7,220
 Interest (income) expense, net              (580)         (49)          17         1,397 (3)      (429)
 Equity in net (income)
   loss of unconsolidated affiliates        1,824          (80)          80            --            --
 Other (income) expense, net                  718          552          192           130        (3,032)(4)
                                         --------     --------     --------      --------      --------
      Total costs and expenses           $ 29,031     $ 14,534     $ 13,989      $ 15,566      $ 17,507
                                         --------     --------     --------      --------      --------
 Net loss                                $(21,907)    $ (4,068)    $(10,825)     $ (9,848)     $(14,183)
Less:
 Preferred stock dividend requirement           -            -            -         1,623         3,200
 Accretion of difference between
   carrying amount and redemption
   amount of Redeemable preferred
   stock                                        -            -            -           285           485
                                         --------     --------     --------      --------      --------
Net (loss) attributable to
   common stockholders                   $(21,907)    $(4,068)     $(10,825)     $(11,756)     $(17,868)
                                         ========     =======      ========      ========      ========
 Weighted average number of common
   shares outstanding(1) - basic
   and diluted                             82,906      87,921       101,191       124,101       143,855
                                         ========     =======      ========      ========      ========
 Basic and Diluted Net loss per share    $  (0.26)    $ (0.05)     $  (0.11)     $  (0.09)     $  (0.12)
                                         ========     =======      ========      ========      ========



                                                                  December 31,
                                       -------------------------------------------------------------------
                                             1994        1995          1996          1997          1998
                                       -------------------------------------------------------------------
BALANCE SHEET DATA:
 Total assets                            $ 12,371    $  9,583      $  5,881      $ 17,361      $ 15,465

 Total liabilities                          6,903       2,699         3,271         2,984         5,937
 Long-term debt                                --         105            --            --            --
 Accumulated deficit                      (68,780)    (72,848)      (83,673)      (93,521)     (107,704)
 Stockholders' equity (2)                   5,468       6,884         2,610        14,377         3,426
 Working capital (deficiency)                 923       1,734        (1,312)       11,696        (1,187)

(1)Excludes shares issuable upon the exercise of outstanding stock options, warrants and convertible Preferred Stock, since their effect would be antidilutive.

(2) The Company has never declared nor paid cash dividends on its Common Stock.

(3)Includes interest expenses of approximately $1.4 million relating to the beneficial conversion feature on convertible debt issued in 1997.

(4)Includes a $3.2 million gain from the exercise of an option received from Verity in connection with the cross license agreement entered into by the Company.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

      Forward Looking Statements

   Statements in this filing which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

   Important factors that could cause actual results to differ materially include but are not limited to the Company's ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems for Active Wave Management; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenues to sustain the Company's current level of operation; timely introduce new products; continue its current level of operations to support the fees associated with the Company's patent portfolio; maintain satisfactory relations with its customers; attract and retain key personnel; prevent invalidation, abandonment or expiration of patents owned or licensed by the Company and expand its patent holdings to diminish reliance on core patents; have its products utilized beyond noise attenuation and control; maintain and expand its strategic alliances; and protect Company know-how, inventions and other secret or unprotected intellectual property.

      Overview

   The Company is continuing the transition initiated in 1995 from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties and product sales. Prior to 1995, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. In 1998, the Company received approximately 13% of its operating revenues from engineering and development funding, compared with 6% in 1997. Revenues from product sales were limited to sales of specialty products and prototypes. Since 1991, revenues from product sales have generally been increasing, although in 1996 product sales declined slightly due to delays in production and reduced pricing of certain products. In 1998, revenues from product sales resumed its year-to-year increase. Management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

   As a result of the 1994 acquisition of certain ANVT assets, the Company became the exclusive licensee of ten seminal patents, the Chaplin Patents, through its wholly-owned subsidiary, CPH. The Company's ability to license the Chaplin Patents directly to unaffiliated third parties provides the Company with a greater ability to earn technology licensing fees and royalties from such patents. Further, the Company believes that its intellectual property portfolio prevents other competitors and potential competitors in the field of Active Wave Management from participating in certain commercial areas without licenses from the Company.

   Note 1 to the accompanying Financial Statements and the "Liquidity and Capital Resources" section which follows describes the current status of the Company's available cash balances.

   As previously disclosed, the Company implemented changes in its organization and focus in late 1994. Additionally, in late 1995 the Company redefined its corporate mission to be the worldwide leader in the advancement and commercialization of Active Wave Management technology. Active Wave Management is the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality. This redefinition is the result of the development of new technologies, as previously noted, such as ASF, TDSS, FPT, and the SMM, which the Company believes can produce products for fields beyond noise and vibration reduction and control. These technologies and products are consistent with shifting the Company's focus to technology licensing and product marketing in more innovative industries having greater potential for near term revenue generation. The redefinition of corporate mission is reflected in the revised business plan, which the Company began to implement during the first quarter of 1996 and has continued through 1998.

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

   In January 1998, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1999. The Company did not meet the plan's revenue targets and as noted below, found it necessary to raise additional capital to fund it's operations for 1998 and beyond (refer to "Liquidity and Capital Resources" below and to Notes 1 and 8 - Notes to the Financial Statements.).

   Success in generating technology licensing fees, royalties and product sales is significant and critical to the Company's success. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues.

   From the Company's inception through December 31, 1998, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 26% product sales, 43% engineering and development services and 31% technology licensing fees and royalties.

   The Company has entered into a number of alliances and strategic relationships with established firms for the integration of its technology into products. The speed with which the Company can achieve the commercialization of its technology depends in large part upon the time taken by these firms and their customers for product testing, and their assessment of how best to integrate the Company's technology into their products and manufacturing operations. While the Company works with these firms on product testing and integration, it is not always able to influence how quickly this process can be completed.

   The Company continues to sell NoiseBuster Extreme!(TM) consumer headsets and began shipping Gekko(TM) flat speakers in the third quarter of 1998. The Company is presently selling products through six of its alliances: Walker is manufacturing and selling industrial silencers; Siemens is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; in the fourth quarter of 1994 Ultra began installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft; OKI is integrating ClearSpeech(R) algorithm into large scale integrated circuits for communications applications; and BE Aerospace and Long Prosper are providing NoiseBuster(R) components into United Airlines' comprehensive in-flight entertainment and information systems. Management believes these developments and those previously disclosed help demonstrate the range of commercial potential for the Company's technology and will contribute to the Company's transition from engineering and development to technology licensing fees, royalties and product sales.

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

   The Company has continued to make substantial investments in its technology and intellectual property and has incurred development costs for engineering prototypes, pre-production models and field testing of several products. During 1994, the Company acquired a license to two patents in the field of micro-machined microphones and concluded the acquisition of all of the patents, know-how and intellectual property of a former competitor, ANVT. During 1995 the Company acquired several U.S. patents dealing with adaptive speech filtering which is used in the Company's ClearSpeech(R) product line. Since 1996, the Company has been granted 197 new patents for various applications in the field of Active Wave Management. Management believes that the Company's investment in its technology has resulted in the expansion of its intellectual property portfolio and improvement in the functionality, speed and cost of components and products.

   The Company has become certified under the International Standards Organization product quality program known as "ISO 9000", and continues to successfully maintain its certification. Since the third quarter of 1994, the Company has reduced its worldwide work force by 40% from 173 to 104 current employees as of February 28, 1999.

   Because the Company did not meet its revenue targets for 1998, it entered into certain transactions, which provided additional funding as follows:

   On July 27, 1998, the Company entered into subscription agreements (the "Series D Subscription Agreements") to sell 6,000 shares of the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock") having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act of 1933, as amended (respectively, "Regulation D" and the "Securities Act"), to six unrelated accredited investors through one dealer (the "1998 Series D Preferred Stock Private Placement"). The sale of 6,000 shares of Series D Preferred Stock having an aggregate $6.0 million stated value was completed on August 6, 1998. $5.2 million net proceeds were received by the Company from the 1998 Series D Preferred Stock Private Placement. Each share of the Series D Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series D Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. Under the terms of the Series D Subscription Agreements, the Company is required to file a registration statement ("the Series D Registration Statement") covering the resale of all shares of common stock of the Company issuable upon conversion of the Series D Preferred Stock then outstanding within sixty (60) days after the completion of the 1998 Series D Preferred Stock Private Placement (respectively, the "Series D Filing Date" and the "Series D Closing Date"). The shares of Series D Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) ninety (90) days after the Series D Closing Date; (ii) five (5) days after the Company receives a "no review" status from the SEC in connection with the Series D Registration Statement; or (iii) the effective date of the Series D Registration Statement. The Series D Registration Statement became effective on October 30, 1998, and shares of Series D Preferred Stock became convertible on that date. Each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the following formula (the "Series D Conversion Formula"):

                       [(.04) x (N/365) x (1,000)] + 1,000
                       -----------------------------------
                                Conversion Price

      where

            N     =     the  number of days  between  (i) the Series D Closing
                        Date, and (ii) the conversion date.


            Conversion
            Price = The greater of (i) the amount obtained by multiplying the Conversion Percentage (which means 80% reduced by an additional 2% for every 30 days that the Registration Statement has not been filed by the Series D Filing Date) in effect as of the conversion date times the average market price for the Company's common stock for the (5) consecutive trading days immediately preceding such date; or (ii) $0.50.

   The conversion terms of the Series D Preferred Stock also provide that in no event shall the Company be obligated to issue more than 12,000,000 shares of its common stock in the aggregate in connection with the conversion of the 6,000 shares of Series D Preferred Stock issued under the 1998 Series D Preferred Stock Private Placement. The Series D Subscription Agreements also provide that the Company will be required to make certain payments in the event of its failure to effect conversion in a timely manner. Including shares of common stock issued for accretion, as of March 12, 1999, all shares of Series D Preferred Stock have been converted to 12,273,685 shares of NCT common stock.

   On July 27, 1998, NCT Audio entered into subscription agreements (the "NCT Audio Subscription Agreements") to sell 60 shares of NCT Audio's Series A Convertible Preferred Stock ("NCT Audio Series A Preferred Stock") having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer (the "1998 NCT Audio Series A Preferred Stock Private Placement"). The sale of 60 shares of NCT Audio Series A Preferred Stock having an aggregate $6.0 million stated value was completed on August 17, 1998. NCT Audio received net proceeds of $5.2 million from the 1998 NCT Audio Series A Preferred Stock Private Placement. Each share of the NCT Audio Series A Preferred Stock has a par value of $.10 per share and a stated value of one hundred thousand dollars ($100,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of NCT Audio Series A Preferred Stock is convertible into fully paid and nonassessable shares of NCT Audio's common stock subject to certain limitations. Under the terms of the NCT Audio Subscription Agreements, NCT Audio is required to file a registration statement ("NCT Audio Registration Statement") covering the resale of all shares of common stock of NCT Audio issuable upon conversion of the NCT Audio Series A Preferred Stock then outstanding by a date (the "Series A Filing Deadline") which is not later than thirty (30) days after the company becomes a "reporting company" under the the Exchange Act. The shares of NCT Audio Series A Preferred Stock become convertible into shares of NCT Audio common stock at any time after the date the company becomes a "reporting company" under the Exchange Act. Each share of NCT Audio Series A Preferred Stock is convertible into a number of shares of common stock of NCT Audio as determined in accordance with the following formula (the "NCT Audio Conversion Formula"):

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

            Conversion
            Price  =    the greater of (i) the amount  obtained by multiplying
                        the Conversion  Percentage (which means 80% reduced by
                        an  additional 2% for every 30 days that the NCT Audio
                        Registration  Statement  has  not  been  filed  by the
                        Series A Filing  Deadline)  in  effect as of such date
                        times the average  market price for NCT Audio's common
                        stock   for   the   (5)   consecutive   trading   days
                        immediately  preceding  such date;  or (ii) the "Floor
                        Price" which means the lowest number per share that will not cause the total number of shares of NCT
                        Audio common stock issuable upon the conversion of 60 shares of NCT Audio Series A Preferred Stock to equal or exceed twenty percent (20%) of the issued and outstanding shares of common stock of NCT Audio on the date of issuance of the NCT Audio Series A
                        Preferred  Stock  as long as the  common  stock of NCT
                        Audio is listed on the NASDAQ National Market or the NASDAQ Small Cap Market (there is no "Floor Price" if such listing is not so maintained by NCT Audio).

   The conversion terms of the NCT Audio Series A Preferred Stock also provide that in the event that NCT Audio has not become a "reporting company" under the Exchange Act by December 31, 1998, or the NCT Audio Registration Statement has not been declared effective by the SEC by December 31, 1998, the holder shall be entitled to exchange each share of NCT Audio Series A Preferred Stock for 100 shares of the Company's Series D Convertible Preferred Stock and thereafter shall be entitled to all rights and privileges of a holder of the Company's
Series D Preferred Stock. As of December 31, 1998, no NCT Audio Series A Preferred Stock shareholders have exercised their right to exchange NCT Audio Series A Preferred Stock into the Company's Series D Preferred Stock.

   On December 30, 1998, the Company entered into a series of subscription agreements (the " Series E Subscription Agreements") to sell an aggregate stated value of up to $8.2 million of Series E Convertible Preferred Stock (the "Series E Preferred Stock") in consideration of $4.0 million, in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer (the "1998 Series E Preferred Stock Private Placement"). The sale of 8,145 shares of Series E Preferred Stock having an aggregate of $8.1 million stated value was completed on March 12, 1999. In 1999, the Company received net proceeds of $1.8 million from the 1998 Series E
Preferred Stock Private Placement. In addition to the above noted Series E Subscription Agreements, the Company issued and sold an aggregate amount of $1.7 million of Series E Preferred Stock to three accredited investors through the above noted dealer, in exchange for an aggregate stated value of $1.7 million of the Company's Series C Preferred Stock held by the three accredited investors. The Company also issued and sold an aggregate amount of $0.7 million of Series E Preferred Stock to four accredited investors through the above noted dealer, in exchange and consideration for an aggregate of 2.1 million shares of the Company's common stock held by the four accredited investors. Each share of the Series E Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series E Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. Under the terms of the Series E Subscription Agreements, the Company is required to file a registration statement ("the Series E Registration Statement") on (i) Form S-3 on or prior to the date which is no more than sixty (60) days from the date that the Company has issued a total of 7,438 shares of Series E Preferred Stock if filed or (ii) Form S-1 on or prior to a date which is no more than ninety (90) days from the date that the Company has issued a total of 7,438 shares of Series E Preferred Stock, covering the resale of all of the Registrable Securities (the "Series E Closing Date"). The shares of Series E Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) ninety (90) days after the Series E Closing Date; (ii) five (5) days after the Company receives a "no review" status from the SEC in connection with the Registration Statement; or
(iii) the effective date of the Series E Registration Statement. Each share of Series E Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the following formula (the "Series E Conversion Formula"):

                       [(.04) x (N/365) x (1,000)] + 1,000
                       -----------------------------------
                                Conversion Price
      where

            N     =     the  number of days  between  (i) the Series E Closing
                        Date, and (ii) the conversion date.

            Conversion
            Price = the greater of (i) the amount obtained by multiplying the Conversion Percentage (which means 80% reduced by an additional 2% for every 30 days beyond 60 days from the issuance that the Registration Statement has not been filed by the Company) in effect as of the conversion date times the average market price for the Company's common stock for the (5) consecutive trading days immediately preceding such date.

   The conversion terms of the Series E Preferred Stock also provide that in no event shall the Company be obligated to issue more than 30,000,000 shares of its common stock in the aggregate in connection with the conversion of the 10,580 shares of Series E Preferred Stock issued under the 1998 Series E Preferred Stock Private Placement. The Series E Subscription Agreements also provide that the Company will be required to make certain payments in the event of its failure to effect conversion in a timely manner. As of December 31, 1998, no shares of Series E Preferred Stock have been converted to NCT common stock.

   In connection with the Series E Preferred Stock, the Company may be obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such obligation will be triggered in the event that the Company issues 30,000,000 shares on conversion of Series E Preferred Stock.

   Cash and cash equivalents amounted to $0.5 million at December 31, 1998. Management believes that currently available funds will not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees and royalties and product sales and engineering development revenue. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain. In the event that technology licensing fees, royalties and product sales, and engineering and development revenue are not realized as planned, then management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

   There can be no assurance that funding will be provided by technology license fees, royalties and product sales and engineering and development revenue. In that event, the Company would have to substantially reduce its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies.

   On June 16, 1998, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that the Company's common stock had failed to maintain a closing bid price of $1.00 or more for the previous thirty (30) consecutive trade dates in accordance with Nasdaq's Marketplace Rule 4450(a)(5). Nasdaq also notified the Company that no delisting action would be initiated at that time and that the Company would be provided ninety (90) calendar days in which to regain compliance witH Marketplace Rule 4450(a)(5) which would be achieved if the closing bid price of the shares of the Company's common stock equaled or exceeded $1.00 for ten (10) consecutive days before the end of trading on September 14, 1998. In this regard, Nasdaq advised the Company that in the event the Company was unable to achieve compliance, it may seek further procedural remedies. The Company was unable to achieve compliance by September 14, 1998, and on that date delivered its request for a hearing on the matter together with the requested fee to Nasdaq's Hearings Department. Such a hearing was held on November 5, 1998. Under Nasdaq's procedures delisting was stayed pending the outcome of the hearing. On January 6, 1999, Nasdaq notified the Company that the Company's securities were delisted from Nasdaq effective with the close of business, January 6, 1999. On January 20, 1999, the Company requested a review of the Nasdaq decision. On February 16, 1999, Nasdaq advised the Company that the issuance of a review decision will likely occur in July 1999. While a delisting of the Company's common stock is not anticipated to have an immediate effect on the Company's operations, it may make it more difficult for the Company to raise additional capital to fund future operations.

   The accompanying consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1998 about the Company's ability to continue as a going concern. The accompanying consolidated Financial Statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

      Results of Operations

Year ended December 31, 1998 compared with year ended December 31, 1997.

   Total revenues in 1998 decreased by 42% to $3.3 million from $5.7 million in 1997. Total expenses during the same period increased by 12% or $1.9 million, primarily reflecting the increasing efforts in sales and marketing to introduce new products.

   Technology licensing fees and royalties decreased by 78% or $2.8 million to $0.8 million from $3.6 million in 1997. The 1997 amount is primarily due to the $3.0 million technology license fee from Verity and other technology licensing fees aggregating $0.6 million. See Note 3 - "Notes to Financial Statements".

   Product sales increased in 1998 by 22% to $2.1 million from $1.7 million in 1997 reflecting the introduction of the Gekko(TM) flat speakers and increased sales in the NoiseBuster(R) product line and the ClearSpeech(R) product line.

   Revenue from engineering and development services remained constant at $0.4 million primarily due to the de-emphasis of engineering development funding as a primary source of revenue for the Company.

     Cost of product sales decreased 2% to $2.2 million from $2.3 million in 1997 and the product margin increased to (7)% from (32)% in 1997. The negative margin of $0.1 million and $0.6 million in 1998 and 1997, respectively, were primarily due to reserves for inventory slow movement and tooling obsolescence in the amount of $0.5 million and $0.7 million in 1998 and 1997, respectively, related to the aviation and industrial headset product lines.

   Cost of engineering and development services remained constant at $0.3 million primarily due to the de-emphasis of engineering development funding as a primary source of revenue for the Company as noted above.

   Selling, general and administrative expenses for the year increased by 115% or $6.0 million to $11.2 million from $5.2 million for 1997 which was primarily due to increased efforts in sales and marketing to introduce new products. Sales and marketing personnel increased by 43% from 1997. In addition, there has been an increase in consultants for the Company's focus on international sales. Advertising increased by 227% or $1.2 million to $1.7 million from $0.5 million primarily due to the introduction of new products through catalogs, mailings and increased participation in trade shows.

   Research and development expenditures for 1998 increased by 16% to $7.2 million from $6.2 million in 1997, primarily due to the acquisition of Advancel.

   Included in the Company's total expenses were non-cash expenditures for depreciation and amortization of $1.0 million for 1998 and $0.9 million in 1997.

   Other income in 1998 was $3.3 million compared to zero in 1997. The 1998 other income consists of the gain the Company realized upon the exercise of a stock option and the subsequent sale of NXT plc ordinary shares. The option had been acquired by the Company in connection with a cross license agreement among the Company, NXT plc and NXT.

   In 1998, interest income increased to $0.4 million from $0.1 million in 1997 principally from funds on hand at the end of 1997.

   The Company has net operating loss carryforwards of $85.8 million and research and development credit carryforwards of $1.6 million for federal income tax purposes at December 31, 1998. No tax benefit for these operating losses has been recorded in the Company's financial statements. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation.

Year ended December 31, 1997 compared with year ended December 31, 1996.

   Total revenues in 1997 increased by 81% to $5.7 million from $3.2 million in 1996. Total expenses during the same period increased by 11% or $1.6 million, primarily reflecting the one-time $1.4 million non-cash interest charge associated with the First Quarter 1997 Financing. See Note 8 - "Notes to Financial Statements."

   Technology licensing fees and royalties increased by 193% or $2.4 million to $3.6 million from $1.2 million in 1996. The 1996 amount was derived principally from numerous technology license fees reflecting the Company's continuing emphasis on expanding technology license fee revenue. The 1997 amount is primarily due to the $3.0 million technology license fee from Verity and other technology licensing fees aggregating $0.6 million. See Note 3 - "Notes to the Financial Statements".

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

   Depreciation and amortization included in selling, general and administrative expenses decreased from $0.5 million in 1996 to $0.4 million primarily due to an increase in fully depreciated machinery and equipment.

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

      Liquidity and Capital Resources

   The Company's proceeds from the exercise of stock purchase warrants and options were nominal in 1998, $1.1 million in 1997 and $1.0 million in 1996.

   In January 1998, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1999. The Company did not meet the plan's revenue targets for 1998 and as noted below, found it necessary to raise additional capital to fund it's operations for 1998 and beyond (refer to Notes 1 and 8 - Notes to Financial Statements.).

   Because the Company did not meet its revenue targets for 1998, it entered into certain transactions, which provided additional funding as follows:

   On July 15, 1998 the Company transferred $5,000 and all of the business and assets of its Hearing Products Division as then conducted by the Company and as reflected on the business books and records of the Company to a newly incorporated subsidiary company, NCT Hearing in consideration for 6,400 shares of NCT Hearing common stock whereupon NCT Hearing became a wholly-owned subsidiary of the Company. The Company also granted NCT Hearing an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to Hearing Products in consideration for (1) a license fee of $3,000,000 to be paid when proceeds are available from the sale of NCT Hearing common stock, and (2) running royalties payable with respect to NCT Hearing's sales of products incorporating the licensed technology and its sublicensing of such technology. It is anticipated that NCT Hearing will issue additional shares of its common stock in transactions exempt from registration in order to raise additional working capital.

   On July 27, 1998, the Company entered into subscription agreements to sell 6,000 shares of the Company's Series D Preferred Stock having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer. The sale of 6,000 shares of Series D Preferred Stock having an aggregate $6.0 million stated value was completed on August 6, 1998. $5.2 million net proceeds were received by the Company from the 1998 Series D Preferred Stock Private Placement. Each share of the Series D Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series D Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. Under the terms of the Series D Subscription Agreements, the Company is required to file a registration statement covering the resale of all shares of common stock of the Company issuable upon conversion of the Series D Preferred Stock then outstanding within sixty (60) days after the completion of the 1998 Series D Preferred Stock Private Placement. The shares of Series D Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) ninety (90) days after the Series D Closing Date; (ii) five (5) days after the Company receives a "no review" status from the SEC in connection with the Series D Registration Statement; or (iii) the effective date of the Series D Registration Statement. The Series D Registration Statement became effective on October 30, 1998, and shares of Series D Preferred Stock became convertible on that date. Each share of Series D Preferred Stock is convertible into a number of shares of Common Stock of the Company as determined in accordance with the Conversion Formula described above under "Overview".

   The conversion terms of the Series D Preferred Stock also provide that in no event shall the Company be obligated to issue more than 12,000,000 shares of its common stock in the aggregate in connection with the conversion of the 6,000 shares of Series D Preferred Stock issued under the 1998 Series D Preferred Stock Private Placement. The Series D Subscription Agreements also provide that the Company will be required to make certain payments in the event of its failure to effect conversion in a timely manner. Including shares of common stock issued for accretion, as of March 12, 1999, all shares of Series D Preferred Stock have been converted to 12,273,685 shares of NCT common stock.

   On July 27, 1998, NCT Audio distributed subscription agreements to sell 60 shares of NCT Audio's Series A Preferred Stock having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D of the
Securities Act, to six unrelated accredited investors through one dealer. The sale of 60 shares of NCT Audio Series A Preferred Stock having an aggregate $6.0 million stated value was completed on August 17, 1998. NCT Audio received net proceeds of $5.2 million from the 1998 Series A Preferred Stock Private Placement. Each share of the NCT Audio Series A Preferred Stock has a par value of $.10 per share and a stated value of one hundred thousand dollars ($100,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of NCT Audio Series A Preferred Stock is convertible into fully paid and nonassessable shares of NCT Audio's common stock subject to certain limitations. Under the terms of the NCT Audio Subscription Agreements, NCT Audio is required to file a registration statement covering the resale of all shares of common stock of NCT Audio issuable upon conversion of the NCT Audio Series A Preferred Stock then outstanding by a date which is not later than thirty (30) days after the company becomes a "reporting company" under the Exchange Act. The shares of NCT Audio Series A Preferred Stock become convertible into shares of NCT Audio common stock at any time after the date the company becomes a "reporting company" under the Exchange Act. Each share of Series A Preferred Stock is convertible into a number of shares of Series D Preferred Stock of the Company as determined in accordance with the Conversion Formula described above under "Overview".

   The conversion terms of the NCT Audio Series A Preferred Stock also provide that in the event that NCT Audio has not become a "reporting company" under the Exchange Act by December 31, 1998, or the NCT Audio Registration Statement has not been declared effective by the SEC by December 31, 1998, the holder shall be entitled to exchange each share of NCT Audio Series A Preferred Stock for 100 shares of the Company's Series D Convertible Preferred Stock and thereafter shall be entitled to all rights and privileges of a holder of the Company's
Series D Preferred Stock. As of December 31, 1998, no NCT Audio Series A Preferred Stock shareholders have exercised their right to exchange NCT Audio Series A Preferred Stock into the Company's Series D Convertible Preferred Stock.

   On July 29, 1998, the Company initiated a plan to repurchase from time to time up to 10 million shares of the Company's common stock in the open market pursuant to Rule 10b-18 under the Exchange Act or through block trades. As of December 31, 1998, the Company had repurchased 5,607,100 shares of the Company's common stock at per share prices ranging from $0.3438 to $0.6563. The stock repurchase program was terminated on December 30, 1998.

   On September 4, 1998, the Company acquired the issued and outstanding common stock of Advancel, a Silicon Valley-based developer of microprocessor cores that execute Sun Microsystems' Java(TM) code. The acquisition was pursuant to a stock purchase agreement dated as of August 21, 1998 among the Company, Advancel and certain shareholders of Advancel. The consideration for the acquisition of the Advancel common stock consisted of an initial payment of $1.0 million payable by the delivery of 1,786,991 shares of the Company's treasury stock together with future payments, payable in cash or in common stock of the Company at the election of the Advancel Shareholders based on Advancel's earnings before interest, taxes, depreciation and amortization (as defined in the Stock Purchase Agreement) for each of the calendar years 1999, 2000, 2001 and 2002. While each earnout payment may not be less than $250,000 in any earnout year, there is no maximum earnout payment for any earnout year or for all earnout years in the aggregate. To determine the number of shares of the Company's common stock issuable in connection with an earnout payment, each earnout payment is to be calculated using the average of the closing prices of the Company's common stock for each of the twenty (20) business days following the 21st day after the release of Advancel's audited year-end financials for an earnout year. At that time, Advancel Shareholders will elect to receive payment in cash or common stock of the Company. In the event that the Company is unable to maintain the registration statement covering the resale of 1,786,991 shares effective for at least thirty (30) days, each Advancel Shareholder shall have the right, until April 15, 1999, to have the Company redeem up to one-third of the initial payment shares acquired by such Advancel Shareholder by paying in cash therefor a sum calculated by using the formula used to determine the number of shares of the Company's common stock to be delivered in payment of the initial payment of $1.0 million. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values as follows:

   Asset acquired and liabilities assumed:

            Current assets                                        $  368,109
            Property, plant and equipment                              4,095
            Goodwill                                               1,018,290
            Other assets                                              13,486
            Current liabilities                                     (485,040)
            Unearned portion of compensatory stock                   141,251
                                                                  ----------
            Loss of acquisition (including expenses of $60,191)   $1,060,191
                                                                  ==========

   The acquisition has been accounted for as a purchase and, accordingly, the accompanying consolidated Financial Statements include the accounts of Advancel from the date of acquisition.

   On November 24, 1998, the Company paid $1,000 in consideration for a wholly-owned subsidiary, DistributedMedia.com, Inc. ("DMC"). DMC was formed to develop, install, and provide an audio/visual advertising medium within commercial/professional settings.

   On December 30, 1998, the Company entered into a series of subscription agreements to sell an aggregate stated value of up to $8.2 million of Series E Preferred Stock in consideration of $4.0 million, in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer. The sale of 8,145 shares of Series E Preferred Stock having an aggregate of $8.1 million stated value was completed on March 12, 1999. In 1999, the Company received net proceeds of $1.8 million from the 1998 Series E Preferred Stock Private Placement. In addition to the above noted Series E Subscription Agreements, the Company issued and sold an aggregate amount of $1.7 million of Series E Preferred Stock to three accredited investors through the above noted dealer, in exchange for an aggregate stated value of $1.7 million of the Company's Series C Preferred Stock held by the three accredited investors. The Company also issued and sold an aggregate amount of $0.7 million of Series E Preferred Stock to four accredited investors through the above noted dealer, in exchange and consideration for an aggregate of 2.1 million shares of the Company's common stock held by the four accredited investors. Each share of the Series E Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series E Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. Under the terms of the Series E Subscription Agreements, the Company is required to file a registration statement covering the resale of all shares of common stock of the Company issuable upon conversion of the Series E Preferred Stock then outstanding within sixty (60) days after the completion of the 1998 Series E Preferred Stock Private Placement. The shares of Series E Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) ninety (90) days after the Series E Closing Date; (ii) five (5) days after the Company receives a "no review" status from the SEC in connection with the Registration Statement; or (iii) the effective date of the Series E Registration Statement. Each share of Series E Preferred Stock is convertible into a number of shares of Common Stock of the Company as determined in accordance with the Conversion Formula described above under "Overview".

   The conversion terms of the Series E Preferred Stock also provide that in no event shall the Company be obligated to issue more than 30,000,000 shares of its common stock in the aggregate in connection with the conversion of the 10,580 shares of Series E Preferred Stock issued under the 1998 Series E Preferred Stock Private Placement. The Series E Subscription Agreements also provide that the Company will be required to make certain payments in the event of its failure to effect conversion in a timely manner. As of December 31, 1998, no shares of Series E Preferred Stock have been converted to NCT common stock.

     In connection with the Series E Preferred Stock, the Company may be obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such obligation will be triggered in the event that the Company issues 30,000,000 shares on conversion of Series E Preferred Stock.

   On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor (the "Holder"), subscribed and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. A secured convertible note (the "Note"), for $1.0 million was signed on January 26, 1999, and proceeds were received on January 28, 1999. The Note is to mature on January 25, 2001 and earn interest at the prime rate as published from day to day in the Wall Street Journal from the issue date until the Note becomes due and payable. The Holder shall have the right at any time on or prior to the day the Note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the Note, into fully paid and non-assessable shares of common stock of the Company at the conversion price. The conversion price shall be the lesser of (i) the average of the closing bid prices for the common stock on the securities market on which the common stock is being traded, for five (5) consecutive trading days prior to the date of conversion or (ii) the fixed conversion price of $0.237. In no event will the conversion price be less than $0.15 per share. The Holder shall purchase the remaining $3.0 million principal amount of the secured convertible notes on or before June 30, 1999.

   Management believes that currently available funds will not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees, royalties and product sales and engineering development revenue. Reducing operating expenses and capital expenditure alone may not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties and product sales and engineering and development revenue, all of which are presently uncertain. In the event that technology licensing fees, royalties, product sales and engineering and development revenue are not realized as planned, then management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

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

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1998 about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

   The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $107.7 million on a cumulative basis through December 31, 1998. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing and engineering and development funds received from joint venture and other strategic partners. Agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or alliances be paid on a preferential basis to the Company's co-venturers until the license fees and engineering and development funds provided to the venture or the Company are recovered.

   In early 1999, the Company implemented a plan that management believes should generate sufficient additional funds for the Company to continue its operations into 1999. Under this plan, the Company needs to generate approximately $22.7 million to fund its operations in 1999. Included in such amount is approximately $10.8 million in sales of new products and approximately $11.9 million of technology licensing fees and royalties. This amount excludes any revenues or cash inflows from the anticipated pending acquisitions of the Company's subsidiary, NCT Audio. The Company believes that it can generate these funds from 1999 operations, although there is no certainty that the Company will achieve this goal. Success in generating technology licensing fees, royalties and product sales is significant and critical to the Company's ability to succeed. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues. If, during the course of 1999, management of the Company determines that it will be unable to meet or exceed the plan discussed above, the Company will consider cost reductions and/or additional financing alternatives. The Company will monitor its performance against the plan on a monthly basis and, if necessary, reduce its level of operations accordingly. The Company believes that the plan discussed above constitutes a viable plan for the continuation of the Company's business into 2000. See "Forward Looking Statements" above.

   There can be no assurance that additional funding will be provided by technology licensing fees, royalties and product sales and engineering and development revenue or additional capital. In that event, the Company would have to cut back its level of operations substantially in order to conserve cash. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. See Note 1 - Notes to Financial Statements.

   At December 31, 1998, cash and cash equivalents were $0.5 million. The available resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

   The Company's working capital decreased from $11.7 million at December 31, 1997, to $(1.2) million as of December 31, 1998. This decrease was due primarily to a decrease in cash and cash equivalents due to increasing efforts to develop and introduce new product lines and to fund operations.

   During 1998, the net cash used in operating activities was $12.8 million. This utilization reflects the emphasis on the commercial development of its
technology  into  several  product   applications,   which  were  scheduled  for
introduction in 1998 and 1999.

   The net cash used in investing activities amounted to $6.4 million. Of this amount, $5.1 million was attributable to the acquisition related activities of the Company's subsidiary, NCT Audio. Such investments included $3.5 million for 20% interest in TSA and a total of $1.5 million was loaned to PPI under a demand promissory note. The Company has signed letters of intent from both TSA and PPI. The net cash provided by financing activities amounted to $7.2 million primarily from the 1998 financings noted above.

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

   There were no material commitments for capital expenditures as of December 31, 1998, and no material commitments are anticipated in the near future.

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

   Although the Company's evaluation of its systems is still in process, there has been no indication that the Year 2000 Compliance issue, as it relates to internal systems, will have a material impact on future earnings. While the Company is not aware of any material Year 2000 Compliance issues at its customers and suppliers, such potential problems remain a possibility and could have a material adverse impact on the Company's future results. The Company estimates completion of the evaluation process by September 30, 1999.

ITEM 8.     FINANCIAL STATEMENTS.

   The Reports of the Independent Auditors Richard A. Eisner & Company, LLP and the financial statements and accompanying notes are attached.

                                                              Page

Independent Auditors' Report                                  F-1

Consolidated Balance Sheets, as of December 31, 1997, and     F-2
  1998

Consolidated   Statements  of  Operations  and  Consolidated  F-3
  Statement  of Comprehensive Loss for the years ended
  December 31, 1996, 1997 and 1998

Consolidated Statements of Stockholders' Equity, for the      F-4
  years ended December 31, 1996, 1997 and 1998

Consolidated Statements of Cash Flows, for the years ended    F-5
  December  31, 1996, 1997 and 1998

Notes to Financial Statements                                 F-6


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

   There have been no disagreements with independent accountants on accounting and financial disclosure matters during the Company's two most recent fiscal years.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT.

   The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of the Company as of March 23, 1999:

   Name                  Age        Positions and Offices

Jay M. Haft               63   Chairman of the Board of Directors
Michael J. Parrella       51   President, Chief Executive Officer and Director
Irene Lebovics            46   Executive Vice President, Marketing
Cy E. Hammond             44   Senior Vice President, Chief Financial Officer
Paul Siomkos, P.E.        52   Senior Vice President, Operations
Michael A. Hayes, Ph.D.   46   Senior Vice President, Chief Technical Officer
John J. McCloy II         61   Director
Samuel A. Oolie           62   Director
Stephan Carlquist         43   Director

   Jay M. Haft currently serves as Chairman of the Board of Directors of the Company. He served as President of the Company from November 1994 to July 1995. He is also a Director of the Company's subsidiary, NCT Audio, a position which he has held since August 25, 1997. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. Mr. Haft is also a Director of numerous other public and private corporations, including Robotic Vision Systems, Inc. (OTC), DCAP Group, Inc. (OTC), Encore Medical Corporation (OTC), Viragen, Inc. (OTC), PC Service Source, Inc. (OTC), DUSA Pharmaceuticals, Inc. (OTC), Oryx Technology Corp. (OTC), and Thrift Management, Inc. (OTC). He is currently of counsel to Parker Duryee Rosoff & Haft, in New York. He was previously a senior corporate partner of such firm (1989-1994), and prior to that a founding partner of Wofsey, Certilman, Haft et al (1966-1988). He is a member of the Florida Commission for Government Accountability to the People and Treasurer of the Miami City Ballet.

   Michael J. Parrella currently serves as President, Chief Executive Officer and Director of the Company. He was elected President and Chief Operating Officer of the Company in February 1988 and served in that capacity until November 1994. From November 1994 to July 1995 Mr. Parrella served as Executive Vice President of the Company. He initially became a Director in 1986 after evaluating the application potential of the Company's noise cancellation technology. At that time, he formed an investment group to acquire control of the Board and to raise new capital to restructure the Company and its research and development efforts. Mr. Parrella serves as Chief Executive Officer and Acting President of NCT Audio, a position to which he was elected on September 4, 1997, and was appointed a Director on August 25, 1998. He was also Chairman of the Board of Environmental Research Information, Inc., an environmental consulting firm, from December 1987 to March 1991.

   Irene Lebovics currently serves as Executive Vice President, Marketing and Communications, and President of NCT Hearing, a wholly-owned subsidiary of the Company. She joined the Company as Vice President of NCT and President of NCT Medical Systems (NCTM) in July 1989. In March 1990, NCTM became part of NCT Personal Quieting and Ms. Lebovics served as President. In January 1993, she was appointed Senior Vice President of the Company. In November 1994, Ms. Lebovics became President of NCT Hearing. From August 1, 1995, to May 1, 1996, she also served as Secretary of the Company. Ms. Lebovics has held various positions in product marketing with Bristol-Myers, a consumer products company, and in advertising with McCaffrey and McCall.

   Cy E. Hammond currently serves as Senior Vice President, Chief Financial Officer of the Company. He joined the Company as Controller in January 1990 and was appointed a Vice President in February 1994. Mr. Hammond also serves as Acting Chief Financial Officer and Treasurer of NCT Audio, a position to which he was elected on September 4, 1997. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations.

   Paul Siomkos, P.E., joined NCT in April 1998 as Senior Vice President of Operations. Prior to NCT, Mr. Siomkos held the position of Director of Operations at Perkin-Elmer, a major technology product manufacturer. For more than 20 years, Mr. Siomkos managed a production volume in excess of $250 million. Mr. Siomkos holds a Bachelor's in Mechanical Engineering from the City College of New York, a Master's in Industrial Engineering from Columbia University and an MBA in Finance from the University of Connecticut. He is also a licensed Professional Engineer.

   Michael A. Hayes, Ph.D., currently serves as Senior Vice President, Chief Technical Officer after joining the Company in 1996. During 1995 and 1994, Dr. Hayes served as Deputy Project Director, Research Support for Antarctic Support Associates, with operations in Chile, New Zealand, Australia, and Antarctica. From 1991 to 1994, he served as Deputy Program Manager, Special Payloads, for Martin Marietta Government Services (formerly General Electric Government Services) while directly managing critical spacecraft sub-system and instrument development for Goddard Space Flight Center. Prior to 1991, Dr. Hayes served as a research faculty member at Georgia Institute of Technology, and as a Senior Process Engineer at Texas Instruments.

   John J. McCloy II currently serves as a Director of the Company. He served as Chief Executive Officer of the Company from September 1987 to November 1994 and as its Chairman of the Board from September 1986 to November 1994. Additionally, he served as Chief Financial Officer from November 1990 to February 1993 and as its Secretary-Treasurer from October 1986 to September 1987. Mr. McCloy was appointed a Director of the Company's subsidiary, NCT Audio, on November 14, 1997. Since 1981, he has been a private investor concentrating on venture capital and early stage investment projects in a variety of industries. Mr. McCloy is also a director of American University in Cairo, the Sound Shore Fund, Inc., and the Atlantic Council.

   Sam Oolie currently serves as a Director of the Company. Mr. Oolie also serves as a Director of the Company's subsidiary, NCT Audio, a position to which he was appointed on September 4, 1997. He is Chairman and Chief Executive
Officer of NoFire Technologies, Inc., a manufacturer of high performance fire retardant products, and has held that position since August 1995. He is also Chairman of Oolie Enterprises, an investment company, and has held that position since July 1985. Mr. Oolie currently serves as a director of Avesis, Inc. and Comverse Technology, Inc. He has also served as a director of CFC Associates, a venture capital partnership, from January 1984 to December 1998.

   Stephan Carlquist was elected as a Director of the Company on July 14, 1997, and currently serves as a Director of the Company. Mr. Carlquist also currently serves as a Director of NCT Audio since his appointment on November 14, 1997. He is President of Electrolux IT Solutions with worldwide responsibility for IT Services within the Electrolux Group and has held this position since June 1998. From 1993 to June 1998, Mr. Carlquist was President of ABB Financial Services, Inc. (USA), one of four business segments in the ABB Group and from June 1990 to June 1998, he was as well President of ABB Treasury Center (USA), Inc. From April 1988 to 1990, he was Executive Vice President of ABB World Treasury Center, Zurich, and from April 1986 to April 1988, he was the President of the Geneva branch of ASEA Capital Corporation. Mr. Carlquist joined ASEA AB in September 1983 as Manager, International Cash Management and served in that capacity until April 1986. From February 1981 to April 1983, he was employed as a Foreign Exchange Manager/Cash Manager at Atlas Copco AB.

   Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no reports were required for those persons, the Company believes that, during the period from January 1, 1998, to December 31, 1998, all filing requirements applicable to its officers, directors, and greater than 10% stockholders were complied with.

ITEM 11.    EXECUTIVE COMPENSATION.

   Information required under this item is contained in a definitive proxy statement which the Registrant will file on or before April 30, 1999, and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.

   Information required under this item is contained in a definitive proxy statement which the Registrant will file on or before April 30, 1999, and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

   In 1989, the Company established a joint venture with Environmental Research Information, Inc., ("ERI") to jointly develop, manufacture and sell (i) products intended for use solely in the process of electric power generation, transmission and distribution and which reduce noise and/or vibration resulting from such process, (ii) personal quieting products sold directly to the electric utility industry and (iii) products that reduce noise and/or vibration emanating from fans and fan systems (collectively, "Power and Fan Products"). In 1991, in connection with the termination of this joint venture, the Company agreed, among other things, during the period ending February 1996, to make payments to ERI equal to (i) 4.5% of the Company's sales of Power and Fan Products and (ii) 23.75% of fees derived by the Company from its license of Power and Fan Products technology, subject to an overall maximum of $4,500,000. Michael J. Parrella, President of the Company, was Chairman of ERI at the time of both the establishment and termination of the joint venture and owns approximately 12% of the outstanding capital of ERI. In addition, Jay M. Haft, Co-Chairman, and Chief Executive Officer of the Company, shares investment control over an additional 24% of the outstanding capital of ERI. The Company believes that the respective terms of both the establishment of the joint venture with ERI and its termination were comparable to those that could have been negotiated with other persons or entities. During the fiscal year ended December 31, 1998, the Company was not required to make any such payments to ERI under these agreements.

   In 1993, the Company entered into three Marketing Agreements with QuietPower Systems, Inc. ("QSI") (until March 2, 1994, "Active Acoustical Solutions, Inc."), a company which is 33% owned by ERI and 2% owned by Mr. Haft. Under the terms of one of these Marketing Agreements, QSI has undertaken to use its best efforts to seek research and development funding for the Company from electric and natural gas utilities for applications of the Company's technology to their industries. In exchange for this undertaking, the Company has issued a warrant to QSI to purchase 750,000 shares of Common Stock at $3.00 per share. The last sale price for the Common Stock reported on the NASDAQ National Market System on May 15, 1993, the date of the Marketing Agreement, was $2.9375. The warrant becomes exercisable as to specific portions of the total 750,000 shares of Common Stock upon the occurrence of defined events relating to QSI's efforts to obtain such funding for the Company. When such defined events occur, the Company will record a charge for the amount by which the market price of the Common Stock on such date exceeds $3.00 per share, if any. The warrant remains exercisable as to each such portion from the occurrence of the defined event through October 13, 1998. As of December 31, 1994, contingencies had been removed against 525,000 warrants resulting in a 1993 non-cash charge of $120,250. This Marketing Agreement also grants to QSI a non-exclusive right to market the Company's products that are or will be designed and sold for use in or with equipment used by electric and/or natural gas utilities for non-retrofit applications in North America. QSI is entitled to receive a sales commission on any sales to a customer of such products for which QSI is a procuring cause in obtaining the first order from such customer. In the case of sales to utility company customers, the commission is 6% of the revenues received by the Company. On sales to original equipment manufacturers for utilities, the commission is 6% on the gross revenue NCT receives on such sales from the customer in the first year, 4% in the second year, 2% in the third year, and 1% in the fourth year and
 .5% in any future years after the fourth year. QSI is also entitled to receive a 5% commission on any research and development funding it obtains for NCT, and on any license fees it obtains for the Company from the license of the Company's technology. The initial term of this Agreement is three years renewable automatically thereafter on a year-to-year basis unless a party elects not to renew.

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

   Under the terms of the third Marketing Agreement, QSI is granted an exclusive right to market the Company's products that are or will be designed and sold for use in or with equipment used by electric and/or natural gas utilities for retrofit applications in North America. QSI is entitled to receive a sales commission on any sales to a customer of such products equal to 129% of QSI's marketing expenses attributable to the marketing of the products in question, which expenses are to be deemed to be the lesser of QSI's actual expenses or 35% of the revenues received by the Company from the sale of such products. QSI is also entitled to receive a 5% commission on research and development funding similar to that described above. QSI's exclusive rights continue for an indefinite term provided it meets certain performance criteria relating to marketing efforts during the first two years following product availability in commercial quantity and minimum levels of product sales in subsequent years. In the event QSI's rights become non-exclusive, depending on the circumstances causing such change, the initial term then becomes either three or five years from the date of this Marketing Agreement, with subsequent one-year automatic renewals in each instance unless either party elects not to renew. During the fiscal year ended December 31, 1998, the Company was not required to pay any commissions to QSI under any of these Marketing Agreements.

   The Company has also entered into a Teaming Agreement with QSI under which each party agrees to be responsible for certain activities relating to transformer quieting system development projects to be undertaken with utility companies. Under this Teaming Agreement, QSI is entitled to receive 19% of the amounts to be received from participating utilities and the Company is entitled to receive 81%. During the fiscal year ended December 31, 1998, the Company made no payments to QSI for project management services.

   In March 1995, the Company entered into a Master Agreement with QSI under which QSI was granted an exclusive worldwide license under certain NCT patents and technical information to market, sell and distribute transformer quieting products, turbine quieting products and certain other products in the utility industry. Under the Master Agreement, QSI is to fund development of the products by the Company and the Company is to manufacture the products. However, QSI may obtain the right to manufacture the products under certain circumstances, including NCT's failure to develop the products or the failure of the parties to agree on certain development matters. In consideration of the rights granted under the Master Agreement, QSI is to pay the Company a royalty of 6% of the gross revenues received from the sale of the products and 50% of the gross revenues received from sublicensing the rights granted to QSI under the Master Agreement after QSI has recouped 150% of the costs incurred by QSI in the development of the products in question. The Company is obligated to pay similar royalties to QSI on its sale of the products and the licensing of rights covered under the Master Agreement outside the utility industry and from sales and licensing within the utility industry in the Far East. In addition to the foregoing royalties, QSI is to pay an exclusivity fee to the Company of $750,000; $250,000 of which QSI paid to the Company in June 1994. The balance is payable in equal monthly installments of $16,667 beginning in April 1995. QSI's exclusive rights become non-exclusive with respect to all products if it fails to pay any installment of the exclusivity fee when due and QSI loses such rights with respect to any given product in the event it fails to make any development funding payment applicable to that product. The Master Agreement supersedes all other agreements relating to the products covered under the Master Agreement, including those agreements between the Company and QSI described above.

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

   On May 21, 1996, the Company and QSI entered into another letter agreement extending the time by which the payments from QSI to the Company under the April 1995 letter agreement described above were to be made. Under the letter, the payment of certain arrearages in the payment of the exclusivity fee was to be made not later than June 15, 1996, with the balance continuing to be payable by monthly payments of $8,333 as provided in the May 1995 letter agreement. In addition the payment of the other indebtedness owed by QSI to the Company was to be paid by a payment of $25,000 at the time QSI obtained certain anticipated financing with the balance paid by monthly payments of $15,000 each. Default in QSI's timely payment of any of the amounts specified in the May 21, 1996 letter agreement was to cause the immediate termination of the Master Agreement and all rights granted to QSI thereunder.

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

   As of March 11, 1999, QSI owes the Company $239,000, which is fully reserved, for the exclusivity fee, rent and engineering services.

   The Company believes that the terms of its agreements with QSI are comparable to those that it could have negotiated with other persons or entities.

   On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor (the "Holder"), subscribed and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. A secured convertible note (the "Note"), for $1.0 million was signed on January 26, 1999, and proceeds were received on January 28, 1999. The Note is to mature on January 25, 2001 and earn interest at the prime rate as published from day to day in the Wall Street Journal from the issue date until the Note becomes due and payable. The Holder shall have the right at any time on or prior to the day the Note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the Note, into fully paid and non-assessable shares of common stock of the Company at the conversion price. The conversion price shall be the lesser of (i) the average of the closing bid prices for the common stock on the securities market on which the common stock is being traded, for five (5) consecutive trading days prior to the date of conversion or (ii) the fixed conversion price of $0.237. In no event will the conversion price be less than $0.15 per share. The Holder shall purchase the remaining $3.0 million principal amount of the secured convertible notes on or before June 30, 1999.

                                   PART IV


ITEM 14.    Exhibits, Financial Statements Schedules and
            Reports on Form 8-K.

(a) The following documents are filed as part of this Report:

      (1)   Financial Statements.

Independent Auditors' Report

Consolidated Balance Sheets, as of December 31, 1997, and December 31, 1998.

Consolidated   Statements  of   Operations   and   Consolidated   Statements  of
Comprehensive Loss, for the years ended December 31, 1996, 1997 and 1998.

Consolidated Statements of Stockholders' Equity, for the years ended December 31, 1996, 1997 and 1998.

Consolidated Statements of Cash Flows, for the years ended December 31, 1996, 1997 and 1998.

Notes to Financial Statements.

      (2)   Financial Statement Schedules.

Report of Independent Auditors with Respect to Schedule.

Schedule II.  Valuation and Qualifying Accounts.

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the consolidated financial statements filed or notes thereto.

(3)   Exhibits.

Exhibit
Number      Description of Exhibit

       2(a) Stock Purchase Agreement dated August 21, 1998, among the Company, Advancel Logic Corporation and the Holders of the Outstanding Capital Stock of Advancel Logic Corporation,
                  incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form S-3 (Registration No. 333-64967) filed on September 30, 1998, as amended by Amendment No. 1 thereto filed on October 30, 1998.

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

  *    3(c)       Certificate of Amendment of the Restated  Certificate of
                  Incorporation of the Company filed in the Office of the Secretary of State of the State of Delaware on October 21,
                  1998.

       3(d) Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company filed in the Office of the Secretary of State of the State of Delaware on October 29, 1997, incorporated by reference to Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

       3(e) Certificate of Increase in the Number of Shares in the Series C Convertible Preferred Stock of the Company filed in the Office of the Secretary of State of the State of Delaware on November 14, 1997, incorporated by reference to Exhibit 3(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

       3(f) Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company filed in the Office of the Secretary of State of the State of Delaware on July 24, 1998, incorporated by reference to
                  Exhibit 4 of the Company's Registration Statement on Form S-3 (Registration No. 333-64967) filed on September 30, 1998, as amended by Amendment No. 1 thereto filed on October 20, 1998.


  *    3(g)       Certificate of  Designations,  Preferences and Rights of
                  Series E Convertible Preferred Stock of the Company filed in the Office of the Secretary of State of the State of Delaware on December 24, 1998.


       3(h)       By-laws of the  Company,  incorporated  herein by reference to
                  Exhibit 3(b) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

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

       4(f) Secretary's Certificate dated March 20, 1998, as to a two (2) year extension of the expiration dates of the Warrants described in 4(b), (c), (d) and (e) above, incorporated herein by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

      10(m)(2) Letter Agreement between Foster Electric Co., Ltd. and the Company dated November 22, 1993, incorporated herein by reference to Exhibit 10(b) to the Company's Current Report on Form 8-K dated November 22, 1993.

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

      10(t) Variation of Teaming Agreement between Noise Cancellation Technologies, Inc. and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(c) of the Company's Current Report on Form 8-K filed August 4, 1995.

      10(t)(1) Agreement for Sale and Purchase of Part of the Business and Certain Assets among Noise Cancellation Technologies, Inc., Noise Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K filed August 4, 1995.

      10(t)(2) Patent License Agreement among Noise Cancellation Technologies, Inc., Noise Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(e) of the Company's Current Report on Form 8-K filed August 4, 1995.

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

      10(x)(4) License Agreement dated September 4, 1997, between Noise Cancellation Technologies, Inc. and NCT Audio Products, Inc., incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
      10(y) License Agreement dated July 15, 1998, between the Company and NCT Hearing Products, Inc., incorporated by reference to
                  Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

  *   21          Subsidiaries

  *   23(a)       Consent of Richard A. Eisner & Company, LLP

  *   27          Financial Data Schedule.

  *   99(a)       Letter from Peters Elworthy & Moore,  Chartered Accountants, to Noise Cancellation Technologies, Inc. regarding audited financial statements of the Company's U.K. subsidiaries and reports of Peters Elworthy & Moore, Chartered Accountants, on their audits of such financial statements as at December
                  31, 1998 and for the year ended December 31, 1998.

      99(b) Letter from Peters Elworthy & Moore, Chartered Accountants, to Noise Cancellation Technologies, Inc. regarding audited financial statements of the Company's U.K. subsidiaries and reports of Peters Elworthy & Moore, Chartered Accountants, on their audits of such financial statements as at December 31, 1997 and for the year ended December 31, 1997, incorporated by reference to Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      99(c) Letter from Peters Elworthy & Moore, Chartered Accountants, to Noise Cancellation Technologies, Inc. regarding audited financial statements of the Company's U.K. subsidiaries and reports of Peters Elworthy & Moore, Chartered Accountants, on their audits of such financial statements as at December 31, 1996 and for the year ended December 31, 1996, incorporated by reference to Exhibit 99(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

  *   99(d)       Letter  from  Peters   Elworthy  &  Moore,   Chartered
                  Accountants,   to  Noise   Cancellation   Technologies,   Inc.
                  regarding  confirmation  that  the  accounts  for the year end
                  December  31,  1998  were  audited  under  auditing  standards
                  substantially   similar  to  US  General   Accepted   Auditing
                  Standards.

      99(e) Letter from Peters Elworthy & Moore, Chartered Accountants, to Noise Cancellation Technologies, Inc. regarding confirmation that the accounts for the year end December 31, 1997 were audited under auditing standards substantially similar to US General Accepted Auditing Standards, incorporated by reference to Exhibit 99(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      99(f) Employment Agreement by and between the Company and Paul D. Siomkos, dated February 26, 1998, incorporated by reference to
                  Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

  *   99(g)       Letter  from  Peters   Elworthy  &  Moore,   Chartered
                  Accountants,   to  Noise   Cancellation   Technologies,   Inc.
                  regarding  confirmation  that  the  accounts  for the year end
                  December  31,  1995  were  audited  under  auditing  standards
                  substantially   similar  to  US  General   Accepted   Auditing
                  Standards.

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


(b) The following report on Form 8-K was filed during the last quarter of the period covered by this Report:


      A report on Form 8-K was filed on October 21, 1998 reporting the stockholders approval on October 20, 1998 of an amendment to the Company's Restated Certificate of Incorporation changing the name of the Company to "NCT Group, Inc.".

                 (Richard A. Eisner & Company, LLP Letterhead)
                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
NCT Group, Inc.

We have audited the accompanying consolidated balance sheets of NCT Group, Inc. (formerly Noise Cancellation Technologies, Inc.) and subsidiaries (the
"Company") as of December 31, 1997 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996, 1997 and 1998 financial statements of the Company's two foreign subsidiaries. These subsidiaries accounted for revenues of approximately $407,000, $67,000 and $28,000 for the years ended December 31, 1996, 1997 and 1998, respectively, and assets of approximately $515,000, $301,000 and $218,000 as of December 31, 1996, 1997 and 1998,
respectively. These statements were audited by other auditors whose reports have been furnished to us, one of which contained a paragraph on the subsidiary's dependence on NCT Group, Inc. for continued financial support. Our opinion, insofar as it relates to the amounts included for these entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of NCT Group, Inc. and subsidiaries as of December 31, 1997 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not been able to generate sufficient cash flow from operating activities to sustain its operations and since it has incurred net losses since inception and has a working capital deficiency, it has been and continues to be dependent on equity financing and joint venture arrangements to support its business efforts. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RICHARD A. EISNER & COMPANY, LLP
New York, New York
March 11, 1999

With respect to Note 8
March 24, 1999

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                     (in thousands of dollars)
                                                            December 31,
                                                        1997           1998
                                                     ----------     ----------
                     ASSETS
Current assets:
     Cash and cash equivalents                       $  12,604     $      529
     Accounts receivable:
       Trade:
         Technology license fees and royalties             200            192
         Joint Ventures and affiliates                       -              -
         Other                                             368            691
       Unbilled                                              -             61
       Allowance for doubtful accounts                     (38)          (228)
                                                     ----------    -----------
             Total accounts receivable               $     530     $      716

     Inventories, net of reserves                        1,333          3,320
     Other current assets                                  213            185
                                                     ----------    -----------
             Total current assets                    $  14,680     $    4,750

Property and equipment, net                              1,144            997
Goodwill, net of accumulated amortization of
  $68,000                                                    -          1,506
Patent rights and other intangibles, net                 1,488          2,881
Other assets (Note 6)                                       49          5,331
                                                     ----------    -----------
                                                     $  17,361     $   15,465
                                                     ==========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $   1,324     $    3,226
     Accrued expenses                                    1,392          1,714
     Accrued payroll, taxes and related expenses           181            241
     Customers' advances                                    87              -
     Other liabilities                                       -            756
                                                     ----------    -----------
             Total current liabilities               $   2,984     $    5,937
                                                     ----------    -----------

Commitments and contingencies

Minority interest in consolidated subsidiary
     Preferred stock, $.10 par value, 1,000
       shares authorized, 60 issued
       and outstanding (redemption amount
       $6,102,110)                                   $       -     $    6,102
                                                     ----------    -----------

              STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 10,000,000
     shares authorized
     Series C issued and outstanding 13,250 and
       700 shares, respectively (redemption
       amount $13,314,399 and $731,222 respectively  $  10,458     $      702
     Series D Preferred stock, 6,000 shares
       issued and outstanding (redemption
       amount $6,102,110)                                    -          5,240
     Series E Preferred stock, 10,580 shares
       issued and outstanding (redemption
       amount $10,582,319)                                   -          3,298
Common stock, $.01 par value, 185,000,000 and
     255,000,000 shares, respectively,
     authorized; issued and outstanding
     133,160,212 and 156,337,316 shares, respectively    1,332          1,563
Additional paid-in-capital                              96,379        107,483
Accumulated deficit                                    (93,521)      (107,704)
Other comprehensive loss:
  Cumulative translation adjustment                        119             45
Stock subscriptions receivable                            (390)        (4,000)
Unearned portion of compensatory stock,
     warrants and options                                    -           (238)
Treasury stock (6,078,065 shares)                            -         (2,963)
                                                     ----------    -----------
               Total stockholders' equity            $  14,377     $    3,426
                                                     ----------    -----------
                                                     $  17,361     $   15,465
                                                     ==========    ===========
See notes to Financial Statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (in thousands, except per share amounts)
                                                                     Years ended December 31,
                                                              1996              1997           1998
                                                           -----------       -----------    -----------
REVENUES:
     Technology licensing fees                             $    1,238        $    3,630     $      802
     Product sales, net                                         1,379             1,720          2,097
     Engineering and development services                         547               368            425
                                                           -----------       -----------    -----------
          Total revenues                                   $    3,164        $    5,718     $    3,324
                                                           -----------       -----------    -----------

COSTS AND EXPENSES:
     Costs of sales                                        $    1,586        $    2,271     $    2,235
     Costs of engineering and development services                250               316            275
     Selling, general and administrative                        4,890             5,217         11,238
     Research and development                                   6,974             6,235          7,220
     Equity in net loss (income) of
      unconsolidated affiliates                                    80                 -              -
     Provision for doubtful accounts                              192               130            232
     Other (income) expense (Note 1)                                -                 -         (3,264)
     Interest expense (includes $1,420 of discounts on
      beneficial conversion feature on convertible
      debt in 1997)                                                45             1,514              9
     Interest income                                              (28)             (117)          (438)
                                                           -----------       -----------    -----------
          Total costs and expenses                         $   13,989        $   15,566     $   17,507
                                                           -----------       -----------    -----------

NET (LOSS)                                                 $  (10,825)       $   (9,848)    $  (14,183)

     Preferred stock dividend requirement                           -             1,623          3,200
     Accretion of difference between carrying amounts
      and redemption amount of redeemable preferred stock           -               285            485
                                                           -----------       -----------    -----------

NET (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS             $  (10,825)       $  (11,756)    $  (17,868)
                                                           ===========       ===========    ===========

Weighted average number of common shares outstanding          101,191           124,101        143,855
                                                           ===========       ===========    ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE                $    (0.11)       $    (0.09)    $    (0.12)
                                                           ===========       ===========    ===========

See notes to Financial Statements

                      NCT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                          (in thousands of dollars)
                                                               1996              1997           1998
                                                           -----------       -----------    -----------

NET (LOSS)                                                 $  (10,825)       $   (9,848)    $  (14,183)

Other comprehensive income/(loss)
  Currency translation adjustment                                  (8)              (23)           (74)
                                                           -----------       -----------    -----------

COMPREHENSIVE (LOSS)                                       $  (10,833)       $   (9,871)    $  (14,257)
                                                           ===========       ===========    ===========

See notes to Financial Statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      (In thousands of dollars and shares)
                                                   Series C           Series D           Series E
                                                  Convertible        Convertible        Convertible
                                                Preferred Stock    Preferred Stock    Preferred Stock          Common Stock
                                               -----------------  -----------------  ----------------     ---------------------
                                               Shares     Amount  Shares     Amount  Shares     Amount      Shares       Amount
                                               -----------------  -----------------  -----------------    ---------------------
Balance at December 31, 1995                        -   $      -       -   $      -       -   $      -       92,829    $    928
Sale of common stock, less  expenses of $245        -          -       -          -       -          -       18,595         186
Shares issued upon exercise of warrants & options   -          -       -          -       -          -          204           2
Net loss                                            -          -       -          -       -          -            -           -
Translation adjustment                              -          -       -          -       -          -            -           -
Restricted shares issued for
 Director's compensation                            -          -       -          -       -          -           20           -
Consulting expense attributable to options          -          -       -          -       -          -            -           -
Retirement of shares related to
 patent acquisition                                 -          -       -          -       -          -          (25)          -
Retirement of shares in settlement
 of employee receivable                             -          -       -          -       -          -           (8)          -
                                               --------------------------------------------------------------------------------
Balance at December 31, 1996                        -   $      -       -   $      -       -   $      -      111,615    $  1,116
  Sale of common stock                              -          -       -          -       -          -        2,857          29
Shares issued upon exercise of warrants & options   -          -       -          -       -          -        1,996          20
Sale of Series C preferred stock,
 less expenses of $1,387                           13     11,863       -          -       -          -            -           -
Discount on beneficial conversion price
 to preferred shareholders                          -     (3,313)      -          -       -          -            -           -
Accretion and amortization of discount on
 beneficial conversion price to
 preferred shareholders                             -      1,908       -          -       -          -            -           -
Sale of subsidiary common  stock,
 less expenses of $65                               -          -       -          -       -          -            -           -
Common stock issued upon conversion of
 convertible debt less expenses of $168             -          -       -          -       -          -       16,683         167
Net loss                                            -          -       -          -       -          -            -           -
Translation adjustment                              -          -       -          -       -          -            -           -
Restricted shares issued for
 Directors' compensation                            -          -       -          -       -          -           10           -
Warrant issued in conjunction
 with convertible debt                              -          -       -          -       -          -            -           -
Compensatory stock options and warrants             -          -       -          -       -          -            -           -
                                               --------------------------------------------------------------------------------
Balance at December 31, 1997                       13   $ 10,458       -   $      -       -          -      133,161       1,332
Shares issued in consideration
 for patent rights                                  -          -       -          -       -          -        1,250          12
Return of shares for subscription receivable        -          -       -          -       -          -            -           -
Conversion of Series C preferred stock,
 less expense of $53                              (12)   (11,726)      -          -       2      1,577       20,665         207
  Discount on beneficial conversion price
   to preferred shareholders                        -          -       -          -       -          -            -           -
  Accretion and amortization of discount on
   beneficial conversion price to
   preferred shareholders                           -      1,970       -          -       -          -            -           -
Offering costs of Series A
 preferred stock in subsidiary                      -          -       -          -       -          -            -           -
  Discount on beneficial conversion price
   to preferred shareholders                        -          -       -          -       -          -            -           -
  Accretion and amortization of
   discount on beneficial conversion price
   to preferred shareholders                        -          -       -          -       -          -            -           -
Sale of Series D preferred stock,
 less expenses of $862                              -          -       6      5,138       -          -            -           -
  Discount on beneficial conversion price
   to preferred shareholders                        -          -       -       (673)      -          -            -           -
  Accretion and amortization of discount on
   beneficial conversion price to
   preferred shareholders                           -          -       -        775       -          -            -           -
Sale of Series E preferred stock                    -          -       -          -       9      4,735            -           -
  Discount on beneficial conversion price
   to preferred shareholders                        -          -       -          -       -     (3,179)           -           -
  Accretion and amortization of discount on
   beneficial conversion price to
   preferred shareholders                           -          -       -          -       -        165            -           -
Exchange of subsidiary common stock
 for parent common stock                            -          -       -          -       -          -        1,135          11
Payment of stock subscription receivable            -          -       -          -       -          -            -           -
Repurchase of common shares                         -          -       -          -       -          -            -           -
Acquisition of Advancel, less expenses of $23       -          -       -          -       -          -            -           -
Other                                               -          -       -          -       -          -            1           -
Net loss                                            -          -       -          -       -          -            -           -
Translation adjustment                              -          -       -          -       -          -            -           -
Restricted shares issued for compensation           -          -       -          -       -          -          125           1
Compensatory stock options and warrants             -          -       -          -       -          -            -           -
                                               --------------------------------------------------------------------------------
Balance at December 31, 1998                        1    $   702       6   $  5,240      11   $  3,298      156,337    $  1,563
                                               ================================================================================
See notes to Financial Statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                  (In thousands of dollars and shares)
                                                   Add'l       Accumu-     Cumulative       Stock           Unearned Portion of
                                                   Paid-In     lated       Translation      Subscription    Compensatory Stock/
                                                   Capital     Deficit     Adjustment       Receivable      Options/Warrants
                                                   ---------  -----------  -----------      ------------    -------------------
Balance at December 31, 1995                       $ 78,667    $ (72,848)    $  150          $   (13)         $       -
Sale of common stock, less  expenses of $245          6,178            -          -               13                  -
Shares issued upon exercise of  warrants & options      102            -          -                -                  -
Net loss                                                  -      (10,825)         -                -                  -
Translation adjustment                                    -            -         (8)               -                  -
Restricted shares issued for
 Director's compensation                                 13            -          -                -                  -
Consulting expense attributable to options               96            -          -                -                  -
Retirement of shares related to
 patent acquisition                                     (26)           -          -                -                  -
Retirement of shares in settlement
 of employee receivable                                  (5)           -          -                -                  -
                                                  -----------------------------------------------------------------------------
Balance at December 31, 1996                       $ 85,025    $ (83,673)    $  142          $     -          $       -
  Sale of common stock                                  471            -          -                -                  -
Shares issued upon exercise of warrants & options     1,115            -          -              (64)                 -
Sale of Series C preferred stock,
 less expenses of $1,387                                  -            -          -                -                  -
Discount on beneficial conversion price
 to preferred shareholders                            3,313            -          -                -                  -
Accretion and amortization of discount on
 beneficial conversion price to
 preferred shareholders                              (1,908)           -          -                -                  -
Sale of subsidiary common  stock,
 less expenses of $65                                 3,573            -          -             (326)                 -
Common stock issued upon conversion of
 convertible debt less expenses of $168               4,714            -          -                -                  -
Net loss                                                  -       (9,848)         -                -                  -
Translation adjustment                                    -            -        (23)               -                  -
Restricted shares issued for
 Directors' compensation                                  2            -          -                -                  -
Warrant issued in conjunction
 with convertible debt                                   34            -          -                -                  -
Compensatory stock options and warrants                  40            -          -                -                  -
                                                  -------------------------------------------------------------------------------
Balance at December 31, 1997                       $ 96,379    $ (93,521)    $  119           $ (390)                 -
Shares issued in consideration
 for patent rights                                      494            -          -                -                  -
Return of shares for subscription receivable              -            -          -               64                  -
Conversion of Series C preferred stock,
 less expense of $53                                  9,889            -          -                -                  -
  Discount on beneficial conversion price
   to preferred shareholders                              -            -          -                -                  -
  Accretion and amortization of discount on
   beneficial conversion price to
   preferred shareholders                            (1,970)           -          -                -                  -
Offering costs of Series A
 Preferred Stock in subsidiary                         (862)           -          -                -                  -
  Discount on beneficial conversion price
   to preferred shareholders                            673            -          -                -                  -
  Accretion and amortization of
   discount on beneficial conversion price
   to preferred shareholders                           (775)           -          -                -                  -
Sale of Series D preferred stock,
 less expenses of $862                                    -            -          -                -                  -
  Discount on beneficial conversion price
   to preferred shareholders                            673            -          -                -                  -
  Accretion and amortization of discount on
   beneficial conversion price to
   preferred shareholders                              (775)           -          -                -                  -
Sale of Series E preferred stock                          -            -          -           (4,000)                 -
  Discount on beneficial conversion price
   to preferred shareholders                          3,179            -          -                -                  -
  Accretion and amortization of discount on
   beneficial conversion price to
   preferred shareholders                              (165)           -          -                -                  -
Exchange of subsidiary common stock
 for parent common stock                                545            -          -                -                  -
Payment of stock subscription receivable                  -            -          -              326                  -
Repurchase of common shares                               -            -          -                -                  -
Acquisition of Advancel, less expenses of $23          (151)           -          -                -                (94)
Other                                                   (48)           -          -                -                  -
Net loss                                                  -      (14,183)         -                -                  -
Translation adjustment                                    -            -        (74)               -                  -
Restricted shares issued for compensation                96            -          -                -                  -
Compensatory stock options and warrants                 301            -          -                -               (144)
                                               --------------------------------------------------------------------------------
Balance at December 31, 1998                       $107,483    $(107,704)    $   45          ($4,000)            $ (238)
                                               ================================================================================
See notes to Financial Statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands of dollars)
                                                                   Treasury Stock
                                                               Shares         Amount            Total
                                                              --------      ---------         ----------
Balance at December 31, 1995                                        -       $      -          $   6,884
Sale of common stock, less  expenses of $245                        -              -              6,377
Shares issued upon exercise of  warrants & options                  -              -                104
Net loss                                                            -              -            (10,825)
Translation adjustment                                              -              -                 (8)
Restricted shares issued for
 Director's compensation                                            -              -                 13
Consulting expense attributable to options                          -              -                 96
Retirement of shares related to
 patent acquisition                                                 -              -                (26)
Retirement of shares in settlement
 of employee receivable                                             -              -                 (5)
                                                              ------------------------------------------
Balance at December 31, 1996                                        -       $      -          $   2,610
  Sale of common stock                                              -              -                500
Shares issued upon exercise of warrants & options                   -              -              1,071
Sale of Series C preferred stock,
 less expenses of $1,387                                            -              -             11,863
Discount on beneficial conversion price
 to preferred shareholders                                          -              -                  -
Accretion and amortization of discount on
 beneficial conversion price to
 preferred shareholders                                             -              -                  -
Sale of subsidiary common  stock,
 less expenses of $65                                               -              -              3,247
Common stock issued upon conversion of
 convertible debt less expenses of $168                             -              -              4,881
Net loss                                                            -              -             (9,848)
Translation adjustment                                              -              -                (23)
Restricted shares issued for
 Directors' compensation                                            -              -                  2
Warrant issued in conjunction
 with convertible debt                                              -              -                 34
Compensatory stock options and warrants                             -              -                 40
                                                             -------------------------------------------
Balance at December 31, 1997                                        -       $      -           $ 14,377
Shares issued in consideration
 for patent rights                                                  -              -                506
Return of shares for subscription receivable                      158            (64)                 -
Conversion of Series C preferred stock,
 less expense of $53                                                -              -                (53)
  Discount on beneficial conversion price
   to preferred shareholders                                        -              -                  -
  Accretion and amortization of discount on
   beneficial conversion price to
   preferred shareholders                                           -              -                  -
Offering costs of Series A
 Preferred Stock in subsidiary                                      -              -               (862)
  Discount on beneficial conversion price
   to preferred shareholders                                        -              -                673
  Accretion and amortization of
   discount on beneficial conversion price
   to preferred shareholders                                        -              -               (775)
Sale of Series D preferred stock,
 less expenses of $862                                              -              -              5,138
  Discount on beneficial conversion price
   to preferred shareholders                                        -              -                  -
  Accretion and amortization of discount on
   beneficial conversion price to
   preferred shareholders                                           -              -                  -
Sale of Series E preferred stock                                2,100           (735)                 -
  Discount on beneficial conversion price
   to preferred shareholders                                        -              -                  -
  Accretion and amortization of discount on
   beneficial conversion price to
   preferred shareholders                                           -              -                  -
Exchange of subsidiary common stock
 for parent common stock                                            -              -                556
Payment of stock subscription receivable                            -              -                326
Repurchase of common shares                                     5,607         (3,292)            (3,292)
Acquisition of Advancel, less expenses of $23                  (1,787)         1,128                883
Other                                                               -              -                (48)
Net loss                                                            -              -            (14,183)
Translation adjustment                                              -              -                (74)
Restricted shares issued for compensation                           -              -                 97
Compensatory stock options and warrants                             -              -                157
                                                            --------------------------------------------
Balance at December 31, 1998                                    6,078       $ (2,963)          $  3,426
                                                            ============================================
See notes to Financial Statements

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              (in thousands of dollars)
                                                                               Years Ended December 31,
                                                                          ---------------------------------
                                                                            1996        1997        1998
                                                                          ---------   ---------   ---------
Cash flows from operating activities
     Net loss                                                             $(10,825)   $ (9,848)   $(14,183)
     Adjustments to reconcile net loss to net cash (used in)
     operating activities:
          Depreciation and amortization                                      1,000         899       1,030
          Common stock options and warrants issued as consideration for:
               Compensation                                                    109          42         301
               Interest on debentures                                            -          51           -
               Convertible debt                                                  -          34           -
          Costs incurred related to convertible debt                             -         211           -
          Common stock retired in settlement of employee
           account receivable                                                   (5)          -           -
          Discount on beneficial conversion feature on convertible debt          -       1,420           -
          Provision for tooling costs and write off                            371         515         151
          Provision for doubtful accounts                                      192         130         232
          Equity in net loss of unconsolidated                                  80           -           -
          Unrealized foreign currency (gain) loss                              (45)          8         (80)
          (Gain) loss on disposition of fixed assets                            83          (4)         34
          Changes in operating assets and liabilities:                           -           -           -
               (Increase) decrease in accounts receivable                       61        (127)       (193)
               (Increase) decrease in license fees receivable                 (150)        (50)          8
               (Increase) decrease in inventories, net of reserves             813        (433)     (1,986)
               (Increase) decrease in other assets                              67         (12)        (12)
               Increase in accounts payable and accrued expenses                55         135       1,816
               Increase (decrease) in other liabilities                        436        (414)         48
                                                                          ---------   ---------   ---------
          Net cash (used in) operating activities                         $ (7,758)   $ (7,443)   $(12,834)
                                                                          ---------   ---------   ---------

Cash flows from investing activities:
     Capital expenditures                                                 $   (186)       (244)       (548)
     Acquisition of patent rights                                                -           -        (822)
     Acquisition of Advancel (net of $100 cash acquired)                         -           -          40
     Acquisition and advances, including $135 of costs (Note 6)                  -           -      (5,134)
     Sale of capital expenditures                                                -          67          46
                                                                          ---------   ---------   ---------
          Net cash (used in) investing activities                         $   (186)   $   (177)   $ (6,418)
                                                                          ---------   ---------   ---------

Cash flows from financing activities:
     Proceeds from:
          Convertible notes (net)                                         $      -    $  3,199    $      -
          Sale of common stock and expenses                                  6,377         500         (51)
          Sale of Series C preferred stock and expenses                          -      11,863         (53)
          Sale of Series D preferred stock                                       -           -       5,138
          Sale of subsidiary Series A preferred stock                            -           -       5,138
          Sale of subsidiary stock and expenses                                  -       3,247         (21)
          Exercise of stock purchase warrants and options                      104       1,071           -
          Collections on subscriptions receivable                                -           -         326
          Purchase of treasury stock                                             -           -      (3,292)
                                                                          ---------   ---------   ---------
          Net cash provided by financing activities                       $  6,481    $ 19,880    $  7,185
                                                                          ---------   ---------   ---------

Effect of exchange rate changes on cash                                   $      -    $    (24)   $     (8)

Net increase (decrease) in cash and cash equivalents                      $ (1,463)   $ 12,236    $(12,075)
Cash and cash equivalents - beginning of period                              1,831         368      12,604
                                                                          ---------   ---------   ---------
Cash and cash equivalents - end of period                                 $    368    $ 12,604    $    529
                                                                          =========   =========   =========
Cash paid for interest                                                    $      4    $      8    $      9
                                                                          =========   =========   =========

See Note 7 for issuance of common stock for patents and acquisitions.
See Note 8 with respect to issuance of securities for compensation.
See notes to Financial Statements.

                       NCT GROUP, INC. AND SUBSIDIARIES
                      NOTES TO THE FINANCIAL STATEMENTS

1.   Background:

   NCT Group, Inc. ("NCT" or the "Company") designs, develops, licenses, produces and distributes electronic systems for Active Wave Management including systems that electronically reduce noise and vibration. The Company's systems are designed for integration into a wide range of products serving major markets in the transportation, manufacturing, commercial, consumer products and communications industries. The Company has begun commercial application of its technology through a number of product lines, including NoiseBuster(R) communications headsets and NoiseBuster Extreme!(TM) consumer headsets, Gekko(TM) flat speakers, flat panel transducers ("FPT(R)"), ClearSpeech(R), microphones, speakers and other products, adaptive speech filters ("ASF"), the ProActive(R) line of industrial/commercial active noise reduction ("ANR") headsets, an aviation headset for pilots, an industrial muffler or "silencer" for use with large vacuums and blowers, quieting headsets for patient use in magnetic resonance imaging ("MRI") machines, and an aircraft cabin quieting system.

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

   The Company has incurred substantial losses from operations since its inception, which have amounted to $107.7 million on a cumulative basis through December 31, 1998 and has negative working capital of $1.2 million at December 31, 1998. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock and preferred stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and engineering and development funds received from joint venture and other strategic partners. As discussed in
Note 3, agreements with joint venture and other strategic partners generally require that a portion of the initial cash flows, if any, generated by the ventures or the alliances be paid on a preferential basis to the Company's co-venturers until the technology licensing fees and engineering and development funds provided to the venture or the Company are recovered.

   Cash and cash equivalents amounted to $0.5 million at December 31, 1998. Management believes that currently available funds will not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees, royalties and product sales and engineering development revenue. Reducing operating expenses and capital expenditure alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development revenue, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales, and engineering and development revenue are not realized, then management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

   In that event that funding from internal sources is insufficient, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies (see Note 8 with respect to recent financing).

   On April 30, 1998, the Company completed the sale of 5.0 million ordinary shares of NXT plc (formerly Verity Group plc ) acquired upon the Company's exercise on April 7, 1998 of the option it held to purchase such shares at a price of 50 pence per share. This option was acquired by the Company in connection with the cross license agreement entered into by the Company, NXT plc and New Transducers Ltd. ("NXT"), a wholly-owned subsidiary of NXT plc. The Company realized a $3.2 million gain from the exercise of such option and the sale of the Verity ordinary shares received therefrom, which is included in other income in 1998.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1998 about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


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

Revenue Recognition:

Product Sales:

   Revenue is recognized when the product is shipped.

Engineering and development services:

   Revenue from engineering and development contracts is recognized and billed as the services are performed. However, revenue from certain engineering and development contracts are recognized as services are performed under the percentage of completion method after 10% of the total estimated costs have been incurred. Under the percentage of completion method, revenues and gross profit are recognized as work is performed based on the relationship between actual costs incurred to total estimated costs at completion. Estimated losses are recorded when identified.

   Revenues recorded under the percentage of completion method amounted to $9,000, zero and $61,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

Technology Licensing Fees:

   Technology licensing fees paid by joint venturers, co-venturers, strategic partners or other licensees which are nonrefundable, are recognized in income upon execution of the license agreement. If any license fee is subject to completion of any performance criteria specified within the agreement, such license fee is deferred until such performance criteria is met. See Note 3 with respect to the license fee recorded by the Company in connection with Ultra Electronics, Ltd.("Ultra") and NXT.

Advertising:

   Advertising costs are expensed as incurred. Expense for years ended December 31, 1996, 1997 and 1998 was $0.5 million, $0.5 million and $1.7 million, respectively.

Cash and cash equivalents:

   The Company considers all money market accounts and highly liquid investments with original maturities of three months or less at the time of purchase (principally comprised of high quality investments in commercial paper) to be cash equivalents.

Inventories:

   Inventories are stated at the lower of cost (average) or market.

   With regard to the Company's assessment of the realizability of inventory, the Company periodically conducts a complete physical inventory, and reviews the movement of inventory on an item by item basis to determine the value of items which are slow moving and obsolete. After considering potential for near term product engineering changes and/or technological obsolescence and current realizability, the Company determines the current need for inventory reserves. After applying the above noted measurement criteria at December 31, 1997, and December 31, 1998, the Company determined that a reserve of $0.5 million for each year was adequate.

Property and Equipment:

   Property and equipment are stated at cost and depreciation is recorded on the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of their useful lives or the related lease term.

Patent Rights:

   Patent rights are stated at cost and are amortized on a straight line basis over the remaining life of each patent (ranging from 1 to 15 years). Amortization expense was $0.4 million, $0.3 million and $0.5 million for 1996, 1997 and 1998, respectively. Accumulated amortization was $1.8 million and $2.3 million at December 31, 1997 and 1998, respectively.

   It is the Company's policy to review the carrying value of its individual patents when events have occurred which could impair the valuation on any such patent.

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

Loss per common share:

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in the year ended December 31, 1997 and has retroactively applied the effects thereof for all periods presented. Accordingly, the presentation of per share information includes calculations of basic and diluted loss per share. The impact on the per share amounts previously reported (primary and fully diluted) was not significant. Except as described below, the per share effects of potential common shares such as warrants, options, and convertible preferred stock have not been included, as the effect would be antidilutive (see Notes 8 and 9).

   The SEC has taken the position that when preferred stock is convertible to common stock at a conversion rate that is the lower of a rate fixed at issuance or a fixed discount from the common stock market price at the time of conversion, the discounted amount is an assured incremental yield, the "beneficial conversion feature", to the preferred shareholders and should be accounted for as an embedded dividend to preferred shareholders. As such, this dividend was recognized in the loss per share calculation.

Concentrations of Credit Risk:

   Financial instruments which potentially subject the Company to concentration of credit risk consist of cash and cash equivalents. The Company primarily holds its cash and cash equivalents in two banks. Deposits in excess of federally insured limits were $0.3 million at December 31, 1998. The Company sells its products and services to original equipment manufacturers, distributors and end users in various industries worldwide. As shown below, the Company's five largest customers accounted for approximately 33.5% of revenues during 1998 and 38.8% of accounts receivable at December 31, 1998. The Company does not require collateral or other security to support customer receivables.

                                          (in thousands of dollars)
                                           As of December 31, 1998,
                                         and for the year then ended
                                       ---------------------------------
                                         Accounts
               CUSTOMER                 Receivable           Revenue
    --------------------------------   -------------      --------------
    VLSI Technology, Inc.                      $---                $285
    TS/2 Inc.                                     9                 275
    STMicroelectronics SA and
        STMicroelectronics S.r.l                246                 246
    Telex Communications, Inc.                  ---                 189
    Cleverdevices Ltd.                           23                 119
    All Other                                   438               2,210
                                       -------------      --------------
                              Total            $716              $3,324
                                       =============      ==============

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

Stock-Based Compensation:

   During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow the Company to either expense the estimated fair value of stock options and warrants or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options or warrants been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option and warrant incentive plans. (See Note 9.)

Reporting Comprehensive Loss:

   During  1998,  the  Company  adopted  Statement  of  Financial   Accounting
Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The provisions for SFAS No. 130 require the Company to report the change in the Company's equity during the period from transactions and events other than those resulting from investments by and distributions to the shareholders.

Segments of an Enterprise and Related Information:

   During 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The provisions of SFAS No. 131 require the Company to disclose the following information for each reporting segment: general information about factors used to identify reportable segments, the basis of organization, and the sources of revenues; information about reported profit or loss and segment assets; and reconciliations of certain reported segment information to consolidated amounts. Please refer to Note 14 and 15 for further information.


3.   Joint Ventures and Other Strategic Alliances:

   The following is a summary of certain of the Company's joint ventures and other strategic alliances as of December 31, 1998.

   The Company and certain of its majority-owned subsidiaries have entered into agreements to establish joint ventures and other strategic alliances related to the design, development, manufacture, marketing and distribution of its electronic systems and products containing such systems. These agreements generally provide that the Company license technology and contribute a nominal amount of initial capital and that the other parties provide substantially all of the funding to support the venture or alliance. This support funding generally includes amounts paid or services rendered for engineering and development. In exchange for this funding, the other party generally receives a preference in the distribution of cash and/or profits from the joint ventures or royalties from these alliances until such time that the support funding (plus an "interest" factor in some instances) is recovered. At December 31, 1998, there were no preferred distributions due to joint venture partners from future profits of the joint ventures.

   Technology licensing fees and engineering and development fees paid by joint ventures to the Company are recorded as income since there is no recourse to the Company for these amounts or any commitment by the Company to fund the obligations of the venture.

   When the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends applying the equity method. The aggregate amount of the Company's share of losses in these joint ventures in excess of the Company's investments which has not been recorded was zero at December 31, 1998. The Company will not be able to record any equity in income with respect to an entity until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded.

   Certain of the joint ventures will be suppliers to the Company and to other of the joint ventures and will transfer products to the related entities based upon pricing formulas established in the agreements. The formula is generally based upon fully burdened cost, as defined in the agreements.

   Total revenues recorded by the Company relating to the joint ventures and alliances, or their principals, for technology licensing fees, engineering and development services and product sales were as follows:



                                               (in thousands of dollars)
                                                Years ended December 31,
                                          -------------------------------------
        Joint Venture/Alliance                 1996         1997         1998
        ----------------------
----------------------------------------  -----------  -----------   ----------
Walker Noise Cancellation Technologies        $   90       $   61       $    -
Ultra Electronics, Ltd.                           62            -           68
Magneti Marelli S.p.A.                            28            -           80
Siemens Medical Systems, Inc.                    319          172          102
Foster/NCT Supply, Ltd.                           10           28            -
AB Electrolux                                     12           34            -
Hoover Universal, Inc.                           713            -            -
OnActive Technologies, LLC                         -            -           75
TS/2 Inc.                                          -            -          275
VLSI Technology, Inc.                              -            -          285
STMicroelectronics S.A. &                          -            -          246
    STMicroelectronics S.r.l
NXT plc                                            -        3,000            -
                                          -----------  -----------   ----------
                 Total                        $1,234       $3,295       $1,131
                                          ===========  ===========   ==========


   Outlined below is a summary of the nature and terms of selected ventures or alliances:

Joint Ventures:

   OnActive Technologies, L.L.C. )"OAT") and the Company entered into an Operating Agreement in December 1995 with Applied Acoustic Research, L.L.C., ("AAR") to design, develop, manufacture, market, distribute and sell flat panel transducers and related components for use in audio applications and audio systems installed in ground based vehicles. Initial capital contributions by the Company and AAR were nominal and neither company was required to make any additional contribution to OAT. In May 1996, the Operating Agreement was amended to include Johnson Controls, Inc.'s ("JCI's) $1.5 million, 15% equity interest in OAT and acquired exclusive rights in the automotive OEM market to certain of the Company's and AAR's related patents for a total of $1.5 million, which was paid 50/50 to the Company and AAR. In connection therewith, the Company recorded a license fee of $750,000 during the year ended December 31, 1996. The Operating Agreement provided that services and subcontracts provided to OAT by the Company, AAR, or JCI (collectively, the "Members"), are to be compensated by OAT at 115% of the Members fully burdened cost. However, during 1996, administrative services required by OAT were provided by the Company and not charged to OAT. During 1996 such services were nominal. As of December 31, 1995 the Company recognized $80,000 of income relating to its share of 1995 profit in OAT. As of December 31, 1996 the Company reversed the $80,000 of income which related to its share of the 1996 loss in OAT. On October 8, 1998, the Members signed a Redemption Agreement, an Amended and Restated License Agreement, a Termination Agreement, and a License Agreement (collectively, the "Termination Agreements") terminating the ownership interest of NCT Audio, a subsidiary of the Company. NCT Audio had its ownership interest in OAT redeemed by OAT in exchange for the rights and licenses granted NCT Audio, under the License Agreement together with a cash payment of seventy-five thousand dollars ($75,000), the discharge of any indebtedness of NCT Audio to OAT, the license to certain technology in accordance with specific terms and limitations set forth in that certain
Aftermarket-TDSS License, and the right to receive 22.5% (twenty-two and one half percent) of all royalties to be paid by JCI, relating to the licensing of that certain proprietary intellectual property of the Company known as Top Down Surround Sound ("TDSS").

Other Strategic Alliances:

     Ultra Electronics Ltd. (formerly Dowty Maritime Limited) and the Company entered into a teaming agreement in May 1993 to collaborate on the design, manufacture and installation of products to reduce noise in the cabins of various types of aircraft. In accordance with the agreement, the Company provided informational and technical assistance relating to the aircraft quieting system and Ultra reimbursed the Company for expenses incurred in connection with such assistance. Ultra was responsible for the marketing and sales of the products. The Company was to supply Ultra with electronic components required for the aircraft quieting system, at a defined cost, to be paid by Ultra.

   In March 1995, the Company and Ultra amended the teaming agreement and concluded a licensing and royalty agreement for $2.6 million and a future royalty of 1.5% of sales commencing in 1998. Under the agreement, Ultra also acquired the Company's active aircraft quieting business based in Cambridge, England, leased a portion of the Cambridge facility and employed certain of the Company's employees.

   Accordingly, the Company recorded $2.6 million as a technology licensing fee relating to the net amount received from above noted amended teaming agreement and the licensing and royalty agreement in the first quarter of 1995. The Company has recognized $68,000 in royalty revenue in 1998.

   New Transducers Ltd.(NXT), a wholly-owned subsidiary of NXT plc (formerly Verity Group PLC ) and the Company executed a cross licensing agreement (the "Cross License") on March 28, 1997. Under terms of the Cross License, the Company licensed patents and patents pending which relate to FPT technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to the Company. In consideration of the license, during the first quarter 1997, NCT recorded a $3.0 million license fee receivable from NXT as well as royalties on future licensing and product revenue. The Company also executed a security deed (the "Security Deed") in favor of NXT granting NXT a conditional assignment in the patents and patents pending licensed to NXT under the Cross License in the event a default in a certain payment to be made by the Company under the Cross License continued beyond fifteen days. Concurrent with the Cross License, the Company and NXT plc executed agreements granting each an option for a four year period commencing on March 28, 1998, to acquire a specified amount of the common stock of the other subject to certain conditions and restrictions. With respect to the Company's option to NXT plc (the "NXT plc Option"), 3.8 million shares of common stock (approximately 3.4% of the then issued and outstanding common stock) of the Company are covered by such option and the Company executed a registration rights agreement (the "Registration Rights Agreement") covering such shares. Five million ordinary shares (approximately 2.0% of the then issued and outstanding ordinary shares) of NXT plc are covered by the option granted by NXT plc to the Company. The exercise price under each option is the fair value of a share of the applicable stock on March 28, 1997, the date of grant. On April 15, 1997, NXT plc, NXT and the Company executed several agreements and other documents (the "New Agreements") terminating the Cross License, the Security Deed, the NXT plc Option and the Registration Rights Agreement and replacing them with new agreements (respectively the "New Cross License", the "New Security Deed", the "New NXT plc Option" and the "New Registration Rights Agreement"). The material changes effected by the New Agreements were the inclusion of NXT plc as a party along with its wholly-owned subsidiary NXT; providing that the license fee payable to NCT could be paid in ordinary shares of NXT plc stock; and reducing the exercise price under the option granted to NXT plc to purchase shares of the Company's common stock to $0.30 per share. The subject license fee was paid to the Company in ordinary shares of NXT plc stock which were subsequently sold by the Company. On September 27, 1997, NXT plc, NXT, NCT Audio and the Company executed several agreements and other documents, terminating the New Cross License and the New Security Deed and replacing them with new agreements (respectively, the "Cross License Agreement dated September 27, 1997" and the "Master License Agreement"). The material changes effected by the most recent agreements were an expansion of the fields of use applicable to the exclusive licenses granted to NXT plc and NXT, an increase in the royalties payable on future licensing and product revenues, cancellation of the New Security Deed covering the patents licensed by the Company, and the acceleration of the date on which the parties can exercise their respective stock purchase option to September 27, 1997. On February 9, 1999 NCT Audio and NXT expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground based vehicles and aircraft sound systems and increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded licensing rights, NCT Audio received $0.5 million license fee. Also on February 9, 1999, NCT Audio and NXT amended the Master License Agreement to include a minimum royalty payment of $160,000 in 1999, to be paid in equal quarterly installments.

     TS/2, Inc. ("TS/2"). On January 23, 1998, NCT Audio entered into an agreement with TS/2. Under the terms of the agreement, NCT Audio granted TS/2 a non-exclusive license to market NCT Audio's Gekko(TM) flat speakers in the pro-audio market. NCT Audio recorded $0.3 million license fee and is entitled to future per-unit revenues on Gekko(TM) products sold by TS/2 into the pro-audio market. NCT Audio recognized $0.4 million in marketing and product development expenses in connection with this agreement.

   VLSI Technology, Inc. ("VLSI"). On February 5, 1998, the Company entered into a license, engineering and royalty agreement with VLSI. Under the terms of the agreement, the Company has granted a non-exclusive license to VLSI for certain patents and patents pending which relate to the Compmay's ClearSpeech(R) technologies. Along with the license, the Company has recorded $0.3 million in related engineering revenue. The Company will recognize royalties on future products sold by VLSI incorporating the ClearSpeech(R) technology.

   STMicroelectronics SA & STMicroelectronics S.r.l ("ST"). On November 16, 1998, Advancel and ST executed a license agreement. Under the terms of the agreement, which included a license fee, a minimum royalty within two years and future per unit royalties, ST licensed Advancel's tiny 2J(TM)for Java(TM)
("t2J-Processor Core") to combine it with its proven secure architecture and advanced nonvolatile memory technology, to offer a new generation of secure microcontrollers for smartcard applications. The t2J-Processor Core is the ideal architecture to accelerate the execution of Javacard(TM)-based smartcard applications such as electronic purse credit/debit card functions, ID cards that provide authorized access to networks and subscriber identification modules that secure certain PCS cellular phones against fraud. Advancel recorded $0.2 million license fee in 1998 and an additional $0.4 million license fee is to be recorded upon making deliverables, along with $0.9 million minimum royalty over two years and $0.9 million research and engineering revenue.


4.   Inventories:

   Inventories comprise the following:

                                                (in thousands of dollars)
                                                      December 31,
                                               ----------------------------
                                                   1997            1998
                                               --------------   -----------

  Components                                   $     514        $    745
  Finished goods                                   1,291           3,083
                                               --------------   -----------
  Gross inventory                              $   1,805        $  3,828
  Reserve for obsolete & slow moving inventory      (472)           (508)
                                               --------------   -----------
  Inventory, net of reserves                   $   1,333        $  3,320
                                               ==============   ===========


5.   Property and Equipment:

   Property and equipment comprise the following:

                                                 (in thousands of
                                                      dollars)
                                Estimated           December 31,
                               Useful Life    -------------------------
                                 (Years)         1997         1998
                               -------------  ------------ ------------

 Machinery and equipment           3-5        $  1,801     $  1,935
 Furniture and fixtures            3-5             869        1,057
 Leasehold improvements            7-10          1,177        1,038
 Tooling                           1-3             670          181
 Other                             5-10             74           60
                                              ------------ ------------
      Gross                                   $  4,591     $  4,271
 Less accumulated depreciation                  (3,447)      (3,274)
                                              ------------ ------------
      Net                                     $  1,144     $    997
                                              ============ ============

   Depreciation expense for the years ended December 31, 1996, 1997 and 1998 was $0.5 million, $ 0.6 million and $0.5 million, respectively.

6.   Other Assets:

   On August 14, 1998, NCT Audio agreed to acquire substantially all of the business assets of Top Source Automotive, Inc. ("TSA"), an automotive original equipment audio system supplier. On June 11, 1998, NCT Audio paid a non-refundable deposit of $1,450,000 towards the purchase price, which is included in other assets. The total cash purchase price is $10,000,000, and up to $6,000,000 in possible future contingent payments to be paid in either NCT Audio common stock or cash, at the seller's election. The transaction is subject to approval of the shareholders of Top Source Technologies, Inc. ("TST"), TSA's parent company. On July 31, 1998, NCT Audio paid TST $2,050,000, to be held in escrow with securities and documentation necessary to represent beneficial ownership of 20% of the total equity rights and interests in TSA, until such time as TST's stockholders approve the sale of the business assets of TSA. Such approval was received on December 15, 1998, and at that time, the $2,050,000 was delivered to TSA. In return, NCT Audio took ownership of the documentation and securities. The Company has the exclusive option to purchase the assets of TSA at any time through March 31, 1999.

   Unaudited summarized financial information of TSA is as follows:


                                   For the Twelve
      (in thousands                 Months Ended
      (of dollars                September 30, 1998
                                 ------------------
      Current assets                  $ 2,050
      Non-current assets                  383
      Current liabilities                 288
      Non-current liabilities               -

      Income statement data:
           Net revenues                10,815
           Gross profit                 3,398
           Net income                     632


   On August 17, 1998, NCT Audio agreed to acquire all of the members' interest in Phase Audio LLC dba Precision Power, Inc. ("PPI"), a supplier of custom automotive audio systems. In consideration, the members of PPI shall receive $2.0 million. NCT Audio also agreed to retire approximately $8.5 million of PPI debt. This acquisition is subject to NCT Audio's receipt of the necessary financing to close the transaction. In addition to the above, on June 17, 1998, NCT Audio provided a working capital loan in the amount of $0.5 million to PPI, which is evidenced by a demand promissory note. On August 18, 1998, NCT Audio provided an additional working capital loan in the amount of $1.0 million to PPI, which is also evidenced by a demand promissory note. The unpaid principal balance of these notes bear interest at a rate equal to the prime lending rate plus one percent (1.0%). The notes aggregating $1.5 million have been included in other assets.

7.   Other Liabilities:

   On June 5, 1998, Interactive Products, Inc. ("IPI") entered into an agreement with the Company granting the Company a license to, and an option to purchase a joint ownership interest in, patents and patents pending which relate to IPI's speech recognition technologies, speech compression technologies and speech identification and verification technology. The aggregate value of the patented technology is $1,250,000, which was paid by a $150,000 cash payment and delivery of 1,250,000 shares of the Company's common stock valued at $0.65625 per share on June 5, 1998. At such time as IPI sells any of such shares, the proceeds thereof will be allocated towards a fully paid-up license fee for the technology rights noted above. In the event that the proceeds from the sale of shares are less than the $1,100,000, the Company will record a liability representing the cash payment due. On July 5, 1998 the Company paid IPI $50,000, which was held in escrow as security for the fulfillment of the Company's obligations, towards the liability. The Company has recorded a liability of $544,000 at December 31, 1998 representing the difference between the payment obligations and the net proceeds from the sale of shares of the Company's common stock received by IPI.

   On September 4, 1998, the Company acquired the issued and outstanding common stock of Advancel Logic Corporation ("Advancel"), a Silicon Valley-based developer of microprocessor cores that execute Sun Microsystems' Java(TM) code. The acquisition was pursuant to a stock purchase agreement dated as of August 21, 1998 (the "Stock Purchase Agreement") among the Company, Advancel and certain shareholders of Advancel (the "Advancel Shareholders"). The consideration for the acquisition of the Advancel common stock consisted of an initial payment of $1.0 million payable by the delivery of 1,786,991 shares of the Company's treasury stock (see Note 8) together with future payments, payable in cash or in common stock of the Company at the election of the Advancel Shareholders (individually, an "earnout payment" and collectively, the "earnout payments") based on Advancel's earnings before interest, taxes, depreciation and amortization (as defined in the Stock Purchase Agreement) for each of the calendar years 1999, 2000, 2001 and 2002 (individually, an "earnout year" and collectively, the "earnout years"). While each earnout payment may not be less than $250,000 in any earnout year, there is no maximum earnout payment for any earnout year or for all earnout years in the aggregate. In connection therewith the Company recorded a $77,000 earnout at December 31, 1998. At December 31, 1998 the Company has a $100,000 note payable to a former employee of Advancel. The note bears interest at a rate of 8.25%, compounded annually and is due in two equal installments on December 1, 1998 and March 1, 1999. Such note is past due.

8.   Common Stock:

Private Placements and Stock Issuances:

   On March 28, 1996, the Company sold 2.0 million shares of its common stock in a private placement with an investor that provided net proceeds to the Company of $0.7 million.

   On April 10, 1996, the Company sold an additional 1.0 million shares, in the aggregate, of its common stock in a private placement with three institutional investors that provided net proceeds to the Company of $0.3 million.
Contemporaneously, the Company sold secured convertible term notes in the aggregate principal amount of $1.2 million to those institutional investors and granted them each an option to purchase an aggregate of $3.45 million of additional shares of the Company's common stock. The per share conversion price under the notes and the exercise price under the options are equal to the price received by the Company for the sale of such 1.0 shares subject to certain adjustments.

   On August 13, 1996, the three institutional investors converted their secured, convertible term notes and exercised their options in full. As a result, the Company issued 13.4 million shares, in the aggregate, of its common stock to such investors, received $3.45 million in cash and effected by conversion to its common stock the payment of the notes together with the accrued interest thereon.

   On August 29, 1996, the Company sold 1.8 million shares of its common stock to a foreign investor, which purchased 4.8 million shares of the Company's common stock in November, 1995. The Company received $0.9 million of net proceeds. The purchaser is subject to certain resale and transfer restrictions with respect to these shares.

   Between January 15, 1997 and March 25, 1997, the Company issued and sold an aggregate amount of $3.4 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement pursuant to Regulation S of the Securities Act of 1933, as amended, (the "Securities Act") to five unrelated investors (the "Investors") through multiple dealers (the "First Quarter 1997 Financing") from which the Company realized $3.2 million of net proceeds. The Debentures were to mature between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's sole option. Subject to certain common stock resale restrictions, the Investors, at their discretion, had the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price was the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. To provide for the above noted conversion and interest payment options, the Company reserved 15 million shares of the Company's common stock for issuance upon such conversion. Subject to certain conditions, the Company also had the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. As of June 6, 1997, the Investors had converted all $3.4 million of the Debentures into 16.5 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock. In conjunction with the Debentures, the Company granted a warrant to purchase 75,000 shares of common stock to one investor. During the year ended December 31, 1997, the Company valued this warrant, using the Black-Scholes pricing model at $34,000 which was expensed as debt discount. The Company recorded a $1.4 million non-cash interest expense attributable to the conversions of the Debentures in the first and second quarters of 1997 as an adjustment during the fourth quarter of 1997. If the shares were issued in lieu of debt at the respective issuance dates of the debt, supplementary basic and diluted net loss per share for the year ended December 31, 1997 would have been a loss of $0.08 per share.

   On July 30, 1997 the Company sold 2.9 million shares, in the aggregate, of its common stock at a price of $0.175 per share in a private placement that provided net proceeds to the Company of $0.5 million.

   On September 4, 1997, the Company transferred $5,000 cash and all of the business and assets of its Audio Products Division as then conducted by the Company and as reflected on the business books and records of the Company to a newly incorporated company, NCT Audio Products, Inc., in consideration for 5,867 shares of NCT Audio common stock whereupon NCT Audio became a wholly-owned subsidiary of the Company. The Company also granted NCT Audio an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to FPT(TM) and FPT(TM) based audio speaker products for all markets for such products excluding (a) markets licensed to or reserved by NXT plc and NXT under the Company's cross licensing agreements with NXT plc and NXT, (b) the ground based vehicle market licensed to OAT, (c) all markets for hearing aids and other hearing enhancing or assisting devices, and
(d) all markets for headsets, headphones and other products performing functions substantially the same as those performed by such products in consideration for a license fee of $3.0 million (eliminated in consolidation) to be paid when proceeds are available from the sale of NCT Audio common stock and on-going future royalties payable by NCT Audio to the Company as provided in such license agreement. In addition, the Company agreed to transfer all of its rights and obligations under its cross licensing agreements with NXT plc and NXT to NCT Audio and to transfer the Company's interest in OAT to NCT Audio, which was then redeemed by OAT on October 8, 1998. (Please refer to Note 3 for further information.)

   Between October 10, 1997 and December 4, 1997 NCT Audio issued 2,145 shares of its common stock (including 533 shares issued to NXT plc) for an aggregate purchase price of $4.0 million in a private placement pursuant to Regulation D under the Securities Act (the "NCT Audio Financing"). NCT Audio has not met certain conditions regarding the filing of a registration statement for NCT Audio common stock. As such, holders of NCT Audio common stock have a right to convert their NCT Audio common stock into a sufficient number of restricted shares of NCT common stock to equal their original cash investment in NCT Audio, plus a 20% discount to market. During 1998, two NCT Audio shareholders have exercised their right to exchange 296 shares of NCT Audio common stock into 1,135,542 shares of NCT common stock under the terms noted above. In connection therewith the Company recorded goodwill of $556,000 which is being amortized over five years.

   Between October 28, 1997 and December 11, 1997, the Company entered into a series of subscription agreements (the "Series C Subscription Agreements") to sell an aggregate amount of $13.3 million of Series C Convertible Preferred Stock (the "Series C Preferred Stock") in a private placement, pursuant to Regulation D of the Securities Act, to 32 unrelated accredited investors through two dealers (the "1997 Series C Preferred Stock Private Placement"). The total 1997 Series C Preferred Stock Private Placement was completed on December 11, 1997. The aggregate net proceeds to the Company of the 1997 Series C Preferred Stock Private Placement were $11.9 million. Each share of the Series C Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series C Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. The shares of Series C Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) the effective date of the Series C Registration Statement; or (ii) ninety (90) days after the date of filing of the Series C Registration Statement. Each share of Series C Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the Series C Conversion Formula as set forth in the agreement using a conversion price equal to the lesser of
(x) 120% of the five (5) day average closing bid price of common stock immediately prior to the closing date of the Series C Preferred Stock being converted or (y) 20% below the five (5) day average closing bid price of common stock immediately prior to the conversion date thereof.

   The conversion terms of the Series C Preferred Stock also provide that in no event shall the average closing bid price referred to in the Series C Conversion Formula be less than $0.625 per share and in no event shall the Company be obligated to issue more than 26.0 million shares of its common stock in the aggregate in connection with the conversion of the Series C Preferred Stock. Accordingly, 26.0 million shares of common stock which could be issuable upon conversion of the Series C Preferred Stock are included in the offering to which the prospectus relates. Under the terms of the Series C Subscription Agreements, the Company may be subject to a penalty if the Series C Registration Statement is not declared effective within one hundred twenty (120) days after the first closing of any incremental portion of the offering of Series C Preferred Stock, such penalty to be in an amount equal to one and one half percent (1.5%) per month of the aggregate amount of Series C Preferred Stock sold in the offering up to a maximum of ten percent (10%) of such aggregate amount. The Series C Subscription Agreements also provide that for a period commencing on the date of the signing of the Series C Subscription Agreements and ending ninety (90) days after the closing of the offering the Company will be prohibited from issuing any debt or equity securities other than Series C Preferred Stock, and that the Corporation will be required to make certain payments in the event of its failure to effect conversion in a timely manner or in the event it fails to reserve sufficient authorized but unissued common stock for issuance upon conversion of the Series C Preferred Stock. As of December 31, 1998, 10,850 shares of Series C Preferred Stock have been converted to 20,665,000 shares of NCT common stock.

   During 1998, the Board of Directors authorized the issuance of a total of 125,000 shares of the Company's common stock to an employee, two directors and a consultant in connection with their services to the Company. The Company valued these shares at $97,000, representing the fair value on the date of issuance.

   On July 15, 1998 the Company transferred $5,000 and all of the business and assets of its Hearing Products Division as then conducted by the Company and as reflected on the business books and records of the Company to a newly incorporated subsidiary company, NCT Hearing Products, Inc. ("NCT Hearing") in consideration for 6,400 shares of NCT Hearing common stock whereupon NCT Hearing became a wholly-owned subsidiary of the Company. The Company also granted NCT Hearing an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to Hearing Products in consideration for a license fee of $3.0 million (eliminated in consolidation) to be paid when proceeds are available from the sale of NCT Hearing common stock and running royalties payable with respect to NCT Hearing's sales of products incorporating the licensed technology and its sublicensing of such technology. It is anticipated that NCT Hearing will issue additional shares of its common stock in transactions exempt from registration in order to raise additional working capital.

   On July 27, 1998, the Company entered into subscription agreements (the "Series D Subscription Agreements") to sell 6,000 shares of the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock") having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act of 1933, as amended (respectively "Regulation D" and the "Securities Act"), to six unrelated accredited investors through one dealer (the "1998 Series D Preferred Stock Private Placement. The sale of 6,000 shares of Series D Preferred Stock having an aggregate $6.0 million stated value was completed on August 6, 1998. $5.2 million net proceeds were received by the Company from the 1998 Series D Preferred Stock Private Placement. Each share of the Series D Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series D Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. Under the terms of the Series D Subscription Agreements, the Company is required to file a registration statement ("the Series D Registration Statement") covering the resale of all shares of common stock of the Company issuable upon conversion of the Series D Preferred Stock then outstanding within sixty (60) days after the completion of the 1998 Series D Preferred Stock Private Placement (respectively, the "Series D Filing Date" and the "Series D Closing Date"). The shares of Series D Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) ninety (90) days after the Series D Closing Date; (ii) five (5) days after the Company receives a "no review" status from the SEC in connection with the Series D Registration Statement; or (iii) the effective date of the Series D Registration Statement. The Series D Registration Statement became effective on October 30, 1998, and shares of Series D Preferred Stock became convertible on that date. Each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the Series D Conversion Formula as set forth in the agreement using a conversion price equal to the lesser of (x) 120% of the five (5) day average closing bid price of common stock immediately prior to the closing date of the Series D Preferred Stock being converted or (y) 20% below the five (5) day average closing bid price of common stock immediately prior to the conversion date thereof.

     The conversion terms of the Series D Preferred Stock also provide that in no event shall the conversion price referred to in the Series D Conversion Formula be less than $0.50 per share and in no event shall the Company be obligated to issue more than 12,000,000 shares of its common stock in the aggregate in connection with the conversion of the 6,000 shares of Series D Preferred Stock issued under the 1998 Series D Preferred Stock Private Placement. The Series D Subscription Agreements also provide that the Company will be required to make certain payments in the event of its failure to effect conversion in a timely manner. Including shares of common stock issued for accretion, as of March 12, 1999, all shares of Series D Preferred Stock have been converted to 12,273,685 shares of NCT common stock.

   On July 27, 1998, NCT Audio entered into subscription agreements (the "NCT Audio Subscription Agreements") to sell 60 shares of NCT Audio's Series A Convertible Preferred Stock ("NCT Audio Series A Preferred Stock") having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer (the "1998 NCT Audio Series A Preferred Stock Private Placement"). The sale of 60 shares of NCT Audio Series A Preferred Stock having an aggregate $6.0 million stated value was completed on August 17, 1998. NCT Audio received net proceeds of $5.2 million from the 1998 NCT Audio Series A Preferred Stock Private Placement. Each share of the NCT Audio Series A Preferred Stock has a par value of $.10 per share and a stated value of one hundred thousand dollars ($100,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of NCT Audio Series A Preferred Stock is convertible into fully paid and nonassessable shares of NCT Audio's common stock subject to certain limitations. Under the terms of the NCT Audio Subscription Agreements NCT Audio is required to file a registration statement ("NCT Audio Registration Statement") covering the resale of all shares of common stock of NCT Audio issuable upon conversion of the NCT Audio Series A Preferred Stock then outstanding by a date (the "Series A Filing Deadline") which is not later than thirty (30) days after the Company becomes a "reporting company" under the Exchange Act. The shares of NCT Audio Series A Preferred Stock become convertible into shares of NCT Audio common stock at any time after the date the Company becomes a "reporting company" under the Exchange Act. Each share of Series A Preferred Stock is convertible into a number of shares of common stock of NCT Audio as determined in accordance with the Series A Conversion Formula as set forth in the agreement using a conversion price equal to the lesser of (x) 120% of the five (5) day average closing bid price of common stock immediately prior to the closing date of the Series A Preferred Stock being converted or (y) 20% below the five (5) day average closing bid price of common stock immediately prior to the conversion date thereof.

     The conversion terms of the NCT Audio Series A Preferred Stock also provide that in the event that NCT Audio has not become a "reporting company" under the Exchange Act by December 31, 1998, or the NCT Audio Registration Statement has not been declared effective by the SEC by December 31, 1998, the holder shall be entitled to exchange each share of NCT Audio Series A Preferred Stock for 100 shares of the Company's Series D Convertible Preferred Stock and thereafter shall be entitled to all rights and privileges of a holder of the Company's
Series D Preferred Stock. As of December 31, 1998, no NCT Audio Series A Preferred Stock shareholders have exercised their right to exchange NCT Audio Series A Preferred Stock into the Company's Series D Convertible Preferred Stock.

   On July 29, 1998, the Company initiated a plan to repurchase from time to time up to 10 million shares of the Company's common stock in the open market pursuant to Rule 10b-18 under the Exchange Act or through block trades. As of December 31, 1998, the Company had repurchased 5,607,100 shares of the Company's common stock at per share prices ranging from $0.3438 to $0.6563. The stock repurchase program was terminated on December 30, 1998.

   On September 4, 1998, the Company acquired the issued and outstanding common stock of Advancel. The acquisition was pursuant to the Stock Purchase Agreement. The consideration for the acquisition of the Advancel common stock consisted of an initial payment of $1.0 million payable by the delivery of 1,786,991 shares of the Company's treasury stock together with future payments, payable in cash or in common stock of the Company at the election of the Advancel Shareholders based on Advancel's earnings before interest, taxes, depreciation and amortization for each of the calendar years 1999, 2000, 2001 and 2002. While each earnout payment may not be less than $250,000 in any earnout year, there is no maximum earnout payment for any earnout year or for all earnout years in the aggregate. To determine the number of shares of the Company's common stock issuable in connection with an earnout payment, each earnout payment is to be calculated using the average of the closing prices of the Company's common stock for each of the twenty (20) business days following the 21st day after the release of Advancel's audited year-end financials for an earnout year. At that time, Advancel Shareholders will elect to receive payment in cash or common stock of the Company. In the event that the Company is unable to maintain the registration statement covering the resale of 1,786,991 shares effective for at least thirty (30) days, each Advancel Shareholder shall have the right, until April 15, 1999, to have the Company redeem up to one-third of the initial payment shares acquired by such Advancel Shareholder by paying in cash therefor a sum calculated by using the formula used to determine the number of shares of the Company's common stock to be delivered in payment of the initial payment of $1.0 million. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values as follows:

   Asset acquired and liabilities assumed:

       Current assets                                          $   368,109
       Property, plant and equipment                                 4,095
       Goodwill                                                  1,018,290
       Other assets                                                 13,486
       Current liabilities                                        (485,040)
       Unearned portion of compensatory stock                      141,251
                                                               -----------
       Cost of acquisition (including expenses of $60,191)     $ 1,060,191
                                                               ===========

   The acquisition has been accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the accounts of Advancel from the date of acquisition. Goodwill on acquisition is being amortized over five years.

     At the Annual Meeting of Stockholders held on October 20, 1998, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 185 million to 255 million shares. Such action was deemed by the Board of Directors to be in the best interest of the Company to make additional shares of the Company's common stock available for an increase in the number of shares of common stock covered by the NCT Group, Inc. Stock Incentive Plan ("1992 Plan") pursuant to an amendment of the 1992 Plan approved by the stockholders at such Annual Meeting, and for acquisitions, public or private financings involving common stock or preferred stock or other securities convertible to common stock, stock splits and dividends, present and future employee benefit programs and other corporate purposes.

   On November 24, 1998, the Company paid $1,000 in consideration for a wholly-owned subsidiary, DistributedMedia.com ("DMC"). DMC was formed to develop, install, and provide an audio/visual advertising medium within commercial/professional settings.

   On December 30, 1998, the Company entered into a series of subscription agreements (the " Series E Subscription Agreements") to sell an aggregate stated value of up to $8.2 million of Series E Convertible Preferred Stock (the "
Series E Preferred Stock") in consideration of $4.0 million, in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer (the "1998 Series E Preferred Stock Private Placement). The sale of 8,145 shares of Series E Preferred Stock having an aggregate $8.1 million stated value was completed on March 12, 1999. The Company received net proceeds of $1.8 million from the 1998 Series E Preferred Stock Private Placement through March 24, 1999. In addition to the above noted Series E Subscription Agreements, the Company issued and sold an aggregate amount of $1.7 million of Series E Preferred Stock to three accredited investors through the above noted dealer, in exchange for an aggregate stated value of $1.7 million of the Company's Series C Preferred Stock held by the three accredited investors. The Company also issued and sold an aggregate amount of $0.7 million of Series E Preferred Stock to four accredited investors through the above noted dealer, in exchange and consideration for an aggregate of 2.1 million shares of the Company's common stock held by the four accredited investors. Each share of the Series E Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series E Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. Under the terms of the Series E Subscription Agreements the Company is required to file a registration statement ("the Series E Registration Statement") on (i) Form S-3 on or prior to the date which is no more than sixty (60) days from the date that the Company has issued a total of 7,438 shares of Series E Preferred Stock if filed or (ii) Form S-1 on or prior to a date which is no more than ninety (90) days from the date that the Company has issued a total of 7,438 shares of Series E Preferred Stock, covering the resale of all of the Registrable Securities. The shares of Series E Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) ninety (90) days after the Series E Closing Date; (ii) five (5) days after the Company receives a "no review" status from the SEC in connection with the Registration Statement; or (iii) the effective date of the Series E Registration Statement. Each share of Series E Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the Series E Conversion Formula as set forth in the agreement using a conversion price equal to the lesser of (x) 120% of the five (5) day average closing bid price of common stock immediately prior to the closing date of the Series E Preferred Stock being converted or (y) 20% below the five (5) day average closing bid price of common stock immediately prior to the conversion date thereof.

   The conversion terms of the Series E Preferred Stock also provide that in no event shall the Company be obligated to issue more than 30,000,000 shares of its common stock in the aggregate in connection with the conversion of the 10,580 shares of Series E Preferred Stock issued under the 1998 Series E Preferred Stock Private Placement. The Series E Subscription Agreements also provide that the Company will be required to make certain payments in the event of its failure to effect conversion in a timely manner. As of December 31, 1998, no shares of Series E Preferred Stock have been converted into NCT common stock.

   In connection with the Series E Preferred Stock, the Company may be obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such obligation will be triggered in the event that the Company issues 30,000,000 shares on conversion of Series E Preferred Stock.

   Common Shares available for common stock options, warrants and convertible securities:

   At December 31, 1998, the aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants was 30.6 million shares (see Note 9), and the aggregate number of shares of common stock required to be reserved for issuance upon conversion of issued and outstanding shares of Series C Convertible Preferred Stock was 1.5 million shares. The Company also has reserved 15.4 million shares of common stock for issuance to certain holders of NCT Audio common stock upon their exercise of certain rights to exchange their shares of NCT Audio common stock for shares of the Company's common stock, 3.9 million shares of common stock for the exercise of The New NXT, plc option, 26.0 million shares of common stock for issuance upon the conversion of the 1998 Series D Preferred Stock Private Placement and 30.0 million shares of common stock for issuance upon the conversion of the 1998 Series E Preferred Stock Private Placement. At December 31, 1998, the number of shares available for the exercise of options and warrants was 39.4 million and of the outstanding options and warrants, options and warrants to purchase 22.6 million shares were currently exercisable. Common shares issued and issuable exceed the number of shares authorized at December 31, 1998. However, should shares of common stock issued reach the authorized limit, shares in excess of the limit will be borrowed from the 1992 Plan.

   Stock subscription receivable:

   The $0.4 million stock subscription receivable at December 31, 1997 represents a receivable of $0.1 million due from a director, which was paid with 157,956 shares of NCT common stock in 1998, and a $0.3 million receivable from the escrow agent for the NCT Audio financing which was paid on June 30, 1998.

   The $4.0 million subscription receivable at December 31, 1998 represents a receivable due from the Series E Subscription Agreements. Net proceeds to the Company as of March 24, 1999 was $1.8 million.

9.   Common Stock Options and Warrants:

   The Company applies APB 25 in accounting for its various employee stock option incentive plans and warrants and, accordingly, recognizes compensation expense as the difference, if any, between the market price of the underlying common stock and the exercise price of the option on the date of grant. The effect of applying SFAS No. 123 on 1996, 1997 and 1998 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future periods due to, among other factors, (i) the vesting period of the stock options and (ii) the fair value of additional stock option grants in future periods. If compensation expense for the Company's stock option plans and warrants had been determined based on the fair value of the options or warrants at the grant date for awards under the plans in accordance with the methodology prescribed under SFAS No. 123, the Company's net loss would have been $12.8 million, $15.8 million and $19.0 million, or $(0.13), $(0.14) and $(0.16) per share in 1996, 1997 and 1998, respectively. The fair value of the options and warrants granted in 1996, 1997 and 1998 are estimated in the range of $0.48 to $0.58, $0.16 to $4.07 and $0.24 to $0.81 per share, respectively, on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield 0%, volatility of 1.225, 1.289 and 1.307 in 1996, 1997 and 1998, respectively, risk free interest rates in the range of 5.05% to 6.50%, 5.79% to 6.63% and 5.28% to 5.55% for 1996, 1997 and 1998, respectively, and expected life of 3 years. The weighted average fair value of options granted during 1996, 1997 and 1998 are estimated in the range of $0.49, $0.13 to $0.58, and $0.53 per share, respectively also using the Black-Scholes option-pricing model.

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

   Information with respect to 1987 Plan activity is summarized as follows:

                                    Years Ended December 31,
                       ------------------------------------------------------------------
                               1996                  1997                     1998
                       ------------------------------------------------------------------
                                   Weighted               Weighted              Weighted
                                   Average                Average               Average
                                   Exercise               Exercise              Exercise
                       Shares      Price      Shares      Price       Shares    Price
                       ------------------------------------------------------------------
Outstanding at
beginning of year      1,540,000    $0.56     1,500,000    $0.54      1,350,000  $0.51
Options granted                -        -     1,350,000    $0.51              -      -
Options exercised              -        -             -        -              -      -
Options canceled,
expired or forfeited     (40,000)   $1.31    (1,500,000)   $0.54              -      -
                       ----------            -----------             ----------
Outstanding at end of
year                   1,500,000    $0.54     1,350,000    $0.51      1,350,000  $0.51
                       ==========            ===========              =========
Options exercisable
at year-end            1,500,000    $0.54     1,350,000    $0.51      1,350,000  $0.51
                       ==========            ===========              =========

   As of December 31, 1998, options for the purchase of 217,821 shares were available for future grant under the 1987 Plan.

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

   Information with respect to non-plan stock option activity is summarized as follows:

                                       Years Ended December 31,
                       ---------------------------------------------------------------
                             1996                  1997                  1998
                       ---------------------------------------------------------------
                                  Weighted              Weighted              Weighted
                                  Average               Average               Average
                                  Exercise              Exercise              Exercise
                       Shares     Price       Shares    Price       Shares    Price
                       ---------------------------------------------------------------
Outstanding at
beginning of year       403,116   $1.04        372,449  $1.08      4,319,449  $0.36
Options granted               -       -      7,844,449  $0.41              -      -
Options exercised       (26,667)  $0.50              -      -              -      -
Options canceled,
expired or forfeited     (4,000)  $1.33     (3,897,449) $0.53              -      -
                        -------              ---------            ---------
Outstanding at end of
year                    372,449   $1.08      4,319,449  $0.36     4,319,449   $0.36
                        =======              =========            =========

Options exercisable
at year-end             370,449   $1.07      4,319,449  $0.36     4,319,449   $0.36
                        =======              =========            =========

   On October 6, 1992, the Company adopted a stock option plan as amended, the 1992 Plan, for the granting of options to purchase up to 10,000,000 shares of common stock to officers, employees, certain consultants and certain directors. The exercise price of all 1992 Plan options must be at least equal to the fair market value of such shares on the date of the grant and 1992 Plan options are generally exercisable over a five to ten year period as determined by the Board of Directors. Vesting of 1992 Plan options varies from (i) fully vested at the date of grant to (ii) multiple year apportionment of vesting as determined by the Board of Directors. On October 20, 1998, the stockholders approved an amendment to the 1992 Plan to increase the aggregate number of shares of common stock reserved for grants of restricted stock and grants of options to purchase shares of common stock to 30,000,000 shares. The 1992 Plan was also amended to eliminate the automatic grant of 75,000 shares of the Company's common stock upon a new director's initial election to the Board of Directors and to eliminate the automatic grant of 5,000 shares of the Company's common stock to each non-employee director for services as a director of the Company for each subsequent election.

   Information with respect to 1992 Plan activity is summarized as follows:

                                           Years Ended December 31,
                       -------------------------------------------------------------------
                                1996                  1997                    1998
                       --------------------------------------------------------------------
                                    Weighted               Weighted               Weighted
                                    Average                Average                Average
                                    Exercise               Exercise               Exercise
                           Shares   Price        Shares    Price        Shares    Price
                       --------------------------------------------------------------------
Outstanding at
beginning of year      4,004,248    $1.00      6,022,765   $0.86     9,029,936    $0.72
Options granted        2,156,500    $0.67      4,652,222   $0.55    21,989,000    $0.69
Options exercised       (33,533)    $0.75     (1,141,795)  $0.64        (1,561)   $0.27
Options canceled,
expired or forfeited   (104,450)    $1.37       (503,256)  $0.99   (11,185,554)   $1.03
                      ---------                ---------            ----------
Outstanding at end of
year                  6,022,765     $0.86      9,029,936   $0.72    19,831,821    $0.52
                      =========                =========            ==========

Options exercisable
at year-end           5,835,265     $0.86      6,592,436   $0.73    12,053,571    $0.60
                      =========                =========            ==========

   As of December 31, 1998, options for the purchase of 8,515,776 shares were available for future grants of restricted stock awards and for options to purchase common stock under the 1992 Plan.

   On November 15, 1994, the Board of Directors adopted the Noise Cancellation Technologies, Inc. Option Plan for Certain Directors (the "Directors Plan"), as amended. Under the Directors Plan 821,000 shares have been approved by the Board of Directors for issuance. The options granted under the Directors Plan have exercise prices equal to the fair market value of the Common Stock on the grant dates, and expire five years from date of grant. Options granted under the Directors Plan are fully vested at the grant date.

   Information with respect to Directors Plan activity is summarized as follows:

                                         Years Ended December 31,
                       -------------------------------------------------------------------
                               1996                 1997                    1998
                       -------------------------------------------------------------------
                                   Weighted             Weighted                 Weighted
                                   Average              Average                  Average
                                   Exercise             Exercise                 Exercise
                          Shares   Price      Shares    Price        Shares      Price
                       -------------------------------------------------------------------
Outstanding at
beginning of year        821,000   $0.73      746,000   $0.73        746,000     $0.73
Options granted                -       -            -       -              -         -
Options exercised              -       -            -       -              -         -
Options canceled,
expired or forfeited     (75,000)  $0.75            -       -              -         -
                        --------              -------                -------
Outstanding at end of
year                     746,000   $0.73      746,000   $0.73        746,000     $0.73
                        ========              =======                =======
Options exercisable
at year-end              746,000   $0.73      746,000   $0.73        746,000     $0.73
                        ========              =======                =======

   As of December 31, 1998, there were 75,000 options for the purchase of shares available for future grants under the Directors Plan.

   The following information summarizes information about the Company's stock options outstanding at December 31, 1998:


                                                 Options Outstanding               Options Exercisable
                                        ------------------------------------     -----------------------
                                                         Weighted
                                                         Average
                                                         Remaining    Weighted                   Weighted
                                                         Contractual  Average                    Average
                    Range of              Number         Life         Exercise     Number        Exercise
      Plan          Exercise Price        Outstanding    (In Years)   Price        Exercisable   Price
----------------    --------------        -----------    -----------  --------     -----------   --------

1987 Plan           $0.50 to $0.63         1,350,000        0.18        $0.51       1,350,000     $0.51
Non-Plan            $0.27 to $5.09         4,319,449        3.14        $0.36       4,319,449     $0.36
1992 Plan           $0.22 to $4.00        19,831,821        6.83        $0.52      12,053,571     $0.60
Director's Plan     $0.66 to $0.75           746,000        0.88        $0.73         746,000     $0.73


Warrants:

   The Company's warrants are granted from time to time at the discretion of the Board of Directors. The exercise price of all warrants generally must be at least equal to the fair market value of such shares on the date of grant. Warrants are generally exercisable over a five to ten year period as determined by the Board of Directors. Warrants generally vest on the grant date.

   Information with respect to warrant activity is summarized as follows:

                                               Years Ended December 31,
                      ------------------------------------------------------------------------
                                  1996                    1997                   1998
                      ------------------------------------------------------------------------
                                      Weighted                Weighted               Weighted
                                      Average                 Average                Average
                                      Exercise                Exercise               Exercise
                          Shares      Price       Shares      Price       Shares     Price
                      ------------------------------------------------------------------------
Outstanding at
beginning of year       4,032,541     $0.71     3,888,539     $0.72     3,146,920    $0.81
Warrants granted                -         -     2,846,923     $0.76     1,588,164    $0.92
Warrants exercised       (144,002)    $0.45      (854,119)    $0.41             -        -
Warrants canceled,
expired or forfeited            -         -    (2,734,423)    $0.75      (362,400)   $1.16
                        ---------               ---------               ---------
Outstanding at end
of year                 3,888,539     $0.72     3,146,920     $0.81     4,372,684    $0.82
                        =========               =========               =========

Warrants exercisable
at year-end             3,888,539     $0.72     3,146,920     $0.81     4,172,684    $0.86
                      =========          ========          ========

   The following table summarizes information about warrants outstanding at December 31, 1998:




                              Warrants Outstanding                Warrants Exercisable
                    ----------------------------------------    ------------------------
                                      Weighted
                                      Average
                                      Remaining     Weighted                    Weighted
                                      Contractual   Average                     Average
Range of            Number            Life          Exercise    Number          Exercise
Exercise Price      Outstanding       (In Years)    Price       Exercisable     Price
--------------      -----------       -----------   --------    -----------     --------
$0.50 to $4.00       4,372,684           2.02        $0.82       4,172,684       $0.86

10.  Related Parties:

   Environmental Research Information, Inc.

   In 1989, the Company established a joint venture with Environmental Research Information, Inc., ("ERI") to jointly develop, manufacture and sell (i) products intended for use solely in the process of electric power generation, transmission and distribution and which reduce noise and/or vibration resulting from such process, (ii) personal quieting products sold directly to the electric utility industry and (iii) products that reduce noise and/or vibration emanating from fans and fan systems (collectively, "Power and Fan Products"). In 1991, in connection with the termination of this joint venture, the Company agreed, among other things, during the period ending February 1996, to make payments to ERI equal to (i) 4.5% of the Company's sales of Power and Fan Products and (ii) 23.75% of fees derived by the Company from its license of Power and Fan Products technology, subject to an overall maximum of $4,500,000. Michael J. Parrella, President of the Company, was Chairman of ERI at the time of both the establishment and termination of the joint venture and owns approximately 12% of the outstanding capital of ERI. In addition, Jay M. Haft, Chairman of the Board of Directors of the Company, shares investment control over an additional 24% of the outstanding capital of ERI. During the fiscal year ended December 31, 1998, the Company was not required to make any such payments to ERI under these agreements.

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

   For the years ended December 31, 1996, 1997 and 1998 the Company was not required to pay any commissions to QSI under any of these Marketing Agreements.

   The Company has also entered into a Teaming Agreement with QSI under which each party agrees to be responsible for certain activities relating to transformer quieting system development projects to be undertaken with utility companies. Under this Teaming Agreement, QSI is entitled to receive 19% of the amounts to be received from participating utilities and the Company is entitled to receive 81%. During the fiscal year ended December 31, 1996, 1997 and 1998 no payments were required to be made to QSI.

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

   On May 21, 1996, the Company and QSI entered into another letter agreement extending the time by which the payments from QSI to the Company under the April 1995 letter agreement described above were to be made. Under the letter the payment of certain arrearages in the payment of the exclusivity fee was to be made not later than June 15, 1996, with the balance continuing to be payable by monthly payments of $8,333 as provided in the May 1995 letter agreement. In addition, the payment of the other indebtedness owed by QSI to the Company was to be paid by a payment of $25,000 at the time QSI obtained certain anticipated financing with the balance paid by monthly payments of $15,000 each. Default in QSI's timely payment of any of the amounts specified in the May 21, 1996 letter agreement was to cause the immediate termination of the Master Agreement and all rights granted to QSI thereunder.

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

   As of December 31, 1998, QSI owes the Company $239,000, which is fully reserved, for the exclusivity fee, rent and engineering services.

   Other Parties

   The President and Chief Executive Officer, who is also a stockholder of the Company, receives an incentive bonus equal to 1% of the cash received by the Company upon the execution of agreements or other documentation evidencing transactions with unaffiliated parties. For the year ended December 31, 1997 and 1998, approximately $243,000 and $206,000 was incurred in connection with this arrangement.

   During 1996, 1997 and 1998, the Company purchased $0.6 million, $0.7 million and $0.2 million, respectively, of products from its various manufacturing joint venture entities.


11.  Income Taxes:

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

   At December 31, 1998, the Company had available net operating loss carryforwards of approximately $85.8 million and research and development credit carryforwards of $1.6 million for federal income tax purposes which expire as follows:

                              (in thousands of dollars)
                                              Research and
                           Net Operating      Development
                Year          Losses            Credits
                          ----------------   ---------------
                1999                $ 151              $  --
                2000                  129                 --
                2001                  787                 --
                2002                2,119                 --
                2003                1,974                 --
                2004                1,620                 --
                2005                3,870                141
                2006                1,823                192
                2007                6,866                118
                2008               13,456                321
                2009               16,293                413
                2010                9,415                 61
                2011                9,051                 67
                2012                4,902 (1)            267
                2018               13,314 (2)
                          ----------------   ----------------
               Total              $85,770             $1,580
                          ================   ================

   (1) Includes approximately $1.2 million net operating loss relating to NCT Audio Products, Inc.
   (2) Includes approximately $4.4 million net operating loss relating to NCT Audio Products, Inc.

   The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance of $3.3 million, $3.0 million and $1.4 million in 1996, 1997 and 1998, respectively.

   The types of temporary differences that give rise to significant portions of the deferred tax assets and the federal and state tax effect of those differences as well as federal net operating loss and research and development credit at December 31, 1997 and 1998 were as follows:

                                           (in thousands of
                                               dollars)
                                        ------------------------
                                           1997          1998
                                        ---------     ----------
   Accounts receivable                  $    207      $     157
   Inventory                                 191            173
   Property and equipment                     68             68
   Accrued expenses                           69             65
   Stock compensation                      2,698          2,711
   Other                                     299            349
                                        ---------     ----------
      Total temporary differences       $  3,532      $   3,523
   Federal net operating losses           26,149         27,258
   Federal research and development
   credits                                 1,313          1,580
                                        ---------     ----------
                                        $ 30,994      $  32,361
   Less: Valuation allowance             (30,994)       (32,361)
                                        ---------     ----------
      Deferred taxes                    $      -              -
                                        =========     ==========


12.  Litigation:

   On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunale di Milano, Milano, Italy. The suit requests the Court to award judgment in favor of Mr. Valerio as follows: (i) establish and declare that a proposed independent sales representation agreement submitted to Mr. Valerio by the Company and signed by Mr. Valerio but not executed by the Company was made and entered into between Mr. Valerio and the Company on June 30, 1992; (ii) declare that the Company is guilty of breach of contract and that the purported agreement was terminated by unilateral and illegitimate withdrawal by the Company; (iii) order the Company to pay Mr. Valerio $30,000 for certain amounts alleged to be owing to Mr. Valerio by the Company; (iv) order the Company to pay commissions to which Mr. Valerio would have been entitled if the Company had followed up on certain alleged contacts made by Mr. Valerio for an amount to be assessed by technicians and accountants from the Court Advisory Service; (v) order the Company to pay damages for the harm and losses sustained by Mr. Valerio in terms of loss of earnings and failure to receive due payment in an amount such as shall be determined following preliminary investigations and the assessment to be made by experts and accountants from the Court Advisory Service and in any event no less than 3 billion Lira; and (vi) order the Company to pay damages for the harm done to Mr. Valerio's image for an amount such as the judge shall deem equitable and in any case for no less than 500 million Lira. The Company has retained the Italian law firm Verusio e Cosmelli, Giovanni Verusio, Esq., a member of that firm, as special litigation counsel to the Company in its defense of this suit. On March 6, 1996, the Company, through its Italian counsel, filed a brief of reply with the Tribunal of Milan setting forth the Company's position that: (i) the Civil Tribunal of Milan is not the proper venue for the suit, (ii) Mr. Valerio's claim is groundless since the parties never entered into an agreement, and (iii) because Mr. Valerio is not enrolled in the official Register of Agents, under applicable Italian law Mr. Valerio is not entitled to any compensation for his alleged activities. . A preliminary hearing before the Tribunal was held on May 30, 1996, certain pretrial discovery has been completed and a hearing before a Discovery Judge was held on October 17, 1996. Submission of the parties' final pleadings were to be made in connection with the next hearing which was scheduled for April 3, 1997. On April 3, 1997, the Discovery Judge postponed this hearing to May 19, 1998, due to a reorganization of all proceedings before the Tribunal of Milan. At the hearing on May 19, 1998, the Discovery Judge established dates for the parties to submit final pleadings and set September 22, 1998 as the date to send the case before the Tribunal of Milan sitting in full bench. As of the date hereof the Company has not been informed of any decision of the Tribunal. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a severe material effect on quarterly or annual operating results.

   By a letter dated September 9, 1997, outside counsel to Andrea Electronics Corporation ("AECorp.") notified the Company that AECorp. believed the Company's use of the term "ANR READY" constituted the use of a trademark owned by AECorp. The Company has also been informed by representatives of existing and/or potential customers that AECorp. has made statements claiming the Company's manufacture and/or sale of certain in-flight entertainment system products may infringe a patent owned by AECorp. On March 25, 1998, the Company received from AECorp.'s intellectual property counsel a letter dated March 24, 1998, announcing  and  notifying  the Company of the  issuance of U.S.  patent  Number
5,732,143 to AECorp. and enclosing a copy of the patent. The subject letter appears to be one of notice and information and did not contain any claim of infringement. Following that date, additional correspondence was exchanged between Company Counsel and counsel to AECorp. The Company again was informed by representatives of existing, and/or potential customers that AECorp. was continuing to make statements inferring that the Company's manufacture and/or sale of certain in-flight entertainment system products may infringe patents owned by AECorp. On October 9, 1998 the Board of Directors of the Company authorized the commencement of litigation against AECorp. On November 17, 1998 the Company and NCT Hearing filed a complaint in the United States District Court, Eastern District of New York against Andrea Electronics Corporation ("AECorp.") requesting that the Court enter judgment in their favor as follows:
(i) declare that the two subject AECorp. patents and all claims thereof are invalid and unenforceable and that the Company's products do not infringe any valid claim of the subject AECorp. patents; (ii) declare that the subject AECorp. patents are unenforceable due to their misuse by AECorp.; (iii) award compensatory damages in an amount of not less than $5,000,000 as determined at trial and punitive damages of $50,000,000 for AECorp.'s tortious interference with prospective contractual advantages of the Company; (iv) enjoin AECorp. from stating in any manner that the Company's products, or the use of the Company's products infringe on any claims of the subject AECorp. patents; and (v) award such other and further relief as the Court may deem just and proper. On or about December 30, 1998, AECorp. filed its Answer and Counterclaims against the Company and NCT Hearing. In its answer, AECorp. generally denies the Company's and NCT Hearing's allegations, asserts certain procedural affirmative defenses and brings counterclaims against the Company and NCT Hearing alleging that the Company has: (i) infringed the two subject AECorp. patents and AECorp.'s "ANR Ready" mark; (ii) violated the Lanham Act through the Company's use of such mark; and (iii) unfairly competed with AECorp. through the use of such mark. On or about January 26, 1999, the Company and NCT Hearing filed a Reply to AECorp.'s counterclaims generally denying AECorp.'s counterclaims, asserting certain affirmative defenses to AECorp.'s counterclaims and requesting that: (i) the counterclaims be dismissed with prejudice; (ii) the Court enter judgment that the term "ANR Ready" is not a valid trademark; (iii) the Court enter judgment that the Company and NCT Hearing have not infringed any trademark right of AECorp.; (iv) the Court enter judgment that the Company and NCT Hearing have not engaged in any form of federal or state statutory or common law unfair competition; (v) the Court enter judgment that AECorp. is precluded from recovery of any claim of right to the term "ANR Ready" by the equitable doctrine of estoppel; (vi) the Court enter judgment that AECorp. is precluded from recoving any damages from the Company and NCT Hearing by the equitable doctrine of laches; (vii) the Court award the Company and NCT Hearing their costs and reasonable attorneys' fees; and (viii) the Court enter judgment granting the relief requested in the Company's and NCT Hearing's complaint as well as such other and further relief as the Court deems just and proper. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a material effect on quarterly or annual operating results.

   On September 16, 1997, Ally Capital Corporation ("Ally") filed suit against the Company, John J. McCloy, II, Michael J. Parrella, Jay M. Haft, and Alastair
J. Keith in the United States District Court for the District of Connecticut (the "District Court"). Mr. McCloy is a Director of the Company. Mr. Parrella is the President and Chief Executive Officer of the Company as well as a Director of the Company. Mr. Haft is a Director of the Company and Chairman of the Board of Directors. Mr. Keith is a former Director of the Company. The summons and complaint in this suit were served on the Company on January 16, 1998. Ally purports to be a creditor of ANVT. On September 14, 1994, the Company acquired certain assets of ANVT. Specifically, the Company acquired ANVT's patented and unpatented intellectual property, the rights and obligations under a defined list of agreements between ANVT and other parties relating to existing or potential joint ventures licensing agreements and other business relationships, and certain items of office and laboratory equipment. For these assets, the Company paid ANVT two hundred thousand dollars ($200,000.00) and issued ANVT two million (2,000,000) shares of the Company's common stock. Count 1 of the complaint alleges misrepresentation and deceit with respect to matters which allegedly were relevant to the ANVT transaction. Count 2 alleges negligent misrepresentation with respect to the same facts. Count 3 alleges unfair and deceptive trade practices in violation of Connecticut General Statutes ss.42-110a et sec. consisting of the actions described in Counts 1 and 2. In the complaint, Ally requests actual and punitive damages together with costs and attorneys fees under Count 1; actual damages together with costs and attorney fees with respect to Count 2; and, actual damages, treble damages and costs and attorney fees with respect to Count 3. Ally also requests such other further relief as may be just. It is not certain from the complaint what Ally is claiming as actual damages; although, Ally does state that its deficiency claim against ANVT as of August, 1994, was approximately six hundred twenty-one thousand dollars ($621,000.00) and that under the terms of the settlement agreement between Ally and ANVT, Ally is entitled to receive up to an additional six hundred three thousand eight hundred ninety-one dollars and ninety-seven cents ($603,891.97) from certain earn-out payments under the asset purchase agreement between ANVT and the Company. It is not clear whether Ally's deficiency claim against ANVT was calculated as being in addition to the value of the common stock of the Company which Ally received. The Company, through its special litigation counsel, obtained an extension of the time in which it must answer the complaint to March 4, 1998. On March 4, 1998, the Company, through such counsel, filed with the District Court a motion to dismiss the complaint or, in the alternative, to join necessary parties. On March 16, 1998, Ally filed a notice of voluntary dismissal as to the individual defendants, Messrs McCloy, Parrella, Haft and Keith. On March 25, 1998, Ally filed its opposition to the Company's motion to dismiss. On July 15, 1998 the Company paid plaintiff, Ally, twenty-five thousand ($25,000) dollars in settlement of the suit which was dismissed on behalf of all defendants with prejudice and without costs on July 16, 1998.

   On June 10, 1998, Schwebel Capital Investments, Inc. ("SCI") filed suit against the Company and Michael J. Parrella, President, Chief Executive Officer and a Director of the Company, in the Circuit Court for Anne Arundel County, Maryland. The summons and complaint alleges the Company breached, and Mr. Parrella interfered with, a purported contract entered into "in 1996" between the Company and SCI under which SCI was to be paid commissions by the Company when the Company received capital from investors who purchased debentures or convertible preferred stock of the Company during a period presumably commencing on the date of the alleged contract and allegedly extending at least to May 1, 1998. In this regard, the complaint alleges that SCI by virtue of a purported right of first refusal that the Company did not honor, is entitled to commissions totaling $1,500,000 in connection with the Company's sale of $13,300,000 of preferred stock and a subsidiary of the Company's sale of $4,000,000 of stock convertible into stock of the Company. In the complaint SCI demands judgment against the Company for compensatory damages of $1,673,000, punitive damages of $50,000 and attorneys' fees of $50,000 and demands judgment against Mr. Parrella for compensatory damages of $150,000, punitive damages of $500,000 and attorneys' fees of $50,000 as well as unspecified other appropriate relief. On July 23, 1998 the Company and Mr. Parrella filed a motion to strike the complaint or in the alternative, to dismiss the tortious interference with contract claim and the punitive damages claim. On or about August 26, 1998 plaintiffs filed an amended complaint and a response to the Company's and Mr. Parrella's motion to strike. On September 15, 1998 the Company and Mr. Parrella filed a motion to strike the amended complaint. On or about September 25, 1998 the Company and Mr. Parrella served the plaintiff with their first request for the production of documents. On November 12, 1998, the Court granted the Company's and Mr. Parrella's motion to dismiss the tortious interference with contracts claim and the punitive damages claim. On or about November 25, 1998, SCI filed a second amended complaint, which abandoned the punitive damages claim and the claim against Mr. Parrella. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations.
However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a material effect on quarterly or annual operating results.

   On June 25, 1998, Mellon Bank FSB filed suit against Alexander Wescott & Co., Inc. ("AWC") and the Company in the United States District Court, Southern District of New York. In the complaint, Mellon demands judgment against AWC and the Company in the amount of $326,000 by reason of its having paid each of AWC and the Company such sum when acting as escrow agent for the Company's private placement of securities with certain institutional investors identified to the Company by AWC. On or about July 27, 1998 AWC filed its Answer, Counterclaim and Cross-claim requesting: (i) dismissal of Mellon's Amended Complaint against AWC;
(ii)  commissions  in the amount of  $688,000  to be paid by the Company to AWC;
(iii) issuance to AWC of 784,905 shares of the Company's common stock registered for resale under the Securities Act of 1933, as amended; (iv) a declaration that AWC is entitled to retain the $326,000 sought by Mellon; and (v) delivery of a warrant to purchase 461.13 shares of common stock of NCT Audio. On or about August 20, 1998 the Company filed its reply to AWC's cross-claims. Discovery is currently taking place in this action. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations.
However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a material effect on quarterly operating results.

   On December 15, 1998, Balmore Funds, S.A. and Austost Anstalt Schaan filed suit against the Company's subsidiary, NCT Audio , and the Company in the Supreme Court of the State of New York County of New York. The complaint alleges an action for breach of contract, common law fraud, negligent misrepresentation, deceptive trade practices under Section 349 of the General Business Law of the State of New York, and money had and received, all arising out of NCT Audio's and the Company's alleged unlawful conduct in connection with an agreement entered into with plaintiffs for the sale of shares of common stock of NCT Audio to the plaintiffs in a private placement in December 1997. In this regard, the complaint alleges that: (i) NCT Audio breached an alleged agreement with plaintiffs to register shares of NCT Audio's common stock purchased by plaintiffs  or,  in the  alternative,  shares  of  the  Company's  common  stock exchangeable for such shares of NCT Audio's common stock under certain circumstances and to pay penalties set forth in the alleged agreement; (ii) that NCT Audio made representations that were materially false and misleading through its facsimiles of non-negotiated agreements as substitutions for the alleged contract between the parties; (iii) that NCT Audio and the Company acted negligently and violated duties of full, fair and complete disclosure to the plaintiffs; (iv) that NCT Audio and the Company engaged in deceptive trade practices under Section 349 of the New York General Business Law; and (v) that as a result thereof, NCT Audio and the Company possess money that in equity and good conscience should not to be retained by NCT Audio and the Company. In the complaint the plaintiffs demand judgment against NCT Audio and the Company: (i) for damages in an amount to be determined but not less than $1,819,000; (ii) for punitive damages in the amount of $3,000,000; (iii) requiring NCT Audio and the Company to register the shares of common stock of NCT Audio held by the plaintiffs; (iv) alternatively, rescission with the return of plaintiffs' $1,000,000 plus interest; (v) for treble damages, reasonable attorney's fees and costs pursuant to Section 349 and 350 of the New York General Business Law; and
(vi) such other and further relief as the Court may deem just and proper. On January 14, 1999, NCT Audio and the Company filed removal papers to move the suit to the United States District Court for the Southern District of New York and on January 22, 1999, NCT Audio and the Company filed with that Court Defendants' Answer, Affirmative Defenses, Counterclaims and Third-Party Complaint. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a severe material effect on quarterly or annual operating results.

   The Company believes there are no other patent infringement litigations, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on financial position and results of operations.


13.  Commitments and Contingencies:

   The Company is obligated for minimum annual rentals (net of sublease income) under operating leases for offices, warehouse space and laboratory space, expiring through April 2007 with various renewal options, as follows:


                                  (in thousands
                                   of dollars)
                -----------------------  ----------------
                     Year Ending
                     December 31,            Amount
                -----------------------  ----------------
                         1999                      $ 679
                         2000                        669
                         2001                        523
                         2002                         63
                         2003                         63
                      Thereafter                     203
                                               ---------
                        Total                     $2,200
                                               =========

   Rent expense (net of sublease income) was $0.6 million, $0.4 million and $0.6 million for each of the three years ended December 31, 1996, 1997 and 1998, respectively.

   In April, 1996, the Company established the Noise Cancellation Employee Benefit Plan (the "Benefit Plan") which provides, among other coverage, certain health care benefits to employees and directors of the Company's United States operations. The Company administers this modified self-insured Benefit Plan through a commercial third party administrative health care provider. The Company's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $1.0 million while combined individual and family benefit exposure in each Benefit Plan fiscal year is limited to $35,000. Benefit claims in excess of the above mentioned individual or the maximum aggregate stop loss are covered by a commercial third party insurance provider to which the Company pays a nominal premium for the subject stop loss coverage. The Company records benefit claim expense in the period in which the benefit claim is incurred. As of March 11, 1999, the Company was not aware of any material benefit claim liability.

   On September 16, 1994, the Company acquired the patents, technology, other intellectual property and certain related tangible assets of ANVT. In addition, ANVT is entitled to a future contingent earn-out based on revenues generated by the ANVT contracts assigned to the Company as well as certain types of agreements to be entered into by the Company with parties previously having a business relationship with ANVT. Future contingent payments, if any, will be charged against the associated revenues. As of the period ended December 31, 1998, no such contingent earn-out or payments were due ANVT.

   As of December 31, 1998, the Company is obligated under various agreements for minimum royalty payments as follows: $295,000, $335,000, $220,000, $240,000 and $60,000 for 1999, 2000, 2001, 2002 and each year thereafter.

   In connection with the acquisition of Advancel the Company entered into employment agreements with four employees. The Company is obligated under these agreements for $471,500 per annum through 2002.

14.  Business Segment Information:

                                                                (in thousands of dollars)
                                                                                    Advancel      Total                 Grand
                               Audio     Hearing   Communications    Europe         Logic Corp    Segments  Other       Total
                               -------   -------   --------------    ----------     ----------   ---------  -------     ----------
1998
Net Sales - External           $   383   $ 1,191   $   780           $       28     $     69     $   2,451  $    71     $   2,522
Net Sales - Other
 Operating Segments                  2        23         6                1,113            -         1,144   (1,144)            -
License Fees and royalties         350        86        18                    -          200           654      148           802
Interest Income                    110         -         -                   15            -           125      313           438
Depreciation/Amortization            5         -         -                   38            8            51      979         1,030
Operating Income (Loss)         (4,359)   (3,697)   (4,326)                 (12)        (658)      (13,052)  (1,131)      (14,183)
Segment Assets                   6,752     2,449       301                  218          922        10,642    4,823        15,465
Capital Expenditures                33         8        21                  102           34           198      350           548

1997
Net Sales - External           $     4   $ 1,709   $   127           $       67     $      -     $   1,907  $   181     $   2,088
Net Sales - Other
 Operating Segments                  -         -         -                  847            -           847     (847)            -
License Fees                     3,000         -       345                    -            -         3,345      285         3,630
Interest Income                      -         -         -                   18            -            18       99           117
Depreciation/Amortization            -         -         -                   44            -            44      855           899
Operating Income (Loss)            785    (3,618)   (2,582)                (411)           -        (5,826)  (4,022)       (9,848)
Segment Assets                   2,333     1,227       397                  301            -         4,258   13,103        17,361
Capital Expenditures                12         5        13                   26            -            56      188           244

1996
Net Sales - External           $    42   $ 1,333   $    27           $      407     $      -     $   1,809   $  117     $   1,926
Net Sales - Other
 Operating Segments                  -         -         -                  355            -           355     (355)            -
License Fees                         -         2         -                    -            -             -    1,236         1,238
Interest Income                      -         -         -                    -            -             -       28            28
Depreciation/Amortization            -         -         -                   63            -            63      937         1,000
Operating Income (Loss)         (1,451)   (2,492)   (2,266)                (912)           -        (7,121)  (3,704)      (10,825)
Segment Assets                       -     1,781       108                  515            -         2,404    3,477         5,881
Capital Expenditures                15        13         2                   71            -           101       85           186


   Audio:

   NCT Audio is engaged in the design, development, and marketing of products which utilizes innovative FPT technology. The products available by NCT Audio are the Gekko(TM) flat speaker and ArtGekko(TM) printed grille collection. The Gekko(TM) flat speaker is marketed primarily to the home audio market, with potential in many other markets including the professional audio systems market, the automotive audio aftermarket, the aircraft industry, other transportation markets, as well as the multimedia markets. The principal customers are end users, automotive OEM's and manufacturers of integrated cabin management systems.

   Hearing:

   NCT Hearing designs, develops and markets ANR headset products to the communications headset market and the telephony headset market. The products consist of the NoiseBuster(R) product line and the ProActive(R) product line. The NoiseBuster(R) products consist of the NoiseBuster Extreme!(TM), a consumer headset, the NB-PCU, a headset used for in-flight passenger entertainment systems and communications headsets for cellular, multimedia and telephony. The ProActive(R) products consist of noise reduction headsets and communications headsets for noisy industrial environments. The majority of Hearing's sales are in North America. Principal customers consist of end-users, retail stores, OEMs and the airline industry.

   Communications:

   The communications division of the Company focuses on the telecommunications market and in particular the hands-free market. The communications technology
includes        ClearSpeech(R)-Acoustic        Echo       Cancellation       and
ClearSpeech(R)-Compression. ClearSpeech(R)-Acoustic Echo Cancellation removes acoustic echoes in hands-free full-duplex communication systems. Applications for this technology are cellular telephony, audio and video teleconferencing, computer telephony and gaming, and voice recognition. ClearSpeech(R)-Compression maximizes bandwidth efficiency in wireless, satellite and intra- and internet transmissions and creates smaller, more efficient voice files while maintaining speech quality. Applications for this technology are intranet and internet telephony, audio and video conferencing, PC voice and music, telephone answering devices, real-time multimedia multitasking, toys and games, and playback devices. The communications products include the ClearSpeech(R)-Microphone and the ClearSpeech(R)-Speaker. The majority of Communications' sales are in North America. Principal markets for Communications are the telecommunications industries and principal customers are OEM's, system integrators and end-users.

   Europe:

   The principal activity of NCT Europe is the provision of research and engineering services in the field of active sound control technology to the Company. NCT Europe provides research and engineering to Audio, Hearing and Communications as needed. NCT Europe also provides a marketing and sales support service to the Company for European sales.

   Advancel Logic Corp.:

   Advancel is a participant in the native Java embedded microprocessor market. The purpose of the Java(TM) platform is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has been developing a family of processor cores, which will execute instructions written in both Java bytecode and C (and C++) significantly enhancing the rate of instruction execution, which opens up many new applications. The potential for applications consists of the next generation home appliances and automotive applications, manufacturers of smartcard processors, hearing aids and mobile communications devices.

   Other:

     The Net Sales - Other Operating Segments primarily consists of intercompany sales and eliminated in consolidation. Segment assets consists primarily of corporate assets. Operating Loss primarily includes corporate charges.

   15.Geographical  Information (by country of origin) - Total Segments:


                                     (in thousands of dollars)
                                            December 31,
                              ----------------------------------------
                                 1996          1997          1998
                              ------------  ------------  ------------
     Revenues
        United States              $2,674        $2,089        $3,209
        Europe                        480         3,270            71
        Far East                       10           359            44
                              ------------  ------------  ------------
             Total                 $3,164        $5,718        $3,324
                              ============  ============  ============
     Net (Income) Loss
        United States              $9,752        $9,211       $13,728
        Europe                        912           411            12
        Far East                      161           226           443
                              ------------  ------------  ------------
           Total                  $10,825        $9,848       $14,183
                              ============  ============  ============
     Identifiable Assets
         United States             $5,366       $17,060       $15,166
         Europe                       515           301           218
         Far East                       -             -            81
                              ------------  ------------  ------------
             Total                 $5,881       $17,361       $15,465
                              ============  ============  ============


16.  Subsequent Events:

   On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor (the "Holder"), subscribed and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. A secured convertible note (the "Note"), for $1.0 million was signed on January 26, 1999, and proceeds were received on January 28, 1999. The Note is to mature on January 25, 2001 and earn interest at the prime rate as published from day to day in the Wall Street Journal from the issue date until the Note becomes due and payable. The Holder shall have the right at any time on or prior to the day the Note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the Note, into fully paid and non-assessable shares of common stock of the Company at the conversion price. The conversion price shall be the lesser of (i) the average of the closing bid prices for the common stock on the securities market on which the common stock is being traded, for five (5) consecutive trading days prior to the date of conversion or (ii) the fixed conversion price of $0.237. In no event will the conversion price be less than $0.15 per share. The Holder shall purchase the remaining $3.0 million principal amount of the secured convertible notes on or before June 30, 1999.

   On February 9, 1999 NCT Audio and NXT expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground-based vehicles and aircraft sound systems and increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded licensing rights, NCT Audio received a $0.5 million license fee. Also on February 9, 1999, NCT Audio and NXT amended the Master License Agreement to include a minimum royalty payment of $160,000 in 1999, to be paid in equal quarterly installments.

                                  SIGNATURES

   Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCT GROUP, INC.
(formerly known as
Noise Cancellation Technologies, Inc.)

By:   /s/ MICHAEL J. PARRELLA                        Date: March 31, 1999
      -----------------------
      Michael J. Parrella, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                 Capacity               Date
 -------------------------------------------------------------------------


 /s/ MICHAEL J. PARRELLA        President, Chief         March 31, 1999
 -------------------------      Executive Officer
     Michael J. Parrella        and Director
                                (Principal Executive
                                Officer)

 /s/ CY E. HAMMOND              Senior Vice President    March 31, 1999
 -------------------------      and Chief Financial
     Cy E. Hammond              Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)


 /s/ JAY M. HAFT                Chairman of the Board    March 31, 1999
 -------------------------      of Directors and
     Jay M. Haft                Director


 /s/ JOHN J. McCLOY II          Director                 March 31, 1999
 -------------------------
     John J. McCloy II


 /s/ SAMUEL A. OOLIE            Director                 March 31, 1999
 -------------------------
     Samuel A. Oolie


 /s/ STEPHAN CARLQUIST          Director                 March 31, 1999
 -------------------------
     Stephan Carlquist

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II

Board of Directors and Stockholders of
  NCT Group, Inc.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements of NCT Group, Inc. (formerly Noise Cancellation Technologies, Inc.) as of December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998 taken as a whole. The information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

Richard A. Eisner & Company, LLP

New York, New York
March 11, 1999


                                    SCHEDULE II
NCT GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands of
dollars)

------------------------------------------------------------------------------------
        Column A            Column B        Column C           Column D     Column E
------------------------------------------------------------------------------------
                                         (1)       (2)
                            Balance    Changed   Charged
                            at         in        to                         Balance
                            beginning  costs     other         Deductions-  at end
      Description           of         and       accounts-     Deductions-  of
                            period     expenses  describe      describe     period
-------------------------   --------   --------  ---------     --------     --------

Year ended December 31,
1996:
Allowance for doubtful      $119       $192      $(188)   (2)  $      -     $123
accounts
                            ========   ========  =========     ========     ========

Year ended December 31,
1997:
Allowance for doubtful        $123       $130      $ (65)   (2)  $150    (3)  $ 38
accounts
                            ========   ========  =========     ========     ========

Year ended December 31,
1998:
Allowance for doubtful        $ 38       $232      $ (42)   (2)  $   -        $228
accounts
                            ========   ========  =========     ========     ========

Year ended December 31,
1996:
Allowance for inventory       $355       $  -      $ (93)   (1)  $   -        $262
obsolence
                            ========   ========  =========     ========     ========

Year ended December 31,
1997:
Allowance for inventory       $262       $210      $   -         $   -        $472
obsolence
                            ========   ========  =========     ========     ========

Year ended December 31,
1998:
Allowance for inventory       $472       $365      $(329)   (1)  $   -        $508
obsolence
                            ========   ========  =========     ========     ========


Attention is directed to the foregoing accountants' reports and to the accompanying Notes to Financial Statements.

(1) To write off reserves applied to prior year-end inventory.

(2) To write off fully reserved accounts receivable deemed uncollectible.

(3) To reduce reserve for accounts collected.