Form 10-K/A
period 1998-12-31
NCT GROUP INC
filed 1999-05-03
CIK 722051

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                       DECEMBER 31, 1998

Commission File Number:                         0-18267

NCT Group, Inc.
(formerly known as
Noise Cancellation Technologies, Inc.)
(Exact name of registrant as specified in its charter)

Delaware                                        59-2501025
(State or other jurisdiction of                 (IRS Employer
incorporation organization)                     Identification No.)

1025 West Nursery Road, Linthicum, Maryland     21090
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

   Overview

     On April 7, 1999, the Company issued a news release including information about $3.6 million of technology license fees and net profit of $0.1 million for the first quarter of 1999. Such revenue recognition and the resulting net profit were not audited. In the circumstances, the amount that may be recognized for such technology license fees, if any, is dependent on certain valuation considerations. The technology license fee consideration is occasioned by 3,600 shares of Series E Preferred Stock returned to the Company in lieu of cash consideration.

   The Company is continuing the transition initiated in 1995 from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties and product sales. Prior to 1995, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. In 1998, the Company received approximately 13% of its operating revenues from engineering and development funding, compared with 6% in 1997. Revenues from product sales were limited to sales of specialty products and prototypes. Since 1991, revenues from product sales have generally increased, although in 1996 product sales declined slightly due to delays in production and reduced pricing of certain products. In 1998, revenues from product sales resumed their year-to-year increase. Management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds.

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

   In January 1998, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1999. The Company did not meet the plan's revenue targets and as noted below, found it necessary to raise additional capital to fund it's operations for 1998 and beyond. Refer to "Liquidity and Capital Resources" below and to Notes 1 and 8 - Notes to Financial Statements.

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

   NCT Audio, a majority owned subsidiary of the Company, has signed three letters of intent, one agreement to purchase, and one definitive purchase agreement pursuant to which it will acquire 100% of the stock or assets of the companies outlined below. Management believes the consummation of these acquisitions will provide significant value creation opportunities. By acquiring companies that specialize in different segments of the audio market in various locations around the world, management believes it can improve profitability of the combined companies by sharing some resources, eliminating redundant expenses and increasing revenue by leveraging each company's distribution channels. Some of the synergistic opportunities that will be achieved with the acquisitions include the ability to (i) leverage the extensive dealer network; (ii) gain access to worldwide consumer audio markets and establish automotive audio aftermarket accounts; (iii) increase product distribution of all acquisition companies in world markets; (iv) cross-sell the acquisition companies' products among distribution channels; and (v) maximize the warehousing and distribution facilities. Overall, these opportunities are expected to significantly strengthen the distribution network of NCT Audio's product line into the worldwide market.

   On August 14, 1998, NCT Audio agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), a wholly-owned subsidiary of Top Source Technologies, Inc. ("TST"). TSA, located in Troy, Michigan, specializes in the design and manufacture of speaker enclosures that maximize audio output for automotive OEMs, Tier One suppliers, and key aftermarket accounts. TSA's systems are factory installed on Chrysler Corporation's ("Chrysler") Wrangler model line and are also offered as dealer installed accessory packages. Earlier on June 11, 1998 NCT Audio had paid a non-refundable deposit of $1,450,000 towards the purchase price. The total purchase price is $10,000,000 and up to $6,000,000 in possible future contingent payments. The seller has elected to receive the possible future contingent payments in cash. The shareholders of TST approved the transaction on December 15, 1998.

   NCT Audio then paid TST $2,050,000 on July 31, 1998. The money was held in escrow with all of the necessary securities and documents to evidence ownership of 20% of the total equity rights and interests in TSA. When TST's shareholders approved the transaction, the $2,050,000 was delivered to TST. In return, NCT Audio took ownership of the documentation and securities.

   NCT Audio has an exclusive right, as extended, to purchase the assets of TSA through May 28, 1999. Under the terms of the original agreement, NCT Audio was required to pay TST $6.5 million on or before March 31, 1999 to complete the acquisition of TSA's assets. As consideration for the extension of such exclusive right from March 31, 1999 to May 28, 1999, NCT Audio agreed to pay TST a fee of $350,000, consisting of $20,685 in cash, $125,000 of NCT Audio's minority interest in TSA earnings and a $204,315 note payable, due April 16, 1999. If NCT Audio fails to pay the note by April 16, 1999, (a) the note will begin to accrue interest on April 17, 1999 at the lower of the rate of two times prime rate or the highest rate allowable by law; and (b) the $20,685 and $125,000 portion of the extension fee will no longer be credited toward the $6.5 million purchase consideration due at closing. NCT Audio did not pay the note by April 16, 1999. If NCT Audio fails to pay the note by April 30, 1999, the
$204,315 portion of the extension fee shall no longer be credited toward the $6.5 million closing amount due. Further, if NCT Audio fails to close the contemplated transaction by May 28, 1999, NCT Audio will forfeit its minority earnings in TSA for the period June 1, 1999 through May 30, 2000. In addition, due to NCT Audio's inability to close the transaction by March 31, 1999, TST received $100,000 of NCT Audio's Series A Convertible Preferred Stock as a penalty premium.

     On August 17, 1998, NCT Audio agreed to acquire all of the members' interest in Phase Audio LLC (doing business as Precision Power, Inc. or "PPI"). PPI, located in Phoenix, Arizona, designs and manufactures high performance amplifiers, preamplifiers, subwoofers, signal processors and speakers for the automotive audio aftermarket. PPI has a network of over 600 dealers for its products throughout the United States. NCT Audio will acquire the interest in exchange for shares of its common stock having an aggregate value of $2,000,000. NCT Audio also agreed to pay approximately $8.5 million of PPI debt, but NCT Audio must obtain adequate financing before the transaction can be completed. In addition, NCT Audio provided PPI a working capital loan on June 17, 1998 in the amount of $500,000 which is evidenced by a demand promissory note. On August 18, 1998, NCT Audio provided PPI another working capital loan in the amount of $1,000,000, which is also evidenced by a demand promissory note. The unpaid principal balance of these notes bear interest at a rate equal to the prime lending rate plus one percent (1.0%).

     As noted, the transaction is contingent on NCT Audio obtaining outside financing to pay the PPI debt. On January 6, 1999, the PPI members notified NCT Audio that, while they remain willing to do the transaction, they may choose at some point to abandon the transaction because NCT Audio has not obtained the financing in a timely manner. They also notified NCT Audio that in lieu of the $2,000,000 in NCT Audio common stock, they would insist that NCT Audio pay them that amount in cash at any closing.

   On January 28, 1999, NCT Audio entered into a letter of intent to purchase 100% of the common stock of a premier speaker manufacturer (the "Third Acquisition"). The proposed acquisition is subject to the approval by the stockholders of the Third Acquisition and certain other terms and conditions, including that NCT Audio obtain adequate financing to consummate the transaction. Shareholders who hold all of the outstanding shares of common stock of the Third Acquisition have agreed to vote their shares in favor of the proposed acquisition.

   The purchase price is approximately $36.4 million. At closing, approximately $24.5 million will be paid to shareholders of the Third Acquisition in cash. The balance of approximately $11.9 million is to be paid by a four-year, straight-line amortization seller note (payable quarterly) that will have a second lien on the assets of the Third Acquisition.

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

     On December 30, 1998, the Company entered into a series of subscription agreements (the " Series E Subscription Agreements") to sell an aggregate stated value of up to $8.2 million of Series E Convertible Preferred Stock (the "Series E Preferred Stock") in consideration of $4.0 million, in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer (the "1998 Series E Preferred Stock Private Placement"). The sale of 8,145 shares of Series E Preferred Stock having an aggregate of $8.1 million stated value was completed on March 12, 1999. In 1999, the Company received net proceeds of $1.8 million from the 1998 Series E
Preferred Stock Private Placement. In addition to the above noted Series E Subscription Agreements, the Company issued and sold an aggregate amount of $1.7 million of Series E Preferred Stock to three accredited investors through the above noted dealer, in exchange for an aggregate stated value of $1.7 million of the Company's Series C Preferred Stock held by the three accredited investors. The Company also issued and sold an aggregate amount of $0.7 million of Series E Preferred Stock to four accredited investors through the above noted dealer, in exchange and consideration for an aggregate of 2.1 million shares of the Company's common stock held by the four accredited investors. Each share of the Series E Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series E Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock subject to certain limitations. Under the terms of the Series E Subscription Agreements, the Company is required to file a registration statement ("the Series E Registration Statement") on (i) Form S-3 (currently not eligible to use) on or prior to the date which is no more than sixty (60) days from the date that the Company has issued a total of 7,438 shares of Series E Preferred Stock if filed or (ii) Form S-1 on or prior to a date which is no more than ninety (90) days from the date that the Company has issued a total of 7,438 shares of Series E Preferred Stock, covering the resale of all of the Registrable Securities (the "Series E Closing Date"). The shares of Series E Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) ninety (90) days after the Series E Closing Date; (ii) five (5) days after the Company receives a "no review" status from the SEC in connection with the Registration Statement; or (iii) the effective date of the Series E Registration Statement. Each share of Series E Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the following formula (the "Series E Conversion Formula"):

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

   In January 1998, the Company adopted a plan that management believed would generate sufficient funds for the Company to continue its operations into 1999. The Company did not meet the plan's revenue targets for 1998 and as noted below, found it necessary to raise additional capital to fund it's operations for 1998 and beyond (refer to Notes 1 and 8 Notes to Financial Statements.).

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

   Asset acquired and liabilities assumed:

     Current assets                                      $      368,109
     Property, plant and equipment                                4,095
     Goodwill                                                 1,018,290
     Other assets                                                13,486
     Current liabilities                                       (485,040)
     Unearned portion of compensatory stock                     141,251
                                                          -------------
     Cost of acquisition (including expenses of $60,191)  $   1,060,191
                                                          =============

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

   There can be no assurance that additional funding will be provided by technology licensing fees, royalties and product sales and engineering and development revenue or additional capital. In that event, the Company would have to cut back its level of operations substantially in order to conserve cash. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. See Note 1 Notes to Financial Statements.

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

   The net cash used in investing activities amounted to $6.4 million. Of this amount, $5.1 million was attributable to the acquisition related activities of the Company's subsidiary, NCT Audio. Such investments included $3.5 million for a 20% interest in TSA and a total of $1.5 million, which was loaned to PPI under two demand promissory notes. The Company has signed letters of intent from both TSA and PPI. See "Overview" above for further information. The net cash provided by financing activities amounted to $7.2 million primarily from the 1998 financings noted above.

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT.

   The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of the Company as of March 23, 1999:


       Name             Age             Positions and Offices

Jay M. Haft             63   Chairman of the Board of Directors
Michael J. Parrella     51   President, Chief Executive Officer and
                             Director
Irene Lebovics          46   Executive Vice President, Marketing
Cy E. Hammond           44   Senior Vice President, Chief Financial
                             Officer
Paul Siomkos, P.E.      52   Senior Vice President, Operations
Michael A. Hayes,       46   Senior Vice President, Chief Technical
Ph.D.                        Officer
Irving M. Lebovics      48   Senior Vice President, Global Sales
John J. McCloy II       61   Director
Samuel A. Oolie         62   Director
Stephan Carlquist       43   Director


   Jay M. Haft currently serves as Chairman of the Board of Directors of the Company. He served as President of the Company from November 1994 to July 1995. He is also a Director of the Company's subsidiary, NCT Audio, a position which he has held since August 25, 1997. In addition, Mr. Haft is a Director of the Company's subsidiary, NCT Hearing Products, Inc. ("NCT Hearing"), a position to which he was appointed on July 15, 1998. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. Mr. Haft is also a Director of numerous other public and private corporations, including Robotic Vision Systems, Inc. (OTC), DCAP Group, Inc. (OTC), Encore Medical Corporation (OTC), Viragen, Inc. (OTC), PC Service Source, Inc. (OTC), DUSA Pharmaceuticals, Inc. (OTC), Oryx Technology Corp. (OTC) and Thrift Management, Inc. (OTC). He is currently of counsel to Parker Duryee Rosoff & Haft, in New York. He was previously a senior corporate partner of such firm (1989-1994), and prior to that a founding partner of Wofsey, Certilman, Haft et al (1966-1988). He is a member of the Florida Commission for Government Accountability to the People and Treasurer of the Miami City Ballet.

   Michael J. Parrella currently serves as President, Chief Executive Officer and Director of the Company. He was elected President and Chief Operating Officer of the Company in February 1988 and served in that capacity until November 1994. From November 1994 to July 1995 Mr. Parrella served as Executive Vice President of the Company. He initially became a Director in 1986 after evaluating the application potential of the Company's noise cancellation technology. At that time, he formed an investment group to acquire control of the Board and to raise new capital to restructure the Company and its research and development efforts. Mr. Parrella was appointed a Director on August 25, 1997, and serves as Chief Executive Officer and Acting President of NCT Audio, a position to which he was elected on September 4, 1997. In addition, Mr. Parrella is a Director of NCT Hearing, a position to which was appointed on July 15, 1998. Previously, Mr. Parrella served as Chairman of the Board of Environmental Research Information, Inc., an environmental consulting firm, from December 1987 to March 1991.

   Irene Lebovics currently serves as Executive Vice President, Marketing and Communications, and President of NCT Hearing, a wholly-owned subsidiary of the Company. She joined the Company as Vice President of NCT and President of NCT Medical Systems (NCTM) in July 1989. In March 1990, NCTM became part of NCT Personal Quieting and Ms. Lebovics served as President. In January 1993, she was appointed Senior Vice President of the Company. In November 1994, Ms. Lebovics became President of NCT Hearing. From August 1, 1995, to May 1, 1996, she also served as Secretary of the Company. Ms. Lebovics has held various positions in product marketing with Bristol-Myers, a consumer products company, and in advertising with McCaffrey and McCall. On April 13, 1999, Ms. Lebovics was elected Secretary of the Company. Irene Lebovics is the spouse of Irving M. Lebovics, Senior Vice President, Global Sales.

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

   Irving M. Lebovics currently serves as Senior Vice President, Global Sales. He joined the Company in February 1998 as Vice President, Worldwide Sales. From January 1996 to February 1998 Mr. Lebovics was a principal of Enhanced Signal Processing which exclusively sold the Company's technologies to large original equipment manufacturers. From 1993 to 1996, Mr. Lebovics served as Vice
President of Sales for Kasten Chase Applied Research, a wide area network hardware and software provider to companies such as Dow Jones and the Paris and Madrid stock exchanges. From 1985 to 1993, Mr. Lebovics served as Vice President of Sales for Relay Communications, a provider of PC-to-mainframe communications software and Microcom, Inc. (which acquired Relay Communications), a leading provider of modems and local area network equipment including bridges and routers. Irving M. Lebovics is the spouse of Irene Lebovics, Executive Vice President of the Company.

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

ITEM 11.    EXECUTIVE COMPENSATION

   Set forth below is certain information for the three fiscal years ended December 31, 1998, 1997 and 1996 relating to compensation received by the Company's Chief Executive Officer and all executive officers of the Company other than the Chief Executive Officer (collectively the "Named Executive Officers") whose total annual salary and bonus for the fiscal year ended December 31, 1998 exceeded $100,000 for services rendered in all capacities.

                                                                                    Securities
                                                                                    Underlying
                                                                    Other           Options/         All
Name and Principal                                                  Annual          Warrants         Other
    Position                 Year     Salary ($)    Bonus ($)       Compensation    SARs (#)         Compensation
------------------           ----     ----------    ---------       ------------    ------------     ------------

Michael J. Parrella          1998     $120,000      $205,889        $20,615         12,000,000 (2)   $ 5,918 (4)
     President and           1997      120,000       243,058         15,348          3,062,500 (3)     5,218 (4)
     Chief Executive         1996      120,000       106,885         15,348            475,000         5,218 (4)
     Officer  (1)

Paul D. Siomkos              1998      105,192        78,125 (5)      8,367          1,000,000 (2)         -
     Senior Vice President,  1997            -             -              -                  -             -
     Operations              1996            -             -              -                  -             -

Cy E. Hammond                1998       94,000        42,570         12,000            500,000 (2)         -
     Senior Vice President,  1997       94,000        65,939              -            150,000 (6)         -
     Chief Financial         1996       94,000             -              -                  -             -
     Officer

Irving M. Lebovics           1998       89,583 (7)         -         27,917            600,000 (2)         -
     Senior Vice President,  1997            -             -              -            100,000 (7)         -
     Global Sales            1996            -             -              -            100,000 (7)         -

John B. Horton               1998      105,000             -         12,000            200,000 (2)         -
     Senior Vice President,  1997      105,000        50,000              -            325,000 (10)        -
     General Counsel and     1996      116,932(9)          -              -                  -             -
     and Secretary (8)

Irene Lebovics               1998      105,000             -         12,000          2,000,000 (2)         -
     Executive Vice          1997      105,000             -              -            301,250 (11)        -
     President, and          1996      105,000             -              -                  -             -
     President of
     NCT Hearing
     Products, Inc.


(1) Mr. Haft was elected Chairman of the Board and relinquished the title of Chief Executive Officer on July 17, 1996. Prior thereto, and from November 15, 1994, Mr. Haft served as Co-Chairman of the Board and Chief Executive Officer. From July 17, 1996 to June 19, 1997, the authority and responsibility of the Chief Executive Officer were delegated by the Board of Directors to the Executive Committee consisting of Messrs. Haft and Parrella with Mr. Haft serving as the Committee's Chairman. Mr. Parrella was elected Chief Executive Officer on June 19, 1997.

(2) Refer to "Options and Warrants Granted in 1998" table and the footnotes thereto. On December 4, 1998, the following options were cancelled: as to Mr. Parrella, 6,000,000 shares; as to Mr. Siomkos, 500,000 shares; as to Mr. Hammond, 250,000 shares; as to Mr. Lebovics, 300,000 shares; as to Mr. Horton, 100,000 shares; and as to Ms. Lebovics, 1,000,000 shares.

(3) Includes a warrant to purchase 862,500 shares of the Company's common stock and an option to purchase 250,000 shares of the Company's common stock as new grants due to the extension of the expiration dates for an additional two years.

(4) Consists of annual premiums for a $2.0 million personal life insurance policy paid by the Company on behalf of Mr. Parrella.

(5) Represents the fair market value on the date of grant of 100,000 shares of the Company's common stock issued in connection with his offer of employment.

(6) Includes a warrant to purchase 25,000 shares of the Company's common stock as a new grant due to the extension of the expiration date for an additional two years.

(7) From January 1, 1996 to February 12, 1998, services were rendered to the Company by Enhanced Signal Processing ("ESP"), a firm in which Mr. Lebovics was a principal. During that period, ESP received $0.5 million from the Company, which included but was not limited to Mr. Lebovics' services. While employed by ESP, ESP received options to purchase 400,000 shares of the Company's common stock of which options to purchase 200,000 shares were assigned to Mr. Lebovics.

(8) Mr. Horton resigned as Senior Vice President, General Counsel and Secretary on February 19, 1999. Ms. Lebovics was elected Secretary of the Company on April 13, 1999.

(9) Mr. Horton was elected Senior Vice President, General Counsel and Secretary of the Company on May 6, 1996. Services were rendered by Mr. Horton as a consultant to the Company for the period January, 1995 through April, 1996.

(10) Includes an option to purchase 200,000 shares of the Company's common stock as a new grant due to the extension of the expiration date for an additional two years.

(11) Includes a warrant to purchase 201,250 shares of the Company's common stock as a new grant due to the extension of the expiration date for an additional two years.

Stock Options and Warrants

The following table summarizes the Named Executive Officers' stock option and warrant activity during 1998:

                      Options and Warrants Granted in 1998

                                          Percent
                                          of Total                                  Potential
                                          Options                                   Realized Value
                         Shares           and                                       at Assumed Annual
                         Underlying       Warrants                                  Rates of Stock Price
                         Options          Granted    Exercise                       Appreciation for Option
                         and              to         Price                          and Warrant Term (6)
                         Warrants         Employees  Per        Expiration      -----------------------------
    Name                 Granted          in 1998    Share      Date                  5%            10%
---------------------    -------------    ---------  --------   ------------    -------------- --------------

Michael J. Parrella      6,000,000 (1)     27.3%     $0.3125    01/14/08        $1,045,296     $2,563,715
                         6,000,000 (2)     27.3%      1.0625           - (2)             - (2)          - (2)

Paul D. Siomkos            500,000 (3)      2.3%      0.3125    04/19/08            87,108        213,643
                           500,000 (2)      2.3%      0.7813           - (2)             - (2)          - (2)

Cy E. Hammond              250,000 (4)      1.1%      0.3125    02/13/08            43,554        106,821
                           250,000 (2)      1.1%      1.0313           - (2)             - (2)          - (2)

Irving M. Lebovics         300,000 (5)      1.4%      0.3125    02/13/08            52,265        128,186
                           300,000 (2)      1.4%      1.0313           - (2)             - (2)          - (2)

John B. Horton             100,000 (4)      0.5%      0.3125    02/13/08            17,422         42,729
                           100,000 (2)      0.5%      1.0313           - (2)             - (2)          - (2)

Irene Lebovics           1,000,000 (4)      4.5%      0.3125    02/13/08           174,216        427,286
                         1,000,000 (2)      4.5%      1.0313           - (2)             - (2)          - (2)

(1) Options to purchase these shares were granted pursuant to the 1992 Plan, of which an option to purchase 2,000,000 shares is currently exercisable and the remaining amount vest over the passage of time.

(2)   Options to purchase these shares were cancelled on December 4, 1998.

(3) Options to purchase these shares were granted pursuant to the 1992 Plan and in connection with an offer of employment and vest 25% immediately and 25% on the anniversary date each year following.

(4) Options to purchase these shares were granted pursuant to the 1992 Plan and vested 20% on October 20, 1998 upon the Company's stockholders' approval of the increase in the number of shares of the Company's common stock included in the 1992 Plan. The remaining amount vest 20% on the anniversary date of each grant.

(5) Options to purchase these shares were granted pursuant to the 1992 Plan and vested 25% on October 20, 1998 upon the Company's stockholders' approval of the increase in the number of shares of the Company's common stock included in the 1992 Plan. The remaining amount vest 25% on the anniversary date of each grant.

(6) The dollar amounts on these columns are the result of calculations at the 5% and 10% rates required by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the stock price.

                  1998 Aggregated Options and Warrant Exercises and
                     December 31, 1998 Option and Warrant Values

                                                        Number of Shares
                           Number                       Underlying                      Value of Unexercised
                           of                           Unexercised Options             In-the-Money Options
                           Shares                       and Warrants at                 and Warrants at
                           Acquired                     December 31, 1998               December 31, 1998
                           on         Value       -------------------------------    ------------------------ ------
    Name                   Exercise   Realized     Exercisable    Unexercisable       Exercisable    Unexercisable
-----------------------    --------   --------    -------------  ----------------    -------------  ---------------

Michael J. Parrella              -    $     -      6,237,000      4,000,000           $ 7,043        $      -

Paul D. Siomkos                  -          -        125,000        375,000                 -               -

Cy E. Hammond                    -          -        444,718        200,000               783               -

Irving M. Lebovics               -          -        275,000        225,000             1,565               -

John B. Horton                   -          -        654,417         80,000               783               -



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

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 1998, the following persons served as members of the Compensation Committee of the Company's Board of
Directors: Stephan Carlquist, Morton Salkind and Sam Oolie. Mr. Carlquist was Chairman of the Committee during such fiscal year. Messrs. Carlquist and Oolie have also served as members of the Board of Directors of NCT Audio since November 14, 1997, and September 4, 1997, respectively. Mr. Salkind resigned as Director of the Company and Director of NCT Audio on January 19, 1999.

   In October 1990, the Company's Board of Directors authorized the issuance of warrants to acquire 420,000 shares of common stock to each of Messrs. McCloy, Parrella and Oolie and Ms. Lebovics, exercisable through September 30, 1994, at $0.375 per share, such price being the market price of the Company's common stock on the date of such authorization. The Board of Directors took such action based upon each such person's commitment to extend his or her personal guarantee on a joint and several basis with the others in support of the Company's attempt to secure bank or other institutional financing, the amount of which to be covered by the guarantee would not exceed $350,000. No firm commitment for any such financing has been secured by the Company and at present no such financing is being sought. However, each of such persons' commitment to furnish said guarantee continues in full force and effect.

   In 1989, the Company established a joint venture with Environmental Research Information, Inc., ("ERI") to jointly develop, manufacture and sell (i) products intended for use solely in the process of electric power generation, transmission and distribution and which reduce noise and/or vibration resulting from such process, (ii) personal quieting products sold directly to the electric utility industry, and (iii) products that reduce noise and/or vibration emanating from fans and fan systems (collectively, "Power and Fan Products"). In 1991, in connection with the termination of this joint venture, the Company agreed, among other things, during the period ending February 1996 to make payments to ERI equal to (i) 4.5% of the Company's sales of Power and Fan Products and (ii) 23.75% of fees derived by the Company from its license of Power and Fan Products technology, subject to an overall maximum of $4,500,000. Michael J. Parrella, President of the Company, was Chairman of ERI at the time of both the establishment and termination of the joint venture and owns approximately 12% of the outstanding capital of ERI. In addition, Jay M. Haft, Co-Chairman and Chief Executive Officer of the Company, shares investment control over an additional 24% of the outstanding capital of ERI. The Company believes that the respective terms of both the establishment of the joint venture with ERI and its termination were comparable to those that could have been negotiated with other persons or entities. During the fiscal year ended December 31, 1998, the Company was not required to make any such payments to ERI under these agreements.

   In 1993, the Company entered into three Marketing Agreements with Quiet Power Systems, Inc. ("QSI") (until March 2, 1994, "Active Acoustical Solutions, Inc."), a company which is 33% owned by ERI and 2% owned by Mr. Haft. Under the terms of one of these Marketing Agreements, QSI has undertaken to use its best efforts to seek research and development funding for the Company from electric and natural gas utilities for applications of the Company's technology to their industries. In exchange for this undertaking, the Company has issued a warrant to QSI to purchase 750,000 shares of Common Stock at $3.00 per share. The last sale price for the Common Stock reported on the NASDAQ National Market System on May 15, 1993, the date of the Marketing Agreement, was $2.9375. The warrant becomes exercisable as to specific portions of the total 750,000 shares of Common Stock upon the occurrence of defined events relating to QSI's efforts to obtain such funding for the Company. When such defined events occur, the Company will record a charge for the amount by which the market price of the Common Stock on such date exceeds $3.00 per share, if any. The warrant remains exercisable as to each such portion from the occurrence of the defined event through October 13, 1998. As of December 31, 1994, contingencies had been removed against 525,000 warrants resulting in a 1993 non-cash charge of $120,250. This Marketing Agreement also grants to QSI a non-exclusive right to market the Company's products that are or will be designed and sold for use in or with equipment used by electric and/or natural gas utilities for non-retrofit applications in North America. QSI is entitled to receive a sales commission on any sales to a customer of such products for which QSI is a procuring cause in obtaining the first order from such customer. In the case of sales to utility company customers, the commission is 6% of the revenues received by the Company. On sales to original equipment manufacturers for utilities, the commission is 6% of the gross revenue NCT receives on such sales from the customer in the first year, 4% in the second year, 2% in the third year, 1% in the fourth year and .5% in any future years after the fourth year. QSI is also entitled to receive a 5% commission on any research and development funding it obtains for NCT, and on any license fees it obtains for the Company from the license of the Company's technology. The initial term of this Agreement is three years renewable automatically thereafter on a year-to-year basis unless a party elects not to renew.

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

   In March 1995, the Company entered into a Master Agreement with QSI under which QSI was granted an exclusive worldwide license under certain NCT patents and technical information to market, sell and distribute transformer quieting products, turbine quieting products and certain other products in the utility industry. Under the Master Agreement, QSI is to fund development of the products by the Company and the Company is to manufacture the products. However, QSI may obtain the right to manufacture the products under certain circumstances, including NCT's failure to develop the products or the failure of the parties to agree on certain development matters. In consideration of the rights granted under the Master Agreement, QSI is to pay the Company a royalty of 6% of the gross revenues received from the sale of the products and 50% of the gross revenues received from sublicensing the rights granted to QSI under the Master Agreement after QSI has recouped 150% of the costs it incurred in the development of the products in question. The Company is obligated to pay similar royalties to QSI on its sale of the products and the licensing of rights covered under the Master Agreement outside the utility industry and from sales and licensing within the utility industry in the Far East. In addition to the foregoing royalties, QSI is to pay an exclusivity fee to the Company of $750,000; $250,000 of which QSI paid to the Company in June 1994. The balance is payable in equal monthly installments of $16,667 beginning in April 1995. QSI's exclusive rights become non-exclusive with respect to all products if it fails to pay any installment of the exclusivity fee when due. QSI also loses such rights with respect to any given product in the event it fails to make any development funding payment applicable to that product. The Master Agreement supersedes all other agreements relating to the products covered under the Master Agreement, including those agreements between the Company and QSI described above.

   Immediately following the execution to the Master Agreement, the Company and QSI entered into a letter agreement providing for the termination of the Master Agreement at the Company's election if QSI did not pay approximately $500,000 in payables then owed to the Company by May 15, 1995.

   In April 1995, the Company and QSI entered into a second letter agreement under which QSI agreed to forfeit and surrender the five year warrant to purchase 750,000 shares of the Company's common stock issued to QSI under the first Marketing Agreement described above. In addition, the $500,000 balance of the exclusivity fee provided for under the Master Agreement was reduced to $250,000 to be paid in 30 monthly installments of $8,333 each. The payment of the indebtedness to be paid under the first agreement described in the preceding paragraph also was revised to be the earlier of May 15, 1996, or the date of closing of a financing of QSI in an amount exceeding $1.5 million, whichever first occurs. Such indebtedness is to be evidenced by a promissory note, nonpayment of which is to constitute an event of termination under the Master Agreement.

   On May 21, 1996, the Company and QSI entered into a third letter agreement extending the time by which the payments from QSI to the Company under the April 1995 letter agreement described above were to be made. Under the third letter agreement, the payment of certain arrearages in the payment of the exclusivity fee was to be made not later than June 15, 1996, with the balance continuing to be payable by monthly payments of $8,333 as provided in the May 1995 letter agreement. In addition, the payment of the other indebtedness owed by QSI to the Company was to be paid by a payment of $25,000 at the time QSI obtained certain anticipated financing, with the balance paid by monthly payments of $15,000 each. Default in QSI's timely payment of any of the amounts specified in the May 21, 1996 letter agreement was to cause the immediate termination of the Master Agreement and all rights granted to QSI thereunder.

   On April 9, 1997, the Company and QSI entered into a fourth letter agreement revising the payment schedule set forth in the May 21, 1996 letter agreement applicable to the payment of the indebtedness owed to the Company by QSI other than the unpaid portion of the exclusivity fee. Under the revised schedule, the full amount of such indebtedness is to be paid by an initial payment of $125,000 on or before April 21, 1997, and a second payment of $200,000 on January 1, 1998. The Company is also entitled to receive 15% of any other financing obtained by QSI in the interim and interest at the rate of 10% per annum on the unpaid amount of such indebtedness from July 1, 1997. The fourth letter agreement also provides for the continuation of QSI's payment of the exclusivity fee in accordance with the earlier letter agreements, as well as the payment of $11,108 by April 21, 1997, for headset products sold by the Company to QSI in 1996. In the event of a default in QSI's timely payment of any of the amounts specified in the April 9, 1997 letter agreement, the Company has the right to cause the termination of the Master Agreement and all rights granted by QSI thereunder upon ten (10) days notice of termination to QSI.

   As of December 31, 1998, QSI owes the Company $239,000, which is fully reserved, for the exclusivity fee, rent and engineering services.

   The Company believes that the terms of its agreements with QSI are comparable to those that it could have negotiated with other persons or entities.

   On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor, subscribed and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. A secured convertible note, for $1.0 million was signed on January 26, 1999, and proceeds were received on January 28, 1999. The Note is to mature on January 25, 2001 and earn interest at the prime rate, as published from day to day in the Wall Street Journal, from the issue date until the Note becomes due and payable. The Holder shall have the right at any time on or prior to the day the Note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the Note, into fully paid and non-assessable shares of common stock of the Company at the conversion price. The conversion price shall be the lesser of (i) the average of the closing bid prices for the common stock on the securities market on which the common stock is being traded, for five (5) consecutive trading days prior to the date of conversion, or (ii) the fixed conversion price of $0.237. In no event will the conversion price be less than $0.15 per share. The Holder shall purchase the remaining $3.0 million principal amount of the secured convertible notes on or before June 30, 1999.

Compensation Committee Report on Executive Compensation

   As previously reported, at the conclusion of the Annual Meeting of Stockholders on July 17, 1996, Mr. Haft resigned as Chief Executive Officer of the Company and was appointed Chairman of the Board of Directors. The Board of Directors designated an Executive Committee comprised of Messrs. Haft and Parrella, with Mr. Haft acting as the Chairman of the Committee. The Board of Directors granted the Executive Committee the power and authority to act in the place of the Chief Executive Officer during the existence of a vacancy in that office. On June 19, 1997, Mr. Parrella was re-elected President and was elected Chief Executive Officer of the Company. At the conclusion of the Annual Meeting of Stockholders on October 20, 1998, Mr. Parrella was re-elected President and Chief Executive Officer of the Company.

   Mr. Parrella's salary for 1998 was continued at the rate of $120,000 per year, the same as his salary in 1997 and 1996. As reported in last year's Compensation Committee Report, on May 8, 1995, the Compensation Committee, in recognition of the efforts of Mr. Parrella under the difficult conditions the Company was then facing and in recognition of the importance of his continued services to the ongoing restructuring program, awarded Mr. Parrella a cash bonus of 1% of the cash to be received by the Company upon the establishment of certain significant business relationships. Any such percentage bonus was made contingent upon the execution of relevant documentation or other form of closing with regard to these relationships. Effective January 1, 1996, the above noted percentage bonus arrangement was extended indefinitely until modified or terminated by the Board of Directors. Mr. Parrella was paid a bonus of $205,889 under this percentage bonus arrangement during 1998. On January 15, 1998, the Board of Directors granted Mr. Parrella an option to purchase 6,000,000 shares of the Company's common stock. Vesting requirements were as follows: As to 2,000,000 shares, the date on which the Company's stockholders approve an amendment to the 1992 Plan increasing the number of shares covered by the 1992 Plan to 30,000,000 shares and providing for the other matters set forth in the resolutions adopted by the Board of Directors on January 15, 1998 (the "1/15/98 Amendment"); as to another 2,000,000 shares, the later to occur of (i) the date on which the Company's stockholders approve the 1/15/98 Amendment, or (ii) the date on which the Company's common stock has traded on The Nasdaq Stock Market, Inc.'s National Market System, Small Cap Market or Electronic Bulletin Board or other national or regional exchange or public trading facility as may then be applicable  at a price  of  $2.50  per  share  or  more  for  the  preceding  60 consecutive days or January 15, 2001, whichever shall first occur; as to the remaining 2,000,000 shares, the later to occur of (i) the date described in clause (i) of the preceding sentence, or (ii) the date on which the Company's common stock has traded on the trading facilities in clause (ii) of the preceding sentence at a price of $3.50 per share or more for the preceding 60 consecutive days or the date set forth in clause (ii) of the preceding sentence, whichever shall first occur. In addition, in 1998, Mr. Parrella received a $20,615 annual automobile allowance and the Company paid the $5,918 annual premium for a $2.0 million personal life insurance policy on his behalf.

   The base salary of Mr. Siomkos, as Senior Vice President, Operations, was established at $150,000. In addition to the salary, the Company granted him a one-time bonus of 100,000 shares of the Company's common stock in connection with his employment offer. Mr. Siomkos was granted an option to purchase 500,000 shares of the Company's common stock at an exercise price of $0.7813 per share on April 20, 1998, also in connection with his offer of employment. On December 4, 1998, the option was cancelled and reissued at $0.3125, the fair market value on the date of grant. In addition, Mr. Siomkos received an $8,367 automobile allowance.

   The base salary of Mr. Hammond, as Senior Vice President, Chief Financial Officer, was $94,000 for 1998, the same as his salary in 1997 and 1996. In recognition of Mr. Hammond's efforts in connection with the Company's private placements of $16.0 million of convertible preferred stock and other accomplishments, Mr. Hammond was awarded a cash bonus of $42,570 in 1998. In addition, the Company granted Mr. Hammond an option to purchase 250,000 shares of the Company's common stock at an exercise price of $1.0313 per share on February 14, 1998. On December 4, 1998, the option was cancelled and reissued at $0.3125, the fair market value on the date of grant. In addition, in 1998, Mr. Hammond received a $12,000 annual automobile allowance. On April 13, 1999, Mr. Hammond was elected to the additional offices of Treasurer and Assistant Secretary of the Company.

     Mr. Lebovics joined the Company in February 1998 as Vice President, Worldwide Sales, at a base salary of $95,000. In addition to the salary, Mr. Lebovics received a non-refundable draw of $25,000 per annum. On July 15, 1998, Mr. Lebovics' base salary was increased to $120,000 and the non-refundable draw was also increased to $30,000 per annum. Mr. Lebovics was promoted to Senior Vice President, Global Sales, in January 1999. The Company granted Mr. Lebovics an option to purchase 300,000 shares of the Company's common stock at an exercise price of $1.0313 per share on February 14, 1998. On December 4, 1998, the option was cancelled and reissued at $0.3125, the fair market value on the date of grant. In addition, Mr. Lebovics received a $5,000 automobile allowance.

   The base salary of Mr. Horton, as Senior Vice President, General Counsel and Secretary of the Company was established at $105,000 in 1998, which was the same as his salary rate for 1997. The Company granted Mr. Horton an option to purchase 100,000 shares of the Company's common stock at an exercise price of $1.0313 per share on February 14, 1998. On December 4, 1998, the option was cancelled and reissued at $0.3125, the fair market value on the date of grant. In addition, Mr. Horton received a $12,000 annual automobile allowance. Mr. Horton resigned as Senior Vice President, General Counsel and Secretary on February 19, 1999.

   The base salary of Ms. Lebovics, as Executive Vice President and President of NCT Hearing Products, Inc., was established at $105,000 for 1998, which was the same as her salary for 1997 and 1996. The Company granted Ms. Lebovics an option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $1.0313 per share on February 14, 1998. On December 4, 1998, the option was cancelled and reissued at $0.3125, the fair market value on the date of grant. In addition, Ms. Lebovics received a $12,000 annual automobile allowance. On April 13, 1999, Ms. Lebovics was elected Secretary of the Company.

   Because of the Company's uncertain business prospects and limited cash resources, in determining the appropriate levels of compensation for the Chief Executive Officer and the Named Executive Officers , the Compensation Committee did not deem it relevant, useful or even feasible to consider the compensation practices of other companies having more certain prospects and greater cash resources. Rather, the Compensation Committee took into consideration the contribution being made to the Company's development efforts by these officers, the extent to which they had received previous reductions in overall levels of compensation in November of 1994 in connection with the Company's restructuring, the absence, in many instances, of any material increase in salary or other cash compensation for any of the past several years, the importance of the Company continuing to receive their services and the benefit of their knowledge of the Company's technologies, and the Company's ability to provide them with adequate levels of remuneration either in cash or in securities. Accordingly, it is the opinion of the Committee that the above-described rates of compensation are reasonable in light of these factors and the financial condition of the Company.


                           THE COMPENSATION COMMITTEE


                           By:   /s/ STEPHAN CARLQUIST, Chairman
                                 /s/ SAM OOLIE


Performance Graph

Note: The stock price performance shown on the graph below is not necessarily indicative of future price performance.

                                 NCT Group, Inc.
                              Stock Performance (1)


                                [OBJECT OMITTED]




              12/31/93   12/31/94   12/31/95   12/31/96   12/31/97   12/31/98
              --------   --------   --------   --------   --------   --------

NCT             100         26         63         14         38         10

NASDAQ
Composite
Index           100         98        138        170        209        294

NASDAQ
Electronic
Component
Stock Index     100        110        183        316        332        513
(2)



(1) Assumes an investment of $100.00 in the Company's common stock and in each index on December 31, 1993.

(2) The Company has selected the NASDAQ Electronic Components Stock Index composed of companies in the electronics components industry listed on the NASDAQ National Market System. Because the Company knows of no other publicly owned company whose business consists solely or primarily of the development, production and sale of systems for the cancellation or control of noise and vibration by electronic means and other applications of Active Wave Management technology, it is unable to identify a peer group or an appropriate published industry or line of business index other than the NASDAQ Electronics Components Stock Index.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

   The following table sets forth, as of April 9, 1999, information concerning the shares of common stock beneficially owned by each person who, to the knowledge of the Company, is the holder of 5% or more of the common stock of the Company, each Director, and each Named Executive Officer, and all executive officers and Directors of the Company as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

                                    Amount and
                                     Nature of           Approximate
                                    Beneficial           Percentage
     Name of Beneficial Owner      Ownership (1)        Of Class (1)
  -------------------------------  --------------       --------------

  Michael J. Parrella                  6,250,333  (2)           3.38%
  John J. McCloy                       3,653,635  (3)           2.02%
  Jay M. Haft                          1,632,000  (4)           0.91%
  Sam Oolie                              715,000  (5)           0.40%
  Stephan Carlquist                      350,000  (6)           0.20%
  Paul D. Siomkos                        225,000  (7)           0.13%
  Cy E. Hammond                          444,718  (8)           0.25%
  Irving M. Lebovics                     275,000  (9)           0.15%
  John B. Horton                         654,417 (10)           0.37%
  Irene Lebovics                       1,588,067 (11)           0.89%
  All Executive Officers and
  Directors as a Group
  (11 persons)                        15,963,170 (12)           8.33%
  Carole Salkind                      10,119,043 (13)           5.67%
  Her Majesty The Queen,
  Province of Alberta, Canada         11,250,000 (14)           6.30%

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

(2)   Includes   862,500   shares   issuable  upon  the  exercise  of  currently
      exercisable warrants and 5,374,500 shares issuable upon the exercise of currently exercisable options.

(3)   Includes   862,500   shares   issuable  upon  the  exercise  of  currently
      exercisable warrants and 1,050,000 shares issuable upon the exercise of currently exercisable options.

(4)   Includes   218,500   shares   issuable  upon  the  exercise  of  currently
      exercisable warrants, 10,000 restricted shares and 1,403,500 shares issuable upon the exercise of currently exercisable options.

(5) Includes 25,000 restricted shares and 440,000 shares issuable upon the exercise of currently exercisable options.

(6)   Includes   350,000   shares   issuable  upon  the  exercise  of  currently
      exercisable options and 25,000 options to purchase shares in 1999.

(7) Includes 100,000 restricted shares and 125,000 shares issuable upon the exercise of currently exercisable options.

(8) Includes 25,000 shares issuable upon the exercise of currently exercisable warrants and 419,718 shares issuable upon the exercise of currently exercisable options.

(9) Includes 275,000 shares issuable upon the exercise of currently exercisable options.

(10) Includes 20,000 shares issuable upon the exercise of currently exercisable warrants and 634,417 shares issuable upon the exercise of currently exercisable options.

(11)  Includes   201,250   shares   issuable  upon  the  exercise  of  currently
      exercisable warrants and 591,300 shares issuable upon the exercise of currently exercisable options.

(12) Includes 2,189,750 shares issuable to 6 executive officers and directors of the Company upon the exercise of currently exercisable warrants, 10,838,435 shares issuable to 11 executive officers and directors of the Company upon the exercise of currently exercisable options, 135,000 restricted shares issued to 2 directors and one executive officer of the Company and 25,000 shares issuable to 1 director of the Company which become exercisable in 1999. Does not include 6,240,000 shares issuable to 8 executive officers of the Company which become exercisable over the passage of time.

(13) Carole Salkind's address is 801 Harmon Cove Towers, Secaucus, New Jersey 07094.

(14) Her Majesty the Queen, Province of Alberta, Canada's address is Room 530, Terrace Building, 9515 107th Street, Edmondton, Alberta T5K 2C3.

                            FINANCIAL STATEMENT INDEX

                                 NCT Group, Inc.

                                                              Page

Independent Auditors' Report                                  F-1

Consolidated Balance Sheets as of December 31, 1997 and 1998  F-2

Consolidated   Statements  of  Operations  and  Consolidated  F-3
Statement  of Comprehensive Loss for the years ended
December 31, 1996, 1997 and 1998

Consolidated Statements of Stockholders' Equity, for the      F-4
years ended December 31, 1996, 1997 and 1998

Consolidated Statements of Cash Flows,for the years ended     F-6
December  31, 1996, 1997 and 1998

Notes to Financial Statements                                 F-7


                           Top Source Automotive, Inc.

Report of Independent Certified Public Accountants            F-49

Balance Sheets as of September 30, 1998 and 1997              F-50

Statements of Operations for the years ended                  F-51
September 30, 1998, 1997 and 1996

Statements of Cash Flows for the years ended                  F-52
September 30, 1998, 1997 and 1996

Notes to Financial Statements                                 F-53


                           Exhibits

Exhibit 23(a) Consent of Richard A. Eisner & Company, LLP       33

Exhibit 99    Consent of Peters Elworthy & Moore                34

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

   Total revenues recorded by the Company relating to the joint ventures and alliances, or their principals, for technology licensing fees, engineering and development services and product sales were as follows:

                                               (in thousands of dollars)
                                                Years ended December 31,
                                          -------------------------------------
        Joint Venture/Alliance                 1996         1997         1998
----------------------------------------  -----------  -----------   ----------
Walker Noise Cancellation Technologies          $ 90         $ 61         $  -
Ultra Electronics, Ltd.                           62            -           68
Magneti Marelli S.p.A.                            28            -           80
Siemens Medical Systems, Inc.                    319          172          102
Foster/NCT Supply, Ltd.                           10           28            -
AB Electrolux                                     12           34            -
Hoover Universal, Inc.                           713            -            -
OnActive Technologies, LLC                         -            -           75
TS/2 Inc.                                          -            -          275
VLSI Technology, Inc.                              -            -          285
STMicroelectronics S.A. &                          -            -          246
    STMicroelectronics S.r.l
NXT plc                                            -        3,000            -
                                          -----------  -----------   ----------

                 Total                        $1,234       $3,295       $1,131
                                          ===========  ===========   ==========

   Outlined below is a summary of the nature and terms of selected ventures or alliances:

Joint Ventures:

   OnActive Technologies, L.L.C. ("OAT") and the Company entered into an Operating Agreement in December 1995 with Applied Acoustic Research, L.L.C., ("AAR") to design, develop, manufacture, market, distribute and sell flat panel transducers and related components for use in audio applications and audio systems installed in ground based vehicles. Initial capital contributions by the Company and AAR were nominal and neither company was required to make any additional contribution to OAT. In May 1996, the Operating Agreement was amended to include Johnson Controls, Inc.'s ("JCI's) $1.5 million, 15% equity interest in OAT and acquired exclusive rights in the automotive OEM market to certain of the Company's and AAR's related patents for a total of $1.5 million, which was paid 50/50 to the Company and AAR. In connection therewith, the Company recorded a license fee of $750,000 during the year ended December 31, 1996. The Operating Agreement provided that services and subcontracts provided to OAT by the Company, AAR, or JCI (collectively, the "Members"), are to be compensated by OAT at 115% of the Members fully burdened cost. However, during 1996, administrative services required by OAT were provided by the Company and not charged to OAT. During 1996 such services were nominal. As of December 31, 1995 the Company recognized $80,000 of income relating to its share of 1995 profit in OAT. As of December 31, 1996 the Company reversed the $80,000 of income which related to its share of the 1996 loss in OAT. On October 8, 1998, the Members signed a Redemption Agreement, an Amended and Restated License Agreement, a Termination Agreement, and a License Agreement (collectively, the "Termination Agreements") terminating the ownership interest of NCT Audio, a subsidiary of the Company. NCT Audio had its ownership interest in OAT redeemed by OAT in exchange for the rights and licenses granted NCT Audio, under the License Agreement together with a cash payment of seventy-five thousand dollars ($75,000), the discharge of any indebtedness of NCT Audio to OAT, the license to certain technology in accordance with specific terms and limitations set forth in that certain
Aftermarket-TDSS License, and the right to receive 22.5% (twenty-two and one half percent) of all royalties to be paid by JCI, relating to the licensing of that certain proprietary intellectual property of the Company known as Top Down Surround Sound ("TDSS").

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

   VLSI Technology, Inc. ("VLSI"). On February 5, 1998, the Company entered into a license, engineering and royalty agreement with VLSI. Under the terms of the agreement, the Company has granted a non-exclusive license to VLSI for certain patents and patents pending which relate to the Company's ClearSpeech(R) technologies. Along with the license, the Company has recorded $0.3 million in related engineering revenue. The Company will recognize royalties on future products sold by VLSI incorporating the ClearSpeech(R) technology.

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

6. Other Assets:

     On August 14, 1998, NCT Audio agreed to acquire substantially all of the business assets of Top Source Automotive, Inc. ("TSA"), an automotive original equipment audio system supplier. On June 11, 1998, NCT Audio paid a non-refundable deposit of $1,450,000 towards the purchase price, which is included in other assets. The total cash purchase price is $10,000,000, and up to $6,000,000 in possible future contingent payments to be paid in either NCT Audio common stock or cash, at the seller's election. The transaction is subject to approval of the shareholders of Top Source Technologies, Inc. ("TST"), TSA's parent company. On July 31, 1998, NCT Audio paid TST $2,050,000, to be held in escrow with securities and documentation necessary to represent beneficial ownership of 20% of the total equity rights and interests in TSA, until such time as TST's stockholders approve the sale of the business assets of TSA. Such approval was received on December 15, 1998, and at that time, the $2,050,000 was delivered to TSA. In return, NCT Audio took ownership of the documentation and securities. The Company has the exclusive option to purchase the assets of TSA at any time through March 31, 1999. If the acquisition of the 20% interest in TSA had occurred as of January 1, 1998, the Company's unaudited net loss and net loss per share basic and diluted would have been $(14.8) million and $(0.13), respectively.

   Unaudited summarized financial information of TSA is as follows:


                                        For the Twelve
                                         Months Ended
      (in thousands of dollars)       September 30, 1998
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

   At the Annual Meeting of Stockholders held on October 20, 1998, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 185 million to 255 million shares. Such action was deemed by the Board of Directors to be in the best interest of the Company to make additional shares of the Company's common stock available for an increase in the number of shares of common stock covered by the 1992 Plan pursuant to an amendment of the 1992 Plan approved by the stockholders at such Annual Meeting, and for acquisitions, public or private financings involving common stock or preferred stock or other securities convertible to common stock, stock splits and dividends, present and future employee benefit programs and other corporate purposes.

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

   Common Shares available for common stock options, warrants and convertible securities:

   At December 31, 1998, the aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants was 30.6 million shares (see Note 9), and the aggregate number of shares of common stock required to be reserved for issuance upon conversion of issued and outstanding shares of Series C Convertible Preferred Stock was 1.5 million shares. The Company also has reserved 15.4 million shares of common stock for issuance to certain holders of NCT Audio common stock upon their exercise of certain rights to exchange their shares of NCT Audio common stock for shares of the Company's common stock, 26.0 million shares of common stock for issuance upon the conversion of the 1998 Series D Preferred Stock Private Placement and 30.0 million shares of common stock for issuance upon the conversion of the 1998 Series E Preferred Stock Private Placement. At December 31, 1998, the number of shares available for the exercise of options and warrants was 39.4 million and of the outstanding options and warrants, options and warrants to purchase 22.6 million shares were currently exercisable. Common shares issued and issuable exceed the number of shares authorized at December 31, 1998. However, should shares of common stock issued reach the authorized limit, shares in excess of the limit will be borrowed from the 1992 Plan.

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


9.   Common Stock Options and Warrants:

     The Company applies APB 25 in accounting for its various employee stock option incentive plans and warrants and, accordingly, recognizes compensation expense as the difference, if any, between the market price of the underlying common stock and the exercise price of the option on the date of grant. The effect of applying SFAS No. 123 on 1996, 1997 and 1998 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future periods due to, among other factors, (i) the vesting period of the stock options and (ii) the fair value of additional stock option grants in future periods. If compensation expense for the Company's stock option plans and warrants had been determined based on the fair value of the options or warrants at the grant date for awards under the plans in accordance with the methodology prescribed under SFAS No. 123, the Company's net loss would have been $(12.8) million, $(15.8) million and $(19.0) million, or $(0.13), $(0.14) and $(0.16)
basic and diluted per share in 1996, 1997 and 1998, respectively. The fair value of the options and warrants granted in 1996, 1997 and 1998 are estimated in the range of $0.48 to $0.58, $0.16 to $4.07 and $0.24 to $0.81 per share, respectively, on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield 0%, volatility of 1.225,
1.289 and 1.307 in 1996, 1997 and 1998, respectively, risk free interest rates in the range of 5.05% to 6.50%, 5.79% to 6.63% and 5.28% to 5.55% for 1996, 1997
and 1998, respectively, and expected life of 3 years. The weighted average fair value of options granted during 1996, 1997 and 1998 are estimated in the range of $0.49, $0.13 to $0.58, and $0.53 per share, respectively also using the Black-Scholes option-pricing model.

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

   Information with respect to warrant activity is summarized as follows:

                                               Years Ended December 31,
                      ------------------------------------------------------------------------
                                  1996                    1997                   1998
                      ------------------------------------------------------------------------
                                      Weighted                Weighted               Weighted
                                      Average                 Average                Average
                                      Exercise                Exercise               Exercise
                          Shares      Price       Shares      Price       Shares     Price
                      ------------------------------------------------------------------------
Outstanding at
beginning of year       4,032,541     $0.71     3,888,539     $0.72     3,146,920    $0.81
Warrants granted                -         -     2,846,923     $0.76     1,588,164    $0.92
Warrants exercised       (144,002)    $0.45      (854,119)    $0.41             -        -
Warrants canceled,
expired or forfeited            -         -    (2,734,423)    $0.75      (362,400)   $1.16
                        ---------               ---------               ---------
Outstanding at end
of year                 3,888,539     $0.72     3,146,920     $0.81     4,372,684    $0.82
                        =========               =========               =========

Warrants exercisable
at year-end             3,888,539     $0.72     3,146,920     $0.81     4,172,684    $0.86
                        =========               =========               =========

   The following table summarizes information about warrants outstanding at December 31, 1998:




                              Warrants Outstanding                Warrants Exercisable
                    ----------------------------------------    ------------------------
                                      Weighted
                                      Average
                                      Remaining     Weighted                    Weighted
                                      Contractual   Average                     Average
Range of            Number            Life          Exercise    Number          Exercise
Exercise Price      Outstanding       (In Years)    Price       Exercisable     Price
--------------      -----------       -----------   --------    -----------     --------
$0.50 to $4.00       4,372,684           2.02        $0.82       4,172,684       $0.86

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

   The types of temporary differences that give rise to significant portions of the deferred tax assets and the federal and state tax effect of those differences as well as federal net operating loss and research and development credit at December 31, 1997 and 1998 were as follows:

                                         (in thousands of dollars)
                                        -------------------------
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


13.  Commitments and Contingencies:

   The Company is obligated for minimum annual rentals (net of sublease income) under operating leases for offices, warehouse space and laboratory space, expiring through April 2007 with various renewal options, as follows:


                                          (in thousands
                                           of dollars)
                -----------------------  ----------------
                     Year Ending
                     December 31,            Amount
                -----------------------  ----------------
                         1999                $  679
                         2000                   669
                         2001                   523
                         2002                    63
                         2003                    63
                      Thereafter                203
                                         ================
                        Total                $2,200
                                         ================

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


15. Geographical Information (by country of origin) - Total Segments:


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

                               ARTHUR ANDERSEN LLP


                     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders of Top Source Technologies, Inc.:

We have audited the accompanying balance sheets of Top Source Automotive, Inc. (a Michigan corporation) as of September 30, 1998, and 1997, and the related statements of operations and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Top Source Automotive, Inc. as of September 30, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP
West Palm Beach, Florida
January 7, 1999

                           TOP SOURCE AUTOMOTIVE, INC.

                                  BALANCE SHEETS
                        AS OF SEPTEMBER 30, 1998 and 1997
-------------------------------------------------------------------------------
ASSETS                                            1998               1997
                                              -----------        -----------
Current Assets:
  Accounts receivable trade                   $ 1,599,456        $ 2,198,633
  Inventories                                     349,320            764,788
  Prepaid expenses                                 79,186             64,552
  Other                                            21,988             37,619
                                              -----------        -----------
Total current assets                            2,049,950          3,065,592
Property and equipment, net                       234,960            456,938
Manufacturing and distribution rights, net        147,876            157,013
                                              ===========        ===========
TOTAL ASSETS                                  $ 2,432,786        $ 3,679,543
                                              ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                            $   245,596        $   615,420
  Accrued liabilities                              42,044            261,969
                                              -----------        -----------
Total current liabilities                         287,640            877,389

Commitments and contingencies (Note 6 )

Stockholders' equity:
  Common stock-$.10 par value, 1,000 shares
authorized, issued and outstanding in 1998
and 1997, respectively                                100                100
  Additional paid-in capital                      394,821            394,821
  Retained earnings                             5,655,589          5,024,029
  Receivable from parent                       (3,905,364)        (2,616,796)
                                              ------------       ------------
Total stockholders' equity                      2,145,146          2,802,154
                                              ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 2,432,786        $ 3,679,543
                                              ============       ============

The accompanying notes to financial statements are an integral part of these balance sheets.

                           TOP SOURCE AUTOMOTIVE, INC.


                             STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------
                                                   1998             1997             1996
                                              --------------------------------------------------
Product sales                                 $ 10,815,205      $16,580,270      $16,102,523

Cost of product sales                            7,417,402       11,197,664       10,749,431
                                              --------------------------------------------------

Gross profit                                     3,397,803        5,382,606        5,353,092
                                              --------------------------------------------------

Expenses:
  General and administrative                       654,561          674,265          660,198
  Selling and marketing                            448,393          354,136          369,292
  Overhead allocation from parent                1,100,000        1,100,000        1,100,000
  Depreciation and amortization                     68,850           76,573           94,080
  Restructuring expense                             15,471           51,433                -
  Research and development                          38,871           35,038           35,689
                                              --------------------------------------------------
Total expenses                                   2,326,146        2,291,445        2,259,259
                                              --------------------------------------------------

Income from operations                           1,071,657        3,091,161        3,093,833

Other income (expense):
  Interest income                                      306            1,208            2,489
  Interest expense                                  (1,831)          (2,660)          (1,805)
  Other income (expense), net                      (24,244)          (4,143)          44,775
                                              --------------------------------------------------
Net other income (expense)                         (25,769)          (5,595)          45,459
                                              --------------------------------------------------
Income before income taxes                       1,045,888        3,085,566        3,139,292
Income tax expense                                (414,328)      (1,173,092)      (1,242,359)
                                              --------------------------------------------------
Net income                                    $    631,560     $  1,912,474     $  1,896,933
                                              ==================================================

The accompanying notes to financial statements are an integral part of these statements.



                           TOP SOURCE AUTOMOTIVE, INC.


                             STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                                                 ---------------------------------------------
                                                      1998          1997           1996
                                                 ---------------------------------------------
OPERATING ACTIVITIES:
    Net income                                   $   631,560   $  1,912,474     $  1,896,933
    Adjustments to reconcile net income to
       net cash provided by operating
       activities:
    Depreciation                                     278,175        323,444          339,783
    Amortization                                      47,055         45,413           44,737
    Loss on disposal of equipment                      6,188         33,788           23,722
    Decrease (increase) in accounts
      receivable, net                                599,177      1,271,344         (690,613)
    Decrease (increase) in inventories               415,468       (293,877)          (2,742)
    Decrease (increase) in prepaid expenses          (14,634)        69,983          (89,660)
    Decrease (increase) in other current
      assets                                          15,631         11,365          (23,821)
    Increase (decrease) in accounts payable         (369,824)      (620,777)         330,267
    Increase (decrease) in accrued
      liabilities                                   (219,925)         6,748           47,881
                                                ----------------------------------------------
Net cash provided by operating activities          1,388,871      2,759,905        1,876,487
                                                ----------------------------------------------

INVESTING ACTIVITIES:
    Purchases of property and equipment,
      net                                            (62,385)      (357,940)        (516,968)
    Reimbursement of tooling costs                         -         63,364          465,222
    Additions to manufacturing and
      distribution rights, net                       (37,918)        (2,706)         (14,787)
                                                -----------------------------------------------
Net cash used in investing activities               (100,303)      (297,282)         (66,533)
                                                -----------------------------------------------

FINANCING ACTIVITIES:
   Increase in receivable from Parent             (1,288,568)    (2,462,623)      (1,809,954)
                                                -----------------------------------------------
Net cash used in financing activities             (1,288,568)    (2,462,623)      (1,809,954)
                                                -----------------------------------------------
Net increase (decrease) in cash and cash
  equivalents                                   $          -     $        -     $          -
                                                ===============================================

The accompanying notes to financial statements are an integral part of these statements.

TOP SOURCE AUTOMOTIVE, INC.
-------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Top Source Automotive, Inc. (the "Company" or "TSA") is focused on developing and assembling a patented automotive overhead mounted speaker system, which is called the Overhead Speaker System. The Company is a wholly owned subsidiary of Top Source Technologies, Inc. (the "Parent Company")

Revenue Recognition - Revenue is currently derived from sales of the OHSS for both production line and automotive dealership installed units.

Inventories - Inventories are stated at the lower of cost or market and are valued by the first-in, first-out (FIFO) method.

Fair value of Financial Instruments - The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximates fair value.

Property and Equipment - Property and equipment are stated at cost. Repairs and maintenance costs are charged to expense as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, or the lease term if shorter. When property or equipment is retired or otherwise disposed of, the cost less related accumulated depreciation is removed from the accounts and the resulting gains or losses are included in other expense in the accompanying statements of operations.

Manufacturing and Distribution Rights and Patents - These assets are valued at the lower of cost or net realizable value and are being amortized using the straight-line method over the terms of the agreements or life of the patents, ranging from ten to thirteen years.

Research and Development - The costs associated with research and development of products and technologies are expensed as incurred.

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. STATEMENTS OF CASH FLOWS

There were no significant non-cash investing or financing activities for the years ended September 30, 1998, 1997 and 1996.

3. INVENTORIES

Inventories consisted of the following at September 30, 1998 and 1997:

                         1998           1997

Raw materials          $247,538       $704,586
Finished goods          101,782         60,202
                       --------       --------
                       $349,320       $764,788
                       ========       ========

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1998 and 1997:

                                 Useful
                              Life (Years)            1998          1997
                              ------------       ------------  ------------

Equipment                        2-12            $   305,813   $   296,028
Computer equipment               3-4                 292,273       274,583
Tooling                          2                   276,446       242,360
Furniture and fixtures           3-5                 126,914       126,089
Vehicles and delivery equipment    3                  47,124        60,230
Leasehold improvements           2-5                 146,746       146,746
                                                 ------------  ------------
                                                   1,195,316     1,146,036
Less:  accumulated depreciation                     (960,356)     (689,098)
                                                 ------------  ------------
                                                 $   234,960   $   456,938
                                                 ============  ============

Depreciation of tooling and production equipment incurred in manufacturing OHSS in the amount of $256,380, $292,284, and $290,440 for the years ended September 30, 1998, 1997, and 1996, respectively, has been allocated to cost of sales as it directly relates to the products sold.

5. MANUFACTURING AND DISTRIBUTION RIGHTS AND PATENTS

Manufacturing and distribution rights and patents consisted of the following at September 30, 1998 and 1997:

                                     Useful
                                   Life (Years)       1998          1997
                                   ------------  ------------  ------------

Manufacturing rights                   13        $    58,438   $    58,438
Distribution rights                    13            437,501       437,501
 Patents                               10            111,223        73,305
                                                 ------------  ------------
                                                     607,162       569,244
Less: accumulated amortization                      (459,286)     (412,231)
                                                 $   147,876   $   157,013
                                                 ============  ============

OHSS  (Overhead Speaker System)
The Company has the exclusive right to produce and sell Pelo Sound products in North, Central and South America and a non-exclusive right to produce and sell the products in all other areas of the world, excluding Europe. The value of these rights is being amortized over thirteen years, and has a remaining net book value of $13,211 at September 30, 1998.

The Company has distribution rights acquired from B&R International Imports, Corp. related to its Overhead Speaker System. The net book value of these rights, which are being amortized over thirteen years, is $51,864 at September 30, 1998. The Company also has patents on the OHSS relating to improvements and perfection's on the Overhead Speaker System. The value of these patents is being amortized over ten years and has a remaining net book value of $82,801 at September 30, 1998.

6. COMMITMENTS AND CONTINGENCIES

The Company leases office space under noncancelable operating leases. Future minimum rental commitments under these leases are as follows:

      Fiscal Year Ending September 30:
      1999      $191,100
      2000       143,325

Total rental expense amounted to $197,482, $192,486 and $191,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

The Parent Company enacted a Retirement Salary Savings Plan (401(k)) (the "Plan") effective October 1, 1993. All employees that were employed on October 1, 1993 were eligible to join the Plan. Otherwise, they will be eligible to participate in the Plan if they have completed three months of service and have attained the age of 21. The enrollment dates are the first day of each quarter. The Company will match 25% of each dollar contributed by an employee to the Plan on the first 6% of the salary deferral, not to exceed 1 1/2% of the employee's total salary eligible under the Plan. The cost the Company incurred for matching employee contributions and administrative costs during fiscal 1998, 1997, and 1996 was $9,282, $10,694, and $8,096, respectively.

TSA is a co-borrower to the Parent Company's $5,000,000 credit facility ("Credit Facility") with NationsCredit Commercial Corporation ("NationsCredit"). The Credit Facility, which is secured by substantially all of the assets of the Company, enables the Parent Company to borrow up to $5,000,000 based on certain percentages of accounts receivable and inventory balances. The Credit Facility allows for borrowing up to 85% of eligible accounts receivable and 50% of inventory. The interest rate on this Credit Facility is 1-1/2% over the prime rate and is payable monthly with a required minimum borrowing level of $2,500,000 for fee calculation purposes. The Credit Facility calls for certain financial covenants that, if not met, would cause a default under the Credit Facility and increase the interest rate by 2% over current levels. As of September 30, 1998, the covenant requiring the Parent Company's fiscal year pre-tax loss, not to exceed certain levels, as defined in the Credit Facility has not been met by the Parent Company. NationsCredit agreed to waive this covenant through fiscal 1999. The Parent Company plans to repay the Credit Facility in full upon the ultimate sale of TSA (See Note 10 Sale of Top Source Automotive, Inc.). Upon payment of the Credit Facility, NationsCredit will release the lien, which it holds on all of the assets of the Parent Company including TSA's common stock and assets.

For accounting purposes, all amounts outstanding under the Credit Facility appear on the financial statements of the Parent Company. Therefore, all amounts drawn or repaid in connection with activity associated with TSA flow through their intercompany account, which is non interest bearing, and is classified as a receivable from parent which is a component of stockholders' equity. (See Note 9 Related Party Transactions)

7. INCOME TAXES

The Company's taxable results are included within the consolidated tax return of the Parent Company for the years ended September 30, 1998, 1997, and 1996. The provision for income taxes is based on the application of the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109") to the Company as if it were a separate taxpayer. Accordingly, the income tax expense included in the accompanying statement of operations includes both Federal tax at a statutory rate of 34% and state taxes.

Cash paid for state income taxes for the years ended September 30, 1998, 1997 and 1996 was approximately $59,000, $124,000 and $140,000 which primarily related to state income tax expense.

8. CONCENTRATION OF CREDIT RISK

In fiscal 1998, the majority of the Company's overall revenue was derived from one customer, an OEM, which accounted for 99% of the total business activity. That same customer accounted for 99% of net sales in both 1997 and 1996. As of September 30, 1998 the Company's receivable balance from this OEM customer was approximately $1,598,612. The loss of this customer would have a material adverse effect on the Company. Export sales in 1998, 1997 and 1996 were insignificant.

9.  RELATED PARTY TRANSACTIONS

The Parent Company's corporate general and administrative costs not specifically attributable to its operating subsidiaries have been allocated to TSA and its other oil analysis subsidiary. Such costs are included in "overhead allocation from parent" in the accompanying Statements of Operations and were approximately $1,100,000 for the years ended September 30, 1998, 1997 and 1996, respectively. Management believes that the amounts allocated to the Company are no less favorable to the Company than the expenses the Company would incur to obtain such services on its own or from unaffiliated third parties.

In connection with the sale of substantially all of the assets and liabilities of TSA as discussed in Note 10, management of the Company intends to treat the receivable from the parent as an equity distribution. Accordingly, the receivable from the parent has been shown as a separate line in Stockholders' Equity as a reduction of stockholders' equity in the accompanying balance sheets.

10. SALE OF TOP SOURCE AUTOMOTIVE, INC.

On August 14, 1998, the Parent Company executed a Definitive Asset Purchase Agreement ("Agreement") with NCT Audio Products Inc., (the "Buyer"or "NCT"), a subsidiary of the NCT Group, Inc. of Stamford, Connecticut (NASDAQ: "NCTI") to purchase substantially all of the assets and liabilities of TSA.

Under the terms and subject to the conditions of the Agreement, on the closing date (the "Closing" or the "Closing Date"), the Buyer agreed to purchase 100% of the assets (the "Assets") and assume substantially all of the liabilities of TSA for a minimum of $10,000,000. The purchase consideration of $10,000,000 consists of a non-refundable deposit of $1,450,000 paid to TSA on June 10, 1998 ("Step I"), $2,050,000, which was paid into escrow on July 30, 1998 and released to the Parent Company (and became non-refundable) on December 15, 1998 as a result of an affirmative shareholder approval from the Parent Company shareholders ("Step II"), and the balance of $6,500,000 due at the Closing, which was to occur by March 31, 1999 ("Step III"). Additionally, under the terms of the Agreement, TSA could receive up to an additional $6,000,000 payable to the Parent Company in cash expressly contingent upon the future earnings of the Buyer's subsidiary as defined under the Agreement, for a two-year period following the Closing.

The consummation of the proposed transaction is subject to the satisfaction or waiver of certain conditions including the Buyer obtaining the necessary financing. As a result of the completion of Steps I and II of the transaction, the Buyer became a 20% owner of the Common Stock of TSA. On January 7, 1999, the Buyer of TSA's Assets, by virtue of not exercising its right to receive an additional 15% minority stake in TSA maintained its exclusive right to complete the remainder of the transaction by March 31, 1999. As a result, the Buyer will remain as a 20% minority owner of TSA unless Step III of the transaction is completed. On March 30, 1999, the Parent Company granted the Buyer an extension until May 28, 1999 to complete the purchase of TSA. As consideration for this extension, the Parent Company received a non-refundable fee from the Buyer of $350,000. This extension fee consisted of $20,685 in cash, $125,000 of the Buyer's minority interest in TSA earnings and a $204, 315 note payable due on April 16, 1999 (the "Note") from the Buyer to TSA. Additionally, due to the Buyer's failure to close the transaction by March 31, 1999, the Parent Company received a penalty premium of $100,000 of the Buyer's convertible preferred stock.

If the Note is paid to TSA by April 16, 1999 and the transaction closes by May 28, 1999, then the Buyer will be allowed to apply the $350,000 extension fee as a credit against the $6,500,000 due to be paid at closing. In the event the closing occurs by May 28, 1999 and the Note is paid after April 16, 1999 but before May 1, 1999, then $145,685 of the extension fee can no longer be applied as a credit against the $6,500,000 due to be paid at closing.

In event the closing occurs by May 28, 1999 and the Note is not paid by April 30, 1999, then none of the $350,000 extension fee can be applied as a credit against the $6,500,000 due to be paid at closing. In the event the closing does not occur by May 28, 1999, irrespective of whether or not the Note has been paid by April 16, 1999 or before April 30, 1999 then none of the $350,000 extension fee can be applied as a credit against the $6,500,000 due to be paid at closing. Additionally, if the closing does not occur by May 28, 1999, the buyer will forfeit all minority earnings in TSA from June 1999 through May 2000.

If the transaction fails to close by May 28, 1999, the Parent Company will be free to attempt to find another purchaser of TSA and the Buyer will be obligated to sell its TSA shares to any such purchaser on the same terms and conditions as the Company receives for its TSA Common Stock.

If the Buyer fails to complete Step III of the transaction, the Parent Company will not receive the final payment of $6,500,000. This may have an adverse effect on the short-term financial condition of the Parent Company.

In order to consummate the proposed transaction, the Parent Company must pay in full its Credit Facility with NationsCredit. Upon payment of its Credit Facility, NationsCredit will release the lien, which it holds on all of the assets of the Company, and thus effectively cancel the Credit Facility.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NCT GROUP, INC.


                                                By: /s/ CY E. HAMMOND
                                                    -----------------
                                                    Cy E. Hammond
                                                    Senior Vice President,
                                                    Chief Financial Officer

April 30, 1999