Form 10-K/A
period 1998-12-31
NCT GROUP INC
filed 1999-05-03
CIK 722051

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-K/A2

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

   Overview

     On April 7, 1999, the Company issued a news release including information about $3.6 million of technology license fees and net profit of $0.1 million for the first quarter of 1999. Such revenue recognition and the resulting net profit were not audited. In the circumstances, the amount that may be recognized for such technology license fees is dependent on a definitive license agreement and certain valuation considerations. The technology license fee consideration is occasioned by 3,600 shares of Series E Preferred Stock returned to the Company in lieu of cash consideration.

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

May 3, 1999