Form 10-Q
period 1999-03-31
NCT GROUP INC
filed 1999-05-24
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 1999

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

                     174,237,793 shares outstanding as of May 10, 1999

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)

                                                        (In thousands except per share amounts)
                                                              Three Months Ended March 31,
                                                        ---------------------------------------
                                                                    1998           1999
                                                                 ----------     ----------
REVENUES:
   Technology licensing fees and royalties                       $     310      $   2,722
   Product sales, net                                                  402            652
   Engineering and development services                                 22            809
                                                                 ----------     ----------
     Total revenues                                              $     734      $   4,183
                                                                 ----------     ----------

COSTS AND EXPENSES:
   Cost of product sales                                         $     303      $     434
   Cost of engineering and development services                         22            508
   Selling, general and administrative                               2,677          2,985
   Research and development                                          1,464          1,713
   Equity in net loss of unconsolidated affiliates
    (net of amortization of goodwill of $191)                            -            103
   Interest income, net                                               (121)           (24)
                                                                 ----------     ----------
     Total costs and expenses                                    $   4,345      $   5,719
                                                                 ----------     ----------

NET (LOSS)                                                       $  (3,611)     $  (1,536)

   Preferred stock dividend requirement                          $   1,690      $   5,561
   Accretion of difference between carrying
     amount and redemption amount of
     redeemable preferred stock                                        385            159
                                                                 ----------     ----------

NET (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                              $  (5,686)     $  (7,256)
                                                                 ==========     ==========

Basic and diluted loss per share                                 $   (0.04)     $   (0.05)
                                                                 ==========     ==========

Weighted average common shares outstanding                          131,161       158,504
                                                                 ===========    ==========


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS)
(in thousands, unaudited)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                   1998            1999
                                                                 ---------       --------

NET (LOSS)                                                       $ (3,611)       $(1,536)

Other comprehensive income/(loss)
  Currency translation adjustment                                      (3)            24
                                                                 ---------       --------

COMPREHENSIVE (LOSS)                                             $ (3,614)       $(1,512)
                                                                 =========       ========

The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)                        (in thousands of dollars)
                                                                    December 31,         March 31,
                                                                       1998                1999
                                                                    ------------        -----------
ASSETS                                                                                  (Unaudited)
Current assets:
     Cash and cash equivalents (Note 1)                             $      529          $      329
     Accounts receivable:
                Technology license fees and royalties                      192                 312
                Other                                                      691               1,236
                Unbilled                                                    61                 198
         Allowance for doubtful accounts                                  (228)               (255)
                                                                    ------------        -----------
                     Total accounts receivable, net                 $      716          $    1,491

     Inventories, net of reserves (Note 2)                               3,320               3,483
     Other current assets                                                  185                 163
                                                                    ------------        -----------
                     Total current assets                           $    4,750          $    5,466

Property and equipment, net                                                997                 890
Goodwill, net                                                            1,506               1,400
Patent rights and other intangibles, net (Note 5)                        2,881               2,735
Other assets (Note 4)                                                    5,331               5,588
                                                                    ------------        -----------
                                                                    $   15,465          $   16,079
                                                                    ============        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $    3,226          $    4,422
     Accrued expenses                                                    1,714               1,621
     Accrued payroll, taxes and related expenses                           241                 307
     Other liabilities (Note 5)                                            756                 667
     Customers' advances                                                     -                  30
                                                                    ------------        -----------
                     Total current liabilities                      $    5,937          $    7,047
                                                                    ------------        -----------
Long term liabilities:
     Note payable (Note 6)                                          $        -          $    1,073
                                                                    ------------        -----------
                     Total long term liabilities                    $        -          $    1,073
                                                                    ------------        -----------
Commitments and contingencies

Minority interest in consolidated subsidiary
  Preferred stock in subsidiary, $.10 par value, 1,000
    shares authorized, issued and outstanding 60 and 3 shares, respectively (redemption amount $6,102,110 and $308,121,
    respectively)                                                   $    6,102          $      308
                                                                    ------------        -----------

Stockholders' equity (Note 3)
Preferred stock, $.10 par value, 10,000,000 shares authorized
  Series C Preferred stock, 700 shares issued and outstanding
    (redemption amount $731,222 and $738,126, (respectively)               702                 709
  Series D Preferred stock, issued and outstanding 6,000 and 0 shares, respectively (redemption amount $6,102,110 and $0,
    respectively)                                                        5,240                   -
  Series E Preferred stock, issued and outstanding, 10,580 and
    6,980 shares, respectively (redemption amount $10,582,319
    and $7,040,953, respectively)                                        3,298               6,676

Common stock, $.01 par value, 255,000,000 shares, authorized; issued
    156,337,316 and 180,315,858 shares, respectively                     1,563               1,803

Additional paid-in-capital                                             107,483             112,655
Unearned portion of compensatory stock, warrants and options              (238)               (184)
Accumulated deficit                                                   (107,704)           (109,240)
Cumulative translation adjustment                                           45                  69
Stock subscriptions receivable                                          (4,000)             (1,874)
Treasury stock (6,078,065 shares)                                       (2,963)             (2,963)
                                                                    ------------        -----------
                     Total stockholders' equity                     $    3,426          $    7,651
                                                                    ------------        -----------
                                                                    $   15,465          $   16,079
                                                                    ============        ===========

The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)                                                            (in thousands of dollars)
                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                        1998             1999
                                                                     -----------      -----------

Cash flows from operating activities:

   Net (loss)                                                        $   (3,611)      $   (1,536)
   Adjustments to reconcile net loss to net cash (used in)
     operating activities:
          Depreciation and amortization                                     241              362
          Common stock options and warrants issued as
            consideration for:
              Compensation                                                   68               54
          Provision for tooling costs                                         3                6
          Provision for doubtful accounts                                     4               27
          Equity in net loss of unconsolidated  affiliates,
            net of amortization of goodwill (Note 4)                          -             (103)
          Preferred stock received for license fees                           -           (2,000)
          Changes in operating assets and liabilities:
            (Increase) in accounts receivable                              (446)            (682)
            (increase) decrease in license fees receivable                  200             (120)
            (Increase) in inventories, net                                 (841)            (164)
            (Increase) decrease in other assets                            (157)              20
            Increase in accounts payable and accrued expenses               375              976
            Increase in other liabilities                                    22              298
                                                                     -----------      -----------
          Net cash (used in) operating activities                    $   (4,142)      $   (2,862)
                                                                     -----------      -----------

Cash flows from investing activities:
   Capital expenditures                                              $     (198)      $      (12)
   Acquisition of subsidiaries (Note 4)                                       -             (154)
                                                                     -----------      -----------
          Net cash (used in) investing activities                    $     (198)      $     (166)
                                                                     -----------      -----------
Cash flows from financing activities:
   Proceeds from:
          Convertible debt (net)                                     $        -       $    1,000
          Sale of Series C preferred stock (net)                             (9)               -
          Sale of subsidiary common stock (net)                             (10)               -
          Exercise of stock options and warrants                             64                1
          Stock subscription receivable                                       -            1,799
                                                                     -----------      ----------

          Net cash provided by financing activities                  $       45       $    2,800
                                                                     -----------      ----------
Effect of exchange rate changes on cash                              $      (10)      $       28
                                                                     -----------      ----------
Net (decrease) in cash and cash equivalents                          $   (4,305)      $     (200)
Cash and cash equivalents - beginning of period                          12,604              529
                                                                     -----------      $----------
Cash and cash equivalents - end of period                            $    8,299       $      329
                                                                     ===========      ===========

Cash paid for interest                                               $        -       $        -
                                                                     ===========      ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions and rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the NCT Group, Inc. (the "Company" or "NCT") Annual Report on Form 10-K, for the year ended December 31, 1998 as amended by Amendment No. 1 thereto filed on May 3, 1999 and Amendment No. 2 thereto filed on May 3, 1999.

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $109.2 million on a cumulative basis through March 31, 1999. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, the sale of preferred stock convertible into common stock, technology licensing fees, royalties, product sales and engineering and development funds received from strategic alliances.

      Cash, cash equivalents and short-term investments amounted to $0.3 million at March 31, 1999, decreasing from $0.5 million at December 31, 1998. Management believes that currently available funds will not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees, royalties and product sales and engineering development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development revenue, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales, and engineering and development services are not realized, management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

      On February 9, 1999 NCT Audio Products, Inc. ("NCT Audio") and New Transducers Ltd. ("NXT") expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground based vehicles and aircraft sound systems and increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded license rights, NCT Audio received licensing fees of $0.5 million. Also on February 9, 1999, NCT Audio and NXT amended the Master License Agreement to include a minimum royalty payment of $160,000 in 1999, to be paid by NCT Audio to NXT in equal quarterly installments.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at March 31, 1999, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2.    Inventories:

      Inventories comprise the following:

          (thousands of dollars)
                                                  December 31,       March 31,
                                                     1998              1999
                                                  ------------     ------------
   Components                                     $    745         $     755
   Finished Goods                                    3,083             3,115
                                                  ------------     ------------
   Gross Inventories                              $  3,828         $   3,870
   Reserve for Obsolete & Slow Moving Inventory       (508)             (387)
                                                  ------------     ------------
       Inventories, Net of Reserves               $  3,320         $   3,483
                                                  ============     ============

      The reserve for obsolete and slow moving inventory at March 31, 1999 has decreased to $387,000 due to the application of reserves to slow moving inventory during the first three months of 1999.


3.    Stockholders' Equity:

      The changes in  stockholders'  equity  during the three months ended March
31, 1999, were as follows:

                                                                  (in thousands)
                 -------------------------------------------------------------------------------------------------------------
                                 Exchange    Accretion/  Net      Stock       Unearned
                                 Conver-     Dividend    Sale     Subscrip-   Compen-               Transla-
                      Balance    sion of     of          of       tion        satory                tion         Balance
                      at         Preferred   Preferred   Common   Receiv-     Options/              Adjust-      at
                      12/31/98   Stock       Stock       Stock    able        Warrants    Net Loss  ment         3/31/99
                 -------------------------------------------------------------------------------------------------------------
Series C
Preferred
Stock:
  Shares                   1            -            -        -          -           -          -         -               1
  Amount           $     702     $      -     $      7    $   -    $     -     $     -     $    -    $    -       $     709

Series D
Preferred
Stock:
  Shares                   6           (6)          -        -          -           -          -         -               -
  Amount           $   5,240     $ (5,273)    $    33    $   -    $     -     $     -     $    -    $    -       $       -

Series E
Preferred
Stock:
  Shares                  11           (4)          -        -          -           -          -         -               7
  Amount           $   3,298     $ (1,917)    $ 5,622    $   -    $  (327)    $     -     $    -    $    -       $   6,676

Common
Stock:
  Shares             156,337       23,974           -        5          -           -          -         -         180,316
  Amount           $   1,563     $    240     $     -    $   -    $     -     $     -     $    -    $    -       $   1,803

Treasury
Stock:
  Shares               6,078            -           -        -          -           -          -         -           6,078
  Amount           $  (2,963)    $      -     $     -    $   -    $     -     $     -     $    -    $    -       $  (2,963)

Additional
Paid-in
Capital            $ 107,483     $ 10,803     $(5,721)  $  90    $     -     $     -     $    -    $    -        $  112,655

Accumulated
(Deficit)          $(107,704)    $      -     $     -   $   -    $     -     $     -     $(1,536)  $    -        $ (109,240)

Cumulative
Translation
Adjustment         $      45     $      -     $     -   $   -    $     -     $     -     $    -    $   24        $       69

Stock
Subscription
Receivable         $  (4,000)    $      -     $     -   $   -    $ 2,126     $     -     $    -    $    -        $   (1,874)

Unearned
Compensatory
Stock
Option             $    (238)    $      -     $     -   $   -    $     -     $    54     $    -    $    -        $     (184)

4.    Other Assets:

      On August 14, 1998, NCT Audio agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), an automotive audio system supplier. Earlier on June 11, 1998, NCT Audio had paid a non-refundable deposit of $1,450,000 towards the purchase price. The total purchase price is $10,000,000 and up to $6,000,000 in possible future cash contingent payments. The shareholders of Top Source Technologies, Inc., TSA's parent company, approved the transaction on December 15, 1998.

      NCT Audio then paid Top Source Technologies, Inc. $2,050,000 on July 31, 1998. The money was held in escrow with all of the necessary securities and documents to evidence ownership of 20% of the total equity rights and interests in TSA. When Top Source Technologies, Inc.'s shareholders approved the transaction, the $2,050,000 was delivered to TSA. In return, NCT Audio took ownership of the documentation and securities held in escrow.

      NCT Audio has an exclusive right, as extended, to purchase the assets of TSA through May 28, 1999. Under the terms of the original agreement, NCT Audio was required to pay Top Source Technologies, Inc. $6.5 million on or before March 31, 1999 to complete the acquisition of TSA's assets. As consideration for the extension of such exclusive right from March 31, 1999 to May 28, 1999, NCT Audio agreed to pay Top Source Technologies, Inc. a fee of $350,000 consisting of $20,685 in cash, $125,000 of NCT Audio's minority interest in TSA earnings, and a $204,315 note payable, due April 16, 1999. If NCT Audio fails to pay the note by April 16, 1999, (a) the note will begin to accrue interest on April 17, 1999 at the lower of the rate of two times prime rate or the highest rate allowable by law; and (b) the $20,685 and $125,000 portion of the extension fee will no longer be credited toward the $6.5 million purchase consideration due at closing. If NCT Audio fails to pay the note by April 30, 1999, the $204,315 portion of the extension fee shall no longer be credited toward the $6.5 million closing amount due. To date, NCT Audio has not paid the note. Further, if NCT Audio fails to close the contemplated transaction by May 28, 1999, NCT Audio will forfeit its minority earnings in TSA for the period June 1, 1999 through May 30, 2000. In addition, due to NCT Audio's inability to close the transaction by March 31, 1999, TST received $100,000 of NCT Audio's Convertible Preferred Stock as a penalty premium.

      The Company accounts for its 20% interest in TSA on the equity method. As such, the Company's pro rata interest in TSA's net income, reduced by amortization of the related goodwill, was recorded during the period.

      On August 17, 1998, NCT Audio agreed to acquire all of the members' interest in Phase Audio LLC (doing business as Precision Power, Inc. or "PPI"). PPI supplies custom-made automotive audio systems. NCT Audio will acquire the interest for cash consideration of $2,000,000. NCT Audio also agreed to retire $8.5 million of PPI debt, but NCT Audio must obtain adequate financing before the transaction can be completed. In addition, NCT Audio provided PPI a working capital loan on June 17, 1998 in the amount of $500,000 which is evidenced by a demand promissory note that is subordinate to senior indebtedness of PPI. On August 18, 1998, NCT Audio provided PPI another working capital loan in the amount of $1,000,000, which is evidenced by a similarly subordinated promissory note. The unpaid principal balance of these notes is accruing interest at a rate equal to the prime lending rate plus one percent (1.0%).

      As noted, the transaction is contingent on NCT Audio obtaining outside financing to retire the PPI debt. On January 6, 1999, the PPI members notified NCT Audio that, while they remain willing to do the transaction, they may choose at some point to abandon the transaction because NCT Audio has not obtained the financing in a timely manner.

      On January 28, 1999, NCT Audio entered into a letter of intent to purchase 100% of the common stock of a premier speaker manufacturer (the "Third Acquisition"). The proposed acquisition is subject to the approval by its stockholder and certain other terms and conditions, including that NCT Audio obtain adequate financing to consummate the transaction. The purchase price is approximately $36.4 million. At closing, approximately $24.5 million will be paid to the shareholder of the Third Acquisition. The balance of approximately $11.9 million is to be paid by a four-year, straight-line amortization seller note (payable quarterly) that will have a second lien on the assets of the Third Acquisition.


5.    Other Liabilities:

      On June 5, 1998, Interactive Products, Inc. ("IPI") entered into an agreement with the Company granting the Company a license to, and an option to purchase, a joint ownership interest in patents and patents pending which relate to IPI's speech recognition technologies, speech compression technologies and speech identification and verification technologies. The aggregate value of the patented technologies is $1,250,000, which was paid by a $150,000 cash payment and delivery of 1,250,000 shares of the Company's common stock valued at $0.65625 per share on June 5, 1998. At such time as IPI sells any of such shares, the proceeds thereof will be allocated towards a fully paid-up license fee for the technology rights noted above. In the event that the proceeds from the sale of shares are less than the $1,100,000, the Company will record a liability representing the cash payment due. On July 5, 1998, the Company paid IPI $50,000, which was held in escrow as security for the fulfillment of the Company's obligations towards the liability. The Company has recorded a liability of $454,000 at March 31, 1999 representing the difference between the proceeds of the sale of the shares issued on June 5, 1998 and the balance due on the license fee.


6.    Convertible Note:

      On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor (the "Holder"), subscribed and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. A secured convertible note (the "Note") for $1.0 million was signed on January 26, 1999, and proceeds were received on January 28, 1999. The Note is to mature on January 25, 2001 and earn interest at the prime rate as published from day to day in the Wall Street Journal from the issue date until the Note becomes due and payable. The Holder shall have the right at any time on or prior to the day the Note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the Note into fully paid and non-assessable shares of common stock of the Company at a predetermined conversion price. The Holder shall purchase the remaining $3.0 million principal amount of the secured convertible notes on or before June 30, 1999 on the same terms as noted above.


7.    Litigation:

      On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for a discussion of this suit. On May 4, 1999, the Company's Italian law firm informed the Company that the Tribunal of Milan had verbally granted the Company's objection to lack of venue and had consequently rejected Mr. Valerio's claim and awarded the Company expenses in the amount of approximately $7,000. The official text of the judgment will be available in a few weeks.

      On June 10, 1998, Schwebel Capital Investments, Inc. ("SCI") filed suit against the Company and Michael J. Parrella, President, Chief Executive Officer and a Director of the Company, in the Circuit Court for Anne Arundel County, Maryland. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for a discussion of this matter. There were no material developments in this matter during the period covered by this report.

      On June 25, 1998, Mellon Bank FSB filed suit against Alexander Wescott & Co., Inc. and the Company in the United States District Court, Southern District of New York. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended. There were no material developments in this matter during the period covered by this report.

      On November 17, 1998, the Company and NCT Hearing Products, Inc. ("NCT Hearing") filed suit against Andrea Electronics Corporation in the United States District Court, Eastern District of New York. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended. There were no material developments in this matter during the period covered by this report.

      On December 15, 1998, Balmore Funds, S.A. and Austost Anstalt Schaan filed suit against the Company's subsidiary, NCT Audio, and the Company in the Supreme Court of the State of New York, County of New York. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for a discussion of this matter. There were no material developments in this matter during the period covered by this report.

      The Company believes there are no other patent infringement litigations, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on the financial position and results of operations.


8.    Common Stock:

      For the three-month period ended March 31, 1999, the Company issued 12,273,685 shares of the Company's common stock in connection with the conversion of the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock") issued in a private placement in the third quarter of 1998 exempt from registration pursuant to Regulation D of the Securities Act of 1933. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for further discussion.

      For the three-month period ended March 31, 1999, 57 shares of NCT Audio Series A Convertible Preferred Stock, issued in a private placement in the third quarter of 1998 exempt from registration pursuant to Regulation D of the Securities Act of 1933, had been exchanged for 5,700 shares of Series D Preferred Stock, which was converted into 11,699,857 shares of the Company's common stock. Reference is made to the Company's Annual Repoort on Form 10-K for the fiscal year ended December 31, 1998, as amended, for further discussion.

      As of March 31, 1999, no shares of the Company's Series E Convertible Preferred Stock ("Series E Preferred Stock"), which were issued in a private placement in the fourth quarter of 1998 exempt from registration pursuant to Regulation D of the Securities Act of 1933, have been converted into NCT common stock. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for further discussion.

      During the three-month period ended March 31, 1999, the Company received gross proceeds of $2.1 million less expenses of $0.3 million, representing a portion of the $4.0 million subscription receivable related to the Series E Preferred Stock recorded at December 31, 1998. Subsequently, on April 13, 1999, the Company received the remaining proceeds of $1.9 million, less expenses of $0.1 million.

     On March 31, 1999, the Company signed a license agreement to exchange 3,600 shares of Series E Preferred Stock for four (4) DistributedMedia.com, Inc. ("DMC") network affiliate licenses incorporating the Digital Broadcasting Station System ("DBSS"). The exchange of shares of Series E Preferred Stock is in lieu of cash consideration. The DBSS technology was developed by DMC, a wholly-owned subsidiary of the Company. DMC was incorporated to develop, install and provide an audio/visual advertising medium within commercial/professional settings. DBSS schedules advertisers' customized broadcast messages, which are downloaded via the Internet with the respective music genre of choice to the commercial/professional establishments.

     The Company anticipates the sale of such licenses to approximate $1.0 million each based on regional and commercial/professional settings. The Company has developed standard license agreements to coincide with its current business plan and delineate the extent and nature of the rights and duties of the Company and its licensees. During the three months ended March 31, 1999, the Company, in accordance with its revenue recognition policy, realized only $2.0 million on the issuance of such licenses in consideration of the receipt of 3,600 shares of its Series E Convertible Preferred Stock in a related party transaction. As a result, realization of revenue was limited to the related party's consideration representing the Series E Convertible Preferred Stock.

      At March 31, 1999, the aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants was 30.4 million shares, and the aggregate number of shares of common stock required to be reserved for issuance upon conversion of issued and outstanding shares of the remaining Series C Convertible Preferred Stock was 1.5 million shares. The Company has also reserved 11.4 million shares of common stock for issuance to certain holders of NCT Audio common stock upon their exercise of certain rights to exchange their shares of NCT Audio common stock for shares of the Company's common stock, 0.7 million shares of common stock reserved for the issuance upon exchange of the remaining Series A Preferred Stock for Series D Preferred Stock, and 30.0 million shares of common stock reserved for the issuance upon conversion of Series E Preferred Stock. At March 31, 1999, the number of shares available for the exercise of options and warrants was 39.3 million and of the outstanding options and warrants, options and warrants to purchase 23.7 million shares were currently exercisable. Common shares issued and issuable exceed the number of shares authorized at March 31, 1999. However, should shares of common stock issued reach the authorized limit, shares in excess of the limit will be borrowed from the 1992 Plan until such time as the Company's stockholders approve an increase in the number of shares of common stock authorized. A vote on the matter is to be held at the Company's next annual meeting, scheduled for June 24, 1999.

9.    Business Segment Information:

      During 1998, the Company adopted the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The provisions of SFAS No. 131 require the Company to disclose the following information for each reporting segment: general information about factors used to identify reportable segments, the basis of organization, and the sources of revenues; information about reported profit or loss and segment assets; and reconciliations of certain reported segment information to consolidated amounts.

(In thousands of dollars)
                                                                            Segment
                               ---------------------------------------------------------------------------------------------------
                                                                                           Advamcel
                                                                                           Logic     Total                Grand
                                   Audio    Hearing    Communications   Europe       DMC   Corp      Segments   Other     Total
                               ---------------------------------------------------------------------------------------------------
For the three months ended
March 31, 1999:
Net Sales - External           $     193    $   226        $   377      $   2    $     -   $   663      1,461   $     -   $ 1,461
Net Sales - Other
 Operating Segments                   15          -              -        296          -         -        311      (311)        -
License Fees and Royalties           500          2             20          -      2,000       200      4,322         -     4,322
Equity in net loss of
 unconsolidated affiliates -
 net of amortization                 103          -              -          -          -         -        103         -       103
Interest Income, net                   -          -              -          -          -         -          -        24        24
Depreciation/Amortization              3          -              -          6          -         4         13       349       362
Operating Income (Loss)           (1,447)      (751)        (1,472)       105      1,921       269     (1,375)     (161)   (1,536)
Segment Assets                     6,689      2,738            485        221      3,454     1,423     15,010     1,069    16,079
Capital Expenditures                   1          -              -          4          2         1          8         4        12

For the three months ended
March 31, 1998:
Net Sales - External           $      12    $   212       $    172      $   2    $     -   $     -    $   398   $    26   $   424
Net Sales - Other
 Operating Segments                    -          -              -        203          -         -        203      (203)        -
License Fees and Royalties           275         35              -          -          -         -        310         -       310
Equity in net loss of
 unconsolidated affiliates -
 net of amortization                   -          -              -          -          -         -          -         -         -
Interest Income, net                   9          -              -          -          -         -          9       112       121
Depreciation/Amortization              -          -              -         16          -         -         16       225       241
Operating Income (Loss)           (1,177)      (544)          (772)       (81)         -         -     (2,574)   (1,037)   (3,611)
Segment Assets                     1,051      1,886            532        412          -         -      3,881    10,374    14,255
Capital Expenditures                 133          -              -          3          -         -        136        62       198

      Audio:

      NCT Audio is engaged in the design, development, and marketing of products which utilize innovative flat panel transducer technology. The products available from NCT Audio include the Gekko(TM) flat speaker and ArtGekko(TM) printed grille collection. The Gekko(TM) flat speaker is marketed primarily to the home audio market, with potential in many other markets including the professional audio systems market, the automotive audio aftermarket, the aircraft  industry,  other  transportation  markets,  as well as the  multimedia markets. The principal customers are end users, automotive OEM's and manufacturers of integrated cabin management systems.

      Hearing:

      NCT Hearing designs, develops and markets ANR headset products to the communications headset market and the telephony headset market. The products consist of the NoiseBuster(R) product line and the ProActive(R) product line. The NoiseBuster(R) products consist of the NoiseBuster Extreme!(TM), a consumer headset, the NB-PCU, a headset used for in-flight passenger entertainment systems and communications headsets for cellular, multimedia and telephony. The ProActive(R) products consist of noise reduction headsets and communications headsets for noisy industrial environments. The majority of NCT Hearing's sales are in North America. Principal customers consist of end-users, retail stores, OEMs and the airline industry.

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

      DMC:

   DMC, a recently formed, wholly-owned subsidiary of the Company, develops, installs and provides an audio/visual advertising medium within commercial/professional settings. DMC installs flat panel transducer-based speakers, a personal computer containing DMC's Sight and Sound Digital Broadcast Station software, telephone access to the Internet, amplifiers and related components. The Digital Broadcast Station software schedules advertisers' customized broadcast messages, which are downloaded via the internet with the respective music genre choice to the commercial/professional establishments. DMC has selected four vertical markets for initial network development: health, fitness, education and hospitality. DMC will also develop private networks for large customers with multiple outlets such as large fast food chains and retail chains.

      Advancel Logic Corporation:

      Advancel Logic Corporation ("Advancel") is a participant in the native Java(TM) (Java(TM) is a trademark of Sun Microsystems, Inc.) embedded microprocessor market. The purpose of the Java(TM) platform is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has been developing a family of processor cores, which will execute instructions written in both Java bytecode and C/C++ significantly enhancing the rate of instruction execution, which opens up many new applications. The potential for applications consists of the next generation home appliances and automotive applications, smartcards for a variety of applications, hearing aids and mobile communications devices.

      Other:

      The  Net  Sales  -  Other  Operating   Segments   primarily   consists  of
inter-company sales and items eliminated in consolidation. Segment assets consists primarily of corporate assets.


10.   Subsequent Events

      On April 12,1999, the Company signed a license agreement with Lernout & Hauspie Speech Products N.V. ("L&H"). The agreement provides for combining any of the present and future software and/or hardware platforms of L&H with any of the present and future software and/or products of the Company's to exploit the best market potential of both parties' product portfolios. The Company is to recognize a non-refundable royalty fee in the second quarter.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1999

      Forward-Looking Statements

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

      Important factors that could cause actual results to differ materially include but are not limited to the Company's ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems for Active Wave Management; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenues to sustain the Company's current level of operation; timely introduce new products; continue its current level of operations to support the fees associated with the Company's patent portfolio; maintain satisfactory relations with its five customers that accounted for 34% of the Company's revenues in 1998; attract and retain key personnel; prevent invalidation, abandonment or expiration of patents owned or licensed by the Company and expand its patent holdings to diminish reliance on core patents; have its products utilized beyond noise attenuation and control; maintain and expand its strategic alliances; and protect Company know-how, inventions and other secret or unprotected intellectual property.


      GENERAL BUSINESS ENVIRONMENT

      The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. This is reflected in the first three months of 1999, where 65% of the Company's revenue is from licensing fees and royalties, 16% from product sales and 19% from engineering and development services. There can be no assurance that technology licensing fees will continue at that level.

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

      As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of the Company's technologies build as anticipated by management, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The funding from these sources, if realized, will reduce the Company's dependence on engineering and development funding. The beginning of this process is shown in the shifting percentages of operating revenue discussed below.

      From the Company's inception through March 31, 1999, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 25% in product sales, 40% in engineering and development services and 35% in technology licensing fees and royalties.

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

      The Company continues to sell and ship NoiseBuster(R) headsets, Clearspeech(R) products and the Gekko(TM) flat speakers in 1999. The Company is now selling products through four of its alliances: Walker Electronic Silencing, Inc. ("Walker") is manufacturing and selling industrial silencers; Siemens Medical Systems, Inc. ("Siemens") is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; Ultra Electronics, Limited ("Ultra") is installing aircraft cabin quieting systems in turboprop aircraft; and Oki Electric Industry Co., Ltd. ("Oki") has incorporated the Company's Clearspeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications products. The Company is entitled to receive royalties from Walker on its sales of industrial silencers, from Ultra on its sales of aircraft cabin quieting systems and from Oki on its sales of communications products. The Company also is entitled to receive direct product sales revenue from Siemens' purchase of headsets. In addition, the Company is entitled to royalties from NXT on its sale of certain audio products and from suppliers to United Airlines and another major carrier for integrated noise cancellation active-ready passenger headsets.

      Product revenues for the three months ended March 31, 1998 and 1999 were:

                                PRODUCT REVENUES

   (Thousands of dollars)              Three Months Ended March 31,
                                 ----------------------------------------
                                     Amount            As a % of Total
                               -------------------   -------------------
           Product               1998       1999       1998       1999
         -------------------   --------   --------   --------   --------
         Hearing                  $236       $209      58.7%      32.1%
         Communications            147        249      36.6%      38.2%
         Audio                      12        193       3.0%      29.6%
         Other                       7          1       1.7%       0.1%
                               --------   --------   --------   --------
               Total              $402       $652     100.0%     100.0%
                               ========   ========   ========   ========

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

      On February 9, 1999, NCT Audio and NXT expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground based vehicles and aircraft sound systems and increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded licensing rights, NCT Audio received licensing fees of $0.5 million. Also on February 9, 1999, NCT Audio and NXT amended the Master License Agreement to include a minimum royalty payment of $160,000 in 1999, to be paid by NCT Audio to NXT in equal quarterly installments.

      Management believes that currently available funds will not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees, royalties and product sales and engineering development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development revenue, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales, and engineering and development services are not realized, then management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available. (Refer to "Liquidity and Capital Resources" below and to Note 1. - "Notes to the Condensed Consolidated Financial Statements" above for a further discussion relating to continuity of operations.)

      RESULTS OF OPERATIONS

      Total revenues for the first three months of 1999 were $4.2 million compared to $0.7 million for the same period in 1998, an increase of $3.5 million or 500%. Revenues for the first three months of 1999 included a net license fee of $2.0 million for DBSS as noted below.

      Consistent with the Company's objectives, product sales have generally been increasing on a quarter-to-quarter basis, accompanied by increasing margins. Product sales increased to $0.7 million for the first three months of 1999 versus $0.4 million for the same period in 1998, an increase of $0.3 million or 62% primarily reflecting increased sales of ClearSpeech(R) and Gekko(TM) flat speakers. Primarily due to an agreement with STMicroelectronics S.A., engineering and development services have increased to $0.8 million compared to less than $0.1 million for the same period in 1998.

     Technology licensing fees and royalties in the first three months of 1999 were $2.7 million versus $0.3 million for the same period in 1998, an increase of $2.4 million primarily due to the $2.0 million net DBSS license fee. The technology license fee consideration is occasioned by 3,600 shares of Series E Preferred Stock returned to the Company in lieu of cash consideration. The DBSS license includes the rights to exploit the DBSS technology in a specific geographical area within one of four networks. The technology includes hardware, software, rights to practice the intellectual property and the license to deliver music, along with advertising content. The Company anticipates the sale of such licenses to approximate $1.0 million each based on regional and commercial/professional settings. During the three months ended March 31, 1999, the Company, in accordance with its revenue recognition policy, realized only $2.0 million on the issuance of such licenses in consideration of the receipt of 3,600 shares of its Series E Convertible Preferred Stock in a related party transaction. As a result, realization of revenue was limited to the related party's consideration representing the Series E Convertible Preferred Stock.

     The Company continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines. Royalties from these and other licensees are expected to account for a greater share of the Company's revenue in future quarters.

      Cost of product sales was $0.4 million for the first three months of 1999 versus $0.3 million for the same period in 1998, an increase of $0.1 million or 43% primarily reflecting the increase in product sales. Product margin was 33% for the first three months of 1999 versus 25% during the same period in 1998 due to the sales mix of more profitable products, particularly the sales of ClearSpeech(R) products and Gekko(TM) flat speakers. Cost of engineering and development services increased to $0.5 million for the first three months of 1999 versus less than $0.1 million for the same period in 1998, due to the agreement with STMicroelectronics S.A. The gross margin on engineering and development services increased to 37% for the first three months of 1999 from 0% during the same period in 1998 due to more profitable contracts in 1999.

      Selling, general and administrative expenses for the first three months of 1999 were $3.0 million versus $2.7 million for the same period in 1998, an increase of $0.3 million or 12% primarily due to an 17% increase in the number of sales and marketing professionals and increased legal expenses.

      Research and development expenditures for the first three months of 1999 were $1.7 million versus $1.5 million for the same period in 1998, an increase of $0.2 million or 17% primarily due to the acquisition of Advancel Logic Corporation, a subsidiary of the Company, and continued efforts to focus on near-term product sales and technology licensing fees. The Company continues to focus on products utilizing its hearing products, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.


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

      LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $107.6 million on a cumulative basis through March 31, 1999. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of common stock, including the exercise of warrants or options to purchase common stock, the sale of preferred stock convertible into common stock, technology licensing fees, royalties, product sales and engineering and development funds received from strategic alliances.

      Management believes that currently available funds will not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees, royalties and product sales and engineering development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development services, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales, and engineering and development services are not realized, then management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

      There can be no assurance that funding will be provided by technology licensing fees, royalties, product sales, engineering and development revenue. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at March 31, 1999, about the Company's ability to continue as a going concern.

      At March 31, 1999, cash was $0.3 million. The available resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

      The Company's deficit in working capital increased to $(1.6) million at March 31, 1999, from $(1.2) million at December 31, 1998. This $0.4 million deterioration was primarily due to a decrease in cash and cash equivalents due to increasing efforts to develop and introduce new product lines and to fund operations for the period.

      During the first three months of 1999, the net cash used in operating activities was $2.9 million, compared to $4.1 million used in operating activities during the same period of 1998. The decrease of $1.2 million was primarily due to net income for the 1999 period versus a net loss for the same period last year.

      Net inventory increased during the first three months of 1999 by $0.2 million primarily due to stocking for anticipated sales of the NoiseBuster(R) line of headsets and Gekko(TM) flat speakers.

      The net cash provided by financing activities amounted to $2.8 million primarily due to the $1.0 million convertible Note (see Note 6 - "Notes to the Condensed Consolidated Financial Statements" for further details) and $1.8 million, representing receipt of a portion of the Series E Preferred Stock Subscription receivable at December 31, 1998.

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

      Other than as noted in Note 4 - "Notes to the Condensed Consolidated Financial Statements", there were no material commitments for capital expenditures as of March 31, 1999, and no other material commitments are anticipated in the near future.

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      For discussion of legal proceedings, see Note 7 - "Notes to the Condensed Consolidated Financial Statements" which is included herein.


ITEM 6.     EXHIBITS

      (a)   Exhibits

            Exhibit 27-1      Financial Data Schedule

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NCT GROUP, INC.

                              By:  /s/ MICHAEL J. PARRELLA
                                   -----------------------
                                   Michael J. Parrella
                                   President and Chief Executive Officer


                              By:  /s/ CY E. HAMMOND
                                   ----------------------
                                   Cy E. Hammond
                                   Senior Vice President,
                                   Chief Financial Officer


Dated:  May 21, 1999