Form 10-Q
period 1999-06-30
NCT GROUP INC
filed 1999-08-16
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 /X/ Yes ____ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    182,239,250 shares outstanding as of August 12, 1999

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)
                                                          (In thousands except per share amounts)

                                                        Three Months                     Six Months
                                                       Ended June 30,                  Ended June 30,
                                                   ---------------------          ----------------------
                                                      1998        1999               1998         1999
                                                   ---------   ---------          ---------    ---------
REVENUES:
   Technology licensing fees and royalties         $     36    $    779           $    346     $  3,501
   Product sales, net                                   664         576              1,065        1,228
   Engineering and development services                 128         366                149        1,175
                                                   ---------   ---------          ---------    ---------
     Total revenues                                $    828    $  1,721           $  1,560     $  5,904
                                                   ---------   ---------          ---------    ---------

COSTS AND EXPENSES:
   Costs of product sales                          $    567    $    649           $    869     $  1,083
   Costs of engineering and development services        106         395                128          903
   Selling, general and administrative                1,735       2,678              4,454        5,663
   Research and development                           1,833       1,745              3,297        3,458
   Other (income)/expense                            (3,339)        204             (3,382)         307
   Write down of investment in
     unconsolidated subsidiary (Note 4)                   -       2,385                  -        2,385
   Interest (income)/expense                            (91)        (33)              (212)         (57)
                                                   ---------   ---------          ---------    ---------
     Total costs and expenses                      $    811    $  8,023           $  5,154     $ 13,742
                                                   ---------   ---------          ---------    ---------

NET INCOME/(LOSS)                                  $     17    $ (6,302)          $ (3,594)    $ (7,838)
                                                   =========   =========          =========    =========

   Preferred stock dividend requirement            $      -    $    134           $  1,690     $  5,240
   Accretion of difference between carrying
     amount and redemption amount of
     redeemable preferred stock                          98          25                483          184
                                                   ---------   ---------          ---------    ---------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                $    (81)   $ (6,461)          $ (5,767)    $(13,262)
                                                   =========   =========          =========    =========

Basic and diluted loss per share                   $   0.00    $  (0.04)          $  (0.04)    $  (0.08)
                                                   =========   =========          =========    =========

Weighted average common shares outstanding -
  basic and diluted                                 138,073     174,238            135,968      165,247
                                                   =========   =========          =========    =========

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME/(LOSS)
(in thousands, unaudited)

                                                          Three Months                     Six Months
                                                         Ended June 30,                  Ended June 30,
                                                     ---------------------          ----------------------
                                                        1998        1999               1998         1999
                                                     ---------   ---------          ---------    ---------

NET INCOME/(LOSS)                                    $     17    $ (6,302)          $ (3,594)    $ (7,838)

Other comprehensive (loss)
  Currency translation adjustment                         (10)         (3)               (13)          21
                                                     ---------   ---------          ---------    ---------

COMPREHENSIVE INCOME/(LOSS)                          $      7    $ (6,305)          $ (3,607)    $ (7,817)
                                                     =========   =========          =========    =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
                                                              (in thousands of dollars)
                                                              December 31,     June 30,
                                                                 1998            1999
                                                              ------------     ------------
ASSETS                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents (Note 1)                       $       529      $        63
     Accounts receivable:
                Technology license fees and royalties                 192            1,996
                Other                                                 691              917
                Unbilled                                               61                -
         Allowance for doubtful accounts                             (228)            (171)
                                                              ------------     ------------
                     Total accounts receivable, net           $       716      $     2,742

     Inventories, net of reserves (Note 2)                          3,320            3,134
     Other current assets                                             185              165
                                                              ------------     ------------
                     Total current assets                     $     4,750      $     6,104

Property and equipment, net                                           997              805
Goodwill, net                                                       1,506            4,605
Patent rights and other intangibles, net (Note 5)                   2,881            3,466
Other assets (Note 4)                                               5,331            3,349
                                                              ------------     ------------
                                                              $    15,465      $    18,329
                                                              ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $     3,226      $     4,764
     Accrued expenses                                               1,714            1,676
     Accrued payroll, taxes and related expenses                      241              456
     Other liabilities (Note 5)                                       756            1,567
     Customers' advances                                                -               23
                                                              ------------     ------------
                     Total current liabilities                $     5,937      $     8,486
                                                              ------------     ------------

Long term liabilities:
     Convertible notes (Note 6)                               $         -      $     1,653
                                                              ------------     ------------
                     Total long term liabilities              $         -      $     1,653
                                                              ------------     ------------

Commitments and contingencies

Minority interest in consolidated subsidiary
  Preferred stock in subsidiary, $.10 par value, 1,000
  shares authorized, issued and outstanding 60 and 3
  shares, respectively (redemption amount $6,102,110
  and $311,113, respectively)                                 $     6,102      $       311
                                                              ------------     ------------

Stockholders' equity (Note 3)
Preferred stock, $.10 par value, 10,000,000 shares
  authorized
    Series C preferred stock, 700 shares issued and
      outstanding (redemption amount $731,222 and
      $745,107, respectively)                                 $       702      $       716
    Series D preferred stock, issued and outstanding,
      6,000 and 0 shares, respectively (redemption amount
      $6,102,110 and $0, respectively)                              5,240                -
    Series E preferred stock, issued and outstanding,
      10,580 and 8,854 shares, respectively (redemption
      amount $10,582,319 and $8,984,924, respectively)              3,298            5,216

Common stock, $.01 par value, authorized 255,000,000 and
  325,000,000 shares, respectively; issued 156,337,316 and
  180,315,858 shares, respectively                                  1,563            1,803

Additional paid-in-capital                                        107,483          119,786

Unearned portion of compensatory stock, warrants and options         (238)            (353)
Accumulated deficit                                              (107,704)        (115,542)
Cumulative translation adjustment                                      45               66
Stock subscriptions receivable                                     (4,000)               -
Treasury stock (6,078,065 shares of common stock and
  6,078,065 shares of common stock and 1,726 shares of
  Series E preferred stock, respectively)                          (2,963)          (3,813)
                                                              ------------     ------------
                     Total stockholders' equity               $     3,426      $     7,879
                                                              ------------     ------------
                                                              $    15,465      $    18,329
                                                              ============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)                                                 (in thousands of dollars)
                                                            Six months ended June 30,
                                                            -------------------------
                                                                1998         1999
                                                             ----------   ----------

Cash flows from operating activities:
   Net (loss)                                                $  (3,594)   $  (7,838)
   Adjustments to reconcile net loss to net cash
   (used in) operating activities:
    Depreciation and amortization                                  480          900
    Common stock options and warrants issued as
    consideration for compensation                                 184          254
    Provision for tooling costs                                     33            4
    Provision for doubtful accounts                                 24           32
    Loss on disposition of fixed assets                             32            -
    Write down of investment in unconsolidated subsidiary
      (Note 4)                                                       -        2,385
    Preferred stock received for license fees                        -         (850)
    Changes in operating assets and liabilities:
     (Increase) in accounts receivable                            (471)        (254)
     (Increase) decrease in license fees receivable                200       (1,804)
     (Increase) decrease in inventories, net                    (1,535)         186
     (Increase) decrease in other assets                        (2,007)          18
     Increase (decrease) in accounts payable and
       accrued expenses                                           (458)       1,255
     Increase (decrease) in other liabilities                     (145)       1,210
                                                             ----------   ----------

    Net cash (used in) operating activities                  $  (7,257)   $  (4,502)
                                                             ----------   ----------

Cash flows from investing activities:
   Capital expenditures                                      $    (390)   $     (52)
   Acquisition of patent rights (Note 5)                          (150)        (900)
   Sale of fixed assets                                             46            -
   Interest on note receivable (Note 4)                              -          (74)
                                                             ----------   ----------

     Net cash (used in) investing activities                 $    (494)   $  (1,026)
                                                             ----------   ----------

Cash flows from financing activities:
   Proceeds from:
     Convertible notes (net) (Note 6)                        $       -    $   1,500
     Sale of preferred stock (net) (Note 8)                        (32)       3,529
     Sale of subsidiary common stock (net)                         (17)           -
     Exercise of stock options and warrants                          -            1
     Stock subscription receivable                                 390            -
                                                             ----------   ----------

     Net cash provided by financing activities               $     341    $   5,030
                                                             ----------   ----------

Effect of exchange rate changes on cash                      $     (10)   $      32
                                                             ----------   ----------

Net (decrease) in cash and cash equivalents                  $  (7,420)   $    (466)
Cash and cash equivalents - beginning of period                 12,604          529
                                                             ----------   ----------

Cash and cash equivalents - end of period                    $   5,184    $      63
                                                             ==========   ==========

Cash paid for interest                                       $       1    $       1
                                                             ==========   ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions and rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 and the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the NCT Group, Inc. (the "Company" or "NCT") Annual Report on Form 10-K, for the year ended December 31, 1998, as amended by Amendment No. 1 thereto filed on May 3, 1999 and Amendment No. 2 thereto filed on May 3, 1999.

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $115.5 million on a cumulative basis through June 30, 1999. These losses, which include the costs for development of products for commercial use, have been funded primarily from
(1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales and (6) engineering and development funds received from strategic partners and customers.

      Cash, cash equivalents and short-term investments amounted to $0.1 million at June 30, 1999, decreasing from $0.5 million at December 31, 1998. Management believes that currently available funds will not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees, royalties, product sales and engineering development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development revenue, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales and engineering and development services are not realized, management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

      On February 9, 1999, NCT Audio Products, Inc. ("NCT Audio") and New Transducers Ltd. ("NXT") expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground based vehicles and aircraft sound systems. The expanded agreement also increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded license rights, NCT Audio received licensing fees of $0.5 million. Also on February 9, 1999, NCT Audio and NXT amended the Master License Agreement to include a minimum royalty payment of $160,000 in 1999, to be paid by NCT Audio to NXT in equal quarterly installments. The Company has recorded a liability of $53,333 at June 30, 1999.

      On June 24, 1999, the Board of Directors approved the issuance of up to 15,000,000 shares of the Company's common stock to be used to settle certain obligations of the Company. In connection therewith, management expects to negotiate with vendors and creditors to settle certain obligations.

      On June 24, 1999, NCT Hearing Products, Inc. ("NCT Hearing"), a wholly owned subsidiary of the Company, signed a letter of intent to acquire sixty percent (60%) of the common stock of Pro Tech Communications, Inc. ("Pro Tech") in exchange for rights to certain NCT Hearing technology. The acquisition is pending $2.0 million of equity financing to be raised by NCT Hearing.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at June 30, 1999, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2.    Inventories:

      Inventories comprise the following:

          (thousands of dollars)
                                                 December 31,     June 30,
                                                     1998           1999
                                                 ------------   ------------
   Components                                      $    745       $   604
   Finished Goods                                     3,083         3,092
                                                 ------------   ------------
   Gross Inventories                               $  3,828       $ 3,696
   Reserve for Obsolete & Slow Moving Inventory        (508)         (562)
                                                 ------------   ------------
       Inventories, Net of Reserves                $  3,320       $ 3,134
                                                 ============   ============

      The reserve for obsolete and slow moving inventory at June 30, 1999 has increased to $0.6 million primarily due to a $0.2 million charge for slow moving hearing product inventory during the first six months of 1999.


3.    Stockholders' Equity:

      The changes in stockholders' equity during the six months ended June 30, 1999, were as follows:

                                                    (in thousands)
                  ----------------------------------------------------------------------------------------------------------
                               Exchange/   Accretion/   Net      Stock       Unearned
                               Conver-     Dividend     Sale     Subscrip-   Compen-             Transla-
                    Balance    sion of     of           of       tion        satory              tion            Balance
                    at         Preferred   Preferred    Common   Receiv-     Options/    Net     Adjust-         at
                    12/31/98   Stock       Stock        Stock    able        Warrants    Loss    ment            6/30/99
                  ----------------------------------------------------------------------------------------------------------

Series C
Preferred
Stock:
  Shares                    1         -          -           -          -           -         -        -                 1
  Amount            $     702   $     -    $    14      $    -   $      -    $      -   $     -  $     -         $     716

Series D
Preferred
Stock:
  Shares                    6         (6)        -           -          -           -         -        -                 -
  Amount            $   5,240   $ (5,273)       33      $    -   $      -    $      -   $     -  $     -         $       -

Series E
Preferred
Stock:
  Shares                   11         (2)        -           -          -           -         -        -                 9
  Amount            $   3,298   $ (1,209)  $ 3,127      $    -   $      -    $      -   $     -  $     -         $   5,216

Common
Stock:
  Shares              156,337     23,974         -           5          -           -         -        -           180,316
  Amount            $   1,563   $    240   $     -      $    -   $      -    $      -   $     -  $     -         $   1,803

Treasury
Stock:
  Shares                6,078          2         -           -          -           -         -        -             6,080
  Amount            $  (2,963)  $   (850)  $     -      $    -   $      -    $      -   $     -  $     -         $  (3,813)

Additional
Paid-in
Capital             $ 107,483   $ 11,622   $(3,235)     $3,916   $      -    $      -   $     -  $     -         $ 119,786

Accumulated
(Deficit)           $(107,704)  $      -   $     -      $    -   $      -    $      -   $(7,838) $     -         $(115,542)

Cumulative
Translation
Adjustment          $      45   $      -   $     -      $    -   $      -    $      -   $     -  $    21         $      66

Stock
Subscription
Receivable          $  (4,000)  $      -   $     -      $    -   $  4,000    $      -   $     -  $     -         $       -

Unearned
Compensatory
Stock Option        $    (238)  $      -   $     -      $    -   $      -    $   (115)  $     -  $     -         $    (353)

4.    Other Assets:

      On August 14, 1998, NCT Audio agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), an automotive audio system supplier for a purchase price of $10,000,000 and up to an additional $6,000,000 in possible future cash contingent payments. On June 11, 1998, NCT Audio had paid a non-refundable deposit of $1,450,000 towards the purchase price. The shareholders of Top Source Technologies, Inc., TSA's parent company, approved the transaction on December 15, 1998.

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

      NCT Audio had an exclusive right, as extended, to purchase the assets of TSA through July 15, 1999. Under the terms of the original agreement, NCT Audio was required to pay Top Source Technologies, Inc. $6.5 million on or before March 31, 1999 to complete the acquisition of TSA's assets. As consideration for an extension of such exclusive right from March 31, 1999 to May 28, 1999, NCT Audio agreed to pay Top Source Technologies, Inc. a fee of $350,000 consisting of $20,685 in cash, $125,000 of NCT Audio's minority interest in TSA earnings, and a $204,315 note payable, due April 16, 1999. If NCT Audio failed to pay the note by April 16, 1999, (a) the note would begin to accrue interest on April 17, 1999 at the lower of the rate of two times the prime rate or the highest rate allowable by law; and (b) the $20,685 and $125,000 portion of the extension fee would no longer be credited toward the $6.5 million purchase consideration due at closing. If NCT Audio failed to pay the note by April 30, 1999, the $204,315 portion of the extension fee would no longer be credited toward the $6.5 million closing amount due. To date, NCT Audio has not paid the note. Further, if NCT Audio failed to close the contemplated transaction by May 28, 1999, NCT Audio would forfeit its minority earnings in TSA for the period June 1, 1999 through May 30, 2000. In addition, due to NCT Audio's failure to close the transaction by March 31, 1999, NCT Audio must pay a penalty premium of $100,000 of NCT Audio's Series A Preferred Stock. In exchange for an extension from May 28, 1999 to July 15, 1999, NCT Audio's interest in TSA was reduced from 20% to 15%.

     On or about July 15, 1999, NCT Audio determined it would not proceed with the purchase of the assets of TSA, as structured, primarily due to its difficulty in raising the requisite cash consideration. As a result, NCT Audio has reduced the net investment in TSA to $1.2 million, representing a 15% minority interest (net of the above noted penalties and the minority interest in TSA earnings), and recorded a $2.4 million write down to its estimated net realizable value at June 30, 1999. If TSA is sold to another purchaser, NCT Audio will receive its pro rata share (15%) of such consideration less the above noted penalties.

      On August 17, 1998, NCT Audio agreed to acquire all of the members' interest in Phase Audio LLC (doing business as Precision Power, Inc. or "PPI"). PPI supplies custom-made automotive audio systems. NCT Audio will acquire the interest in exchange for shares of its common stock having an aggregate value of $2,000,000. NCT Audio also agreed to retire $8.5 million of PPI debt, but NCT Audio must obtain adequate financing before the transaction can be completed. In addition, NCT Audio provided PPI a working capital loan on June 17, 1998 in the amount of $500,000, which is evidenced by a demand promissory note. On August 18, 1998, NCT Audio provided PPI another working capital loan in the amount of $1,000,000, which is also evidenced by a demand promissory note. The unpaid principal balance of these notes bears interest at a rate equal to the prime lending rate plus one percent (1.0%).

      As noted, the transaction is contingent on NCT Audio obtaining outside financing to retire the PPI debt. On January 6, 1999, the PPI members notified NCT Audio that, while they remain willing to do the transaction, they may choose at some point to abandon the transaction because NCT Audio has not obtained the financing in a timely manner. They also notified NCT Audio that in lieu of the $2,000,000 in NCT Audio common stock, they would insist that NCT Audio pay them that amount in cash at any closing. Negotiations for NCT Audio's acquisition of PPI are continuing.


5.    Other Liabilities:

      On June 5, 1998, Interactive Products, Inc. ("IPI") entered into an agreement with the Company granting the Company a license to, and an option to purchase, a joint ownership interest in patents and patents pending which relate to IPI's speech recognition, speech compression and speech identification and verification technologies. The aggregate value of the patented technologies is $1,250,000, which was paid by a $150,000 cash payment and delivery of 1,250,000 shares of the Company's common stock valued at $0.65625 per share on June 5, 1998. At such time as IPI sells any of such shares, the proceeds thereof will be allocated towards a fully paid-up license fee for the technology rights noted above. In the event that the proceeds from the sale of shares are less than the $1,100,000, the Company will record a liability representing the cash payment due. On July 5, 1998, the Company paid IPI $50,000, which was held in escrow as security for the fulfillment of the Company's obligations towards the liability. The Company has recorded a liability of $454,000 at June 30, 1999 representing the difference between the proceeds of the sale of the shares issued on June 5, 1998 and the balance due on the license fee.

     On March 31, 1999, the Company signed a license agreement with Lernout & Hasupie Speech Products N.V. ("L&H"). The agreement provides the Company with a world-wide, non-exclusive, non-transferable license to selected L&H technology for use in NCT's ClearSpeech(R) products. The Company recorded a $0.9 million patent technology right and a $0.9 million liability at June 30, 1999.

     On April 12, 1999, the Company granted a world-wide non-exclusive, non-transferable license to L&H. The agreement provides L&H access to NCT's noise and echo cancellation algorithms for use in L&H's technology. In consideration of the Company's grant of a license to L&H, the Company recognized a non-refundable royalty fee of $0.8 million.


6.    Convertible Notes:

      On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor (the "Holder"), subscribed and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. A secured convertible note (the "Note") for $1.0 million was signed on January 26, 1999, and proceeds were received on January 28, 1999. The Note is to mature on January 25, 2001 and earn interest at the prime rate as published from day to day in The Wall Street Journal from the issue date until the Note becomes due and payable. The Holder shall have the right at any time on or prior to the day the Note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the Note into fully paid and non-assessable shares of common stock of the Company at the conversion price. The conversion price shall be the lesser of (i) the average of the closing bid prices for the common stock on the securities market on which the common stock is being traded for five (5) consecutive trading days prior to the date of conversion; or (ii) the fixed conversion price of $0.237. In no event will the conversion price be less than $0.15 per share. The Holder shall purchase the remaining $3.0 million principal amount of the secured convertible notes on or before June 30, 1999. The Company and Holder have agreed to extend such date for the purchase of remaining installments of secured convertible notes to October 1, 1999. On each of June 4, 1999, June 11, 1999, July 2 1999 and July 23,1999
the Company  received  proceeds of $250,000,  $250,000,  $500,000 and  $250,000, respectively, from the Holder for other secured convertible notes with the same terms and conditions of the Note described above.


7.    Litigation:

      On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for a discussion of this suit. On May 4, 1999, the Company's Italian law firm informed the Company that the Tribunal of Milan had verbally granted the Company's objection to lack of venue and had consequently rejected Mr. Valerio's claim and awarded the Company expenses in the amount of approximately $7,000. The Company is awaiting receipt of the official text of the judgement.

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


8.    Common Stock:

      For the six-month period ended June 30, 1999, the Company issued 12,273,685 shares of the Company's common stock in connection with the conversion of the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock") issued in the third quarter of 1998 in a private placement exempt from registration pursuant to Regulation D of the Securities Act of 1933 (the "Securities Act"). Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for further discussion.

      For the six-month period ended June 30, 1999, 57 shares of NCT Audio Series A Convertible Preferred Stock, issued in the third quarter of 1998 in a private placement exempt from registration pursuant to Regulation D of the Securities Act, were exchanged for 5,700 shares of Series D Preferred Stock, which were converted into 11,699,857 shares of the Company's common stock. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for further discussion.

      During the six-month period ended June 30, 1999, the Company received gross proceeds of $4.0 million less expenses of $0.5 million in connection with the Company's Series E Convertible Preferred Stock ("Series E Preferred Stock") issued in the fourth quarter of 1998 in a private placement exempt from registration pursuant to Regulation D of the Securities Act. As of July 31, 1999, 785 shares of the Company's Series E Preferred Stock had been converted into 5.1 million shares of the Company's common stock. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for further discussion.

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

      The Company anticipates the sale of such licenses to approximate $1.0 million each based on regional and commercial/professional settings. The Company has developed standard license agreements to coincide with its current business plan and delineate the extent and nature of the rights and duties of the Company and its licensees. During the three months ended March 31, 1999, the Company, in accordance with its revenue recognition policy, realized $2.0 million on the issuance of such licenses in consideration of the receipt of 3,600 shares of its Series E Preferred Stock in a related party transaction. During the three months ended June 30, 1999, the Company adjusted such revenue to $0.9 million based upon the valuation of additional shares of Series E Preferred Stock issued during the three months ended June 30, 1999. As a result, realization of revenue was limited to the related party's consideration representing the Series E Preferred Stock.

     On April 13, 1999, the Board of Directors granted options to purchase 8.6 million shares of the Company's common stock to certain officers, other employees and consultants of the Company. Options to purchase 3.4 million of such options vest immediately. Options to purchase 5.2 million of such shares will not become vested or exercisable thereafter until the satisfaction of additional vesting requirements based on the passage of time. The foregoing options were granted with the exercise price equal to the fair value of the Company's common stock on April 13, 1999, or $0.41 per share, as determined from the closing bid price as reported by NASDAQ OTC Bulletin Board.

      At the annual meeting of stockholders of the Company on June 24, 1999, the stockholders approved an amendment to increase the number of shares of common stock the Company is authorized to issue from 255,000,000 to 325,000,000. This amendment became effective on July 29, 1999, when the Company filed the appropriate amendment to its Certificate of Incorporation with the Office of the Secretary of State of Delaware.

      On June 24, 1999, the Board of Directors approved the issuance of up to 15,000,000 shares of the Company's common stock to be used to settle certain obligations of the Company. In connection therewith, management expects to negotiate with vendors and creditors to settle certain obligations.

      At June 30, 1999, the aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants was 37.8 million shares, and the aggregate number of shares of common stock required to be reserved for issuance upon conversion of issued and outstanding shares of the remaining Series C Convertible Preferred Stock was 1.5 million shares. The Company has also reserved 18.8 million shares of common stock for issuance to certain holders of NCT Audio common stock upon their exercise of certain rights to exchange their shares of NCT Audio common stock for shares of the Company's common stock, 0.7 million shares of common stock reserved for the issuance upon exchange of the remaining Series A Preferred Stock for Series D Preferred Stock, 26.6 million shares of common stock reserved for the issuance upon conversion of Series E Preferred Stock and 6.5 million shares of common stock reserved for the issuance upon conversion of the secured convertible notes. At June 30, 1999, the number of shares available for the exercise of options and warrants was 39.3 million and of the outstanding options and warrants, options and warrants to purchase 25.5 million shares were currently exercisable.

9.    Business Segment Information:

      During 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The provisions of SFAS No. 131 require the Company to disclose the following information for each reporting segment: general information about factors used to identify reportable segments, the basis of organization, and the sources of revenues; information about reported profit or loss and segment assets; and reconciliations of certain reported segment information to consolidated amounts.

(In thousands of dollars)
                                                 Segment
                     ---------------------------------------------------------------------------------------------------------
                                                                                Advancel
                                                                                Logic      Total                         Grand
                     Audio      Hearing   Communications   Europe     DMC       Corp       Segments      Other           Total
                     ---------------------------------------------------------------------------------------------------------
For the six
months ended
June 30, 1999:
Net Sales -
  External           $   352    $   432    $   666        $     2     $    -    $    943   $   2,395     $      8    $   2,403
Net Sales -
  Other Operating
  Segments                 2          -          -            438          -           -         440         (440)           -
License Fees
  and Royalties          500        156        863              -        850       1,100       3,469           32        3,501
Write down of
  investment in
  unconsolidated
  subsidiary          (2,385)         -          -              -          -           -      (2,385)           -       (2,385)
Interest
  Income, net             91          -          -              1          -           -          92          (35)          57
Depreciation/
  Amortization             6          -          -             10          -           7          23          877          900
Operating
  Income (Loss)       (5,424)    (1,683)    (1,099)            46        (99)        778      (7,481)        (357)      (7,838)
Segment Assets         4,453      2,347      1,108            193        442       2,063      10,606        7,723       18,329
Capital
  Expenditures             -          -          1              9          3          35          48            4           52

For the six
months ended
June 30, 1998:
Net Sales -
  External           $    85     $  763     $  337           $  7      $   -      $    -     $ 1,192       $   22      $ 1,214
Net Sales -
  Other Operating
  Segments                 -         16          4            482          -           -         502         (502)           -
License Fees
  and Royalties          275         71          -              -          -           -         346            -          346
Equity in net
  loss of
  Unconsolidated
  affiliates -
  net of
  amortization             -          -          -              -          -           -           -            -            -
Interest
  Income, net             13          -          -              -          -           -          13          199          212
Depreciation/
  Amortization             -          -          -             30          -           -          30          450          480
Operating
  Income (Loss)       (1,564)    (1,447)    (2,055)          (141)         -           -      (5,207)       1,613       (3,594)
Segment Assets         3,252      2,475        446            232          -           -       6,405        8,371       14,776
Capital
  Expenditures           159          -          5             73          -           -         237          153          390

      Audio:

      NCT  Audio  is  engaged  in the  design,  development,  and  marketing  of products, which utilize innovative flat panel transducer technology. The products available from NCT Audio include the Gekko(TM) flat speaker and ArtGekko(TM) printed grille collection. The Gekko(TM) flat speaker is marketed primarily to the home audio market, with potential in many other markets, including the professional audio systems market, the automotive audio aftermarket, the aircraft industry, other transportation markets and multimedia markets. The principal customers are end-users, automotive original equipment manufacturers ("OEMs") and manufacturers of integrated cabin management systems.

      Hearing:

      NCT Hearing designs, develops and markets active noise reduction ("ANR") headset products to the communications headset market and the telephony headset market. The product lines include the NoiseBuster(R) product line and the ProActive(R) product line. The NoiseBuster(R) products consist of the NoiseBuster Extreme!(TM), a consumer headset, the NB-PCU, a headset used for in-flight passenger entertainment systems and communications headsets for cellular, multimedia and telephony. The ProActive(R) products consist of noise reduction headsets and communications headsets for noisy industrial environments. The majority of NCT Hearing's sales are in North America. Principal customers consist of end-users, retail stores, OEMs and the airline industry.

      Communications:

      The Communications division of the Company focuses on the telecommunications market and in particular the hands-free market. The Communications technology includes ClearSpeech(R)-Acoustic Echo Cancellation and ClearSpeech(R)-Compression. ClearSpeech(R)-Acoustic Echo Cancellation removes acoustic echoes in hands-free full-duplex communication systems. Applications for this technology are cellular telephony, audio and video teleconferencing, computer telephony and gaming and voice recognition. ClearSpeech(R)-Compression maximizes bandwidth efficiency in wireless, satellite and intra- and internet transmissions and creates smaller, more efficient voice files while maintaining speech quality. Applications for this technology are intranet and internet telephony, audio and video conferencing, PC voice and music, telephone answering devices, real-time multimedia multitasking, toys and games and playback devices. The Communications products include the ClearSpeech(R)-Microphone and the ClearSpeech(R)-Speaker. The majority of Communications' sales are in North America. Principal markets for Communications are the telecommunications industries and principal customers are OEMs, system integrators and end-users.

      Europe:

      The principal activity of NCT Europe is the provision of research and engineering services in the field of active sound control technology to the Company. NCT Europe provides research and engineering to Audio, Hearing and Communications as needed. NCT Europe also provides a marketing and sales support service to the Company for European sales.

      DMC:

   DMC, a wholly-owned subsidiary of the Company formed on November 24, 1998, develops, installs and provides an audio/visual advertising medium within commercial/professional settings. DMC installs flat panel transducer-based speakers, a personal computer containing DMC's Sight and Sound Digital Broadcast Station software, telephone access to the internet, amplifiers and related components. The Digital Broadcast Station software schedules advertisers' customized broadcast messages, which are downloaded via the internet, with the respective music genre choice to the commercial/professional establishments. DMC has selected four vertical markets for initial network development: health, fitness, education and hospitality. DMC will also develop private networks for large customers with multiple outlets such as large fast food chains and retail chains.

      Advancel Logic Corporation:

      Advancel Logic Corporation ("Advancel"), acquired by the Company on September 4, 1998, is a participant in the native Java(TM) (Java(TM) is a trademark of Sun Microsystems, Inc.) embedded microprocessor market. The purpose of the Java(TM) platform is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has been developing a family of processor cores, which will execute instructions written in both Java bytecode and C/C++ significantly enhancing the rate of instruction execution, which opens up many new applications. The potential for applications consists of the next generation home appliances and automotive applications, smartcards for a variety of applications, hearing aids and mobile communications devices.

      Other:

      The  Net  Sales  -  Other  Operating   Segments   primarily   consists  of
inter-company sales and items eliminated in consolidation. Segment assets consist primarily of corporate assets.


10.   Subsequent Events

      On July 19, 1999, DMC signed a convertible guaranteed term promissory note ("PRG Note") with Production Resource Group ("PRG") in the amount of $1.0 million. PRG will provide lease financing to DMC for its Sight and Sound(TM) systems (the "Systems") and will provide integration, installation and maintenance services to DMC. A portion of the PRG Note ($125,000) was received on July 22, 1999. Of the total amount, $750,000 will be deposited into an escrow account and will be used to pay rental and installation costs due from DMC with respect to the Systems. Further, DMC may draw an additional $125,000 provided that PRG continues to have a good faith belief that the Systems are functioning properly and that DMC has obtained at least one network-wide advertising client providing annual advertising revenues of at least $250,000. The PRG Note matures on July 19, 2001 and earns interest at ten percent (10%) per annum. PRG may convert the PRG Note in whole or in part at the election of PRG into shares of DMC's common stock, without par value, at any time during the period commencing on the date of issuance and ending on the maturity date. DMC shall have the right to lease from PRG additional Systems with an aggregate value of up to $9.5 million, provided that PRG is reasonably satisfied with the success of the DMC business, including the technology and economics thereof and the likelihood of the continued success thereof. In connection with this note, PRG was granted a common stock warrant equal to either (i) the number of shares of the Company's common stock which may be purchased for an aggregate purchase price of $1,250,000 at the fair market value on July 19,1999 or (ii) the number of shares representing five percent of the fully paid non-assessable shares of common stock of DMC at the purchase price per share equal to either (i) if a DMC qualified sale (a sale in one transaction in which the aggregate sales proceeds to DMC equal or exceed $5,000,000) has closed on or before December 31, 1999, the purchase price per share determined by multiplying the price per share of DMC common stock or security convertible into DMC common stock by seventy-five percent (75%) or (ii) if a DMC qualified sale has not closed on or before December 31, 1999, at an aggregate price of $1,250,000.

     On August 10, 1999, the Company entered into a subscription agreement (the "Series F Subscription Agreement") to sell an aggregate stated value of up to $12.5 million (12,500 shares) of Series F Preferred Stock, in a private placement pursuant to Regulation D of the Securities Act, to four unrelated accredited investors through one dealer (the "1999 Series F Preferred Stock Private Placement"). The Company received $1.0 million for the sale of 4,230 shares of Series F Preferred Stock having an aggregate of $4.2 million stated value on August 10, 1999. At the Company's election, the investors may invest up to an additional $4.0 million in cash or in kind, at a future date. Each share of the Series F Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series F Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock, subject to certain limitations. Under the terms of the Series F Subscription Agreement, the Company is required to file a registration statement ("the Series F Registration Statement") on Form S-1 on or prior to a date which is no more than forty-five (45) days from the date that the Company has issued a total of 1,000 shares of Series F Preferred Stock, covering the resale of all of the registrable securities (the "Series F Closing Date"). The shares of Series F Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) ninety (90) days after the Series F Closing Date; (ii) five (5) days after the Company receives a "no review" status from the SEC in connection with the Series F Registration Statement; or (iii) the effective date of the Series F Registration Statement. Each share of Series F Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the following formula (the "Series F Conversion Formula"):

                       [(.04) x (N/365) x (1,000)] + 1,000
                                Conversion Price

      where

            N = the number of days between (i) the Series F Closing Date, and (ii) the conversion date.

            Conversion
            Price = the greater of (i) the amount obtained by multiplying the Conversion Percentage (which means 80% reduced by an additional 2% for every 30 days beyond 60 days from the issuance that the Series F Registration Statement has not been filed by the Company) in effect as of the conversion date times the average market price for the Company's common stock for the five (5) consecutive trading days immediately preceding such date.

      The conversion terms of the Series F Preferred Stock also provide that in no event shall the Company be obligated to issue more than 35,000,000 shares of its common stock in the aggregate in connection with the conversion of the 12,500 shares of Series F Preferred Stock issued under the 1999 Series F Preferred Stock Private Placement. The Company is also obligated to pay a 4% per annum accretion on the stated value of Series F Preferred Stock. The Company is given the right to pay the accretion in either cash or common stock. The Series F Subscription Agreement also provides that the Company will be required to make certain payments in the event of its failure to effect conversion in a timely manner. As of the date hereof, no shares of Series F Preferred Stock have been converted to NCT common stock.

      In connection with the Series F Preferred Stock, the Company may be obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such obligation will be triggered in the event that the Company issues 35,000,000 shares on conversion of Series F Preferred Stock.

     On August 16,1999, the Company executed a plan to outsource logistics and downsize its audio, hearing and product support groups. The Company reduced its worldwide work force by 25%. Charges related to this amount to $0.1 million and will be recorded in the third quarter of 1999.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999

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


      GENERAL BUSINESS ENVIRONMENT

      The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, as well as from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. This is reflected in the first six months of 1999, where 59% of the Company's revenue is from licensing fees and royalties, 21% from product sales and 20% from engineering and development services. There can be no assurance that technology licensing fees will continue at that level.

      Note 1 to the accompanying condensed consolidated financial statements and the liquidity and capital resources section which follow describe the current status of the Company's available cash balances.

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

      As distribution channels are established and as product sales and market acceptance of the commercial applications of the Company's technologies build as anticipated by management, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The funding from these sources, if realized, will reduce the Company's dependence on engineering and development funding. The beginning of this process is shown in the shifting percentages of operating revenue discussed below.

      From the Company's inception through June 30, 1999, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 25% in product sales, 41% in engineering and development services and 34% in technology licensing fees and royalties.

      The Company has entered into a number of alliances and strategic relationships with established firms for the integration of its technology into products. The speed with which the Company can achieve the commercialization of its technology depends in large part upon the time taken by these firms and their customers for product testing, and their assessment of how best to integrate the technology into their products and manufacturing operations. While the Company works with these firms on product testing and integration, it is not always able to influence how quickly this process can be completed.

      The Company continues to sell and ship NoiseBuster(R) headsets, Clearspeech(R) products and the Gekko(TM) flat speakers in 1999. The Company is now selling products through four of its alliances: Walker Electronic Silencing, Inc. ("Walker") is manufacturing and selling industrial silencers; Siemens Medical Systems, Inc. ("Siemens") is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; Ultra Electronics, Limited ("Ultra") is installing aircraft cabin quieting systems in turboprop aircraft; and Oki Electric Industry Co., Ltd. ("Oki") has incorporated the Company's Clearspeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications products. The Company is entitled to receive royalties from Walker on its sales of industrial silencers, from Ultra on its sales of aircraft cabin quieting systems and from Oki on its sales of communications products. The Company also is entitled to receive direct product sales revenue from Siemens' purchase of headsets. In addition, the Company is entitled to royalties from NXT on its sale of certain audio products and from suppliers to United Airlines and other major carriers for integrated noise cancellation active-ready passenger headsets.

      Product revenues for the six months ended June 30, 1998 and 1999 were:

                                              PRODUCT REVENUES
                                           (thousands of dollars)

                       Three Months Ended June 30,            Six Months Ended June 30,
                     --------------------------------     ---------------------------------
                                         As a % of                             As a % of
                          Amount           Total              Amount             Total
                     ---------------  ---------------     ---------------   ---------------
   Product            1998     1999    1998     1999       1998     1999     1998     1999
--------------        ----     ----    ----     ----       ----     ----     ----     ----
Headsets              $528     $199    79.5%    34.5%    $  761   $  408     71.4%    33.2%
Communications          63      214     9.5%    37.2%       213      463     20.0%    37.7%
Audio                   73      162    11.0%    28.1%        85      355      8.0%    28.9%
Other                    -        1     0.0%     0.2%         6        2      0.6%     0.2%
                      ----     ----   ------   ------    ------   ------    ------   ------
   Total              $664     $576   100.0%   100.0%    $1,065   $1,228    100.0%   100.0%
                      ====     ====   ======   ======    ======   ======    ======   ======

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

      On February 9, 1999, NCT Audio and NXT expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground based vehicles and aircraft sound systems. The expanded agreement also increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded licensing rights, NCT Audio received licensing fees of $0.5 million. Also on February 9, 1999, NCT Audio and NXT amended the Master License Agreement to include a minimum royalty payment of $160,000 in 1999, to be paid by NCT Audio to NXT in equal quarterly installments. The Company has recorded a liability of $53,333 at June 30, 1999.

     On March 31, 1999, the Company signed a license agreement with Lernout & Hasupie Speech Products N.V. ("L&H"). The agreement provides the Company with a world-wide, non-exclusive, non-transferable license to selected L&H technology for use in NCT's ClearSpeech(R) products. The Company recorded a $0.9 million patent technology right and a $0.9 million liability at June 30, 1999.

     On April 12, 1999, the Company granted a world-wide non-exclusive, non-transferable license to L&H. The agreement provides L&H access to NCT's present and future noise and echo cancellation algorithms for use in L&H's technology. In consideration of the Company's grant of a license to L&H, the Company recognized a non-refundable royalty fee of $0.8 million.

     On August 16,1999, the Company executed a plan to outsource logistics and downsize its audio, hearing and product support groups. The Company reduced its worldwide work force by 25%. Charges related to this amount to $0.1 million and will be recorded in the third quarter of 1999.

      Management believes that currently available funds will not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees, royalties, product sales and engineering and development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development revenue, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales, and engineering and development services are not realized, then management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available. (Refer to "Liquidity and Capital Resources" below and to Note 1 - "Notes to the Condensed Consolidated Financial Statements" above for a further discussion relating to continuity of operations.)


      RESULTS OF OPERATIONS

      Total revenues for the first six months of 1999 were $5.9 million compared to $1.6 million for the same period in 1998, an increase of $4.3 million or 278%. Revenues for the first six months of 1999 included a net license fee of $0.9 million for DBSS technology and total revenue recognized from STMicroelectronics S.A. ("ST") of $2.0 million.

      Consistent with the Company's objectives, technology licensing fees and royalties increased to $3.5 million in the first six months of 1999 versus $0.3 million for the same period in 1998, an increase of $3.2 million, primarily due to a $0.9 million prepaid royalty and a $0.2 million license fee from ST and a $0.9 million net DBSS license fee. The technology license fee consideration is occasioned by 3,600 shares of Series E Preferred Stock returned to the Company in lieu of cash consideration. The DBSS license includes the rights to exploit the DBSS technology in a specific geographical area within one of four networks. The technology includes hardware, software, rights to practice the intellectual property and the license to deliver music along with advertising content. The Company anticipates the sale of such licenses to approximate $1.0 million each based on regional and commercial/professional settings. During the three months ended March 31, 1999, the Company, in accordance with its revenue recognition policy, realized only $2.0 million on the issuance of such licenses in consideration of the receipt of 3,600 shares of its Series E Preferred Stock. During the three months ended June 30, 1999, the Company adjusted such revenue to $0.9 million, due to the valuation of additional shares of Series E Preferred Stock issued during the period.

      The Company continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines and other carriers. Royalties from these and other licensees are expected to account for a greater share of the Company's revenue in future periods.

      Product sales increased to $1.2 million for the first six months of 1999 versus $1.1 million for the same period in 1998, an increase of $0.1 million or 15%, primarily reflecting increased sales of ClearSpeech(R) and Gekko(TM) flat speakers. Primarily due to an agreement with ST, engineering and development services have increased to $1.2 million compared to $0.1 million for the same period in 1998.

      Cost of product sales was $1.1 million for the first six months of 1999 versus $0.9 million for the same period in 1998, an increase of $0.2 million or 25%, primarily reflecting the increase in product sales and an inventory reserve of $0.2 million for slow moving hearing product inventory. Product margin was 12% for the first six months of 1999 versus 18% during the same period in 1998 due to the above noted inventory reserve offset by the sales mix of more profitable products, particularly the sales of ClearSpeech(R) products and Gekko(TM) flat speakers. Cost of engineering and development services increased to $0.9 million for the first six months of 1999 versus $0.1 million for the same period in 1998, due to the agreement with ST The gross margin on engineering and development services increased to 23% for the first six months of 1999 from 14% during the same period in 1998 due to more profitable contracts in 1999.

      Selling, general and administrative expenses for the first six months of 1999 were $5.7 million versus $4.5 million for the same period in 1998, an increase of $1.2 million or 27% primarily due to an 11% increase in the number of sales and marketing professionals, additional corporate and marketing efforts in DMC, a new wholly-owned subsidiary of the Company and an increase of $0.5 million in legal expenses.

      Research and development expenditures for the first six months of 1999 were $3.5 million versus $3.3 million for the same period in 1998, an increase of $0.2 million or 5%, primarily due to costs attributable to Advancel Logic Corporation, a subsidiary of the Company acquired in September 1998, and continued efforts to focus on near-term product sales and technology licensing fees. The Company continues to focus on products utilizing its hearing, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.


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


      LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $115.5 million on a cumulative basis through June 30, 1999. These losses, which include the costs for development of products for commercial use, have been funded primarily from
(1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales, and (6) engineering and development funds received from strategic partners and customers.

      Management believes that currently available funds will not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees, royalties, product sales and engineering and development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties product sales and engineering and development services, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales and engineering and development services are not realized, then management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

      There can be no assurance that funding will be provided by technology licensing fees, royalties, product sales, engineering and development revenue. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at June 30, 1999, about the Company's ability to continue as a going concern.

      At June 30, 1999, cash was $0.1 million. The available resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

      The Company's deficit in working capital increased to $(2.4) million at June 30, 1999, from $(1.2) million at December 31, 1998. This $1.2 million deterioration was primarily due to a decrease in cash and cash equivalents due to increasing efforts to develop and introduce new product lines and to fund operations for the period.

     During the first six months of 1999, the net cash used in operating activities was $4.5 million, compared to $7.3 million used in operating activities during the same period of 1998. The decrease of $2.8 million was primarily due to the write down of the estimated net realizable investment in TSA.

      Net inventory decreased during the first six months of 1999 by $0.2 million, primarily due to an increase in reserves for slow moving hearing product inventory.

      The net cash provided by financing activities amounted to $5.0 million, primarily due to the $1.5 million convertible notes (see Note 6 - "Notes to the Condensed Consolidated Financial Statements" for further details) and $3.5 million net proceeds from the Series E Preferred Stock financing (see Note 8 - "Notes to the Condensed Consolidated Financial Statements" for further details).

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

      Other than as noted in Note 4 - "Notes to the Condensed Consolidated Financial Statements", there were no material commitments for capital expenditures as of June 30, 1999, and no other material commitments are anticipated in the near future.

                                    PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      For discussion of legal proceedings, see Note 7 - "Notes to the Condensed Consolidated Financial Statements" which is included herein.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      An annual meeting of stockholders of the Company was held on June 24, 1999. At the meeting, Jay M. Haft, Michael J. Parrella, John J. McCloy II , Sam Oolie and Stephan Carlquist were elected directors, each to serve until the next annual meeting of stockholders and until his successor is elected and qualified. The stockholders also (1) approved an amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized thereunder from 255,000,000 shares to 325,000,000 shares, (2) approved the grant of options to certain directors of the Company, and (3) ratified the appointment of Richard A. Eisner & Company, LLP as the Company's independent auditors for the year ending December 31, 1999. The vote taken at such meeting was as follows:

      (a)   With respect to the election of the directors:

                                       FOR             WITHHELD
            Jay M. Haft            133,059,907        4,101,686
            Michael J. Parrella    133,948,657        3,212,936
            John J. McCloy II      133,084,687        4,076,906
            Sam Oolie              133,069,692        4,091,901
            Stephan Carlquist      134,041,831        3,119,762

      (b) With respect to the proposal to approve the amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized thereunder from 255,000,000 to 325,000,000 shares:

                                                 ABSTENTIONS AND
                  FOR            AGAINST        BROKER NON-VOTES
              123,084,720      13,401,269            675,603

      (c) With respect to the proposal to approve the informal plan granting options to four non-employee directors of the Company:

                                                 ABSTENTIONS AND
                  FOR            AGAINST        BROKER NON-VOTES
              122,140,645      10,770,871            883,390


      (d) With respect to the proposal to ratify the selection of Richard A. Eisner & Company, LLP independent auditors for the Company's fiscal year ending December 31, 1999:

                                                 ABSTENTIONS AND
                  FOR            AGAINST        BROKER NON-VOTES
              134,800,339       1,460,686            900,568


ITEM 6.     EXHIBITS

(a)   Exhibits

            Exhibit 3(h) Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed in the Office of the Secretary of State of the State of Delaware on July 29, 1999.

            Exhibit 27  Financial Data Schedule

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


Dated:  August 16, 1999