Form 10-Q
period 1999-09-30
NCT GROUP INC
filed 1999-11-15
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 /X/ Yes __ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              231,334,889 shares outstanding as of November 5, 1999

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)
                                                             (In thousands except per share amounts)
                                                             Three Months                Nine Months
                                                          Ended September 30,        Ended September 30,
                                                      -------------------------   ------------------------
                                                          1998          1999         1998         1999
                                                      -----------   -----------   ----------   -----------
REVENUES:
   Technology licensing fees and royalties            $       29    $    4,008    $     375    $    7,509
   Product sales, net                                        548           574        1,613         1,802
   Engineering and development services                      138           128          287         1,303
                                                      -----------   -----------   ----------   -----------
          Total revenues                              $      715    $    4,710    $   2,275    $   10,614
                                                      -----------   -----------   ----------   -----------

COSTS AND EXPENSES:
   Cost of product sales                              $      383    $      634    $   1,252    $    1,717
   Cost of engineering and development services               65           761          193         1,664
   Selling, general and administrative                     3,159         2,318        7,613         7,981
   Research and development                                1,430         1,644        4,727         5,102
   Other (income)/expense (Note 5)                            38         2,292       (3,344)        2,599
   Write down of investment inunconsolidated
      affiliate (Note 5)                                       -             -            -         2,385
   Interest (income)/expense                                (114)           16         (326)          (41)
                                                      -----------   -----------   ----------   -----------
          Total costs and expenses                    $    4,961    $    7,665    $  10,115    $   21,407
                                                      -----------   -----------   ----------   -----------

NET LOSS                                              $   (4,246)   $   (2,955)   $  (7,840)   $  (10,793)
                                                      ===========   ===========   ==========   ===========

   Preferred stock dividend requirement               $      723    $    8,058    $   2,413    $   13,298
   Accretion of difference between carrying amount
      and redemption amount of redeemable
      preferred stock                                        699           131        1,183           315
                                                      -----------   -----------   ----------   -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS          $   (5,668)   $  (11,144)   $ (11,436)   $  (24,406)
                                                      ===========   ===========   ==========   ===========

Basic and diluted loss per share                      $    (0.04)   $    (0.06)   $   (0.08)   $    (0.14)
                                                      ===========   ===========   ==========   ===========

Weighted average common shares
outstanding - basic and diluted                          151,740       188,009      140,906       173,453
                                                      ===========   ===========   ==========   ===========


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(in thousands, unaudited)
                                                            Three Months                Nine Months
                                                         Ended September 30,        Ended September 30,
                                                      -------------------------   ------------------------
                                                         1998          1999          1998         1999
                                                      -----------   -----------   ----------   -----------

NET LOSS                                              $   (4,246)   $   (2,955)   $  (7,840)   $  (10,793)

Other comprehensive income/(loss):
   Currency translation adjustment                           (65)            9          (78)           30
                                                      -----------   -----------   ----------   -----------

COMPREHENSIVE LOSS                                    $   (4,311)   $   (2,946)   $  (7,918)   $  (10,763)
                                                      ===========   ===========   ==========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)                                    (in thousands of dollars)
                                                                                December 31,    September 30,
                                                                                   1998             1999
                                                                                ------------    -------------
ASSETS:                                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents (Note 1)                                         $       529     $        547
     Restricted cash (Note 7)                                                             -              847
     Accounts receivable, net of reserves (Note 2)                                      716            4,825
     Inventories, net of reserves (Note 3)                                            3,320            2,860
     Other current assets                                                               185              152
                                                                                ------------    -------------
                     Total current assets                                       $     4,750     $      9,231

Property and equipment, net                                                             997              633
Goodwill, net                                                                         1,506            4,411
Patent rights and other intangibles, net (Note 6)                                     2,881            3,305
Other assets (Note 5)                                                                 5,331            1,715
                                                                                ------------    -------------
                                                                                $    15,465     $     19,295
                                                                                ============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 3,226            3,602
     Accrued expenses                                                                 1,714            2,248
     Accrued payroll, taxes and related expenses                                        241              320
     Other liabilities (Note 6)                                                         756              769
     Customers' advances                                                                  -               23
                                                                                ------------    -------------
                     Total current liabilities                                  $     5,937     $      6,962
                                                                                ------------    -------------
Long term liabilities:
     Convertible notes and accrued interest (Note 7)                            $         -     $      3,864
                                                                                ------------    -------------
                     Total long term liabilities                                $         -     $      3,864
                                                                                ------------    -------------
Commitments and contingencies
                                                                                ------------    -------------
Common stock subject to resale guarantee (Note 9)                               $         -     $      1,756
                                                                                ------------    -------------
Minority interest in consolidated subsidiary
  Preferred stock in subsidiary, $.10 par value, 1,000 shares authorized, issued and outstanding, 60 and 3 shares, respectively (redemption amount
  $6,102,110 and $314,138, respectively)                                        $     6,102     $        314
                                                                                ------------    -------------
Stockholders' equity (Note 4)
Preferred stock, $.10 par value, 10,000,000 shares authorized
    Series C preferred stock, 700 shares issued and outstanding
      (redemption amount $731,222 and $752,164, respectively)                   $       702     $        723
    Series D preferred stock, issued and outstanding, 6,000 and 0 shares,
      respectively (redemption amount $6,102,110 and $0, respectively)                5,240                -
    Series E preferred stock, issued and outstanding, 10,580 and 5,171 shares, respectively (redemption amount $10,582,319 and $5,326,870,
      respectively)                                                                   3,298            3,062
    Series F preferred stock, issued and outstanding, 0 and 8,500 shares,
      respectively (redemption amount $0 and $8,546,575 respectively)                     -              970

Common stock, $.01 par value, authorized 255,000,000 and 325,000,000 shares,
   respectively; issued 156,337,316 and 217,893,010 shares, respectively              1,563            2,179

Additional paid-in-capital                                                          107,483          124,089
Unearned portion of compensatory stock, warrants and                                   (238)            (104)
Expenses to be paid with common stock                                                     -           (2,285)
Accumulated deficit                                                                (107,704)        (118,497)
Cumulative translation adjustment                                                        45               75
Stock subscriptions receivable                                                       (4,000)               -
Treasury stock (6,078,065 shares of common stock , 0 shares of preferred stock and 6,078,065 shares of common stock, 1,726 shares of Series E
   preferred stock, respectively)                                                    (2,963)          (3,813)
                                                                                ------------     ------------
                     Total stockholders' equity                                 $     3,426      $     6,399
                                                                                ------------     ------------
                                                                                $    15,465      $    19,295
                                                                                ============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)                                                       in thousands of dollars)
                                                               Nine months ended September 30,
                                                               -------------------------------
                                                                     1998           1999
                                                                  -----------    -----------

Cash flows from operating activities:
   Net (loss)                                                     $   (7,840)    $  (10,793)
   Adjustments to reconcile net loss to net cash
   (used in) operating activities:
    Depreciation and amortization                                        805          1,389
    Common stock options and warrants issued as consideration for:
       Compensation                                                      213            167
       Patent rights                                                     446              -
    Provision for tooling costs                                           39             69
    Provision for doubtful accounts                                       62             92
    Loss on disposition of fixed assets                                   35              -
    Write down of investment in unconsolidated affiliate (Note 5)          -          2,385
    Preferred stock received for license fees (Note 9)                     -           (850)
    Reserve for note receivable (Note 5)                                   -          1,624
    Beneficial conversion feature on convertible note (Note 7)             -            204
    Amortization of debt discount (Note 7)                                 -             47
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                         (195)            64
     (Increase) decrease in license fees receivable                      200         (4,265)
     (Increase) decrease in inventories, net                          (2,583)           460
     (Increase) decrease in other assets                                (524)            37
     Increase in accounts payable and accrued expenses                   843          2,351
     Increase (decrease) in other liabilities                           (514)           453
                                                                  -----------    -----------

    Net cash (used in) operating activities                       $   (9,013)    $   (6,566)
                                                                  -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                           $     (462)    $     (136)
   Acquisition of patent rights (Note 6)                                (200)          (900)
   Sale of fixed assets                                                   44              -
   Acquisition of affiliates (Note 5)                                 (4,900)             -
                                                                  -----------    -----------

     Net cash (used in) investing activities                      $   (5,518)    $   (1,036)
                                                                  -----------    -----------

Cash flows from financing activities:
   Proceeds from:
     Convertible notes (net) (Note 7)                             $        -     $    4,000
     Sale of preferred stock (net) (Note 9)                           10,292          4,435
     Sale of common stock (net)                                          352              1
     Purchase of treasury shares                                      (3,078)             -
                                                                  -----------    -----------

     Net cash provided by financing activities                    $    7,566     $    8,436
                                                                  -----------    -----------

Effect of exchange rate changes on cash                           $      (90)    $       31
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents              $   (7,055)    $      865
Cash and cash equivalents - beginning of period                       12,604            529
                                                                  -----------    -----------

Cash and cash equivalents - end of period                         $    5,549     $    1,394
                                                                  ===========    ===========

Cash paid for interest                                            $        1     $        1
                                                                  ===========    ===========

Non-cash transactions:
   Common stock subject to resale guarantee                       $        -     $    1,756
                                                                  ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions and rules of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the NCT Group, Inc. (the "Company" or "NCT") Annual Report on Form 10-K, for the year ended December 31, 1998, filed on March 31, 1999 as amended by Amendment No. 1 thereto filed on May 3, 1999 and Amendment No. 2 thereto filed on May 3, 1999.

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $118.5 million on a cumulative basis through September 30, 1999. These losses, which include the cost for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales and (6) engineering and development funds received from strategic partners and customers.

      Cash, cash equivalents and short-term investments amounted to $1.4 million at September 30, 1999, increasing from $0.5 million at December 31, 1998. Management believes that currently available funds will not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options and the funding derived from technology licensing fees, royalties, product sales and engineering development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development revenue, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales and engineering and development services are not realized, management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

      On January 25, 1999, the Company granted DistributedMedia.com, Inc. ("DMC"), a wholly owned subsidiary of the Company formed on November 24, 1998, an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to DMC products in consideration for a license fee of $3.0 million (eliminated in consolidation). Such license fee is to be paid when proceeds are available from the sale of DMC common stock. In addition, running royalties will be payable to the Company with respect to DMC's sales of products incorporating the licensed technology and its sublicensing of such technology. It is anticipated that DMC will issue shares of its common stock in transactions exempt from registration in order to raise additional working capital.

      On February 9, 1999, NCT Audio Products, Inc. ("NCT Audio") and New Transducers Ltd. ("NXT") expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground based vehicles and aircraft sound systems. The expanded agreement also increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded license rights, NCT Audio received licensing fees of $0.5 million. Also on February 9, 1999, NCT Audio and NXT amended the Master License Agreement to include a minimum royalty payment of $160,000 in 1999, to be paid by NCT Audio to NXT in equal quarterly installments. The Company has recorded a liability of $0.1 million at September 30, 1999.

      On June 24, 1999, the Board of Directors approved the issuance of up to 15,000,000 shares of the Company's common stock to be used to settle certain obligations of the Company. On September 24, 1999, the Company issued 12,005,847 shares of common stock to suppliers and consultants to settle current obligations of $1.8 million and future obligations of $0.5 million and filed a Form S-1 resale registration statement with the Commission covering such shares. The current obligations of $1.8 million are reflected as common stock subject to resale guarantee. On October 27, 1999, the Company issued an additional 1,148,973 shares of common stock to suppliers and consultants to settle future obligations of $0.2 million. On October 28, 1999, the Company filed a pre-effective amendment to the Form S-1 resale registration statement to include such additional shares. The registration statement, as amended, also included those shares of the Company's common stock that were issued in exchange for NCT Audio common stock to Balmore (as defined on page 12). The registration statement (File No. 333-87757) was declared effective by the Commission on November 2, 1999.

      On June 24, 1999, NCT Hearing Products, Inc. ("NCT Hearing"), a wholly owned subsidiary of the Company, signed a letter of intent to acquire sixty percent (60%) of the common stock of Pro Tech Communications, Inc. ("Pro Tech") in exchange for rights to certain NCT Hearing technology. Consummation of the transaction is contingent upon NCT Hearing raising $2.0 million of equity financing.

      On August 16, 1999, the Company executed a plan to outsource logistics and downsize its audio, hearing and product support groups. The Company reduced its worldwide work force by approximately 25%. Charges related to this amount to $0.1 million and were recorded in the third quarter of 1999.

      On September 10, 1999, the Company received subscription agreements in the amount of $4.0 million for four DMC network affiliate licenses incorporating the Digital Broadcasting Station System ("DBSS"). On October 13, 1999, the Company received $1.0 million. The Company anticipates receipt of the remaining $3.0 million in the fourth quarter of 1999.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at September 30, 1999, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


2.    Accounts Receivable:

      Accounts receivable comprise the following:

          (thousands of dollars)
                                         December 31,    September 30,
                                             1998            1999
                                         --------------  --------------
   Technology license fees and royalties   $      192      $    4,457
   Engineering and development services           200              99
   Other                                          552             444
   Allowance for doubtful accounts               (228)           (175)
                                         --------------  --------------
       Accounts receivable, net of
       reserves                            $      716      $    4,825
                                         ==============  ==============

      Technology licensing fees included subscription agreements in the amount of $4.0 million (see Note 1 for further details).


3.    Inventories:

      Inventories comprise the following:

          (thousands of dollars)
                                         December 31,    September 30,
                                             1998            1999
                                         --------------  --------------
   Components                              $      745      $      588
   Finished Goods                               3,083           2,824
                                         --------------  --------------
   Gross Inventories                       $    3,828      $    3,412
   Reserve for Obsolete & Slow Moving
    Inventory                                    (508)           (552)
                                         --------------  --------------
       Inventories, Net of Reserves       $     3,320      $    2,860
                                         ==============  ==============

      The reserve for obsolete and slow moving inventory at September 30, 1999 has increased to $0.6 million primarily due to a $0.3 million charge for slow moving hearing product inventory during the first nine months of 1999 net of applications of reserve.

4.    Stockholders' Equity:

      The changes in stockholders' equity during the nine months ended September 30, 1999, were as follows:

(in thousands)
                -------------------------------------------------------------------------------------------------------------
                                      Accre-                                                Expenses
                           Exchange/  tion/      Net                  Unearned              To Be
                           Conver-    Dividend   Sale     Stock       Compen-               Paid       Transla-
                Balance    sion of    of         of       Subcrip-    satory                With       tion          Balance
                at         Preferred  Preferred  Common   tion        Options/   Net        Common     Adjust-       at
                12/31/98   Stock      Stock      Stock    Receivable  Warrants   Loss       Stock      ment          9/30/99
                -------------------------------------------------------------------------------------------------------------
Series C
Preferred
Stock:
 Shares                 1        -          -         -        -           -            -         -        -                 1
 Amount         $     702  $     -    $    21    $    -   $    -      $    -     $      -   $     -    $   -         $     723

Series D
Preferred
Stock:
 Shares                 6       (6)         -         -        -           -            -         -        -                 -
 Amount         $   5,240  $(5,273)   $    33    $    -   $    -      $    -     $      -   $     -    $   -         $       -

Series E
Preferred
Stock:
 Shares                11       (6)         -         -        -           -            -         -        -                 5
 Amount         $   3,298  $(3,438)   $ 3,202    $    -   $    -      $    -     $      -   $     -    $   -         $   3,062

Series F
Preferred
Stock:
 Shares                 -        9          -         -        -           -            -         -        -                 9
 Amount         $       -  $   924    $    46    $    -   $    -      $    -     $      -   $     -    $   -         $     970

Common
Stock:
 Shares           156,337   49,549          -         5        -           -            -    12,007        -           217,898
 Amount         $   1,563  $   496    $     -    $    -   $    -      $    -     $      -   $   120    $   -         $   2,179

Treasury
Stock:
 Shares             6,078        2          -         -        -           -            -         -        -             6,080
 Amount         $  (2,963) $  (850)   $     -    $    -   $    -      $    -     $      -   $     -    $   -         $  (3,813)

Additional
Paid-in
Capital         $ 107,483  $13,577    $(3,366)   $4,230   $    -      $    -     $      -   $ 2,165    $   -         $ 124,089

Accumulated
(Deficit)       $(107,704) $     -    $     -    $    -   $    -      $    -     $(10,793)  $     -    $   -         $(118,497)

Cumulative
Translation
Adjustment      $      45  $     -    $     -    $    -   $    -      $    -     $      -   $     -    $  30         $      75

Stock
Subscription
Receivable      $  (4,000) $     -    $     -    $    -   $4,000      $    -     $      -   $     -    $   -         $       -

Expenses
to be
Paid with
Common Stock    $       -  $     -    $     -    $    -   $    -      $    -     $      -   $(2,285)    $   -         $  (2,285)

Unearned
Compensatory
Stock Option    $    (238) $     -    $     -    $    -   $    -      $  134     $      -   $     -     $   -         $    (104)

5.    Other Assets:

      On August 14, 1998, NCT Audio agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), an automotive audio system supplier, for a purchase price of $10,000,000 and up to an additional $6,000,000 in possible future cash contingent payments. On June 11, 1998, NCT Audio paid a non-refundable deposit of $1,450,000 towards the purchase price. The shareholders of Top Source Technologies, Inc., TSA's parent company, approved the transaction on December 15, 1998.

      NCT Audio then paid Top Source Technologies ("TST"), Inc. $2,050,000 on July 31, 1998. The money was held in escrow with all of the necessary securities and documents to evidence ownership of 20% of the total equity rights and interests in TSA. When Top Source Technologies, Inc.'s shareholders approved the transaction, the $2,050,000 was delivered to TSA. In return, NCT Audio took ownership of the documentation and securities held in escrow.

      NCT Audio had an exclusive right, as extended, to purchase the assets of TSA through July 15, 1999. Under the terms of the original agreement, NCT Audio was required to pay Top Source Technologies, Inc. $6.5 million on or before March 31, 1999 to complete the acquisition of TSA's assets. As consideration for an extension of such exclusive right from March 31, 1999 to May 28, 1999, NCT Audio agreed to pay Top Source Technologies, Inc. a fee of $350,000 consisting of $20,685 in cash, $125,000 of NCT Audio's minority interest in TSA earnings, and a $204,315 note payable, due April 16, 1999. If NCT Audio failed to pay the note by April 16, 1999, (a) the note would begin to accrue interest on April 17, 1999 at the lower of the rate of two times the prime rate or the highest rate allowable by law; and (b) the $20,685 and $125,000 portion of the extension fee would no longer be credited toward the $6.5 million purchase consideration due at closing. If NCT Audio failed to pay the note by April 30, 1999, the $204,315 portion of the extension fee would no longer be credited toward the $6.5 million closing amount due. To date, NCT Audio has not paid the note. Further, if NCT Audio failed to close the contemplated transaction by May 28, 1999, NCT Audio would forfeit its minority earnings in TSA for the period June 1, 1999 through May 30, 2000. In addition, due to NCT Audio's failure to close the transaction by March 31, 1999, NCT Audio must pay a penalty premium of $100,000 of NCT Audio's preferred stock. In exchange for an extension from May 28, 1999 to July 15, 1999, NCT Audio relinquished 25% of its minority equity ownership in TSA. As a result, NCT Audio now has a 15% minority interest in TSA.

      On or about July 15, 1999, NCT Audio determined it would not proceed with the purchase of the assets of TSA, as structured, primarily due to its difficulty in raising the requisite cash consideration. As a result, NCT Audio has reduced its net investment in TSA to $1.2 million, representing a 15% minority interest (net of the above noted penalties and the minority interest in TSA earnings), and recorded a $2.4 million write down to its estimated net realizable value at September 30, 1999. On September 30, 1999, Onkyo America purchased substantially all of the assets of TSA and certain assets of TST used in the business of TSA. NCT Audio is seeking a minimum of its pro rata share (15%) of such consideration less the above noted penalties.

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

      As noted, the transaction is contingent on NCT Audio obtaining outside financing to retire the PPI debt. On January 6, 1999, the PPI members notified NCT Audio that, while they remain willing to do the transaction, they may choose at some point to abandon the transaction because NCT Audio has not obtained the financing in a timely manner. They also notified NCT Audio that in lieu of the $2,000,000 in NCT Audio common stock, they would insist that NCT Audio pay them that amount in cash at any closing. To date, NCT Audio has not been able to obtain the financing to consummate this transaction, and PPI is currently experiencing significant organizational changes which have resulted in cancellation of the agreement for NCT Audio to acquire the members' interest in PPI. During the third quarter of 1999, NCT Audio fully reserved the promissory note plus interest due from PPI ($1.6 million) but continues seeking repayment of the note. NCT Audio is currently seeking a substitute acquisition.


6.    Other Liabilities:

      On June 5, 1998, Interactive Products, Inc. ("IPI") entered into an agreement with the Company granting the Company a license to, and an option to purchase, a joint ownership interest in patents and patents pending which relate to IPI's speech recognition, speech compression and speech identification and verification technologies. The aggregate value of the patented technologies is $1,250,000, which was paid by a $150,000 cash payment and delivery of 1,250,000 shares of the Company's common stock. On July 5, 1998, the Company paid IPI $50,000, which was held in escrow as security for the fulfillment of the Company's obligations towards the liability. IPI received $596,000 from the proceeds of the sale of the Company's shares. The Company has recorded a liability of $454,000 at September 30, 1999.

      On March 31, 1999, the Company signed a license agreement with Lernout & Hasupie Speech Products N.V. ("L&H"). The agreement provides the Company with a worldwide, non-exclusive, non-transferable license to selected L&H technology for use in NCT's ClearSpeech(R) products. The Company recorded a $0.9 million patent technology right.

      On April 12, 1999, the Company granted a worldwide non-exclusive, non-transferable license to L&H. The agreement provides L&H access to NCT's noise and echo cancellation algorithms for use in L&H's technology. In consideration of the Company's grant of a license to L&H, the Company recognized a non-refundable royalty fee of $0.8 million.

      During the third quarter, L&H and the Company agreed to offset the balances due each other. Consequently, the Company's balance due L&H at September 30, 1999 is $0.1 million.


7.    Convertible Notes:

      On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor (the "Holder"), subscribed and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. A secured convertible note (the "Note") for $1.0 million was signed on January 26, 1999, and proceeds were received on January 28, 1999. The Note is to mature on January 25, 2001 and earn interest at the prime rate as published from day to day in The Wall Street Journal from the issue date until the Note becomes due and payable. The Holder shall have the right at any time on or prior to the day the Note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the Note into fully paid and non-assessable shares of common stock of the Company at the conversion price. The conversion price, as amended by the parties on September 19, 1999, on the notes and any future notes, shall be the lesser of (i) the lowest closing transaction price for the common stock on the securities market on which the common stock is being traded, at any time during September 1999; (ii) the average of the closing bid prices for the common stock on the securities market on which the common stock is being traded for five (5) consecutive trading days prior to the date of conversion; or (iii) the fixed conversion price of $0.17. In no event will the conversion price be less than $0.12 per share. The Company and Holder have agreed to extend the date for the purchase of the remaining installments of secured convertible notes to December 1, 1999. On each of June 4, 1999, June 11, 1999, July 2, 1999, July 23, 1999, August 25, 1999 and
September 19, 1999, the Company received proceeds of $250,000, $250,000, $500,000, $250,000, $500,000 and $250,000, respectively, from the Holder for other secured convertible notes with the same terms and conditions of the Note described above. The Company recorded a $0.2 million non-cash interest expense for the period ended September 30, 1999 in connection with the secured convertible notes.

      On July 19, 1999, DMC signed a convertible guaranteed term promissory note ("PRG Note") with Production Resource Group ("PRG") in the amount of $1.0 million. PRG will provide lease financing to DMC for its Sight and Sound(TM) systems (the "Systems") and will provide integration, installation and maintenance services to DMC. DMC received a portion of the PRG Note ($125,000) on July 22, 1999. Of the total amount, $750,000 has been deposited into an escrow account and will be used to pay rental and installation costs due from DMC with respect to the Systems. Further, DMC may draw an additional $125,000 provided that PRG continues to have a good faith belief that the Systems are functioning properly and that DMC has obtained at least one network-wide advertising client providing annual advertising revenues of at least $250,000. The PRG Note matures on July 19, 2001 and earns interest at ten percent (10%) per annum. PRG may convert the PRG Note in whole or in part at its election into shares of DMC's common stock, without par value, at any time during the period commencing on the date of issuance and ending on the maturity date. DMC also has the right to lease from PRG additional Systems with an aggregate value of up to $9.5 million, provided that PRG is reasonably satisfied with the success of the DMC business, including the technology and economics thereof and its likelihood of the continued success. In connection with the PRG Note, PRG was granted a common stock warrant equal to either (i) the number of shares of the Company's common stock which may be purchased for an aggregate purchase price of $1,250,000 at the fair market value on July 19, 1999 or (ii) the number of shares representing five percent of the fully paid non-assessable shares of common stock of DMC at the purchase price per share equal to either (x) if a DMC qualified sale (a sale in one transaction in which the aggregate sales proceeds to DMC equal or exceed $5,000,000) has closed on or before December 31, 1999, the purchase price per share determined by multiplying the price per share of DMC common stock or security convertible into DMC common stock by seventy-five percent (75%) or (y) if a DMC qualified sale has not closed on or before December 31, 1999, at an aggregate price of $1,250,000. The Company allocated a portion of the proceeds to the warrant, which is being treated as debt discount ($0.4 million) and amortized over the period of the note. The Company recorded a $47,000 non-cash interest expense for the period ended September 30, 1999 in connection with the PRG Note.

8.    Litigation:

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

      On November 17, 1998, the Company and NCT Hearing filed suit against Andrea Electronics Corporation in the United States District Court, Eastern District of New York. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended. There were no material developments in this matter during the period covered by this report.

      On December 15, 1998, Balmore Funds, S.A. and Austost Anstalt Schaan ("Balmore") filed suit against the Company's subsidiary, NCT Audio, and the Company in the Supreme Court of the State of New York, County of New York. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for a discussion of this matter.

      On October 9, 1999, the Company, NCT Audio, Balmore, and LH Financial agreed, in principle, to settle all legal charges, claims and counterclaims which have individually or jointly been asserted against the parties. On October 9, 1999, pursuant to the NCT Audio stock agreement, the Company, NCT Audio and Balmore also agreed to exchange 532 shares of NCT Audio common stock held by Balmore into 17,333,334 shares of common stock of the Company. The issuance of such shares of common stock was ratified by the Board of Directors on October 22, 1999.

      On September 15, 1999, certain former shareholders and optionees (the "Claimants") of Advancel Logic Corporation ("Advancel"), a majority owned subsidiary of the Company, filed a Demand for Arbitration against the Company with the American Arbitration Association in San Francisco, CA. The primary remedy the Claimants seek is recision of the Stock Purchase Agreement and the return of the Advancel stock surrendered in conjunction with the purchase of Advancel by the Company. The Company filed a response and counterclaim on October 13, 1999. In the opinion of management, after consultation with outside counsel, resolution of this Demand for Arbitration should not have a material effect on the Company's financial position or operations. However, in the event that the Demand for Arbitration does result in a substantial judgement against the Company, said judgement could have a material effect on quarterly or annual operating results.

      The Company believes there are no other patent infringement litigations, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on the financial position and results of operations.


9.    Common Stock:

      For the nine-month period ended September 30, 1999, the Company issued 12,273,685 shares of the Company's common stock in connection with the conversion of the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock") issued in the third quarter of 1998 in a private placement exempt from registration pursuant to Regulation D of the Securities Act of 1933 (the "Securities Act"). Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for further discussion.

      For the nine-month period ended September 30, 1999, 57 shares of NCT Audio Series A Convertible Preferred Stock, issued in the third quarter of 1998 in a private placement exempt from registration pursuant to Regulation D of the Securities Act, were exchanged for 5,700 shares of Series D Preferred Stock, which were converted into 11,699,857 shares of the Company's common stock. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for further discussion.

      During the nine-month period ended September 30, 1999, the Company received gross proceeds of $4.0 million less expenses of $0.6 million in connection with the Company's Series E Convertible Preferred Stock ("Series E Preferred Stock") issued in the fourth quarter of 1998 in a private placement exempt from registration pursuant to Regulation D of the Securities Act. As of October 31, 1999, 3,827 shares of the Company's Series E Preferred Stock had been converted into 26.6 million shares of the Company's common stock. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as amended, for further discussion.

      On March 31, 1999, the Company signed a license agreement to exchange 3,600 shares of Series E Preferred Stock for four (4) DMC network affiliate licenses incorporating DBSS. The exchange of shares of Series E Preferred Stock is in lieu of cash consideration. The DBSS technology was developed by DMC, a wholly-owned subsidiary of the Company. DMC was incorporated to develop, install and provide an audio/visual advertising medium within commercial/professional settings. DBSS schedules advertisers' customized broadcast messages, which are downloaded via the internet with the respective music genre of choice to the commercial/professional establishments.

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

      On April 13, 1999, the Board of Directors granted options to purchase 8.6 million shares of the Company's common stock to certain officers, other employees and consultants of the Company. Options to purchase 1.8 million of such shares vest immediately. Options to purchase 6.8 million of such shares will not become vested or exercisable until the satisfaction of additional vesting requirements based on the passage of time. The foregoing options were granted with the exercise price equal to the fair value of the Company's common stock on April 13, 1999, or $0.41 per share, as determined from the closing bid price as reported by the NASDAQ OTC Bulletin Board.

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

      On June 24, 1999, the Board of Directors approved the issuance of up to 15,000,000 shares of the Company's common stock to be used to settle certain obligations of the Company. On September 24, 1999, the Company issued 12,005,847 shares of common stock to suppliers and consultants to settle current obligations of $1.8 million and future obligations of $0.5 million. The current obligations of $1.8 million are reflected as common stock subject to resale guarantee. On October 27, 1999, the Company issued an additional 1,148,973 shares of common stock to suppliers and consultants to settle future obligations of $0.2 million. On October 28, 1999, the Company filed a pre-effective amendment to the Form S-1 resale registration statement to include such additional shares. The registration statement, as amended, also included those shares of the Company's common stock that were issued in exchange for NCT Audio common stock to Balmore (as defined on page 15). The registration statement (File No. 333-87757) was declared effective by the Commission on November 2, 1999.

      On August 10, 1999, the Company entered into a subscription agreement (the "Series F Subscription Agreement") to sell an aggregate stated value of up to $12.5 million (12,500 shares) of Series F Convertible Preferred Stock (the "Series F Preferred Stock"), in a private placement pursuant to Regulation D of the Securities Act, to five unrelated accredited investors through one dealer (the "1999 Series F Preferred Stock Private Placement"). The Company received $1.0 million for the sale of 8,500 shares of Series F Preferred Stock having an aggregate of $8.5 million stated value on August 10, 1999. At the Company's election, the investors may invest up to an additional $4.0 million in cash or in kind at a future date. Each share of the Series F Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series F Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock, subject to certain limitations. Under the terms of the Series F Subscription Agreement, the Company was required to file a registration statement ("the Series F Registration Statement") on Form S-1 on or prior to a date which is no more than forty-five (45) days from the date that the Company has issued a total of 1,000 shares of Series F Preferred Stock, covering the resale of all of the registrable securities (the "Series F Closing Date"). The shares of Series F Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) forty-five (45) days after the Series F Closing Date; (ii) five (5) days after the Company receives a "no review" status from the SEC in connection with the Series F Registration Statement; or (iii) the effective date of the Series F Registration Statement. Each share of Series F Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the following formula (the "Series F Conversion Formula"):

                       [(.04) x (N/365) x (1,000)] + 1,000
                       -----------------------------------
                                Conversion Price

      where

            N = the number of days between (i) the Series F Closing Date, and (ii) the conversion date.

            Conversion
            Price = the amount obtained by multiplying the Conversion Percentage (which means 80% reduced by an additional 2% for every 30 days beyond 60 days from the issuance that the Series F Registration Statement has not been filed by the Company) in effect as of the conversion date times the average market price for the Company's common stock for the five (5) consecutive trading days immediately preceding such date.

      The conversion terms of the Series F Preferred Stock also provide that in no event shall the Company be obligated to issue more than 35,000,000 shares of its common stock in the aggregate in connection with the conversion of up to 12,500 shares of Series F Preferred Stock which may be issued under the 1999 Series F Preferred Stock Private Placement. The Company is also obligated to pay a 4% per annum accretion on the stated value of Series F Preferred Stock. The Company is given the right to pay the accretion in either cash or common stock. The Series F Subscription Agreement also provides that the Company will be required to make certain payments in the event of its failure to effect conversion in a timely manner. As of the date hereof, no shares of Series F Preferred Stock have been converted to NCT common stock.

      In connection with the Series F Preferred Stock, the Company may be obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such additional amounts will be treated as obligations of the Company. Such obligation will be triggered in the event that the Company issues 35,000,000 shares on conversion of Series F Preferred Stock.

      At September 30, 1999, the aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants was 38.6 million shares, and the aggregate number of shares of common stock required to be reserved for issuance upon conversion of issued and outstanding shares of the remaining Series C Convertible Preferred Stock was
1.5 million shares. The Company has also reserved 24.8 million shares of common stock for issuance to certain holders of NCT Audio common stock upon their exercise of certain rights to exchange their shares of NCT Audio common stock for shares of the Company's common stock, 0.7 million shares of common stock reserved for the issuance upon exchange of the remaining Series A Preferred Stock for Series D Preferred Stock, 0.2 million shares of common stock reserved for the issuance upon conversion of Series E Preferred Stock, 25.7 million shares of common stock reserved for the issuance upon conversion of Series F Preferred Stock and 24.3 million shares of common stock reserved for the issuance upon conversion of the secured convertible notes. At September 30, 1999, the number of shares available for the exercise of options and warrants was 39.2 million and of the outstanding options and warrants, options and warrants to purchase 24.7 million shares were currently exercisable. Common shares issued and issuable exceed the number of shares authorized at September 30, 1999. However, should shares of common stock issued reach the authorized limit, shares in excess of the limit will be borrowed from the 1992 Plan.

10.   Business Segment Information:

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

                                                             (In thousands of dollars)
                                                                       Segment
                                   --------------------------------------------------------------------------------------------
                                                                                  Advancel
                                                     Communi-                     Logic      Total                   Grand
                                   Audio   Hearing   cations    Europe    DMC     Corp       Segments       Other    Total
                                   --------------------------------------------------------------------------------------------
For the nine months ended
September 30, 1999:
Net Sales - External               $  627  $   549   $  850     $   3    $    -   $ 1,070    $  3,099       $    6   $  3,105
Net Sales - Other Operating
  Segments                             11        -        -       650         -         -         661         (661)         -
License Fees and Royalties            504      156      863         -     4,850     1,100       7,473           36      7,509
Write down of investment in
  Unconsolidated subsidiary        (2,385)       -        -         -         -         -      (2,385)           -     (2,385)
Interest Income, net                  127        -        -         1         -         -         128          (87)        41
Depreciation/Amortization               9        -        -        33         -        12          54        1,335      1,389
Operating Income (Loss)            (8,628)  (2,390)  (1,996)       52     2,586      (397)    (10,773)          20    (10,793)
Segment Assets                      2,580    2,147      171       186     4,935     1,360      11,379        7,916     19,295
Capital Expenditures                    -        -        1         5        11        35          52           84        136

For the nine months ended
September 30, 1998:
Net Sales - External               $  185   $  960   $  616     $  16    $    -   $    72    $  1,849       $   51   $  1,900
Net Sales - Other Operating
  Segments                              1       22        5       693         -         -         721         (721)         -
License Fees and Royalties            275       59        9         -         -         -         343           32        375
Equity in net loss of
  Unconsolidated affiliates -
  net of amortizations                  -        -        -         -         -         -           -            -          -
Interest Income, net                   52        -        -        11         -         -          63          263        326
Depreciation/Amortization               -        -        -        40         -         -          40          765        805
Operating Income (Loss)            (2,594)  (2,297)  (3,201)      (93)        -       (35)     (8,220)         380     (7,840)
Segment Assets                      8,414    3,013      365       226         -       686      12,704        7,688     20,392
Capital Expenditures                  168        -       18        83         -         -         269          193        462

      Audio:

      NCT Audio is engaged in the design, development and marketing of products, that utilize innovative flat panel transducer technology. The products available from NCT Audio include the Gekko(TM) flat speaker and ArtGekko(TM) printed grille collection. The Gekko(TM) flat speaker is marketed primarily to the home audio market, with potential in many other markets, including the professional audio systems market, the automotive audio aftermarket, the aircraft industry, other transportation markets and multimedia markets. The principal customers are end-users, automotive original equipment manufacturers ("OEMs") and manufacturers of integrated cabin management systems.

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

      DMC:

   DMC develops, installs and provides an audio/visual advertising medium within commercial/professional settings. DMC currently has outsourced the installation of flat panel transducer-based speakers, a personal computer containing DMC's Sight and Sound DBSS software, telephone access to the internet, amplifiers and related components. The DBSS software schedules advertisers' customized broadcast messages, which are downloaded via the internet, with the respective music genre choice to the commercial/professional establishments. DMC has focused on four vertical markets for initial network development: health, fitness, education and hospitality. DMC will also develop private networks for large customers with multiple outlets such as large fast food chains and retail chains.

      Advancel Logic Corporation:

      Advancel , acquired by the Company on September 4, 1998, is a participant in the native Java(TM) (Java(TM) is a trademark of Sun Microsystems, Inc.) embedded microprocessor market. The purpose of the Java(TM) platform is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has been developing a family of processor cores, which will execute instructions written in both Java bytecode and C/C++ significantly enhancing the rate of instruction execution, which opens up many new applications. The potential for applications consists of the next generation home appliances and automotive applications, smartcards for a variety of applications, hearing aids and mobile communications devices.

      Other:

      The  Net  Sales  -  Other  Operating   Segments   primarily   consists  of
inter-company sales and items eliminated in consolidation. Segment assets consist primarily of corporate assets.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

      Forward-Looking Statements

      Statements in this report which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the important factors listed below, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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


      GENERAL BUSINESS ENVIRONMENT

      The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, as well as from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. This is reflected in the first nine months of 1999, where 71% of the Company's revenue has been from licensing fees and royalties, 17% from product sales and 12% from engineering and development services. There can be no assurance that technology licensing fees will continue at that level.

      Note 1 to the accompanying condensed consolidated financial statements and the liquidity and capital resources section which follow describe the current status of the Company's available cash resources.

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

      From the Company's inception through September 30, 1999, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 24% in product sales, 38% in engineering and development services and 38% in technology licensing fees and royalties.

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

      The Company continues to sell and ship NoiseBuster(R) headsets, Clearspeech(R) products and the Gekko(TM) flat speakers in 1999. The Company presently sells products through four of its alliances: Walker Electronic
Silencing, Inc. ("Walker") is manufacturing and selling industrial silencers; Siemens Medical Systems, Inc. ("Siemens") is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; Ultra Electronics, Limited ("Ultra") is installing aircraft cabin quieting systems in turboprop aircraft; and Oki Electric Industry Co., Ltd. ("Oki") has incorporated the Company's Clearspeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications products. The Company is entitled to receive royalties from Walker on its sales of industrial silencers, from Ultra on its sales of aircraft cabin quieting systems and from Oki on its sales of communications products. The Company also is entitled to receive direct product sales revenue from Siemens' purchase of headsets. In addition, the Company is entitled to royalties from NXT on its sale of certain audio products and from suppliers to United Airlines and other major carriers for integrated noise cancellation active-ready passenger headsets.

      Product revenues for the nine months ended September 30, 1998 and 1999 were:

                                               PRODUCT REVENUES
                                             (thousands of dollars)

                     Three Months Ended September 30,         Nine Months Ended September 30,
                    ----------------------------------       ---------------------------------
                       Amount          As a % of Total          Amount         As a % of Total
                    -------------      ---------------       -------------     ---------------
  Product           1998     1999       1998     1999        1998     1999      1998     1999
  -------           ----     ----       ----     ----        ----     ----      ----     ----
Headsets            $216     $116        39.4%    20.2%      $  977   $  524     60.6%    29.1%
Communications       215      184        39.4%    32.1%         428      647     26.5%    35.9%
Audio                101      282        18.4%    49.1%         186      637     11.5%    35.3%
Other                 16       (8)        2.8%    (1.4%)         22       (6)     1.4%    (0.3%)
                    ----     ----       -----    -----       ------   ------    -----    -----
   Total            $548     $574       100.0%   100.0%      $1,613   $1,802    100.0%   100.0%
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

      On February 9, 1999, NCT Audio and NXT expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground based vehicles and aircraft sound systems. The expanded agreement also increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded licensing rights, NCT Audio received licensing fees of $0.5 million. Also on February 9, 1999, NCT Audio and NXT amended the Master License Agreement to include a minimum royalty payment of $160,000 in 1999, to be paid by NCT Audio to NXT in equal quarterly installments. The Company's liability to NXT was $0.1 million at September 30, 1999.

      On March 31, 1999, the Company signed a license agreement with Lernout & Hasupie Speech Products N.V. ("L&H"). The agreement provides the Company with a worldwide, non-exclusive, non-transferable license to selected L&H technology for use in NCT's ClearSpeech(R) products. The Company recorded a $0.9 million patent technology right.

      On April 12, 1999, the Company granted a worldwide non-exclusive, non-transferable license to L&H. The agreement provides L&H access to NCT's present and future noise and echo cancellation algorithms for use in L&H's technology. In consideration of the Company's grant of a license to L&H, the Company recognized a non-refundable royalty fee of $0.8 million.

      On August 16, 1999, the Company executed a plan to outsource logistics and downsize its audio, hearing and product support groups. The Company reduced its worldwide work force by approximately 25%. Charges related to this amount to $0.1 million and were recorded in the third quarter of 1999.

      On September 10, 1999, the Company received subscription agreements in the amount of $4.0 million for four DMC network affiliate licenses incorporating the DBSS. On October 13, 1999 the Company received $1.0 million. The Company anticipates receipt of the remaining $3.0 million in the fourth quarter of 1999.

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


      RESULTS OF OPERATIONS

      Total revenues for the first nine months of 1999 were $10.6 million compared to $2.3 million for the same period in 1998, an increase of $8.3 million or 366%. The increase is attributable to license fees of $4.9 million for DBSS technology and total revenue recognized from STMicroelectronics S.A. ("ST") of $2.2 million.

      Consistent with the Company's objectives, technology licensing fees and royalties increased to $7.5 million in the first nine months of 1999 from $0.4 million for the same period in 1998, an increase of $7.1 million, primarily due to a $0.9 million prepaid royalty and a $0.2 million license fee from ST and $4.9 million of DBSS license fees. The DBSS license includes the rights to exploit the DBSS technology in a specific geographical area within one of four networks. The technology includes hardware, software, rights to practice the intellectual property and the license to deliver music along with advertising content. The Company anticipates the sale of such licenses to approximate $1.0 million each based on regional and commercial/professional settings. During the three months ended March 31, 1999, the Company, in accordance with its revenue recognition policy, realized only $2.0 million on the issuance of such licenses in consideration of the receipt of 3,600 shares of its Series E Preferred Stock. During the three months ended June 30, 1999, the Company adjusted such revenue to $0.9 million, due to the valuation of additional shares of Series E Preferred Stock issued during the period. During the third quarter of 1999, the Company received subscription agreements in the amount of $4.0 million for four DMC network affiliate licenses.

      The Company continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines and other carriers. Royalties from these and other licensees are expected to account for a greater share of the Company's revenue in future periods.

      Product sales increased to $1.8 million for the first nine months of 1999 from $1.6 million for the same period in 1998, an increase of $0.2 million or 12%, primarily reflecting increased sales of ClearSpeech(R) and Gekko(TM) flat speakers. Primarily due to an agreement with ST, engineering and development services have increased to $1.3 million compared to $0.3 million for the same period in 1998.

      Cost of product sales was $1.7 million for the first nine months of 1999 versus $1.3 million for the same period in 1998, an increase of $0.4 million or 37%. The increase in 1999 was primarily due to a reserve of $0.3 million for slow moving hearing product inventory, a reserve of $0.1 million for tooling used in the production of NCT Audio's subwoofers and royalty expense of $0.3 million. Product margin was 5% for the first nine months of 1999 versus 22% during the same period in 1998 due to the above noted inventory reserve and royalty expenses. Cost of engineering and development services increased to $1.7 million for the first nine months of 1999 versus $0.2 million for the same period in 1998, due to the agreement with ST. The gross margin on engineering and development services was a loss of (28%) for the first nine months of 1999 compared to 33% during the same period in 1998 due to the recording of a reserve for estimated expenses to complete the ST project.

      Selling, general and administrative expenses for the first nine months of 1999 were $8.0 million versus $7.6 million for the same period in 1998, an increase of $0.4 million or 5%, primarily due to an increase in litigation and patent expenses.

      Research and development expenditures for the first nine months of 1999 were $5.1 million versus $4.7 million for the same period in 1998, an increase of $0.4 million or 8%, primarily due to costs attributable to Advancel, a subsidiary of the Company acquired in September 1998. The Company continues to focus on products utilizing its hearing, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.


      LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $118.5 million on a cumulative basis through September 30, 1999. These losses, which include the costs for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales, and (6) engineering and development funds received from strategic partners and customers.

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

      There can be no assurance that funding will be provided by technology licensing fees, royalties, product sales, engineering and development revenue. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at September 30, 1999, about the Company's ability to continue as a going concern.

      At September 30, 1999, cash was $1.4 million. Restricted cash of $0.8 million was attributed to the proceeds from the PRG Note which is restricted to rental and installation costs of DBSS Systems. The remaining resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

      On January 6, 1999, NASDAQ notified the Company that it was delisting the Company's stock at the close of trading that day. On January 20, 1999, the Company requested a review of the delisting decision. On August 9, 1999, the NASDAQ Review Counsel denied that appeal. Thus, NCT's common stock will continue to be listed on the OTC Bulletin Board.

      The Company's working capital increased to $2.3 million at September 30, 1999, from a deficit of $(1.2) million at December 31, 1998. This $3.5 million increase was primarily due to the Company's receipt of subscription agreements in the amount of $4.0 million for four DMC network affiliate licenses incorporating DBSS during the third quarter of 1999.

      During the first nine months of 1999, the net cash used in operating activities was $6.6 million, compared to $9.0 million used in operating activities during the same period of 1998. The decrease of $2.4 million was primarily due to the write down of the estimated net realizable investment in TSA, the reserve recorded on the promissory note due from PPI and an increase in accrued legal expenses offset by the $4.0 million for four DMC network affiliate licenses incorporating DBSS recorded in the third quarter of 1999.

      Net inventory decreased during the first nine months of 1999 by $0.5 million, primarily due to a $0.3 million increase in reserves for slow moving hearing product inventory.

      The net cash provided by financing activities amounted to $8.4 million, primarily due to the $4.0 million convertible notes (see Note 7 - "Notes to the Condensed Consolidated Financial Statements" for further details) and $4.4 million net proceeds from the Series E Preferred Stock financing and the Series F Preferred Stock financing (see Note 9 - "Notes to the Condensed Consolidated Financial Statements" for further details).

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

      Other than as noted in Note 5 - "Notes to the Condensed Consolidated Financial Statements", there were no material commitments for capital expenditures as of September 30, 1999, and no other material commitments are anticipated in the near future.


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

      Although the Company's evaluation of its systems is still in process, there has been no indication that the Year 2000 Compliance issue, as it relates to internal systems, will have a material impact on future earnings. After a survey of its suppliers, the Company has determined that there are no material Year 2000 Compliance supplier issues. The Company is currently conducting a survey of its customers to determine if material Year 2000 Compliance issues exist. Although unlikely, such potential problems remain a possibility and could have a material adverse impact on the Company's future results. The Company estimates completion of the evaluation process by December 1, 1999.

                                    PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      For discussion of legal proceedings, see Note 8 - "Notes to the Condensed Consolidated Financial Statements" which is included herein.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      Recent Sales of Unregistered Securities.

      (a) Securities Sold. On August 10, 1999, the Company entered into a subscription agreement to sell an aggregate stated value of up to $12,500,000 (12,500 shares) of Series F Preferred Stock. On August 10, 1999, the Company issued and sold 8,500 shares of Series F Preferred Stock having an aggregate stated value of $8,500,000.

      (b) Purchasers. The purchasers of the 8,500 shares of Series F Preferred Stock were:

                  Sovereign Partners, LP
                  Dominion Capital Fund, Ltd.
                  Atlantis Capital Fund, Ltd.
                  Canadian Advantage, Limited Partnership
                  The Endeavour Capital Fund, S.A.

      The placement agent for the transaction was J.P. Carey, Inc.

      (c) Consideration. The aggregate offering price for 8,500 shares of Series F Preferred Stock having an aggregate stated value of $8,500,000 was $1,000,000.

      (d) Exemption from Registration Claimed. Exemption from registration is claimed under Regulation D promulgated under the Securities Act. To the best of the Company's knowledge and belief and in accordance with representations and warranties made by the purchasers of Series F Preferred Stock, each of the five purchasers is an "accredited investor" as defined under Regulation D.

      (e) Terms of Conversion. The shares of Series F Preferred Stock became convertible into shares of common stock of the Company on September 24, 1999. Each share of Series F Convertible Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the following formula (the "Conversion Formula"):

                       [(.04) x (N/365) x (1,000)] + 1,000
                       -----------------------------------
                                Conversion Price

      where

            N           = the number of days between (i) the Closing  Date,  and
                        (ii) the conversion date.


            Conversion
            Price = the amount obtained by multiplying the Conversion Percentage (which means 80% reduced by an additional 2% for every 30 days beyond 60 days from the issuance that the Registration Statement has not been filed by the Filing Date) in effect as of the conversion date times the average market price for the Company's common stock for the (5) consecutive trading days immediately preceding such date.

      The "Registration Statement" referred to in the foregoing formula was filed prior to the "Filing Date" as those terms are defined in the conversion terms of the Series F Preferred Stock.

      The conversion terms of the Series F Preferred Stock also provide that in no event shall the Company be obligated to issue more than 35,000,000 shares of its Common Stock in the aggregate in connection with the conversion of up to 12,500 shares of Series F Preferred Stock.

ITEM 6.     EXHIBITS

(a)   Exhibits

      Exhibit 4(i)      Certificate of Designations, Preferences and Rights
                        of Series F Convertible Preferred Stock of NCT Group, Inc. filed on September 8, 1999 in the Office of the Secretary of State of the State of Delaware incorporated by reference to Exhibit 4(i) of the Company's Registration Statement on Form S-1 (Registration No. 333-87757) filed on September 24, 1999, as amended by Amendment No. 1 thereto filed on October 28, 1999.

      Exhibit 4(j) Term Sheet - Share Exchange, incorporated by reference to Exhibit 4(j) of the Company's Registration Statement on Form S-1 (Registration No. 333-87757) filed on September 24, 1999, as amended by Amendment No. 1 thereto filed on October 28, 1999.

      Exhibit 10 License Agreement dated January 25, 1999, between NCT Group, Inc. and DistributedMedia.com, Inc.

      Exhibit 27        Financial Data Schedule.

      Exhibit 99(h)     Term Sheet - Litigation  Settlement,  incorporated
                        by reference to Exhibit 99(h) of the Company's Registration Statement on Form S-1 (Registration No. 333-87757) filed on September 24, 1999, as amended by Amendment No. 1 thereto filed on October 28, 1999.




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

Dated:  November 12, 1999