Form 10-Q/A
period 1999-09-30
NCT GROUP INC
filed 2000-04-14
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q/A



               AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO
          SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



                         COMMISSION FILE NUMBER: 0-18267


NCT Group, Inc.
------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Delaware                                                      59-2501025
------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification
                                                              Number)

1025 West Nursery Road, Suite 120, Linthicum, Maryland        21090
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

------------------------------------------------------------------------------
(410) 636-8700
(Registrant's telephone number, including area code)

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)
                                                             (In thousands except per share amounts)
                                                             Three Months                Nine Months
                                                          Ended September 30,        Ended September 30,
                                                      -------------------------   ------------------------
                                                          1998          1999         1998         1999
                                                      -----------   -----------   ----------   -----------
REVENUES:
   Technology licensing fees and royalties            $       29    $        8    $     375    $    3,509
   Product sales, net                                        548           574        1,613         1,802
   Engineering and development services                      138           128          287         1,303
                                                      -----------   -----------   ----------   -----------
          Total revenues                              $      715    $      710    $   2,275    $    6,614
                                                      -----------   -----------   ----------   -----------

COSTS AND EXPENSES:
   Cost of product sales                              $      383    $      634    $   1,252    $    1,717
   Cost of engineering and development services               65           761          193         1,664
   Selling, general and administrative                     3,159         2,318        7,613         7,981
   Research and development                                1,430         1,644        4,727         5,102
   Other (income)/expense (Note 5)                            38         2,292       (3,344)        2,599
   Write down of investment inunconsolidated
      affiliate (Note 5)                                       -             -            -         2,385
   Interest (income)/expense                                (114)           16         (326)          (41)
                                                      -----------   -----------   ----------   -----------
          Total costs and expenses                    $    4,961    $    7,665    $  10,115    $   21,407
                                                      -----------   -----------   ----------   -----------

NET LOSS                                              $   (4,246)   $   (6,955)   $  (7,840)   $  (14,793)
                                                      ===========   ===========   ==========   ===========

   Preferred stock dividend requirement               $      723    $    5,327    $   2,413    $   10,567
   Accretion of difference between carrying amount
      and redemption amount of redeemable
      preferred stock                                        699           131        1,183           315
                                                      -----------   -----------   ----------   -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS          $   (5,668)   $  (12,413)   $ (11,436)   $  (25,675)
                                                      ===========   ===========   ==========   ===========

Basic and diluted loss per share                      $    (0.04)   $    (0.06)   $   (0.08)   $    (0.14)
                                                      ===========   ===========   ==========   ===========

Weighted average common shares
outstanding - basic and diluted                          151,740       188,009      140,906       173,453
                                                      ===========   ===========   ==========   ===========


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(in thousands, unaudited)
                                                            Three Months                Nine Months
                                                         Ended September 30,        Ended September 30,
                                                      -------------------------   ------------------------
                                                         1998          1999          1998         1999
                                                      -----------   -----------   ----------   -----------

NET LOSS                                              $   (4,246)   $   (6,955)   $  (7,840)   $  (14,793)

Other comprehensive income/(loss):
   Currency translation adjustment                           (65)            9          (78)           30
                                                      -----------   -----------   ----------   -----------

COMPREHENSIVE LOSS                                    $   (4,311)   $   (6,946)   $  (7,918)   $  (14,763)
                                                      ===========   ===========   ==========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)                                    (in thousands of dollars)
                                                                                December 31,    September 30,
                                                                                   1998             1999
                                                                                ------------    -------------
ASSETS:                                                                                          (Unaudited)
Current assets:
     Cash and cash equivalents (Note 1)                                         $       529     $        547
     Restricted cash (Note 7)                                                             -              847
     Accounts receivable, net of reserves (Note 2)                                      716              825
     Inventories, net of reserves (Note 3)                                            3,320            2,860
     Other current assets                                                               185              152
                                                                                ------------    -------------
                     Total current assets                                       $     4,750     $      5,231

Property and equipment, net                                                             997              633
Goodwill, net                                                                         1,506            4,411
Patent rights and other intangibles, net (Note 6)                                     2,881            3,305
Other assets (Note 5)                                                                 5,331            1,715
                                                                                ------------    -------------
                                                                                $    15,465     $     15,295
                                                                                ============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 3,226            3,602
     Accrued expenses                                                                 1,714            2,248
     Accrued payroll, taxes and related expenses                                        241              320
     Other liabilities (Note 6)                                                         756              769
     Customers' advances                                                                  -               23
                                                                                ------------    -------------
                     Total current liabilities                                  $     5,937     $      6,962
                                                                                ------------    -------------
Long term liabilities:
     Convertible notes and accrued interest (Note 7)                            $         -     $      3,864
                                                                                ------------    -------------
                     Total long term liabilities                                $         -     $      3,864
                                                                                ------------    -------------
Commitments and contingencies
                                                                                ------------    -------------
Common stock subject to resale guarantee (Note 9)                               $         -     $      1,756
                                                                                ------------    -------------
Minority interest in consolidated subsidiary
  Preferred stock in subsidiary, $.10 par value, 1,000 shares authorized, issued and outstanding, 60 and 3 shares, respectively (redemption amount
  $6,102,110 and $314,138, respectively)                                        $     6,102     $        314
                                                                                ------------    -------------
Stockholders' equity (Note 4)
Preferred stock, $.10 par value, 10,000,000 shares authorized
    Series C preferred stock, 700 shares issued and outstanding
      (redemption amount $731,222 and $752,164, respectively)                   $       702     $        723
    Series D preferred stock, issued and outstanding, 6,000 and 0 shares,
      respectively (redemption amount $6,102,110 and $0, respectively)                5,240                -
    Series E preferred stock, issued and outstanding, 10,580 and 5,171 shares, respectively (redemption amount $10,582,319 and $5,326,870,
      respectively)                                                                   3,298            3,062
    Series F preferred stock, issued and outstanding, 0 and 8,500 shares,
      respectively (redemption amount $0 and $8,546,575 respectively)                     -            4,970

Common stock, $.01 par value, authorized 255,000,000 and 325,000,000 shares,
   respectively; issued 156,337,316 and 217,893,010 shares, respectively              1,563            2,179

Additional paid-in-capital                                                          107,483          124,089
Unearned portion of compensatory stock, warrants and                                   (238)            (104)
Expenses to be paid with common stock                                                     -           (2,285)
Accumulated deficit                                                                (107,704)        (122,497)
Cumulative translation adjustment                                                        45               75
Stock subscriptions receivable                                                       (4,000)          (4,000)
Treasury stock (6,078,065 shares of common stock , 0 shares of preferred stock and 6,078,065 shares of common stock, 1,726 shares of Series E
   preferred stock, respectively)                                                    (2,963)          (3,813)
                                                                                ------------     ------------
                     Total stockholders' equity                                 $     3,426      $     2,399
                                                                                ------------     ------------
                                                                                $    15,465      $    15,295
                                                                                ============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)                                                      (in thousands of dollars)
                                                               Nine months ended September 30,
                                                               -------------------------------
                                                                     1998           1999
                                                                  -----------    -----------

Cash flows from operating activities:
   Net (loss)                                                     $   (7,840)    $  (14,793)
   Adjustments to reconcile net loss to net cash
   (used in) operating activities:
    Depreciation and amortization                                        805          1,389
    Common stock options and warrants issued as consideration for:
       Compensation                                                      213            167
       Patent rights                                                     446              -
    Provision for tooling costs                                           39             69
    Provision for doubtful accounts                                       62             92
    Loss on disposition of fixed assets                                   35              -
    Write down of investment in unconsolidated affiliate (Note 5)          -          2,385
    Preferred stock received for license fees (Note 9)                     -           (850)
    Reserve for note receivable (Note 5)                                   -          1,624
    Beneficial conversion feature on convertible note (Note 7)             -            204
    Amortization of debt discount (Note 7)                                 -             47
    Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                         (195)            64
     (Increase) decrease in license fees receivable                      200           (265)
     (Increase) decrease in inventories, net                          (2,583)           460
     (Increase) decrease in other assets                                (524)            37
     Increase in accounts payable and accrued expenses                   843          2,351
     Increase (decrease) in other liabilities                           (514)           453
                                                                  -----------    -----------

    Net cash (used in) operating activities                       $   (9,013)    $   (6,566)
                                                                  -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                           $     (462)    $     (136)
   Acquisition of patent rights (Note 6)                                (200)          (900)
   Sale of fixed assets                                                   44              -
   Acquisition of affiliates (Note 5)                                 (4,900)             -
                                                                  -----------    -----------

     Net cash (used in) investing activities                      $   (5,518)    $   (1,036)
                                                                  -----------    -----------

Cash flows from financing activities:
   Proceeds from:
     Convertible notes (net) (Note 7)                             $        -     $    4,000
     Sale of preferred stock (net) (Note 9)                           10,292          4,435
     Sale of common stock (net)                                          352              1
     Purchase of treasury shares                                      (3,078)             -
                                                                  -----------    -----------

     Net cash provided by financing activities                    $    7,566     $    8,436
                                                                  -----------    -----------

Effect of exchange rate changes on cash                           $      (90)    $       31
                                                                  -----------    -----------

Net increase (decrease) in cash and cash equivalents              $   (7,055)    $      865
Cash and cash equivalents - beginning of period                       12,604            529
                                                                  -----------    -----------

Cash and cash equivalents - end of period                         $    5,549     $    1,394
                                                                  ===========    ===========

Cash paid for interest                                            $        1     $        1
                                                                  ===========    ===========

Non-cash transactions:
   Common stock subject to resale guarantee                       $        -     $    1,756
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

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $122.5 million on a cumulative basis through September 30, 1999. These losses, which include the cost for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales and (6) engineering and development funds received from strategic partners and customers.

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


2.    Accounts Receivable:

      Accounts receivable comprise the following:

          (thousands of dollars)
                                         December 31,    September 30,
                                             1998            1999
                                         --------------  --------------
   Technology license fees and royalties   $      192      $      457
   Engineering and development services           200              99
   Other                                          552             444
   Allowance for doubtful accounts               (228)           (175)
                                         --------------  --------------
       Accounts receivable, net of
       reserves                            $      716      $      825
                                         ==============  ==============

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
Series C
Preferred
Stock:
 Shares                 1        -          -         -        -           -            -         -        -                 1
 Amount         $     702  $     -    $    21    $    -   $    -      $    -     $      -   $     -    $   -         $     723

Series D
Preferred
Stock:
 Shares                 6       (6)         -         -        -           -            -         -        -                 -
 Amount         $   5,240  $(5,273)   $    33    $    -   $    -      $    -     $      -   $     -    $   -         $       -

Series E
Preferred
Stock:
 Shares                11       (6)         -         -        -           -            -         -        -                 5
 Amount         $   3,298  $(3,438)   $ 3,202    $    -   $    -      $    -     $      -   $     -    $   -         $   3,062

Series F
Preferred
Stock:
 Shares                 -        9          -         -        -           -            -         -        -                 9
 Amount         $       -  $ 4,924    $    46    $    -   $    -      $    -     $      -   $     -    $   -         $   4,970

Common
Stock:
 Shares           156,337   49,549          -         5        -           -            -    12,007        -           217,898
 Amount         $   1,563  $   496    $     -    $    -   $    -      $    -     $      -   $   120    $   -         $   2,179

Treasury
Stock:
 Shares             6,078        2          -         -        -           -            -         -        -             6,080
 Amount         $  (2,963) $  (850)   $     -    $    -   $    -      $    -     $      -   $     -    $   -         $  (3,813)

Additional
Paid-in
Capital         $ 107,483  $13,577    $(3,366)   $4,230   $    -      $    -     $      -   $ 2,165    $   -         $ 124,089

Accumulated
(Deficit)       $(107,704) $     -    $     -    $    -   $    -      $    -     $(14,793)  $     -    $   -         $(122,497)

Cumulative
Translation
Adjustment      $      45  $     -    $     -    $    -   $    -      $    -     $      -   $     -    $  30         $      75

Stock
Subscription
Receivable      $  (4,000) $     -    $     -    $    -   $    -      $    -     $      -   $     -    $   -         $  (4,000)

Expenses
to be
Paid with
Common Stock    $       -  $     -    $     -    $    -   $    -      $    -     $      -   $(2,285)    $   -        $  (2,285)

Unearned
Compensatory
Stock Option    $    (238) $     -    $     -    $    -   $    -      $  134     $      -   $     -     $   -        $    (104)

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

     On September 16, 1999, certain former shareholders and optionees (the "Claimants") of Advancel filed a Demand for Arbitration against the Company with the American Arbitration Association in San Francisco, California. The primary remedy the Claimants seek is recision of the Stock Purchase Agreement, the return of the Advancel stock surrendered in conjunction with the purchase of Advancel by the Company and damages to be determined by arbitration. The Company filed a response and counterclaim on October 13, 1999. After consultation with outside legal counsel, management recognizes that the Company may lose some or all of its claims, encountering significant liability. In the event this Demand for Arbitration does result in a substantial judgment against the Company, said judgment could have a material effect on the Company's quarterly or annual operating results. Outside legal counsel has indicated that it is impossible to estimate a range of potential liability at this early stage with any degree of certainty. The parties have agreed on an arbitrator who has scheduled late March 2000 for an arbitration hearing. Discovery is currently taking place in the action.

     On September 16, 1999, the Company filed a Demand for Arbitration before the American Arbitration Association in Wilmington, Delaware, against TST and TSA (the "Respondents") alleging, among other things, breach of the asset purchase agreement, breach of fiduciary duty as a majority shareholder and breach of obligation of good faith and fair dealing. The Company seeks recission of the purchase agreement and recovery of monies paid to TST for TSA's assets. Concurrently, the Company commenced a preliminary injunction proceeding in the Delaware Court of Chancery, seeking to prevent TST from selling TSA's assets to Onkyo America pending completion of the arbitration proceeding. Such court action was subsequently withdrawn by the Company.

     On December 8, 1999, Respondents filed an answer and counterclaim in connection with the arbitration proceeding. Respondents asserted their counterclaim to recover (i) the monies and stock owned under the extension agreements; (ii) the $1 million differential between the $9 million purchase price paid by Onkyo America for TSA's assets and the $10 million purchase price that NCT Audio had been obligated to pay; (iii) expenses associated with extending NCT Audio's time to close the transaction; and (iv) certain legal expenses incurred by Respondents.

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

     On August 10, 1999, the Company entered into a subscription agreement (the "Series F Subscription Agreement") to sell an aggregate stated value of up to $12.5 million (12,500 shares) of Series F Convertible Preferred Stock (the "Series F Preferred Stock"), in a private placement pursuant to Regulation D of the Securities Act, to five unrelated accredited investors through one dealer (the "1999 Series F Preferred Stock Private Placement"). On August 10, 1999, the Company received $1.0 million for the sale of 8,500 shares of Series F Preferred Stock having an aggregate stated value of $8.5 million. At the Company's election, the investors may invest up to an additional $4.0 million in cash or in kind at a future date. Each share of the Series F Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series F Preferred Stock is convertible into fully paid and non-assessable shares of the Company's common stock, subject to certain limitations. Under the terms of the Series F Subscription Agreement, the Company was required to file a registration statement on Form S-1 on or prior to a date which is no more than forty-five (45) days from the date that the Company has issued a total of 1,000 shares of Series F Preferred Stock, covering the resale of all of the registrable securities (the "Series F Closing Date"). The shares of Series F Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) forty-five (45) days after the Series F Closing Date; (ii) five (5) days after the Company receives a "no review" status from the SEC in connection with the Series F registration statement; or (iii) the effective date of the Series F registration statement. Each share of Series F Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with a formula (the "Series F Conversion Formula"), as defined in the agreement. The conversion formula provides that the stated value of the preferred stock plus 4% accretion thereon for the number of days between (i) the Series F Closing Date and (ii) the conversion date be divided by the amount obtained by multiplying the 80% times the average market price for the Company's common stock for the five (5) consecutive trading days immediately preceding such date. The conversion terms of the Series F Preferred Stock also provide that in no event shall the Company be obligated to issue more than 35,000,000 shares of its common stock in the aggregate in connection with the conversion of up to 12,500 shares of Series F Preferred Stock. The Company is also obligated to pay a 4% per annum accretion on the stated value of Series F Preferred Stock in either cash or common stock, at the Company's election. The Company registered an aggregate of 25,744,000 shares of common stock issuable upon conversion and payment for accretion. In connection with the Series F Preferred Stock, the Company may be obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such additional amounts will be treated as obligations of the Company. On September 10, 1999, the Company received $4.0 million for four DMC network affiliate licenses from four accredited investors. While the investors agreed upon the exchange of 8,500 shares of Series F Preferred Stock having aggregate stated value of $8.5 million, for consideration of $1.0 million, the Company has treated the additional $4.0 million for the DMC licenses as additional consideration for the Series F Preferred Stock.

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
                                   --------------------------------------------------------------------------------------------
For the nine months ended
September 30, 1999:
Net Sales - External               $  627  $   549   $  850     $   3    $    -   $ 1,070    $  3,099       $    6   $  3,105
Net Sales - Other Operating
  Segments                             11        -        -       650         -         -         661         (661)         -
License Fees and Royalties            504      156      863         -       850     1,100       3,473           36      3,509
Write down of investment in
  Unconsolidated subsidiary        (2,385)       -        -         -         -         -      (2,385)           -     (2,385)
Interest Income, net                  127        -        -         1         -         -         128          (87)        41
Depreciation/Amortization               9        -        -        33         -        12          54        1,335      1,389
Operating Income (Loss)            (8,628)  (2,390)  (1,996)       52    (1,414)     (397)    (14,773)         (20)   (14,793)
Segment Assets                      2,580    2,147      171       186       935     1,360       7,379        7,916     15,295
Capital Expenditures                    -        -        1         5        11        35          52           84        136

For the nine months ended
September 30, 1998:
Net Sales - External               $  185   $  960   $  616     $  16    $    -   $    72    $  1,849       $   51   $  1,900
Net Sales - Other Operating
  Segments                              1       22        5       693         -         -         721         (721)         -
License Fees and Royalties            275       59        9         -         -         -         343           32        375
Equity in net loss of
  Unconsolidated affiliates -
  net of amortizations                  -        -        -         -         -         -           -            -          -
Interest Income, net                   52        -        -        11         -         -          63          263        326
Depreciation/Amortization               -        -        -        40         -         -          40          765        805
Operating Income (Loss)            (2,594)  (2,297)  (3,201)      (93)        -       (35)     (8,220)         380     (7,840)
Segment Assets                      8,414    3,013      365       226         -       686      12,704        7,688     20,392
Capital Expenditures                  168        -       18        83         -         -         269          193        462

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

11.  Revision of Statements of Operations

     The Company reported final 1999 results, which included a recharacterization of $4.0 million of third quarter revenue from license fee to equity and a corresponding reduction in current assets and equity. In addition, the loss per share for the third quarter, as previously reported on November 15, 1999, remains unchanged.

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


      GENERAL BUSINESS ENVIRONMENT

      The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. In prior years, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, as well as from technology licensing fees paid by such companies. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. This is reflected in the first nine months of 1999, where 53% of the Company's revenue has been from licensing fees and royalties, 27% from product sales and 20% from engineering and development services. There can be no assurance that technology licensing fees will continue at that level.

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

      From the Company's inception through September 30, 1999, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 26% in product sales, 40% in engineering and development services and 34% in technology licensing fees and royalties.

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


      RESULTS OF OPERATIONS

     Total revenues for the first nine months of 1999 were $6.6 million compared to $2.3 million for the same period in 1998, an increase of $4.3 million or 191%. The increase is attributable to total revenue recognized from STMicroelectronics S.A. ("ST") of $2.2 million.

     Consistent with the Company's objectives, technology licensing fees and royalties increased to $3.5 million in the first nine months of 1999 from $0.4 million for the same period in 1998, an increase of $3.1 million, primarily due to a $0.9 million prepaid royalty and a $0.2 million license fee from ST and $0.9 million of DBSS license fees. The DBSS license includes the rights to exploit the DBSS technology in a specific geographical area within one of four networks. The technology includes hardware, software, rights to practice the intellectual property and the license to deliver music along with advertising content. The Company anticipates the sale of such licenses to approximate $1.0 million each based on regional and commercial/professional settings. During the three months ended March 31, 1999, the Company, in accordance with its revenue recognition policy, realized only $2.0 million on the issuance of such licenses in consideration of the receipt of 3,600 shares of its Series E Preferred Stock. During the three months ended June 30, 1999, the Company adjusted such revenue to $0.9 million, due to the valuation of additional shares of Series E Preferred Stock issued during the period.

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


      LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $122.5 million on a cumulative basis through September 30, 1999. These losses, which include the costs for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales, and (6) engineering and development funds received from strategic partners and customers.

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

     At September 30, 1999, cash was $1.4 million. Restricted cash of $0.8 million was attributed to the proceeds from the PRG Note, which is restricted to rental and installation costs of DBSS Systems. The remaining resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

      On January 6, 1999, NASDAQ notified the Company that it was delisting the Company's stock at the close of trading that day. On January 20, 1999, the Company requested a review of the delisting decision. On August 9, 1999, the NASDAQ Review Counsel denied that appeal. Thus, NCT's common stock will continue to be listed on the OTC Bulletin Board.

     The Company's deficit in working capital increased to $(1.7) million at September 30, 1999, from $(1.2) million at December 31, 1998. This $0.5 million deterioration was primarily due to a decrease in cash and cash equivalents due to increasing efforts to develop and introduce new product lines and to fund operations for the period.

      During the first nine months of 1999, the net cash used in operating activities was $6.6 million, compared to $9.0 million used in operating activities during the same period of 1998. The decrease of $2.4 million was primarily due to the write down of the estimated net realizable investment in TSA, the reserve recorded on the promissory note due from PPI and an increase in accrued legal expenses.

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

Dated:  April 14, 2000