Form 10-K
period 1999-12-31
NCT GROUP INC
filed 2000-04-14
CIK 722051

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED      December 31, 1999
                               -------------------------------------------------

Commission File Number:        0-18267
                               -------------------------------------------------

   NCT Group, Inc. (formerly known as Noise Cancellation Technologies, Inc.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

            [X] Yes     [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was $301.4 million as of March 31, 2000.

The number of shares outstanding of the Registrant's common stock is 275,068,921 as of March 31, 2000.


                       DOCUMENTS INCORPORATED BY REFERENCE

       Certain information contained in the Proxy Statement for the Annual
           Meeting of Stockholders of Registrant to be filed with the
                 Securities and Exchange Commission on or before
          April 29, 2000, is incorporated by reference into Part III of this Form 10-K.

                                     PART I


ITEM 1.  BUSINESS

A.   GENERAL DEVELOPMENT OF BUSINESS

     NCT Group, Inc. ("NCT" or the "Company") is a leading technology developer with an extensive portfolio of proprietary algorithms and a wide variety of product offerings for consumer, commercial and industrial applications. The Company specializes in the utilization of sound and signal waves to reduce noise, improve signal-to-noise ratio and enhance sound quality. Commercial application of the Company's technologies is comprised of a number of product offerings, including NoiseBuster(R) consumer and communications active noise reduction ("ANR") headsets; ProActive(R) ANR industrial earmuffs and headsets; Gekko(TM) flat speakers; and ClearSpeech(R) microphones, speakers and other products. In addition to products, NCT's innovative algorithms are available for licensing to manufacturers for use in commercial and consumer products.

     During 1999, the Company focused its efforts on the development of DistributedMedia.com, Inc. ("DMC"). DMC is a wholly-owned subsidiary of NCT which was formed in November 1998. DMC is a new microbroadcasting media company that delivers licensed CD-quality music as well as on-air and billboard advertising to out-of-home commercial and professional venues via a digital network of place-based micrbroadcasting stations, called Sight & Sound(TM). The Sight & Sound(TM) system consists of a central control network that communicates to a digital broadcast station, which plays music selections and advertisements through flat panel speakers. The speaker grilles double as visual billboards. The speakers will be provided by NCT Audio Products, Inc..

     As of December 31, 1999, the Company and its business units currently hold 503 patents and related rights worldwide and an extensive library of know-how and other proprietary technology. These patents allow the Company to develop major product lines, which include:

     -    NoiseBuster(R) ANR communications headsets

     -    NoiseBuster(R) ANR consumer headphones

     -    ProActive(R) industrial/commercial ANR headsets

     -    Gekko(TM) flat speakers, frames, prints and subwoofers

     -    ClearSpeech(R) microphones, speakers and other products

     -    ClearSpeech(R) corporate intranet telephone software

     The Company also markets its technologies through licensing to third parties for fees and royalties. During 1999, the Company entered into a new technology license agreement with Lernout & Hauspie Speech Products N.V. ("L&H"), has expanded its cross-license agreement with New Transducers Ltd. ("NXT" formerly known as Verity Group plc) and has received royalties pursuant to several of its technology license agreements.

     The Company's operating revenues are comprised of technology licensing fees and royalties, product sales and engineering and development services. Historically, the Company derived the majority of its revenues from engineering and development services and technology licensing fees. As distribution channels are established and as product sales, market acceptance and awareness of the commercial applications of the Company's technologies build, revenues from technology licensing fees, royalties and product sales are projected to fund an increasing share of the Company's requirements. The revenues from these sources, if realized, will reduce the Company's dependence on revenues from engineering and development services. Total revenues for 1999 consisted of approximately 31% in product sales, 19% in engineering and development services and 50% in technology licensing fees and royalties.

     The Company has entered into a number of strategic supply, manufacturing and marketing alliances with leading global companies to commercialize its technology. These strategic alliances historically have funded a majority of the Company's research and development and provided the Company with reliable sources of components, manufacturing expertise and capacity, as well as extensive marketing and distribution capabilities. NCT has continuing relationships with Walker Manufacturing Company ("Walker") (a division of Tennessee Gas Pipeline Company, a wholly owned subsidiary of Tenneco, Inc.), AB Electrolux ("Electrolux"), Ultra Electronics Ltd. ("Ultra"), The Charles Stark Draper Laboratory, Inc. ("Draper"), Oki Electric Industry Co., Ltd. ("Oki") and New Transducers Ltd., among others, in order to penetrate major markets more rapidly and efficiently, while minimizing the Company's own capital expenditures. See G. "Strategic Alliances" and Note 3 - "Notes to Financial Statements" for further discussion.

     An important factor for the Company's continuing development of its technology is its ability to recruit and retain key personnel. As of December 31, 1999, the Company had 75 employees, including 37 engineers and associated technical staff members.

     The Company was incorporated in Nevada on May 24, 1983. In April 1985, the Company moved its corporate domicile to Florida and assumed its former name, Noise Cancellation Technologies, Inc. In January 1987, following the assumption of control of the Company by the present management, the Company's state of incorporation was changed to Delaware. At the annual meeting of stockholders of the Company on October 20, 1998, the stockholders approved changing the name of the Company from Noise Cancellation Technologies, Inc. to NCT Group, Inc. effective October 21, 1998.

     NCT's executive offices, research and product development facility are located at 1025 West Nursery Road, Suite 120, Linthicum, Maryland 21090; telephone number (410) 636-8700. NCT maintains sales and marketing offices at One Dock Street, Suite 300, Stamford, Connecticut 06902; telephone number
(203) 961-0500. The Company's European operations are conducted through its product development and marketing facility in Cambridge, England. NCT also maintains a marketing facility in Tokyo, Japan. The Company's Advancel operations are conducted in San Jose, California. The Company's DMC operations are located in Stamford, Connecticut.

     The Company is organized into strategic business units, each of which is targeted to the commercialization of its own products in specific markets. These include its subsidiaries, NCT Audio Products, Inc. ("NCT Audio"), NCT Hearing Products, Inc. ("NCT Hearing"), Advancel

Logic Corporation ("Advancel"), and DistributedMedia.com, Inc. The Company also operates a division, NCT Communications. Refer to Note 17 - "Notes to Financial Statements" for further information about the Company's business segments.


B.   BUSINESS STRATEGY

     The Company's strategy is to leverage off its existing base of proprietary technology by expanding into areas outside of traditional active noise and vibration control to reach markets having greater opportunities such as communications, audio and microbroadcasting media. The acquisition of certain assets and all of the intellectual property of Active Noise and Vibration Technologies, Inc. ("ANVT") in 1994 broadened the Company's portfolio of intellectual property and removed restrictions on the Company regarding licensing a series of patents developed by Professor G.B.B. Chaplin relating to active noise cancellation technology (the "Chaplin Patents") to unaffiliated third parties (see C. "Technology"). The Company can license the Chaplin Patents directly to unaffiliated third parties, which provides the Company with a greater ability to earn technology licensing fees and royalties from such patents. Thus, while the Company continues to focus on products that the Company believes will generate near term revenue, it is increasing its emphasis on technology licensing fees and royalties. Further, the Company is working continuously to lower the cost of its products and improve their technological performance.


C.   TECHNOLOGY

     Active Noise Reduction ("ANR"). Active noise reduction systems are particularly effective at reducing low frequency noise. As opposed to a passive noise control system that is designed to mask a noise, ANR removes a significant portion of the noise energy from the environment by creating sound waves that are equal in frequency but opposite in phase. The illustration which follows shows the relationship, in time, of a noise signal, an anti-noise signal and the residual noise that results when they meet.

                             ACTIVE NOISE REDUCTION

                                 [WAVE GRAPHIC]

     Active Wave Management. Active Wave Management is the combination of active noise reduction technology and certain other technologies which results in the electronic and/or mechanical manipulation of sound or signal waves to reduce noise, improve signal-to-noise ratio and/or enhance sound quality.

     Signal Enhancement. Active Wave Management technology also can be used to attenuate unwanted signals that enter into a communications network, as when background noise enters telecommunications or radio systems from a telephone receiver or microphone. The Company has developed patented technology that will attenuate the background noise "in-wire," so that the signals carried by the communications network include less of the unwanted noise, allowing the speaker to be heard more clearly over the network. An application of this technology is in-wire attenuation of siren noise over two-way radio communications between emergency vehicles and dispatchers at hospitals and police or fire stations.

     Silicon Micromachined Microphone ("SMM"). In 1994, NCT purchased the exclusive rights to manufacture and commercialize a SMM as a technically superior and less expensive alternative to currently available electret microphones. The SMM has potential applications not only in the audible range of frequencies, but in the ultrasonic range as well.

     ClearSpeech(R) Adaptive Speech Filter ("ClearSpeech(R)" and "ASF"). The ClearSpeech(R) algorithm removes noise from voice transmissions. ClearSpeech(R) parameters can be adjusted to optimize performance for a particular noise, or can be set to provide noise reduction across a wide range of noises. ClearSpeech(R) applications include teleconferencing systems, cellular telephones and "airphones," telephone switches, echo cancellers, and communications systems in which background noise is predominant. ClearSpeech(R) is currently available for use on three hardware platforms. The Company has added an acoustic echo cancellation algorithm, which runs on various platforms including personal computers ("PCs") and fixed floating digital signal processors ("DSP").

     ClearSpeech(R)-Acoustic Echo Cancellation ("AEC"). AEC removes acoustic echoes in hands-free full duplex communication systems. AEC is an adaptive, frequency-based algorithm that continuously tracks and updates the changes in the acoustic path between the loudspeaker and the microphone to eliminate the acoustic echo at the source. The algorithm can be changed to accommodate different audio bandwidths and acoustic tail lengths for use in a variety of applications such as cellular telephony, audio and video teleconferencing, computer telephony, gaming and voice recognition.

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

     Java Processor Core. Advancel is a participant in the native Java embedded microprocessor market. The purpose of the Java(TM) (Java is a trademark of Sun Microsystems, Inc.) platform is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has been developing a family of processor cores, which will execute instructions written in both Java bytecode and C (and C++) significantly enhancing the rate of instruction execution. The potential for applications consists of the next generation home appliances and automotive applications, manufacturers of smartcard processors, hearing aids and mobile communications devices.

     Flat Panel Transducer ("FPT"). NCT patented FPT technology utilizes piezo electric drivers mounted on flat rigid surfaces to create a unique wide dispersion sound field. Unlike conventional speakers that deliver sound through air in a pistonic fashion, the FPT design delivers sound throughout the surface of the panel being driven. This distributed mode method of delivering wide dispersion sound is what NCT has termed Sweet Space(TM), which floods a room with sound. Uses for FPT technology include home theatre, professional, automotive and aircraft applications.

     Digital Broadcasting Station System ("DBSS") Software. DBSS software is being utilized by DMC to deliver customized music programming to each site. Advertising is scheduled and updated via a communications link such as the Internet. The software also performs status checking, play log functions and other diagnostic functions made available to the central control network.

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

     The Company purchased certain assets of ANVT in 1994, which included all of ANVT's intellectual property rights. Among the ANVT intellectual property rights were ANVT's interest in the ten basic Chaplin Patents which are now solely owned by NCT as the sole shareholder of Chaplin Patents Holding Co., Inc. ("CPH"), formerly a joint venture with ANVT. These patents cover inventions made by Professor G.B.B. Chaplin in the late 1970s and early 1980s (some of which have now expired).

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

     As part of the purchase of certain ANVT assets, the Company acquired all the rights to nine inventions previously belonging to the Topexpress Group in the United Kingdom. The international patent coverage of these inventions varies but eight have been granted patent protection with numerous counterpart foreign applications still pending. Among the other intellectual property acquired from ANVT are patents relating to active auto mufflers and noise suppression headrests, several patent applications on advanced algorithms, active noise headsets and many related disclosures and various disclosures in other areas of active attenuation of noise and vibration. In addition, the Company acquired the rights to three basic inventions known as the Warnaka patents.

     The Company has built upon these core patents with a number of advanced patents and patent applications. These include the Digital Virtual Earth(TM) patent, which covers digital feedback control, and patents on multi-channel noise control. The Company also has applied for patents on combined feedforward and feedback control, control using harmonic filters, filters for signal enhancement and speech filtering, control systems for noise shaping and others.

     In 1994, the Company obtained a license for the exclusive rights to the SMM technology developed by Draper in Cambridge, Massachusetts. At this time, four patents describing the basic technology have been issued.

     In 1995, the Company acquired several U.S. patents dealing with ASF which are used in the Company's ClearSpeech(R) product line.

     Since 1996, the Company has been granted 311 new patents.

     The Company holds or has rights to 313 inventions as of December 31, 1999, including 113 United States patents and over 390 corresponding foreign patents for a total of 503 patents and related rights. The Company has pending 166 U.S. and foreign patent applications. NCT's engineers have made 151 invention disclosures for which the Company is in the process of preparing patent applications. The Company's patents have expiration dates ranging from 2000 through 2016, with the majority occurring during or after 2009.

     The Company has been granted the following trademarks:

             MARK                           FIELD OF USE
             ----                           ------------
        NCT logo                            Company logo
        NoiseBuster(R)                      headsets
        NoiseEater(R)                       HVAC systems
        ClearSpeech(R)                      adaptive speech filter products
        VariActive(R)                       headsets
        ProActive(R)                        headsets

     The Company has also applied for 12 trademarks including:

             MARK                           FIELD OF USE
             ----                           ------------
        Gekko(TM)                           flat audio speakers
        ArtGekko(TM)                        flat audio speakers
        Sweet Space(TM)                     flat audio speakers
        Top Down Surround Sound(TM)         vehicular audio speakers
        Sight & Sound(TM)                   microbroadcasting

     No assurance can be given as to the range or degree of protection any patent or trademark issued to, or licensed by, the Company will afford or that such patents, trademarks or licenses will provide protection that has commercial significance or will provide competitive advantages for the Company's products. No assurance can be given that the Company's owned or licensed patents or trademarks will afford protection against competitors with similar patents, products or trademarks. No assurance exists that the Company's owned or licensed patents or trademarks will not be challenged by third parties, invalidated, or rendered unenforceable. Furthermore, there can be no assurance that any pending patent or trademark applications or applications filed in the future will result in the issuance of a patent or trademark. The invalidation, abandonment or expiration of patents or trademarks owned or licensed by the Company which the Company believes to be commercially significant could permit increased competition, with potential adverse effects on the Company and its business prospects.

     The Company has conducted only limited patent and trademark searches and no assurances can be given that patents or trademarks do not exist or will not be issued in the future that would have an adverse effect on the Company's ability to market its products or maintain its competitive position with respect to its products. Substantial resources may be required to obtain and defend patent and trademark rights of the Company.

     The Company's policy is to enter into confidentiality agreements with all of its executive officers, key technical personnel and advisors, but no assurances can be made that Company know-how, inventions and other secret or unprotected intellectual property will not be disclosed to third parties by such persons.

     Finally, it should be noted that annuities and maintenance fees for the Company's extensive patent portfolio are a significant portion of the Company's annual expenses. If, for the reasons described in Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," it becomes necessary for the Company to reduce its level of operations, the Company will not be able to continue to meet the extensive monetary outlay for annuities and maintenance fees to keep all the patents and applications from becoming abandoned, NCT then will have to prioritize its portfolio accordingly.


E.   EXISTING PRODUCTS

     NCT  HEARING PRODUCTS

     NoiseBuster(R). NCT is currently marketing its NoiseBuster(R) personal active noise reduction headphone for consumers at a suggested retail price of $49. This active headphone selectively reduces unwanted noise generated by aircraft engines, lawnmowers, street traffic, household appliances and other annoying noise sources, while permitting the user to hear desired sounds, such as human conversation, warning signals or music. The product can also be used with an aircraft's in-flight entertainment system or a portable audio device. The Company is marketing the NoiseBuster(R) through distribution channels, including electronics retail stores, specialty catalogues and directly through a toll-free "800" number and on the Internet. Initial product shipments of the original NoiseBuster(R) were made in September 1993. Product shipments of the current NoiseBuster(R) began during the first quarter of 1997.

     The NoiseBuster(R) line has been expanded to include communications headsets for cellular, multimedia and telephony. The products are the first ANR offerings for these applications and improve speech intelligibility in the presence of background noise. Product shipments began during the first quarter of 1998.

     ProActive(R). In 1995, the Company introduced its ProActive(R) line of active noise reduction headsets for use in commercial and industrial settings. The line includes a high performance earmuff and headset which combine NCT's active noise cancellation technology for reduction of low frequency noise with passive hearing protection. The ProActive(R) is the first fully contained, cordless product of its kind, providing workers with the utmost in mobility and comfort.

     NB-PCU. The Company is working with a leading manufacturer and supplier of aircraft cabin products on the integration of NCT's active noise control technology into in-flight passenger entertainment systems. As a component of the system, NCT also has developed a low-cost headset specifically for in-flight use to be used in conjunction with the integrated electronics. NCT's technology electronically reduces aircraft engine noise while enhancing the audibility of desired sounds like speech, music and warning signals. Lowering the engine drone also can help alleviate the anxiety and fatigue often associated with flying. While the system is in use, passengers inside an aircraft cabin can carry on conversations at a comfortable level or hear in-flight movies and music without over amplification and distortion. The system is currently being installed in first and business class cabins on new United Airlines aircraft and in cabins of five other airlines.


     NCT COMMUNICATIONS PRODUCTS

     ClearSpeech(R)-Mic. This is the first digital noise reduction microphone system for use with hands-free car kits. The product substantially reduces background road, tire, wind, engine and traffic noise from hands-free calls, allowing the person receiving the call to hear voice more clearly and with less frustration and anxiety.

     ClearSpeech(R)-Speaker. This product cleans background noise from the incoming speech signal over a two-way or mobile radio for the utmost in intelligibility. The system is suitable for use with mobile radios, fleet communication systems, marine radios and many other communication systems.


     NCT AUDIO PRODUCTS

     Gekko(TM) flat speaker. In 1998, NCT Audio launched the Gekko(TM) flat speakers and ArtGekko(TM) printed grille collection. This was the first product launched by NCT Audio to the consumer audio market utilizing the Company's patented FPT technology. With this technology, these products deliver Sweet Space(TM) sound that floods the room with sound as opposed to conventional speakers which deliver sound like a spotlight. The Gekko(TM) flat speakers are thin wall hanging speakers that are designed to accept high quality reproductions of the world's most popular artwork, which is the ArtGekko(TM) line of replacement prints and decorative frames. The art is printed on acoustically transparent material, which allows all sound from the flat speaker to pass freely. The images were licensed from several major international publishers who have access to or represent the rights for over three million pieces of art. The ArtGekko(TM) collection includes 422 images and 14 different frame styles.

REVENUES

     PRODUCT REVENUES

     The following table sets forth the percentage contribution of the separate classes of the Company's products to the Company's product revenues for the year ended December 31, 1999 (in thousands).

                                      YEAR ENDED
                                  DECEMBER 31, 1999
                                 --------------------
                                              AS A %
           PRODUCTS              AMOUNT      OF TOTAL
           --------              ------      --------
       Hearing Products          $   682         30.9%
       Communications                670         30.3%
       Audio Products                856         38.8%
                                 -------     --------
           Total                 $ 2,208        100.0%
                                 =======     ========


     TECHNOLOGY LICENSING FEES AND ROYALTY REVENUES

     The following table sets forth the percentage contribution of the separate classes of the Company's technology to the Company's technology licensing and royalty revenue for the year ended December 31, 1999 (in thousands).

                                     YEAR ENDED
                                 DECEMBER 31, 1999
                              --------------------------
                                                AS A %
             TECHNOLOGY        AMOUNT          OF TOTAL
             ----------        ------          ---------
         Audio                 $     506            14.2%
         Advancel                  1,100            31.0%
         Hearing                     157             4.4%
         Communications              906            25.5%
         DMC                         850            23.9%
         Other                        33             1.0%

                               ---------       ---------
             Total             $   3,552           100.0%
                               =========       =========


F.   PRODUCTS UNDER DEVELOPMENT

     NCT HEARING PRODUCTS

     NCT is continually striving to develop lower cost, higher performance headset products. There are currently advanced headset models under development which utilize NCT's proprietary digital technology for both the consumer and industrial markets.

     SMM

     Silicon Micromachined Microphone. The ability to integrate additional circuitry on the SMM chip has proven attractive to potential users. The SMM's low noise floor and adjustable sensitivity improve voice recognition in high ambient noise environments. NCT is working with voice processing and computer hardware companies to utilize the SMM to enhance the performance of their systems. In the first quarter of 1996, NCT released initial prototypes of the devices. In December 1997, the Company announced that Siemens Semiconductors of Siemens AG ("Siemens") had licensed the Company's SMM technology and that Siemens would develop, manufacture and market the SMM. Prototype samples were received. Full production is scheduled to commence in the third quarter of 2000.


     NCT COMMUNICATIONS

     ClearSpeech(R) Product Line. NCT is continuously improving the quality and functionality of the ClearSpeech(R) Microphone and ClearSpeech(R) Speaker products to improve market penetration. NCT has both noise and echo cancellation on a variety of DSPs including Analog-Devices' and Texas Instruments' general purpose DSPs so that third party developers may integrate the technology into their applications. NCT also has extended the availability of PC development tools by creating software developer's kits for noise and echo cancellation and speech compression.


     NCT AUDIO

     FPT-based products. NCT Audio is developing new, lower-cost products for the consumer market by exploring new printing processes and alternatives to the current electronics. NCT Audio will continue this development in 2000.


G.   STRATEGIC ALLIANCES

     The Company's transition from a firm primarily engaged in research and development to one engaged in the licensing, production, marketing and sale of technologies and applications has been facilitated by the establishment and maintenance of strategic alliances with major domestic and international business concerns. In exchange for the benefits to such concerns' own products offered by the Company's technology, these alliances under the terms of their joint venture agreements or licenses provide marketing, distribution and manufacturing capabilities for the Company's products and enable the Company to limit the expense of its own research and development activities. In order to ensure dependable sources of supply and to maintain quality control and cost effectiveness for components and integrated circuits incorporated in the Company's applications and products, an important element of the Company's strategy has been to identify and enter into alliances with integrated circuit manufacturers that will develop and produce custom-made chips for NCT product applications, and with manufacturers of components that will supply and integrate components for NCT technologies. The following summarizes the Company's key alliances:

                                           DATE INITIAL
                                           RELATIONSHIP
         KEY STRATEGIC ALLIANCES           ESTABLISHED           APPLICATIONS
         -----------------------           ------------          ------------
  Walker Manufacturing Company (a           Nov. 1989       Mufflers, Industrial
   division of Tennessee Gas Pipeline                        Silencers and Other
   Company)                                                  Vehicular Applications

  AB Electrolux                             Oct. 1990       Consumer Appliances

  Ultra Electronics Ltd.                    June 1991       Aircraft Cabin Quieting
                                                             Systems

  The Charles Stark Draper Laboratory,      July 1994       Microphones
   Inc.

  New Transducers Ltd.                      Mar. 1997       Flat Panel Transducers

  Oki Electric Industry Co., Ltd.           Oct. 1997       Communications

  Infineon Technologies AG I Gr.            Dec. 1997       Microphones
   (formerly Siemens AG)

  VLSI Technology, Inc.                     Feb. 1998       Communications

  STMicroelectronics SA &                   Nov. 1998       Java(TM) platform
   STMicroelectronics S.r.l.

  Lernout & Hauspie Speech Products         Mar. 1999       Communications
   N.V.

     WALKER MANUFACTURING COMPANY (A DIVISION OF TENNESSEE GAS PIPELINE COMPANY, A WHOLLY-OWNED SUBSIDIARY OF TENNECO, INC.) (U.S.) AND WALKER ELECTRONIC MUFFLERS, INC. (A WHOLLY-OWNED SUBSIDIARY OF TENNESSEE GAS PIPELINE COMPANY, A WHOLLY-OWNED SUBSIDIARY OF TENNECO, INC.) (U.S.) ("WEM")

     In November 1989, NCT signed its strategic alliance with Walker, a world-leading manufacturer of automotive parts and mufflers. The alliance consisted of a Joint Venture and Partnership Agreement with ownership in the resulting joint venture, Walker Noise Cancellation Technologies ("WNCT"), shared equally between NCT Muffler, Inc. and WEM. On November 15, 1995, the Company and Walker executed a series of related agreements (the "Restructuring Agreements") regarding the Company's commitment to help fund $4.0 million of product and technology development work and the transfer of the Company's 50% interest in WNCT to Walker. The Restructuring Agreements provided for the transfer of the Company's interest in WNCT to Walker, the elimination of the Company's previously expensed obligation to fund the remaining $2.4 million of product and technology development work, the transfer to Walker of certain Company owned tangible assets related to the business of WNCT, the expansion of certain existing technology licenses and the Company's performance of certain future research and development activities for Walker at Walker's expense. WNCT is currently producing and selling industrial silencers on which the Company receives a royalty.


     AB ELECTROLUX (SWEDEN) ("ELECTROLUX")

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


     ULTRA ELECTRONICS LTD. (U.K.) ("ULTRA")

     Since 1991, NCT and Ultra (and Ultra's predecessor, part of the Dowty Group), have been designing and developing systems to enhance passenger comfort by quieting aircraft passenger compartments in certain propeller-driven aircraft, which Ultra sells to the worldwide turbo-prop aircraft market. In May 1993, Ultra and the Company signed a teaming agreement to produce and install the NCT cabin quieting system on the SAAB 340 aircraft. Deliveries under this agreement began in 1994. In March 1995, the Company and Ultra amended the teaming agreement and concluded a licensing and royalty agreement for $2.6 million. Under this agreement, Ultra will pay the Company a royalty of 1.5% of sales of products incorporating NCT technology beginning in 1998. See Note 3 - "Notes to Financial Statements - Joint Ventures and Other Strategic Alliances" for further discussion.


     THE CHARLES STARK DRAPER LABORATORY, INC. (U.S.) ("DRAPER")

     In July 1994, NCT and Draper of Cambridge, Massachusetts entered into an agreement whereby NCT became the exclusive licensee to a new silicon micromachined microphone developed by Draper. Under the terms of the agreement and subsequent agreements, Draper will perform engineering services for NCT to further develop the technology. The SMM technology can be used in a wide variety of applications within the acoustic and communications fields.


     NEW TRANSDUCERS LTD. (U.K.) ("NXT")

     NXT and the Company executed a cross licensing agreement (the "Cross License") on March 28, 1997. Under the terms of the Cross License, the Company licensed patents and patents pending which relate to FPT technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to the Company. In consideration of the license, during the first quarter 1997 NCT recorded a $3.0 million license fee from NXT and the Company will receive royalties on future NXT licensing and product revenue. On April 15, 1997, NXT plc,

NXT and the Company executed several agreements and other documents (the "New Agreements") which terminated the Cross License, and certain related agreements and replaced them with a new cross license (the "New Cross License"), and new related agreements. The material changes effected by the New Agreements included the inclusion of NXT plc as a party along with its wholly-owned subsidiary NXT and provided that the license fee payable to NCT could be paid in ordinary shares of stock. The subject license fee was paid to the Company in ordinary shares of NXT plc stock which were subsequently sold by the Company. On September 27, 1997, NXT plc, NXT, NCT Audio and the Company executed several agreements and other documents, terminating the New Cross License and a related security deed and replacing them with new agreements (respectively, the "Cross License Agreement dated September 27, 1997" and the "Master License Agreement"). The material changes effected by the most recent agreements included an expansion of the fields of use applicable to the exclusive licenses granted to NXT plc and NXT and an increase in the royalties payable on future licensing and product revenues. On February 9, 1999, NCT Audio and NXT expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground-based vehicles and aircraft sound systems. The amendments also increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting these expanded licensing rights, each party received a license fee. See Note 3 - "Notes to Financial Statements - Joint Ventures and Other Strategic Alliances" for further discussion.


     OKI ELECTRIC INDUSTRY CO., LTD. (JAPAN) ("OKI")

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


     INFINEON TECHNOLOGIES AG I GR (FORMERLY SIEMENS SEMICONDUCTORS, SIEMENS AG (GERMANY) ("INFINEON")

     In December 1997, the Company and Infineon executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Infineon licensed the Company's SMM and will develop, manufacture and market such microphones as surface mountable devices. The SMM technology delivers microphone technology on a silicon chip, a breakthrough in the microphone marketplace. Infineon and the Company have targeted the SMM to the multimedia, cellular phone, wireless phone, voice recognition and other related markets. The SMM's small chip dimensions of only 3 mm on each side make it useful for packaging into products with tight size constraints, such as noise canceling ear plugs and hearing aids.

     VLSI TECHNOLOGY, INC. (FRANCE) ("VLSI")

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


     STMICROELECTRONICS SA & STMICROELECTRONICS S.R.L (FRANCE AND ITALY) ("ST")

     In November 1998, Advancel and ST executed a license agreement. Under the terms of the agreement, which included a license fee, a minimum royalty within two years and future per unit royalties, ST licensed Advancel's tiny(2)J(TM) for Java(TM) ("T(2)J-processor core") to combine it with its proven secure architecture and advanced nonvolatile memory technology, to offer a new generation of secure microcontrollers for smartcard applications. The T(2)J-processor core is the ideal architecture to accelerate the execution of Javacard(TM)-based smartcard applications such as electronic purse credit/debit card functions, ID cards that provide authorized access to networks and subscriber identification modules that secure certain PCS cellular phones against fraud.


     LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. (BELGIUM) ("L&H")

     On March 31, 1999, the Company signed a license agreement with L&H. The agreement provides the Company with a worldwide, non-exclusive, non-transferable license to selected L&H technology for use in NCT's ClearSpeech(R) products. The Company recorded a prepaid royalty of $0.9 million. On April 12, 1999, the Company granted a worldwide non-exclusive, non-transferable license to L&H. The agreement provides L&H access to NCT's present and future noise and echo cancellation algorithms for use in L&H's technology. In consideration of the Company's grant of a license to L&H, the Company recognized a non-refundable royalty fee of $0.8 million. During the third quarter of 1999, the Company and L&H agreed to offset the balances owed each other.


H.   MARKETING AND SALES

     In addition to marketing its technology through its strategic alliances as described above, as of December 31, 1999, the Company has an internal sales and marketing force of 15 employees, 6 independent sales representatives and its executive officers and directors. The independent sales representatives may earn commissions of generally up to 6% of revenues generated from sales of NCT products to customers the sales representatives introduced to NCT and up to 5% of research and development funding revenues provided by such customers.

   Note 18 - "Notes to Financial Statements" sets forth financial information relating to foreign and domestic operations and sales for the years ended December 31, 1997, 1998 and 1999.

   The Company does not have a significant foreign exchange transaction risk because the majority of its non-U.S. revenue is denominated and settled in U.S. dollars. The remaining inter-company revenue, eliminated in consolidation, is in British pounds sterling and the Company's underlying cost is also in pounds sterling, creating a natural foreign exchange protection.


I.   CONCENTRATIONS OF CREDIT RISK

   The Company sells its products and services to OEMs, distributors and end users in various industries worldwide. As outlined below, the Company's two largest customers accounted for approximately 42% of revenues during 1999 and 10% of gross accounts receivable at December 31, 1999. The Company does not require collateral or other security to support customer receivables.

 (in thousands)
                                                   AS OF DECEMBER 31, 1999,
                                                 AND FOR THE YEAR THEN ENDED
                                                ------------------------------
                                                 ACCOUNTS
               CUSTOMER                         RECEIVABLE             REVENUE
               --------                         ----------             -------
STMicroelectronics SA and
 STMicroelectronics S.r.l                          $    33             $ 2,156
Lernout & Hauspie Speech Products N.V.                  --                 800
All Other                                              204               4,107
                                                   -------             -------
    Total                                          $   237             $ 7,063
                                                   =======             =======

     The Company regularly assesses the realizability of its accounts receivable and performs a detailed analysis of its aged accounts receivable. When quantifying the realizability of accounts receivable, the Company takes into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness.

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade receivables. The Company's cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. The Company primarily maintains its cash and cash equivalents in two banks.


J.   COMPETITION

     The Company is aware of a number of direct competitors. The Company's principal competitors in active control systems include Bose Corporation, Lord Corporation, Matsushita Electric Industrial Co., Ltd., Sennheiser Electronic Corp. and Sony Corporation, among others. The Company's principal competitors in speech applications include IBM Corporation, Lucent Technologies, Inc. and Texas Instruments, Incorporated. To the Company's knowledge, each of such entities is pursuing its own technology, either on its own or in collaboration with others, and has commenced attempts to commercially exploit such technology. NCT also believes that a number of other large companies, such as the major domestic and foreign communications, computer, automobile and appliance manufacturers, as well as aircraft parts suppliers and manufacturers, have research and development efforts underway that could be potentially competitive to NCT. These companies are well established and have substantially greater management, technical, financial, marketing and product development resources than NCT.


K.   GOVERNMENT CONTRACTS

     The Company has acted as a government subcontractor in connection with its performance of certain engineering and development services. Government contracts provide for cancellation at the government's sole discretion, in which event the contractor or subcontractor may recover its actual costs up to the date of cancellation, plus a specified profit percentage. Governmental expenditures for defense are subject to the political process and to rapidly changing world events, either or both of which may result in significant reductions in such expenditures in the proximate future. Government contracts are not viewed as a significant part of the Company's business. No such contracts were in effect during 1999.


L.   RESEARCH AND DEVELOPMENT

     Company-sponsored research and development expenses aggregated $6.2 million, $7.2 million and $6.2 million for the fiscal years ended December 31, 1997, 1998 and 1999, respectively.


M.   ENVIRONMENTAL REGULATION COMPLIANCE

     Compliance with Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have any material effect upon the capital expenditures, earnings or competitive position of the Company.

     Compliance by existing and potential customers of the Company with Federal, state and local laws and regulations pertaining to maximum permissible noise levels occurring from the operation of machinery or equipment or the conduct of other activities could be beneficial to sellers of noise reduction products and enhance demand for certain applications of the Company's technology, as well as products developed or to be developed by the Company. At the present time, it is premature to determine what quantitative effect such laws and regulations could have on the sale of the Company's products and technology.


N.   EMPLOYEES

     The Company had 75 employees as of December 31, 1999. None of such employees is represented by a labor union. The Company considers its relationships with employees to be satisfactory.

O.   ACQUISITIONS AND PROPOSED TRANSACTIONS

     NCT Audio had actively pursued an acquisition strategy until the fourth quarter of 1999. During 1998, NCT Audio had signed three letters of intent, an agreement to purchase, and one definitive purchase agreement (now expired) pursuant to which it would acquire 100% of the stock or assets of certain companies. By acquiring companies that specialize in different segments of the audio market in various locations around the world, management believed it could improve profitability of the combined companies by sharing some resources, eliminating redundant expenses and increasing revenue by leveraging each company's distribution channels. Some of the synergistic opportunities that wouldbe achieved with the acquisitions included the ability to (1) leverage the extensive dealer networks; (2) gain access to worldwide consumer audio markets and establish automotive audio aftermarket accounts; (3) increase product distribution of all acquisition companies in world markets; (4) cross-sell the acquisition companies' products among distribution channels; and (5) maximize the warehousing and distribution facilities.

     On August 14, 1998, NCT Audio agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), a wholly-owned subsidiary of Top Source Technologies, Inc ("TST"). TSA, located in Troy, Michigan, specializes in the design and manufacture of speaker enclosures that maximize audio output for automotive OEMs, Tier One suppliers, and key aftermarket accounts. TSA's systems are factory installed on Chrysler Corporation's Wrangler model line and are also offered as dealer installed accessory packages. Earlier on June 11, 1998, NCT Audio had paid a non-refundable deposit of $1,450,000 towards the purchase price. The total purchase price was $10,000,000 with up to an additional $6,000,000 in possible future cash contingent payments. The shareholders of TST approved the transaction on December 15, 1998.

     NCT Audio then paid TST $2,050,000 on July 31, 1998. The money was held in escrow with all of the necessary securities and documents to evidence ownership of 20% of the total equity rights and interests in TSA by TST. When TST's shareholders approved the transaction, the $2,050,000 was delivered to TST. In return, NCT Audio took ownership of the documentation and securities.

     NCT Audio had an exclusive right, as extended, to purchase the assets of TSA through July 15, 1999. Under the terms of the original agreement, NCT Audio was required to pay TST $6.5 million on or before March 31, 1999 to complete the acquisition of TSA's assets. As consideration for an extension of such exclusive right from March 31, 1999 to May 28, 1999, NCT Audio agreed to pay TST a fee of $350,000, consisting of $20,685 in cash, $125,000 of NCT Audio's minority interest in TSA earnings, and a $204,315 note payable due April 16, 1999. If NCT Audio failed to pay the note by April 16, 1999, (a) the note would begin to accrue interest on April 17, 1999 at the lower of the rate of two times prime rate or the highest rate allowable by law; and (b) the $20,685 and $125,000 portion of the extension fee would no longer be credited toward the $6.5 million purchase price due at closing. If NCT Audio failed to pay the note by April 30, 1999, the $204,315 portion of the extension fee would no longer be credited toward the $6.5 million closing amount due. To date, NCT Audio has not paid the note. Further, if NCT Audio failed to close the contemplated transaction by May 28, 1999, NCT Audio would forfeit its minority earnings in TSA for the period June 1, 1999 through May 30, 2000. In addition, due to NCT Audio's failure to close the transaction by March 31, 1999, NCT Audio was required to pay a penalty premium of $100,000 of NCT Audio's preferred stock. In exchange for an extension from May 28, 1999 to July 15, 1999, NCT Audio relinquished 25% of its minority equity ownership in TSA, or 5% of TSA's outstanding stock. As a result, NCT Audio now has a 15% minority interest in TSA.

     On or about July 15, 1999, NCT Audio determined it would not proceed with the purchase of the assets of TSA, as structured, due primarily to its difficulty in raising the requisite cash consideration. Consequently, NCT Audio reduced its net investment in TSA to $1.2 million, representing its 15% minority interest, net of the above noted penalties, and recorded a $2.4 million charge in the quarter ended September 30, 1999 for the write-down of its investment to its estimated net realizable value. On September 30, 1999, Onkyo America purchased substantially all of the assets of TSA and certain assets of TST used in TSA's operations. NCT Audio is due and seeks its pro rata share of the consideration paid by Onkyo America, less the penalties described above. The amount which TST owes NCT Audio is in dispute; consequently, receipt of the funds is contingent on the outcome of the arbitration between the Company, TST and TSA. See "Item 3 - Legal Proceedings."

     On August 17, 1998, NCT Audio agreed to acquire all of the members' interest in Phase Audio LLC ("PPI"). PPI, located in Phoenix, Arizona, designs and manufactures high performance amplifiers, preamplifiers, subwoofers, signal processors and speakers for the automotive audio aftermarket. PPI has a network of over 600 dealers for its products throughout the U.S. NCT Audio would acquire the interest in exchange for shares of its common stock having an aggregate value of $2,000,000. NCT Audio had also agreed to retire approximately $8.5 million of PPI debt, but NCT Audio had to obtain adequate financing before the transaction could have been completed. In addition, NCT Audio provided PPI a working capital loan on June 17, 1998 in the amount of $500,000, which is evidenced by a demand promissory note. On August 18, 1998, NCT Audio provided PPI a second working capital loan in the amount of $1,000,000, which is also evidenced by a demand promissory note. The unpaid principal balance of these notes bears interest at a rate equal to the prime lending rate plus one percent (1.0%).

     As noted, the transaction was contingent on NCT Audio obtaining outside financing to retire the PPI debt. On January 6, 1999, the PPI members notified NCT Audio that, while they remain willing to do the transaction, they may choose at some point to abandon the transaction because NCT Audio had not obtained the financing in a timely manner. They also notified NCT Audio that in lieu of the $2,000,000 in NCT Audio common stock, they would insist that NCT Audio pay them that amount in cash at any closing. PPI has experienced significant organizational changes which has resulted in abandonment of the proposed acquisition. During the third quarter of 1999, the Company fully reserved the $1.5 million due from PPI plus interest thereon but continues to seek repayment of the notes. During the fourth quarter of 1999, NCT Audio suspended activities associated with execution of its acquisition strategy, including the previously intended plan to acquire PPI.

     On January 28, 1999, NCT Audio entered into a letter of intent to purchase 100% of the common stock of another speaker manufacturer (the "Third Acquisition"). As previously noted, NCT Audio suspended its acquisition strategy and therefore, decided not to enter into binding agreements to consummate the Third Acquisition.

     On June 22, 1999, NCT Hearing signed a letter of intent to acquire sixty percent (60%) of the common stock of Pro Tech Communications, Inc. ("PCTU") in exchange for rights to certain NCT Hearing technology, contingent upon obtaining equity financing for PCTU. The Company is negotiating with accredited investors for a $1.5 million investment in convertible preferred stock of PCTU, convertible into shares of PCTU or exchangeable into NCT common stock at their election.


P.   BUSINESS SEGMENTS

     For a full discussion of business segments and geographic areas, see
Note 17. - Notes to Financial Statements - "Business Segment Information" and
Note 18. - Notes to Financial Statements - "Geographical Information."


Q.   AVAILABLE INFORMATION

     We file annual, quarterly and special reports, proxy statements and other information with the Securities Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC's Website at "http://www.sec.gov."



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

     The Company maintains a sales and marketing office in Stamford, Connecticut where it leases approximately 6,400 square feet of space under a lease which expires in February 2001 and provides for a current monthly rental of approximately $9,000, subject to annual inflationary adjustments.

     In March 2000, the Company signed a lease for approximately 18,700 square feet of space in Westport, Connecticut. The lease expires in March 2010 and provides for monthly rental of approximately $28,000 for the first five years and approximately $31,000 per month for the next five years.

     The Company's European operations are conducted in Cambridge, England where it leases 4,000 square feet of space under a lease which expires in April 2007, and provides for a current monthly rental of approximately $4,000, subject to annual inflationary adjustments.

     The Company maintains a sales and marketing office in Tokyo, Japan, where it leases approximately 800 square feet of space under a lease which expires in May 2000, and provides for a current monthly rental of approximately $3,000.



ITEM 3.  LEGAL PROCEEDINGS

     On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunale di Milano, Milano, Italy. The suit requests the Court to award judgment in favor of Mr. Valerio as follows: (i) establish and declare that a proposed independent sales representation agreement submitted to Mr. Valerio by the Company and signed by Mr. Valerio but not executed by the Company was made and entered into between Mr. Valerio and the Company on June 30, 1992; (ii) declare that the Company is guilty of breach of contract and that the purported agreement was terminated by unilateral and illegitimate withdrawal by the Company; (iii) order the Company to pay Mr. Valerio $30,000 for certain amounts alleged to be owing to Mr. Valerio by the Company; (iv) order the Company to pay commissions to which Mr. Valerio would have been entitled if the Company had followed up on certain alleged contacts made by Mr. Valerio for an amount to be assessed by technicians and accountants from the Court Advisory Service; (v) order the Company to pay damages for the harm and losses sustained by Mr. Valerio in terms of loss of earnings and failure to receive due payment in an amount such as shall be determined following preliminary investigations and the assessment to be made by experts and accountants from the Court Advisory Service and in any event no less than 3 billion Lira; and (vi) order the Company to pay damages for the harm done to Mr. Valerio's image for an amount such as the judge shall deem equitable. The Company retained the Italian law firm Verusio e Cosmelli, Giovanni Verusio, Esq., a member of that firm, as special litigation counsel to the Company in its defense of this suit. On March 6, 1996, the Company, through its Italian counsel, filed a brief of reply with the Tribunal of Milan setting forth the Company's position that: (i) the Civil Tribunal of Milan is not the proper venue for the suit; (ii) Mr. Valerio's claim is groundless since the parties never entered into an agreement; and (iii) because Mr. Valerio is not enrolled in the official Register of Agents, under applicable Italian law Mr. Valerio is not entitled to any compensation for his alleged activities.

     A preliminary hearing before the Tribunal was held on May 30, 1996, certain pretrial discovery has been completed and a hearing before a Discovery Judge was held on October 17, 1996. Submission of the parties' final pleadings were to be made in connection with the next hearing, which was scheduled for April 3, 1997. On April 3, 1997, the Discovery Judge postponed this hearing to May 19, 1998, due to a reorganization of all proceedings before the

Tribunal of Milan. At the hearing on May 19, 1998, the Discovery Judge established dates for the parties to submit final pleadings and set September 22, 1998 as the date to send the case before the Tribunal of Milan sitting in full bench. On May 4, 1999, the Company's Italian law firm informed the Company that the Tribunal of Milan had granted the Company's objection to lack of venue and had consequently rejected Mr. Valerio's claim and awarded the Company expenses in the amount of approximately $7,000.

     By a letter dated September 9, 1997, outside counsel to Andrea Electronics Corporation ("AECorp.") notified the Company that AECorp. believed the Company's use of the term "ANR READY" constituted the use of a trademark owned by AECorp. The Company has also been informed by representatives of existing and/or potential customers that AECorp. made statements claiming the Company's manufacture and/or sale of certain in-flight entertainment system products may infringe a patent owned by AECorp. On March 25, 1998, the Company received from AECorp.'s intellectual property counsel a letter dated March 24, 1998, announcing and notifying the Company of the issuance of U.S. patent Number 5,732,143 to AECorp. and enclosing a copy of the patent. The subject letter appears to be one of notice and information and did not contain any claim of infringement. Following that date, additional correspondence was exchanged between Company counsel and counsel to AECorp. The Company again was informed by representatives of existing and/or potential customers that AECorp. was continuing to make statements inferring that the Company's manufacture and/or sale of certain in-flight entertainment system products may infringe patents owned by AECorp.

     On October 9, 1998, the Board of Directors of the Company authorized the commencement of litigation against AECorp. On November 17, 1998, the Company and NCT Hearing filed a complaint in the United States District Court, Eastern District of New York against AECorp. requesting that the Court enter judgment in their favor as follows: (i) declare that the two subject AECorp. patents and all claims thereof are invalid and unenforceable and that the Company's products do not infringe any valid claim of the subject AECorp. patents; (ii) declare that the subject AECorp. patents are unenforceable due to their misuse by AECorp.;
(iii) award compensatory damages in an amount of not less than $5,000,000 as determined at trial and punitive damages of $50,000,000 for AECorp.'s tortious interference with prospective contractual advantages of the Company; (iv) enjoin AECorp. from stating in any manner that the Company's products, or the use of the Company's products, infringe on any claims of the subject AECorp. patents; and (v) award such other and further relief as the Court may deem just and proper.

     On or about December 30, 1998, AECorp. filed its Answer and Counterclaims against the Company and NCT Hearing. In its answer, AECorp. generally denies the Company's and NCT Hearing's allegations, asserts certain procedural affirmative defenses and brings counterclaims against the Company and NCT Hearing alleging that the Company has: (i) infringed the two subject AECorp. patents and AECorp.'s "ANR Ready" mark; (ii) violated the Lanham Act through the Company's use of such mark; and (iii) unfairly competed with AECorp. through the use of such mark. On or about January 26, 1999, the Company and NCT Hearing filed a Reply to AECorp.'s counterclaims generally denying AECorp.'s counterclaims, asserting certain affirmative defenses to AECorp.'s counterclaims and requesting that: (i) the counterclaims be dismissed with prejudice; (ii) the Court enter judgment that the term "ANR Ready" is not a valid trademark; (iii) the Court enter judgment that the Company and NCT Hearing have not infringed any trademark right of AECorp.; (iv) the Court enter judgment that the Company and NCT Hearing have not engaged in any form of federal or state statutory or common law unfair competition; (v) the Court enter judgment that AECorp. is precluded from recovery of any claim of right to the term "ANR Ready" by the equitable doctrine of estoppel; (vi) the Court enter judgment that AECorp. is precluded from recovering any damages from the Company and NCT Hearing by the equitable doctrine of laches; (vii) the Court award the Company and NCT Hearing their costs and reasonable attorneys' fees; and (viii) the Court enter judgment granting the relief requested in the Company's and NCT Hearing's complaint as well as such other and further relief as the Court deems just and proper. Discovery in this suit commenced in mid-1999 and is continuing, although a trial date has not been set. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a material effect on quarterly or annual operating results.

     On June 10, 1998, Schwebel Capital Investments, Inc. filed suit against the Company and Michael J. Parrella, President, Chief Executive Officer and a Director of the Company, in the Circuit Court for Anne Arundel County, Maryland. The summons and complaint alleged the Company breached, and Mr. Parrella interfered with, a purported contract entered into "in 1996" between the Company and SCI under which SCI was to be paid commissions by the Company when the Company received capital from investors who purchased debentures or convertible preferred stock of the Company during a period presumably commencing on the date of the alleged contract and allegedly extending at least to May 1, 1998. In this regard, the complaint alleged that SCI by virtue of a purported right of first refusal that the Company did not honor, is entitled to commissions totaling $1,500,000 in connection with the Company's sale of $13,300,000 of preferred stock and a subsidiary of the Company's sale of $4,000,000 of stock convertible into stock of the Company. In the complaint SCI demands judgment against the Company for compensatory damages of $1,673,000, punitive damages of $50,000 and attorneys' fees of $50,000 and demands judgment against Mr. Parrella for compensatory damages of $150,000, punitive damages of $500,000 and attorneys' fees of $50,000 as well as unspecified other appropriate relief. On July 23, 1998, the Company and Mr. Parrella filed a motion to strike the complaint or, in the alternative, to dismiss the tortious interference with contract claim and the punitive damages claim. On or about August 26, 1998 plaintiffs filed an amended complaint and a response to the Company's and Mr. Parrella's motion to strike. On September 15, 1998, the Company and Mr. Parrella filed a motion to strike the amended complaint. On or about September 25, 1998, the Company and Mr. Parrella served the plaintiff with their first request for the production of documents. On November 12, 1998, the Court granted the Company's and
Mr. Parrella's motion to dismiss the tortious interference with contracts claim and the punitive damages claim. On or about November 25, 1998, SCI filed a second amended complaint, which abandoned the punitive damages claim and the claim against Mr. Parrella. Since then, there have been no further developments in this suit. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a material effect on quarterly or annual operating results.

     On June 25, 1998, Mellon Bank FSB filed suit against Alexander Wescott & Co., Inc. and the Company in the United States District Court, Southern District of New York. In the complaint, Mellon demands judgment against AWC and the Company in the amount of $326,000 by reason of its having paid each of AWC and the Company such sum when acting as escrow agent for the Company's private placement of securities with certain institutional investors identified to the Company by AWC. On or about July 27, 1998, AWC filed its Answer, Counterclaim and Cross-claim requesting: (i) dismissal of Mellon's Amended Complaint against AWC; (ii) commissions in the amount of $688,000 to be paid by the Company to AWC; (iii) issuance to AWC of 784,905 shares of the Company's common stock registered for resale under the Securities Act; (iv) a declaration that AWC is entitled to retain the $326,000 sought by Mellon; and (v) delivery of a warrant to purchase 461.13 shares of common stock of NCT Audio. On or about August 20, 1998, the Company filed its reply to AWC's cross-claims. Discovery is currently scheduled to take place in this action. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment would not have a severe material effect on quarterly operating results.

     On December 15, 1998, Balmore Funds S.A. ("Balmore") and Austost Anstalt Schaan ("Austost") filed suit against the Company's majority owned subsidiary, NCT Audio, and the Company in the Supreme Court of the State of New York County of New York. The complaint alleged an action for breach of contract, common law fraud, negligent misrepresentation, deceptive trade practices under Section 349 of the General Business Law of the State of New York, and money had and received, all arising out of NCT Audio's and the Company's alleged unlawful conduct in connection with an agreement entered into with plaintiffs for the sale of shares of common stock of NCT Audio to the plaintiffs in a private placement in December 1997. In this regard, the complaint alleged that: (i) NCT Audio breached an alleged agreement with plaintiffs to register shares of NCT Audio's common stock purchased by plaintiffs or, in the alternative, shares of the Company's common stock exchangeable for such shares of NCT Audio's common stock under certain circumstances and to pay penalties set forth in the alleged agreement; (ii) that NCT Audio made representations that were materially false and misleading through its facsimiles of non-negotiated agreements as substitutions for the alleged contract between the parties; (iii) that NCT Audio and the Company acted negligently and violated duties of full, fair and complete disclosure to the plaintiffs; (iv) that NCT Audio and the Company engaged in deceptive trade practices under Section 349 of the New York General Business Law; and (v) that as a result thereof, NCT Audio and the Company possess money that in equity and good conscience should not to be retained by NCT Audio and the Company. In the complaint the plaintiffs demand judgment against NCT Audio and the Company: (i) for damages in an amount to be determined but not less than $1,819,000; (ii) for punitive damages in the amount of $3,000,000;
(iii) requiring NCT Audio and the Company to register the shares of common stock of NCT Audio held by the plaintiffs; (iv) alternatively, rescission with the return of plaintiffs' $1,000,000 plus interest; (v) for treble damages, reasonable attorney's fees and costs pursuant to Section 349 and 350 of the New York General Business Law; and (vi) such other and further relief as the Court may deem just and proper. On January 14, 1999, NCT Audio and the Company filed removal papers to move the suit to the United States District Court for the

Southern District of New York and on January 22, 1999, NCT Audio and the Company filed with that Court Defendants' Answer, Affirmative Defenses, Counterclaims and Third-Party Complaint. On October 9, 1999, the Company, Balmore and Austost agreed, in principle, on a mutual release and settlement, subject to court approval, whereby all charges, claims and counterclaims which have been individually or jointly asserted against the parties will be dropped. Court approval is pending.

     On September 16, 1999, certain former shareholders and optionees of Advancel filed a Demand for Arbitration against the Company with the American Arbitration Association in San Francisco, California. The primary remedy the claimants seek is recision of the Stock Purchase Agreement, the return of the Advancel stock surrendered in conjunction with the purchase of Advancel by the Company and damages to be determined by arbitration. The Company filed a response and counterclaim on October 13, 1999. After consultation with outside legal counsel, management recognizes that the Company may lose some or all of its claims, encountering significant liability. In the event this Demand for Arbitration does result in a substantial judgment against the Company, said judgment could have a material effect on the Company's quarterly or annual operating results. Outside legal counsel has indicated that it is impossible to estimate a range of potential liability at this early stage with any degree of certainty. The parties have agreed on an arbitrator who has scheduled late May 2000 for an arbitration hearing. Discovery is currently scheduled to take place in the action.

     On September 16, 1999, NCT Audio filed a Demand for Arbitration before the American Arbitration Association in Wilmington, Delaware, against TST and TSA (the "Respondents") alleging, among other things, breach of the asset purchase agreement by which TSA was to sell its assets to NCT Audio, breach of fiduciary duty as a majority shareholder owed to NCT Audio which holds 15% of the outstanding stock of TSA, and breach of obligation of good faith and fair dealing. NCT Audio seeks recision of the purchase agreement and recovery of monies paid to TST for TSA's assets. Concurrently, NCT Audio commenced a preliminary injunction proceeding in the Delaware Court of Chancery, seeking to prevent TST from selling TSA's assets to Onkyo America pending completion of the arbitration proceeding. Such court action was subsequently withdrawn by the Company.

     On December 8, 1999, Respondents filed an answer and counterclaim in connection with the arbitration proceeding. Respondents asserted their counterclaim to recover (i) the monies and stock owned under the extension agreements; (ii) the $1 million differential between the $9 million purchase price paid by Onkyo America for TSA's assets and the $10 million purchase price that NCT Audio had been obligated to pay under the asset purchase agreement;
(iii) expenses associated with extending NCT Audio's time to close the transaction; and (iv) certain legal expenses incurred by Respondents.

     Management believes its position has substantial merit. However, in the event the Demand for Arbitration does result in a substantial judgment against the Company, said judgment could have a material effect on the Company's financial position and quarterly or annual operating results.

     The Company believes there are no other material patent infringement claims, litigation matters or unasserted claims other than the matters discussed above that could have a material adverse effect on the financial position and results of operations of the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS.

     None.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.

     Prior to the January 6, 1999 delisting of the Company's common stock from NASDAQ's National Market System, the Company's common stock was listed on the NASDAQ/NMS under the symbol "NCTI". The Company's common stock currently trades on the NASDAQ OTC Bulletin Board under the symbol "NCTI". High and low last sale information for the Company's common stock for specified quarterly periods is set forth below:

                            1999                       1998
                   ---------------------      ---------------------
                    HIGH            LOW        HIGH            LOW
                    ----            ---        ----            ---
  1st Quarter      $0.440         $0.190      $0.938         $0.875
  2nd Quarter      $0.480         $0.230      $0.719         $0.656
  3rd Quarter      $0.290         $0.172      $0.563         $0.531
  4th Quarter      $0.197         $0.172      $0.344         $0.281

     On March 30, 2000, the last reported sale of the Company's common stock as reported by the NASDAQ OTC Bulletin Board was $1.10. As of March 30, 2000, there were approximately 40,000 holders of record of the Company's common stock.

     The Company has neither declared nor paid any dividends on its shares of common stock since inception. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Board of Directors deems relevant. The Company anticipates that it will retain earnings, if any, in order to finance expansion of its operations, and has no intention of declaring dividends for the foreseeable future.

     See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a description of the Company's sales of unregistered securities during the year ended December 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA.

   The selected consolidated financial data set forth below is derived from the historical financial statements of the Company. The data set forth below is qualified in its entirety by and should be read in conjunction with Item 8 - "Financial Statements and Supplementary Data" and Item 7 -"Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included elsewhere in this document.

                                                           YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                         1995         1996        1997        1998         1999
                                         ----         ----        ----        ----         ----
                                               (IN THOUSANDS OF DOLLARS AND SHARES, EXCEPT
                                                            PER SHARE AMOUNT)
STATEMENTS OF OPERATIONS DATA:
REVENUES
  Product sales, net                    $ 1,589     $  1,379    $  1,720    $  2,097      $   2,208
  Engineering and development
   services                               2,297          547         368         425          1,303
  Technology licensing fees and
   royalties                              6,580        1,238       3,630         802          3,552
                                        -------     --------    --------    --------      ---------
     Total revenues                     $10,466     $  3,164    $  5,718    $  3,324      $   7,063
                                        -------     --------    --------    --------      ---------

COSTS AND EXPENSES:
  Cost of product sales                 $ 1,579     $  1,586    $  2,271    $  2,235      $   2,767
  Cost of engineering and
   development services                   2,340          250         316         275          2,216
  Selling, general and
   administrative                         5,416        4,890       5,217      11,238         11,878
  Research and development                4,776        6,974       6,235       7,220          6,223
  Interest (income) expense, net            (49)          17       1,397(3)     (429)           552
  Equity in net (income) loss of
   unconsolidated Affiliates                (80)          80          --          --             --
  Other (income) expense, net               552          192         130      (3,032)(4)      7,198(5)
                                        -------     --------    --------    --------      ---------
    Total costs and expenses            $14,534     $ 13,989    $ 15,566    $ 17,507      $  30,834
                                        -------     --------    --------    --------      ---------
  Net loss                              $(4,068)    $(10,825)   $ (9,848)   $(14,183)     $ (23,771)
Less:
  Preferred stock dividend
   requirement                               --           --       1,623       3,200         10,567
  Accretion of difference between
   carrying
    Amount and redemption amount of
    Redeemable preferred stock               --           --         285         485            494
                                        -------     --------    --------    --------      ---------
Net (loss) attributable to common
stockholders                            $(4,068)    $(10,825)   $(11,756)   $(17,868)     $ (34,832)
                                        =======     ========    ========    ========      =========
  Weighted average number of common
   Shares outstanding(1) - basic
   and diluted                           87,921      101,191     124,101     143,855        190,384
                                        =======     ========    ========    ========      =========
  Basic and Diluted Net loss per
   share                                $ (0.05)    $  (0.11)   $  (0.09)   $  (0.12)     $   (0.18)
                                        =======     ========    ========    ========      =========

                                                                DECEMBER 31,
                                       ----------------------------------------------------------
                                         1995         1996        1997        1998         1999
                                         ----         ----        ----        ----         ----

BALANCE SHEET DATA:
  Total assets                         $  9,583     $  5,881    $ 17,361   $  15,465    $  13,377

  Total current liabilities               2,699        3,271       2,984       5,937        7,728
  Long-term debt                            105           --          --          --        4,107
  Accumulated deficit                   (72,848)     (83,673)    (93,521)   (107,704)    (131,475)
  Stockholders' equity (deficit)(2)       6,884        2,610      14,377       3,426         (367)
  Working capital (deficiency)            1,734       (1,312)     11,696      (1,187)      (3,281)

----------
(1) Excludes shares issuable upon the exercise of outstanding stock options, warrants and convertible preferred stock, since their effect would be antidilutive.

(2)  The Company has never declared nor paid cash dividends on its common stock.

(3) Includes interest expense of approximately $1.4 million relating to the beneficial conversion feature on convertible debt issued in 1997.

(4) Includes a $3.2 million gain from the exercise of an option received from NXT in connection with the cross license agreement entered into by the Company.

(5) Includes a $2.4 million charge in connection with the Company's write down of its investment in TSA to its estimated net realizable value; a $1.8 million reserve for promissory note and pre-acquisition costs related to PPI; and a $3.1 million charge for the impairment of goodwill.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto included herein.


A.   FORWARD-LOOKING STATEMENTS

     Statements in this Annual Report on Form 10-K which are not historical facts are forward-looking statements which involve risks and uncertainties. The Company's actual results in fiscal 2000 and beyond may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Important factors that could cause actual results to differ materially include but are not limited to the Company's ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of technologies and electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development services to sustain the Company's current level of operation; timely introduce new products; continue its current level of operations to support the fees associated with the Company's patent portfolio; maintain satisfactory relations with its customers; attract and retain key personnel; prevent invalidation, abandonment or expiration of patents owned or licensed by the Company and expand its patent holdings to diminish reliance on core patents; have its products utilized beyond noise attenuation and control; maintain and expand its strategic alliances; and protect Company know-how, inventions and other secret or unprotected intellectual property.


B.   OVERVIEW

     NCT Group, Inc. ("NCT" or the "Company") is a technology developer with an extensive portfolio of proprietary algorithms and a variety of product offerings for consumer, commercial and industrial applications. The Company specializes in the utilization of sound and signal waves to reduce noise, improve signal-to-noise ratio and enhance sound quality. Commercial application of the Company's technologies is comprised of a number of product offerings, including NoiseBuster(R) consumer and communications active noise reduction ("ANR") headsets; ProActive(R) ANR industrial earmuffs and headsets; Gekko(TM) flat speakers; and ClearSpeech(R) microphones, speakers and other products. In addition to products, NCT's algorithms are available for licensing to manufacturers for use in commercial and consumer products.

     During 1999, the Company focused its efforts on the development of DistributedMedia.com, Inc. ("DMC"), a wholly-owned subsidiary of NCT which was formed in November 1998. DMC is a microbroadcasting media company that delivers licensed CD-quality music as well as on-air and billboard advertising to out-of-home commercial and professional venues via a digital network of place-based micrbroadcasting stations, called Sight & Sound(TM). The Sight & Sound(TM) system consists of a central control network that communicates to a digital broadcast station, which plays music selections and advertisements through flat panel speakers. The speaker grilles double as visual billboards. The speakers will be provided by NCT Audio Products, Inc. ("NCT Audio").

     The Company and its business units currently hold 503 patents and related rights worldwide and an extensive portfolio of proprietary algorithms, library of know-how and other unpatented technology. Management believes that its intellectual property portfolio prevents other competitors and potential competitors from participating in certain commercial areas without licenses from the Company. Our intellectual property allows the Company to develop its major product lines which include: NoiseBuster(R) consumer and communications ANR headsets; ProActive(R) ANR industrial earmuffs and headsets; Gekko(TM) flat speakers; and ClearSpeech(R) microphones, speakers and other products.

     The Company has continued to make substantial investments in its technology and intellectual property and has incurred development costs for engineering prototypes, pre-production models and field testing of several products. Management believes that the Company's investment in its technology has resulted in the expansion of the value of its intellectual property portfolio and improvement in the functionality, speed and cost of components and products.

     The Company's operating revenues are comprised of technology licensing fees and royalties, product sales and engineering and development services. Operating revenues in 1999 consisted of approximately 31% in product sales, 19% in engineering and development services and 50% in technology licensing fees and royalties. The Company continues its transition from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties and product sales. Historically, the Company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the Company in the development of its active noise and vibration control technology, and from technology license fees paid by such companies. Management expects that technology licensing fees, royalties and product sales will become the principal source of the Company's revenue as the commercialization of its technology proceeds. As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of the Company's technologies build as anticipated by management, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The generation of cash from these revenue sources, if realized, will reduce the Company's dependence on engineering and development funding.

     The Company continued its practice of marketing its technology through licensing to third parties for fees, generally by obtaining technology license fees when initiating joint ventures and alliances with new strategic partners, and subsequent royalties. The Company has entered into a number of alliances and strategic relationships with established firms for the integration of its technology into products. The speed with which the Company can achieve the commercialization of its technology depends in large part upon the time taken by these firms and their customers for product testing and their assessment of how best to integrate the Company's technology into their products and manufacturing operations. While the Company works with these firms on product testing and integration, it is not always able to influence how quickly this process can be completed.

     On February 9, 1999, NCT Audio and New Transducers Ltd. ("NXT") expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground-based vehicles and aircraft sound systems and increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded licensing rights, NCT Audio received a $0.5 million license fee. Also on February 9, 1999, NCT Audio and NXT amended the Master License Agreement to include a minimum royalty payment of $160,000.

     On March 31, 1999, the Company signed a license agreement with Lernout & Hauspie Speech Products N.V. ("L&H"). The agreement provides the Company with a worldwide, non-exclusive, non-transferable license to selected L&H technology for use in NCT's ClearSpeech(R) products. Further, on April 12, 1999, the Company granted a worldwide, non-exclusive, non-transferable license to L&H. The agreement provides L&H access to NCT's noise and echo cancellation algorithms for use in L&H's technology.

     Presently, the Company is selling products through six of its alliances:
Walker is manufacturing and selling industrial silencers; Siemens is buying and contracting with the Company to install quieting headsets for patient use in Siemens' magnetic resonance imaging machines; Ultra is installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft; OKI is integrating ClearSpeech(R) algorithm into large scale integrated circuits for communications applications; and BE Aerospace and Long Prosper are providing NoiseBuster(R) components for United Airlines' and five other international carriers' comprehensive in-flight entertainment and information systems. Management believes these developments and others previously disclosed help demonstrate the range of commercial potential for the Company's technology and will contribute to the Company's transition from engineering and development to technology licensing fees, royalties and product sales.

     The Company is certified under the International Standards Organization product quality program known as "ISO 9000", and continues to successfully maintain its certification. The availability of high-quality, low-cost electronic components for integration into the Company's products also is critical to the commercialization of the Company's technology. The Company is working with its strategic partners and other suppliers to reduce the size and cost of the Company's systems, so that the Company will be able to offer low-cost electronics and other components suitable for high-volume production.

     Since its inception, the Company has incurred substantial losses from operations which have been recurring and amounted to $131.5 million on a cumulative basis through December 31, 1999. These losses, which include the costs for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales, and (6) engineering and development funds received from strategic partners and customers.

     The Company's internally generated funds in 1999 were not sufficient to cover the operating costs of the Company. The Company was able to continue its operations during 1999 by raising additional capital to fund its operations for 1999 and beyond. In addition, on August 16, 1999, the Company executed a plan to outsource logistics and downsize its audio, hearing and product support groups, thereby reducing its worldwide workforce by approximately 25%. Refer to "Liquidity and Capital Resources" below and to Notes 1 and 11 - "Notes to the Financial Statements." The Company's ability of its revenue sources, especially its technology license fees, royalties and product sales, to generate significant cash for the Company's operations is critical to the Company's long term success. The Company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues.

     In 1999, the Company entered into certain transactions which provided additional funding. These transactions included the issuance of secured convertible notes; the Series E and Series F Convertible Preferred Stock private placements; issuance of shares of common stock, in lieu of the cash owed to suppliers and consultants, to settle certain obligations of the Company; and a private placement of shares of common stock. All of these transactions are described in greater detail below under "Liquidity and Capital Resources" and in
Note 11 in the "Notes to the Financial Statements."

     As of December 31, 1999, cash and cash equivalents amounted to $1.1 million and working capital (deficit) was $(3.3) million. Management believes that currently available funds will not be sufficient to sustain the Company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees and royalties and product sales and engineering development revenue. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain. In the event that technology licensing fees, royalties and product sales, and engineering and development revenue are not realized as planned, then management believes additional working capital financing must be obtained through the private placement of additional equity of the Company in the form of common stock, convertible preferred stock and/or convertible debt. There is no assurance any such financing is or would become available.

     There can be no assurance that sufficient funding will be provided by technology license fees, royalties and product sales and engineering and development revenue. In that event, the Company would have to substantially reduce its level of operations. These reductions could have an adverse effect on the Company's relationships with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1999 about the Company's ability to continue as a going concern. The accompanying consolidated Financial Statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


C.   RESULTS OF OPERATIONS

Year ended December 31, 1999 compared with year ended December 31, 1998.

     Total revenues in 1999 increased by 112% to $7.1 million from $3.3 million in 1998 reflecting increases in each of the Company's revenue sources. Total costs and expenses during the same period increased by 76% or $13.3 million, primarily due to the write down of an investment in an unconsolidated affiliate ($2.4 million), the impairment of goodwill ($3.1 million) and a reserve for promissory notes and pre-acquisition costs ($1.8 million). Further, 1998 other income/expense included a $3.2 million gain from the sale of NXT stock.

     Technology licensing fees and royalties increased by 343% or $2.8 million to $3.6 million from $0.8 million in 1998. The technology licensing fees and royalties for 1999 were primarily due to the $0.2 million technology license fee and $0.9 million prepaid royalty from STMicroelectronics S.A. ("ST"), an $0.8 million license fee from L&H and other technology licensing fees and royalties aggregating $1.7 million. (See Note 3 - "Notes to Financial Statements").

   Product sales increased in 1999 by 5% to $2.2 million from $2.1 million in 1998 reflecting the increased sales of the Gekko(TM) flat speakers, the NoiseBuster(R) product line and the ClearSpeech(R) product line.

     Revenue from engineering and development services increased in 1999 by 207% to $1.3 million from $0.4 million in 1998 primarily due to the contract between Advancel Logic Corporation ("Advancel") and ST. (See Note 3 - "Notes to the Financial Statements".)

     Cost of product sales increased 24% to $2.8 million in 1999 from $2.2 million in 1998 and the product margin deteriorated to (25)% from (7)% in 1998. The negative margin of $0.6 million in 1999 was primarily due to charges of $0.4 million for slow movement of inventory and tooling obsolescence related to the NoiseBuster(R) product lines and NCT Audio's subwoofers, $0.4 million for royalty expense and $0.2 million for the write down of NCT Audio's raw materials. The negative margin of $0.1 million in 1998 was primarily due to reserves for slow moving inventory and charges for tooling obsolescence in the amount of $0.5 million related to the NoiseBuster(R) product lines.

     Cost of engineering and development services increased in 1999 by 706% to $2.2 million primarily due to the contract between Advancel and ST. The gross margin on engineering and development service was a loss of (70%) for 1999 due to the recording of a reserve for estimated expenses to complete the ST project.

     Selling, general and administrative expenses for the year increased by 5% or $0.6 million to $11.8 million from $11.2 million in 1998 which was primarily due to amortization of goodwill and increased legal expenses (please refer to Item 3. "Legal Proceedings").

     Research and development expenditures in 1999 decreased by 14% to $6.2 million from $7.2 million in 1998, primarily due to decreased spending on research and development and the reduction in force in August 1999 (please refer to Item 3. "Legal Proceedings").

     Included in the Company's total expenses were non-cash expenditures for depreciation and amortization of $2.0 million for 1999 and $1.0 million in 1998.

   The Company reduced its investment in an unconsolidated affiliate to 15% of equity and recorded a $2.4 million charge for the write-down of its investment to its estimated net realizable value.

     In 1999, the Company recorded $3.1 million for the impairment of goodwill. The Company also recorded a reserve of $1.8 million for the PPI promissory notes including interest expense and pre-acquisition costs. Interest expense includes $0.3 million for a beneficial conversion feature and non-cash interest charges related to the convertible notes. The 1998 other income consists of the gain the Company realized upon the exercise of a stock option and the subsequent sale of NXT plc ordinary shares. The option had been acquired by the Company in connection with a cross license agreement among the Company, NXT plc and NXT.

     In 1999, interest income decreased to less than $0.1 million from $0.4 million in 1998 principally due to lower cash resources. Interest expense increased to $0.4 million in 1999 from less than $0.1 million in 1998, primarily due to the issuance of convertible notes during 1999.

     The Company has net operating loss carryforwards of $101.2 million and research and development credit carryforwards of $1.7 million for federal income tax purposes at December 31, 1999. No tax benefit for these operating losses has been recorded in the Company's financial statements. The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation.

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

     Cost of product sales decreased 2% to $2.2 million from $2.3 million in 1997 and the product margin increased to (7)% from (32)% in 1997. The negative margin of $0.1 million and $0.6 million in 1998 and 1997, respectively, were primarily due to reserves for slow moving inventory and tooling obsolescence in the amount of $0.5 million and $0.7 million in 1998 and 1997, respectively, related to the aviation and industrial headset product lines.

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

D.   LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $131.5 million on a cumulative basis through December 31, 1999. These losses, which include the costs for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) convertible debt, (4) technology licensing fees,
(5) royalties, (6) product sales, and (7) engineering and development funds received from strategic partners and customers.

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

     As previously noted, on January 6, 1999, NASDAQ notified the Company that the Company's securities were delisted from the NASDAQ National Market effective with the close of business on January 6, 1999. The Company's common stock is now reported on the OTC Bulletin Board. While delisting of the Company's common stock has not had an adverse effect on the Company's operations, it may make it more difficult for the Company to raise additional capital to fund future operations.

     There can be no assurance that funding will be provided by technology licensing fees, royalties, product sales, engineering and development services. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at December 31, 1999 about the Company's ability to continue as a going concern.

     At December 31, 1999, cash and cash equivalents were $1.1 million. Such balance was invested in interest bearing money market accounts. Restricted cash of $0.7 million was attributed to the proceeds from the PRG Note, which is restricted to rental and installation costs of DBSS Systems.

     The Company's working capital decreased to a deficit of $(3.3) million at December 31, 1999, from a deficit of $(1.2) million at December 31, 1998. This $2.1 million decrease was primarily due to the increase in accrued legal fees and to fund operations for the period.

     During 1999, the net cash used in operating activities was $10.6 million, compared to $12.8 million used in operating activities during 1998, a decrease of $2.2 million. The $10.6 million net cash used in operating activities was primarily due to the write down of the estimated net realizable investment in TSA, the reserve recorded on the promissory note due from PPI, an increase in accrued legal expenses and a charge for the impairment of goodwill.

     Net inventory decreased during 1999 by $1.0 million, primarily due to the availability of inventory on hand in the beginning of 1999, resulting in little or no purchases of finished goods during 1999.

     The net cash provided by financing activities was $11.9 million in 1999, primarily due to the $4.0 million convertible notes (see Note 8 - "Notes to the Financial Statements" for further details) and $7.4 million net proceeds from the Series E and the Series F Preferred Stock financings (see Note 11 - "Notes to the Financial Statements" for further details).

     The Company has no lines of credit with banks or other lending institutions and therefore has no unused borrowing capacity.

     Because the Company did not meet its revenue targets for 1999, it was necessary for the Company to enter into certain transactions, which provided additional funding as follows:


     FUNDING FROM THE SERIES E CONVERTIBLE PREFERRED STOCK

     In 1999, the Company received net proceeds of $3.5 million from the Series E Preferred Stock placement. On December 30, 1998, the Company entered into a series of subscription agreements to sell 8,145 shares of Series E Preferred Stock, with a stated value of up to $8.2 million in consideration of $2.1 million, to six accredited investors through one dealer. The sale of the shares occurred in a private placement pursuant to Regulation D of the Securities Act. The Company also issued and sold 1,700 shares of Series E Preferred Stock, an aggregate amount of $1.7 million of Series E Preferred Stock to three accredited investors through the same dealer in exchange for $1.7 million of the Company's Series C Preferred Stock held by the three investors. The Company also issued and sold 735 shares of Series E Preferred Stock, an aggregate amount of $0.7 million of Series E Preferred Stock to four accredited investors, in exchange and consideration for an aggregate 2.1 million shares of the Company's common stock held by the four investors.

     In March 1999, the Company signed a license agreement to exchange 3,600 shares of Series E Preferred Stock for four DMC network affiliate licenses. The Company, in accordance with its revenue recognition policy, realized only $0.9 million on the issuance of such licenses in consideration of receipt of 3,600 shares of Series E Convertible Preferred Stock.

     In April 1999, the Company entered into a subscription agreement to sell 1,874 shares of Series E Preferred Stock, with a stated value of up to $1.9 million in consideration of $1.9 million to four accredited investors through one dealer.

     Each share of Series E Preferred Stock is convertible into common stock of the Company according to the conversion formula described in the subscription agreements. The conversion terms of the placement require the Company to file a registration statement on either (1) a Form S-3 under certain conditions, or
(2) a Form S-1 under other specified conditions. The shares of the Series E Preferred Stock become convertible into common stock of NCT at any time beginning at the earlier of (1) ninety days after the closing date of the placement, (2) five days after the Company receives a "no review" status from the SEC in connection with filing one of the above registration statements, or
(3) the effective date of any registration statement.

     The conversion terms of the Series E Preferred Stock also provide that in no event shall the Company be obligated to issue more than 30,000,000 shares of its common stock in the aggregate in connection with the conversion of the 10,580 shares of Series E Preferred Stock which have been designated. The Company registered an aggregate of 26,648,696 shares of common stock for the conversion and payment of accretion of the Series E. The conversion terms further provide that the Company will be required to make certain payments if it fails to effect a conversion in a timely manner and may have to redeem the excess of the stated value over the amount permitted to be converted into common stock. As of the date hereof, holders of 3,828 shares of Series E Preferred Stock have elected to convert their shares into 26,608,942 shares of common stock of the Company.

     In December 1999, holders of the remaining 5,026 shares of the Company's Series E Preferred Stock and holders of 974 shares of the Company's Series F Preferred Stock, an aggregate stated value of $6.0 million, exchanged such shares for eight DMC network affiliate licenses. No shares of Series E Preferred Stock are presently outstanding.


     SECURED CONVERTIBLE NOTES

     In 1999, the Company received proceeds aggregating $3.0 million from the issuance of secured convertible notes as described herein. Carole Salkind ("Holder"), spouse of a former director and an accredited investor, subscribed and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. A secured convertible note (the "Note") for $1.0 million was signed on January 26, 1999, and proceeds were received on January 28, 1999. The Note is to mature on January 25, 2001 and earn interest at the prime rate as published from time to time in The Wall Street Journal from the issue date until the Note becomes due and payable. The Holder shall have the right at any time on or prior to the day the Note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the Note into fully paid and non-assessable shares of common stock of the Company at the conversion price. The conversion price, as amended by the parties on September 19, 1999, of the notes and any future notes, shall be the lesser of (i) the lowest closing transaction price for the common stock on the securities market on which the common stock is being traded, at any time during September 1999; (ii) the average of the closing bid price for the common stock on the securities market on which the common stock is being traded, for five (5) consecutive trading days prior to the date of conversion; or (iii) the fixed conversion price of $0.17. In no event will the conversion price be less than $0.12 per share. The Holder shall purchase the remaining $3.0 million principal amount of the secured convertible notes on or before June 30, 1999. The Company has agreed to extend such date for the purchase of remaining installments of secured convertible notes to April 15, 2000. On various dates, the Holder has purchased additional installments of the remaining $3.0 million principal amount of the secured convertible notes. As of March 27, 2000, the Company had received proceeds aggregating $4.0 million from the Holder and had issued secured convertible notes with the same terms and conditions of the Note described above.


     THE SERIES F CONVERTIBLE PREFERRED STOCK

     The Company received $1.0 million for the sale of shares of its Series F Convertible Preferred Stock as outlined herein. On August 10, 1999, the Company entered into a subscription agreement (the "Series F Subscription Agreement") to sell an aggregate stated value of up to $12.5 million (12,500 shares) of Series F Preferred Stock, in a private placement pursuant to Regulation D of the Securities Act, to five unrelated accredited investors through one dealer. The Company received $1.0 million for the sale of 8,500 shares of Series F Preferred Stock having an aggregate stated value of $8.5 million. At the Company's election, the investors may invest up to an additional $4.0 million (4,000 shares) in cash or in kind, at a future date. Each share of the Series F Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series F Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock, subject to certain limitations. On September 10, 1999, the Company received subscription agreements from four of the accredited investors in the amount of $4.0 million for four DMC network affiliate licenses. While the investors agreed upon the exchange of 8,500 shares of Series F Preferred Stock having aggregate stated value of $8.5 million, for consideration of $1.0 million, current accounting policy dictates that the additional $4.0 million for the DMC licenses is to be considered as additional consideration for the Series F Preferred Stock.

     Under the terms of the Series F Subscription Agreement, the Company is required to file a registration statement ("the Series F Registration Statement") on Form S-1 on or prior to a date which is no more than forty-five
(45) days from the date that the Company has issued a total of 1,000 shares of Series F Preferred Stock, covering the resale of all of the registrable securities (the "Series F Closing Date"). The shares of Series F Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) forty-five (45) days after the Series F Closing Date; (ii) five
(5) days after the Company receives a "no review" status from the SEC in connection with the Series F Registration Statement; or (iii) the effective date of the Series F Registration Statement. Each share of Series F Preferred Stock is convertible into a number of shares of common stock of the Company pursuant to a predetermined conversion formula.

     The conversion terms of the Series F Preferred Stock also provided that in no event shall the Company be obligated to issue more than 35,000,000 shares of its common stock in the aggregate in connection with the conversion of the 12,500 shares of Series F Preferred Stock. In the interest of investor relations of the Company, the maximum number of conversion shares was increased to 77,000,000 shares of NCT common stock. The pro rata portion of the shares of common stock issuable upon conversion of the 8,500 shares of Series F Preferred Stock issued and outstanding, or 23,800,000 shares of the Company's common stock, were registered together with 1,944,000 shares of common stock which may be issued, under Registration Statement No. 333-87757. The issuance of the additional 1,944,000 shares will enable the Company to pay the 4% per annum accretion on the stated value of the issued and outstanding shares of Series F Preferred Stock. The Company is given the right to pay the accretion in either cash or common stock.

     The Series F Subscription Agreement also provides that the Company will be required to make certain payments in the event of its failure to effect conversion in a timely manner. In connection with the Series F Preferred Stock, the Company may be obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such additional amounts will be treated as obligations of the Company. In December 1999, 974 shares of the Company's Series F Preferred Stock, together with 5,026 shares of the Company's Series E Preferred Stock, were exchanged for eight DMC network affiliate licenses. As of January 10, 2000, 4,016 shares of Series F Preferred Stock have been converted into 36.1 million shares of the Company's common stock. There are 3,510 shares of Series F Preferred Stock outstanding as of the date hereof.

     On January 27, 2000, the Series F Preferred Stock Certificate of Designations was amended to obligate the Company to issue up to seventy-seven million shares of its common stock upon the conversion of the 12,500 designated shares of Series F Preferred Stock, as noted above. Such increase in the number of shares of common stock was made in the interest of investor relations of the Company. This registration statement and prospectus includes 28,560,000 shares of common stock for the conversion of the amended Series F Preferred Stock Certificate of Designations.


     SUPPLIER AND CONSULTANT SHARES

     In 1999, the Company issued 13,154,820 shares of common stock of the Company to settle certain of its obligations to certain suppliers and consultants, of which 12,759,778 shares were registered under Registration Statement No. 333-87757. The issuance of these shares of common stock of the Company represented $2.5 million of obligations for which the Company did not need to use its cash resources.


     PRIVATE PLACEMENT OF COMMON STOCK

     In 1999, the Company issued shares of its common stock for a total purchase price of $500,000 in a private placement pursuant to Regulation D of the Securities Exchange Act of 1933. The Company has certain contingent obligations under a securities purchase agreement, dated as of December 27, 1999 (the "Purchase Agreement"), among the Company, Austost, Balmore and Nesher, Inc. ("Nesher"). Based on an offer as of November 9, 1999, the Company, Austost, Balmore and Nesher entered into the Purchase Agreement whereby the Company, on December 28, 1999, issued a total of 3,846,155 shares (the "SPA Shares") to Austost, Balmore and Nesher for a total purchase price of $500,000. The price of the SPA Shares was $0.13 per share, which was $0.03, or 19%, less than the closing bid price of the Company's common stock as reported by the OTC Bulletin Board on November 8, 1999, and $0.015, or 10%, less than the closing bid price of the Company's common stock as reported by the OTC Bulletin Board on December 27, 1999. This per share price may be subject to decrease upon the application of a reset provision contained in the Purchase Agreement as described below.

     Under the reset provision, on June 26, 2000, and again on September 25, 2000, the Company may be required to issue additional shares to one or more of Austost, Balmore or Nesher if the sum of certain items on those dates is less than 120% of the total purchase price paid by Austost, Balmore and Nesher for the SPA Shares. Those items are: (i) the aggregate market value of the SPA Shares held by Austost, Balmore and Nesher (based on the per share closing bid price on those dates); (ii) the market value of any SPA Shares transferred by Austost, Balmore and Nesher as permitted under the Purchase Agreement (based on the per share closing bid price on the date of transfer); and (iii) any amounts realized by Austost, Balmore and Nesher from sales of any such shares prior to June 26, 2000 or September 25, 2000, as the case may be. The number of additional shares of common stock that the Company would be obligated to issue in such case would be a number of shares having an aggregate market value (based on the per share closing bid price on such date) that, when added to the sum of items (i), (ii) and (iii) set forth above, would equal 120% of the total purchase price paid for the SPA Shares.

     There can be no assurance that additional funding will be provided by technology licensing fees, royalties and product sales and engineering and development revenue or additional capital. In that event, the Company would have to cut back its level of operations substantially in order to conserve cash. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. (See Note 1 - "Notes to Financial Statements".)

     The Company believes that the level of financial resources available to it may be a critical component in the Company's ability to continue as a going concern. The Company may elect to raise additional capital, from time to time, through equity or debt financing in order to capitalize on business opportunities and market conditions.

     The accompanying Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1999 about the Company's ability to continue as a going concern. The accompanying Financial Statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


E.   CAPITAL EXPENDITURES

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

     In March 2000, the Company signed a lease for approximately 18,700 square feet of space in Westport, Connecticut. The lease expires in March 2010 and provides for monthly rental of approximately $28,000 for the first five years and approximately $31,000 per month for the next five years.

     There were no material commitments for capital expenditures as of December 31, 1999, and other than the matter discussed above, no material commitments are anticipated in the near future.


F.   YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to identify the applicable year and is an issue which exists for all companies that rely on computers. The failure to correct any such programs may result in incorrect results when computers perform arithmetic operations, comparisons of data or field sorting and some non-information systems functions that rely on computers making calculations.

     The Company's cost of administering its Year 2000 Compliance Program was minimal (less than $100,000) and did not have a material adverse impact on its business. There has been no indication, to date, that the Year 2000 issue will have a material impact on future earnings. Yet, the Company can make no assurances that our customers and suppliers have in place adequate systems to resolve their own Year 2000 problems. Such potential problems remain a possibility and could have an adverse impact on our future results.



ITEM 8.  FINANCIAL STATEMENTS.

     The Reports of the Independent Auditors Richard A. Eisner & Company, LLP and the financial statements and accompanying notes are attached.

                                                                           PAGE
                                                                           ----
Independent Auditors' Report                                               F-1

Consolidated Balance Sheets as of December 31, 1998 and 1999               F-2

Consolidated Statements of Operations and Consolidated Statements of
 Comprehensive Loss for the years ended December 31, 1997, 1998 and 1999   F-3

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1997, 1998 and 1999                                          F-4

Consolidated Statements of Cash Flows for the years ended December 31,
 1997, 1998 and 1999                                                       F-7

Notes to Financial Statements                                              F-8



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with independent accountants on accounting and financial disclosure matters during the Company's two most recent fiscal years.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of the Company as of March 31, 2000.

       NAME                        AGE                   POSITIONS AND OFFICES
       ----                        ---                   ---------------------

       Jay M. Haft                  64         Chairman of the Board of Directors
       Michael J. Parrella          52         President, Chief Executive Officer and Director
       John J. McCloy II            62         Director
       Samuel A. Oolie              63         Director
       Irene Lebovics               47         Executive Vice President, Marketing
       Cy E. Hammond                45         Senior Vice President, Chief Financial Officer
       Paul Siomkos, P.E.           53         Senior Vice President, Operations
       Michael A. Hayes, Ph.D.      47         Senior Vice President, Chief Technical Officer
       Irving M. Lebovics           49         Senior Vice President, Global Sales
       James A. McManus             60         President and Chief Executive Officer of
                                                DistributedMedia.com, Inc.

     JAY M. HAFT currently serves as Chairman of the Board of Directors of the Company. He served as President of the Company from November 1994 to July 1995. He is also a Director of the Company's subsidiary, NCT Audio, a position which he has held since August 25, 1997. Mr. Haft is a strategic and financial consultant for growth stage companies. He is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund.
Mr. Haft is also a Director of numerous other public and private corporations, including RVSI, Inc. (OTC), DCAP Group, Inc. (OTC), Encore Medical Corporation
(OTC), Viragen, Inc. (OTC), PC Service Source, Inc. (OTC), DUSA Pharmaceuticals, Inc. (OTC), Oryx Technology Corp. (OTC), and Thrift Management, Inc. (OTC). He is currently of counsel to Parker Duryee Rosoff & Haft, in New York. He was previously a senior corporate partner of such firm (1989-1994), and prior to that a founding partner of Wofsey, Certilman, Haft et al (1966-1988). He served as a Commissioner on the Florida Commission for Government Accountability to the People. He serves on the Board of the Miami City Ballet and is a Trustee of Florida International University.

     MICHAEL J. PARRELLA currently serves as President, Chief Executive Officer and Director of the Company. He was elected President and Chief Operating Officer of the Company in February 1988 and served in that capacity until November 1994. From November 1994 to July 1995 Mr. Parrella served as Executive Vice President of the Company. He initially became a Director in 1986 after evaluating the application potential of the Company's noise cancellation technology. At that time, he formed an investment group to acquire control of the Board and to raise new capital to restructure the Company and its research and development efforts. Mr.Parrella serves as Chief Executive Officer and Acting President of NCT Audio, a position to which he was elected on September 4, 1997, and was appointed a Director on August 25, 1998. On January 5, 2000, Mr. Parrella was elected Acting Chief Executive Officer of Advancel. He was also Chairman of the Board of Environmental Research Information, Inc., an environmental consulting firm, from December 1987 to March 1991.

     IRENE LEBOVICS currently serves as Executive Vice President and Secretary, NCT Group, Inc., and President of NCT Hearing, a wholly-owned subsidiary of the Company. On January 5, 2000, Ms. Lebovics was elected Acting Chief Marketing Officer and Secretary of Advancel. She joined the Company as Vice President of NCT and President of NCT Medical Systems (NCTM) in July 1989. In March 1990, NCTM became part of NCT Personal Quieting and Ms. Lebovics served as President. In January 1993, she was appointed Senior Vice President of the Company. In November 1994, Ms. Lebovics became President of NCT Hearing. From August 1, 1995, to May 1, 1996, she also served as Secretary of the Company. Ms. Lebovics has held various positions in product marketing with Bristol-Myers, a consumer products company, and in advertising with McCaffrey and McCall.

     CY E. HAMMOND currently serves as Senior Vice President, Chief Financial Officer of the Company. He joined the Company as Controller in January 1990 and was appointed a Vice President in February 1994. Mr. Hammond also serves as Acting Chief Financial Officer and Treasurer of NCT Audio, a position to which he was elected on September 4, 1997, and Acting Chief Financial Officer, Treasurer and Assistant Secretary for Advancel, a position to which he was elected on January 5, 2000. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations.

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

     MICHAEL A. HAYES, PH.D., currently serves as Senior Vice President, Chief Technical Officer after joining the Company in 1996. On January 5, 2000, he was appointed Acting Chief Technical Officer of Advancel. During 1995 and 1994,
Dr. Hayes served as Deputy Project Director, Research Support for Antarctic Support Associates, with operations in Chile, New Zealand, Australia, and Antarctica. From 1991 to 1994, he served as Deputy Program Manager, Special Payloads, for Martin Marietta Government Services (formerly General Electric Government Services) while directly managing critical spacecraft sub-system and instrument development for Goddard Space Flight Center. Prior to 1991, Dr. Hayes served as a research faculty member at Georgia Institute of Technology, and as a Senior Process Engineer at Texas Instruments.

     JOHN J. MCCLOY II currently serves as a Director of the Company. He served as Chief Executive Officer of the Company from September 1987 to November 1994 and as its Chairman of the Board from September 1986 to November 1994. Additionally, he served as Chief Financial Officer from November 1990 to February 1993 and as its Secretary-Treasurer from October 1986 to September 1987. Mr. McCloy was appointed a Director of the Company's subsidiary, NCT Audio, on November 14, 1997. Since 1981, he has been a private investor concentrating on venture capital and early stage investment projects in a variety of industries. Mr. McCloy is the Chairman of Mondial Ltd. and Unified Waste Services, and is also a director of American University in Cairo and the Sound Shore Fund, Inc.

     SAM OOLIE currently serves as a Director of the Company. Mr. Oolie also serves as a Director of the Company's subsidiary, NCT Audio, a position to which he was appointed on September 4, 1997. He is Chairman of NoFire Technologies, Inc., a manufacturer of high performance fire retardant products, and has held that position since August 1995. He is also Chairman of Oolie Enterprises, an investment company, and has held that position since July 1985. Mr. Oolie currently serves as a director of Avesis, Inc. and Comverse Technology, Inc. He has also served as a director of CFC Associates, a venture capital partnership, from January 1984 to December 1999.

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

     JAMES MCMANUS currently serves as President and Chief Executive Officer of DMC, a position he has held since March 1999. Prior to that and from April, 1998, he served as a consultant to DMC. He started his career as a Certified Public Accountant in California. During the 10 years he spent with the Disney Company in the financial area, the company's activities included the development of Audio-Animatronics, Walt Disney World, Disney Theme Hotels, the City Planning Board for Lake Buena Vista, Florida, and Disney's joint venture with Florida Telephone. Subsequent to Disney, he designed and executed a financial turnaround plan for Great Adventure Park in New Jersey. Later, Mr. McManus ran his own computer consulting firm for several years providing customized computer systems for small and medium size businesses. He was a member of the Radio City Music Hall management team that revitalized New York's famous landmark, first as Chief Financial Officer and then for 10 years as President and CEO. Mr. McManus has always been active in the business community with involvement as Director, New York Council of the Boy Scouts of America; Director, Hugh O'Brian Youth Organization; Director, Association to Help Retarded Children; The Mayor's Summer Youth Jobs Program and many others.

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all such reports. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no reports were required for those persons, the Company believes that, during the period from January 1, 1999 to December 31, 1999, all filing requirements applicable to its officers, directors, and greater than 10% stockholders were complied with.



ITEM 11.  EXECUTIVE COMPENSATION.

     Information required under this item is contained in a definitive proxy statement that the Registrant will file on or before April 29, 2000, and is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

     Information required under this item is contained in a definitive proxy statement that the Registrant will file on or before April 29, 2000, and is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Between 1993 and 1994, the Company entered into five agreements with Quiet Power Systems, Inc. ("QSI"). Environmental Research Information, Inc. ("ERI") owns 33% of QSI, and Jay M. Haft, Chairman of the Board of Directors of the Company, owns another 2% of QSI. Michael J. Parrella, President of the Company, owns 12% of the outstanding capital of ERI and shares investment control over an additional 24% of its outstanding capital. In March 1995, the Company entered into a master agreement with QSI which granted QSI an exclusive worldwide license to market, sell and distribute various quieting products in the utility industry. Subsequently, the Company and QSI executed four letter agreements, primarily revising payment terms. On December 24, 1999, the Company executed a final agreement with QSI in which the Company agreed to write-off $239,000 of indebtedness owed by QSI in exchange for the return by QSI to the Company of its exclusive license to use NCT technology in various quieting products in the utility industry. Such amount, originally due on January 1, 1998, had been fully reserved by the Company.

     On January 26, 1999, Carole Salkind, an accredited investor and spouse of a former director, subscribed and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. A secured convertible note (the "Note") for $1.0 million was signed on January 26, 1999, and the Company received the proceeds on January 28, 1999. The Note matures on January 25, 2001 and earns interest at the prime rate as published from time to time in The Wall Street Journal from the issue date until the Note becomes due and payable. The Holder has the right at any time on or prior to the day the
Note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the Note into fully paid and non-assessable shares of common stock of the Company at the conversion price. The conversion price, as amended by the parties on September 19, 1999, of the Note and any future notes, is the lesser of (i) the lowest closing transaction price for the common stock on the securities market on which the common stock is being traded, at any time during September 1999; (ii) the average of the closing bid price for the common stock on the securities market on which the common stock is being traded for five (5) consecutive trading days prior to the date of conversion; or (iii) the fixed conversion price of $0.17. In no event will the conversion price be less than $0.12 per share. The Holder agreed to purchase the remaining $3.0 million principal amount of the secured convertible notes on or before June 30, 1999. The Company has agreed to extend such date for the purchase of remaining installments of secured convertible notes to April 15, 2000. On various dates, the Holder has purchased additional installments of the remaining $3.0 million principal amount of the secured convertible notes to the Holder. As of March 27, 2000, the Company had received proceeds aggregating $4.0 million from the Holder and had issued secured convertible notes with the same terms and conditions of the Note described above.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
          REPORTS ON FORM 8-K.

(a)  (1)   Financial Statements. The following financial statements are filed as part of this Form 10-K.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1998 and December 31, 1999.

Consolidated Statements of Operations and Consolidated Statements of Comprehensive Loss for the years ended December 31, 1997, 1998 and 1999.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999.

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.

Notes to Financial Statements.

(a)  (2)   Financial Statement Schedules.

Report of Independent Auditors with Respect to Schedule.

Schedule II.  Valuation and Qualifying Accounts.

Other schedules have been omitted as they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)  (3)   Exhibits. The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.


(b) No report on Form 8-K was filed during the last quarter of the year covered by this Annual Report on Form 10-K.

                                 NCT GROUP, INC.
                                INDEX TO EXHIBITS
                                  ITEM 14(a)(3)

      EXHIBIT
      NUMBER                     DESCRIPTION OF EXHIBIT
      -------                     ----------------------
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

        3(g)   By-laws of the Company, incorporated herein by reference to
               Exhibit 3(b) to Amendment No. 1 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1991.

        3(h)   Certificate of Amendment of the Restated Certificate of
               Incorporation of the Company filed in the Office of the Secretary of the State of Delaware on July 29, 1999, incorporated herein by reference to Exhibit 3(h) to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.

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

        4(g)   Warrant Agreement, dated as of January 20, 1988, between the
               Company and American Stock Transfer Company, as Warrant Agent, relating to certain warrants to purchase common stock of the Company at a price of $.40 per share issued to Sam Oolie, Oolie
               Enterprises, John J. McCloy II, and Michael J. Parrella, incorporated herein by reference to Exhibit 4(g) to Amendment
               No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

*       4(h)   Certificate of Designations, Preferences and Rights of Series E
               Convertible Preferred Stock of the Company filed in
               the Office of the Secretary of State of the State of Delaware on
               December 24, 1998.

        4(i)   Certificate of Designations, Preferences and Rights of Series F
               Convertible Preferred Stock of the Company filed in the Office of the Secretary of the State of Delaware on September 8, 1999.

        4(j)   Certificate of Amendment of Certificate of Designations,
               Preferences and Rights of Series F Convertible Preferred Stock of the Company filed in the Office of the Secretary of the State of Delaware on January 27, 2000.

        4(k)   Certificate of Designations, Preferences and Rights of Series G
               Convertible Preferred Stock of the Company filed in the Office of the Secretary of the State of Delaware on March 6, 2000.

        4(l)   Corrected Certificate of Designations, Preferences and Rights of
               Series G Convertible Preferred Stock of the Company filed in the
               Office of the Secretary of the State of Delaware on March 10, 2000.

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

      10(l)(3) Transfer Agreement among Walker Manufacturing Company a division of Tennessee Gas Pipeline Company, Walker Electronic Mufflers,
               Inc., the Company, NCT Muffler, Inc., Chaplin Patents Holding
               Co., Inc. and Walker Noise Cancellation Technologies dated
               November 15, 1995, incorporated herein by reference to Exhibit
               10(l)(3) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.***

      10(l)(4) License Agreement between Chaplin Patents Holding Co., Inc. and
               Walker Electronic Mufflers, Inc. dated November 15, 1995, incorporated herein by reference to Exhibit 10(l)(4) to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995.***

      10(l)(5) License Agreement between the Company and Walker Electronic
               Mufflers, Inc. dated November 15, 1995, incorporated herein by reference to Exhibit 10(l)(5) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.***

      10(l)(6) Support, Research and Development Agreement among Walker
               Electronic Mufflers, Inc., the Company, NCT Muffler, Inc. and
               Chaplin Patents Holding Co., Inc. dated November 15, 1995, incorporated herein by reference to Exhibit 10(l)(6) to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995.***

      10(l)(7) Mutual Limited Release by (i) the Company, NCT Muffler, Inc. and
               Chaplin Patent Holding Co., Inc. and (ii) Tennessee Gas Pipeline
               Company and Walker Electronic Mufflers, Inc. dated November 15,
               1995, incorporated herein by reference to Exhibit 10(l)(7) to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995.***

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

      10(z)    License Agreement dated January 25, 1999, between NCT Group, Inc.
               and DistributedMedia.com, Inc., incorporated by reference to
               Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

      10(aa) Securities Exchange Agreement, dated as of October 9, 1999, among the Company, Austost Anstalt Schaan and Balmore Funds, S.A.
               incorporated by reference to Exhibit 10(a) of the Company's
               Current Report on Form 8-K filed on January 12, 2000.

      10(ab) Registration Rights Agreement, dated as of October 9, 1999, among the Company, Austost Anstalt Schaan and Balmore Funds, S.A.
               incorporated by reference to Exhibit 10(b) of the Company's
               Current Report on Form 8-K filed on January 12, 2000.

      10(ac) Securities Purchase Agreement, dated as of December 27, 1999, among the Company, Austost Anstalt Schaan, Balmore Funds, S.A.
               and Nesher, Inc. incorporated by reference to Exhibit 10(c) of the Company's Current Report on Form 8-K filed on January 12,
               2000.

      10(ad) Registration Rights Agreement, dated as of December 27, 1999, among the Company, Austost Anstalt Schaan, Balmore Funds, S.A..
               Nesher, Inc. and Libra Finance S.A. incorporated by reference to
               Exhibit 10(d) of the Company's Current Report on Form 8-K filed on January 12, 2000.

      10(ae)   Amendment No. 1 to the Securities Exchange Agreement, dated as of
               March 7, 2000, among the Company, Austost Anstalt Schaan and
               Balmore Funds, S.A.

*     21       Subsidiaries

      23(a)    Consent of Richard A. Eisner & Company, LLP

      23(b)    Consent of Peters Elworthy & Moore, Chartered Accountants.

*     27       Financial Data Schedule.

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

*     99(d)    Letter from Peters Elworthy & Moore, Chartered Accountants, to
               Noise Cancellation Technologies, Inc. regarding confirmation that the accounts of the

               Company's U.K. subsidiaries for the year ended December 31, 1998 were audited under auditing standards substantially similar to US General Accepted Auditing Standards.

      99(e) Letter from Peters Elworthy & Moore, Chartered Accountants, to Noise Cancellation Technologies, Inc. regarding confirmation that the accounts of the Company's U.K. subsidiaries for the year ended December 31, 1997 were audited under auditing standards substantially similar to US General Accepted Auditing Standards, incorporated by reference to Exhibit 99(d) to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

      99(f)    Employment Agreement by and between the Company and Paul D.
               Siomkos, dated February 26, 1998, incorporated by reference to
               Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

*     99(g)    Letter from Peters Elworthy & Moore, Chartered
               Accountants, to Noise Cancellation Technologies, Inc. regarding confirmation that the accounts for the year ended December 31,
               1996 were audited under auditing standards substantially similar to US General Accepted Auditing Standards.

      99(h) Term Sheet Litigation Settlement dated as of October 9, 1999, by and among NCT Group, Inc., NCT Audio Products, Inc., Austost
               Anstalt Schaan, Balmore Funds, S.A. and LH Financial.

      99(i)    Term Sheet dated as of March 6, 2000, among NCT Group, Inc.,
               NCT Hearing Products, Inc. and Pro Tech Communications, Inc.

----------

* Filed with the Company's Annual Report on form 10-K for its fiscal year ended December 31, 1998.

**   Pertains to a management contract or compensation plan or arrangement.

*** Confidential treatment requested for portions of this document. Such portions have been omitted from the document and identified by asterisks. Such portions also have been filed separately with the Commission pursuant to the Company's application for confidential treatment.

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders of
NCT Group, Inc.

We have audited the accompanying consolidated balance sheets of NCT Group, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997, 1998 and 1999 financial statements of the Company's two foreign subsidiaries. These subsidiaries accounted for revenues of approximately $67,000, $28,000 and $4,000 for the years ended December 31, 1997, 1998 and 1999, respectively, and assets of approximately $301,000, $218,000 and $164,000 as of December 31, 1997, 1998
and 1999, respectively. These statements were audited by other auditors whose reports have been furnished to us, one of which contained a paragraph on the subsidiary's dependence on NCT Group, Inc. for continued financial support. Our opinion, insofar as it relates to the amounts included for these entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of NCT Group, Inc. and subsidiaries as of December 31, 1998 and 1999 and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

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


/s/ RICHARD A. EISNER & COMPANY, LLP
New York, New York
February 25, 2000

With respect to Note 11
March 7, 2000

                        NCT GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                        1998             1999
                                                                                     ---------        ---------
                                 ASSETS (Note 8)
Current assets:
  Cash and cash equivalents                                                          $     529        $   1,126
  Restricted cash                                                                           --              667
  Accounts receivable, net                                                                 716              237
  Inventories, net of reserves                                                           3,320            2,265
  Other current assets                                                                     185              152
                                                                                     ---------        ---------
    Total current assets                                                             $   4,750        $   4,447
Property and equipment, net                                                                997              449
Goodwill, net                                                                            1,506            3,497
Patent rights and other intangibles, net                                                 2,881            2,296
Other assets                                                                             5,331            2,688
                                                                                     ---------        ---------
                                                                                     $  15,465        $  13,377
                                                                                     =========        =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $   3,226        $   3,647
  Accrued expenses                                                                       1,714            3,189
  Accrued payroll, taxes and related expenses                                              241               64
  Customers' advances                                                                       --               21
  Other liabilities                                                                        756              807
                                                                                     ---------        ---------
    Total current liabilities                                                        $   5,937        $   7,728
                                                                                     ---------        ---------
Convertible notes and accrued interest                                               $      --        $   4,107
                                                                                     ---------        ---------
Commitments and contingencies

Minority interest in consolidated subsidiary
  Preferred stock, $.10 par value, 1,000 shares authorized; 60 and 3 shares issued and outstanding, respectively
   (redemption amount $6,102,110 and $317,162, respectively)                         $   6,102            $ 317
                                                                                     ---------          -------
Common stock subject to resale guarantee                                             $      --          $ 1,592
                                                                                     ---------          -------
Stockholders' equity:
  Preferred stock, $.10 par value, 10,000,000 shares authorized
   Series C issued and outstanding 700 and 0 shares, respectively
   (redemption amount $731,222 and $0, respectively)                                 $     702        $      --
   Series D issued and outstanding 6,000 and 0 shares, respectively
   (redemption amount $6,102,110 and $0, respectively)                                   5,240               --
   Series E issued and outstanding 10,580 and 0 shares, respectively
   (redemption amount $10,582,319 and $0, respectively)                                  3,298               --
   Series F issued and outstanding 0 and 4,715 shares respectively
   (redemption amount $0 and $4,789,407, respectively)                                      --            2,790
Common stock, $.01 par value, authorized: 255,000,000 and 325,000,000 shares,
respectively; issued: 156,337,316 and 268,770,739 shares, respectively                   1,563            2,688
Additional paid-in-capital                                                             107,483          130,865
Accumulated deficit                                                                   (107,704)        (131,475)
Other comprehensive loss:
  Cumulative translation adjustment                                                         45               65
Stock subscriptions receivable                                                          (4,000)          (1,000)
Unearned portion of compensatory stock, warrants and options                              (238)             (55)
Expenses to be paid with common stock                                                       --           (1,282)
Treasury stock (6,078,065 shares of common stock)                                       (2,963)          (2,963)
                                                                                     ---------        ---------
    Total stockholders' equity                                                       $   3,426        $    (367)
                                                                                     ---------        ---------
                                                                                     $  15,465        $  13,377
                                                                                     =========        =========

See notes to Financial Statements.

                        NCT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                           1997             1998            1999
                                                                          --------        --------        --------
REVENUES:
  Technology licensing fees and royalties                                 $  3,630        $    802        $  3,552
  Product sales, net                                                         1,720           2,097           2,208
  Engineering and development services                                         368             425           1,303
                                                                          --------        --------        --------
    Total revenues                                                        $  5,718        $  3,324        $  7,063
                                                                          --------        --------        --------

COSTS AND EXPENSES:
  Costs of product sales                                                  $  2,271        $  2,235        $  2,767
  Costs of engineering and development services                                316             275           2,216
  Selling, general and administrative                                        5,217          11,238          11,801
  Research and development                                                   6,235           7,220           6,223
  Write down of investment in unconsolidated affiliate                          --              --           2,385
  Reserve for promissory notes and pre-acquisition costs                        --              --           1,788
  Impairment of goodwill                                                        --              --           3,125
  Provision for doubtful accounts                                              130             232              77
  Other (income) expense                                                         -          (3,264)           (100)
  Interest expense (includes $1,420 and $204 of discounts on beneficial conversion feature on convertible debt
   in 1997 and 1999)                                                         1,514               9             578
  Interest income                                                             (117)           (438)            (26)
                                                                          --------        --------        --------
    Total costs and expenses                                              $ 15,566        $ 17,507        $ 30,834
                                                                          --------        --------        --------

NET (LOSS)                                                                $ (9,848)      $ (14,183)       $(23,771)

  Preferred stock beneficial conversion feature                              1,623           3,200          10,567
  Accretion of difference between carrying amounts and
   Redemption amount of redeemable preferred stock                             285             485             494
                                                                          --------        --------        --------
NET (LOSS) ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                                                      $(11,756)       $(17,868)       $(34,832)
                                                                          ========        ========        ========
Weighted average number of common shares outstanding                       124,101         143,855         190,384
                                                                          ========        ========        ========
BASIC AND DILUTED NET LOSS PER COMMON SHARE                               $  (0.09)       $  (0.12)       $  (0.18)
                                                                          ========        ========        ========

See notes to Financial Statements.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)

                                                          YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                    1997            1998            1999
                                                   --------       ----------      ---------

NET (LOSS)                                         $ (9,848)      $(14,183)       $(23,771)

Other comprehensive income/(loss)
 Currency translation adjustment                        (23)           (74)             20
                                                   --------       --------        --------
COMPREHENSIVE (LOSS)                               $ (9,871)      $(14,257)       $(23,751)
                                                   ========       ========        ========

See notes to Financial Statements.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands of dollars and shares)

                                                                  SERIES C               SERIES D               SERIES E
                                                                 CONVERTIBLE           CONVERTIBLE             CONVERTIBLE
                                                               PREFERRED STOCK       PREFERRED STOCK         PREFERRED STOCK
                                                             -------------------   --------------------    -------------------
                                                             SHARES      AMOUNT    SHARES        AMOUNT    SHARES      AMOUNT
                                                             ------      -------   ------        ------    ------      -------

Balance at December 31, 1996                                     --      $    --       --        $   --        --      $    --

Sale of common stock                                             --           --       --            --        --           --
Shares issued upon exercise of warrants & options                --           --       --            --        --           --
Sale of Series C preferred stock, less expenses of $1,387        13       11,863       --            --        --           --
Discount on beneficial conversion price to preferred
 shareholders                                                    --       (3,313)      --            --        --           --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                    --        1,908       --            --        --           --
Sale of subsidiary common stock, less expenses of $65            --           --       --            --        --           --
Common stock issued upon conversion of convertible debt
 less expenses of $168                                           --           --       --            --        --           --
Net loss                                                         --           --       --            --        --           --
Currency translation adjustment                                  --           --       --            --        --           --
Restricted shares issued for Directors' compensation             --           --       --            --        --           --
Warrant issued in conjunction with convertible debt              --           --       --            --        --           --
Compensatory stock options and warrants                          --           --       --            --        --           --
                                                             ------      -------   ------        ------    ------       ------
Balance at December 31, 1997                                     13      $10,458       --        $   --        --      $    --
Shares issued in consideration for patent rights                 --           --       --            --        --           --
Return of shares for subscription receivable                     --           --       --            --        --           --
Conversion of Series C preferred stock, less expenses of $53    (12)     (11,726)      --            --         2        1,577
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                    --        1,970       --            --        --           --
Offering of Series A preferred stock in subsidiary               --           --       --            --        --           --
  Discount on beneficial conversion price to preferred
   shareholders                                                  --           --       --            --        --           --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                    --           --       --            --        --           --
Sale of Series D preferred stock, less expenses of $862          --           --        6         5,138        --           --
  Discount on beneficial conversion price to preferred
   shareholders                                                  --           --       --          (673)       --           --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                    --           --       --           775        --           --
Sale of Series E preferred stock                                 --           --       --            --         9        4,735
  Discount on beneficial conversion price to preferred           --           --       --            --        --       (3,179)
   shareholders
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                    --           --       --            --        --          165
Exchange of subsidiary common stock for parent common stock      --           --       --            --        --           --
Payment of stock subscription receivable                         --           --       --            --        --           --
Repurchase of common shares                                      --           --       --            --        --           --
Acquisition of Advancel, less expenses of $24                    --           --       --            --        --           --
Other                                                            --           --       --            --        --           --
Net Loss                                                         --           --       --            --        --           --
Currency translation adjustment                                  --           --       --            --        --           --
Restricted shares issued for compensation                        --           --       --            --        --           --
Compensatory stock options and warrants                          --           --       --            --        --           --
                                                             ------      -------   ------        ------    ------      -------
Balance at December 31, 1998                                      1      $   702        6       $ 5,240        11      $ 3,298

Sale of common stock, less expenses of $17                       --           --       --            --        --           --
  Less common stock subject to resale                            --           --       --            --        --           --
Conversion of Series C preferred stock                           (1)        (730)      --            --        --           --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                    --           28       --            --        --           --
Exchange of Series A preferred stock in subsidiary               --           --       --            --        --           --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                    --           --       --            --        --           --
Conversion of Series D preferred stock                           --           --       (6)       (5,273)       --           --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                    --           --       --            33        --           --
Sale of Series E preferred stock, less expenses of $487          --           --       --            --         2         (487)
  Conversion of Series E preferred stock                         --           --       --            --        (4)      (2,443)
  Exchange of Series E preferred stock for license fees          --           --       --            --        (9)      (3,631)
  Discount on beneficial conversion price to preferred
   shareholders                                                  --           --       --            --        --       (2,666)
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                    --           --       --            --        --        5,929
Sale of Series F preferred stock, less expenses of $104          --           --       --            --        --           --
  Conversion of Series F preferred stock                         --           --       --            --        --           --
  Exchange of Series F preferred stock for license fees          --           --       --            --        --           --
  Discount on beneficial conversion price to preferred
   shareholders                                                  --           --       --            --        --           --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                    --           --       --            --        --           --
Exchange of subsidiary common stock for parent common stock      --           --       --            --        --           --
Shares issued in consideration for patent rights                 --           --       --            --        --           --
Shares issued for settlement obligations/prepayments             --           --       --            --        --           --
  Less common stock subject to resale                            --           --       --            --        --           --
Warrant issued in conjunction with convertible debt              --           --       --            --        --           --
Beneficial conversion feature on convertible note                --           --       --            --        --           --
Net loss                                                         --           --       --            --        --           --
Currency translation adjustment                                  --           --       --            --        --           --
Shares issued upon exercise of warrants & options                --           --       --            --        --           --
Compensatory stock options and warrants                          --           --       --            --        --           --
                                                             ------      -------   ------       -------    ------      -------
Balance at December 31, 1999                                     --      $    --       --       $    --        --      $    --
                                                             ======      =======   ======       =======    ======      =======
See notes to Financial Statements.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands of dollars and shares)

                                                              SERIES F
                                                            CONVERTIBLE
                                                           PREFERRED STOCK          COMMON STOCK          ADDITIONAL
                                                         ------------------         ------------           PAID-IN    ACCUMULATED
                                                         SHARES    AMOUNT        SHARES        AMOUNT      CAPITAL      DEFICIT
                                                         ------   ---------      -------       ------     ---------   -----------

Balance at December 31, 1996                                 --     $    --       111,615      $1,116      $ 85,025     $ (83,673)

Sale of common stock                                         --          --         2,857          29           471            --
Shares issued upon exercise of warrants & options            --          --         1,996          20         1,115            --
Sale of Series C preferred stock, less expenses of $1,387    --          --            --          --            --            --
Discount on beneficial conversion price to preferred
 shareholders                                                --          --            --          --         3,313            --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                --          --            --          --        (1,908)           --
Sale of subsidiary common stock, less expenses of $65        --          --            --          --         3,573            --
Common stock issued upon conversion of convertible debt
 less expenses of $168                                       --          --        16,683         167         4,714            --
Net loss                                                     --          --            --          --            --        (9,848)
Currency translation adjustment                              --          --            --          --            --            --
Restricted shares issued for Directors' compensation         --          --            10          --             2            --
Warrant issued in conjunction with convertible debt          --          --            --          --            34            --
Compensatory stock options and warrants                      --          --            --          --            40            --
                                                            ---     -------       -------      ------      --------     ---------
Balance at December 31, 1997                                 --     $    --       133,161      $1,332      $ 96,379     $ (93,521)

Shares issued in consideration for patent rights             --          --         1,250          12           494            --
Return of shares for subscription receivable                 --          --            --          --            --            --
Conversion of Series C preferred stock, less expenses        --          --        20,665         207         9,889            --
 of $53
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                --          --            --          --        (1,970)           --
Offering of Series A preferred stock in subsidiary           --          --            --          --          (862)           --
  Discount on beneficial conversion price to preferred
   shareholders                                              --          --            --          --           673            --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                --          --            --          --          (775)           --
Sale of Series D preferred stock, less expenses of $862      --          --            --          --            --            --
  Discount on beneficial conversion price to preferred
   shareholders                                              --          --            --          --           673            --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                --          --            --          --          (775)           --
Sale of Series E preferred stock                             --          --            --          --            --            --
  Discount on beneficial conversion price to preferred
   shareholders                                              --          --            --          --         3,179            --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                --          --            --          --          (165)           --
Exchange of subsidiary common stock for parent common
 stock                                                       --          --         1,135          11           545            --
Payment of stock subscription receivable                     --          --            --          --            --            --
Repurchase of common shares                                  --          --            --          --            --            --
Acquisition of Advancel, less expenses of $24                --          --            --          --          (151)           --
Other                                                        --          --             1          --           (48)           --
Net Loss                                                     --          --            --          --            --       (14,183)
Currency translation adjustment                              --          --            --          --            --            --
Restricted shares issued for compensation                    --          --           125           1            96            --
Compensatory stock options and warrants                      --          --            --          --           301            --
                                                            ---     -------       -------      ------      --------     ---------
Balance at December 31, 1998                                 --     $    --       156,337      $1,563      $107,483     $(107,704)

Sale of common stock, less expenses of $17                   --          --         4,135          41           442            --
  Less common stock subject to resale                        --          --            --          --          (600)           --
Conversion of Series C preferred stock                       --          --         1,512          15           715            --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                --          --            --          --           (28)           --
 Exchange of Series A preferred stock in subsidiary          --          --        11,700         117         9,189            --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                --          --            --          --           (68)           --
  Conversion of Series D preferred stock                     --          --        12,274         123         5,150            --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                --          --            --          --           (33)           --
  Sale of Series E preferred stock, less expenses of $487    --          --            --          --            --            --
  Conversion of Series E preferred stock                     --          --        26,609         266         2,177            --
  Exchange of Series E preferred stock for license fees      --          --            --          --         2,781            --
   Discount on beneficial conversion price to preferred
    shareholders                                             --          --            --          --         2,666            --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                --          --            --          --       (5,929)            --
   Sale of Series F preferred stock, less expenses of $104    9       4,896            --          --            --            --
   Conversion of Series F preferred stock                    (3)     (1,652)       25,306         253         1,399            --
   Exchange of Series F preferred stock for license fees     (1)       (574)           --          --           574            --
  Discount on beneficial conversion price to preferred
   shareholders                                              --      (4,884)           --          --         4,884            --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                --       5,004            --          --        (5,004)           --
  Exchange of subsidiary common stock for parent common      --          --        17,738         178         2,454            --
   stock Shares issued in consideration for patent rights    --          --            --          --            88            --
Shares issued for settlement obligations/prepayments         --          --        13,155         132         2,371            --
  Less common stock subject to resale                        --          --            --          --          (537)           --
Warrant issued in conjunction with convertible debt          --          --            --          --           446            --
Beneficial conversion feature on convertible note            --          --            --          --           204            --
Net loss                                                     --          --            --          --            --       (23,771)
Currency translation adjustment                              --          --            --          --            --            --
Shares issued upon exercise of warrants & options            --          --             5          --            --            --
Compensatory stock options and warrants                      --          --            --          --            41            --
                                                            ---     -------       -------      ------      --------     ---------
Balance at December 31, 1999                                  5     $ 2,790       268,771      $2,688      $130,865     $(131,475)
                                                            ===     =======       =======      ======      ========     =========
See notes to Financial Statements.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands of dollars and shares)

                                                                                     UNEARNED
                                                                                    PORTION OF  EXPENSES
                                                                         STOCK       COMPEN-   TO BE PAID
                                                          CUMULATIVE   SUBSCRIP-     SATORY       WITH      TREASURY STOCK
                                                          TRANSLATION    TION        OPTION/    COMMON     ---------------
                                                          ADJUSTMENT   RECEIVABLE    WARRANT     STOCK     SHARES  AMOUNT   TOTAL
                                                          -----------  ----------   ---------- ----------  ------  ------  -------
Balance at December 31, 1996                                  $142      $    --      $  --     $    --       --    $   --  $  2,610

Sale of common stock                                            --           --         --          --       --        --       500
Shares issued upon exercise of warrants & options               --          (64)        --          --       --        --     1,071
Sale of Series C preferred stock, less expenses
 of $1,387                                                      --           --         --          --       --              11,863
Discount on beneficial conversion price to preferred
 shareholders                                                   --           --         --          --       --        --        --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                   --           --         --          --       --        --        --
Sale of subsidiary common stock, less expenses of $65           --         (326)        --          --       --        --     3,247
Common stock issued upon conversion of convertible debt
  less expenses of $168                                         --           --         --          --       --        --     4,881
Net loss                                                        --           --         --          --       --        --    (9,848)
Currency translation adjustment                                (23)          --         --          --       --        --       (23)
Restricted shares issued for Directors' compensation            --           --         --          --       --        --         2
Warrant issued in conjunction with convertible debt             --           --         --          --       --        --        34
Compensatory stock options and warrants                         --           --         --          --       --        --        40
                                                              ----      -------      -----     -------    -----   -------  --------
Balance at December 31, 1997                                  $119      $  (390)     $  --     $    --       --        --  $ 14,377

Shares issued in consideration for patent rights                --           --         --          --       --        --       506
Return of shares for subscription receivable                    --           64         --          --      158       (64)       --
Conversion of Series C preferred stock, less expenses
 of $53                                                         --           --         --          --       --        --       (53)
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                   --           --         --          --       --        --        --
Offering of Series A preferred stock in subsidiary              --           --         --          --       --        --      (862)
  Discount on beneficial conversion price to preferred
   shareholders                                                 --           --         --          --       --        --       673
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                   --           --         --          --       --        --      (775)
Sale of Series D preferred stock, less expenses of $862         --           --         --          --       --        --     5,138
  Discount on beneficial conversion price to preferred
   shareholders                                                 --           --         --          --       --        --        --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                   --           --         --          --       --        --        --
Sale of Series E preferred stock                                --       (4,000)        --          --    2,100      (735)       --
  Discount on beneficial conversion price to preferred
   shareholders                                                 --           --         --          --       --        --        --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                   --           --         --          --       --        --        --
Exchange of subsidiary common stock for parent common
 stock                                                          --           --         --          --       --        --       556
Payment of stock subscription receivable                        --          326         --          --       --        --       326
Repurchase of common shares                                     --           --         --          --    5,607    (3,292)   (3,292)
Acquisition of Advancel, less expenses of $24                   --           --        (94)         --   (1,787)    1,128       883
Other                                                           --           --         --          --       --        --       (48)
Net Loss                                                        --           --         --          --       --        --   (14,183)
Currency translation adjustment                                (74)          --         --          --       --        --       (74)
Restricted shares issued for compensation                       --           --         --          --       --        --        97
Compensatory stock options and warrants                         --           --       (144)         --       --        --       157
                                                              ----      -------      -----     -------    -----   -------  --------
Balance at December 31, 1998                                  $ 45      $(4,000)     $(238)    $    --    6,078   $(2,963)  $ 3,426

Sale of common stock, less expenses of $17                      --           --         --          --       --        --       483
 Less common stock subject to resale                            --           --         --          --       --        --      (600)
Conversion of Series C preferred stock                          --           --         --          --       --        --        --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                   --           --         --          --       --        --
Exchange of Series A preferred stock in subsidiary              --           --         --          --       --        --     9,306
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                   --           --         --          --       --        --       (68)
Conversion of Series D preferred stock                          --           --         --          --       --        --        --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                   --           --         --          --       --        --        --
Sale of Series E preferred stock, less expenses of $487         --        4,000         --          --       --        --     3,513
  Conversion of Series E preferred stock                        --           --         --          --       --        --        --
   Exchange of Series E preferred stock for license
    fees                                                        --           --         --          --       --        --      (850)
  Discount on beneficial conversion price to preferred
   shareholders                                                 --           --         --          --       --        --        --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                   --           --         --          --       --        --        --
Sale of Series F preferred stock, less expenses of $104         --       (1,000)        --          --       --        --     3,896
  Conversion of Series F preferred stock                        --           --         --          --       --        --        --
  Exchange of Series F preferred stock for license fees         --           --         --          --       --        --        --
  Discount on beneficial conversion price to preferred
   shareholders                                                 --           --         --          --       --        --        --
  Accretion and amortization of discount on beneficial
   conversion price to preferred shareholders                   --           --         --          --       --        --        --
Exchange of subsidiary common stock for parent common
 stock                                                          --           --         --          --       --        --     2,632
Shares issued in consideration for patent rights                --           --         --          --       --        --        88
Shares issued for settlement obligations/prepayments            --           --         --      (2,503)      --        --        --
  Less common stock subject to resale                           --           --         --       1,221       --        --       684
Warrant issued in conjunction with convertible debt             --           --         --          --       --        --       446
Beneficial conversion feature on convertible note               --           --         --          --       --        --       204
Net loss                                                        --           --         --          --       --             (23,771)
Currency translation adjustment                                 20           --         --          --       --        --        20
Shares issued upon exercise of warrants & options               --           --         --          --       --        --        --
Compensatory stock options and warrants                         --           --        183          --       --        --       224
                                                              ----      -------      -----     -------    -----   -------  --------
Balance at December 31, 1999                                  $ 65      $(1,000)     $ (55)    $(1,282)   6,078   $(2,963) $   (367)
                                                              ====      =======      =====     =======    =====   =======  ========
See notes to Financial Statements.

                        NCT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                  1997              1998             1999
                                                                                 -------          --------         --------
Cash flows from operating activities
  Net loss                                                                       $(9,848)         $(14,183)        $(23,771)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    899             1,030            1,970
    Common stock options and warrants issued as consideration for:
      Compensation                                                                    42               301              224
      Interest on debentures                                                          51                --               --
      Convertible debt                                                                34                --               --
      Operating expenses                                                              --                --              401
    Costs incurred related to convertible debt                                       211                --              102
    Write down of investment in unconsolidated affiliate                              --                --            2,385
    Discount on beneficial conversion feature on convertible debt                  1,420                --              204
    Provision for tooling costs and write off                                        515               151              180
    Provision for inventory                                                           --                --              199
    Provision for doubtful accounts                                                  130               232               77
    Impairment of goodwill                                                            --                --            3,125
    Reserve for promissory note and pre-acquisition costs                             --                --            1,788
    Preferred stock received for license fee                                          --                --             (850)
    (Gain) loss on disposition of fixed assets                                        (4)               34               --
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                    (127)             (193)             209
      (Increase) decrease in license fees receivable                                 (50)                8              192
      (Increase) decrease in inventories, net of reserves                           (433)           (1,986)             858
      (Increase) in other assets                                                     (12)              (12)          (1,168)
      Increase in accounts payable and accrued expenses                              135             1,816            2,851
      Increase (decrease) in other liabilities                                      (414)               48              427
                                                                                 -------          --------         --------
    Net cash used in operating activities                                        $(7,451)         $(12,754)        $(10,597)
                                                                                 -------          --------         --------
Cash flows from investing activities:

  Capital expenditures                                                           $  (244)         $   (548)        $    (51)
  Increase in restricted cash                                                         --                --             (667)
  Acquisition of patent rights                                                        --              (822)              --
  Acquisition of Advancel (net of $100 cash acquired)                                 --                40               --
  Acquisition and advances, including $135 of costs                                   --            (5,134)              --
  Sale of capital equipment                                                           67                46               --
                                                                                 -------          --------         --------
    Net cash used in investing activities                                        $  (177)         $ (6,418)        $   (718)
                                                                                 -------          --------         --------

Cash flows from financing activities:
  Proceeds from:
     Convertible notes (net)                                                     $ 3,199          $     --         $  4,000
     Sale of common stock (net)                                                      500               (51)             483
     Sale of Series C preferred stock (net)                                       11,863               (53)              --
     Sale of Series D preferred stock (net)                                           --             5,138               --
     Sale of Series E preferred stock (net)                                           --                --            3,513
     Sale of Series F preferred stock (net)                                           --                --            3,896
     Sale of subsidiary Series A preferred stock (net)                                --             5,138               --
     Sale of subsidiary common stock (net)                                         3,247               (21)              --
     Exercise of stock purchase warrants and options                               1,071                --               --
     Collections on subscriptions receivable                                          --               326               --
     Purchase of treasury stock                                                       --            (3,292)              --
                                                                                 -------          --------         --------
     Net cash provided by financing activities                                   $19,880          $  7,185         $ 11,892
                                                                                 -------          --------         --------


Effect of exchange rate changes on cash                                          $   (16)         $    (88)        $     20

Net increase (decrease) in cash and cash equivalents                             $12,236          $(12,075)        $    597
Cash and cash equivalents - beginning of period                                      368            12,604              529
                                                                                 -------        ----------         --------
Cash and cash equivalents - end of period                                        $12,604          $    529         $  1,126
                                                                                 =======        ==========         ========

Cash paid for interest                                                           $     8          $      9         $      4
                                                                                 =======        ==========         ========

See Note 9 for issuance of common stock for patents and acquisitions.
See Note 12 with respect to issuance of securities for compensation.
See notes to Financial Statements.

                        NCT GROUP, INC. AND SUBSIDIARIES
                       NOTES TO THE FINANCIAL STATEMENTS

1.   BACKGROUND:

     NCT Group, Inc. ("NCT" or the "Company") designs, develops, licenses, produces and distributes technologies and products based upon its extensive portfolio of proprietary algorithms. The Company specializes in the utilization of sound and signal waves to electronically reduce or eliminate noise and vibration, improve signal-to-noise ratio and enhance sound quality. The Company develops its technologies for integration into a wide range of products for applications serving major markets in the transportation, manufacturing, commercial, consumer products and communications industries. The Company designs some of its applications so that other firms can integrate them with their own inventions and technologies to develop such technology into commercial applications, to integrate the applications into existing products and to distribute such technologies and products into various industrial, commercial and consumer markets. The Company also markets its technologies through licensing to third parties for fees and royalties. Commercial application of the Company's technologies is comprised of a number of product lines, including NoiseBuster(R) communications headsets and NoiseBuster Extreme!(TM) consumer headsets; Gekko(TM) flat speakers; flat panel transducers ("FPT"); ClearSpeech(R) microphones, speakers and other products; adaptive speech filters; the ProActive(R) line of industrial/commercial active noise reduction headsets; an aviation headset for pilots; an industrial muffler or "silencer" for use with large vacuums and blowers; quieting headsets for patient use in magnetic resonance imaging machines; and an aircraft cabin quieting system.

     The Company has incurred substantial losses from operations since its inception, which have amounted to $131.5 million on a cumulative basis through December 31, 1999. These losses, which include the costs for development of products for commercial use, have been funded primarily from the sale of preferred stock and common stock, including the exercise of warrants or options to purchase common stock, and by technology licensing fees and royalties and engineering and development funds received from joint venture and other strategic partners.

     Cash and cash equivalents amounted to $1.1 million at December 31, 1999. In addition, the Company had $3.3 million negative working capital at December 31, 1999. Management believes that currently available funds will not be sufficient to sustain the Company at present levels for the next 12 months. The Company's ability to continue as a going concern is dependent on funding from several sources, including available cash, cash from the exercise of warrants and options, and cash inflows generated from the Company's revenue sources: technology licensing fees and royalties, product sales, and engineering and development services. The level of realization of funding from the Company's revenue sources is presently uncertain. In the event that anticipated technology licensing fees and royalties, product sales, and engineering and development services do not generate sufficient cash, management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

     In the event that funding from internal sources is insufficient, the Company would have to substantially cut back its level of spending which could substantially curtail the Company's operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists about the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of financing from other sources to fund any cash deficiencies. See Note 11 with respect to recent financing.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 1999 about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries after elimination of all material inter-company transactions and accounts. Investments in affiliates in which the Company maintains significant influence, but not control, (20% to 50% ownership) are accounted for by the equity method. All other investments in affiliates are carried at cost.


REVENUE RECOGNITION:

    Revenue is recognized when earned. Revenue from product sales is recognized when the product is shipped. Revenue from engineering and development services is generally recognized and billed as the services are performed. However, for certain engineering and development services contracts, revenue is recognized using the percentage of completion method after 10% of the total estimated costs have been incurred. Under the percentage of completion method, revenues and gross profit are recognized as work is performed based on the relationship of actual costs incurred to total estimated costs at completion. Estimated losses are recorded when identified. Revenues recognized under the percentage of completion method amounted to $0, $0.1 million and $1.3 million for the years ended December 31, 1997, 1998 and 1999, respectively.

     For technology licensing fees paid by joint venturers, co-venturers, strategic partners or other licensees which are nonrefundable, revenue is recognized upon execution of the license agreement unless it is subject to completion of any performance criteria specified within the agreement, in which case it is deferred until such performance criteria is met. Royalties are frequently required pursuant to license agreements or may be the subject of separately executed royalty agreements. Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements.


ADVERTISING:

     Advertising costs are expensed as incurred. Advertising expense for years ended December 31, 1997, 1998 and 1999 was $0.5 million, $1.7 million and $1.2 million, respectively.


CASH AND CASH EQUIVALENTS:

     Cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. Restricted cash consists of the balance of an escrow account established in conjunction with the issuance of a convertible promissory note (see Note 8).


INVENTORIES:

     Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis. The Company assesses the realizability of inventories by periodically conducting a complete physical inventory and reviewing the movement of inventory on an item-by-item basis to determine the value of items which are slow moving and obsolete. The potential for near-term product engineering changes and/or technological obsolescence and current realizability are considered in determining the adequacy of inventory reserves. At
December 31, 1998 and 1999, the Company's inventory reserves were $0.5 million.


PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives or the related lease term.


GOODWILL, PATENT RIGHTS AND OTHER INTANGIBLE ASSETS:

     The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill. Goodwill is also recorded by the Company on the acquisition of minority interests of a subsidiary of the Company for shares of the Company's common stock. Goodwill is amortized on a straight-line basis over five years. Goodwill amortization expense was $0, less than $0.1 million and $1.0 million for 1997, 1998 and 1999, respectively. Accumulated goodwill amortization was less than $0.1 million and $4.2 million at December 31, 1998 and 1999, respectively.

     Patent rights and other intangible assets are stated at cost and are amortized on a straight-line basis over the remaining useful lives, ranging from one to fifteen years. Amortization expense was $0.3 million, $0.5 million and $0.6 million for 1997, 1998 and 1999, respectively. Accumulated amortization was $2.3 million and $2.9 million at December 31, 1998 and 1999, respectively.

     The Company examines the carrying value of goodwill, patent rights and other intangible assets to determine whether there are any impairment losses. If indicators of impairment were present in intangible assets used in operations, and future undiscounted cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

    The Company recognized an impairment loss from goodwill of $3.1 million in 1999. No other events have been identified that would indicate an impairment of the value of material intangible assets recorded in the accompanying consolidated financial statements.


FOREIGN CURRENCY TRANSLATION:

     The currency effects of translating the financial statements of the Company's foreign entities that operate in local currency environments, notably the United Kingdom operations, are included in the "cumulative translation adjustment" component of stockholders' equity. The currency transaction gains and losses are included in the consolidated statements of operations and were not material for any periods presented.


LOSS PER COMMON SHARE:

     The Company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Generally, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive (see Notes 11 and 12). However, when preferred stock will be convertible to common stock at a conversion rate that is at a discount from the common stock market price at the time of issuance, the discounted amount is an assured incremental yield, the "beneficial conversion feature," to the preferred shareholders and is accounted for as an embedded dividend to preferred shareholders. The Company has reflected such beneficial conversion feature as a preferred stock dividend and as an adjustment to the net loss attributable to common stockholders.


CONCENTRATIONS OF CREDIT RISK:

     The Company's financial instruments that are exposed to concentrations of credit risk consist of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents in two banks. The total cash balances are insured by the F.D.I.C. up to $100,000 per bank. Deposits in excess of federally insured limits were $1.6 million at December 31, 1999. The Company's trade accounts receivable result primarily from sales of products and services to original equipment manufacturers ("OEMs"), distributors and end users in various industries worldwide. During 1999, two customers each had 10% or greater of the total revenue recognized, an aggregate of 42% of the 1999 total revenue. These same two customers accounted for approximately 10% of accounts receivable before allowances at December 31, 1999. The Company does not require collateral or other security to support customer receivables.

     The Company regularly assesses the realizability of its accounts receivable and performs a detailed analysis of its aged accounts receivable. When quantifying the realizability of accounts receivable, the Company takes into consideration the value of past due receivables and the collectibility of such receivables based on credit worthiness.


USE OF ESTIMATES:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


STOCK-BASED COMPENSATION:

     The Company reports stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The provisions of SFAS No. 123 allow the Company to either expense the estimated fair value of stock options and warrants or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options or warrants been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee options and warrants. (See Note 12.)


COMPREHENSIVE LOSS:

     The Company reports comprehensive loss in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The provisions for SFAS No. 130 require the Company to report the changes in stockholders' equity from all sources during the period other than those resulting from investments by and distributions to shareholders. Accordingly, the consolidated statements of comprehensive loss are presented, while accumulated other comprehensive loss is included on the balance sheet as a component of stockholders' equity. Due to availability of net operating losses, there is no tax effect associated with any component of other comprehensive loss. Comprehensive loss includes gains and losses on foreign currency translation adjustments.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION:

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires the Company to disclose the following information for each reporting segment: general information about factors used to identify reportable segments; the basis of organization, and the sources of revenues; information about reported profit or loss and segment assets; and reconciliations of certain reported segment information to consolidated amounts. (See Note 17.)


3.   JOINT VENTURES AND OTHER STRATEGIC ALLIANCES:

     The Company and certain of its majority-owned subsidiaries have entered into agreements to establish joint ventures and other strategic alliances related to the design, development, manufacture, marketing and distribution of its technologies and products containing such technologies. These agreements generally provide that the Company license technology and contribute a nominal amount of initial capital and that the other parties provide substantially all of the funding to support the venture or alliance. This support funding often includes amounts paid or services rendered for engineering and development. In exchange for this funding, the other parties generally receive a preference in the distribution of cash and/or profits from the joint ventures or royalties from these alliances until such time that the support funding (plus an "interest" factor in some instances) is recovered. At December 31, 1999, there were no preferred distributions due to joint venture partners from future profits of the joint ventures.

     When the Company's share of cumulative losses equals its investment and the Company has no obligation or intention to fund such additional losses, the Company suspends the equity method of accounting. The Company will not resume the equity method of accounting until its share of future profits is sufficient to recover any cumulative losses that have not previously been recorded. At December 31, 1999, the aggregate amount of the Company's share of losses in these joint ventures in excess of the Company's investments which has not been recorded was zero.

     Certain of the joint ventures become suppliers to the Company and to other of the joint ventures and transfer products to the related entities based upon pricing formulas established in the agreements. Such formulas are generally based upon fully burdened cost, as defined in the agreements.

     Technology licensing fees and engineering and development services paid by joint ventures to the Company are recorded as revenue when there is no recourse to the Company for these amounts or any commitment by the Company to fund the obligations of the venture. Total revenues recorded by the Company relating to the joint ventures and alliances, or their principals, for technology licensing fees and royalties, engineering and development services and product sales were as follows (in thousands):


                                                                        YEARS ENDED DECEMBER 31,
                                                                      ----------------------------
JOINT VENTURE/ALLIANCE                                                 1997       1998       1999
----------------------                                                ------      ----      ------
Walker Noise Cancellation Technologies                                $   61      $ --      $   --
Ultra Electronics, Ltd.                                                   --        68          40
Siemens Medical Systems, Inc.                                            172       102          14
AB Electrolux                                                             34        --          --
Oki Electric Industry Co., Ltd.                                           --         8          80
VLSI Technology, Inc.                                                     --       285          --
STMicroelectronics S.A. &
  STMicroelectronics S.r.l                                                --       246       2,156
Lernout & Hauspie Speech Products N.V.                                                         800
New Transducers Ltd.                                                   3,000        --         500
                                                                      ------      ----      ------
    Total                                                             $3,267      $709      $3,590
                                                                      ======      ====      ======


     Outlined below is a summary of the nature and terms of selected joint ventures and other strategic alliances:

     Ultra Electronics Ltd. ("Ultra") (formerly Dowty Maritime Limited) and the Company entered into a teaming agreement in May 1993 to collaborate on the design, manufacture and installation of products to reduce noise in the cabins of various types of aircraft. In accordance with the agreement, the Company provided informational and technical assistance relating to the aircraft quieting system and Ultra reimbursed the Company for expenses incurred in connection with such assistance. Ultra was responsible for the marketing and sales of the products. The Company was to supply Ultra with electronic components required for the aircraft quieting system, at a defined cost, to be paid by Ultra. In March 1995, the Company and Ultra amended the teaming agreement and concluded a licensing and royalty agreement for $2.6 million and a future royalty of 1.5% of sales commencing in 1998. Such $2.6 million technology license fee was recognized as revenue in 1995. Under the agreement, Ultra also acquired the Company's active aircraft quieting business based in Cambridge, England, leased a portion of the Cambridge facility and employed certain of the Company's employees. The Company recognized $68,000 and $40,000 in royalty revenue in 1998 and 1999, respectively.

     New Transducers Ltd. ("NXT"), a wholly-owned subsidiary of NXT plc (formerly, Verity Group plc) and the Company executed a cross licensing agreement (the "Cross License") on March 28, 1997. Under the terms of the Cross License, the Company licensed patents and patents pending which relate to FPTTM technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to the Company. In consideration of the license, during the first quarter 1997, NCT recorded a $3.0 million license fee receivable from NXT and royalties on future licensing and product revenue. The Company also executed a security deed (the "Security Deed") in favor of NXT granting NXT a conditional assignment in the patents and patents pending licensed to NXT under the Cross License in the event a default in a certain payment to be made by the Company under the Cross License continued beyond fifteen days. Concurrently with the Cross License, the Company and NXT plc executed agreements granting each an option for a four year period commencing on March 28, 1998, to acquire a specified number of shares of common stock of the other, subject to certain conditions and restrictions. With respect to the Company's option to NXT plc (the "NXT plc Option"), 3.8 million shares of common stock (approximately 3.4% of the then issued and outstanding common stock) of the Company were covered by such option and the Company executed a registration rights agreement (the "Registration Rights Agreement") covering such shares. Five million ordinary shares (approximately 2.0% of the then issued and outstanding ordinary shares) of NXT plc were covered by the option granted by NXT plc to the Company. The exercise price under each option was the fair value of a share of the applicable stock on March 28, 1997, the date of grant. On April 15, 1997, NXT plc, NXT and the Company executed several agreements and other documents (the "New Agreements") terminating the Cross License, the Security Deed, the NXT plc Option and the Registration Rights Agreement and replacing them with new agreements (respectively, the "New Cross License," the "New Security Deed," the "New NXT plc Option" and the "New Registration Rights Agreement"). The material changes effected by the New Agreements were the inclusion of NXT plc as a party along with its wholly-owned subsidiary NXT; providing that the license fee payable to NCT could be paid in ordinary shares of NXT plc stock; and reducing the exercise price under the option granted to NXT plc to purchase shares of the Company's common stock to $0.30 per share. The subject license fee was paid to the Company in ordinary shares of NXT plc stock which were subsequently sold by the Company. On September 27, 1997, NXT plc, NXT, NCT Audio and the Company executed several agreements and other documents, terminating the New Cross License and the New Security Deed and replacing them with other agreements (respectively, the "Cross License Agreement dated September 27, 1997" and the "Master License Agreement"). The material changes effected by these replacement agreements were an expansion of the fields of use applicable to the exclusive licenses granted to NXT plc and NXT, an increase in the royalties payable on future licensing and product revenues, cancellation of the New Security Deed covering the patents licensed by the Company, and the acceleration of the date on which the parties could exercise their respective stock purchase option to September 27, 1997.

     On April 30, 1998, the Company completed the sale of five million ordinary shares of NXT plc acquired upon the Company's exercise on April 7, 1998 of the option (described above) it held to purchase such shares at a price of 50 pence per share. The Company realized a $3.2 million gain from the exercise and sale of the shares under such option, which is included in other income in 1998.

     On February 9, 1999, NCT Audio and NXT expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground-based vehicles and aircraft sound systems and increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded licensing rights, NCT Audio received a $0.5 million license fee. Also on February 9, 1999, NCT Audio and NXT amended the Master License Agreement to include a minimum royalty payment of $160,000. NCT Audio recorded royalty expense of $160,000 in 1999, and a liability of $64,000 ($160,000 royalty expense less patent expense reimbursement of $96,000) at December 31, 1999.

     VLSI Technology, Inc. ("VLSI"). On February 5, 1998, the Company entered into a license, engineering and royalty agreement with VLSI. Under the terms of the agreement, the Company has granted a non-exclusive license to VLSI for certain patents and patents pending which relate to the Company's ClearSpeech(R) technologies. In 1998, the Company recorded $0.3 million in related engineering services. The Company will recognize royalties on future products sold by VLSI incorporating the ClearSpeech(R) technology. The Company recognized no royalty revenue in 1999.

     STMicroelectronics SA & STMicroelectronics S.r.l ("ST"). On November 16, 1998, Advancel Logic Corporation ("Advancel"), a majority-owned subsidiary acquired by the Company in September 1998, and ST executed a license agreement. Under the terms of the agreement, which included a license fee, a minimum royalty within two years and future per unit royalties, ST licensed Advancel's tiny(2)J(TM) for Java(TM) ("t(2)J-Processor Core") to combine it with its proven secure architecture and advanced nonvolatile memory technology. Advancel recorded a $0.2 million license fee in 1998. In 1999, Advancel recorded an additional $0.2 million license fee, $0.9 million non-refundable royalty and $1.1 million engineering and development services funding.

     Lernout & Hauspie Speech Products N.V. ("L&H"). On March 31, 1999, the Company signed a license agreement with L&H. The agreement provides the Company with a worldwide, non-exclusive, non-transferable license to selected L&H technology for use in NCT's ClearSpeech(R) products. The Company recorded a prepaid royalty of $0.9 million. On April 12, 1999, the Company granted a worldwide non-exclusive, non-transferable license to L&H. The agreement provides L&H access to NCT's present and future noise and echo cancellation algorithms for use in L&H's technology. In consideration of the Company's grant of a license to L&H, the Company recognized a non-refundable royalty fee of $0.8 million. During the third quarter of 1999, the Company and L&H agreed to offset the balances owed each other. Consequently, the Company's balance due L&H at December 31, 1999 is $0.1 million.

     Oki Electric Industry Co., Ltd. ("Oki"). In October 1997, the Company and Oki executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Oki licensed the Company's ClearSpeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications applications. The Company has granted Oki the right to manufacture, use and sell products incorporating the algorithm. The algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications. The Company recognized $0.1 million in royalty revenue in 1999.

4.   ACCOUNTS RECEIVABLE:

     Accounts receivable comprise the following (in thousands):

                                                                         DECEMBER 31,
                                                                      ------------------
                                                                       1998        1999
                                                                      -----        ----
   Technology license fees and royalties                              $ 192        $ --
   Joint ventures and affiliates                                                     33
   Other trade receivables                                              691         287
   Unbilled receivables                                                  61          --
                                                                      -----        ----
                                                                      $ 944        $320
   Allowance for doubtful accounts                                     (228)        (83)
                                                                      -----        ----
   Accounts receivable, net                                           $ 716        $237
                                                                      =====        ====


5.   INVENTORIES:

     Inventories comprise the following (in thousands):

                                                                   DECEMBER 31,
                                                           ---------------------------
                                                            1998                 1999
                                                           ------               ------
   Components                                              $  745               $  360
   Finished goods                                           3,083                2,434
                                                           ------               ------
                                                           $3,828               $2,794
   Reserve for obsolete & slow moving inventory              (508)                (529)
                                                           ------               ------
   Inventories, net of reserves                            $3,320               $2,265
                                                           ======               ======


6.   PROPERTY AND EQUIPMENT:

     Property and equipment comprise the following (in thousands):

                                              ESTIMATED          DECEMBER 31,
                                             USEFUL LIFE      ------------------
                                               (YEARS)          1998        1999
                                             -----------      -------      -------
     Machinery and equipment                     3-5          $ 1,935      $ 1,965
     Furniture and fixtures                      3-5            1,057        1,070
     Leasehold improvements                     7-10            1,038        1,038
     Tooling                                     1-3              181           --
     Other                                      5-10               60           60
                                                              -------      -------
                                                              $ 4,271      $ 4,133
     Accumulated depreciation                                  (3,274)      (3,684)
                                                              -------      -------
     Property and equipment, net                              $   997      $   449
                                                              =======      =======

    Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was $0.6 million, $0.5 million and $0.4 million, respectively.


7    OTHER ASSETS:

     Other assets primarily comprise the Company's investment in affiliates and notes receivable and interest thereon, as described herein.

     On August 14, 1998, NCT Audio agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), an automotive audio system supplier. Earlier on June 11, 1998, NCT Audio had paid a non-refundable deposit of $1,450,000 towards the purchase price. The total purchase price was $10,000,000 and up to an additional $6,000,000 in possible future cash contingent payments. NCT Audio then paid Top Source Technologies, Inc. ("TST") $2,050,000 on July 31, 1998. The money was held in escrow with all of the necessary securities and documents to evidence ownership of 20% of the total equity rights and interests in TSA. When the shareholders of TST approved the transaction on December 15, 1998, the $2,050,000 was delivered to TSA and NCT Audio took ownership of the documentation and securities held in escrow. NCT Audio had an exclusive right, as extended, to purchase the assets of TSA through July 15, 1999. Under the terms of the original agreement, NCT Audio was required to pay TST $6.5 million on or before March 31, 1999 to complete the acquisition of TSA's assets. As consideration for an extension of such exclusive right from March 31, 1999 to May 28, 1999, NCT Audio agreed to pay TST a fee of $350,000, consisting of $20,685 in cash, $125,000 of NCT Audio's minority interest in TSA earnings, and a $204,315 note payable due April 16, 1999. Due to the non-payment of the note by April 30, 1999, (a) the note would begin to accrue interest on April 17, 1999 at the lower of the rate of two times prime rate or the highest rate allowable by law; (b) the $20,685 and $125,000 portion of the extension fee would no longer be credited toward the $6.5 million purchase price due at closing; and (c) the $204,315 portion of the extension fee would no longer be credited toward the $6.5 million closing amount due. To date, NCT Audio has not paid the note. In addition, due to NCT Audio's failure to close the transaction by March 31, 1999, NCT Audio was required to pay a penalty premium of $100,000 of NCT Audio's preferred stock. Since NCT Audio failed to close the contemplated transaction by May 28, 1999, NCT Audio has forfeited its minority earnings in TSA for the period June 1, 1999 through May 30, 2000. In exchange for an extension from May 28, 1999 to July 15, 1999, NCT Audio relinquished 25% of its minority equity ownership in TSA. As a result, NCT Audio now has a 15% minority interest in TSA. On or about July 15, 1999, NCT Audio determined it would not proceed with the purchase of the assets of TSA, as structured, due primarily to its difficulty in raising the requisite cash consideration. Consequently, NCT Audio reduced its net investment in TSA to $1.2 million, representing its 15% minority interest, net of the above noted penalties, and recorded a $2.4 million charge in the quarter ended June 30, 1999 for the write-down of its investment to its estimated net realizable value. On September 30, 1999, Onkyo America purchased substantially all of the assets of TSA and certain assets of TST used in TSA's operations. NCT Audio is claiming and seeks its pro rata share of the consideration paid by Onkyo America, less the penalties described above. The amount which TST owes NCT Audio is in dispute; consequently, receipt of the funds is contingent on the outcome of the arbitration between the Company, TST and TSA. (See Note 15.)

     On August 17, 1998, NCT Audio agreed to acquire all of the members' interest in Phase Audio LLC (doing business as Precision Power, Inc. or "PPI"), a supplier of custom-made automotive audio systems. NCT Audio intended to acquire such interest in exchange for shares of its common stock having an aggregate value of $2,000,000. NCT Audio also agreed to retire $8.5 million of PPI debt, but NCT Audio needed to obtain adequate financing before the transaction could be completed. NCT Audio provided PPI a working capital loan on June 17, 1998 in the amount of $500,000, evidenced by a demand promissory note. On August 18, 1998, NCT Audio provided PPI a second working capital loan in the amount of $1,000,000, also evidenced by a demand promissory note. The unpaid principal balance of these notes bears interest at a rate equal to the prime lending rate plus one percent (1.0%). As noted, the transaction was contingent on NCT Audio obtaining outside financing to retire the PPI debt. On January 6, 1999, the PPI members notified NCT Audio that, while they remained willing to do the transaction, they may choose at some point to abandon the transaction because NCT Audio had not obtained the financing in a timely manner. The Company has not been able to obtain the financing to consummate this transaction, and PPI has experienced significant organizational changes which has resulted in abandonment of the proposed acquisition. During the third quarter of 1999, the Company fully reserved the $1.5 million due from PPI plus interest and pre-acquisition costs thereon amounting to $0.3 million. The Company continues to seek repayment of the notes. During the fourth quarter of 1999, NCT Audio suspended its acquisition strategy.


8.   CONVERTIBLE NOTES:

     On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor (the "Holder"), subscribed and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. The secured convertible notes are collateralized by the Company's inventory, machinery, equipment, stocks, bonds, notes, accounts receivable, any rights or claims that they may have against any other person, firm, or corporation for monies, choses in action, any bank accounts, checking accounts, certificates of deposit or any financial instrument, patents and intellectual property rights or any other assets owned by Borrower as of the date of the agreement, or hereafter acquired. A secured convertible note (the " Note") for $1.0 million was signed on January 26, 1999, and proceeds were received on January 28, 1999. The Note is to mature on January 25, 2001 and earn interest at the prime rate as published from day to day in The Wall Street Journal from the issue date until the Note becomes due and payable. The Holder shall have the right at any time on or prior to the day the Note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the Note into fully paid and non-assessable shares of common stock of the Company at the conversion price. The conversion price, as amended by the parties on September 19, 1999, on the Note and any other notes, shall be the lesser of (i) the lowest closing transaction price for the common stock on the securities market on which the common stock is being traded, at any time during September 1999; (ii) the average of the closing bid prices for the common stock on the securities market on which the common stock is being traded for five (5) consecutive trading days prior to the date of conversion; or (iii) the fixed conversion price of $0.17. In no event will the conversion price be less than $0.12 per share. The Company and Holder have agreed to extend the date for the purchase of the remaining installments of secured convertible notes to

April 15, 2000. On each of June 4, 1999, June 11, 1999, July 2, 1999, July 23,
1999, August 25, 1999 and September 19, 1999, the Company received proceeds of $250,000, $250,000, $500,000, $250,000, $500,000 and $250,000, respectively, from the Holder for other secured convertible notes with the same terms and conditions of the Note described above. At December 31, 1999, the Company has an aggregate of $3.0 million of secured convertible notes. The Company recorded a beneficial conversion feature of $0.2 million in connection with the convertible notes in 1999.

     On July 19, 1999, DistributedMedia.com ("DMC"), a wholly-owned subsidiary of the Company, signed a convertible guaranteed term promissory note ("PRG Note") with Production Resource Group ("PRG") in the amount of $1.0 million. PRG will provide lease financing to DMC for its Sight and Sound(TM) systems (the "Systems") and will provide integration, installation and maintenance services to DMC. DMC received a portion of the PRG Note ($125,000) on July 22, 1999. Of the $1,000,000 note proceeds, $750,000 was deposited into an escrow account and be used to pay rental and installation costs due from DMC with respect to the Systems. Further, DMC may draw an additional $125,000 provided that PRG continues to have a good faith belief that the Systems are functioning properly and that DMC has obtained at least one network-wide advertising client providing annual advertising revenues of at least $250,000. At December 31, 1999, the balance in the escrow account and classified as restricted cash was $667,000. The PRG Note matures on July 19, 2001 and earns interest at ten percent (10%) per annum. PRG may convert the PRG Note in whole or in part at its election into shares of DMC's common stock, without par value, at any time during the period commencing on the date of issuance and ending on the maturity date. DMC also has the right to lease from PRG additional Systems with an aggregate value of up to $9.5 million, provided that PRG is reasonably satisfied with the success of the DMC business, including the technology and economics thereof and its likelihood of the continued success. In connection with the PRG Note, PRG was granted a common stock warrant (see Note 12). In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company estimated the fair value of this warrant to be $0.8 million, using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 5.61%, volatility of 1%, and a term of three years. Such amount is being amortized to interest expense over the two-year period of the related promissory note. Amortization amounted to $0.1 million during the year ended December 31, 1999. Unamortized discount of $0.3 million has been reflected as a reduction of the notes payable amount in the accompanying December 31, 1999 financial statements.


9.     OTHER LIABILITIES:

    On June 5, 1998, Interactive Products, Inc. ("IPI") entered into an agreement with the Company granting the Company a license to, and an option to purchase a joint ownership interest in, patents and patents pending which relate to IPI's speech recognition technologies, speech compression technologies and speech identification and verification technology. The aggregate value of the patented technology is $1,250,000, which was paid by a $150,000 cash payment and delivery of 1,250,000 shares of the Company's common stock valued at $0.65625 per share on June 5, 1998. At such time as IPI sells any of such shares, the proceeds thereof will be allocated towards a fully paid-up license fee for the technology rights noted above. In the event that the proceeds from the sale of shares are less than the $1,100,000, the Company will record a liability representing the cash payment due. On July 5, 1998, the Company paid IPI $50,000, which was held in escrow as security for the fulfillment of the Company's obligations, towards the liability. The Company recorded a liability representing the difference between the Company's payment obligations and the IPI net proceeds from its sale of shares of the Company's common stock. Such liability was $0.5 million at December 31, 1998 and 1999.

     On September 4, 1998, the Company acquired the issued and outstanding common stock of Advancel, a Silicon Valley-based developer of microprocessor cores that execute Sun Microsystems' Java(TM) code. The acquisition was pursuant to a stock purchase agreement dated as of August 21, 1998 (the "Stock Purchase Agreement") among the Company, Advancel and certain shareholders of Advancel (the "Advancel Shareholders"). The consideration for the acquisition of the Advancel common stock consisted of an initial payment of $1.0 million payable by the delivery of 1,786,991 shares of the Company's treasury stock (see Note 10) together with future payments, payable in cash or in common stock of the Company at the election of the Advancel Shareholders (individually, an "earnout payment" and collectively, the "earnout payments") based on Advancel's earnings before interest, taxes, depreciation and amortization, as defined in the Stock Purchase Agreement, for each of the calendar years 1999, 2000, 2001 and 2002 (individually, an "earnout year" and collectively, the "earnout years"). While each earnout payment may not be less than $250,000 in any earnout year, there is no maximum earnout payment for any earnout year or for all earnout years in the aggregate. In connection therewith the Company's liabilities include an earnout obligation of $0.1 million and $0.2 million at December 31, 1998 and 1999 (see
Note 15). In addition, the Company's liabilities include a $100,000 note payable to a former employee of Advancel at December 31, 1998 and 1999. The note bears interest at a rate of 8.25%, compounded annually and was due in two equal installments on December 1, 1998 and March 1, 1999. The note has not been paid.


10.  COMMON STOCK SUBJECT TO RESALE GUARANTEE:

     On September 24, 1999, the Company issued 12,005,847 shares of common stock to suppliers and consultants to settle current obligations of $1.8 million and future or anticipated obligations of $0.5 million. On October 27, 1999, the Company issued an additional 1,148,973 shares of common stock to suppliers and consultants to settle obligations of $0.2 million. On October 28, 1999, the Company filed a pre-effective amendment to the Form S-1 resale registration statement to include such additional shares. The registration statement (File No. 333-87757) was declared effective by the SEC on November 2, 1999 (see Note
11). During the fourth quarter, suppliers and vendors traded $1.5 million of such shares and as a result the Company recorded $1.0 million common stock subject to resale guarantee.

     The Company has certain contingent obligations under a securities purchase agreement, dated as of December 27, 1999 (the "Purchase Agreement"), among the Company, Austost, Balmore and Nesher, Inc. ("Nesher"). Based on an offer as of November 9, 1999, the Company, Austost, Balmore and Nesher entered into the Purchase Agreement whereby the Company, on December 28, 1999, issued a total of 3,846,155 shares (the "SPA Shares") to Austost, Balmore and Nesher for a total purchase price of $500,000. The price of the SPA Shares was $0.13 per share, which was $0.03, or 19%, less than the closing bid price of the Company's common stock as reported by the OTC Bulletin Board on November 8, 1999, and $0.015, or 10%, less than the closing bid price of the Company's common stock as reported by the OTC Bulletin Board on December 27, 1999. This per share price may be subject to decrease upon the application of a reset provision contained in the Purchase Agreement (see Note 11). Due to the provision, the Company recorded the purchase price ($500,000) plus the guaranteed return on investment of 20% ($100,000) as common stock subject to resale.

     Common stock subject to resale guarantee was $1.6 million at December 31, 1999, which represented the outstanding shares of common stock valued at the date of issuance to suppliers and consultants ($1.0 million) and the purchase price plus guaranteed return on investment related to the Purchase Agreement ($0.6 million).


11.  COMMON STOCK:

PRIVATE PLACEMENTS AND STOCK ISSUANCES:

     Between January 15, 1997 and March 25, 1997, the Company issued and sold an aggregate amount of $3.4 million of non-voting subordinated convertible debentures (the "Debentures") in a private placement pursuant to Regulation S of the Securities Act of 1933, as amended, (the "Securities Act") to five unrelated investors (the "Investors") through multiple dealers from which the Company realized $3.2 million of net proceeds. The Debentures were to mature between January 15, 2000 and March 25, 2000 and earn 8% interest per annum, payable quarterly in either cash or the Company's common stock at the Company's option. Subject to certain common stock resale restrictions, the Investors, at their discretion, had the right to convert the principal due on the Debentures into the Company's common stock at any time after the 45th day following the date of the sale of the Debentures to the Investors. In the event of such a conversion, the conversion price was the lesser of 85% of the closing bid price of the Company's common stock on the closing date of the Debentures' sale or between 75% to 60% (depending on the Investor and other conditions) of the average closing bid price for the five trading days immediately preceding the conversion. The Company reserved 15 million shares of the Company's common stock for issuance upon such conversion and payment of interest. Subject to certain conditions, the Company also had the right to require the Investors to convert all or part of the Debentures under the above noted conversion price conditions after February 15, 1998. As of June 6, 1997, the Investors had converted all $3.4 million of the Debentures into 16.5 million shares of the Company's common stock. At the Company's election, interest due through the conversion dates of the Debentures was paid through the issuance of an additional 0.2 million shares of the Company's common stock. In conjunction with the Debentures, the Company granted a warrant to purchase 75,000 shares of common stock to one investor. During the year ended December 31, 1997, the Company valued this warrant, using the Black-Scholes pricing model at $34,000, which was expensed as debt discount. The Company recorded a $1.4 million non-cash interest expense attributable to the conversions of the Debentures in 1997. If shares of common stock had been issued in lieu of debt at the respective issuance dates of the debt, supplementary basic and diluted net loss per share for the year ended December 31, 1997 would have been a loss of $0.08 per share.

     On July 30, 1997 the Company sold 2.9 million shares, in the aggregate, of its common stock at a price of $0.175 per share in a private placement that provided net proceeds to the Company of $0.5 million.

     On September 4, 1997, the Company transferred $5,000 cash and all of the business and assets of its Audio Products Division as then conducted by the Company and as reflected on the business books and records of the Company to a newly incorporated company, NCT Audio Products, Inc., in consideration for 5,867 shares of NCT Audio common stock whereupon NCT Audio became a wholly-owned subsidiary of the Company. The Company also granted NCT Audio an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to FPT(TM) and FPT(TM)-based audio speaker products for all markets for such products excluding (a) markets licensed to or reserved by NXT plc and NXT under the Company's cross licensing agreements with NXT plc and NXT, (b) all markets for hearing aids and other hearing enhancing or assisting devices, and (c) all markets for headsets, headphones and other products performing functions substantially the same as those performed by such products in consideration for a license fee of $3.0 million (eliminated in consolidation) to be paid when proceeds are available from the sale of NCT Audio common stock and on-going future royalties payable by NCT Audio to the Company as provided in such license agreement. In addition, the Company agreed to transfer all of its rights and obligations under its cross licensing agreements with NXT plc and NXT to NCT Audio (see Note 3).

     Between October 10, 1997 and December 4, 1997, NCT Audio issued 2,145 shares of its common stock (including 533 shares issued to NXT plc) for an aggregate purchase price of $4.0 million in a private placement pursuant to Regulation D under the Securities Act. NCT Audio has not met certain conditions regarding the filing of a registration statement for NCT Audio common stock. As such, holders of NCT Audio common stock have a right to exchange their NCT Audio common stock into a sufficient number of restricted shares of NCT common stock to equal their original cash investment in NCT Audio, plus a 20% discount to market price at date of conversion. During 1998, two NCT Audio shareholders exercised their right to exchange 296 shares of NCT Audio common stock into 1,135,542 shares of NCT common stock. During 1999, three NCT Audio shareholders exercised their right to exchange 559 shares of NCT Audio common stock into 17.7 million shares of NCT common stock. In connection therewith the Company recorded goodwill of $0.6 million and $6.1 million during 1998 and 1999, respectively. The Company recorded a non-cash charge of $3.1 million in 1999 to write down goodwill to its estimated realizable value.

     Between October 28, 1997 and December 11, 1997, the Company entered into a series of subscription agreements (the "Series C Subscription Agreements") to sell an aggregate amount of $13.3 million of Series C Convertible Preferred Stock (the "Series C Preferred Stock") in a private placement, pursuant to Regulation D of the Securities Act, to 32 unrelated accredited investors through two dealers (the "1997 Series C Preferred Stock Private Placement"). The total 1997 Series C Preferred Stock Private Placement was completed on December 11, 1997. The aggregate net proceeds to the Company of the 1997 Series C Preferred Stock Private Placement were $11.9 million. Each share of the Series C Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series C Preferred Stock is convertible into fully paid and non-assessable shares of the Company's common stock subject to certain limitations. The shares of Series C Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) the effective date of the Series C registration statement; or (ii) ninety (90) days after the date of filing of the Series C registration statement. Each share of Series C Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the Series C Conversion Formula as set forth in the agreement using a conversion price equal to the lesser of (x) 120% of the five (5) day average closing bid price of common stock immediately prior to the closing date of the Series C Preferred Stock being converted or (y) 20% below the five (5) day average closing bid price of common stock immediately prior to the conversion date thereof. The conversion terms of the Series C Preferred Stock also provide that in no event shall the average closing bid price referred to in the Series C Conversion Formula be less than $0.625 per share and in no event shall the Company be obligated to issue more than 26.0 million shares of its common stock in the aggregate in connection with the conversion of the Series C Preferred Stock. Accordingly, 26.0 million shares of common stock have been registered by the Company. Under the terms of the Series C Subscription Agreements, the Company may be subject to a penalty if the Series C registration statement is not declared effective within one hundred twenty (120) days after the first closing of any incremental portion of the offering of Series C Preferred Stock, such penalty to be in an amount equal to one and one half percent (1.5%) per month of the aggregate amount of Series C Preferred Stock sold in the offering up to a maximum of ten percent (10%) of such aggregate amount. The Series C Subscription Agreements also provide that for a period commencing on the date of the signing of the Series C Subscription Agreements and ending ninety (90) days after the closing of the offering the Company will be prohibited from issuing any debt or equity securities other than Series C Preferred Stock, and that the Corporation will be required to make certain payments in the event of its failure to effect conversion in a timely manner or in the event it fails to reserve sufficient authorized but unissued common stock for issuance upon conversion of the Series C Preferred Stock. On December 30, 1998, 1,700 shares of the Series C Preferred Stock were exchanged for the Company's Series E Preferred Stock. At December 31, 1998, 10,850 shares of Series C Preferred Stock had been converted into 20,665,000 shares of NCT common stock. The 700 remaining Series C Preferred Stock shares were subject to mandatory conversion as of November 30, 1999. As such, on November 30, 1999, these 700 shares were converted to 1,512,000 shares of common stock of the Company. At December 31, 1999, there were no outstanding shares of Series C Preferred Stock.

    During 1998, the Board of Directors authorized the issuance of a total of 125,000 shares of the Company's common stock to an employee, two directors and a consultant in connection with their services to the Company. The Company valued these shares at $97,000, representing the fair value on the date of issuance.

    On July 15, 1998 the Company transferred $5,000 and all of the business and assets of its Hearing Products Division as then conducted by the Company and as reflected on the business books and records of the Company to a newly incorporated subsidiary company, NCT Hearing Products, Inc. ("NCT Hearing") in consideration for 6,400 shares of NCT Hearing common stock whereupon NCT Hearing became a wholly-owned subsidiary of the Company. The

Company also granted NCT Hearing an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to Hearing Products in consideration for a license fee of $3.0 million, eliminated in consolidation, to be paid when proceeds are available from the sale of NCT Hearing common stock and running royalties payable with respect to NCT Hearing's sales of products incorporating the licensed technology and its sublicensing of such technology. It is anticipated that NCT Hearing will issue additional shares of its common stock in transactions exempt from registration in order to raise additional working capital.

     On July 27, 1998, the Company entered into subscription agreements (the "Series D Subscription Agreements") to sell 6,000 shares of the Company's Series D Convertible Preferred Stock ("Series D Preferred Stock") having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer (the "1998 Series D Preferred Stock Private Placement"). The sale of 6,000 shares of Series D Preferred Stock having an aggregate $6.0 million stated value was completed on August 6, 1998. $5.2 million net proceeds were received by the Company from the 1998 Series D Preferred Stock Private Placement. Each share of the Series D Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series D Preferred Stock is convertible into fully paid and non-assessable shares of the Company's common stock subject to certain limitations. Under the terms of the Series D Subscription Agreements, the Company is required to file a registration statement covering the resale of all shares of common stock of the Company issuable upon conversion of the Series D Preferred Stock then outstanding within sixty (60) days after the completion of the 1998 Series D Preferred Stock Private Placement (respectively, the "Series D Filing Date" and the "Series D Closing Date"). The shares of Series D Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) ninety
(90) days after the Series D Closing Date; (ii) five (5) days after the Company receives a "no review" status from the Securities and Exchange Commission ("SEC") in connection with the Series D registration statement; or (iii) the effective date of the Series D registration statement. The Series D registration statement became effective on October 30, 1998, and shares of Series D Preferred Stock became convertible on that date. Each share of Series D Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the Series D Conversion Formula as set forth in the agreement using a conversion price equal to the lesser of (x) 120% of the five (5) day average closing bid price of common stock immediately prior to the closing date of the Series D Preferred Stock being converted or (y) 20% below the five (5) day average closing bid price of common stock immediately prior to the conversion date thereof. The conversion terms of the Series D Preferred Stock also provide that in no event shall the conversion price referred to in the Series D Conversion Formula be less than $0.50 per share and in no event shall the Company be obligated to issue more than 12,000,000 shares of its common stock in the aggregate in connection with the conversion of the 6,000 shares of Series D Preferred Stock issued under the 1998 Series D Preferred Stock Private Placement. The Series D Subscription Agreements also provide that the Company will be required to make certain payments in the event of its failure to effect conversion in a timely manner. Including shares of common stock issued for accretion, as of March 12, 1999, all shares of Series D Preferred Stock had been converted into 12,273,685 shares of NCT common stock.

     On July 27, 1998, NCT Audio entered into subscription agreements (the "NCT Audio Subscription Agreements") to sell 60 shares of NCT Audio's Series A Convertible Preferred Stock ("NCT Audio Series A Preferred Stock") having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer (the "1998 NCT Audio Series A Preferred Stock Private Placement"). The sale of 60 shares of NCT Audio Series A Preferred Stock having an aggregate $6.0 million stated value was completed on August 17, 1998. NCT Audio received net proceeds of $5.2 million from the 1998 NCT Audio Series A Preferred Stock Private Placement. Each share of the NCT Audio Series A Preferred Stock has a par value of $.10 per share and a stated value of one hundred thousand dollars ($100,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of NCT Audio Series A Preferred Stock is convertible into fully paid and non-assessable shares of NCT Audio's common stock subject to certain limitations. Under the terms of the NCT Audio Subscription Agreements, NCT Audio is required to file a registration statement covering the resale of all shares of common stock of NCT Audio issuable upon conversion of the NCT Audio Series A Preferred Stock then outstanding by a date (the "Series A Filing Deadline") which is not later than thirty (30) days after the NCT Audio becomes a "reporting company" under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The shares of NCT Audio Series A Preferred Stock become convertible into shares of NCT Audio common stock at any time after the date the NCT Audio becomes a "reporting company" under the Exchange Act. Each share of Series A Preferred Stock is convertible into a number of shares of common stock of NCT Audio as determined in accordance with the Series A Conversion Formula as set forth in the agreement using a conversion price equal to the lesser of (x) 120% of the five (5) day average closing bid price of common stock immediately prior to the closing date of the Series A Preferred Stock being converted or (y) 20% below the five (5) day average closing bid price of common stock immediately prior to the conversion date thereof. The conversion terms of the NCT Audio Series A Preferred Stock also provide that in the event that NCT Audio has not become a "reporting company" under the Exchange Act by December 31, 1998, or the NCT Audio registration statement has not been declared effective by the SEC by December 31, 1998, the holder shall be entitled to exchange each share of NCT Audio Series A Preferred Stock for 100 shares of the Company's Series D Convertible Preferred Stock and thereafter shall be entitled to all rights and privileges of a holder of the Company's Series D Preferred Stock. As of December 31, 1998, no NCT Audio Series A Preferred Stock shareholders had exercised their right to exchange NCT Audio Series A Preferred Stock into the Company's Series D Convertible Preferred Stock. On March 30, 1999, holders of 57 shares of NCT Audio Series A Preferred Stock exercised this election and converted their shares into 11,699,857 shares of the Company's common stock. At December 31, 1999, 3 shares of NCT Audio Series A Preferred Stock were outstanding. On January 10, 2000, the remaining
3 shares of NCT Audio Series A Preferred Stock were converted into 634,915 shares of the Company's common stock.

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

     On September 4, 1998, the Company acquired the issued and outstanding common stock of Advancel. The acquisition was pursuant to the Stock Purchase Agreement. The consideration for the acquisition of the Advancel common stock consisted of an initial payment of $1.0 million payable by the delivery of 1,786,991 shares of the Company's treasury stock together with future payments, payable in cash or in common stock of the Company at the election of the Advancel Shareholders based on Advancel's earnings before interest, taxes, depreciation and amortization for each of the calendar years 1999, 2000, 2001 and 2002. While each earnout payment may not be less than $250,000 in any earnout year, there is no maximum earnout payment for any earnout year or for all earnout years in the aggregate. To determine the number of shares of the Company's common stock issuable in connection with an earnout payment, each earnout payment is to be calculated using the average of the closing prices of the Company's common stock for each of the twenty (20) business days following the 21(st) day after the release of Advancel's audited year-end financials for an earnout year. At that time, Advancel Shareholders will elect to receive payment in cash or common stock of the Company. In the event that the Company is unable to maintain the registration statement covering the resale of 1,786,991 shares effective for at least thirty (30) days, each Advancel Shareholder shall have the right, until April 15, 1999, to have the Company redeem up to one-third of the initial payment shares acquired by such Advancel Shareholder by paying in cash therefor a sum calculated by using the formula used to determine the number of shares of the Company's common stock to be delivered in payment of the initial payment of $1.0 million. The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the accounts of Advancel from the date of acquisition. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their fair values as follows:

     Current assets                                                  $  368,109
     Property and equipment                                               4,095
     Goodwill                                                         1,018,290
     Other assets                                                        13,486
     Current liabilities                                               (485,040)
     Unearned portion of compensatory stock                             141,251
                                                                     ----------
     Cost of acquisition (including expenses of $60,191)             $1,060,191
                                                                     ==========

     At the annual meeting of Stockholders held on October 20, 1998, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 185 million to 255 million shares. Such action was deemed by the Board of Directors to be in the best interest of the Company to make additional shares of the Company's common stock available for an increase in the number of shares of common stock covered by the 1992 Plan (see Note 12) pursuant to an amendment of the 1992 Plan approved by the stockholders at such annual meeting, and for acquisitions, public or private financings involving common stock or preferred stock or other securities convertible to common stock, stock splits and dividends, present and future employee benefit programs and other corporate purposes.

     On November 24, 1998, the Company paid $1,000 consideration for incorporation of DMC which was formed to develop, install and provide an audio/visual advertising medium within commercial/professional settings.

     On December 30, 1998, the Company entered into a series of subscription agreements (the "Series E Subscription Agreements") to sell an aggregate stated value of up to $8.2 million of Series E Convertible Preferred Stock (the
"Series E Preferred Stock") in consideration of $4.0 million, in a private placement, pursuant to Regulation D of the Securities Act, to six accredited investors through one dealer (the "1998 Series E Preferred Stock Private Placement"). The $4.0 million subscription receivable at December 31, 1998 represents a receivable due from the Series E Subscription Agreements. In addition to the above noted Series E Subscription Agreements, the Company issued and sold an aggregate amount of $1.7 million of Series E Preferred Stock to three accredited investors through the above noted dealer, in exchange for an aggregate stated value of $1.7 million of the Company's Series C Preferred Stock held by the three accredited investors. The Company also issued and sold an aggregate amount of $0.7 million of Series E Preferred Stock to four accredited investors through the above noted dealer, in exchange and consideration for an aggregate of 2.1 million shares of the Company's common stock held by the four accredited investors and received net proceeds of $1.8 million. On April 13, 1999, the Company entered into a subscription agreement to sell 1,874 shares of Series E Preferred Stock, with a stated value of up to $1.9 million in consideration of $1.9 million to four accredited investors through one dealer. Each share of the Series E Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series E Preferred Stock is convertible into fully paid and non-assessable shares of the Company's common stock subject to certain limitations. Under the terms of the Series E Subscription Agreements, the Company is required to file a registration statement on (i) Form S-3 on or prior to the date which is no more than sixty
(60) days from the date that the Company has issued a total of 7,438 shares of Series E Preferred Stock if filed or (ii) Form S-1 on or prior to a date which is no more than ninety (90) days from the date that the Company has issued a total of 7,438 shares of Series E Preferred Stock, covering the resale of all of the registrable securities. The shares of Series E Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) ninety (90) days after the Series E Closing Date; (ii) five (5) days after the Company receives a "no review" status from the SEC in connection with the registration statement; or (iii) the effective date of the Series E registration statement. Each share of Series E Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the Series E Conversion Formula as set forth in the agreement using a conversion price equal to the lesser of (x) 120% of the five (5) day average closing bid price of common stock immediately prior to the closing date of the Series E Preferred Stock being converted or (y) 20% below the five (5) day average closing bid price of common stock immediately prior to the conversion date thereof. The conversion terms of the Series E Preferred Stock also provide that in no event shall the Company be obligated to issue more than 30,000,000 shares of its common stock in the aggregate in connection with the conversion of the 10,580 shares of Series E Preferred Stock issued under the 1998 Series E Preferred Stock Private Placement. The Company may be obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such obligation would be triggered in the event that the Company issues 30,000,000 shares on conversion of Series E Preferred Stock. The

Series E Subscription Agreements also provide that the Company will be required to make certain payments in the event of its failure to effect conversion in a timely manner. The Company registered an aggregate of 26,648,696 shares of the Company's common stock for the conversion of the issued and outstanding shares of Series E Preferred Stock. The Company is given the right to pay the accretion in either cash or common stock. The conversion terms further provide that the Company will be required to make certain payments if it fails to effect a conversion in a timely manner and may have to redeem the excess of the stated value over the amount permitted to be converted into common stock. As of December 31, 1998, no shares of Series E Preferred Stock had been converted into NCT common stock. During 1999, holders of 3,828 shares of Series E Preferred Stock elected to convert their shares into 26,608,942 shares of common stock of the Company. On March 31, 1999, the Company signed a license agreement to exchange 3,600 shares of Series E Preferred Stock for four DMC network affiliate licenses. During the three months ended March 31, 1999, the Company, in accordance with its revenue recognition policy, realized only $2.0 million on the issuance of such licenses in consideration of the receipt of 3,600 shares of its Series E Convertible Preferred Stock. Subsequently, during the three months ended June 30, 1999, the Company adjusted such revenue to $0.9 million due to the valuation of additional shares of Series E Preferred Stock issued during the period. On December 15, 1999, holders of the remaining 5,026 shares of the Company's Series E Preferred Stock and holders of 974 shares of the Company's Series F Convertible Preferred Stock (see below), an aggregate stated value of $6 million, exchanged such shares for eight DMC network affiliate licenses. No shares of Series E Preferred Stock were outstanding at December 31, 1999.

     On January 25, 1999, the Company granted DMC, a wholly owned subsidiary of the Company formed on November 24, 1998, an exclusive worldwide license with respect to all of the Company's relevant patented and unpatented technology relating to DMC products in consideration for a license fee of $3.0 million (eliminated in consolidation). Such license fee is to be paid when proceeds are available from the sale of DMC common stock. In addition, running royalties will be payable to the Company with respect to DMC's sales of products incorporating the licensed technology and its sublicensing of such technology. It is anticipated that DMC will issue shares of its common stock in transactions exempt from registration in order to raise additional working capital.

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

     On June 24, 1999, the Board of Directors approved the issuance of up to 15,000,000 shares of the Company's common stock to be used to settle certain obligations of the Company. In 1999, the Company issued 13,154,820 shares of common stock to suppliers and consultants to settle current obligations of $1.8 million and future or anticipated obligations of $0.7 million.

     On August 10, 1999, the Company entered into a subscription agreement (the "Series F Subscription Agreement") to sell an aggregate stated value of up to $12.5 million (12,500 shares) of Series F Convertible Preferred Stock (the "Series F Preferred Stock"), in a private placement pursuant to Regulation D of the Securities Act, to five unrelated accredited investors through one dealer (the "1999 Series F Preferred Stock Private Placement"). On August 10, 1999, the Company received $1.0 million for the sale of 8,500 shares of Series F Preferred Stock having an aggregate stated value of $8.5 million. At the Company's election, the investors may invest up to an additional $4.0 million in cash or in kind at a future date. Each share of the Series F Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series F Preferred Stock is convertible into fully paid and non-assessable shares of the Company's common stock, subject to certain limitations. Under the terms of the Series F Subscription Agreement, the Company was required to file a registration statement on Form S-1 on or prior to a date which is no more than forty-five (45) days from the date that the Company has issued a total of 1,000 shares of Series F Preferred Stock, covering the resale of all of the registrable securities (the "Series F Closing Date"). The shares of Series F Preferred Stock become convertible into shares of common stock at any time commencing after the earlier of (i) forty-five (45) days after the Series F Closing Date; (ii) five (5) days after the Company receives a "no review" status from the SEC in connection with the Series F registration statement; or (iii) the effective date of the Series F registration statement. Each share of Series F Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with a formula (the "Series F Conversion Formula"), as defined in the agreement. The conversion formula provides that the stated value of the preferred stock plus 4% accretion thereon for the number of days between (i) the Series F Closing Date and (ii) the conversion date be divided by the amount obtained by multiplying the 80% times the average market price for the Company's common stock for the five (5) consecutive trading days immediately preceding such date. The conversion terms of the Series F Preferred Stock also provide that in no event shall the Company be obligated to issue more than 35,000,000 shares of its common stock in the aggregate in connection with the conversion of up to 12,500 shares of Series F Preferred Stock. In the interest of investor relations of the Company, the maximum number of conversion shares was increased to 77,000,000 shares of the Company's common stock. The Company is also obligated to pay a 4% per annum accretion on the stated value of Series F Preferred Stock in either cash or common stock, at the Company's election. The Company registered an aggregate of 25,744,000 shares of common stock issuable upon conversion and payment for accretion. In connection with the Series F Preferred Stock, the Company may be obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such additional amounts will be treated as obligations of the Company. On September 10, 1999, the Company received $4.0 million for four DMC network affiliate licenses from four accredited investors. While the investors agreed upon the exchange of 8,500 shares of Series F Preferred Stock having aggregate stated value of $8.5 million, for consideration of $1.0 million, the Company has treated the additional $4.0 million for the DMC licenses as additional consideration for the Series F Preferred Stock. As of December 31, 1999, 2,811 shares of Series F Preferred Stock have been converted into 25,306,557 shares of the Company's common stock. On December 15, 1999, 974 shares of the Company's Series F Preferred Stock, together with 5,026 shares of the Company's Series E Preferred Stock, were exchanged for eight DMC network affiliate licenses. At December 31, 1999, there are 4,715 shares of Series F Preferred Stock outstanding.

     The Company has certain contingent obligations under a securities exchange agreement, dated as of October 9, 1999 (the "Exchange Agreement"), among the Company, Austost and Balmore. Pursuant to the Exchange Agreement, on October 26, 1999 the Company issued a total of 17,333,334 shares to Austost and Balmore (the "Exchange Shares") in exchange for 532 shares of common stock of NCT Audio held by Austost and Balmore. The effective per share price of the Exchange Shares received by Austost and Balmore was $0.06 per share (representing the total purchase price originally paid by Austost and Balmore for the NCT Audio shares of $1.0 million divided by 17,333,334). This effective per share price was $0.115, or 65.7%, less than the closing bid price of the Company's common stock as reported by the OTC Bulletin Board on October 25, 1999. This effective per share price may be subject to increase upon the application of an exchange ratio adjustment provision contained in the Exchange Agreement on February 15, 2000 (or an earlier date agreed to by all the parties) and may be subject to decrease upon the application of a reset provision contained in the Exchange Agreement, as described below.

     Under the exchange ratio adjustment provision, the Company has the right to re-determine the price of the Exchange Shares issued to each of Austost and Balmore on February 15, 2000 (or another date that is not later than February 15, 2000 and is mutually agreed upon by the Company, Austost and Balmore). If the aggregate value of the Exchange Shares issued to Austost and Balmore is greater than $2,600,000 based upon the closing bid price of the Company's common stock as reported on the OTC Bulletin Board on such date, Austost and Balmore are required to return to the Company any such Exchange Shares representing the excess amount. Under the reset provision contained in the Exchange Agreement, on April 24, 2000, and again on July 24, 2000, the Company may be required to issue additional shares to either Austost or Balmore or both if the sum of certain items on those dates is less than $2,600,000. Those items are: (i) the aggregate market value of the Exchange Shares held by Austost and Balmore (based on the per share closing bid price on those dates); (ii) the market value of any Exchange Shares transferred by Austost and Balmore as permitted under the Exchange Agreement (based on the per share closing bid price on the date of transfer); and (iii) any amounts realized by Austost and Balmore from sales of any such shares prior to April 24, 2000 or July 24, 2000, as the case may be. The number of additional shares of common stock that the Company would be obligated to issue in such case would be a number of shares having an aggregate market value (based on the per share closing bid price on such date) that, when added to the sum of items (i), (ii) and (iii) set forth above, would equal $2,600,000. The Company recorded step-up acquisition goodwill of $2.6 million. This transaction contributed to the Company's recording of a $3.1 million impairment of goodwill.

     On March 7, 2000, the Company, Austost and Balmore agreed to amend certain of the terms and conditions of the Exchange Agreement in order to (1) allow Austost and Balmore to retain 3,611,111 Returnable Shares in exchange for an additional 533 shares of Audio common stock from a third party investor (the "Third Party Shares"), which Austost and Balmore shall deliver to NCT, and
(2) substitute cash payments by Austost and Balmore to the Company in lieu of Austost's and Balmore's obligation to return the remaining Returnable Shares to the Company pursuant to the Exchange Agreement.

     The Company agreed that Austost and Balmore would retain 10,060,251 shares of the Company's Common Stock (the "Remaining Returnable Shares"), and Austost and Balmore would agree to pay the Company up to $10,000,000 in cash subject to monthly limitations from proceeds Austost and Balmore would realize from their disposition of such Remaining Returnable Shares. Balmore and Austost will realize a 10% commission on the proceeds from the sale of shares.

     The Company has certain contingent obligations under a securities purchase agreement, dated as of December 27, 1999 (the "Purchase Agreement"), among the Company, Austost, Balmore and Nesher, Inc. ("Nesher"). Based on an offer as of November 9, 1999, the Company, Austost, Balmore and Nesher entered into the Purchase Agreement whereby the Company, on December 28, 1999, issued a total of 3,846,155 shares (the "SPA Shares") to Austost, Balmore and Nesher for a total purchase price of $500,000. The price of the SPA Shares was $0.13 per share, which was $0.03, or 19%, less than the closing bid price of the Company's common stock as reported by the OTC Bulletin Board on November 8, 1999, and $0.015, or 10%, less than the closing bid price of the Company's common stock as reported by the OTC Bulletin Board on December 27, 1999. This per share price may be subject to decrease upon the application of a reset provision contained in the Purchase Agreement as described below.

     Under the reset provision, on June 26, 2000, and again on September 25, 2000, the Company may be required to issue additional shares to one or more of Austost, Balmore or Nesher if the sum of certain items on those dates is less than 120% of the total purchase price paid by Austost, Balmore and Nesher for the SPA Shares. Those items are: (i) the aggregate market value of the SPA Shares held by Austost, Balmore and Nesher (based on the per share closing bid price on those dates); (ii) the market value of any SPA Shares transferred by Austost, Balmore and Nesher as permitted under the Purchase Agreement (based on the per share closing bid price on the date of transfer); and (iii) any amounts realized by Austost, Balmore and Nesher from sales of any such shares prior to June 26, 2000 or September 25, 2000, as the case may be. The number of additional shares of common stock that the Company would be obligated to issue in such case would be a number of shares having an aggregate market value (based on the per share closing bid price on such date) that, when added to the sum of items (i), (ii) and (iii) set forth above, would equal 120% of the total purchase price paid for the SPA Shares. The 20% of the total purchase price paid ($100,000) is deemed a dividend.


COMMON SHARES AVAILABLE FOR COMMON STOCK OPTIONS, WARRANTS AND CONVERTIBLE
SECURITIES:

     At December 31, 1999, the number of shares required to be reserved for the exercise of options and warrants was 38.8 million. The aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants granted was 37.9 million shares of which options and warrants to purchase 24.7 million shares were currently exercisable (see Note 12). The aggregate number of shares of common stock required to be reserved for issuance upon conversion of issued and outstanding shares of Series F Preferred Stock was 51.7 million shares. The Company has reserved 22.4 million shares of common stock for issuance to certain holders of NCT Audio common stock upon exchange of their shares of NCT Audio common stock for shares of the Company's common stock. The Company has reserved 0.6 million shares of common stock for issuance upon conversion of the remaining Series A Preferred Stock into Series D Preferred Stock. The Company also reserved 30.7 million shares of common stock for issuance upon conversion of the secured convertible notes. Common shares issued and required to be reserved for issuance exceed the number of shares authorized. However, should the aggregate of the number of issued and outstanding shares and shares required to be reserved for future issuance reach the authorized limit, shares in excess of the limit will be borrowed from the 1992 Plan.


12.  COMMON STOCK OPTIONS AND WARRANTS:

     The Company applies APB 25 in accounting for its various employee stock option incentive plans and warrants and, accordingly, recognizes compensation expense as the difference, if any, between the market price of the underlying common stock and the exercise price of the option on the date of grant. The effect of applying SFAS No. 123 on 1997, 1998 and 1999 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future periods due to, among other factors, (i) the vesting period of the stock options, and (ii) the fair value of additional stock option grants in future periods. If compensation expense for the Company's stock option plans and warrants had been determined based on the fair value of the options or warrants at the grant date for awards under the plans in accordance with SFAS No. 123, the Company's net loss would have been $15.8 million, $19.0 million and $27.4 million, or $(0.14), $(0.16) and $(0.20) per share in 1997, 1998 and 1999, respectively. The fair value of the options and warrants granted in 1997, 1998 and 1999 are estimated in the range of $0.16 to $4.07, $0.24 to $0.81, and $0.26 to $0.64 per share, respectively, on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield 0%; volatility of 1.289, 1.307 and 1.0 in 1997, 1998 and 1999, respectively; risk free interest rates in the range of 5.79% to 6.63%, 5.28% to 5.55%, and 4.56% to 6.14% for 1997, 1998 and 1999, respectively; and expected life of 3 years. The weighted average fair value of options and warrants granted during 1997, 1998 and 1999 are estimated in the range of $0.13 to $0.58, $0.53, and $0.28 to $0.48 per share, respectively, also using the Black-Scholes option-pricing model.


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

     1987 Plan activity is summarized as follows:

                                                            YEARS ENDED DECEMBER 31,
                                 --------------------------------------------------------------------------------
                                          1997                       1998                        1999
                                 ------------------------  --------------------------  --------------------------
                                                 WEIGHTED                   WEIGHTED                    WEIGHTED
                                                 AVERAGE                    AVERAGE                      AVERAGE
                                                 EXERCISE                   EXERCISE                    EXERCISE
                                   SHARES         PRICE       SHARES          PRICE       SHARES          PRICE
                                 ----------      --------   ----------      --------    ----------      --------
Outstanding at beginning of year  1,500,000       $0.54     1,350,000         $0.51     1,350,000        $0.51
Options granted                   1,350,000       $0.51            --            --     1,350,000        $0.51
Options exercised                        --          --            --            --            --           --
Options canceled, expired or
 forfeited                       (1,500,000)      $0.54            --            --    (1,350,000)       $0.51
                                 ----------                 ---------                  ----------
Outstanding at end of year        1,350,000       $0.51     1,350,000         $0.51     1,350,000        $0.51
                                 ==========                 =========                  ==========
Options exercisable at year-end   1,350,000       $0.51     1,350,000         $0.51     1,350,000        $0.51
                                 ==========                 =========                  ==========

     As of December 31, 1999, options for the purchase of 217,821 shares were available for future grant under the 1987 Plan.

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

     Non-plan stock option activity is summarized as follows:

                                                           YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------
                                          1997                      1998                        1999
                                 ----------------------     ----------------------     -----------------------
                                               WEIGHTED                   WEIGHTED                    WEIGHTED
                                               AVERAGE                    AVERAGE                     AVERAGE
                                               EXERCISE                   EXERCISE                    EXERCISE
                                   SHARES        PRICE        SHARES        PRICE       SHARES          PRICE
                                 ----------    --------     ---------     --------     ---------      --------
Outstanding at beginning of year    372,449      $1.08      4,319,449       $0.36      4,319,449        $0.36
Options granted                   7,844,449      $0.41             --          --             --           --
Options exercised                        --         --             --          --             --           --
Options canceled, expired or
 forfeited                       (3,897,449)     $0.53             --          --       (35,449)        $4.86
                                 ----------                 ---------                  ---------
Outstanding at end of year        4,319,449      $0.36      4,319,449       $0.36      4,284,000        $0.33
                                 ==========                 =========                  =========
Options exercisable at year-end   4,319,449      $0.36      4,319,449       $0.36      4,284,000        $0.33
                                 ==========                 =========                  =========

     On October 6, 1992, the Company adopted a stock option plan (as amended, the "1992 Plan") for the granting of options to purchase up to 10,000,000 shares of common stock to officers, employees, certain consultants and certain directors. The exercise price of all 1992 Plan options must be at least equal to the fair market value of such shares on the date of the grant and 1992 Plan options are generally exercisable over a five to ten year period as determined by the Board of Directors. Vesting of 1992 Plan options varies from (i) fully vested at the date of grant to (ii) multiple year apportionment of vesting as determined by the Board of Directors. On October 20, 1998, the stockholders approved an amendment to the 1992 Plan to increase the aggregate number of shares of common stock reserved for grants of restricted stock and grants of options to purchase shares of common stock to 30,000,000 shares. The 1992 Plan was also amended to eliminate the automatic grant of 75,000 shares of the Company's common stock upon a new director's initial election to the Board of Directors and to eliminate the automatic grant of 5,000 shares of the Company's common stock to each non-employee director for services as a director of the Company for each subsequent election.

     1992 Plan activity is summarized as follows:

                                                            YEARS ENDED DECEMBER 31,
                                 --------------------------------------------------------------------------------
                                          1997                      1998                         1999
                                 ----------------------   ------------------------    ------------------------
                                               WEIGHTED                   WEIGHTED                    WEIGHTED
                                               AVERAGE                    AVERAGE                      AVERAGE
                                               EXERCISE                   EXERCISE                    EXERCISE
                                   SHARES       PRICE       SHARES         PRICE        SHARES          PRICE
                                 ----------  ----------   -----------     --------    ----------      --------
Outstanding at beginning of year  6,022,765      $0.86      9,029,936       $0.72     19,831,821        $0.52
Options granted                   4,652,222      $0.55     21,989,000       $0.69      9,398,538        $0.43
Options exercised                (1,141,795)     $0.64         (1,561)      $0.27         (5,000)       $0.27
Options canceled, expired or
 forfeited                         (503,256)     $0.99    (11,185,554)      $1.03     (1,201,122)       $0.60
                                 ----------               -----------                 ----------
Outstanding at end of year        9,029,936      $0.72     19,831,821       $0.52     28,024,237        $0.47
                                 ==========               ===========                 ==========
Options exercisable at year-end   6,592,436      $0.73     12,053,571       $0.60     14,751,044        $0.55
                                 ==========               ===========                ==========

     As of December 31, 1999, options for the purchase of 318,360 shares were available for future grants of restricted stock awards and for options to purchase common stock under the 1992 Plan.

     On November 15, 1994, the Board of Directors adopted the NCT Group, Inc. Option Plan for Certain Directors (as amended, the "Directors Plan"). Under the Directors Plan, 821,000 shares have been approved by the Board of Directors for issuance. The options granted under the Directors Plan have exercise prices equal to the fair market value of the common stock on the grant dates, and expire five years from date of grant. Options granted under the Directors Plan are fully vested at the grant date.

    Directors Plan activity is summarized as follows:

                                                          YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------------------------------------
                                          1997                     1998                       1999
                                 ----------------------     ---------------------    ------------------------
                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                               AVERAGE                   AVERAGE                    AVERAGE
                                               EXERCISE                  EXERCISE                  EXERCISE
                                   SHARES       PRICE       SHARES        PRICE       SHARES         PRICE
                                   -------     --------     -------      --------    --------      --------
Outstanding at beginning of year   746,000       $0.73      746,000        $0.73      746,000        $0.73
Options granted                         --          --           --           --      538,500        $0.73
Options exercised                       --          --           --           --           --           --
Options canceled, expired or
 forfeited                              --          --           --           --     (746,000)       $0.73
                                   -------                  -------                  --------
Outstanding at end of year         746,000       $0.73      746,000        $0.73      538,500        $0.73
                                   =======                  =======                  ========
Options exercisable at year-end    746,000       $0.73      746,000        $0.73      538,500        $0.73
                                   =======                  =======                  ========

     As of December 31, 1999, there were 282,500 options for the purchase of shares available for future grants under the Directors Plan.

     The following summarizes information about the Company's stock options outstanding at December 31, 1999:

                                            OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                     -----------------------------------    -----------------------
                                                    WEIGHTED
                                                   AVERAGE
                                                    REMAINING   WEIGHTED                   WEIGHTED
                                                   CONTRACTUAL   AVERAGE                   AVERAGE
                      RANGE OF          NUMBER        LIFE      EXERCISE      NUMBER       EXERCISE
  PLAN             EXERCISE PRICE    OUTSTANDING   (IN YEARS)     PRICE     EXERCISABLE     PRICE
--------          ----------------   -----------   ----------   --------    -----------    --------
1987 Plan         $0.50 to $0.63       1,350,000         2.06     $0.51       1,350,000      $ 0.51
                                     ===========                            ===========
Non-Plan          $0.27 to $3.69       4,284,000         2.16     $0.33       4,284,000      $ 0.33
                                     ===========                            ===========
1992 Plan         $0.22 to $0.56      21,093,391         7.07     $0.35       7,927,698      $ 0.33
                  $0.64 to $1.50       6,620,491         2.80     $0.71       6,512,991      $ 0.71
                  $2.38 to $4.00         310,355         0.70     $3.01         310,355      $ 3.01
                                     -----------                            -----------
Total 1992 Plan                       28,024,237                             14,751,044
                                     ===========                            ===========

Director's Plan   $0.66 to $0.75         538,500         0.53     $0.73         538,500      $ 0.73
                                     ===========                            ===========


WARRANTS:

     The Company's warrants are granted from time to time at the discretion of the Board of Directors. The exercise price of all warrants generally must be at least equal to the fair market value of such shares on the date of grant. Generally, warrants are exercisable over a five to ten year period as determined by the Board of Directors and vest on the grant date.

     In July 1999, in connection with the PRG Note, PRG was granted a common stock warrant equal to either (i) the number of shares of the Company's common stock (6,666,667) which may be purchased for an aggregate purchase price of $1,250,000 at the fair market value on July 19, 1999 or (ii) the number of shares representing five percent of the fully paid non-assessable shares of common stock of DMC at the purchase price per share equal to either (x) if a DMC qualified sale (a sale in one transaction in which the aggregate sales proceeds to DMC equal or exceed $5,000,000) had closed on or before December 31, 1999, the purchase price per share determined by multiplying the price per share of DMC common stock or security convertible into DMC common stock by seventy-five percent (75%) or (y) if a DMC qualified sale had not closed on or before December 31, 1999, at an aggregate price of $1,250,000.

     Warrant activity is summarized as follows:

                                                               YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------------------------
                                              1997                       1998                       1999
                                   -------------------------    -----------------------   -------------------------
                                                    WEIGHTED                 WEIGHTED                      WEIGHTED
                                                    AVERAGE                  AVERAGE                        AVERAGE
                                                    EXERCISE                 EXERCISE                      EXERCISE
                                     SHARES          PRICE         SHARES     PRICE         SHARES          PRICE
                                   ----------       --------     ---------   --------     ----------       --------
Outstanding at beginning of year    3,888,539          $0.72     3,146,920      $0.81      4,372,684          $0.82
Warrants granted                    2,846,923          $0.76     1,588,164      $0.92      2,587,875          $0.75
Warrants exercised                   (854,119)         $0.41            --         --             --             --
Warrants canceled, expired or
forfeited                          (2,734,423)         $0.75      (362,400)     $1.16     (3,225,145)         $0.82
                                   ----------                    ---------                ----------
Outstanding at end of year          3,146,920          $0.81     4,372,684      $0.82      3,735,414          $0.77
                                   ==========                    =========                ==========
Warrants exercisable at year-end    3,146,920          $0.81     4,172,684      $0.86      3,735,414          $0.77
                                   ==========                    =========                ==========

     The following table summarizes information about warrants outstanding at December 31, 1999:

                        WARRANTS OUTSTANDING                 WARRANTS EXERCISABLE
                   -----------------------------------      ----------------------
                                 WEIGHTED
                                  AVERAGE
                                 REMAINING     WEIGHTED                    WEIGHTED
                                CONTRACTUAL    AVERAGE                     AVERAGE
    RANGE OF         NUMBER        LIFE       EXERCISE         NUMBER     EXERCISE
 EXERCISE PRICE    OUTSTANDING   (IN YEARS)     PRICE       EXERCISABLE     PRICE
 --------------    -----------  ----------    ---------     -----------   ---------
 $0.50 to $0.69       263,914        2.94       $0.62          263,914       $0.62
 $0.75 to $1.66     3,471,500        2.32       $0.78        3,471,500       $0.78


13.  RELATED PARTIES:

     Between 1993 and 1994, the Company entered into five agreements with Quiet Power Systems, Inc. ("QSI"). Environmental Research Information, Inc. ("ERI") owns 33% of QSI and Jay M. Haft, Chairman of the Board of Directors of the Company, owns another 2% of QSI. Michael J. Parrella, President of the Company, owns 12% of the outstanding capital of ERI and shares investment control over an additional 24% of its outstanding capital. In March 1995, the Company entered into a master agreement with QSI which granted QSI an exclusive worldwide license to market, sell and distribute various quieting products in the utility industry. Subsequently, the Company and QSI executed four letter agreements, primarily revising payment terms. On December 24, 1999, the Company executed a final agreement with QSI in which the Company agreed to write-off $239,000 of indebtedness owed by QSI in exchange for the return by QSI to the Company of its exclusive license to use NCT technology in various quieting products in the utility industry. Such amount, originally due on January 1, 1998, had been fully reserved by the Company.

     The Company's President and Chief Executive Officer, who, at December 31, 1999, holds options and warrants for the right to acquire an aggregate of 15,237,000 shares of the Company's common stock, receives an incentive bonus equal to 1% of the cash received by the Company upon the execution of agreements or other documentation evidencing transactions with unaffiliated parties. For the year ended December 31, 1997, 1998 and 1999, approximately $243,000, $206,000 and $169,000 was incurred in connection with this arrangement.

    During 1997, 1998 and 1999, the Company purchased $0.7 million, $0.2 million and $0, respectively, of products from its various manufacturing joint venture entities.


14.  INCOME TAXES:

     The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Accordingly, deferred tax assets and liabilities are established for temporary differences between tax and financial reporting bases of assets and liabilities. A valuation allowance is established when the Company determines that it is more likely than not that a deferred tax asset will not be realized. The

Company's temporary differences primarily result from depreciation related to machinery and equipment and compensation expense related to warrants, options and reserves.

     At December 31, 1999, the Company had available net operating loss carryforwards of approximately $101.2 million and research and development credit carryforwards of $1.7 million for federal income tax purposes, which expire as follows (in thousands):

                                      RESEARCH
                                         AND
                        NET          DEVELOPMENT
      YEAR             LOSSES          CREDITS
      ----            --------       -----------
      2000               $ 129             $  --
      2001                 787                --
      2002               2,119                --
      2003               1,974                --
      2004               1,620                --
      2005               3,870               141
      2006               1,823               192
      2007               6,866               118
      2008              13,456               321
      2009              16,293               413
      2010               9,415                61
      2011               9,051                67
      2012               4,525(1)            267
      2018              14,183(2)            167
      2019              15,079(3)             --
                      --------       -----------
      TOTAL           $101,190            $1,747
                      ========       ===========

----------

(1) Includes approximately $1.2 million net operating loss relating to NCT Audio Products, Inc.
(2) Includes approximately $4.4 million net operating loss relating to NCT Audio Products, Inc.
(3) Includes approximately $6.5 million net operating loss relating to NCT Audio Products, Inc.

     The Company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation. The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance of $3.0 million, $1.4 million and $3.3 million in 1997, 1998 and 1999, respectively.

     The types of temporary differences that give rise to significant portions of the deferred tax assets and the federal and state tax effect of those differences, as well as federal net operating loss and research and development credit, at December 31, 1998 and 1999 were as follows (in thousands):

                                                      DECEMBER 31,
                                              ------------------------------
                                                 1998                 1999
                                              --------              --------
Accounts receivable                           $    157              $     13
Inventory                                          173                   180
Property and equipment                              68                    82
Accrued expenses                                    65                    58
Stock compensation                               2,711                 2,924
Other                                              349                   414
                                              --------              --------
    Total temporary differences               $  3,523              $  3,671
Federal net operating losses                    27,258                30,285
Federal research and development credits         1,580                 1,747
                                              --------              --------
                                              $ 32,361              $ 35,703
Less: Valuation allowance                      (32,361)              (35,703)
                                              --------              --------
  Deferred taxes                              $     --              $     --
                                              ========              ========


15.  LITIGATION:

     On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. Mr. Valerio alleged that (1) the Company is guilty of breach of contract; (2) certain amounts and commissions are allegedly owed to him; and (3) he had suffered damage to his image and reputation among other injuries alleged. The Company retained an Italian law firm specializing in litigation and, through its counsel, filed a reply brief responding to Mr. Valerio's allegations. The Company argued that even if the Tribunal were the appropriate forum for the suit, Mr. Valerio's claim is groundless because a valid contract was never formed. Further, the Company argued that Mr. Valerio is not enrolled in the official Register of Agents and, thus, under applicable Italian law is not entitled to any compensation. Since the submission, the Tribunal has held a pretrial discovery hearing and a hearing before a Discovery Judge. The Discovery Judge held another hearing on May 19, 1998 and established deadlines for final pleadings and a trial date. The Tribunal of Milan, sitting in full bench, heard the case on September 22, 1998. On May 4, 1999, the Company's Italian law firm informed the Company that the Tribunal of Milan had granted the Company's objection to lack of venue and had consequently rejected Mr. Valerio's claim and awarded the Company expenses in the amount of approximately $7,000.

     By a letter dated September 9, 1997, counsel to competitor Andrea Electronics Corporation ("AECorp.") informed the Company that AECorp. believed NCT was improperly using the term "ANR Ready" and infringing upon a trademark owned by AECorp. Representatives of existing and/or potential customers also have informed the Company that AECorp. has made statements claiming that the Company's manufacture and/or sale of certain in-flight entertainment system products infringe a patent owned by the competitor. The Company received a notice dated March 24, 1998 from AECorp.'s intellectual property counsel notifying the Company of its concerns but did not confirm any intention to file suit against NCT. The Company, through special outside counsel, exchanged correspondence with AECorp. but the parties could not come to any resolution. The Company was informed by representatives of existing and/or potential customers that AECorp. was continuing to infer that the Company was infringing.

     On October 9, 1998, the Company's Board of Directors authorized litigation against AECorp. On November 17, 1998, the Company and NCT Hearing filed a complaint against AECorp. in the U.S. District Court, Eastern District of New York. The complaint requested that the court enter judgment in our favor as follows: (1) declare that the two AECorp. patents at issue are invalid and unenforceable and that the Company's products do not infringe upon them; (2) declare that the two AECorp. patents at issue are unenforceable due to misuse by AECorp.; (3) award the Company compensatory damages of no less than $5 million and punitive damages of $50 million for AECorp.'s tortious interference with the Company's prospective contractual advantages; (4) enjoin AECorp. from stating or inferring that the Company's products or their use are infringing any AECorp.-owned patents; and (5) award any other relief the court deems appropriate.

     On or about December 30, 1998, AECorp. filed its answer to the Company's complaint. AECorp. generally denied the above allegations and brought counterclaims against the Company. These include claims that the Company has: infringed the two AECorp. patents at issue and the "ANR Ready" trademark; violated the Lanham Act through NCT's use of the trademark; and unfairly competed with AECorp. by using the trademark.

    The Company and NCT Hearing have since filed a Reply and requested that the court dismiss the counterclaims and enter judgment in favor of the Company and NCT Hearing. The Company also argued that AECorp. is prevented from recovering under certain equitable theories and defenses. Discovery in this suit commenced in mid-1999 and is continuing, although a trial date has not yet been set. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a material effect on quarterly or annual operating results.

     On June 10, 1998, Schwebel Capital Investments, Inc. ("SCI") filed suit in a Maryland state court against the Company and Michael J. Parrella, its Chief Executive Officer and Director. The complaint alleges that the Company breached, and Mr. Parrella interfered with, a purported contract entered into "in 1996" between the Company and SCI. SCI claims that under the contract, the Company agreed to pay SCI commissions when NCT received capital from its investors. The complaint further alleged that SCI is due commissions totaling $1.5 million because the Company refused to honor SCI's right of first refusal. SCI seeks $1,673,000 in compensatory damages, $50,000 in punitive damages and $50,000 in attorneys fees from the Company. SCI also seeks $150,000 in compensatory damages, $500,000 in punitive damages and $50,000 in attorneys fees from Mr. Parrella. The Company has filed and the Court has granted two motions to strike or dismiss some of the plaintiff's claims. No further developments in this suit have occurred. Management believes it has many meritorious defenses and intends to conduct a vigorous defense. In the event the case results in a substantial judgment against the Company, however, the judgment could have a severe material effect on quarterly or annual operating results.

     On June 25, 1998, Mellon Bank FSB ("Mellon") filed suit against Alexander Wescott & Co., Inc. ("AWC") and the Company in a district court in the Southern District of New York. Mellon alleged that either the Company or AWC owe it $326,000, a sum Mellon purportedly paid to both entities when it acted as escrow agent for the Company in a private placement of securities with certain institutional investors. The Company retained counsel and on or about July 27, 1998, AWC filed its answer, counterclaim and cross-claim against Mellon and NCT. AWC specifically requested that the court: (1) dismiss Mellon's amended complaint against AWC; (2) grant AWC commissions totaling $688,000 owed to AWC by the Company; (3) order the Company to issue 784,905 shares of its common stock; (4) declare that AWC is entitled to keep the $326,000 sought by Mellon; and (5) order the delivery of a warrant to purchase 461.13 shares of the common stock of NCT Audio.

     On or about August 20, 1998, the Company filed its reply to AWC's cross-claims. Discovery is currently scheduled to take place in the action. In the opinion of management, after consultation with outside counsel, resolution of this suit should not have a material adverse effect on the Company's financial position or operations. However, in the event that the lawsuit does result in a substantial final judgment against the Company, said judgment could have a material effect on quarterly operating results.

     On December 15, 1998, Balmore and Austost filed suit against NCT Audio and the Company in New York Supreme Court. The complaint alleged breach of contract, common law fraud, negligent misrepresentation, deceptive trade practices, and money had and received. These claims all allegedly arose in connection with an agreement the Company entered into with Balmore and Austost for the sale of shares of NCT Audio common stock in a private placement in December 1997. Specifically, the complaint alleged that: NCT Audio breached an agreement to register shares of its common stock that Balmore and Austost purchased or, in the alternative, shares of the Company's common stock exchangeable for NCT Audio's shares under certain circumstances, and to pay penalties if it failed to do so; NCT Audio made materially false and misleading representations when it faxed non-negotiated agreements instead of executed agreements to Balmore and Austost; NCT Audio and the Company acted negligently and violated duties of full and fair disclosure; and NCT Audio and the Company engaged in deceptive trade practices.

     Balmore and Austost further argued that as a result of these alleged actions, NCT Audio and the Company owed Balmore and Austost compensatory damages not less than $1,819,000 and punitive damages of $3 million. Balmore and Austost also requested that the court require NCT Audio and the Company to register the shares it holds of NCT Audio common stock or rescind the agreement and return to Balmore and Austost the $1 million purchase price. Finally, Balmore and Austost requested treble damages, reasonable attorneys fees, costs and any other relief the court deemed appropriate.

     On January 14, 1999, the Company and NCT Audio filed removal papers to remove the suit from state court to federal court. On January 22, 1999, the Company and NCT Audio filed their answer, affirmative defenses, counterclaims and a third-party complaint. On October 9, 1999, the Company, Balmore and Austost agreed, in principle, on a mutual release and settlement, subject to court approval, whereby all charges, claims and counterclaims which have been individually or jointly asserted against the parties will be dropped. Court approval is pending.

     On September 16, 1999, certain former shareholders and optionees (the "Claimants") of Advancel filed a Demand for Arbitration against the Company with the American Arbitration Association in San Francisco, California. The primary remedy the Claimants seek is recision of the Stock Purchase Agreement, the return of the Advancel stock surrendered in conjunction with the purchase of Advancel by the Company and damages to be determined by arbitration. The Company filed a response and counterclaim on October 13, 1999. After consultation with outside legal counsel, management recognizes that the Company may lose some or all of its claims, encountering significant liability. In the event this Demand for Arbitration does result in a substantial judgment against the Company, said judgment could have a material effect on the Company's quarterly or annual operating results. Outside legal counsel has indicated that it is impossible to estimate a range of potential liability at this early stage with any degree of certainty. The parties have agreed on an arbitrator who has scheduled late May 2000 for an arbitration hearing. Discovery is currently scheduled to take place in the action.

     On September 16, 1999, NCT Audio filed a Demand for Arbitration before the American Arbitration Association in Wilmington, Delaware, against TST and TSA (the "Respondents") alleging, among other things, breach of the asset purchase agreement by which TSA was to sell its assets to NCT Audio, breach of fiduciary duty as a majority shareholder owed to NCT Audio which holds 15% of the outstanding stock of TSA, and breach of obligation of good faith and fair dealing. NCT Audio seeks recision of the purchase agreement and recovery of monies paid to TST for TSA's assets. Concurrently, NCT Audio commenced a preliminary injunction proceeding in the Delaware Court of Chancery, seeking to prevent TST from selling TSA's assets to Onkyo America pending completion of the arbitration proceeding. Such court action was subsequently withdrawn by NCT Audio. On December 8, 1999, Respondents filed an answer and counterclaim in connection with the arbitration proceeding. Respondents asserted their counterclaim to recover (i) the monies and stock owned under the extension agreements; (ii) the $1 million differential between the $9 million purchase price paid by Onkyo America for TSA's assets and the $10 million purchase price that NCT Audio had been obligated to pay; (iii) expenses associated with extending NCT Audio's time to close the transaction; and (iv) certain legal expenses incurred by Respondents.

    The Company believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on financial position and results of operations of the Company.

16.  COMMITMENTS AND CONTINGENCIES:

     The Company is obligated for minimum annual rentals (net of sublease income) under operating leases for offices, warehouse space and laboratory space, expiring through March 2010 with various renewal options, as follows (in thousands):

          YEAR ENDING
           DECEMBER 31,                      AMOUNT
          -------------                      ------
              2000                           $  862
              2001                              841
              2002                              380
              2003                              380
              2004                              380
           Thereafter                         2,038
                                             ------
             Total                           $4,881
                                             ======

     Rent expense (net of sublease income) was $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 1997, 1998 and 1999, respectively.

     In April 1996, the Company established the Noise Cancellation Employee Benefit Plan (the "Benefit Plan") which provides, among other coverage, certain health care benefits to employees and directors of the Company's United States operations. The Company administers this modified self-insured Benefit Plan through a commercial third-party administrative health care provider. The Company's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $1.0 million, while combined individual and family benefit exposure in each Benefit Plan fiscal year is limited to $40,000. Benefit claims in excess of these individual or maximum aggregate stop loss limits are covered by a commercial insurance provider to which the Company pays a nominal premium for such stop loss coverage. The Company records benefit claim expense in the period in which the benefit claim is incurred. As of February 25, 2000, the Company was not aware of any material benefit claim liability.

     As of December 31, 1999, the Company is obligated under various agreements for minimum royalty payments as follows: $335,000, $220,000, $240,000 and $60,000 for 2000, 2001, 2002 and 2003.

     In connection with the acquisition of Advancel, the Company entered into employment agreements with four employees. The Company is obligated under these agreements for $471,500 per annum through 2002, subject to the outcome of the arbitration between the parties (see Note 15).

17.   BUSINESS SEGMENT INFORMATION:

                                  NCT       NCT     COMMUNI-                     ADVANCEL     TOTAL
                                 AUDIO    HEARING   CATIONS   EUROPE    DMC     LOGIC CORP   SEGMENTS     OTHER    GRAND TOTAL
                               --------   -------  ---------  ------  -------   ----------  ----------    -------  ------------
                                                                    (in thousands of dollars)

1999

Net Sales - External           $    856   $   708    $   874  $    4  $    --      $ 1,069    $  3,511    $    --     $  3,511
Net Sales - Other Operating
Segments                              4        --         --     866       --           --         870       (870)          --
License Fees and royalties          506       157        906      --      850        1,100       3,519         33        3,552
Interest Income                     167       --          --       1       --           --         168       (142)          26
Depreciation/Amortization            10       --          --      43        4           16          73      1,897        1,970
Operating Income (Loss)         (10,679)   (3,414)    (2,643)     86   (2,739)      (1,453)    (20,842)    (2,929)     (23,771)
Segment Assets                    2,228     1,791        897     164      963          728       6,771      6,606       13,377
Capital Expenditures                 --        --          1       4       26            3          34         17           51

1998

Net Sales - External           $    383   $ 1,191    $   780  $   28  $    --      $    69    $  2,451       $ 71     $  2,522
Net Sales - Other Operating
Segments                              2        23          6   1,113       --           --       1,144     (1,144)          --
License Fees and royalties          350        86         18      --       --          200         654        148          802
Interest Income                     110        --         --      15       --           --         125        313          438
Depreciation/Amortization             5        --         --      38       --            8          51        979        1,030
Operating Income (Loss)          (4,359)   (3,697)    (4,326)    (12)      --         (658)    (13,052)    (1,131)     (14,183)
Segment Assets                    6,752     2,449        301     218       --          922      10,642      4,823       15,465
Capital Expenditures                 33         8         21     102       --           34         198        350          548

1997

Net Sales - External           $      4   $ 1,709    $   127  $   67  $    --      $    --    $  1,907    $   181     $  2,088
Net Sales - Other Operating
Segments                             --        --         --     847       --           --         847       (847)          --
License Fees                      3,000        --        345      --       --           --       3,345        285        3,630
Interest Income                      --        --         --      18       --           --          18         99          117
Depreciation/Amortization            --        --         --      44       --           --          44        855          899
Operating Income (Loss)             785    (3,618)    (2,582)   (411)      --           --      (5,826)    (4,022)      (9,848)
Segment Assets                    2,333     1,227        397     301       --           --       4,258     13,103       17,361
Capital Expenditures                 12         5         13      26       --           --          56        188          244



     NCT Audio:

     NCT Audio is engaged in the design, development and marketing of products which utilize innovative FPT technology. The products available by NCT Audio are the Gekko(TM) flat speaker and ArtGekko(TM) printed grille collection. The Gekko(TM) flat speaker is marketed primarily to the home audio market, with potential in many other markets including the professional audio systems market, the automotive audio aftermarket, the aircraft industry, other transportation markets, the multimedia markets and as an audio/visual advertising medium. The principal NCT Audio customers are end users, automotive OEM's, manufacturers of integrated cabin management systems and DMC.


     NCT Hearing:

     NCT Hearing designs, develops and markets active noise reduction headset products to the communications headset market and the telephony headset market. The products consist of the NoiseBuster(R) product line and the ProActive(R) product line. The NoiseBuster(R) products consist of the NoiseBuster Extreme!(TM), a consumer headset, the NB-PCU, a headset used for in-flight passenger entertainment systems and communications headsets for cellular, multimedia and telephony. The ProActive(R) products consist of noise reduction headsets and communications headsets for noisy industrial environments. The majority of NCT Hearing's sales are in North America. Principal customers consist of end-users, retail stores, OEMs and the airline industry.


     Communications:

     The communications division of the Company focuses on the telecommunications market and in particular the hands-free market. The communications technology includes ClearSpeech(R)-Acoustic Echo Cancellation and ClearSpeech(R)-Compression. ClearSpeech(R)-Acoustic Echo Cancellation removes acoustic echoes in hands-free full-duplex communication systems. Applications for this technology are cellular telephony, audio and video teleconferencing, computer telephony and gaming, and voice recognition. ClearSpeech(R)-Compression maximizes bandwidth efficiency in wireless, satellite and intranet and internet transmissions and creates smaller, more efficient voice files while maintaining speech quality. Applications for this technology are intranet and internet telephony, audio and video conferencing, PC voice and music, telephone answering devices, real-time multimedia multitasking, toys and games, and playback devices. The communications products include the ClearSpeech(R)-Microphone and the ClearSpeech(R)-Speaker. The majority of Communications' sales are in North America. Principal markets for Communications are the telecommunications industries and principal customers are OEM's, system integrators and end-users.


     Europe:

     The principal activity of NCT Europe is the provision of research and engineering services in the field of active sound control technology to the Company. NCT Europe provides research and engineering to Audio, Hearing and Communications as needed. NCT Europe also provides a marketing and sales support service to the Company for European sales.


    DMC:

     DMC is a new microbroadcasting media company that delivers licensed CD-quality music as well as on-air and billboard advertising to out-of-home commercial and professional venues via a digital network of placed-based microbroadcasting stations, called Sight and Sound(TM). The Sight and Sound(TM) system consists of a central control network that communicates to a digital broadcast station, which plays music selections and advertisements through flat panel speakers. The speaker grilles double as visual billboards. The speakers will be provided by NCT Audio.


     Advancel Logic Corp.:

     Advancel is a participant in the native Java(TM) embedded microprocessor market. The purpose of the Java(TM) platform is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has been developing a family of processor cores, which will execute instructions written in both Java bytecode and C (and C++), significantly enhancing the rate of instruction execution, which opens up many new applications. The potential for applications consists of the next generation home appliances and automotive applications, manufacturers of smartcard processors, hearing aids and mobile communications devices.


     Other:

     The "Net Sales - Other Operating Segments" primarily consists of inter-company sales, which are eliminated in consolidation. "Segment Assets" consists primarily of corporate assets. "Operating Income/(Loss)" primarily includes corporate charges.


18.  GEOGRAPHICAL INFORMATION (BY COUNTRY OF ORIGIN) -
     TOTAL SEGMENTS (IN THOUSANDS):

                                             DECEMBER 31,
                            -------------------------------------------------
                              1997                 1998                1999
                            -------              -------              -------

Revenues
 United States              $ 2,089              $ 3,209              $ 3,174
 Europe                       3,270                   71                3,755
 Far East                       359                   44                  134
                            -------              -------              -------
    Total                   $ 5,718              $ 3,324              $ 7,063
                            =======              =======              =======

Net (Income) Loss
 United States              $ 9,211              $13,728              $23,353
 Europe                         411                   12                  (86)
 Far East                       226                  443                  504
                            -------              -------              -------
    Total                   $ 9,848              $14,183              $23,771
                            =======              =======              =======
Identifiable Assets
 United States              $17,060              $15,166              $13,174
 Europe                         301                  218                  164
 Far East                        --                   81                   39
                            -------              -------              -------
    Total                   $17,361              $15,465              $13,377
                            =======              =======              =======


19.  SUBSEQUENT EVENTS:

     On January 25, 2000, the Board of Directors designated a new series of preferred stock based upon a negotiated term sheet. The Series G Preferred Stock consists of 5,000 designated shares, par value of $0.10 per share and a stated value of one thousand dollars ($1,000) per share with a cumulative dividend of four percent (4%) per annum on the stated value payable upon conversion in either cash or common stock. On March 6, 2000, the Company and an accredited investor entered into an agreement under which the Company sold an aggregate stated value of $2.004 million (2,004 shares) of Series G Preferred Stock, in a private placement pursuant to Regulation D of the Securities Act for an aggregate of $1.750 million. The Company received $1.0 million for the sale at the closing and will receive the balance of $750,000, upon the registration of shares of common stock for resale upon the conversion of the Series G Preferred

Stock. Each share of Series G Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock pursuant to a predetermined conversion formula which provides that the conversion price will be the lesser of (i) the weighted average of the closing bid price for the common stock on the securities market on which the common stock is being traded for five (5) consecutive trading days prior to the date of conversion; or (ii) the fixed conversion price of $0.777. The Company plans to register shares of common stock for the conversion of the Series G Preferred Stock.

     On January 27, 2000, the Series F Preferred Stock Certificate of Designations was amended to obligate the Company to issue up to 77,000,000 shares of its common stock upon the conversion of the 12,500 designated shares of Series F Preferred Stock, as noted above. Such increase in the number of shares of common stock was made in the interest of investor relations of the Company. The Company intends to register additional shares of common stock for the conversion of the amended Series F Preferred Stock Certificate of Designations.

20.     SUBSEQUENT EVENTS (UNAUDITED):

     On March 27, 2000, the Company's subsidiary, DMC, has entered into a joint venture for the development of a DMC microbroadcasting media market in Israel. DMC has entered into a license agreement for $2.0 million in connection with this transaction. The joint venture is equally owned by DMC and its investment partners. DMC's investor partners are responsible for funding the venture.

        On March 27, 2000, the Company received $1.0 million from Carole Salkind for an additional secured convertible note with the same terms and conditions of the Note received on January 26, 1999 (see Note 8).

     On April 3, 2000, the Company's subsidiary, DMC, has entered into a license agreement for $2.0 million to develop a portion of the DMC affiliate network in the New York region.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II

Board of Directors and Stockholders of
  NCT Group, Inc.

     Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements of NCT Group, Inc. as of December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999 taken as a whole. The information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


/s/ Richard A. Eisner & Company, LLP


New York, New York
February 25, 2000


With respect to Note 11
March 7, 2000

                                                             SCHEDULE II
                                                 NCT GROUP, INC. AND SUBSIDIARIES
                                                VALUATION AND QUALIFYING ACCOUNTS
                                                     (In thousands of dollars)
---------------------------------------------------------------------------------------------------------------------------
              Column A                   Column B                 Column C                  Column D             Column E
---------------------------------------------------------------------------------------------------------------------------
                                                            (1)             (2)
                                                                          Charged
                                          Balance at      Charged in      to other                                Balance
                                          beginning       costs and       accounts-         Deductions-          at end of
            Description                   of period        expenses       describe          describe              period
---------------------------------         ----------      ----------      ---------         -----------          ---------

Year ended December 31, 1997                $  123           $130         $  (65)(2)          $  (150)(3)         $   38
Year ended December 31, 1998                    38            232            (42)(2)               --                228
Year ended December 31, 1999                   228             77            (83)(2)             (139)                83
Allowance for doubtful accounts

Year ended December 31, 1997                $  262           $210         $   --              $    --             $  472
Year ended December 31, 1998                   472            365           (329)(1)               --                508
Year ended December 31, 1999                   508             21             -- (1)               --                529
Allowance for inventory obsolence

Year ended December 31, 1997                $2,873           $574         $   --              $    --             $3,447
Year ended December 31, 1998                 3,447            482             --                 (655)(4)          3,274
Year ended December 31, 1999                 3,274            410             --                   --              3,684
Accumulated depreciation

Year ended December 31, 1997                $   --           $ --         $   --              $    --             $   --
Year ended December 31, 1998                    --             68             --                   --                 68
Year ended December 31, 1999                    68            970          3,125 (5)               --              4,163
Amortization of goodwill

Year ended December 31, 1997                $1,478           $335         $   --              $    --             $1,813
Year ended December 31, 1998                 1,813            480             --                   --              2,293
Year ended December 31, 1999                 2,293            585             --                   --              2,878
Amortization of patents


Attention is directed to the foregoing accountants' reports and to the accompanying Notes to Financial Statements.

------------
(1)  To write off reserves applied to prior year-end inventory.

(2)  To write off fully reserved accounts receivable deemed uncollectible.

(3)  To reduce reserve for accounts collected.

(4)  To write off tooling against reserve.

(5)  To write down goodwill to estimated net realizable value.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


NCT GROUP, INC.
(FORMERLY KNOWN AS
NOISE CANCELLATION TECHNOLOGIES, INC.)


By: /s/ MICHAEL J. PARRELLA                                 Date: April 14, 2000
    ------------------------------
    Michael J. Parrella, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                          CAPACITY                           DATE
       ---------                          --------                           ----

/s/ MICHAEL J. PARRELLA           President, Chief Executive             April 14, 2000
-----------------------              Officer and Director
Michael J. Parrella              (Principal Executive Officer)


/s/ CY E. HAMMOND                  Senior Vice President and             April 14, 2000
-----------------------             Chief Financial Officer
Cy E. Hammond                      (Principal Financial and
                                       Accounting Officer)


/s/ JAY M. HAFT                      Chairman of the Board               April 14, 2000
-----------------------            of Directors and Director
Jay M. Haft


/s/ JOHN J. McCLOY II                      Director                      April 14, 2000
-----------------------
John J. McCloy II


/s/ SAMUEL A. OOLIE                        Director                      April 14, 2000
-----------------------
Samuel A. Oolie