Form 10-Q
period 2000-03-31
NCT GROUP INC
filed 2000-05-16
CIK 722051

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED            March 31, 2000

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

                                 /X/ Yes / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      275,120,459 shares outstanding as of May 9, 2000

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                               (in thousands except per
                                               share amounts)
                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   1999         2000
                                                 ----------   ---------
REVENUES:

   Technology licensing fees and royalties       $   2,722    $   4,200
   Product sales, net                                  652          312
   Engineering and development services                809            -
                                                 ----------   ---------
          Total revenues                         $   4,183    $   4,512
                                                 ----------   ---------

COSTS AND EXPENSES:
   Cost of product sales                         $     434    $     623
   Cost of engineering and development services        508            -
   Selling, general and administrative               2,985        1,192
   Research and development                          1,713          967
   Equity in net loss of unconsolidated
     affiliates (net of amortization of
     goodwill of $191)                                 103            -
   Other (income)/expense                                -        3,073
   Interest (income)/expense                           (24)       1,166
                                                 ----------   ---------
          Total costs and expenses               $   5,719    $   7,021
                                                 ----------   ---------

NET LOSS                                         $  (1,536)   $  (2,509)

   Common stock preferential return              $       -    $      53
   Preferred stock dividend requirement              5,561          666
   Accretion of difference between carrying
     amount and redemption amount of
     redeemable preferred stock                        159           39
                                                 ----------   ---------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                              $  (7,256)   $  (3,267)
                                                 ==========   =========

Basic and diluted loss per share                 $   (0.05)   $   (0.01)

Weighted average common shares outstanding -
  basic and diluted                                158,504      271,580
                                                 ==========   =========

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS
(in thousands, unaudited)                          (in thousands of
                                                       dollars)
                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   1999         2000
                                                 ----------   ---------

NET LOSS                                         $  (1,536)   $ (2,509)

Other comprehensive income/(loss):
   Currency translation adjustment                      24         (50)
                                                 ----------   ---------

COMPREHENSIVE LOSS                               $  (1,512)   $ (2,559)
                                                 ==========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)                                    (in thousands of dollars)
                                                                                December 31         March 31,
ASSETS (Note 7)                                                                    1999               2000
                                                                                ------------        -----------
Current assets:                                                                                     (Unaudited)
     Cash and cash equivalents (Note 1)                                         $     1,126         $    1,372
     Restricted cash (Note 7)                                                           667                612
     Accounts receivable, net (Note 2)                                                  237              3,922
     Inventories, net (Note 3)                                                        2,265              1,836
     Other current assets                                                               152                210
                                                                                ------------        -----------
                     Total current assets                                       $     4,447         $    7,952

Property and equipment, net                                                             449                380
Goodwill, net                                                                         3,497              3,314
Patent rights and other intangibles, net                                              2,296              2,150
Other assets (Note 5)                                                                 2,688              2,655
                                                                                ------------        -----------
                                                                                $    13,377         $   16,451
                                                                                ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $     3,647         $    2,538
     Accrued expenses                                                                 3,189              2,328
     Accrued payroll, taxes and related expenses                                         64                 86
     Other liabilities (Note 6)                                                         807                893
     Current maturities of convertible notes (Note 7)                                     -              1,015
     Deferred income                                                                     21                 21
                                                                                ------------        -----------
                     Total current liabilities                                  $     7,728         $    6,881
                                                                                ------------        -----------

Long term liabilities:
     Convertible notes and accrued interest (Note 7)                            $     4,107         $    3,939
                                                                                ------------        -----------
                     Total long term liabilities                                $     4,107         $    3,939
                                                                                ------------        -----------

Commitments and contingencies

Common stock subject to resale guarantee (Note 9)                               $     1,592         $      965
                                                                                ------------        -----------
Minority interest in consolidated subsidiary Preferred stock in subsidiary, $.10 par value, 1,000 shares authorized,
   issued and outstanding, 3 and 0 shares, respectively
   (redemption amount $317,162 and $0, respectively)                            $       317         $        -
                                                                                ------------        -----------
Stockholders' equity (Note 4)
Preferred stock, $.10 par value, 10,000,000 shares authorized

    Series F preferred stock, 4,715 and 3,510 shares issued and outstanding, respectively (redemption amount $4,789,407
      and $3,598,840, respectively)                                             $     2,790         $    2,106
    Series G preferred stock, issued and outstanding, 0 and 1,254 shares, respectively (redemption amount $0 and $1,257,023,
      respectively)                                                                       -                974

Common stock, $.01 par value, authorized 325,000,000 shares; issued
    268,770,739 and 281,146,986 shares, respectively                                  2,688              2,812

Additional paid-in-capital                                                          130,865            137,825
Unearned portion of compensatory stock, warrants and options                            (55)               (51)
Expenses to be paid with common stock                                                (1,282)              (617)
Accumulated deficit                                                                (131,475)          (133,984)
Cumulative translation adjustm                                                           65                 15
Stock subscriptions receivable                                                       (1,000)            (1,451)
Treasury stock (6,078,065 shares of common stock)                                    (2,963)            (2,963)
                                                                                ------------        -----------
                     Total stockholders' equity                                 $      (367)        $    4,666
                                                                                ------------        -----------
                                                                                $    13,377         $   16,451
                                                                                ============        ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)                                                  (in thousands of dollars)
                                                            Three months ended March 31,
                                                            ----------------------------
                                                                1999            2000
                                                            -----------     ------------
Cash flows from operating activities:
 Net (loss)                                                 $   (1,536)     $   (2,509)
 Adjustments to reconcile net loss to net cash
  (used in) operating activities:
    Depreciation and amortization                                  362             402
    Common stock and options issued as consideration for:
       Compensation                                                 54               5
       Operating expenses                                            -              25
    Provision for tooling costs                                      6               -
    Provision for inventory                                          -             250
    Provision for doubtful accounts                                 27              10
    Equity in net loss of unconsolidated affiliates, net of
      amortization of goodwill of $191                            (103)              -
    Preferred stock received for license fees                   (2,000)              -
    Impairment of goodwill (Note 10)                                 -           3,073
    Discount on beneficial conversion feature on
      convertible note (Note 7)                                      -           1,000
    Changes in operating assets and liabilities:
     (Increase) in accounts receivable                            (802)         (3,695)
     (Increase) decrease in inventories, net                      (164)            176
     Decrease in other assets                                       20              36
     Increase (decrease) in accounts payable and accrued
       expenses                                                    976          (1,608)
     Increase in other liabilities                                 298             (79)
                                                            -----------     -----------
    Net cash (used in) operating activities                 $   (2,862)     $   (2,914)
                                                            -----------     -----------
Cash flows from investing activities:
   Capital expenditures                                     $      (12)     $       (5)
   Decrease in restricted cash                                       -              55
   Deferred charges                                                  -             (61)
   Acquisition of affiliates (Note 5)                             (154)              -
                                                            -----------     -----------
     Net cash (used in) investing activities                $     (166)     $      (11)
                                                            -----------     -----------

Cash flows from financing activities:
   Proceeds from:
     Convertible notes (net) (Note 7)                       $    1,000      $    1,000
     Sale of preferred stock (net) (Note 10)                     1,799             966
     Proceeds from common stock subject to resale (Note 9)           -             620
     Exercise of stock options (net)                                 1             631
                                                            -----------     -----------

     Net cash provided by financing activities              $    2,800      $    3,217
                                                            -----------     -----------

Effect of exchange rate changes on cash                     $       28      $      (46)
                                                            -----------     -----------

Net increase (decrease) in cash and cash equivalents        $     (200)     $      246
Cash and cash equivalents - beginning of period                    529           1,126
                                                            -----------     -----------

Cash and cash equivalents - end of period                   $      329      $    1,372
                                                            ===========     ===========

Cash paid for interest                                      $         -     $        -
                                                            ===========     ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.    Basis of Presentation:

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions and rules of the Securities and Exchange Commission (the "Commission"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the NCT Group, Inc. (the "Company" or "NCT") Annual Report on Form 10-K, for the year ended December 31, 1999, filed on April 14, 2000.

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $134.0 million on a cumulative basis through March 31, 2000. These losses, which include the cost for development of products for commercial use, have been funded primarily from
(1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales and (6) engineering and development funds received from strategic partners and customers.

      On March 7, 2000, the Company and DistributedMedia.com, Inc. ("DMC"), a wholly owned subsidiary of the Company, signed an agreement to license the use of Digital Broadcasting Station Software ("DBSS") systems and related technology in two station areas in the New York DMA territory to Eagle Assets Limited ("Eagle"). The amount of the license fee was $1.0 million for each station. At March 31, 2000, the Company recorded a $2.0 million receivable. On April 6, 2000 the Company received $0.5 million. An additional $0.5 million is payable within 90 days of the signing of the agreement and a promissory note for $1.0 million is to be issued and paid within twelve months of the signing of the agreement. The Company also granted Eagle the option to purchase in its entirety a 5% interest of the then outstanding equity of DMC, on a fully diluted basis, at an exercise price equal to the lesser of (i) $3.0 million or (ii) at any given closing of a sale of equity interests in DMC at a price equal to 80% of the total fair market value of the total outstanding equity attributed to DMC at such closing, as evidenced by the price paid for such equity interests, multiplied by 5%. The Company also granted Eagle a single option to purchase a non-exclusive license from DMC to use the DBSS in two additional station areas in the New York DMA territory for $1.0 million each.

      On March 30, 2000, the Company and DMC signed an agreement to license the use of DBSS systems and related technology in Israel to Brookepark Limited ("Brookepark"). The amount of the license fee was $2.0 million. On March 30, 2000, the Company received $0.5 million. At March 31, 2000, the Company recorded a $1.5 million receivable. An additional $0.5 million is payable within 90 days of the signing of the agreement and a promissory note for $1.0 million is to be issued and paid within twelve months of the signing of the agreement. The Company also granted Brookepark options to purchase an exclusive license from DMC to use the DBSS in each of the remaining Middle East countries for $2.0 million each. The Company shall have the right to terminate any such unexercised option to purchase an additional license by entering into a separate agreement with a third party for licensing of the DBSS system or technology in any one of the remaining Middle East countries. Brookepark will receive a 50% commission on all cash received by DMC upon the execution of any agreement for the license of the DBSS system entered into by DMC in any of the remaining Middle East countries for which Brookepark was the originator of the placement of the license.

      Cash, cash equivalents and short-term investments amounted to $1.4 million at March 31, 2000, increasing from $1.1 million at December 31, 1999. Management believes that currently available funds will not be sufficient to sustain the Company at present levels for the next 12 months. The Company's ability to continue as a going concern is dependent on funding from several sources, including available cash, cash from the exercise of warrants and options, and cash inflows generated from the Company's revenue sources: technology licensing fees and royalties, product sales, and engineering and development services. The level of realization of funding from the Company's revenue sources is presently uncertain. In the event that anticipated technology licensing fees and royalties, product sales, and engineering and development services do not generate sufficient cash, management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

      In the event that funding from internal sources is insufficient, the Company would have to substantially cut back its level of spending which could substantially curtail the Company's operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists about the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of financing from other sources to fund any cash deficiencies. See Note 10 with respect to recent financing.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at March 31, 2000, about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


2.    Accounts Receivable:

      Accounts receivable comprise the following:

          (thousands of dollars)
                                         December 31,      March 31,
                                             1999            2000
                                         --------------  --------------
   Technology license fees and royalties   $       -       $   3,685
   Engineering and development services           33              33
   Other                                         287             297
   Allowance for doubtful accounts               (83)            (93)
                                         --------------  --------------
       Accounts receivable, net            $     237       $   3,922
                                         ==============  ==============

      Technology licensing fees receivable included DMC license agreements in the amount of $3.5 million (see Note 1 for further details).

3.    Inventories:

      Inventories comprise the following:

          (thousands of dollars)
                                          December 31,     March 31,
                                             1999            2000
                                         --------------  --------------
   Components                              $     360       $     341
   Finished goods                              2,434           2,274
                                         --------------  --------------
   Gross inventories                       $   2,794       $   2,615
   Reserve for obsolete & slow moving
   inventory                                    (529)           (779)
                                         --------------  --------------
       Inventories, net of reserves        $   2,265       $   1,836
                                         ==============  ==============

      The reserve for obsolete and slow moving inventory at March 31, 2000 has increased to $0.8 million primarily due to a $0.3 million charge for slow moving hearing product inventory during the first three months of 2000, net of applications of reserve.

4. Stockholders' Equity:

      The changes in stockholders' equity during the three months ended March 31, 2000, were as follows:

                                                               (in thousands)
                   -------------------------------------------------------------------------------------------------------------
                                                   Accre-
                                        Exchange/  tion/                                            Expenses
                                Sale    Conver-    Divi-    Net     Stock       Unearned            To Be
                                of      sion of    dend of  Sale    Subscrip-   Compen-             Paid       Trans-
                    Balance     Pre-    Pre-       Pre-     of      tion        satory              With       lation    Balance
                    at          ferred  ferred     ferred   Common  Receiv-     Options/  Net       Common     Adjust-   at
                    12/31/99    Stock   Stock      Stock    Stock   able        Warrants  Loss      Stock      ment      3/31/00
                    --------    ------  ---------  -------  ------  ---------   --------  --------  --------   -------   -------
Series F
Preferred Stock:
  Shares                    5       -       (1)       -          -      -           -           -        -        -              4
  Amount            $   2,790   $   -   $ (719)    $ 35     $    -  $   -       $   -     $     -   $    -     $  -      $   2,106

Series G
Preferred
Stock:
  Shares                    -       1        -        -          -      -           -           -        -        -              1
  Amount            $       -   $ 971   $    -     $  3     $    -  $   -       $   -     $     -   $    -     $  -      $     974

Common
Stock:
  Shares              268,771       -    11,413       -        963      -           -           -        -        -        281,147
  Amount            $   2,688   $   -   $   114    $  -     $   10  $   -       $   -     $     -   $    -     $  -      $   2,812

Treasury
Stock:
  Shares                6,078       -        -        -          -      -           -           -        -        -          6,078
  Amount            $  (2,963)  $   -   $    -     $  -     $    -  $   -       $   -     $     -   $    -     $  -      $  (2,963)

Additional
Paid-in
Capital             $ 130,865   $   -   $  918     $(38)    $4,695  $   -       $   -     $     -   $1,385     $  -      $ 137,825

Accumulated
(Deficit)           $(131,475)  $   -   $    -     $  -     $    -  $   -       $   -     $(2,509)  $    -     $  -      $(133,984)

Cumulative
Translation
Adjustment          $      65   $   -   $    -     $  -     $    -  $   -       $   -     $     -   $    -     $(50)     $      15

Stock
Subscription
Receivable          $  (1,000)  $   -   $    -     $  -     $    -  $(451)      $   -     $     -   $    -     $  -      $  (1,451)

Expenses
to be
Paid with
Common
Stock               $  (1,282)  $   -   $    -     $  -     $    -  $   -       $   -     $     -   $  665     $  -      $    (617)

Unearned
Compensatory
Stock
Option              $     (55)  $   -   $    -     $  -     $    -  $   -       $   4     $     -   $    -     $  -      $     (51)


5.    Other Assets:

      On August 14, 1998, NCT Audio agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), an automotive audio system supplier. Earlier on June 11, 1998, NCT Audio had paid a non-refundable deposit of $1,450,000 towards the purchase price. The total purchase price was $10,000,000 and up to an additional $6,000,000 in possible future cash contingent payments. NCT Audio then paid Top Source Technologies, Inc. ("TST") $2,050,000 on July 31, 1998. The money was held in escrow with all of the necessary securities and documents to evidence ownership of 20% of the total equity rights and interests in TSA. When the shareholders of TST approved the transaction on December 15, 1998, the $2,050,000 was delivered to TSA and NCT Audio took ownership of the documentation and securities held in escrow. NCT Audio had an exclusive right, as extended, to purchase the assets of TSA through July 15, 1999. Under the terms of the original agreement, NCT Audio was required to pay TST $6.5 million on or before March 31, 1999 to complete the acquisition of TSA's assets. As consideration for an extension of such exclusive right from March 31, 1999 to May 28, 1999, NCT Audio agreed to pay TST a fee of $350,000, consisting of $20,685 in cash, $125,000 of NCT Audio's minority interest in TSA earnings, and a $204,315 note payable due April 16, 1999. Due to the non-payment of the note by April 30, 1999, (a) the note would begin to accrue interest on April 17, 1999 at the lower of the rate of two times prime rate or the highest rate allowable by law; (b) the $20,685 and $125,000 portion of the extension fee would no longer be credited toward the $6.5 million purchase price due at closing; and (c) the $204,315 portion of the extension fee would no longer be credited toward the $6.5 million closing amount due. To date, NCT Audio has not paid the note. In addition, due to NCT Audio's failure to close the transaction by March 31, 1999, NCT Audio was required to pay a penalty premium of $100,000 of NCT Audio's preferred stock. Since NCT Audio failed to close the contemplated transaction by May 28, 1999, NCT Audio has forfeited its minority earnings in TSA for the period June 1, 1999 through May 30, 2000. In exchange for an extension from May 28, 1999 to July 15, 1999, NCT Audio relinquished 25% of its minority equity ownership in TSA. As a result, NCT Audio now has a 15% minority interest in TSA. On or about July 15, 1999, NCT Audio determined it would not proceed with the purchase of the assets of TSA, as structured, due primarily to its difficulty in raising the requisite cash consideration. Consequently, NCT Audio reduced its net investment in TSA to $1.2 million, representing its 15% minority interest, net of the above noted penalties, and recorded a $2.4 million charge in the quarter ended June 30, 1999 for the write-down of its investment to its estimated net realizable value. On September 30, 1999, Onkyo America purchased substantially all of the assets of TSA and certain assets of TST used in TSA's operations. NCT Audio is claiming and seeks its pro rata share of the consideration paid by Onkyo America, less the penalties described above. The amount which TST owes NCT Audio is in dispute; consequently, receipt of the funds is contingent on the outcome of the arbitration between the Company, TST and TSA (see Note 8.)


6.    Other Liabilities:

      On June 5, 1998, Interactive Products, Inc. ("IPI") entered into an agreement with the Company granting the Company a license to, and an option to purchase a joint ownership interest in, patents and patents pending which relate to IPI's speech recognition technologies, speech compression technologies and speech identification and verification technology. The aggregate value of the patented technology is $1,250,000, which was paid by a $150,000 cash payment and delivery of 1,250,000 shares of the Company's common stock valued at $0.65625 per share on June 5, 1998. At such time as IPI sells any of such shares, the proceeds thereof will be allocated towards a fully paid-up license fee for the technology rights noted above. In the event that the proceeds from the sale of shares are less than the $1,100,000, the Company will record a liability representing the cash payment due. On July 5, 1998, the Company paid IPI $50,000, which was held in escrow as security for the fulfillment of the Company's obligations, towards the liability. The Company recorded a liability representing the difference between the Company's payment obligations and the IPI net proceeds from its sale of shares of the Company's common stock. Such liability was $0.5 million at March 31, 2000.

      On September 4, 1998, the Company acquired the issued and outstanding common stock of Advancel Logic Corporation ("Advancel"), a Silicon Valley-based developer of microprocessor cores that execute Sun Microsystems' Java(TM) code. The acquisition was pursuant to a stock purchase agreement dated as of August 21, 1998 (the "Stock Purchase Agreement") among the Company, Advancel and certain shareholders of Advancel (the "Advancel Shareholders"). The consideration for the acquisition of the Advancel common stock consisted of an initial payment of $1.0 million payable by the delivery of 1,786,991 shares of the Company's treasury stock together with future payments, payable in cash or in common stock of the Company at the election of the Advancel Shareholders (individually, an "earnout payment" and collectively, the "earnout payments") based on Advancel's earnings before interest, taxes, depreciation and amortization, as defined in the Stock Purchase Agreement, for each of the calendar years 1999, 2000, 2001 and 2002 (individually, an "earnout year" and collectively, the "earnout years"). While each earnout payment may not be less than $250,000 in any earnout year, there is no maximum earnout payment for any earnout year or for all earnout years in the aggregate. On April 25, 2000, the Company and the Advancel Shareholders reached an agreement which eliminates any and all earnout due the Advancel Shareholders (see Note 8). In connection therewith the Company reversed the $0.3 million liability and reduced selling, general and administrative expenses by such.

      In addition, the Company's liabilities include a $100,000 note payable plus interest to a former employee of Advancel at March 31, 2000. The note bears interest at a rate of 8.25%, compounded annually and was due in two equal installments on December 1, 1998 and March 1, 1999. The note has not been paid.

      On April 12, 1999, the Company granted a worldwide non-exclusive, non-transferable license to L&H. The agreement provides L&H access to NCT's noise and echo cancellation algorithms for use in L&H's technology. In consideration of the Company's grant of a license to L&H, the Company recognized a non-refundable royalty fee of $0.8 million. During the third quarter of 1999, L&H and the Company agreed to offset the balances due each other. Consequently, the Company's balance due L&H at March 31, 2000 is $0.1 million.

7.    Convertible Notes:

      On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor (the "Holder"), subscribed and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. The secured convertible notes are collateralized by the Company's inventory, machinery, equipment, stocks, bonds, notes, accounts receivable, any rights or claims that they may have against any other person, firm, or corporation for monies, choses in action, any bank accounts, checking accounts, certificates of deposit or any financial instrument, patents and intellectual property rights or any other assets owned by Borrower as of the date of the agreement, or hereafter acquired. A secured convertible note (the "Note") for $1.0 million was signed on January 26, 1999, and proceeds were received on January 28, 1999. The Note is to mature on January 25, 2001 and earn interest at the prime rate as published from day to day in The Wall Street Journal from the issue date until the Note becomes due and payable. The Holder shall have the right at any time on or prior to the day the Note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the Note into fully paid and non-assessable shares of common stock of the Company at the conversion price. The conversion price, as amended by the parties on September 19, 1999, on the Note and any other notes, shall be the lesser of (i) the lowest closing transaction price for the common stock on the securities market on which the common stock is being traded, at any time during September 1999; (ii) the average of the closing bid prices for the common stock on the securities market on which the common stock is being traded for five (5) consecutive trading days prior to the date of conversion; or (iii) the fixed conversion price of $0.17. In no event will the conversion price be less than $0.12 per share. On each of June 4, 1999, June 11, 1999, July 2, 1999, July 23, 1999, August 25, 1999, September 19, 1999 and March 27, 2000, the Company received proceeds of $250,000, $250,000, $500,000, $250,000, $500,000, $250,000
and $1,000,000, respectively, from the Holder for other secured convertible notes with the same terms and conditions of the Note described above. At March 31, 2000, the Company has an aggregate of $4.0 million of secured convertible notes. The Company recorded a beneficial conversion feature of $1.0 million in connection with the convertible notes during the first quarter of 2000.

      On July 19, 1999, DMC, a wholly-owned subsidiary of the Company, signed a convertible guaranteed term promissory note ("PRG Note") with Production Resource Group ("PRG") in the amount of $1.0 million. PRG will provide lease financing to DMC for its Sight and Sound(TM) systems (the "Systems") and will provide integration, installation and maintenance services to DMC. DMC received a portion of the PRG Note ($125,000) on July 22, 1999. Of the $1,000,000 note proceeds, $750,000 was deposited into an escrow account and be used to pay rental and installation costs due from DMC with respect to the Systems. Further, DMC may draw an additional $125,000 provided that PRG continues to have a good faith belief that the Systems are functioning properly and that DMC has obtained at least one network-wide advertising client providing annual advertising revenues of at least $250,000. At March 31, 2000, the balance in the escrow account and classified as restricted cash was $612,000. The PRG Note matures on July 19, 2001 and earns interest at ten percent (10%) per annum. PRG may convert the PRG Note in whole or in part at its election into shares of DMC's common stock, without par value, at any time during the period commencing on the date of issuance and ending on the maturity date. DMC also has the right to lease from PRG additional Systems with an aggregate value of up to $9.5 million, provided that PRG is reasonably satisfied with the success of the DMC business, including the technology and economics thereof and its likelihood of the continued success. In connection with the PRG Note, PRG was granted a common stock warrant. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company estimated the fair value of this warrant to be $0.8 million, using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 5.61%, volatility of 1%, and a term of three years. Such amount is being amortized to interest expense over the two-year period of the related promissory note. Amortization amounted to $0.1 million during the first three months of 2000. Unamortized discount of $0.2 million has been reflected as a reduction of the notes payable amount in the accompanying March 31, 2000 financial statements.

8.    Litigation:

      Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, for a discussion of the following matters:

      On June 10, 1998, Schwebel Capital Investments, Inc. ("SCI") filed suit against the Company and Michael J. Parrella, then the President, Chief Executive Officer and a Director of the Company, in the Circuit Court for Anne Arundel County, Maryland. There were no material developments in this matter during the period covered by this report.

      On June 25, 1998, Mellon Bank FSB filed suit against Alexander Wescott & Co., Inc. and the Company in the United States District Court, Southern District of New York. In March 2000, all parties reached a resolution of no material financial or other consequence to the Company, which has been subsequently approved by the court, in which all matters have been resolved.

      On November 17, 1998, the Company and NCT Hearing filed suit against Andrea Electronics Corporation in the United States District Court, Eastern District of New York. There were no material developments in this matter during the period covered by this report.

      On December 15, 1998, Balmore Funds, S.A. ("Balmore") and Austost Anstalt Schaan ("Austost") filed suit against the Company's subsidiary, NCT Audio, and the Company in the Supreme Court of the State of New York, County of New York.

      On October 9, 1999, the Company, NCT Audio, Balmore, Austost and LH Financial agreed, in principle, to settle all legal charges, claims and counterclaims which have individually or jointly been asserted against the parties. On October 9, 1999, pursuant to the NCT Audio stock agreement, the Company, NCT Audio, Balmore and Austost also agreed to exchange 532 shares of NCT Audio common stock held by Balmore and Austost into 17,333,334 shares of common stock of the Company. The issuance of such shares of common stock was ratified by the Board of Directors on October 22, 1999. In April 2000, all parties reached a resolution of no financial or other consequence to the Company which has been subsequently approved by the court, in which all matters have been resolved.

      On September 16, 1999, certain former shareholders and optionees (the "Claimants") of Advancel, a majority owned subsidiary of the Company, filed a Demand for Arbitration against the Company with the American Arbitration Association in San Francisco, CA. On April 25, 2000, both parties reached a resolution of the matter. All parties withdrew all charges and claims with exception to the following. Regarding the Stock Purchase Agreement, NCT and Advancel did not release the Claimants from any claims arising out of or relating to Claimants' use, misuse, destruction or theft of NCT and/or Advancel's property, confidential information, trade secrets or intellectual property or any claims arising out of or relating to the Proprietary Information and Invention Agreements. Also, NCT and Advancel did not release Claimants from any of their obligations under the Non-compete Covenants. NCT has no further obligations to the Claimants under the Stock Purchase Agreement as a result of the resolution of this matter which was of no financial or other consequence to the Company (see Note 6).

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

9.    Common Stock Subject to Resale Guarantee:

      On September 24, 1999, the Company issued 12,005,847 shares of common stock to suppliers and consultants to settle current obligations of $1.8 million and future or anticipated obligations of $0.5 million. On October 27, 1999, the Company issued an additional 1,148,973 shares of common stock to suppliers and consultants to settle obligations of $0.2 million. During 1999, suppliers and vendors sold $1.5 million of such shares. During the first quarter of 2000, suppliers and vendors sold $0.6 million. At March 31, 2000, common stock subject to resale guarantee included $0.4 million for suppliers and vendors.

      The Company has certain contingent obligations under a securities purchase agreement, dated as of December 27, 1999 (the "Purchase Agreement"), among the Company, Austost, Balmore and Nesher, Inc. ("Nesher"). Based on an offer as of November 9, 1999, the Company, Austost, Balmore and Nesher entered into the Purchase Agreement whereby the Company, on December 28, 1999, issued a total of 3,846,155 shares (the "SPA Shares") to Austost, Balmore and Nesher for a total purchase price of $500,000. In addition, the Company issued 288,461 shares of its common stock to the placement agent for the transaction. The price of the SPA Shares was $0.13 per share, which was $0.03, or 19%, less than the closing bid price of the Company's common stock as reported by the OTC Bulletin Board on November 8, 1999, and $0.015, or 10%, less than the closing bid price of the Company's common stock as reported by the OTC Bulletin Board on December 27, 1999. This per share price may be subject to decrease upon the application of a reset provision contained in the Purchase Agreement as described below.

      Under the reset provision, on June 26, 2000, and again on September 25, 2000, the Company may be required to issue additional shares to one or more of Austost, Balmore or Nesher if the sum of certain items on those dates is less than 120% of the total purchase price paid by Austost, Balmore and Nesher for the SPA Shares. Those items are: (i) the aggregate market value of the SPA Shares held by Austost, Balmore and Nesher (based on the per share closing bid price on those dates); (ii) the market value of any SPA Shares transferred by Austost, Balmore and Nesher as permitted under the Purchase Agreement (based on the per share closing bid price on the date of transfer); and (iii) any amounts realized by Austost, Balmore and Nesher from sales of any such shares prior to June 26, 2000 or September 25, 2000, as the case may be. The number of additional shares of common stock that the Company would be obligated to issue in such case would be a number of shares having an aggregate market value (based on the per share closing bid price on such date) that, when added to the sum of items (i), (ii) and (iii) set forth above, would equal 120% of the total purchase price paid for the SPA Shares. The 20% of the total purchase price paid ($100,000) is deemed a preferred return over the initial reset period.

      Common stock subject to resale guarantee was $1.0 million at March 31, 2000, which represented the outstanding shares of common stock valued at the date of issuance to suppliers and consultants ($0.4 million) and the purchase price plus guaranteed return on investment related to the above noted Purchase Agreement ($0.6 million).

10.   Common Stock:

      On January 19, 2000, the Board of Directors amended the Noise Cancellation Technologies, Inc. Stock Incentive Plan (the "1992 Plan"), subject to stockholder approval, to increase the aggregate number of shares of the Company's common stock reserved for issuance upon the exercise of stock options granted under the 1992 Plan from 30,000,000 shares to 50,000,000 shares and to amend certain administrative provisions of the 1992 Plan (the "1992 Plan Amendment"). The Company plans to seek stockholder approval of the 1992 Plan Amendment at the next annual meeting of stockholders of the Company.

      On January 19, 2000,  the Board of Directors  granted  options to purchase
9.9 million shares of the Company's common stock to certain officers and employees of the Company subject to the approval by the Company's stockholders of an increase in the number of shares authorized and subject to the approval by the Company's stockholders of an increase in the number of shares covered by the 1992 Plan. Options to purchase 3.9 million of such shares vest upon approval by the stockholders of the above noted increases. Options to purchase 2.0 million of such shares will not become vested or exercisable until the satisfaction of additional vesting requirements based on the passage of time. Options to purchase 4.0 million of such shares will not become vested or exercisable until the satisfaction of additional vesting requirements based on profitability of the Company or the passage of time, whichever occurs first. The foregoing options were granted with the exercise price equal to the fair value of the Company's common stock on January 18, 2000, or $0.41 per share, as determined from the last sale price as reported by the NASDAQ OTC Bulletin Board.

      During the first quarter of 2000, the Board of Directors also granted options to purchase 2.9 million shares of the Company's common stock to certain new employees and consultants of the Company for services rendered to the Company subject to the approval by the Company's stockholders of an increase in the number of shares authorized and subject to the approval by the Company's stockholders of an increase in the number of shares covered by the 1992 Plan. Such options were granted at or above the fair value of the Company's common stock on the date of grant.

      At the time of such stockholder approval, if the market value of the Company's stock exceeds the exercise price of the subject options noted above, the Company will incur a non-cash charge to earnings equal to the spread between the exercise price and the option and market price, times the number of options involved.

      On January 25, 2000, the Board of Directors designated a new series of preferred stock based upon a negotiated term sheet, the Series G Convertible Preferred Stock ("Series G Preferred Stock"). The Series G Preferred Stock consists of 5,000 designated shares, par value of $0.10 per share and a stated value of one thousand dollars ($1,000) per share with a cumulative dividend of four percent (4%) per annum on the stated value payable upon conversion in either cash or common stock. On March 6, 2000, the Company and an accredited investor entered into an agreement under which the Company sold an aggregate stated value of $2.0 million (2,004 shares) of Series G Preferred Stock, in a private placement pursuant to Regulation D of the Securities Act for an aggregate of $1.750 million. During the first three months of 2000, the Company issued $1.2 million (1,254 shares) of Series G Preferred Stock in consideration of $1.0 million. The remaining $0.8 million (750 shares) of Series G Preferred Stock will be issued upon the registration of shares of common stock for resale upon the conversion of the Series G Preferred Stock. Each share of Series G Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock pursuant to a predetermined conversion formula which provides that the conversion price will be the lesser of (i) the weighted average of the closing bid price for the common stock on the securities market on which the common stock is being traded for five (5) consecutive trading days prior to the date of conversion; or (ii) the fixed conversion price of $0.777. The Company filed a registration statement on April 20, 2000 to register such shares of common stock for the conversion of the Series G Preferred Stock. On March 6, 2000, the Company granted a warrant for 150,000 shares of the Company's common stock with an expiration date of March 31, 2005 and an exercise price of $0.71925. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company estimated the fair value of this warrant to be $0.1 million, using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 6.14%, volatility of 1, and a term of three years. Such amount is included in the preferred stock dividend requirement at March 31, 2000.

      During the three months ended March 31, 2000, the Company issued 10,778,275 shares of the Company's common stock in connection with the conversion of 1,205 shares of the Company's Series F Convertible Preferred Stock ("Series F Preferred Stock") which had been issued in the third quarter of 1999 in a private placement exempt from registration pursuant to Regulation D of the Securities Act of 1933 (the "Securities Act").

      On  January  27,  2000,  the  Series  F  Preferred  Stock  Certificate  of
Designations was amended to obligate the Company to issue up to 77,000,000 shares of its common stock upon the conversion of the 12,500 designated shares of Series F Preferred Stock. Such increase in the number of shares of common stock was made in the interest of investor relations of the Company. The Company filed a registration statement on April 20, 2000 to register such shares of common stock for the conversion of Series F Preferred Stock.

      During the three months ended March 31, 2000, 3 shares of NCT Audio Series A Convertible Preferred Stock, which had been issued in the third quarter of 1998 in a private placement exempt from registration pursuant to Regulation D of the Securities Act, were exchanged for 3,000 shares of Series D Preferred Stock, which were converted into 634,915 shares of the Company's common stock. In connection with this transaction, the Company recorded a charge of $0.2 million for the impairment of goodwill based on the valuation of NCT Audio, which is included in other expense.

      On March 7, 2000, the Company, Balmore and Austost agreed to amend certain of the terms and conditions of the Exchange Agreement in order to (1) allow Austost and Balmore to retain 3,611,111 Returnable Shares in exchange for an additional 533 shares of Audio common stock from a third party investor (the "Third Party Shares"), which Austost and Balmore shall deliver to NCT, and (2) substitute cash payments by Austost and Balmore to the Company in lieu of Austost's and Balmore's obligation to return the remaining Returnable Shares to the Company pursuant to the Exchange Agreement. In connection with this transaction, the Company recorded a charge of $2.9 million for the impairment of goodwill based on the valuation of NCT Audio, which is included in other expense.

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

      At March 31, 2000, the number of shares required to be reserved for the exercise of options and warrants was 38.0 million. The aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants granted was 37.0 million shares of which options and warrants to purchase 24.7 million shares were currently exercisable. The aggregate number of shares of common stock required to be reserved for issuance upon conversion of issued and outstanding shares of Series F Preferred Stock and Series G Preferred Stock was 3.8 million and 2.6 million, respectively
 . The Company has reserved 1.5 million shares of common stock for issuance to certain holders of NCT Audio common stock upon exchange of their shares of NCT Audio common stock for shares of the Company's common stock. The Company also reserved 32.1 million shares of common stock for issuance upon conversion of the convertible notes. Common shares issued and required to be reserved for issuance exceed the number of shares authorized. However, should the aggregate of the number of issued and outstanding shares and shares required to be reserved for future issuance reach the authorized limit, shares in excess of the limit will be borrowed from the 1992 Plan.

11.   Business Segment Information:

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

                                                                (In thousands of dollars)
                                                                         Segment
                              --------------------------------------------------------------------------------------------------
                                                                                  Advancel      Total                  Grand
                                 Audio  Hearing  Communications  Europe    DMC    Logic Corp    Segments     Other     Total
                              --------------------------------------------------------------------------------------------------
   For the three months ended
   March 31, 2000:
   Net Sales - External        $    67  $   153    $    92       $   -   $    -   $    -        $   312      $     -   $   312
   Net Sales - Other
    Operating Segments              22        -          -         220        -        -            242         (242)        -
   License Fees and Royalties        1       34        156           -    4,000        -          4,191            9     4,200
   Interest Income/(Expense), net    -        -          -           -      (82)       -            (82)      (1,084)   (1,166)
   Depreciation/Amortization         4        -          -           9        -        4             16          386       402
   Operating Income (Loss)        (424)  (1,244)      (416)         40    3,520       (7)         1,469       (3,978)   (2,509)
   Segment Assets                2,095    1,406      1,074         155    4,756      714         10,200        6,251    16,451
   Capital Expenditures              -        -          -           -        5        -              5            -         5

   For the three months ended
   March 31, 1999:
   Net Sales - External        $   193  $   226    $   377       $   2   $    -   $  663       $  1,461      $     -   $ 1,461
   Net Sales - Other
     Operating Segments             15        -          -         296        -        -            311         (311)        -
   License Fees and Royalties      500        2         20           -    2,000      200          2,722            -     2,722
   Equity in net loss of
     Unconsolidated
     affiliates - net of
     amortization                  103        -          -           -        -        -            103            -       103
   Interest Income, net              -        -          -           -        -        -              -           24        24
   Depreciation/Amortization         3        -          -           6        -        4             13          349       362
   Operating Income (Loss)      (1,447)    (751)    (1,472)        105    1,921      269         (1,375)        (161)   (1,536)
   Segment Assets                6,689    2,738        485         221    3,454    1,423         15,010        1,069    16,079
   Capital Expenditures              1        -          -           4        2        1              8            4        12

      NCT Audio:

      NCT Audio is engaged in the design, development and marketing of products, which utilize innovative flat panel transducer technology. The products available from NCT Audio include the Gekko(TM) flat speaker and ArtGekko(TM) printed grille collection. The Gekko(TM) flat speaker is marketed primarily to the home audio market, with potential in many other markets, including the professional audio systems market, the automotive audio aftermarket, the aircraft industry, other transportation markets and multimedia markets. The principal customers are DMC, end-users, automotive original equipment manufacturers ("OEMs") and manufacturers of integrated cabin management systems.

      NCT Hearing:

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

      Europe:

      The principal activity of NCT Europe is the provision of research and engineering services in the field of active sound control technology to the Company. NCT Europe provides research and engineering to NCT Audio, NCT Hearing, DMC and Communications as needed. NCT Europe also provides a marketing and sales support service to the Company for European sales.

      DMC:

      DMC provides place-based broadcast and billboard advertising through a microbroadcasting network of Sight and Sound(TM) systems within commercial/professional settings. The Sight and Sound(TM) systems consist of flat panel transducer-based speakers (provided by NCT Audio), a personal computer containing DMC's Sight and Sound DBSS software, telephone access to the internet, amplifiers and related components. The DBSS software schedules advertisers' customized broadcast messages, which are downloaded via the internet, with the respective music genre choice to the commercial/professional establishments. DMC will develop private networks for large customers with multiple outlets such as large fast food chains and retail chains.

      Advancel Logic Corporation:

      Advancel is a participant in the native Java(TM) (Java(TM) is a trademark of Sun Microsystems, Inc.) embedded microprocessor market. The purpose of the Java(TM) platform is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has been developing a family of processor cores, which will execute instructions written in both Java bytecode and C/C++ significantly enhancing the rate of instruction execution, which opens up many new applications. The potential for applications consists of the next generation home appliances and automotive applications, smartcards for a variety of applications, hearing aids and mobile communications devices.

      Other:

      The  Net  Sales  -  Other  Operating   Segments   primarily   consists  of
inter-company sales and items eliminated in consolidation. Segment assets consist primarily of corporate assets.

12.   Subsequent Events:

      On May 10, 2000, the Company announced a license agreement with Infinite Technology Corporation ("ITC"). Under the agreement, Advancel grants ITC exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java Turbo-J(TM) technology. The agreement also grants ITC non-exclusive rights to Advancel's Java smartcard core. In consideration for this license, the Company will receive $6.0 million in ITC common stock and on-going unit royalties.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 2000

      Forward-Looking Statements

      Statements in this report which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the important factors listed below, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

      Important factors that could cause actual results to differ materially include but are not limited to the Company's ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenues to sustain the Company's current level of operation; timely introduce new products; continue its current level of operations to support the fees associated with the Company's patent portfolio; maintain satisfactory relations with its two customers that accounted for 42% of the Company's revenues in 1999; attract and retain key personnel; prevent invalidation, abandonment or expiration of patents owned or licensed by the Company and expand its patent holdings to diminish reliance on core patents; have its products utilized beyond noise attenuation and control; maintain and expand its strategic alliances; and protect Company know-how, inventions and other secret or unprotected intellectual property.

      GENERAL BUSINESS ENVIRONMENT

      The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Also, as distribution channels are established and as product sales and market acceptance of the commercial applications of the Company's technologies build as anticipated by management, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The revenue from these sources, if realized, will reduce the Company's dependence on engineering and development services. This is reflected in the first three months of 2000, where 93% of the Company's revenue has been from licensing fees and royalties, 7% from product sales and 0% from engineering and development services. There can be no assurance that technology licensing fees will continue at that level.

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

      The Company continues to sell and ship NoiseBuster(R) headsets, Clearspeech(R) products and the Gekko(TM) flat speakers in 2000. The Company presently sells products through four of its alliances: Walker Electronic
Silencing, Inc. ("Walker") is manufacturing and selling industrial silencers; Siemens Medical Systems, Inc. ("Siemens") is buying and contracting with the Company to install quieting headsets for patient use in Siemens' MRI machines; Ultra Electronics, Limited ("Ultra") is installing aircraft cabin quieting systems in turboprop aircraft; and Oki Electric Industry Co., Ltd. ("Oki") has incorporated the Company's Clearspeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications products. The Company is entitled to receive royalties from Walker on its sales of industrial silencers, from Ultra on its sales of aircraft cabin quieting systems and from Oki on its sales of communications products. The Company also is entitled to receive direct product sales revenue from Siemens' purchase of headsets. In addition, the Company is entitled to royalties from NXT on its sale of certain audio products and from suppliers to United Airlines and other major carriers for integrated noise cancellation active-ready passenger headsets.

      From the Company's inception through March 31, 2000, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 25% in product sales, 37% in engineering and development services and 38% in technology licensing fees and royalties.

      Product revenues for the three months ended March 31, 1999 and 2000 were:

                                   PRODUCT REVENUES
                                (thousands of dollars)

                             Three Months Ended March 31,
                      ------------------------------------------
                             Amount           As a % of Total
                      ------------------    --------------------
        Product         1999       2000       1999        2000
     ---------------  --------   --------   --------    --------
     Headsets          $  209     $  153      32.1%       49.0%
     Communications       249         92      38.2%       29.5%
     Audio                193         67      29.6%       21.5%
     Other                  1          -       0.1%          0%
                      ---------  -------    ---------   --------
         Total         $  652     $  312     100.0%      100.0%
                      =========  =======    =========   ========

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

      On March 7, 2000, the Company and DMC, a wholly owned subsidiary of the Company, signed an agreement to license the use of DBSS systems and related technology in two station areas in the New York DMA territory to Eagle Assets Limited ("Eagle"). The amount of the license fee was $1.0 million for each station. At March 31, 2000, the Company recorded a $2.0 million receivable. On April 6, 2000 the Company received $0.5 million. An additional $0.5 million is payable within 90 days of the signing of the agreement and a promissory note for $1.0 million is to be issued and paid within twelve months of the signing of the agreement. The Company also granted Eagle the option to purchase in its entirety a 5% interest of the then outstanding equity of DMC, on a fully diluted basis, at an exercise price equal to the lesser of (i) $3.0 million or (ii) at any given closing of a sale of equity interests in DMC at a price equal to 80% of the total fair market value of the total outstanding equity attributed to DMC at such closing, as evidenced by the price paid for such equity interests, multiplied by 5%. The Company also granted Eagle a single option to purchase a non-exclusive license from DMC to use the DBSS in two additional station areas in the New York DMA territory for $1.0 million each.

      On March 30, 2000, the Company and DMC signed an agreement to license the use of DBSS systems and related technology in Israel to Brookepark Limited ("Brookepark"). The amount of the license fee was $2.0 million. On March 30, 2000, the Company received $0.5 million. At March 31, 2000, the Company recorded a $1.5 million receivable. An additional $0.5 million is payable within 90 days of the signing of the agreement and a promissory note for $1.0 million is to be issued and paid within twelve months of the signing of the agreement. The Company also granted Brookepark options to purchase an exclusive license from DMC to use the DBSS in each of the remaining Middle East countries for $2.0 million each. The Company shall have the right to terminate any such unexercised option to purchase an additional license by entering into a separate agreement with a third party for licensing of the DBSS system or technology in any one of the remaining Middle East countries. Brookepark will receive a 50% commission on all cash received by DMC upon the execution of any agreement for the license of the DBSS system entered into by DMC in any of the remaining Middle East countries for which Brookepark was the originator of the placement of the license.

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

      RESULTS OF OPERATIONS

      Total revenues for the first three months of 2000 were $4.5 million compared to $4.2 million for the same period in 1999, an increase of $0.3 million or 8%.

      Consistent with the Company's objectives, technology licensing fees and royalties increased to $4.2 million in the first three months of 2000 from $2.7 million for the same period in 1999, an increase of $1.5 million, primarily due to license fees for four DBSS network affiliate licenses aggregating $4.0 million. The DBSS license includes the rights to exploit the DBSS technology in a specific geographical area within one of several networks. The technology includes hardware, software, rights to practice the intellectual property and the license to deliver music along with advertising content. The Company anticipates the sale of such licenses to approximate $1.0 million each based on regional and commercial/professional settings. In the second quarter of 1999, the Company adjusted such revenue to $1.6 million due to the valuation of the Series E Preferred Stock which were exchanged for DBSS license fees.

      The Company continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines and other carriers. Royalties from these and other licensees are expected to account for a greater share of the Company's revenue in future periods.

      Product sales were $0.3 million for the first three months of 2000 compared to $0.7 million for the same period in 1999, a decrease of $0.4 million or 52%, primarily due to lack of cash to fund the development of new product and inventory.

      Cost of product sales was $0.6 million for the first three months of 2000 versus $0.4 million for the same period in 1999, an increase of $0.2 million or 44%. The increase in 2000 was primarily due to providing a reserve of $0.3 million for slow moving hearing product inventory and minimum royalty expense of $0.1 million. Product margin was negative 100% for the first three months of 2000 versus 33% during the same period in 1999 due to the above noted inventory reserve and royalty expenses.

      Selling, general and administrative expenses for the first three months of 2000 were $1.2 million versus $3.0 million for the same period in 1999, a decrease of $1.8 million or 60%, primarily due to a one-time reduction in legal accruals associated with various litigation matters that have been settled (see
Note 8 - "Notes to the Condensed Consolidated Financial Statements").

      Research and development expenditures for the first three months of 2000 were $1.0 million versus $1.7 million for the same period in 1999, a decrease of $0.7 million or 44%, primarily due to the lack of cash resources to fund development. The Company continues to focus on products utilizing its hearing, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.

      In 2000 other expense includes a charge of $3.1 million for impairment of goodwill. This is related to the Company's increased ownership of NCT Audio, which is a result of conversions and exchanges of NCT Audio's common stock and preferred stock for the Company's common stock.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $134.0 million on a cumulative basis through March 31, 2000. These losses, which include the costs for development of products for commercial use, have been funded primarily from
(1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales, and (6) engineering and development funds received from strategic partners and customers.

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

      There can be no assurance that funding will be provided by technology licensing fees, royalties, product sales, engineering and development revenue. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at March 31, 2000, about the Company's ability to continue as a going concern.

      At March 31, 2000, cash and cash equivalents were $1.4 million. Restricted cash of $0.6 million was attributed to the proceeds from the PRG Note which is restricted to rental and installation costs of DBSS Systems. The remaining resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

      The Company's working capital increased to $1.1 million at March 31, 2000, from a deficit of $(3.3) million at December 31, 1999. This $4.4 million increase was primarily due to the DBSS license agreements in the amount of $4.0 million for four DMC network affiliate licenses.

      The net cash used in operating activities remained unchanged compared to 1999. The $2.9 million used in operating activities during 2000 was primarily due to the four DMC network affiliate licenses incorporating DBSS technology totaling $4.0 million.

      Net inventory decreased during the first three months of 2000 by $0.4 million, primarily due to a $0.3 million increase in reserves for slow moving hearing product inventory.

      The net cash provided by financing activities amounted to $3.2 million, primarily due to the additional $1.0 million secured convertible note (see Note 7 - "Notes to the Condensed Consolidated Financial Statements" for further details) and $1.0 million net proceeds from the Series G Preferred Stock financing (see Note 10 - "Notes to the Condensed Consolidated Financial Statements" for further details).

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

      Other than as noted in Note 5 - "Notes to the Condensed Consolidated Financial Statements", there were no material commitments for capital expenditures as of March 31, 2000, and no other material commitments are anticipated in the near future.

                                    PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      For discussion of legal proceedings, see Note 8 - "Notes to the Condensed Consolidated Financial Statements" which is included herein.

ITEM 6.     EXHIBITS

(a)   Exhibits

      Exhibit 27        Financial Data Schedule.





                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NCT GROUP, INC.

                                 By:   /s/ MICHAEL J. PARRELLA
                                       -----------------------
                                       Michael J. Parrella
                                       Chief Executive Officer and
                                       Chairman of the Board of Directors

                                 By:  /s/ CY E. HAMMOND
                                      ------------------------
                                      Cy E. Hammond
                                      Senior Vice President,
                                      Chief Financial Officer

Dated:  May 15, 2000