Form 10-Q/A
period 2000-03-31
NCT GROUP INC
filed 2000-08-21
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A

               /X/ AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO
           SECTION 13 OR 15 (d) OFTHE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTERLY PERIOD ENDED              March 31, 2000

--------------------------------------------------------------------------------
COMMISSION FILE NUMBER:  0-18267
--------------------------------------------------------------------------------

                                NCT Group, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       Delaware                                           59-2501025
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


20 Ketchum Street, Westport, Connecticut                          06880
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

(203) 226-4447
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                       (in thousands except per
                                                            share amounts)
                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                           1999           2000
                                                       -----------     ---------
REVENUES:                                                               (Note 1)
   Technology licensing fees and royalties              $  2,722       $   256
   Product sales, net                                        652           312
   Engineering and development services                      809             -
                                                       -----------     ---------
          Total revenues                                $  4,183       $   568
                                                       -----------     ---------

COSTS AND EXPENSES:
   Cost of product sales                                $    434       $   623
   Cost of engineering and development services              508             -
   Selling, general and administrative                     2,985         1,192
   Research and development                                1,713           967
   Equity in net loss of unconsolidated affiliates
     (net of amortization of goodwill of $191)               103             -
   Other (income)/expense                                      -         3,073
   Interest (income)/expense                                 (24)        1,166
                                                       -----------     ---------
          Total costs and expenses                      $  5,719       $ 7,021
                                                       -----------     ---------

NET LOSS                                                $ (1,536)      $(6,453)

   Common stock preferential return                     $      -       $    53
   Preferred stock dividend requirement                    5,561           666
   Accretion of difference between carrying amount
      and redemption amount of redeemable
      preferred stock                                        159            39
                                                       -----------     ---------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                     $ (7,256)      $(7,211)
                                                       ===========     =========

Basic and diluted loss per share                        $  (0.05)        (0.03)

Weighted average common shares outstanding -
   basic and diluted                                     158,504       271,580
                                                       ===========     =========

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)                              (in thousands of dollars)
                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                          1999           2000
                                                       -----------     ---------
NET LOSS                                                $ (1,536)      $(6,453)

Other comprehensive income/(loss):
   Currency translation adjustment                            24           (50)
                                                       -----------     ---------

COMPREHENSIVE LOSS                                      $ (1,512)       (6,503)
                                                       ===========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)         (in thousands of dollars)
                                                     December 31,     March 31,
ASSETS (Note 7)                                          1999           2000
                                                    --------------  ------------
Current assets:                                                      (Unaudited)
     Cash and cash equivalents (Note 1)              $   1,126       $   1,372
     Restricted cash (Note 7)                              667             612
     Accounts receivable, net (Note 2)                     237           3,922
     Inventories, net (Note 3)                           2,265           1,836
     Other current assets                                  152             210
                                                    --------------  ------------
                     Total current assets            $   4,447       $   7,952

Property and equipment, net                                449             380
Goodwill, net                                            3,497           3,314
Patent rights and other intangibles, net                 2,296           2,150
Other assets (Note 5)                                    2,688           2,655
                                                    --------------  ------------
                                                     $  13,377       $  16,451
                                                    ==============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $   3,647       $   2,538
     Accrued expenses                                    3,189           2,328
     Accrued payroll, taxes and related expenses            64              86
     Other liabilities (Note 6)                            807             893
     Current maturities of convertible notes (Note 7)        -           1,015
     Deferred revenue (Note 1)                              21           1,354
                                                    --------------  ------------
                     Total current liabilities       $   7,728       $   8,214
                                                    --------------  ------------

Long term liabilities:
     Convertible notes and accrued interest (Note 7) $   4,107           3,939
     Deferred revenue (Note 1)                               -           2,611
                                                    --------------  ------------
                     Total long term liabilities     $   4,107       $   6,550
                                                    --------------  ------------

Commitments and contingencies

Common stock subject to resale guarantee (Note 9)    $   1,592             965
                                                    --------------  ------------
Minority interest in consolidated subsidiary
  Preferred stock in subsidiary, $.10 par value,
   1,000 shares authorized, issued and outstanding,
   3 and 0 shares, respectively (redemption amount
   $317,162 and $0, respectively)                    $     317               -
                                                    --------------  ------------

Stockholders' equity/(deficit) (Note 4)
Preferred stock, $.10 par value, 10,000,000 shares
 authorized
  Series F preferred stock, 4,715 and 3,510 shares
   issued and outstanding, respectively(redemption
   amount $4,789,407 and $3,598,840, respectively)   $  2,790         $  2,106
  Series G preferred stock, issued and outstanding,
   0 and 1,254 shares, respectively (redemption
   amount $0 and $1,257,023, respectively)                  -              974

Common stock, $.01 par value, authorized 325,000,000
  shares; issued 268,770,739 and 281,146,986 shares,
  respectively                                          2,688            2,812

Additional paid-in-capital                            130,865          137,825
Unearned portion of compensatory stock, warrants
  and options                                             (55)             (51)
Expenses to be paid with common stock                  (1,282)            (617)
Accumulated deficit                                  (131,475)        (137,928)
Cumulative translation adjustment                          65               15
Stock subscriptions receivable                         (1,000)          (1,451)
Treasury stock (6,078,065 shares of common stock)      (2,963)          (2,963)
                                                    --------------  ------------
           Total stockholders' equity/(deficit)      $   (367)             722
                                                    --------------  ------------
                                                     $ 13,377           16,451
                                                    ==============  ============
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)                                          (in thousands of dollars)
                                                   Three months ended March 31,
                                                 -------------------------------
                                                      1999              2000
                                                  -------------     ------------
                                                                      (Note 1)
Cash flows from operating activities:
   Net (loss)                                     $   (1,536)       $   (6,453)
   Adjustments to reconcile net loss to net cash
    (used in) operating activities:
      Depreciation and amortization                      362               402
   Common stock and options issued as consideration
     for:
       Compensation                                       54                 5
       Operating expenses                                  -                25
    Provision for tooling costs                            6                 -
    Provision for inventory                                -               250
    Provision for doubtful accounts                       27                10
    Equity in net loss of unconsolidated affiliates,
      net of amortization of goodwill of $191           (103)                -
    Preferred stock received for license fees         (2,000)                -
    Impairment of goodwill (Note 10)                       -             3,073
    Discount on beneficial conversion feature on
      convertible note (Note 7)                            -             1,000
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable                 (802)           (3,695)
      (Increase) decrease in inventories, net           (164)              176
      Decrease in other assets                            20                36
      Increase (decrease) in accounts payable and
        accrued expenses                                 976            (1,608)
      Increase in other liabilities and
        deferred revenue                                 298             3,865
                                                    -------------   ------------

    Net cash (used in) operating activities         $ (2,862)        $  (2,914)
                                                    -------------   ------------

Cash flows from investing activities:
   Capital expenditures                             $    (12)        $      (5)
   Decrease in restricted cash                             -                55
   Deferred charges                                        -               (61)
   Acquisition of affiliates (Note 5)                   (154)                -
                                                    -------------   ------------

      Net cash (used in) investing activities       $   (166)        $     (11)
                                                    -------------   ------------
Cash flows from financing activities:
   Proceeds from:
      Convertible notes (net) (Note 7)              $  1,000         $   1,000
      Sale of preferred stock (net) (Note 10)          1,799               966
      Proceeds from common stock subject to
       resale (Note 9)                                     -               620
      Exercise of stock options (net)                      1               631
                                                    -------------   ------------

      Net cash provided by financing activities     $  2,800         $   3,217
                                                    -------------   ------------

Effect of exchange rate changes on cash             $     28         $     (46)
                                                    -------------   ------------

Net increase (decrease)in cash and cash
  equivalents                                       $   (200)        $     246
Cash and cash equivalents - beginning of period          529             1,126
                                                    -------------   ------------

Cash and cash equivalents - end of period           $    329         $   1,372
                                                    =============   ============


Cash paid for interest                              $      -         $       -
                                                    =============   ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.      Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions and rules of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the NCT Group, Inc. (the "Company" or "NCT") Annual Report on Form 10-K, for the year ended December 31, 1999, filed on April 14, 2000.

     The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $137.9 million on a cumulative basis through March 31, 2000. These losses, which include the cost for development of products for commercial use, have been funded primarily from
(1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales and (6) engineering and development funds received from strategic partners and customers.

     During the second quarter of 2000, retroactive to January 1, 2000, the Company adopted the accounting policies of SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Adopting SAB 101 effective January 1, 2000, requires that the Company restate its first quarter 2000 revenues, deferring recognition of $3.9 million of previously recognized license fees. Such deferred revenue will now be recognized over the next three years in accordance with the Company's interpretation of SAB 101.

     On March 7, 2000, the Company and DistributedMedia.com, Inc. ("DMC"), a wholly owned subsidiary of the Company, signed an agreement to license the use of Digital Broadcasting Station Software ("DBSS") systems and related technology in two station areas in the New York DMA territory to Eagle Assets Limited ("Eagle"). The amount of the license fee was $1.0 million for each station. At March 31, 2000, the Company recorded a receivable of $2.0 million and deferred revenue of $1.9 million (as noted above). On April 6, 2000 the Company received $0.5 million. An additional $0.5 million is payable within 90 days of the signing of the agreement and a promissory note for $1.0 million is to be issued and paid within twelve months of the signing of the agreement. The Company also granted Eagle the option to purchase in its entirety a 5% interest of the then outstanding equity of DMC, on a fully diluted basis, at an exercise price equal to the lesser of (i) $3.0 million or (ii) at any given closing of a sale of equity interests in DMC at a price equal to 80% of the total fair market value of the total outstanding equity attributed to DMC at such closing, as evidenced by the price paid for such equity interests, multiplied by 5%. The Company also granted Eagle a single option to purchase a non-exclusive license from DMC to use the DBSS in two additional station areas in the New York DMA territory for $1.0 million each.

     On March 30, 2000, the Company and DMC signed an agreement to license the use of DBSS systems and related technology in Israel to Brookepark Limited ("Brookepark"). The amount of the license fee was $2.0 million and was recorded as deferred revenue at March 31, 2000 (as noted above). On March 30, 2000, the Company received $0.5 million. At March 31, 2000, the Company recorded a $1.5 million receivable. An additional $0.5 million is payable within 90 days of the signing of the agreement and a promissory note for $1.0 million is to be issued and paid within twelve months of the signing of the agreement. The Company also granted Brookepark options to purchase an exclusive license from DMC to use the DBSS in each of the remaining Middle East countries for $2.0 million each. The Company shall have the right to terminate any such unexercised option to purchase an additional license by entering into a separate agreement with a third party for licensing of the DBSS system or technology in any one of the remaining Middle East countries. Brookepark will receive a 50% commission on all cash received by DMC upon the execution of any agreement for the license of the DBSS system entered into by DMC in any of the remaining Middle East countries for which Brookepark was the originator of the placement of the license.

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

2.      Accounts Receivable:

        Accounts receivable comprise the following:

       (thousands of dollars)
                                               December 31,         March 31,
                                                   1999               2000
                                             ----------------   ----------------
Technology license fees and royalties           $      -          $    3,685
Engineering and development services                  33                  33
Other                                                287                 297
Allowance for doubtful accounts                      (83)                (93)
                                             ----------------   ----------------
    Accounts receivable, net                    $    237          $    3,922
                                             ================   ================

     Technology licensing fees receivable included DMC license agreements in the amount of $3.5 million (see Note 1 for further details).


3.      Inventories:

        Inventories comprise the following:

        (thousands of dollars)
                                                   December 31,      March 31,
                                                      1999               2000
                                                  --------------   -------------
   Components                                      $    360         $     341
   Finished goods                                     2,434             2,274
                                                  --------------   -------------
   Gross inventories                               $  2,794         $   2,615
   Reserve for obsolete & slow moving inventory        (529)             (779)
                                                  --------------   -------------
       Inventories, net of reserves               $   2,265         $   1,836
                                                  ==============   =============

     The reserve for obsolete and slow moving inventory at March 31, 2000 has increased to $0.8 million primarily due to a $0.3 million charge for slow moving hearing product inventory during the first three months of 2000, net of applications of reserve.

4.      Stockholders' Equity:

     The changes in stockholders' equity during the three months ended March 31, 2000, were as follows:

(inthousands)
             --------  ---------  ----------  -----------  --------  ------------  ----------  -----  ---------  --------  ---------
                                                                                    Unearned          Expenses
                                               Accretion/     Net                   Compen-            To be     Transla-
             Balance     Sale      Exchange/   Dividend      Sale      Stock        satory              paid      tion     Balance
               at         of      Conversion      of          of     Subscription   Options/    Net     With     Adjust-      At
             12/31/99  Preferred      of       Preferred    Common   Receivable     Warrants   Loss    Common     ment     3/31/00
                         Stock     Preferred     Stock       Stock                                      Stock
                                    Stock
             --------  ---------  ----------  -----------  --------  ------------  ----------  -----  ---------  --------  ---------
Series F
Preferred
Stock:
Shares               5        -          (1)         -           -             -           -       -        -         -          4
Amount       $   2,790  $     -    $   (719)  $     35      $    -     $       -    $      -  $    -  $     -    $    -  $   2,106

Series G
Preferred
Stock:
Shares               -        1           -           -          -             -           -       -        -         -          1
Amount       $       -  $   971    $      -   $       3     $    -     $       -    $      -  $    -  $     -    $    -  $     974

Common
Stock:
Shares         268,771        -      11,413           -        963             -           -       -        -         -    281,147
Amount       $   2,688  $     -    $    114   $       -     $   10     $       -    $      -  $    -  $     -    $    -  $   2,812

Treasury
Stock:
Shares           6,078        -           -           -          -             -           -       -        -         -      6,078
Amount       $  (2,963) $     -    $      -   $       -     $    -     $       -    $      -  $    -  $     -    $    -  $  (2,963)

Additional
Paid-in
Capital      $ 130,865  $     -    $    918   $     (38)    $4,695     $       -    $      -  $    -  $ 1,385    $    -  $ 137,825

Accumulated
(Deficit)    $(131,475) $     -    $      -   $       -     $    -     $       -    $      -  $(6,453)$     -    $    -  $(137,928)

Cumulative
Translation
Adjustment   $      65  $     -    $      -   $       -     $    -     $       -    $      -  $     - $     -    $  (50) $      15

Stock
Subscription
Receivable   $  (1,000) $     -    $      -   $       -     $    -     $    (451)   $      -  $     - $     -    $    -  $  (1,451)

Expenses
to be
Paid with
Common Stock $  (1,282) $     -    $      -   $       -     $    -     $       -    $      -  $     - $   665    $    -  $    (617)

Unearned
Compensatory
Stock Option $     (55) $     -    $      -   $       -     $    -     $       -    $      4  $     - $     -    $    -  $     (51)


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

     At March 31, 2000, the number of shares required to be reserved for the exercise of options and warrants was 38.0 million. The aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants granted was 37.0 million shares of which options and warrants to purchase 24.7 million shares were currently exercisable. The aggregate number of shares of common stock required to be reserved for issuance upon conversion of issued and outstanding shares of Series F Preferred Stock and Series G Preferred Stock was 3.8 million and 2.6 million, respectively. The Company has reserved 1.5 million shares of common stock for issuance to certain holders of NCT Audio common stock upon exchange of their shares of NCT Audio common stock for shares of the Company's common stock. The Company also reserved 32.1 million shares of common stock for issuance upon conversion of the convertible notes. Common shares issued and required to be reserved for issuance exceed the number of shares authorized. However, should the aggregate of the number of issued and outstanding shares and shares required to be reserved for future issuance reach the authorized limit, shares in excess of the limit will be borrowed from the 1992 Plan.


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

                                                                    (In thousands of dollars)
                                                                             Segment
                                ------------------------------------------------------------------------------------
                                                                                Advancel   Total              Grand
                                Audio   Hearing  Communication  Europe    DMC    Logic    Segments   Other    Total
                                                                                  Corp
                               ------- --------- -------------- -------- ------ --------- --------- ------- --------
For the three months ended
months ended
March 31, 2000:
Net Sales - External           $   67  $    153    $     92      $    -  $    - $     -    $   312  $     -  $   312
Net Sales - Other
 Operating Segments                22         -           -         220       -       -        242     (242)       -
License Fees and Royalties          1        34         156           -      56       -        247        9      256
Interest Income/(Expense), net      -         -           -           -     (82)      -        (82)  (1,084)  (1,166)
Depreciation/Amortization           3         -           -           9       -       4         16      386      402
Operating Income (Loss)          (424)   (1,244)       (416)         40    (424)     (7)    (2,475)  (3,978)  (6,453)
Segment Assets                  2,095     1,406       1,074         155   4,756     714     10,200    6,251   16,451
Capital Expenditures                -         -           -           -       5       -          5        -        5

For the three months ended
March 31, 1999:
Net Sales - External           $  193  $    226    $    377      $    2  $    -     663      1,461        -    1,461
Net Sales - Other
 Operating Segments                15         -           -         296       -       -        311     (311)       -
License Fees and Royalties        500         2          20           -   2,000     200      2,722        -    2,722
Equity in net loss of
 Unconsolidated affiliates -
 net of amortization              103         -           -           -       -       -        103        -      103
Interest Income, net                -         -           -           -       -       -          -       24       24
Depreciation/Amortization           3         -           -           6       -       4         13      349      362
Operating Income (Loss)        (1,447)     (751)     (1,472)        105   1,921     269     (1,375)    (161)  (1,536)
Segment Assets                  6,689     2,738         485         221   3,454   1,423     15,010    1,069   16,079
Capital Expenditures                1         -           -           4       2       1          8        4       12

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


        GENERAL BUSINESS ENVIRONMENT

     The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Also, as distribution channels are established and as product sales and market acceptance of the commercial applications of the Company's technologies build as anticipated by management, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The revenue from these sources, if realized, will reduce the Company's dependence on engineering and development services. This is reflected in the first three months of 2000, where 45% of the Company's revenue has been from licensing fees and royalties, 55% from product sales. There can be no assurance that technology licensing fees will continue at that level.

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

     Product revenues for the three months ended March 31, 1999 and 2000 were:

                                PRODUCT REVENUES
                             (thousands of dollars)

                                         Three Months Ended March 31,
                              --------------------------------------------------
                                    Amount                  As a % of Total
                              ---------------------     ------------------------
           Product               1999        2000          1999          2000
      ------------------      ----------  ---------     -----------   ----------
      Headsets                 $  209     $   153          32.1%         49.0%
      Communications              249         92           38.2%         29.5%
      Audio                       193         67           29.6%         21.5%
      Other                         1          -            0.1%            0%
                              ----------  ---------     -----------   ----------
            Total             $   652     $  312          100.0%        100.0%
                              ==========  =========     ===========   ==========

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

     On March 7, 2000, the Company and DMC, a wholly owned subsidiary of the Company, signed an agreement to license the use of DBSS systems and related technology in two station areas in the New York DMA territory to Eagle Assets Limited ("Eagle"). The amount of the license fee was $1.0 million for each station. At March 31, 2000, the Company recorded a receivable of $2.0 million and deferred revenue of $1.9 million (see Note 1). On April 6, 2000 the Company received $0.5 million. An additional $0.5 million is payable within 90 days of the signing of the agreement and a promissory note for $1.0 million is to be issued and paid within twelve months of the signing of the agreement. The Company also granted Eagle the option to purchase in its entirety a 5% interest of the then outstanding equity of DMC, on a fully diluted basis, at an exercise price equal to the lesser of (i) $3.0 million or (ii) at any given closing of a sale of equity interests in DMC at a price equal to 80% of the total fair market value of the total outstanding equity attributed to DMC at such closing, as evidenced by the price paid for such equity interests, multiplied by 5%. The Company also granted Eagle a single option to purchase a non-exclusive license from DMC to use the DBSS in two additional station areas in the New York DMA territory for $1.0 million each.

     On March 30, 2000, the Company and DMC signed an agreement to license the use of DBSS systems and related technology in Israel to Brookepark Limited ("Brookepark"). The amount of the license fee was $2.0 million and was recorded as deferred revenue at March 31, 2000 (see Note 1). On March 30, 2000, the Company received $0.5 million. At March 31, 2000, the Company recorded a $1.5 million receivable. An additional $0.5 million is payable within 90 days of the signing of the agreement and a promissory note for $1.0 million is to be issued and paid within twelve months of the signing of the agreement. The Company also granted Brookepark options to purchase an exclusive license from DMC to use the DBSS in each of the remaining Middle East countries for $2.0 million each. The Company shall have the right to terminate any such unexercised option to purchase an additional license by entering into a separate agreement with a third party for licensing of the DBSS system or technology in any one of the remaining Middle East countries. Brookepark will receive a 50% commission on all cash received by DMC upon the execution of any agreement for the license of the DBSS system entered into by DMC in any of the remaining Middle East countries for which Brookepark was the originator of the placement of the license.

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

        RESULTS OF OPERATIONS

     Total revenues for the first three months of 2000 were $0.6 million compared to $4.2 million for the same period in 1999, a decrease of $3.6 million or 86%.

     Technology licensing fees and royalties was $0.3 million in the first three months of 2000 compared to $2.7 million for the same period in 1999. Due to the Company's early adoption of SAB 101, the Company is required to defer $3.9 million of the license fees for DBSS network affiliate licenses which aggregated $4.0 million. The deferred revenue will be amortized over the next three years in accordance with the Company's interpretation of SAB 101. The DBSS license includes the rights to exploit the DBSS technology in a specific geographical area within one of several networks. The technology includes hardware, software, rights to practice the intellectual property and the license to deliver music along with advertising content. The Company anticipates the sale of such licenses to approximate $1.0 million each based on regional and commercial/professional settings. The first quarter of 1999 included $2.0 million of DBSS technology license fees, which during the second quarter of 1999 was adjusted by the Company to $1.6 million due to the valuation of the Series E Preferred Stock which were exchanged for DBSS license fees.

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


        LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $137.9 million on a cumulative basis through March 31, 2000. These losses, which include the costs for development of products for commercial use, have been funded primarily from
(1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales, and (6) engineering and development funds received from strategic partners and customers.

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

     The Company's working deficit was ($0.3) million at March 31, 2000, compared to a deficit of $(3.3) million at December 31, 1999. This improvement of $3.0 million was primarily due to the DBSS license agreements for network affiliate licenses aggregating $4.0 million.

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

                                        NCT GROUP, INC.


                                        By:  /s/ MICHAEL J. PARRELLA
                                              -----------------------
                                              Michael J. Parrella
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors


                                        By:    /s/ CY E. HAMMOND
                                               ---------------------
                                               Cy E. Hammond
                                               Senior Vice President,
                                              Chief Financial Officer



Dated:  August 21, 2000