Form 10-Q
period 2000-06-30
NCT GROUP INC
filed 2000-08-21
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2000

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

--------------------------------------------------------------------------------
                                 (203) 226-4447
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


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

              283,371,627 shares outstanding as of August 10, 2000

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                            (in thousands, except per share amounts)
                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                  -----------------------------  -----------------------------
                                                    ------------    ----------      -----------   -----------
                                                        1999           2000            1999          2000
                                                    ------------    ----------      -----------   -----------
REVENUES:
   Technology licensing fees and Royalties           $   779        $  6,333         $   3,501     $  6,589
   Product sales, net                                    576             471             1,228          783
   Engineering and development services                  366              31             1,175           31
                                                    ------------    ----------      -----------   -----------
          Total revenues                             $ 1,721           6,835             5,904        7,403
                                                    ------------    ----------      -----------   -----------

COSTS AND EXPENSES:
   Cost of product sales                             $    649        $    341         $   1,083     $    964
   Cost of engineering and development Services           395              27               903           27
   Selling, general and administrative                  2,678           2,217             5,663        3,409
   Research and development                             1,745           1,116             3,458        2,083
   Write down of investment in unconsolidated
     subsidiary                                         2,385               -             2,385            -
   Other (income)/expense                                 204            (124)              307        2,949
   Interest (income)/expense                              (33)             212               (57)       1,378
                                                    ------------    ----------      -----------   -----------
          Total costs and expenses                   $  8,023        $  3,789         $  13,742     $ 10,810
                                                    ------------    ----------      -----------   -----------

NET (LOSS)/INCOME                                    $ (6,302)       $  3,046         $  (7,838)    $ (3,407)

   Common stock preferential return                         -              47                 -          100
   Preferred stock dividend requirement                   134             235             5,240          901
   Accretion of difference between
     carrying amount and redemption amount
     of redeemable preferred stock                         25              48               184           87
                                                    ------------    ----------      -----------   -----------

NET (LOSS)/INCOME ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                  $ (6,461)       $  2,951         $ (13,262)    $ (4,495)
                                                    ============    ==========      ============  ===========

Basic income/(loss) per share                        $  (0.04)       $   0.01         $   (0.08)    $  (0.02)
                                                    ============    ==========      ============  ===========
Diluted income/(loss) per share                      $  (0.04)       $   0.01         $   (0.08)    $  (0.02)
                                                    ============    ==========      ============  ===========

Weighted average common shares
  outstanding - basic income/(loss) per share         174,238         275,315           165,247      274,514
Effect of potential common shares                           -          46,495                 -            -
                                                    ------------    ----------      ------------  -----------
Weighted average common shares outstanding -
  diluted income/(loss) per share                     174,238         321,810           165,247      274,514
                                                    ============    ==========      ============  ===========

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)                                              (in thousands, except per share amounts)
                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                  -----------------------------  -----------------------------
                                                    ------------    ----------      -----------   -----------
                                                        1999           2000            1999          2000
                                                    ------------    ----------      -----------   -----------
NET (LOSS)/INCOME                                    $ (6,302)       $  3,046         $ (7,838)     $ (3,407)

Other comprehensive (loss)/income:
   Currency translation adjustment                         (3)             25               21           (25)

COMPREHENSIVE (LOSS)/INCOME                          $ (6,305)       $  3,071         $ (7,817)     $ (3,432)
                                                    ============    ==========     ============   ===========

The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)       (in thousands of dollars)
                                                     December 31,     June 30,
ASSETS (Note 8)                                         1999            2000
                                                   --------------  -------------
Current assets:                                                     (Unaudited)
     Cash and cash equivalents (Note 1)             $    1,126      $      777
     Restricted cash (Note 8)                              667             321
     Accounts receivable, net (Note 2)                     237           2,865
     Inventories, net (Note 3)                           2,265           1,831
     Other current assets                                  152             369
                                                   --------------  -------------
                     Total current assets           $    6,163      $    4,447

Property and equipment, net                                449             379
Goodwill, net                                            3,497           3,094
Patent rights and other intangibles, net                 2,296           2,004
Other assets (Note 6)                                    2,688           9,107
                                                   --------------  -------------
                                                    $   13,377      $   20,747
                                                   ==============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
     Accounts payable                               $    3,647      $    2,144
     Accrued expenses                                    3,189           2,457
     Current maturities of notes payable (Note 7)            -           1,054
     Accrued payroll, taxes and related expenses            64              37
     Other liabilities                                     807             670
     Current maturities of convertible notes(Note 8)         -           1,500
     Deferred revenue (Note 1)                              21           1,354
                                                    -------------  -------------
                     Total current liabilities       $   7,728      $    9,216
                                                    -------------  -------------

Long term liabilities (Note 8):
     Convertible notes                               $   4,107      $    3,314
     Note payable                                            -              79
     Deferred revenue (Note 1)                               -           2,278
                                                    -------------  -------------
                     Total long term liabilities     $   4,107      $    5,671
                                                    -------------  -------------

Commitments and contingencies

Common stock subject to resale guarantee (Note 11)   $   1,592      $      741
                                                    -------------  -------------
Minority interest in consolidated subsidiary
  Preferred stock in subsidiary, $.10 par value,
  1,000 shares authorized, issued and outstanding,
  3 and 0 shares, respectively (redemption amount
  $317,162 and $0, respectively)                     $     317      $        -
                                                    -------------  -------------

Stockholders' equity (Note 5)
Preferred stock, $.10 par value, 10,000,000 shares
authorized
  Series F preferred stock, 4,715 and 3,464 shares
    issued and outstanding, respectively
    (redemption amount $4,789,407 and $3,587,755,
    respectively)                                    $   2,790      $    2,113
  Series G preferred stock, issued and outstanding,
  0 and 2,004 shares, respectively (redemption
  amount $0 and $2,020,268, respectively)                    -           1,725

Common stock, $.01 par value, authorized
  325,000,000 shares; issued 268,770,739 and
  281,092,998 shares, respectively                       2,688           2,811

Additional paid-in-capital                             130,865         137,992
Unearned portion of compensatory stock, warrants
  and options                                              (55)            (46)
Expenses to be paid with common stock                   (1,282)           (221)
Accumulated deficit                                   (131,475)       (134,882)
Accumulated other comprehensive income                      65              40
Stock subscriptions receivable                          (1,000)         (1,450)
Treasury stock (6,078,065 shares of common stock)       (2,963)         (2,963)
                                                    -------------  -------------
                Total stockholders' equity/(deficit) $    (367)     $    5,119
                                                    -------------  -------------
                                                     $  13,377      $   20,747
                                                    =============  =============
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)                                         (in thousands of dollars)
                                                     Six months ended June 30,
                                                  ------------------------------
                                                        1999             2000
                                                   --------------  -------------

Cash flows from operating activities:
   Net (loss)                                       $   (7,838)     $   (3,407)
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:
       Depreciation and amortization                       900             842
       Common stock and options issued as
         consideration for:
          Compensation                                     254               9
          Operating expenses                                 -              50
       Provision for tooling costs                           4               -
       Provision for inventory                               -             250
       Provision for doubtful accounts                      32             (16)
       Write down of investment in unconsolidated
         subsidiary                                      2,385               -
       Preferred stock received for license fees          (850)              -
       Impairment of goodwill (Note 11)                      -           3,073
       Discount on beneficial conversion feature on
         convertible note (Note 8)                           -           1,000
       Common stock received for license fee                 -          (6,000)
       Changes in operating assets and liabilities:
        (Increase) in accounts receivable                 (254)           (112)
        (Increase) in license fees receivable           (1,804)         (2,500)
        Decrease in inventories, net                       186             181
        (Increase)decrease in other assets                  18            (106)
        Increase (decrease) in accounts payable and
         accrued expenses                                1,255          (1,713)
        Increase in other liabilities and deferred
         revenue                                         1,210           3,441
                                                   --------------  -------------
    Net cash (used in) operating activities         $   (4,502)     $   (5,008)
                                                   --------------  -------------
Cash flows from investing activities:
   Capital expenditures                             $      (52)     $      (86)
   Decrease in restricted cash                               -             346
   Acquisition of patent rights                           (900)              -
   Deferred charges                                          -            (407)
   Interest on note receivable                             (74)              -
                                                   --------------  -------------

      Net cash (used in) investing activities       $   (1,026)     $     (147)
                                                   --------------  -------------
Cash flows from financing activities:
   Proceeds from:
      Convertible notes (net) (Note 8)              $    1,500      $    1,000
      Notes payable (Note 7)                                 -             750
      Sale of preferred stock (net) (Note 11)            3,529           1,704
      Proceeds from common stock subject to
        resale (Note 10)                                     -             620
      Exercise of stock options (net)                        1             748
                                                   --------------  -------------

      Net cash provided by financing activities     $    5,030      $    4,822
                                                   --------------  -------------

Effect of exchange rate changes on cash             $       32      $      (16)
                                                   --------------  -------------

Net (decrease) in cash and cash equivalents         $     (466)     $     (349)
Cash and cash equivalents - beginning of period            529           1,126
                                                   --------------  -------------
Cash and cash equivalents - end of period           $       63      $      777
                                                   ==============  =============


Cash paid for interest                              $        1      $        -
                                                   ==============  =============


The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.      Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions and rules of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the NCT Group, Inc. (the "Company" or "NCT") Annual Report on Form 10-K, for the year ended December 31, 1999, filed on April 14, 2000.

     The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $134.9 million on a cumulative basis through June 30, 2000. These losses, which include the cost for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales and (6) engineering and development funds received from strategic partners and customers.

     During the second quarter of 2000, retroactive to January 1, 2000, the Company adopted the accounting policies of SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). Adopting SAB 101 effective January 1, 2000, required the Company to restate its first quarter 2000 revenues, deferring recognition of $3.9 million of previously recognized license fees. Such deferred revenue will be amortized over the next three years in accordance with the Company's interpretation of SAB 101.

     On March 7, 2000, the Company and DistributedMedia.com, Inc. ("DMC"), a wholly owned subsidiary of the Company, signed an agreement to license the use of Digital Broadcasting Station Software ("DBSS") systems and related technology in two station areas in the New York DMA territory to Eagle Assets Limited. The total amount of the license fee was $2.0 million of which approximately $1.8 million has been deferred at June 30, 2000. At June 30, 2000, the amount remaining in accounts receivable totaled $1.25 million.

     On March 30, 2000, the Company and DMC signed an agreement to license the use of DBSS systems and related technology in Israel to Brookepark Limited. The amount of the license fee was $2.0 million of which approximately $1.8 million has been deferred at June 30, 2000. At June 30, 2000, the amount remaining in accounts receivable totaled $1.25 million.

     Cash, cash equivalents and short-term investments amounted to $0.8 million at June 30, 2000, decreasing from $1.1 million at December 31, 1999. Management believes that currently available funds will not be sufficient to sustain the Company at present levels for the next 12 months. The Company's ability to continue as a going concern is dependent on funding from several sources, including available cash, cash from the exercise of warrants and options, and cash inflows generated from the Company's revenue sources: technology licensing fees and royalties, product sales, and engineering and development services. The level of realization of funding from the Company's revenue sources is presently uncertain. In the event that anticipated technology licensing fees and royalties, product sales, and engineering and development services do not generate sufficient cash, management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

     In the event that funding from internal sources is insufficient, the Company would have to substantially cut back its level of spending which could substantially curtail the Company's operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists about the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of financing from other sources to fund any cash deficiencies. See Notes 7, 8 and 11 with respect to recent financings.

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at June 30, 2000, about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


2.      Accounts Receivable:

        Accounts receivable comprise the following:

          (thousands of dollars)
                                               December 31,         June 30,
                                                   1999               2000
                                             ----------------   ----------------
   Technology license fees and royalties       $      -           $    2,545
   Engineering and development services              33                    -
   Other                                            287                  386
   Allowance for doubtful accounts                  (83)                 (66)
                                             ----------------   ----------------
       Accounts receivable, net                $    237           $    2,865
                                             ================   ================

3.      Inventories:

        Inventories comprise the following:

          (thousands of dollars)
                                                 December 31,         June 30,
                                                     1999               2000
                                               ----------------   --------------
   Components                                    $    360           $      487
   Finished goods                                   2,434                1,963
                                               ----------------   --------------
   Gross inventories                             $  2,794                2,450
   Reserve for obsolete & slow moving inventory      (529)                (619)
                                               ----------------   --------------
       Inventories, net of reserves              $  2,265           $    1,831
                                               ================   ==============

     The reserve for obsolete and slow moving inventory at June 30, 2000 has increased to $0.6 million primarily due to a $0.3 million charge for slow moving hearing product inventory recorded during the first six months of 2000, net of applications of reserve.



4.      Recent Accounting Pronouncements:

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133"). As amended by SFAS No. 137, the Company is required to adopt SFAS 133 for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial condition or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB 101 and June 2000 issued SAB No. 101B to defer until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 with earlier application encouraged. As noted in Note 1 the Company has elected early application of SAB 101 in the quarter ended March 2000. The effect of the adoption of SAB 101 in the first quarter of 2000 in a reduction of revenue and net income of $3.9 million.

5.      Stockholders' Equity:

        The changes in stockholders' equity during the six months ended June 30, 2000, were as follows:

(in thousands)
                --------------------------------------------------------------------------------------------------------------------
                                                                                  Unearned           Expenses
                                                    Accretion/   Net              Compen-            To be    Transla-
                  Balance     Sale      Exchange/   Dividend     Sale     Stock   satory              paid      tion      Balance
                    at         of      Conversion      of        of     Subscrip  Options/    Net     With     Adjust-      At
                  12/31/99  Preferred     of        Preferred   Common    tion    Warrants    Loss   Common    ment      6/30/00
                             Stock     Preferred      Stock      Stock   Receiv                       Stock
                                         Stock                            able
                ----------  ---------  ----------  ----------  -------- --------  --------- ------- --------- --------  ------------
Series F
Preferred
Stock:
  Shares                 5          -         (1)           -         -       -           -         -        -        -          4
  Amount        $    2,790   $      -   $   (748)   $      71   $     -  $    -    $      -   $     -  $     -  $     -  $   2,113

Series G
Preferred
Stock:
  Shares                -           2          -            -         -       -           -         -        -        -          2
  Amount        $       -    $  1,709   $      -    $      16   $     -  $    -    $      -   $     -  $     -  $     -  $   1,725

Common
Stock:
  Shares          268,771           -     11,568            -     1,530       -           -         -     (776)       -    281,093
  Amount        $   2,688    $      -   $    116    $       -   $    15  $    -    $      -   $     -  $    (8) $     -  $   2,811

Treasury
Stock:
  Shares            6,078           -          -            -         -        -          -         -        -        -      6,078
  Amount        $  (2,963)   $      -   $      -    $       -   $     -  $     -   $      -   $     -  $     -  $     -  $  (2,963)

Additional
Paid-in Capital $ 130,865    $      -   $    945    $     (87)  $ 5,024  $     -   $      -   $     -  $ 1,245  $     -  $ 137,992

Accumulated
(Deficit)       $(131,475)   $      -   $      -    $       -   $     -  $     -   $      -   $(3,407) $     -  $     -  $(134,882)

Accumulated Other
Comprehensive
Income          $      65    $      -   $      -    $       -   $     -  $     -   $      -   $     -  $     -  $   (25) $      40

Stock
Subscription
Receivable      $  (1,000)   $      -   $      -    $       -   $     -  $  (450)  $      -   $     -  $     -  $     -  $  (1,450)

Expenses
to be
Paid with
Common Stock    $  (1,282)   $      -   $      -    $       -   $     -  $     -   $      -   $     -  $ 1,061  $     -  $    (221)


Unearned
Compensatory
Stock Option    $     (55)   $      -   $      -    $       -   $     -  $     -   $      9   $     -  $     -  $     -  $     (46)

6.      Other Assets:

     On August 14, 1998, NCT Audio Products, Inc. ("NCT Audio") agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), an automotive audio system supplier. In 1998 NCT Audio had paid deposits of $3.5 million towards the purchase price. On or about July 15, 1999, NCT Audio determined it would not proceed with the purchase of the assets of TSA, as structured, due primarily to its difficulty in raising the requisite cash consideration. Consequently, NCT Audio reduced its investment in TSA to $1.5 million, representing its 15% minority interest. In addition the Company recorded a penalty premium of $0.1 million and a note payable of $0.2 million, as well as recorded a $2.4 million charge in the quarter ended June 30, 1999 for the write-down of its investment to its estimated net realizable value. The $0.1 million is included on the balance sheet at June 30, 2000 in accrued expenses and the $0.2 million is included in notes payable.

     On May 10, 2000, the Company announced a license agreement with Infinite Technology Corporation ("ITC"). Under the agreement, Advancel Logic Corporation ("Advancel"), a majority owned subsidiary of the Company, grants ITC exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java Turbo-J(TM) technology. The agreement also grants ITC non-exclusive rights to Advancel's Java smartcard core. In consideration for this license, the Company received 1.2 million shares of ITC's common stock valued at $6.0 million and on-going unit royalties.



7.      Notes Payable:

     On May 26, 2000, the Company, ConnectClearly.com, Inc. (a wholly owned subsidiary of the Company) and two separate investors entered into two promissory notes of $250,000 each, in a bridge financing arrangement. These notes were repaid in August 2000 from the proceeds from a $2.0 million equity financing arrangement entered into with the note holders. Such notes accrued interest at 10% per annum.

     On June 28, 2000, the Company entered into a $275,000 promissory note with an investor. Inherent to the note was an original issue discount provision amounting to $25,000. Such discount is being amortized as interest expense over the term of the note which is due and payable on August 28, 2000.



8.      Long-Term Liabilities:

Convertible Notes:

     On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor (the "Holder"), subscribed to and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. The Company entered into secured convertible notes (the "Notes") for $4.0 million between January 26, 1999 and March 27, 2000. The Notes mature two years from their inception date and earn interest at the prime rate as published from day to day in The Wall Street Journal. The Company recorded a beneficial conversion feature of $1.0 million in connection with the March 27, 2000 convertible note recorded during the first quarter of 2000, classified as interest expense.

     On July 19, 1999, DMC entered into a convertible guaranteed term promissory note ("PRG Note") with Production Resource Group ("PRG") in the amount of $1.0 million. Of the $1.0 million note, $750,000 was deposited into an escrow account and is restricted in its use to pay rental and installation costs of DBSS systems. At June 30, 2000, the balance in the escrow account, classified as restricted cash, was $0.2 million. The PRG Note matures on July 19, 2001 and earns interest at ten percent (10%) per annum. PRG may convert the PRG Note in whole or in part at its election into shares of DMC's common stock, without par value, at any time during the period commencing on the date of issuance and ending on the maturity date. In connection with the PRG Note, PRG was granted a common stock warrant. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company estimated the fair value of this warrant to be $0.4 million. Such amount is being amortized to interest expense over the two-year period of the related promissory note. Amortization amounted to $0.1 million for the six months ended June 30, 2000. Unamortized discount of $0.2 million has been reflected as a reduction of the related note payable amount in the accompanying June 30, 2000 condensed consolidated financial statements.

Note Payable:

     On June 2, 2000, the Company and DMC entered into a promissory note ("Roth Note") with Roth Bros, Inc. ("Roth") in the amount of $0.8 million. Of the $0.8 million note, $0.2 million was deposited into a bank account that is restricted in its use for equipment purchase, rental and installation costs as it pertains to the installation of DBSS systems. At June 30, 2000, the balance in the escrow account, classified as restricted cash, was $0.1 million. The Roth Note matures twenty-four (24) months from the date of execution and earns interest at fifteen percent (15%) per annum. In connection with the Roth Note, Roth was granted a common stock warrant. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company estimated the fair value of this warrant to be $0.1 million. Such amount is being amortized to interest expense over the two-year period of the related promissory note. Amortization amounted to approximately $2,500 for the six months ended June 30, 2000. Unamortized discount of $0.1 million has been reflected as a reduction of the related note payable amount in the accompanying June 30, 2000 condensed consolidated financial statements.


9.      Litigation:

     Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, for a discussion of the following matters:

     On June 10, 1998, Schwebel Capital Investments, Inc. ("SCI") filed suit against the Company and Michael J. Parrella, then the President, Chief Executive Officer and a Director of the Company, in the Circuit Court for Anne Arundel County, Maryland. During the second quarter of 2000, the Company and SCI have had verbal discussions regarding a settlement. Aside from such verbal settlement discussions, there were no material developments in this matter during the period covered by this report.

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

     On September 16, 1999, certain former shareholders and optionees (the "Claimants") of Advancel, a majority owned subsidiary of the Company, filed a Demand for Arbitration against the Company with the American Arbitration Association in San Francisco, CA. On April 25, 2000, both parties reached a resolution of the matter. All parties withdrew all charges and claims with exception to the following. Regarding the Stock Purchase Agreement, NCT and Advancel did not release the Claimants from any claims arising out of or relating to Claimants' use, misuse, destruction or theft of NCT and/or Advancel's property, confidential information, trade secrets or intellectual property or any claims arising out of or relating to the Proprietary Information and Invention Agreements. Also, NCT and Advancel did not release Claimants from any of their obligations under the Non-compete Covenants. NCT has no further obligations to the Claimants under the Stock Purchase Agreement as a result of the resolution of this matter which was of no financial or other consequence to the Company.

     On September 16, 1999, NCT Audio filed a Demand for Arbitration before the American Arbitration Association in Wilmington, Delaware, against Top Source Technologies, Inc. and TSA (the "Respondents") alleging, among other things, breach of the asset purchase agreement by which TSA was to sell its assets to NCT Audio, breach of fiduciary duty to a majority shareholder, NCT Audio, which holds 15% of the outstanding stock of TSA, and breach of obligation of good faith and fair dealing. There were no material developments in this matter during the period covered by this report.

     On October 9, 1999, the Company, NCT Audio, Balmore, Austost and LH Financial agreed, in principle, to settle all legal charges, claims and counterclaims which have individually or jointly been asserted against the parties. On October 9, 1999, pursuant to the NCT Audio stock agreement, the Company, NCT Audio, Balmore and Austost also agreed to exchange 532 shares of NCT Audio common stock held by Balmore and Austost into 17,333,334 shares of common stock of the Company. The issuance of such shares of common stock was ratified by the Board of Directors on October 22, 1999. Such shares were issued to Austost and Balmore pursuant to the Securities Exchange Agreement (the "Exchange Agreement") executed on October 9, 1999, as amended on March 7, 2000 (See Note 11- to the Condensed Consolidated Financial Statements for further details). In April 2000, all parties reached a resolution of no financial or other consequence to the Company which has been subsequently approved by the court, in which all matters have been resolved.

     The Company believes there are no other patent infringement litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on the consolidated financial position and consolidated results of operations.


10.     Common Stock Subject to Resale Guarantee:

     On September 24, 1999, the Company issued 12,005,847 shares of common stock to suppliers and consultants to settle current obligations of $1.8 million and future or anticipated obligations of $0.5 million. On October 27, 1999, the Company issued an additional 1,148,973 shares of common stock to suppliers and consultants to settle obligations of $0.2 million. During 1999, suppliers and vendors sold $1.5 million of such shares. During the six month ended June 30, 2000, suppliers and vendors sold $0.9 million. At June 30, 2000, common stock subject to resale guarantee included $0.1 million for suppliers and vendors.

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

     At June 26, 2000 no additional shares were required to be issued in accordance with such reset provision.

     Common stock subject to resale guarantee was $0.7 million at June 30, 2000, which represented the outstanding shares of common stock valued at the date of issuance to suppliers and consultants ($0.1 million) and the purchase price plus guaranteed return on investment related to the above noted Purchase Agreement ($0.6 million).


11.     Common Stock:

     On January 19, 2000, the Board of Directors amended the Noise Cancellation Technologies, Inc. Stock Incentive Plan (the "1992 Plan"), subject to stockholder approval, to increase the aggregate number of shares of the Company's common stock reserved for issuance upon the exercise of stock options granted under the 1992 Plan from 30,000,000 shares to 50,000,000 shares and to amend certain administrative provisions of the 1992 Plan (the "1992 Plan Amendment"). At the Annual Meeting of Stockholders held on July 13, 2000, the stockholders approved such amendment.

     On January 19, 2000, the Board of Directors granted options to purchase 9.9 million shares of the Company's common stock to certain officers and employees of the Company subject to the approval by the Company's stockholders of an increase in the number of shares authorized and subject to the approval by the Company's stockholders of an increase in the number of shares covered by the 1992 Plan. Options to purchase 3.9 million of such shares vest upon approval by the stockholders of the above noted increases. Options to purchase 2.0 million of such shares will not become vested or exercisable until the satisfaction of additional vesting requirements based on the passage of time. Options to purchase 4.0 million of such shares will not become vested or exercisable until the satisfaction of additional vesting requirements based on profitability of the Company or the passage of time, whichever occurs first. The foregoing options were granted with the exercise price equal to the fair market value of the Company's common stock on January 18, 2000, or $0.41 per share, as determined from the last sale price as reported by the NASDAQ OTC Bulletin Board.

     During the first quarter of 2000, the Board of Directors also granted options to purchase 2.9 million shares of the Company's common stock to certain new employees and consultants of the Company for services rendered to the Company subject to the approval by the Company's stockholders of an increase in the number of shares authorized and subject to the approval by the Company's stockholders of an increase in the number of shares covered by the 1992 Plan. Such options were granted at or above the fair market value of the Company's common stock on the date of grant.

     On January 25, 2000, the Board of Directors designated a new series of preferred stock based upon a negotiated term sheet, the Series G Convertible Preferred Stock ("Series G Preferred Stock"). The Series G Preferred Stock consists of 5,000 designated shares, par value of $0.10 per share and a stated value of one thousand dollars ($1,000) per share with a cumulative dividend of four percent (4%) per annum on the stated value payable upon conversion in either cash or common stock. On March 6, 2000, as amended March 10, 2000, the Company and an accredited investor entered into an agreement under which the Company sold an aggregate stated value of $2.0 million (2,004 shares) of Series G Preferred Stock, in a private placement pursuant to Regulation D of the Securities Act of 1933 (the "Securities Act") for an aggregate of $1.750 million. The Company received proceeds, net of expenses, of $1.7 million. Each share of Series G Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock pursuant to a predetermined conversion formula which provides that the conversion price will be the lesser of (i) the average of the closing bid price for the common stock on the securities market on which the common stock is being traded for five (5) consecutive trading days prior to the date of conversion; or (ii) the fixed conversion price of $0.71925. The Company filed a registration statement on April 20, 2000, (amended on June 13, 2000), to register such shares of common stock for the conversion of the Series G Preferred Stock and the related warrant. In connection with the Series G Preferred Stock transaction, on March 6, 2000, the Company granted a warrant for 150,000 shares of the Company's common stock with an expiration date of March 31, 2005 and an exercise price of $0.71925. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company estimated the fair market value of this warrant to be $0.1 million, using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 6.14%, volatility of 1, and a term of three years. Such amount is included in the preferred stock dividend requirement for the six months ended June 30, 2000.

     During the six months ended June 30, 2000, the Company issued 10,933,655 shares of the Company's common stock in connection with the conversion of 1,251 shares of the Company's Series F Convertible Preferred Stock ("Series F Preferred Stock") which had been issued in the third quarter of 1999 in a private placement exempt from registration pursuant to Regulation D of the Securities Act.

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

     In March 2000, 3 shares of NCT Audio Series A Convertible Preferred Stock, which had been issued in the third quarter of 1998 in a private placement exempt from registration pursuant to Regulation D of the Securities Act, were exchanged for 3,000 shares of Series D Preferred Stock, which were converted into 634,915 shares of the Company's common stock. Subsequently, the Company recorded a one-time, non-cash charge of $0.2 million for the impairment of goodwill based on the valuation of NCT Audio, which is included in other expense.

     On March 7, 2000, the Company, Balmore and Austost agreed to amend certain of the terms and conditions of the Exchange Agreement. Under the Exchange Agreement, Austost and Balmore were obligated to return to the Company 13,671,362 shares of NCT common stock ("Returnable Shares"). This amendment was agreed to in order to (1) allow Austost and Balmore to retain 3,611,111 Returnable Shares in exchange for an additional 533 shares of Audio common stock from a third party investor (the "Third Party Shares"), which Austost and Balmore shall deliver to NCT, and (2) substitute cash payments by Austost and Balmore to the Company in lieu of Austost's and Balmore's obligation to return the remaining Returnable Shares to the Company pursuant to the Exchange Agreement. Austost and Balmore would agree to pay the Company up to $10,000,000 in cash subject to monthly limitations from proceeds Austost and Balmore would realize from their disposition of such Remaining Returnable Shares. Balmore and Austost will realize a 10% commission on the proceeds from the sale of shares. Subsequently, the Company recorded a one-time, non-cash charge of $2.9 million for the impairment of goodwill based on the valuation of NCT Audio, which is included in other expense.

     On April 21, 2000 the Board of Directors approved the re-granting of replacement grants for forfeit options that would otherwise expire in 2000. Such replacement grants totaled approximately 565,000 options.

     At June 30, 2000, the number of shares required to be reserved for the exercise of options and warrants was 38.0 million. The aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants granted was 36.8 million shares of which options and warrants to purchase 26.0 million shares were currently exercisable. The aggregate number of shares of common stock required to be reserved for issuance upon conversion of issued and outstanding shares of Series F Preferred Stock and Series G Preferred Stock was 15.0 million and 6.8 million, respectively. The Company has reserved 4.8 million shares of common stock for issuance to certain holders of NCT Audio common stock upon exchange of their shares of NCT Audio common stock for shares of the Company's common stock. The Company also reserved 32.1 million shares of common stock for issuance upon conversion of the convertible notes. Common shares issued and required to be reserved for issuance exceed the number of shares authorized at June 30, 2000.


12.     Business Segment Information:

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

Segment Information follows:

                                                                       (In thousands of dollars)
                                                                               Segment
                             ----------------------------------------------------------------------------------
                                                                            Advancel   Total             Grand
                             Audio   Hearing  Communication  Europe  DMC      Logic    Segments   Other   Total
                                                                              Corp
                             ------- -------- ------------ ------- --------- -------- --------- -------- -------
For the six months ended
June 30, 2000:
Net Sales - External         $   186 $   280   $   339     $     6  $     -  $     -   $   811   $    3  $   814
Net Sales - Other
  Operating Segments              26       -         -         423        -        -       449     (449)       -
License Fees and Royalties         1      34       156           -      389    6,000     6,580        9    6,589
Interest Income/(Expense), net     -       -         -           -     (175)    (111)     (286)  (1,092)  (1,378)
Depreciation/Amortization          5       -         -          17        -        8        30      812      842
Operating Income(Loss)          (104)   (683)   (2,191)        164   (3,794)   6,022      (586)  (2,821)  (3,407)
Segment Assets                 2,277   1,361       996         127    7,530    6,683    18,974    1,773   20,747
Capital Expenditures               -       -         -           -       17        -        17       69       86

For the six months ended
June 30, 1999:
Net Sales - External         $    352 $   432   $  666      $    2  $     -  $    943  $ 2,395   $    8  $ 2,403
Net Sales - Other
  Operating Segments                2       -        -         438        -         -      440     (400)       -
License Fees and Royalties        500     156      863           -      850     1,100    3,469       32    3,501
Write down of Investment
  in Uconsolidated Subsidary   (2,385)      -        -           -        -         -   (2,385)       -   (2,385)
Interest Income,net                91       -        -           1        -         -       92      (35)      57
Depreciation/Amortization           6       -        -          10        -         7       23      877      900
Operating Income(Loss)         (5,424) (1,683)  (1,099)         46      (99)      778   (7,481)    (357)  (7,838)
Segment Assets                  4,453   2,347    1,108         193      442     2,063   10,606    7,723   18,329
Capital Expenditures                -       -        1           9        3        35       48        4       52


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

        Advancel Logic Corporation:

     Advancel is a participant in the native Java(TM) (Java(TM) is a trademark of Sun Microsystems, Inc.) embedded microprocessor market. The purpose of the Java(TM) platform is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has been developing a family of processor cores, which will execute instructions written in both Java bytecode and C/C++ significantly enhancing the rate of instruction execution, which opens up many new applications. The potential for applications consists of the next generation home appliances and automotive applications, smartcards for a variety of applications, hearing aids and mobile communications devices. (See Note 6 - Notes to the Condensed Consolidated Financial Statements above for further details.)

        Other:

     The  Net  Sales  -  Other   Operating   Segments   primarily   consists  of
inter-company sales and items eliminated in consolidation. Segment assets consist primarily of corporate assets.


13.     Subsequent Events:


     At the Annual Meeting of Stockholders held on July 13, 2000, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 325 million to 450 million shares. Such action was recommended by the Company's Board of Directors to make additional shares of the Company's common stock available for proper business purposes including an increase in the number of shares of common stock covered by the 1992 Plan pursuant to an amendment of the 1992 Plan approved by the stockholders at such Annual Meeting, and for acquisitions, public or private financings involving common stock or preferred stock or other securities convertible to common stock, stock splits and dividends, present and future employee benefit programs and other corporate purposes. Such amendment became effective on July 18, 2000, when the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation in the Office of the Secretary of the State of Delaware pursuant to the requirements of the General Corporation Law of the State of Delaware.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

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


        GENERAL BUSINESS ENVIRONMENT

     The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Also, as distribution channels are established and as product sales and market acceptance of the commercial applications of the Company's technologies build as anticipated by management, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The revenue from these sources, if realized, will reduce the Company's dependence on engineering and development services. This is reflected in the six and three months ended June 30, 2000, where 89% and 93%, respectively, of the Company's revenue has been from licensing fees and royalties, 11% and 7%, respectively, from product sales. There can be no assurance that technology licensing fees will continue at that level.

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

     The Company continues to sell and ship NoiseBuster(R) headsets, Clearspeech(R) products and the Gekko(TM) flat speakers in 2000. The Company presently sells products through three of its alliances: Walker Electronic
Silencing, Inc. ("Walker") is manufacturing and selling industrial silencers; Ultra Electronics, Limited ("Ultra") is installing aircraft cabin quieting systems in turboprop aircraft; and Oki Electric Industry Co., Ltd. ("Oki") has incorporated the Company's Clearspeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications products. The Company is entitled to receive royalties from Walker on its sales of industrial silencers, from Ultra on its sales of aircraft cabin quieting systems and from Oki on its sales of communications products. In addition, the Company is entitled to royalties from NXT on its sale of certain audio products and from suppliers to United Airlines and other major carriers for integrated noise cancellation active-ready passenger headsets.

     From the Company's inception through June 30, 2000, its operating revenues, including technology licensing fees and royalties, product sales and engineering and development services, have consisted of approximately 24% in product sales, 36% in engineering and development services and 40% in technology licensing fees and royalties.


     Product revenues for the three and six months ended June 30, 1999 and 2000 were:

                                               PRODUCT REVENUES
                                              (thousands of dollars)

                   Three Months Ended June 30,            Six Months Ended June 30,
                 ---------------------------------  ---------------------------------------
                    Amount       As a % of Total          Amount         As a % of Total
                 -------------  ------------------  ------------------- -------------------
    Product       1999   2000    1999      2000       1999     2000      1999      2000
---------------- ------  -----  --------  --------  -------  --------  --------  --------
Headsets          $199   $127     34.5%     27.0%     $408     $280      33.2%     35.8 %
Communications     214    222     37.2%     47.1%      463      313      37.7%     40.0 %
Audio              162    119     28.1%     25.3%      355      186      28.9%     23.8 %
Other                1      3      0.2%      0.6%        2        3       0.2%      0.4 %
                 ------  -----  --------  --------  -------  --------  --------  --------
     Total        $576   $471    100.0%    100.0%   $1,228     $783     100.0%    100.0%
                 ======  =====  ========  ========  =======  ========  ========  ========


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

     On March 7, 2000, the Company and DistributedMedia.com, Inc. ("DMC"), a wholly owned subsidiary of the Company, signed an agreement to license the use of Digital Broadcasting Station Software ("DBSS") systems and related technology in two station areas in the New York DMA territory to Eagle Assets Limited. The total amount of the license fee was $2.0 million, of which approximately $1.8 million has been deferred at June 30, 2000. At June 30, 2000, the amount remaining in accounts receivable totaled $1.25 million.

     On March 30, 2000, the Company and DMC signed an agreement to license the use of DBSS systems and related technology in Israel to Brookepark Limited. The amount of the license fee was $2.0 million, of which approximately $1.8 million has been deferred at June 30, 2000. At June 30, 2000, the amount remaining in accounts receivable totaled $1.25 million.

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

RESULTS OF OPERATIONS



THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999


     Total revenues for the three months ended June 30, 2000 totaled $6.8 million, compared to $1.7 million for three months ended June 30, 1999, or an increase of 297%.

     Consistent with the Company's objectives, technology licensing fees and royalties increased to $6.3 million for the three months ended June 30, 2000 from $0.8 million for the three months ended June 30, 1999, an increase of $5.5 million, primarily due to a technology license fee based upon the Company's TJ and T2J Technology. The Company received 1.2 million shares of Infinite Technology Corporation ("ITC") common stock in consideration for the license agreement which was valued at $5.00 per share or $6.0 million. With the exception of certain rights granted to ST Microelectronics in 1998, this license grants ITC an exclusive irrevocable worldwide license to design, make, use, transfer, market and sell products and intellectual property incorporating or based upon the TJ and T2J Technology.

     The Company continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines and other carriers. Royalties from these and other licensees are expected to account for a greater share of the Company's revenue in future periods.

     Product sales were $0.5 million for the three months ended June 30, 2000 compared to $0.6 million for the three months ended June 30, 1999, a decrease of $0.1 million primarily due to lack of cash to fund advertising and the acquisition of new product inventory.

     For the three months ended June 30, 2000 cost of product sales was $0.3 million compared to $0.6 million for the three months ended June 30, 1999, a decrease of $0.3 million or 48%. The decrease was primarily due to a $0.3 million reserve for slow moving hearing product inventory and minimum royalty expense of $0.1 million which was recorded in the three months ended June 30, 1999. Product margin was 28% for the three months ended June 30, 2000 as compared to a negative 13% for the three months ended June 30, 1999 which relates to the above mentioned reserves for slow moving inventory.

     For the three months ended June 30, 2000 selling, general and administrative expenses amounted to $2.2 million as compared to $2.7 million for the three months ended June 30, 1999, a decrease of $0.5 million or 17%, primarily due to a one-time current period reduction in legal accruals associated with various litigation matters that have been settled (see Note 9 - "Notes to the Condensed Consolidated Financial Statements" for further details) and decreased advertising costs.

     For the three months ended June 30, 2000, research and development expenditures amounted to $1.1 million as compared to $1.7 million for the three months ended June 30, 1999, a decrease of $0.6 million or 36%, primarily through attrition of Advancel employees in 1999. Research and development formerly conducted at Advancel will be outsourced to ITC commencing in the third quarter of 2000. The Company continues to focus on products utilizing its hearing, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.



SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     For the six months ended June 30, 2000, total revenues amounted to $7.4 million, compared to $5.9 million for six months ended June 30, 1999, or an increase of 25%.

     Consistent with the Company's objectives, technology licensing fees and royalties increased to $6.6 million in the first six months of 2000 as compared to $3.5 million for the same period in 1999, an increase of $3.1 million, primarily due to the technology license fee for the licensing of the Company's TJ and T2J Technology. The Company received 1.2 million shares of ITC's common stock which the license agreement valued at $5.00 per share or $6.0 million. With the exception of certain rights granted to ST Microelectronics in 1998, this license grants ITC an exclusive irrevocable worldwide license to design, make, use, transfer, market and sell products and intellectual property incorporating or based upon the TJ and T2J Technology. During the second quarter of 2000, retroactive to January 1, 2000, the Company adopted the accounting policies of SAB 101. Adopting SAB 101 effective January 1, 2000, required the Company to restate its first quarter 2000 revenues, deferring recognition of $3.9 million of previously recognized DMC license fees. Such deferred revenue will be amortized over the next three years in accordance with the Company's interpretation of SAB 101. The Company has recognized $0.4 million of such revenue in the six months ended June 30, 2000.

     The Company continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines and other carriers. Royalties from these and other licensees are expected to account for a greater share of the Company's revenue in future periods.

     For the six months ended June 30, 2000, product sales were $0.8 million compared to $1.2 million for six months ended June 30, 1999, a decrease of $0.4 million or 36%, primarily due to lack of cash to fund advertising and the acquisition of new product inventory.

     For the six months ended June 30, 2000, cost of product sales amounted to $1.0 million versus $1.1 million for six months ended June 30, 1999, a decrease of $0.1 million or 11%. The decrease was primarily due to a reduction of product sales for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. For the six months ended June 30, 2000 product margin decreased to a negative 23% as compared to 12% during the six months ended June 30, 1999 due primarily to additional hearing product inventory reserves and minimum audio products royalty expenses.

     The gross margin on engineering and development services decreased to 13% for the six months ended June 30, 2000 from 23% for the same period in 1999 due to a reduction in funded engineering and development contracts particularly the ST Microelectronics contract with Advancel.

     For the six months ended June 30, 2000, selling, general and administrative expenses totaled $3.4 million as compared to $5.7 million for the six months ended June 30, 1999, a decrease of $2.3 million or 40%, primarily due to a decrease in selling and marketing related expenses, primarily advertising and headcount and travel related expenses.

     For the six months ended June 30, 2000, research and development expenditures totaled $2.1 million as compared to $3.5 million for the six months ended June 30, 1999, a decrease of $1.4 million or 40%, primarily through attrition of Advancel employees in 1999. Research and development formerly conducted at Advancel will be outsourced to ITC commencing in the third quarter of 2000. The Company continues to focus on products utilizing its hearing, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.

     For the six months ended June 30, 2000, other expenses include one-time, non-cash charges of $3.1 million for impairment of goodwill. This is related to the Company's ownership of NCT Audio, which is a result of conversions and exchanges of NCT Audio's common stock and preferred stock for the Company's common stock.



        LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $134.9 million on a cumulative basis through June 30, 2000. These losses, which include the costs for development of products for commercial use, have been funded primarily from
(1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales, and (6) engineering and development funds received from strategic partners and customers.

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

     There can be no assurance that funding will be provided by technology licensing fees, royalties, product sales, engineering and development revenue. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at June 30, 2000 about the Company's ability to continue as a going concern.

     Pursuant to the amended Exchange Agreement between the Company and Austost and Balmore, the Company (See Note 11 - "Notes to the Condensed Consolidated Financial Statements for further details) would retain 10,060,251 shares of the Company's Common Stock (the "Remaining Returnable Shares"), and Austost and Balmore would agree to pay the Company up to $10.0 million in cash subject to monthly limitations from proceeds that Austost and Balmore would realize from their disposition of such Remaining Returnable Shares. Austost and Balmore would realize a 10% commission on the proceeds from the sale of shares. The fair market value of such shares at June 30, 2000 was $3.3 million net of commissions.

     At June 30, 2000, cash and cash equivalents were $0.8 million. Restricted cash of $0.3 million was attributed to the proceeds from the PRG Note and the Roth Note (see Note 8 - "Notes to the Condensed Consolidated Financial
Statements" for further details), which is restricted to equipment purchase, rental and installation costs of DBSS systems. The remaining resources were invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

     The Company's working capital deficit was $(3.1) million at June 30, 2000, compared to a deficit of $(3.3) million at December 31, 1999. This $0.2 million improvement was primarily due to the DBSS license agreements totaling $4.0 million to license the use of DBSS systems and related technology in designated geographical locations of which approximately $2.5 million is included in accounts receivable at June 30, 2000 offset by the increase in current maturities of long term debt.

     For the six months ended June 30, 2000, the net cash used in operating activities was $5.0 million compared to $4.5 million for the six months ended June 30, 1999. The increase in net cash used in operating activities for the six months ended June 30, 2000 of $0.5 million is primarily due to the reduction of accounts payable and accrued expenses.

     At June 30, 2000, net inventory decreased by $0.4 million, primarily due to a $0.3 million increase in reserves for slow moving hearing product inventory.

     The net cash provided by financing activities amounted to $4.8 million, primarily due to the additional $1.0 million secured convertible note (see Note 8 - "Notes to the Condensed Consolidated Financial Statements" for further details), net proceeds of $1.7 million from the Series G Preferred Stock financing (see Note 11 - "Notes to the Condensed Consolidated Financial Statements" for further details) and proceeds of $0.8 million from several promissory notes (see Note 7- "Notes to the Condensed Consolidated Financial Statements" for further details) .

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

     There were no material commitments for capital expenditures as of June 30, 2000, and no other material commitments are anticipated in the near future.

                                            PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For discussion of legal proceedings, see Note 9 - "Notes to the Condensed Consolidated Financial Statements" which is included herein.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


        Recent Sales of Unregistered Securities.

          (a) On March 6, 2000, as amended March 10, 2000, the Company entered into a subscription agreement to sell an aggregate stated value of up to $2,004,000 (2,004 shares) of Series G Convertible Preferred Stock ("Series G Preferred Stock"). On March 10, 2000, the Company issued and sold 1,254 shares of Series G Preferred Stock having an aggregate stated value of $1,254,000. On June 25, 2000, the Company issued and sold 750 shares of Series G Preferred Stock having an aggregate stated value of $750,000.

          (b) Purchasers. The purchaser of the 2,004 shares of Series G Preferred Stock was:

                             The Endeavor Capital Fund, S.A.

          The placement agent for the transaction was J.P. Carey, Inc.

          (c)  Consideration.  The aggregate  offering price for 2,004 shares of
          Series  G  Preferred  Stock  having  an  aggregate   stated  value  of
          $2,004,000 was $1,750,000.

          (d) Exemption from Registration Claimed. Exemption from registration is claimed under Regulation D promulgated under the Securities Act. To the best of the Company's knowledge and belief and in accordance with representations and warranties made by the purchasers of Series G Preferred Stock, the purchaser is an "accredited investor" as defined under Regulation D.

          (e) Terms of Conversion. The shares of Series G Preferred Stock became into shares of common stock of the Company on June 15, 2000. Each share of Series G Preferred Stock is convertible into a number of shares of common stock of the Company as determined in accordance with the following formula (the "Conversion Formula"):

                                 [(.04) x (N/365) x (1,000)] + 1,000
                                 -----------------------------------
                                          Conversion Price

        where

               N        = the number of days between (i) the Closing  Date,
                          and (ii) the conversion date.

               Conversion

               Price    =  the  greater  of  (i)  the  amount  obtained  by
                           multiplying the Conversion  Percentage (which means
                           80% reduced by an  additional  2% for every 30 days
                           that the Registration  Statement has not been filed
                           by the Filing Date) in effect as of the  conversion
                           date  times  the   average   closing  bid  for  the
                           Company's common stock for the (5) consecutive trading days immediately preceding such date; or
                           (ii) $0.71925.

          The "Registration Statement" referred to in the foregoing formula was filed prior to the "Filing Date" as those terms are defined in the conversion terms of the Series G Preferred Stock.

          If the sum computed by such Conversion Rate exceeds 10,000,000 shares of Common Stock, the Company shall, within five (5) business days after receiving the Conversion Notice for which the conversion would exceed the Maximum Share Issuance Amount, either (1) redeem, in accordance with Section 5, the Series G Preferred Shares which may not be converted due to the Maximum Shares Issuance Amount as described in the preceding sentence, or (2) amend this Certificate of Designations to provide for a Maximum Shares Issuance Amount which will permit the conversion of all outstanding Series G Preferred Shares.

ITEM 6. EXHIBITS

(a)     Exhibits

        Exhibit 10 License Agreement Amendment dated June 30, 2000, between NCT Group, Inc., Advancel Logic Corporation and Infinite Technology Corporation


       Exhibit 27   Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NCT GROUP, INC.
                                        Registrant

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