Form 10-Q/A
period 2000-06-30
NCT GROUP INC
filed 2000-11-27
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   /X/ AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                            (in thousands, except per share amounts)
                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                  -----------------------------  -----------------------------
                                                    ------------    ----------      -----------   -----------
                                                        1999           2000            1999          2000
                                                    ------------    ----------      -----------   -----------
REVENUES:
   Technology licensing fees and Royalties           $    779        $    333         $   3,501     $    589
   Product sales, net                                     576             471             1,228          783
   Engineering and development services                   366              31             1,175           31
                                                    ------------    ----------      -----------   -----------
          Total revenues                             $  1,721             835             5,904        1,403
                                                    ------------    ----------      -----------   -----------

COSTS AND EXPENSES:
   Cost of product sales                             $    649        $    341         $   1,083     $    964
   Cost of engineering and development Services           395              27               903           27
   Selling, general and administrative                  2,678           2,217             5,663        3,409
   Research and development                             1,745           1,116             3,458        2,083
   Write down of investment in unconsolidated
     subsidiary                                         2,385               -             2,385            -
   Other (income)/expense                                 204            (124)              307        2,949
   Interest (income)/expense                              (33)             212              (57)       1,378
                                                    ------------    ----------      ------------  -----------
          Total costs and expenses                   $  8,023        $  3,789         $  13,742     $ 10,810
                                                    ------------    ----------      ------------  -----------

NET (LOSS)/INCOME                                    $ (6,302)       $ (2,954)        $  (7,838)    $ (9,407)

   Common stock preferential return                         -              47                 -          100
   Preferred stock dividend requirement                   134             235             5,240          901
   Accretion of difference between
     carrying amount and redemption amount
     of redeemable preferred stock                         25              48               184           87
                                                    ------------    ----------      ------------  -----------

NET (LOSS)/INCOME ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                  $ (6,461)       $ (3,284)        $ (13,262)    $(10,495)
                                                    ============    ==========      ============  ===========

Basic and diluted income/(loss) per share            $  (0.04)       $  (0.01)        $   (0.08)    $  (0.04)
                                                    ============    ==========      ============  ===========

Weighted average common shares outstanding -
  basic and diluted                                   174,238         275,315           165,247      274,514
                                                    ============    ==========      ============  ===========

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME
(Unaudited)                                              (in thousands, except per share amounts)
                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                  -----------------------------  -----------------------------
                                                    ------------    ----------      -----------   -----------
                                                        1999           2000            1999          2000
                                                    ------------    ----------      -----------   -----------
NET (LOSS)/INCOME                                    $ (6,302)       $ (2,954)        $ (7,838)     $ (9,407)

Other comprehensive (loss)/income:
   Currency translation adjustment                         (3)             25               21           (25)
                                                    ------------    ----------      -----------   -----------
COMPREHENSIVE (LOSS)/INCOME                          $ (6,305)       $ (2,929)        $ (7,817)     $ (9,432)
                                                    ============    ==========     ============   ===========

The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)       (in thousands of dollars)
                                                     December 31,     June 30,
ASSETS (Note 8)                                         1999            2000
                                                   --------------  -------------
Current assets:                                                     (Unaudited)
     Cash and cash equivalents (Note 1)             $    1,126      $      777
     Restricted cash (Note 8)                              667             321
     Accounts receivable, net (Note 2)                     237           2,865
     Inventories, net (Note 3)                           2,265           1,831
     Other current assets                                  152             369
                                                   --------------  -------------
                     Total current assets           $    6,163      $    4,447

Property and equipment, net                                449             379
Goodwill, net                                            3,497           3,094
Patent rights and other intangibles, net                 2,296           2,004
Other assets (Note 6)                                    2,688           3,107
                                                   --------------  -------------
                                                    $   13,377      $   14,747
                                                   ==============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
     Accounts payable                               $    3,647      $    2,144
     Accrued expenses                                    3,189           2,457
     Current maturities of notes payable (Note 7)            -           1,054
     Accrued payroll, taxes and related expenses            64              37
     Other liabilities                                     807             670
     Current maturities of convertible notes(Note 8)         -           1,500
     Deferred revenue (Note 1)                              21           1,354
                                                    -------------  -------------
                     Total current liabilities       $   7,728      $    9,216
                                                    -------------  -------------

Long term liabilities (Note 8):
     Convertible notes                               $   4,107      $    3,314
     Note payable                                            -              79
     Deferred revenue (Note 1)                               -           2,278
                                                    -------------  -------------
                     Total long term liabilities     $   4,107      $    5,671
                                                    -------------  -------------

Commitments and contingencies

Common stock subject to resale guarantee (Note 11)   $   1,592      $      741
                                                    -------------  -------------
Minority interest in consolidated subsidiary
  Preferred stock in subsidiary, $.10 par value,
  1,000 shares authorized, issued and outstanding,
  3 and 0 shares, respectively (redemption amount
  $317,162 and $0, respectively)                     $     317      $        -
                                                    -------------  -------------

Stockholders' equity (Note 5)
Preferred stock, $.10 par value, 10,000,000 shares
authorized
  Series F preferred stock, 4,715 and 3,464 shares
    issued and outstanding, respectively
    (redemption amount $4,789,407 and $3,587,755,
    respectively)                                    $   2,790      $    2,113
  Series G preferred stock, issued and outstanding,
  0 and 2,004 shares, respectively (redemption
  amount $0 and $2,020,268, respectively)                    -           1,725

Common stock, $.01 par value, authorized
  325,000,000 shares; issued 268,770,739 and
  281,092,998 shares, respectively                       2,688           2,811

Additional paid-in-capital                             130,865         137,992
Unearned portion of compensatory stock, warrants
  and options                                              (55)            (46)
Expenses to be paid with common stock                   (1,282)           (221)
Accumulated deficit                                   (131,475)       (140,882)
Accumulated other comprehensive income                      65              40
Stock subscriptions receivable                          (1,000)         (1,450)
Treasury stock (6,078,065 shares of common stock)       (2,963)         (2,963)
                                                    -------------  -------------
                Total stockholders' equity/(deficit) $    (367)     $     (881)
                                                    -------------  -------------
                                                     $  13,377      $   14,747
                                                    =============  =============
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)                                         (in thousands of dollars)
                                                     Six months ended June 30,
                                                  ------------------------------
                                                        1999             2000
                                                   --------------  -------------

Cash flows from operating activities:
   Net (loss)                                       $   (7,838)     $   (9,407)
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:
       Depreciation and amortization                       900             842
       Common stock and options issued as
         consideration for:
          Compensation                                     254               9
          Operating expenses                                 -              50
       Provision for tooling costs                           4               -
       Provision for inventory                               -             250
       Provision for doubtful accounts                      32             (16)
       Write down of investment in unconsolidated
         subsidiary                                      2,385               -
       Preferred stock received for license fees          (850)              -
       Impairment of goodwill (Note 11)                      -           3,073
       Discount on beneficial conversion feature on
         convertible note (Note 8)                           -           1,000
       Changes in operating assets and liabilities:
        (Increase) in accounts receivable                 (254)           (112)
        (Increase) in license fees receivable           (1,804)         (2,500)
        Decrease in inventories, net                       186             181
        (Increase)decrease in other assets                  18            (106)
        Increase (decrease) in accounts payable and
         accrued expenses                                1,255          (1,713)
        Increase in other liabilities and deferred
         revenue                                         1,210           3,441
                                                   --------------  -------------
    Net cash (used in) operating activities         $   (4,502)     $   (5,008)
                                                   --------------  -------------
Cash flows from investing activities:
   Capital expenditures                             $      (52)     $      (86)
   Decrease in restricted cash                               -             346
   Acquisition of patent rights                           (900)              -
   Deferred charges                                          -            (407)
   Interest on note receivable                             (74)              -
                                                   --------------  -------------

      Net cash (used in) investing activities       $   (1,026)     $     (147)
                                                   --------------  -------------
Cash flows from financing activities:
   Proceeds from:
      Convertible notes (net) (Note 8)              $    1,500      $    1,000
      Notes payable (Note 7)                                 -             750
      Sale of preferred stock (net) (Note 11)            3,529           1,704
      Proceeds from common stock subject to
        resale (Note 10)                                     -             620
      Exercise of stock options (net)                        1             748
                                                   --------------  -------------

      Net cash provided by financing activities     $    5,030      $    4,822
                                                   --------------  -------------

Effect of exchange rate changes on cash             $       32      $      (16)
                                                   --------------  -------------

Net (decrease) in cash and cash equivalents         $     (466)     $     (349)
Cash and cash equivalents - beginning of period            529           1,126
                                                   --------------  -------------
Cash and cash equivalents - end of period           $       63      $      777
                                                   ==============  =============


Cash paid for interest                              $        1      $        -
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

     This Amendment No. 1 to the Company's quarterly report on Form 10-Q for the period ended June 30, 2000 reflects only a change in timing of the recognition of $6.0 million in revenue related to the technology license granted to Infinite Technology Corporation ("ITC"), based upon recent advice of the Company's independent accountants. On May 10, 2000, the Company announced a license agreement with ITC. Under the agreement, Advancel Logic Corporation ("Advancel"), a majority owned subsidiary of the Company, granted ITC exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java Turbo-J(TM) technology. The agreement also granted ITC non-exclusive rights to Advancel's Java smartcard core. In consideration for this license, the Company received 1.2 million shares of ITC's common stock valued at $6.0 million and will receive on-going unit royalties.

     As noted in the Company's Definitive 14A Proxy Statement, filed on June 6, 2000, contemporaneous with the execution of the above noted ITC license agreement, the Company, Advancel and ITC entered into a separate, unrelated definitive research and engineering agreement. Specifically, ITC will develop, make and sell to the Company a DSP System-On-Chip semiconductor chip for which the Company will pay ITC $2.4 million. The Company has advanced to ITC $3.0 million of its common stock as collateral for future payment of consideration in this transaction. Should ITC not realize $2.4 million in net proceeds from the sale of the NCT common stock over the nine to twelve month life of the chip engineering project, NCT will be liable for the shortfall. In the event that after receiving $2.4 million in net proceeds from the sale of NCT common stock, ITC continues to hold additional NCT common stock, ITC is obligated to return the excess shares to NCT. The Company, prior to this restatement had planned to account for this transaction as prepaid research and engineering expense in the quarter ended September 30, 2000.

     After consultation with the Company's independent accountants, it was determined that the $6.0 million ITC license agreement and the $2.4 million ITC research and engineering agreement should be accounted for as a single transaction. Thereby, both agreements should be combined for financial reporting purposes in the quarter ended September 30, 2000. Therefore, the Company is restating it's second quarter 2000 revenue to exclude the $6.0 million ITC license fee, moving the $6.0 million ITC license fee to the third quarter 2000 and deferring recognition of $2.4 million of the ITC license fee now deemed related to the research and engineering agreement. The Company fully expects to recognize the entire $2.4 million as revenue over the next nine to twelve months as work on the research and engineering contract progresses.

     The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $140.9 million on a cumulative basis through June 30, 2000. These losses, which include the cost for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales and (6) engineering and development funds received from strategic partners and customers.

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

5.      Stockholders' Equity:

        The changes in stockholders' equity during the six months ended June 30, 2000, were as follows:

(in thousands)
                --------------------------------------------------------------------------------------------------------------------
                                                                                  Unearned           Expenses
                                                    Accretion/   Net              Compen-            To be    Transla-
                  Balance     Sale      Exchange/   Dividend     Sale     Stock   satory              paid      tion      Balance
                    at         of      Conversion      of        of     Subscrip  Options/    Net     With     Adjust-      At
                  12/31/99  Preferred     of        Preferred   Common    tion    Warrants    Loss   Common    ment      6/30/00
                             Stock     Preferred      Stock      Stock   Receiv                       Stock
                                         Stock                            able
                ----------  ---------  ----------  ----------  -------- --------  --------- ------- --------- --------  ------------
Series F
Preferred
Stock:
  Shares                 5          -         (1)           -         -       -           -         -        -        -          4
  Amount        $    2,790   $      -   $   (748)   $      71   $     -  $    -    $      -   $     -  $     -  $     -  $   2,113

Series G
Preferred
Stock:
  Shares                -           2          -            -         -       -           -         -        -        -          2
  Amount        $       -    $  1,709   $      -    $      16   $     -  $    -    $      -   $     -  $     -  $     -  $   1,725

Common
Stock:
  Shares          268,771           -     11,568            -     1,530       -           -         -     (776)       -    281,093
  Amount        $   2,688    $      -   $    116    $       -   $    15  $    -    $      -   $     -  $    (8) $     -  $   2,811

Treasury
Stock:
  Shares            6,078           -          -            -         -        -          -         -        -        -      6,078
  Amount        $  (2,963)   $      -   $      -    $       -   $     -  $     -   $      -   $     -  $     -  $     -  $  (2,963)

Additional
Paid-in Capital $ 130,865    $      -   $    945    $     (87)  $ 5,024  $     -   $      -   $     -  $ 1,245  $     -  $ 137,992

Accumulated
(Deficit)       $(131,475)   $      -   $      -    $       -   $     -  $     -   $      -   $(9,407) $     -  $     -  $(140,882)

Accumulated Other
Comprehensive
Income          $      65    $      -   $      -    $       -   $     -  $     -   $      -   $     -  $     -  $   (25) $      40

Stock
Subscription
Receivable      $  (1,000)   $      -   $      -    $       -   $     -  $  (450)  $      -   $     -  $     -  $     -  $  (1,450)

Expenses
to be
Paid with
Common Stock    $  (1,282)   $      -   $      -    $       -   $     -  $     -   $      -   $     -  $ 1,061  $     -  $    (221)


Unearned
Compensatory
Stock Option    $     (55)   $      -   $      -    $       -   $     -  $     -   $      9   $     -  $     -  $     -  $     (46)

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
                             ------- -------- ------------ ------- --------- -------- --------- -------- -------
For the six months ended
June 30, 2000:
Net Sales - External         $   186 $   280   $   339     $     6  $     -  $     -   $   811   $    3  $   814
Net Sales - Other
  Operating Segments              26       -         -         423        -        -       449     (449)       -
License Fees and Royalties         1      34       156           -      389        -       580        9      589
Interest Income/(Expense), net     -       -         -           -     (175)    (111)     (286)  (1,092)  (1,378)
Depreciation/Amortization          5       -         -          17        -        8        30      812      842
Operating Income(Loss)          (104)   (683)   (2,191)        164   (3,794)      22    (6,586)  (2,821)  (9,407)
Segment Assets                 2,277   1,361       996         127    7,530      683    12,974    1,773   14,747
Capital Expenditures               -       -         -           -       17        -        17       69       86

For the six months ended
June 30, 1999:
Net Sales - External         $    352 $   432   $  666      $    2  $     -  $    943  $ 2,395   $    8  $ 2,403
Net Sales - Other
  Operating Segments                2       -        -         438        -         -      440     (400)       -
License Fees and Royalties        500     156      863           -      850     1,100    3,469       32    3,501
Write down of Investment
  in Uconsolidated Subsidary   (2,385)      -        -           -        -         -   (2,385)       -   (2,385)
Interest Income,net                91       -        -           1        -         -       92      (35)      57
Depreciation/Amortization           6       -        -          10        -         7       23      877      900
Operating Income(Loss)         (5,424) (1,683)  (1,099)         46      (99)      778   (7,481)    (357)  (7,838)
Segment Assets                  4,453   2,347    1,108         193      442     2,063   10,606    7,723   18,329
Capital Expenditures                -       -        1           9        3        35       48        4       52


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

     This Amendment No. 1 to the Company's quarterly report on Form 10-Q for the period ended June 30, 2000 reflects only a change in timing of the recognition of $6.0 million in revenue related to the technology license granted to Infinite Technology Corporation ("ITC"), based upon recent advice of the Company's independent accountants. On May 10, 2000, the Company announced a license agreement with ITC. Under the agreement, Advancel Logic Corporation ("Advancel"), a majority owned subsidiary of the Company, granted ITC exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java Turbo-J(TM) technology. The agreement also granted ITC non-exclusive rights to Advancel's Java smartcard core. In consideration for this license, the Company received 1.2 million shares of ITC's common stock valued at $6.0 million and will receive on-going unit royalties.

     As noted in the Company's Definitive 14A Proxy Statement, filed on June 6, 2000, contemporaneous with the execution of the above noted ITC license agreement, the Company, Advancel and ITC entered into a separate, unrelated definitive research and engineering agreement. Specifically, ITC will develop, make and sell to the Company a DSP System-On-Chip semiconductor chip for which the Company will pay ITC $2.4 million. The Company has advanced to ITC up to $3.0 million of its common stock as collateral for future payment of consideration in this transaction. Should ITC not realize $2.4 million in net proceeds from the sale of the NCT common stock over the nine to twelve month life of the chip engineering project, NCT will be liable for the shortfall. In the event that after receiving $2.4 million in net proceeds from the sale of NCT common stock, ITC continues to hold additional NCT common stock, ITC is obligated to return the excess shares to NCT. The Company, prior to this restatement had planned to account for this transaction as prepaid research and engineering expense in the quarter ended September 30, 2000.

     After consultation with the Company's independent accountants, it was determined that the $6.0 million ITC license agreement and the $2.4 million ITC research and engineering agreement should be accounted for as a single transaction. Thereby, both agreements should be combined for financial reporting purposes in the quarter ended September 30, 2000. Therefore, the Company is restating it's second quarter 2000 revenue to exclude the $6.0 million ITC license fee, moving the $6.0 million ITC license fee to the third quarter 2000 and deferring recognition of $2.4 million of the ITC license fee now deemed related to the research and engineering agreement. The Company fully expects to recognize the entire $2.4 million as revenue over the next nine to twelve months as work on the research and engineering contract progresses.

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

RESULTS OF OPERATIONS



THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999


     Total revenues for the three months ended June 30, 2000 totaled $0.8 million, compared to $1.7 million for three months ended June 30, 1999, or a decrease of 53%.

     Technology licensing fees and royalties decreased to $0.3 million for the three months ended June 30, 2000 from $0.8 million for the three months ended June 30, 1999, a decrease of $0.5 million.

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


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     For the six months ended June 30, 2000, total revenues amounted to $1.4 million, compared to $5.9 million for six months ended June 30, 1999, or a decrease of 76%.

     Technology licensing fees and royalties decreased to $0.6 million in the first six months of 2000 as compared to $3.5 million for the same period in 1999, a decrease of $2.9 million. During the second quarter of 2000, retroactive to January 1, 2000, the Company adopted the accounting policies of SAB 101. Adopting SAB 101 effective January 1, 2000, required the Company to restate its first quarter 2000 revenues, deferring recognition of $3.9 million of previously recognized DMC license fees. Such deferred revenue will be amortized over the next three years in accordance with the Company's interpretation of SAB 101. The Company has recognized $0.4 million of such revenue in the six months ended June 30, 2000.

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



        LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $140.9 million on a cumulative basis through June 30, 2000. These losses, which include the costs for development of products for commercial use, have been funded primarily from
(1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales, and (6) engineering and development funds received from strategic partners and customers.

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