Form 10-Q
period 2000-09-30
NCT GROUP INC
filed 2000-11-27
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  September 30, 2000

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

             323,444,437 shares outstanding as of November 14, 2000

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)

                                                     (In thousands except per share amounts)
                                                      Three Months              Nine Months
                                                   Ended September 30,      Ended September 30,
                                                 ----------------------   ----------------------
                                                     1999        2000         1999        2000
                                                 ----------  ----------   ----------  ----------
REVENUES:
   Technology licensing fees and royalties       $       8   $   7,316    $   3,509   $   7,906
   Product sales, net                                  574         422        1,802       1,205
   Advertising revenue                                   -         242            -         242
   Engineering and development services                128          29        1,303          59
                                                 ----------  ----------   ----------  ----------
          Total revenues                         $     710   $   8,009    $   6,614   $   9,412
                                                 ==========  ==========   ==========  ==========

COSTS AND EXPENSES:
   Cost of product sales                         $     634   $     268    $   1,717   $   1,045
   Royalty expense                                       -         177            -         363
   Cost of media sales                                   -         410            -         410
   Cost of engineering and development servies         761          27        1,664          54
   Selling, general and administrative               2,318       2,705        7,981       5,380
   Research and development                          1,644         720        5,102       3,351
   Other (income)/expense, net                       2,292        (222)       2,599       2,920
   Write down of investment in unconsolidated
      affiliate (Note 7)                                 -           -        2,385           -
   Interest (income)/expense                            16         284          (41)      1,655
                                                 ----------  ----------   ----------  ----------
          Total costs and expenses               $   7,665   $   4,369    $  21,407   $  15,178
                                                 ----------  ----------   ----------  ----------

NET (LOSS)/INCOME                                $  (6,955)  $   3,640    $ (14,793)  $  (5,766)
                                                 ==========  ==========   ==========  ==========

   Preferred stock beneficial conversion feature $       -   $   3,569    $       -   $   3,569
   Preferred stock dividend requirement              5,327         375       10,567       1,104
   Accretion of difference between carrying
      amount and redemption amount of
      redeemable preferred stock                       131          15          315          87
                                                 ----------  ----------   ----------  ----------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                              $ (12,413)  $    (319)   $ (11,436)  $ (10,526)
                                                 ==========  ==========   ==========  ==========

Basicand diluted income/(loss) per share         $   (0.06)  $   (0.00)   $   (0.14)  $   (0.04)
                                                 ==========  ==========   ==========  ==========

Weighted average common shares outstanding -
   basic and diluted                               188,009     296,377      173,453     281,815
                                                 ==========  ==========   ==========  ==========


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, unaudited)
                                                      Three Months              Nine Months
                                                   Ended September 30,      Ended September 30,
                                                 ----------------------   ----------------------
                                                     1999        2000         1999        2000
                                                 ----------  ----------   ----------  ----------

NET (LOSS)/INCOME                                $  (6,955)  $   3,640    $ (14,793)  $  (5,766)
Other comprehensive income:
   Currency translation adjustment                       9          28           30           3
   Unrealized loss on marketable securities              -        (397)           -        (397)
                                                 ----------  ----------   ----------  ----------

COMPREHENSIVE (LOSS)/INCOME                      $  (6,946)  $   3,271    $ (14,763)  $  (6,160)
                                                 ==========  ==========   ==========  ==========

The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                                                                     (in thousands of dollars)
                                                                   December 31,     September 30,
                                                                       1999             2000
                                                                  --------------   --------------
ASSETS                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents (Note 1)                            $     1,126      $       367
     Restricted cash                                                       667                -
     Accounts receivable, net of reserves (Note3)                          237            5,835
     Investment in marketable securities                                     -            2,081
     Inventories, net of reserves (Note 4)                               2,265            2,309
     Other current assets(Note 7)                                          152              313
                                                                  --------------   --------------
                     Total current assets                                4,447           10,905

Property and equipment, net                                                449              595
Goodwill, net                                                            3,497           11,978
Patent rights and other intangibles, net (Note7)                         2,296            5,231
Other assets (Note 6)                                                    2,688            9,227
                                                                  --------------   --------------
                                                                   $    13,377      $    37,936
                                                                  ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $     3,647      $     2,410
     Accrued expenses                                                    3,253            5,675
     Current maturities of convertible notes (Note 8)                        -            2,323
     Deferred income                                                         -            2,142
     Other liabilities (Notes 2 and 7)                                     828            2,119
     Notes Payable(Note 7)                                                   -              458
                                                                  --------------   --------------
                     Total current liabilities                           7,728           15,127
                                                                  --------------   --------------

Long term liabilities:
     Deferred income                                                         -            1,945
     Royalty payable                                                         -            1,150
     Convertible notes  (Note 8)                                         4,107            2,500
                                                                  --------------   --------------
                     Total long term liabilities                         4,107            5,595
                                                                  --------------   --------------

Commitments and contingencies

Common stock subject to resale guarantee (Note11)                        1,592              191
                                                                  --------------   --------------

Minority interest in consolidated subsidiary                                 -             1,472
Preferred stock in subsidiary,  $.10 par value, 1,000 shares authorized; issued and outstanding, 60 and 0 shares, respectively
(redemption amount $6,102,110 and $0, respectively)                        317                -
Preferred stock in subsidiary,  $.10 par value, 1,500 share
authorized; issued and outstanding, 0 and 1,500 shares,
respectively (redemption amount $0 and $1,500,329, respectively)             -            1,500

Stockholders' equity(deficit) (Note 6):
Preferred stock, $.10 par value, 10,000,000 Series Fshares and
24,000,000 Series G shares authorized:
  Series F preferred stock, issued and outstanding, 2,790 and 0 shares, respectively (redemption amount $4,789,407 and $0,
   respectively                                                          2,790                -
  Series G preferred stock, issued and outstanding, 0 and
   924 shares respectively (redemption amount $0 and $936,213,
   respectively                                                              -              745
Common stock, $.01 par value, authorized 255,000,000 and
  450,000,000 shares, respectively; issued 268,770,739 and
  329,428,500 shares, respectively                                       2,688            3,294
Additional paid-in-capital                                             130,865          153,122
Unearned portion of compensatory stock, warrants and options               (55)             (41)
Unrealized loss on marketable securities                                     -             (397)
Expenses to be paid with common stock                                   (1,282)            (574)
Accumulated deficit                                                   (131,475)        (137,241)
Cumulative translation adjustment                                           65               68
Stock subscriptions receivable                                          (1,000)          (1,962)
Treasury stock, 6,078,065 shares of common stock                        (2,963)          (2,963)
                                                                  --------------   --------------
                     Total stockholders' equity(deifict)                  (367)          14,051
                                                                  --------------   --------------
                                                                   $    13,377      $    37,936
                                                                  ==============   ==============
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)

                                                                        (in thousands of dollars)
                                                                      Nine months ended September 30,
                                                                      -------------------------------
                                                                            1999             2000
                                                                      ---------------  --------------
   Cash flows from operating activities:
   Net (loss)                                                          $  (14,793)     $     (5,766)
   Adjustments to reconcile net loss to net cash
    (used in) operating activities:
      Depreciation and amortization                                         1,389             1,323
      Common stock options and warrants issued as
       consideration for:
        Compensation                                                          167                14
        Operating expenses                                                      -                75
      Provision for tooling costs                                              69                 -
      Provision for doubtful accounts                                          92               (10)
      Loss on disposition of fixed assets                                       -                31
      Write down of investment in unconsolidated
       affiliate (Note 7)                                                   2,385                 -
      Preferred stock received for license fees                              (850)                -
      Impairment of goodwill (Note 12)                                          -             3,073
      Reserve for note receivable                                           1,624                 -
      Beneficial conversion feature on convertible
       note (Note 8)                                                          204             1,000
      Common stock received for license fee                                     -            (6,030)
      Amortization of debt discount                                            47                 -
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                             64              (345)
        (Increase) decrease in license fees receivable                       (265)           (4,633)
        (Increase) decrease in inventories, net                               460               512
        (Increase) decrease in other assets                                    37               177
        Increase (decrease) in accounts payable and
          accrued expenses                                                  2,351            (2,448)
        Increase (decrease) in other liabiliti                                453             5,728
                                                                      ---------------  --------------
           Net cash (used in) operating activities                    $    (6,566)     $     (7,299)
                                                                      ---------------  --------------

Cash flows from investing activities:
      Capital expenditures                                                   (136)             (108)
      Decerase in restricted cash                                               -               667
      Acquisition of patent rights                                           (900)                -
      Deferred charges                                                          -              (411)
      Cash  and cash equivalents received from acquisitions           $         -      $         88
                                                                      ---------------  --------------
        Net cash (used in) investing activities                       $    (1,036)     $        236
                                                                      ---------------  --------------

Cash flows from financing activities:
      Proceeds from:
        Convertible notes (net) (Note8)                                     4,000             1,000
        Notes payable                                                           -             1,250
        Sale of preferred stock (net) (Note 12)                             4,435             2,004
        Sale of subsidiary common stock                                         -             1,000
        Sale of common stock (net)                                              1                 -
        Sale of common stock subject to resale (Note 11)                        -               620
        Collection of subscription receivable                                   -             1,000
        Exercise of stock options, net                                          -               748
      Repayment of:
        Promissory notes                                                        -            (1,325)
                                                                      ---------------  --------------
        Net cash provided by financing activities                     $     8,436      $      6,297
                                                                      ---------------  --------------
Effect of exchange rate changes on cash                               $        31      $          7
                                                                      ---------------  --------------

Net increase (decrease) in cash and cash equivalents                  $       865      $       (759)
Cash and cash equivalents - beginning of period                               529             1,126
                                                                      ---------------  --------------
Cash and cash equivalents - end of period                             $     1,394      $        367
                                                                      ===============  ==============

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
   Interest                                                           $         1      $          -
                                                                      ===============  ==============

Supplemental disclosures of non-cash investing and
 financing activities:
  Unrealized holding loss on available-for-sale
     securities                                                       $         -      $       (398)
                                                                      ===============  ==============

  Issuances of common stock for acquisition of
    Midcore Sofware, Inc.                                             $         -      $      4,817
                                                                      ===============  ==============
  Issuances of common stock for acquisition of
    DMC Cinema, Inc.                                                  $         -      $      2,500
                                                                      ===============  ==============

The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

NCT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions and rules of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the NCT Group, Inc. (the "Company" or "NCT") Annual Report on Form 10-K, for the year ended December 31, 1999, filed on April 14, 2000.

     The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $137.2 million on a cumulative basis through September 30, 2000. These losses, which include the cost for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales and (6) engineering and development funds received from strategic partners and customers.

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

     Cash, cash equivalents and short-term investments amounted to $0.4 million at September 30, 2000, decreasing from $1.1 million at December 31, 1999. Management believes that currently available funds will not be sufficient to sustain the Company at present levels for the next 12 months. The Company's ability to continue as a going concern is dependent on funding from several internal sources, including available cash, cash from the exercise of warrants and options, and cash inflows generated from the Company's revenue sources: technology licensing fees and royalties, product sales, and engineering and development services. The level of realization of funding from the Company's revenue sources is presently uncertain. In the event that anticipated technology licensing fees and royalties, product sales, and engineering and development services do not generate sufficient cash, management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

     In the event that funding from internal sources is insufficient, the Company would have to substantially cut back its level of spending which could substantially curtail the Company's operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists about the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of financing from other sources to fund any cash deficiencies. See Notes 8, 11 and 12 with respect to recent financing.

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at September 30, 2000, about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.


2.   Acquisitions:

     On August 18, 2000, the Company acquired 100% of the outstanding capital stock of Theater Radio Network, Inc. ("TRN"), a provider of entertainment audio programming in multiplex cinemas nationwide, through a merger with DMC Cinema, Inc. ("Cinema"), a newly formed subsidiary of the Company's wholly- owned subsidiary, Distributed Media Corporation ("DMC"). The acquisition included the Company's issuance of 7,405,214 restricted shares of its common stock based upon a trailing market price (as defined in the stock purchase agreement) of $0.3376 per share, for a total value of $2.5 million and a 7.5% equity interest in Cinema. The acquisition was accounted for using the purchase method and resulted in goodwill of approximately $2.8 million which is being amortized over 20 years on a straight-line basis. Cinema produces a radio show that is broadcast in movie theaters nationwide. Theaters that are part of the Cinema network include Sony, Loews, Cineplex Odeon, Regal, United Artists and others. Advertisers include America Online, ABC Television, DreamWorks, Warner Bros., IBM, and Amoco, among others.

     On August 29, 2000, the Company acquired 100% of the outstanding capital stock of Midcore Software, Inc. ("MSI"), provider of Internet infrastructure software for business networks, through a merger with NCT Midcore, Inc., a newly formed, wholly-owned subsidiary of the Company, and now known as Midcore Software, Inc. ("Midcore"). In connection therewith, the Company issued 13,913,355 restricted shares of its common stock based upon a 10-day weighted average closing bid price of $0.34626 per share, for an aggregate value of $4.8 million. In addition, the purchase consideration includes $1.7 million to be paid by the Company in cash based upon earned royalties, as defined in the merger agreement, over 36 months. If after 36 months, the total royalty has not been earned then the parties have the right to collect the remaining unpaid balance through the issuance of the Company's common stock. The acquisition was accounted for using the purchase method, and the resulting goodwill of approximately $6.4 million is being amortized over 20 years on a straight-line basis. Midcore is a developer of innovative software-based solutions that address the multitude of challenges facing businesses implementing Internet strategies. Its MidPoint product is a single, scalable software package that provides on-demand Internet connections, a software router, a high performance shared cache, content control, scheduled retrieval of information and e-mail and usage accounting, among other features.

     On September 12, 2000, the Company's wholly-owned subsidiary, NCT Hearing Products, Inc. ("NCT Hearing"), granted an exclusive license to Pro Tech Communications, Inc. ("Pro Tech") for rights to certain NCT technologies for use in light weight cellular, multimedia and telephony headsets. In consideration for this license, NCT Hearing received 23.4 million shares of Pro Tech's common stock representing approximately 84% of the common shares issued and outstanding. During the quarter ended September 30, 2000, the Company recognized approximately $2.5 million of license fee revenue with respect to this transaction. Such amount represents the license fee revenue applicable to the minority interest shareholders. As a condition precedent to the transaction, NCT Hearing had arranged $1.5 million in equity financing for Pro Tech in the form of convertible preferred stock of Pro Tech. Such convertible preferred stock is convertible into shares of Pro Tech's common stock or exchangeable for shares of NCT's common stock, at the investors' election. The acquisition was accounted for using the purchase method and the resulting negative goodwill of approximately $0.1 million is being amortized over 20 years on a straight-line basis.

     The operating  results of these acquired  businesses  have been included in
the  Condensed   Consolidated   Statement  of  Operations   from  the  dates  of
acquisition. All material intercompany balances have been eliminated.


3.   Accounts Receivable:

      Accounts receivable comprise the following:

          (thousands of dollars)
                                                   December 31,    September 30,
                                                       1999            2000
                                                  --------------  --------------
   Technology license fees and royalties           $       -       $   4,633
   Advertising                                             -             160
   Engineering and development services                   33               8
   Trade                                                 287           1,107
   Allowance for doubtful accounts                       (83)            (73)
                                                  --------------  --------------
       Accounts receivable, net                    $     237       $   5,835
                                                  ==============  ==============


     On March 7, 2000, the Company and DMC signed an agreement to license the use of Digital Broadcasting Station Software ("DBSS") systems and related technology in two station areas in the New York DMA territory to Eagle Assets Limited. The total amount of the license fee was $2.0 million of which approximately $1.6 million has been deferred at September 30, 2000. At September 30, 2000, the amount remaining in accounts receivable totaled $1.5 million.

     On March 30, 2000, the Company and DMC signed an agreement to license the use of DBSS systems and related technology in Israel to Brookepark Limited. The amount of the license fee was $2.0 million of which approximately $1.6 million has been deferred at September 30, 2000. At September 30, 2000, the amount remaining in accounts receivable totaled $1.0 million.

     On September 29, 2000, the Company and DMC signed separate agreements to license the use of certain technology for $1.0 million each with Vidikron of America, Inc. ("Vidikron"). The total amount of the license fees were $2.0 million and is included in accounts receivable at September 30, 2000. The License fee revenue recognized was limited to $1.0 million due to the Company's compliance with EITF 86-29 "NonMonetary Tranactions: Magnitude of Boot and the Exceptions to the use of the Fair Value".


4.   Inventories:

        Inventories comprise the following:

          (thousands of dollars)
                                                   December 31,    September 30,
                                                      1999            2000
                                                  --------------  --------------
   Components                                      $     360       $     491
   Finished goods                                      2,434           2,416
                                                  --------------  --------------
   Gross inventories                               $   2,794       $   2,907
   Reserve for obsolete & slow moving inventory         (529)           (598)
                                                  --------------  --------------
       Inventories, net of reserves                $   2,265       $   2,309
                                                  ==============  ==============

     The reserve for obsolete and slow moving inventory at September 30, 2000 has increased to $0.6 million primarily due to a $0.3 million charge for slow moving hearing product inventory recorded during the first nine months of 2000, net of applications of reserve.


5.   Recent Accounting Pronouncements:

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133"). As amended by SFAS No. 137, the Company is required to adopt SFAS 133 for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial condition or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB 101 and in June 2000, issued SAB 101B to further defer its implementation until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999 with earlier application encouraged. As noted in Note 1, the Company elected early application of SAB 101 in the quarter ended March 2000. The effect of the adoption of SAB 101 in the first quarter of 2000 was a reduction of revenue and net income of $3.9 million and a corresponding increase in deferred revenue.

6.   Stockholders' Equity:

     The changes in stockholders' equity during the nine months ended September 30, 2000, were as follows:


(in thousands)
                                                                                      Unearned        Expenses
                                                    Accretion    Net                   Compen-          To be    Trans-
                Balance    Sale of     Exchange/   Dividend of Sale of    Stock        satory         paid with  lation    Balance
                  at     Preferred  Conversion of   Preferred  Common   Subscription  Options/   Net    Common    Adjust-     At
               12/31/99    Stock   Preferred Stock    Stock     Stock    Receivable   Warrants   Loss    Stock    ment      9/30/00
              ---------- --------- --------------- ----------- -------- ------------  -------- -------- ---------  ------ ----------
Series F
Preferred:
Stock:
     Shares          5         -             (5)                                                                                 -
     Amount   $  2,790   $     -    $    (2,871)   $      81   $     -  $        -    $     -  $     -   $     -   $   -  $      -

Series G
Preferred:
Stock:
     Shares          -         2             (1)                     -           -          -        -         -       -          1
     Amount          -   $ 1,709           (985)          21         -           -          -        -         -       -        745

Common Stock:
     Shares    268,771         -              -            -    60,650           -          -        -         -       -    329,421
     Amount  $   2,688         -              -            -       607           -          -        -         -       -  $   3,294

Treasury Stock:
     Shares      6,078         -              -            -         -           -          -        -         -       -     6,078
     Amount  $  (2,963)        -              -            -         -           -          -        -         -       -  $ (2,963)

Additional
Paid in
 Capital     $ 130,865         -          3,886         (101)   17,872           -          -        -       600       -  $ 153,122

Accumulated
(Deficit)    $(131,475)        -              -            -         -           -          -   (5,766)        -       -  $(137,241)

Cumulative
Translation
Adjustment   $      65         -              -            -         -           -          -        -         -       3  $      68

Stock
Subscription
Receivable   $  (1,000)        -              -            -         -        (962)         -        -         -       -  $  (1,962)

Expenses to be
Paid with
Common Stock $  (1,282)        -              -            -         -           -          -        -       708       -  $    (574)

Unearned
Compensatory
Stock Option $     (55)        -              -            -         -           -         14        -         -       -  $     (41)


7.   Other Assets:

     On August 14, 1998, NCT Audio Products, Inc. ("NCT Audio") agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), an automotive audio system supplier. In 1998, NCT Audio had paid deposits of $3.5 million towards the purchase price. On or about July 15, 1999, NCT Audio determined it would not proceed with the purchase of the assets of TSA, as structured, due primarily to its difficulty in raising the requisite cash consideration. Consequently, NCT Audio reduced its investment in TSA to $1.5 million, representing its 15% minority interest. In addition the Company recorded a penalty premium of $0.1 million, and a note payable of $0.2 million, and recorded a $2.4 million charge in the quarter ended June 30, 1999 for the write-down of its investment to its estimated net realizable value. The $0.1 million is included on the balance sheet at September 30, 2000 in accrued expenses and the $0.2 million is included in notes payable.

     On May 10, 2000, the Company announced a license agreement with Infinite Technology Corporation ("ITC"). Under the agreement, Advancel Logic Corporation ("Advancel"), a majority owned subsidiary of the Company, granted ITC exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java Turbo-J(TM) technology. Advancel also granted ITC non-exclusive rights to Advancel's Java smartcard core. In consideration for this license, the Company received 1.2 million shares of ITC's common stock valued at $6.0 million and on-going unit royalties. With the exception of certain rights granted to ST Microelectronics in 1998, the license granted ITC an exclusive irrevocable worldwide license to design, make, use, transfer, market and sell products and intellectual property incorporating or based upon Advancel's TJ and T2J technology.

     Effective June 30, 2000, the Company, Advancel and ITC entered into a Strategic Alliance and Technology Development Amendment pursuant to which the Company will fund specific product application research and engineering development related to microprocessor and semiconductor chips for which the Company will pay ITC $2.5 million. On September 7, 2000, the Company issued 9,523,810 shares of its common stock having a market value of $3.0 million to ITC as prepaid research and engineering costs. In the event ITC does not receive $2.5 million in proceeds from the sale of the Company shares, the Company is required to make up any shortfall in cash or return to ITC a sufficient number of ITC shares of common stock received by the Company as outlined above. Conversely, if ITC receives $2.5 million in proceeds from the sale of the Company shares and there are Company shares remaining, ITC must return the unsold share excess to the Company. Though the forementioned license agreement and the Strategic Alliance and Technology Development Amendment, both with ITC, are separate and unrelated it has been determined that they should be accounted for as a single transaction, thereby, both agreements are combined for financial reporting purposes. At September 30, 2000 the Company recognized $3.6 million of license fee revenue which represents the net of the two transactions and $0.5 million as amounts due from ITC.

     On September 29, 2000, NCT Video Displays, Inc. ("NCT Video"), a newly formed, wholly-owned subsidiary of the Company, entered into a product development and license agreement with Advanced Display Technologies, LLP ("ADT"). Under the agreement, NCT Video is granted by ADT exclusive right and license to make, have made, use, sell, lease, license, or otherwise commercially dispose of all Licensed Products and Components, as defined in the agreement. Such Licensed Products are defined as ViewBeam(TM) Display(s), which employ the Licensed Technology, as defined in the agreement. In addition, as part of this agreement, NCT Video and ADT have entered into a product development arrangement whereby work is to be performed by ADT in developing the Prototype and production design for the Licensed Products. In return, NCT Video agreed to pay a "development fee" of $0.9 million for performing such development work. At September 30, 2000, such $0.9 million was included in other current liabilities.


8.   Convertible Notes:

     On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor (the "Holder"), subscribed to and agreed to purchase secured convertible notes of the Company in an aggregate principal amount of $4.0 million. The Company entered into secured convertible notes (the "Notes") for $4.0 million between January 26, 1999 and March 27, 2000. The Notes mature two years from their respective inception dates and earn interest at the prime rate as published from day to day in The Wall Street Journal. At September 30, 2000, $1.5 million was included in current maturities of convertible notes with the balance of $2.5 million included as part of the long-term portion of convertible notes. The Company recorded a beneficial conversion feature of $1.0 million in connection with the March 27, 2000 convertible note recorded during the first quarter of 2000, classified as interest expense.

     On July 19, 1999, DMC entered into a convertible guaranteed term promissory note ("PRG Note") with Production Resource Group ("PRG") in the amount of $1.0 million. Of the $1.0 million note, $750,000 was deposited into an escrow account restricted in its use to pay rental and installation costs of DBSS systems. At September 30, 2000, the balance in the escrow account, classified as restricted cash, was $0. The PRG Note matures on July 19, 2001 and earns interest at ten percent (10%) per annum. PRG may convert the PRG Note in whole or in part at its election into shares of DMC's common stock, without par value, at any time during the period commencing on the date of issuance and ending on the maturity date. In connection with the PRG Note, PRG was granted a common stock warrant. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation"("FAS 123"), the Company estimated the fair value of this warrant to be $0.4 million. Such amount is being amortized to interest expense over the two-year period of the related promissory note. Amortization amounted to $0.2 million for the nine months ended September 30, 2000. Unamortized discount of $0.2 million has been reflected as a reduction of the related note payable amount in the accompanying September 30, 2000 condensed consolidated financial statements. Such note payable balance included as part of the current portion of convertible notes at September 30, 2000 was $0.8 million.


9.   Commitments:

     In connection with the acquisition of MIS by Midcore, the Company entered into employment agreements ("the agreements") with Jerry Metcoff, David Wilson and Barry Marshall-Johnson, the principal shareholders of MSI. The agreements are each for a term of three years. Compensation and benefits called for in the agreements for Jerry Metcoff and David Wilson are an annual base salary of $100,000, an annual bonus of at least $50,000, subject to the achievement of certain bonus criteria and at the discretion of the board of directors of NCT, granting of incentive stock options to purchase common shares of NCT. Compensation and benefits called for in the agreement for Barry Marshall-Johnson include an annual base salary of (pound)52,236, commissions of 5% of the face amount of purchase orders for Midcore's or affiliates' products or services derived from a predetermined territory and at the discretion of the board of directors of NCT, and granting of incentive stock options to purchase common shares of NCT.


10.  Litigation:

     Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, for a discussion of the following matters:

     On June 10, 1998, Schwebel Capital Investments, Inc. ("SCI") filed suit against the Company and Michael J. Parrella, then the President, Chief Executive Officer and a Director of the Company, in the Circuit Court for Anne Arundel County, Maryland. During the second quarter of 2000, the Company and SCI have had verbal discussions regarding a settlement. The Court has scheduled a pre-trial conference in this case for March 2001. Aside from such verbal settlement discussions, there were no material developments in this matter during the period covered by this report.

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

     The Company believes there are no other patent infringement litigation matters or unasserted claims other than the matters discussed above that could have a material adverse effect on the consolidated financial position and consolidated results of operations.


11.  Common Stock Subject to Resale Guarantee:

     During 2000, the Company issued 912,674 shares of common stock to certain consultants and suppliers to settle current obligations of $0.1 million and future or anticipated obligations of $0.3 million due to them by the Company.

     On September 24, 1999, the Company issued 12,005,847 shares of common stock to suppliers and consultants to settle current obligations of $1.8 million and future or anticipated obligations of $0.5 million. On October 27, 1999, the Company issued an additional 1,148,973 shares of common stock to suppliers and consultants to settle obligations of $0.2 million. During 1999, suppliers and vendors sold $1.5 million of such shares. During the nine months ended September 30, 2000, suppliers and vendors sold $0.9 million and surrendered 776,316 previously issued shares. At September 30, 2000, common stock subject to resale guarantee included $0.1 million for suppliers and vendors.

     The Company had certain contingent obligations under a securities purchase agreement, dated as of December 27, 1999 (the "Purchase Agreement"), among the Company, Austost Anstalt Schaan("Austost"), Balmore S.A.("Balmore") and Nesher, Inc. ("Nesher"). Based on an offer as of November 9, 1999, the Company, Austost, Balmore and Nesher entered into the Purchase Agreement whereby the Company, on December 28, 1999, issued a total of 3,846,155 shares (the "SPA Shares") to Austost, Balmore and Nesher for a total purchase price of $500,000. In addition, the Company issued 288,461 shares of its common stock to the placement agent for the transaction. The price of the SPA Shares was $0.13 per share, which was $0.03, or 19%, less than the closing bid price of the Company's common stock as reported by the OTC Bulletin Board on November 8, 1999, and $0.015, or 10%, less than the closing bid price of the Company's common stock as reported by the OTC Bulletin Board on December 27, 1999. At September 30, 2000 the shares were no longer subject to a resale quarantee provision.

     Under a reset provision contained in the Purchase Agreement, on June 26, 2000, and again on September 25, 2000, the Company might have been required to issue additional shares to one or more of Austost, Balmore or Nesher if the sum of certain items on those dates was less than 120% of the total purchase price paid by Austost, Balmore and Nesher for the SPA Shares. Those items were: (i) the aggregate market value of the SPA Shares held by Austost, Balmore and Nesher (based on the per share closing bid price on those dates); (ii) the market value of any SPA Shares transferred by Austost, Balmore and Nesher as permitted under the Purchase Agreement (based on the per share closing bid price on the date of transfer); and (iii) any amounts realized by Austost, Balmore and Nesher from sales of any such shares prior to June 26, 2000 or September 25, 2000, as the case may be. The number of additional shares of common stock that the Company would have been obligated to issue in such case would have been a number of shares having an aggregate market value (based on the per share closing bid price on such date) that, when added to the sum of items (i), (ii) and (iii) set forth above, would equal 120% of the total purchase price paid for the SPA Shares. The 20% of the total purchase price paid ($100,000) was deemed a preferred return over the initial reset period. At both June 26 and September 25, 2000, no additional shares were required to be issued in accordance with such reset provision and the 20% of the total purchase price paid ($100,000) is no longer considered a preferred return.

     Common stock subject to resale guarantee was $0.2 million at September 30, 2000, which represented the outstanding shares of common stock valued at the date of issuance to suppliers and vendors.


12.  Capital Stock:

     On January 19, 2000, the Board of Directors amended the NCT Group, Inc. Stock Incentive Plan (the "1992 Plan"), subject to stockholder approval, to increase the aggregate number of shares of the Company's common stock reserved for issuance upon the exercise of stock options granted under the 1992 Plan from 30,000,000 shares to 50,000,000 shares (the "1992 Plan Amendment"). At the annual meeting of stockholders held on July 13, 2000, the stockholders approved such amendment.

     On January 19, 2000, the Board of Directors granted options to purchase 9.9 million shares of the Company's common stock to certain officers and employees of the Company, subject to the approval by the Company's stockholders of an increase in the number of shares authorized and subject to the approval by the Company's stockholders of an increase in the number of shares covered by the 1992 Plan. Such increases were approved by the Stockholders at the Company's annual meeting on July 13, 2000. Options to purchase 3.9 million of such shares vest upon approval by the stockholders of the above noted increases. Options to purchase 6.0 million of such shares will not become vested or exercisable until the satisfaction of additional vesting requirements based on profitability of the Company or the passage of time. The foregoing options were granted with the exercise price equal to the fair market value of the Company's common stock on January 18, 2000, or $0.41 per share, as determined from the last sale price as reported by the NASDAQ OTC Bulletin Board.

     During the first quarter of 2000, the Board of Directors also granted options to purchase 2.9 million shares of the Company's common stock to certain new employees and consultants of the Company for services rendered to the Company, subject to the approval by the Company's stockholders of an increase in the number of shares authorized and subject to the approval by the Company's stockholders of an increase in the number of shares covered by the 1992 Plan. Such options were granted at or above the fair market value of the Company's common stock on the date of grant.

     On January 25, 2000, the Board of Directors designated a new series of preferred stock based upon a negotiated term sheet, the Series G Convertible Preferred Stock ("Series G Preferred Stock"). The Series G Preferred Stock consists of 5,000 designated shares, par value of $0.10 per share and a stated value of one thousand dollars ($1,000) per share with a cumulative dividend of four percent (4%) per annum on the stated value payable upon conversion in either cash or common stock. On March 6, 2000, as amended March 10, 2000, the Company and an accredited investor entered into an agreement under which the Company sold an aggregate stated value of $2.0 million (2,004 shares) of Series G Preferred Stock, in a private placement pursuant to Regulation D of the Securities Act of 1933 (the "Securities Act") for an aggregate of $1.750 million. The Company received proceeds, net of expenses, of $1.7 million. Each share of Series G Preferred Stock is convertible into fully paid and nonassessable shares of the Company's common stock pursuant to a predetermined conversion formula which provides that the conversion price will be the lesser of (i) the average of the closing bid price for the common stock on the securities market on which the common stock is being traded for five (5) consecutive trading days prior to the date of conversion; or (ii) the fixed conversion price of $0.71925. The Company filed a registration statement on April 20, 2000, (amended on June 13, 2000), to register such shares of common stock for the conversion of the Series G Preferred Stock and the related warrant. In connection with the Series G Preferred Stock transaction, on March 6, 2000, the Company granted a warrant for 150,000 shares of the Company's common stock with an expiration date of March 31, 2005 and an exercise price of $0.71925. In accordance with SFAS No. 123, the Company estimated the fair market value of this warrant to be $0.1 million, using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 6.14%, volatility of 1, and a term of three years. Such amount is included in the preferred stock dividend requirement for the nine months ended September 30, 2000.

     During the nine months ended September 30, 2000, the Company issued 23,470,081 shares of the Company's common stock in connection with the conversion of 4,715 shares of the Company's Series F Convertible Preferred Stock ("Series F Preferred Stock") which had been issued in the third quarter of 1999 in a private placement exempt from registration pursuant to Regulation D of the Securities Act. At September 30, 2000 all Series F Preferred Stock have been converted to common shares of the Company. . In March 2000, 3 shares of NCT Audio Series A Convertible Preferred Stock, which had been issued in the third quarter of 1998 in a private placement exempt from registration pursuant to Regulation D of the Securities Act, were exchanged for 3,000 shares of the Company's Series D Preferred Stock, which were converted into 634,915 shares of the Company's common stock. Subsequently, the Company recorded a one-time, non-cash charge of $0.2 million for the impairment of goodwill based on the valuation of NCT Audio, which is included in other expense.

     On March 7, 2000, the Company, Balmore and Austost agreed to amend certain of the terms and conditions of the exchange agreement. Under the exchange agreement, Austost and Balmore were obligated to return to the Company 13,671,362 shares of NCT common stock ("Returnable Shares"). This amendment was agreed to in order to (1) allow Austost and Balmore to retain 3,611,111 Returnable Shares in exchange for an additional 533 shares of NCT Audio common stock from a third party investor (the "Third Party Shares"), which Austost and Balmore would deliver to NCT, and (2) substitute cash payments by Austost and Balmore to the Company in lieu of Austost's and Balmore's obligation to return the remaining Returnable Shares to the Company pursuant to the exchange agreement. Austost and Balmore would agree to pay the Company up to $10,000,000 in cash subject to monthly limitations from proceeds Austost and Balmore would realize from their disposition of such remaining Returnable Shares. Balmore and Austost would realize a 10% commission on the proceeds from the sale of shares. Subsequently, the Company recorded a one-time, non-cash charge of $2.9 million for the impairment of goodwill based on the valuation of NCT Audio, which is included in other expense. During the quarter ending September 30, 2000, the Company sold approximately 4.2 million Returnable Shares totaling $1.4 million of which $0.8 million was used to repay three promissory notes and the balance of $0.6 million was used to meet working capital requirements.

     On April 21, 2000, the Board of Directors approved the re-granting of replacement grants for forfeit options that would otherwise expire in 2000. Such replacement grants totaled approximately 565,000 options.

     On June 2, 2000, the Company granted a common stock warrant to Roth Bros, Inc. ("Roth") to purchase 0.3 million shares of the Company's common stock in connection with the installation of DBSS systems for DMC by Roth. In accordance with SFAS No. 123, the Company estimated the fair value of this warrant to be $0.1 million. Such amount is being amortized to interest expense over the three-year period of the related work agreement between Roth and DMC. Amortization amounted to approximately $10,000 for the nine months ended September 30, 2000.

     On July 13, 2000 at the Company's annual meeting of shareholders, the stockholders approved an amendment to increase the number of shares of common stock the Company is authorized to issue from 325 million to 450 million. Such amendment became effective on July 18, 2000 when the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Office of the Secretary of State of Delaware to comply with applicable Delaware General Corporation Law.

     Also on July 13, 2000, the Company's stockholders approved an amendment to the 1992 Plan to increase the number of shares thereunder from 30 million to 50 million.

     On August 10, 2000, the Company entered into an agreement with three accredited investors for the financing of its subsidiary, Connect Clearly.com, Inc.("CCC"). In connection with the initial funding of CCC, the Company issued 1,000 shares of CCC common stock to these investors in consideration for $0.5 million in cash and conversion of promissory notes payable, due to two of the investors, totaling $0.5 million. These investors have agreed to acquire 1,000 additional shares of CCC common stock for another $1.0 million in August 2001. These CCC common shares are exchangeable for shares of NCT common stock.

     On August 18, 2000, the Company acquired 100% of the outstanding capital stock of TRN, through a merger with Cinema. In connection with this acquisition, the Company issued 7,405,214 restricted shares of its common stock based upon a trailing market price (as defined in the stock purchase agreement) of $0.3376 per share, for a total value of $2.5 million and a 7.5% equity interest in Cinema. (see Note 2 to the Condensed Consolidated Financial Statements for further details).

     On August 29, 2000, the Company acquired all of the outstanding capital stock of MSI through a merger with Midcore. In connection therewith, the Company issued 13,913,355 restricted shares of its common stock. (See Note 2 to the Condensed Consolidated Financial Statements for further details).

     On September 7, 2000, the Company issued 9,523,810 shares of its common stock having a market value of $3.0 million to ITC with respect to the Strategic Alliance and Technology Development Amendment with ITC. Such shares are subject to adjustment as outlined in Note 8 to these Condensed Consolidated Financial Statements.

     As described in Note 2, NCT Hearing had arranged $1.5 million in equity financing for Pro Tech in the form of convertible preferred stock. Such convertible preferred stock is convertible into shares of Pro Tech's common stock or exchangeable for shares of NCT's common stock, at the investors' election.

     On September 26, 2000, the Company's Board of Directors approved an amendment to the Series G Certificate of Designations, Rights and Preferences to increase the maximum share issuance amounts thereunder from 10 million shares to 24 million shares. This action was considered in the best interest of the Company and its investor relationships. The amendment became effective on September 27, 2000 when the Company filed it with the Office of the Secretary of State of Delaware.

     On September 27, 2000, the Company entered into a private equity line with Crammer Road LLC ("Crammer"), pursuant to which the Company may issue its common stock to be sold by Crammer and Crammer would retain a portion of the proceeds received for NCT common stock sold. In conjunction with this transaction, the Company issued Crammer a warrant for 250,000 shares of the Company's common stock. In accordance with SFAS No. 123, the Company estimated the fair value of this warrant to be $0.1 million, using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 6.03%, volatility of 1, and a term of three years. The Company and Crammer are currently in renegotiations regarding amendments to certain details of the Private Equity Credit Agreement.

     On September 29, 2000, Pro Tech entered into a Securities Purchase and Supplemental Exchange Rights Agreement with the Company, Austost, Balmore and Zakeni Limited, (Austost, Balmore and Zakeni Limited collectively the "Pro Tech Investors") to consummate the $1.5 million financing arranged by the Company for Pro Tech in connection with its sale of 1,500 shares of Pro Tech Series A Convertible Preferred Stock ("Pro Tech Preferred") to the Pro Tech Investors. The Pro Tech Preferred consists of 1,500 designated shares, par value $0.01 per share and a stated value of one thousand dollars ($1,000) per share with an accretion rate of four percent (4%) per annum on the stated value. Each share of such stock, in addition to being exchangeable for shares of the Company's common stock, is convertible into fully paid and nonassessable shares of the Pro Tech's common stock pursuant to a predetermined conversion formula. In connection with the execution of the Securities Purchase and Supplemental Exchange Rights Agreement, Pro Tech issued warrants to the Pro Tech Investors to acquire 4.5 million shares of Pro Tech's common stock. Such warrants are exercisable at $0.50 per share and expire on October 28, 2003. In addition, Pro Tech has the right to require the warrant holders to exercise upon a call from Pro Tech. In accordance with SFAS No. 123, Pro Tech estimated the fair value of this warrant to be $3.6 million, using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 5.97%, volatility of 1, and a term of three years. Such amount is included in the preferred stock beneficial conversion feature at September 30, 2000.

     Pursuant to a consulting agreement dated as of March 15, 1999, as amended as of June 1, 1999, and as modified as of July 29, 1999, between Pro Tech and Union Atlantic LC("UALC"), Pro Tech would be obligated to issue two percent (2%) of its outstanding common stock to UALC upon the consummation of the Pro Tech transaction with NCT Hearing. In order to comply with the consulting agreement, Pro Tech agreed to issue 279,688 shares and NCT Hearing agreed to issue 279,687 shares of Pro Tech's common stock to UALC, totaling an aggregate of 559,375 shares in full settlement of all obligations under the consulting agreement between Pro Tech and UALC.

     At September 30, 2000, the number of shares required to be reserved for the exercise of options and warrants was 60.1 million. The aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants granted was 59.6 million shares, of which options and warrants to purchase 41.1 million shares were currently exercisable. The aggregate number of shares of common stock required to be reserved for issuance upon conversion of issued and outstanding shares of Series G Preferred Stock was 3.8 million. The Company has reserved 5.9 million shares of common stock for issuance to certain holders of NCT Audio common stock upon exchange of their shares of NCT Audio common stock for shares of the Company's common stock. The Company also reserved 32.1 million shares of common stock for issuance upon conversion of the Notes. Common shares issued and required to be reserved for issuance exceed the number of shares authorized at September 30, 2000. Pro Tech has reserved 5.5 million shares of common stock for issuance upon the exercise of all-outstanding options and warrants granted, of which options and warrants to purchase 5.5 million shares were currently exercisable.

     In September 2000, the Company issued warrants for 10 million shares of common stock to the placement agent for certain of the Company's recent financing transactions.


13.  Business Segment Information:

     During 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The provisions of SFAS No. 131 require the Company to disclose the following information for each reporting segment: general information about factors used to identify reportable segments, the basis of organization, and the sources of revenues; information about reported profit or loss and segment assets; and reconciliation of certain reported segment information to consolidated amounts.

Segment Information follows:


                                                              (In thousands of dollars)
                                                                       Segment
                                       --------------------------------------------------------------------
                                                                              Total                 Grand
                                         Media   Communication   Technolgy   Segments    Other      Total
                                       --------------------------------------------------------------------
For the nine months ended
September 30, 2000:
Net Sales - External                   $   533    $     850      $     -    $   1,383   $   123  $   1,506
Net Sales - Other Operating
  Segments                                 131          434            -          565      (565)         -
License Fees and Royalti1ties            1,724        2,851        3,550        8,125      (219)     7,906
Interest Income/(Expense) net             (258)          (5)        (115)        (378)   (1,277)    (1,655)
Depreciation/Amortization                  (18)         (55)         (17)         (90)   (1,233)    (1,321)
Operating Income (Loss)                 (4,024)      (2,864)       3,349       (3,539)   (2,227)    (5,766)
Segment Assets                          11,921       17,645        6,644       36,210     1,726     37,936
Capital Expenditures                        17            -            -           17        91        108

For the nine months ended
September 30, 1999:
Net Sales - External                  $    627   $    1,402     $  1,070    $   3,099   $     6  $   3,105
Net Sales - Other Operating
  Segments                                  11          650            -          661      (661)         -
License Fees and Royalties               1,354        1,019        1,100        3,473        36      3,509
Write down of Investment in
 Unconsolidated Subsidiary              (2,385)           -            -       (2,385)        -     (2,385)
Interest Income, net                       127            1            -          128       (87)        41
Depreciation/Amortization                    9           33           12           54     1,335      1,389
Operating Income (Loss)                (10,042)      (4,334)        (397)     (14,773)      (20)   (14,793)
Segment Assets                           7,515        2,504        1,360       11,379     7,916     19,295
Capital Expenditures                        11            6           35           52        84        136


MEDIA:


     NCT Audio:

     NCT Audio is engaged in the design, development and marketing of products, which utilize innovative flat panel transducer technology. The products available from NCT Audio include the Gekko(TM) flat speaker and ArtGekko(TM) printed grille collection. The Gekko(TM) flat speaker is marketed primarily to the home audio market, with potential in other markets, including the professional audio systems market, the automotive audio aftermarket, the aircraft industry, other transportation markets and multimedia markets. The principal customers are DMC, end-users, automotive original equipment manufacturers ("OEMs") and manufacturers of integrated cabin management systems.

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

     Cinema:

     Cinema provides entertainment audio programming in multiplex cinemas nationwide All programming now being delivered to each theater will be converted to the Sigh and Sound system which allows for remote delivery of programming and advertising to all sites, improving efficiency and enabling the quick execution of programming changes. The Site and Sound system also continually adjusts volume based on background noise so that the audio is always maintained at a foreground level.


COMMUNICATIONS:


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

     Pro Tech:

     The principal activity of Pro Tech is the design, development and manufacture of light-weight telecommunications headsets and new audio technologies for applications in fast food, telephone and other commercial applications. It currently has marketing agreements with major companies in the fast food industry and catalog and Internet site distributors of telephone equipment, primarily in North America.

     Europe:

     The principal activity of NCT Europe is the provision of research and engineering services in the field of active sound control technology to the Company. NCT Europe provides research and engineering to NCT Audio, NCT Hearing, DMC and other business units as needed. NCT Europe also provides a marketing and sales support service to the Company for European sales.

     Midcore:

     The principal activity of Midcore is as a developer of innovative software based solutions that address the multitude of challenges facing businesses implementing Internet strategies. Midcore is the provider of MidPoint Internet infrastructure software that allows multiple users to share one Internet connection without degrading efficiency and provides on-demand connections, a software router, a high-performance shared cache, content control, scheduled retrieval of information and e-mail and usage accounting. Midcore sales are derived from North America and Europe.

     ConnectClearly:

     CCC was established for the purpose of focusing on the telecommunications market and in particular the hands-free market. The technology includes ClearSpeech(R)-Acoustic Echo Cancellation and ClearSpeech(R)-Compression and Turbo Compression and ClearSpeech(R) Adaptive Speech Filter(R). ClearSpeech(R)-Acoustic Echo Cancellation removes acoustic echoes in hands-free full-duplex communication systems. Applications for this technology are cellular telephony, audio and video teleconferencing, computer telephony and gaming and voice recognition. ClearSpeech(R)-Compression maximizes bandwidth efficiency in wireless, satellite and intra- and Internet transmissions and creates smaller, more efficient voice files while maintaining speech quality. Applications for this technology are intranet and internet telephony, audio and video conferencing, PC voice and music, telephone answering devices, real-time multimedia multitasking, toys and games and playback devices. CCC products include the ClearSpeech(R)-Microphone and the ClearSpeech(R)-Speaker. The majority of CCC's sales are in North America. Principal markets for CCC are the telecommunications industries and principal customers are OEMs, system integrators and end-users.


TECHNOLOGY:


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


     Other:

     The Net Sales - Other Operating Segments primarily consist of inter-company sales and items eliminated in consolidation.

     Certian items are maintained at the Company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include most of the Company's debt and related cash and equivalants and related net interest expense, certain litigation liabilities and certain non operating fixed assets. With respect to depreciation and amortization the differneces between the segment totals and consolidated totals relates to assets maintained at corporate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000


     Forward-Looking Statements

     Statements in this report, which are not historical facts, are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the important factors listed below, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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


     GENERAL BUSINESS ENVIRONMENT

     The Company is focused on the commercialization of its technology through technology licensing fees, royalties and product sales. The Company's strategy generally has been to obtain technology licensing fees when initiating joint ventures and alliances with new strategic partners. Also, as distribution channels are established and as product sales and market acceptance of the commercial applications of the Company's technologies build as anticipated by management, revenues from technology licensing fees, royalties and product sales are forecasted to fund an increasing share of the Company's requirements. The revenue from these sources, if realized, will reduce the Company's dependence on engineering and development services. This is reflected in the three and nine months ended September 30, 2000, where 91% and 84%, respectively, of the Company's revenue has been from licensing fees and royalties and 5% and 15%, respectively for each period from product sales. There can be no assurance that technology licensing fees will continue at that level.

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

     Through the acquisition of Pro Tech, the Company has expanded its presence in the telecommunications headset market. Pro Tech is currently expanding its headset product line for telephony, cellular and multimedia communications and is positioning itself to increase market share in the lightweight headset market. The Company continues to sell and ship NoiseBuster(R) headsets, Clearspeech(R) products and the Gekko(TM) flat speakers. The Company presently sells products through three of its alliances: Walker Electronic Silencing, Inc. ("Walker") is manufacturing and selling industrial silencers; Ultra Electronics, Limited ("Ultra") is installing aircraft cabin quieting systems in turboprop aircraft; and Oki Electric Industry Co., Ltd. ("Oki") has incorporated the
Company's Clearspeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications products. The Company is entitled to receive royalties from Walker on its sales of industrial silencers, from Ultra on its sales of aircraft cabin quieting systems and from Oki on its sales of communications products. In addition, the Company is entitled to royalties from NXT on its sale of certain audio products and from suppliers to United Airlines and other major carriers for integrated noise cancellation active-ready passenger headsets.

     From the Company's inception through September 30, 2000, its operating revenues, including technology licensing fees and royalties, product sales, engineering and development services and other sources, have consisted of approximately 23% in product sales, 34% in engineering and development services, 0.4% in other revenue including advertising and 42.6% in technology licensing fees and royalties.

     Product revenues for the three and nine months ended September 30, 1999 and 2000 were:

                                       PRODUCT REVENUES

                                    (thousands of dollars)

               Three Months Ended September 30,  Nine Months Ended September 30,
               -------------------------------- --------------------------------
                  Amount      As a % of Total       Amount      As a % of Total
               ------------- ------------------ -------------- -----------------
  Product       1999   2000    1999     2000      1999   2000    1999      2000
-------------  ------ ------ -------- --------- ------- ------- -------- -------
Headsets       $ 116  $ 213    20.2%    50.4%   $  524  $  493    29.1%    40.9%

Communications   184     69    32.1%    16.3%      647     382    35.9%    31.7%

Audio            282    102    49.1%    24.1%      637     288    35.3%    23.9%

Other             (8)    39    (1.4%)    9.2%       (6)     42   (0.3%)     3.5%
               ------ ------ -------- --------- ------- ------- -------- -------
   Total       $ 574  $ 423   100.0%   100.0%   $1,802  $1,205  100.0%    100.0%
               ====== ====== ======== ========= ======= ======= ======== =======

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues for the three months ended September 30, 2000 totaled $8.0 million, compared to $0.7 million for three months ended September 30, 1999, or an increase of $8.3 million.

     The Company's technology licensing fees and royalties recognized totaled $7.3 million for the three months ended September 30, 2000 compared to $8,000 for the three months ended September 30, 1999, an increase of $7.3 million, primarily due to the Company's technology licensing fees agreements with ITC, Vidikron and Pro Tech. In the ITC transaction, the Company combined both its $6.0 million license agreement and its Strategic Alliance and Technology Development Amendment which calls for future payment of $2.5 million to ITC, for financial reporting purposes and recognized a net $3.6 million of revenue. In the Vidikron transaction, compliance with EITF No. 86-29, "Nonmonetary
Transactions: Magnitude of Boot and the Exceptions to the Use of the Fair Value", whereby the revenue recognized from the sale of two (2) technology licenses to Vidikron was limited to $1.0 million as compared to the fair value of such licenses of approximately $2.0 million. In addition, the Company recognized approximately $2.5 million in license revenue, as limited by EITF 86-29, in the Company's acquisition of Pro Tech. In the transaction with Pro Tech the Company granted an exclusive license to Pro Tech for rights to certain NCT technologies for use in lightweight headsets in cellular, multimedia and telephony markets. The Company received 23.4 million shares of Pro Tech's common stock, net of shares issued to an outside consultant, representing approximately 83% of the common stock issued and outstanding. The amounts recognized on these three licenses represent the license fee revenue applicable to the minority interest shareholders.

     The Company continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines and other carriers. Royalties from these and other licensees are expected to account for a greater share of the Company's revenue in future periods.

     The Company continues its efforts to expand its media business segment and for the three months ended September 30, 2000, generated advertising revenue of $0.2 million and media revenue of $0.2 million with cost of sales associated with such revenue amounting to approximately $0.4 million and $0.02 million, respectively, for the same period.

     Product sales were $0.4 million for the three months ended September 30, 2000 compared to $0.6 million for the three months ended September 30, 1999, a decrease of $0.2 million primarily due to lack of cash to fund advertising and the acquisition of new product inventory.

     For the three months ended September 30, 2000 cost of product sales was $0.3 million compared to $0.6 million for the three months ended September 30, 1999, a decrease of $0.3 million, or 50 %. The decrease was primarily due to lower sales for the quarter ending September 30, 2000.

     For the three months ended September 30, 2000, selling, general and administrative expenses amounted to $2.7 million as compared to $2.3 million for the three months ended September 30, 1999, an increase of $0.4 million, or 17.4%, primarily due to the costs associated with the growth of DMC.

     For the three months ended September 30, 2000, research and development expenditures amounted to $0.7 million as compared to $1.6 million for the three months ended September 30, 1999, a decrease of $0.9 million or 56.3%. Research and development formerly conducted at Advancel has been outsourced to ITC commencing in the third quarter of 2000. The Company continues to focus on products utilizing its hearing, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     For the nine months ended September 30, 2000, total revenues amounted to $9.4 million, compared to $6.6 million for the nine months ended September 30, 1999, or an increase of 42.4%.

     Consistent with the Company's objectives, technology licensing fees and royalties increased to $7.9 million in the first nine months of 2000 as compared to $3.5 million for the same period in 1999, an increase of $4.4 million, primarily due to the technology license fee for the licensing of the Company's TJ and T2J Technology to ITC and the licensing agreements with Pro Tech and Vidikron. In the ITC transaction, the Company combined both its $6.0 million license agreement and its Strategic Alliance and Technology Development Amendment which calls for future payment of $2.5 million to ITC, for financial reporting purposes and recognized a net $3.6 million of revenue. In the transaction with Pro Tech, the Company granted an exclusive license to Pro Tech for rights to certain NCT technologies for use in lightweight headsets in cellular, multimedia and telephony markets. The Company received 23.3 million shares of Pro Tech's common stock representing approximately 84% of the common stock issued and outstanding. At September 30, 2000, the Company recognized approximately $2.5 million of license fee revenue with respect to this transaction as limited by EITF 86-29, in the Company's acquisition of Pro Tech. In the transaction with Vidikron, the Company and DMC signed separate agreements to license the use of certain technology for $1.0 million each with Vidikron.
The fair value of the license fees was $2.0 million but due to the Company's compliance with EITF No. 86-29, the revenue the Company was allowed to recognize from the sale of these two (2) technology licenses to Vidikron was limited to $1.0 million. Such amounts recognized on each of these three licenses represent the license fee revenue applicable to the minority interest shareholders.

     During the second quarter of 2000, retroactive to January 1, 2000, the Company adopted the accounting policies of SAB 101. Adopting SAB 101 effective January 1, 2000, required the Company to restate its first quarter 2000 revenues, deferring recognition of $3.9 million of previously recognized DMC license fees. Such deferred revenue is being amortized over three years in accordance with the Company's interpretation of SAB 101. The Company has recognized $0.8 million of such revenue in the nine months ended September 30, 2000.

     The Company continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines and other carriers. Royalties from these and other licensees are expected to account for a greater share of the Company's revenue in future periods.

     For the nine months ended September 30, 2000, product sales were $1.2 million compared to $1.8 million for nine months ended September 30, 1999, a decrease of $0.6 million or 33.3%, primarily due to lack of cash to fund advertising and the acquisition of new product inventory.

     For the nine months ended September 30, 2000, cost of product sales amounted to $1.0 million versus $1.7 million for nine months ended September 30, 1999, a decrease of $0.7 million or 41.2%. The decrease was primarily due to a reduction of product sales for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. For the nine months ended September 30, 2000 product margin increased to 13.3% as compared to 4.7% during the nine months ended September 30, 1999 due primarily to the sale of product inventory and reduction of new product manufacture.

     The gross margin on engineering and development services increased to 8.5% for the nine months ended September 30, 2000 from (27.7%) for the same period in 1999 due primarily through attrition of Advancel employees and completion of certain on going contracts.

     For the nine months ended September 30, 2000, selling, general and administrative expenses totaled $5.4 million as compared to $8.0 million for the nine months ended September 30, 1999, a decrease of $2.6 million or 32.5%, primarily due to a decrease in litigation and patent expenses as well as a decrease in selling and marketing related expenses, primarily advertising and headcount and travel related expenses.

     For the nine months ended September 30, 2000, research and development expenditures totaled $3.4 million as compared to $5.1 million for the nine months ended September 30, 1999, a decrease of $1.7 million or 33.3%, primarily through attrition of Advancel employees in 1999. Commencing in the third quarter of 2000, research and development formerly conducted at Advancel has been outsourced to ITC. The Company continues to focus on products utilizing its hearing, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets.

     For the nine months ended September 30, 2000, other expenses include one-time, non-cash charges of $3.1 million for impairment of goodwill. This is related to the Company's ownership of NCT Audio, and results from conversions and exchanges of NCT Audio's common stock and preferred stock for the Company's common stock.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $137.2 million on a cumulative basis through September 30, 2000. These losses, which include the costs for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales, and (6) engineering and development funds received from strategic partners and customers.

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

      There can be no assurance that funding will be provided by technology licensing fees, royalties, product sales, and engineering and development revenue. In that event, the Company would have to substantially cut back its level of operations. These reductions could have an adverse effect on the Company's relations with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the Company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at September 30, 2000 about the Company's ability to continue as a going concern.

     Pursuant to the amended exchange agreement between the Company and Austost and Balmore, the Company (See Note 12 - "Notes to the Condensed Consolidated Financial Statements" for further details) would retain 10,060,251 shares of the Company's Common Stock (the "Remaining Returnable Shares"), and Austost and Balmore would agree to pay the Company up to $10.0 million in cash , subject to monthly limitations, from proceeds that Austost and Balmore would realize from their disposition of such Remaining Returnable Shares. Austost and Balmore would realize a 10% commission on the proceeds from the sale of these shares. The fair market value of such shares at September 30, 2000 was approximately $1.8 million net of commissions.

     At September 30, 2000, cash and cash equivalents were $0.4 million. Cash balances are invested in interest bearing money market accounts. The Company's investment objective is preservation of capital while earning a moderate rate of return.

     The Company's working capital deficit was $(4.2) million at September 30, 2000, compared to a deficit of $(3.3) million at December 31, 1999. This $0.9 million increase was primarily due to additional DBSS installation expenses which utilized the remainder of the restricted cash at September 30, 2000.

     For the nine months ended September 30, 2000, the net cash used in operating activities was $7.3 million compared to $6.6 million for the nine months ended September 30, 1999. The increase in net cash used in operating activities for the nine months ended September 30, 2000 of $0.7 million is primarily due to the reduction of accounts payable and accrued expenses.

     At September 30, 2000, net inventory increased $0.5 million from June 30, 2000 due primarily from the acquisition of Pro Tech.

     The net cash provided by financing activities amounted to $6.3 million, primarily due to the additional $1.0 million secured convertible note (see Note 8 - "Notes to the Condensed Consolidated Financial Statements" for further details), net proceeds of $2.0 million from the Series G Preferred Stock financing (see Note 12 - "Notes to the Condensed Consolidated Financial Statements" for further details), and $1.0 million proceeds from the sale of subsidiary common stock (see Note 12- "Notes to the Condensed Consolidated Financial Statements" for further details).

     The Company has no lines of credit with banks or other lending institutions and therefore has no unused borrowing capacity.


     CAPITAL EXPENDITURES

     The Company intends to continue its business strategy of working with supply, manufacturing, and distribution and marketing partners to commercialize its technology. The benefits of this strategy include: (i) dependable sources of controllers, integrated circuits and other system components from supply partners, which leverages on their purchasing power, provides important cost savings and accesses the most advanced technologies; (ii) utilization of the existing manufacturing capacity of the Company's allies, enabling the Company to integrate its active technology into products with limited capital investment in production facilities and manufacturing personnel; and (iii) access to well-established channels of distribution and marketing capability of leaders in several market segments.

     The Company's strategic agreements have enabled the Company to focus on developing product applications for its technology and limit the Company's capital requirements.

     There were no material commitments for capital expenditures as of September 30, 2000, and no other material commitments are anticipated in the near future.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For discussion of legal proceedings, see Note 9 - "Notes to the Condensed Consolidated Financial Statements" which is included herein.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


     Recent Sales of Unregistered Securities.

     (a) On September 29, 2000, Pro Tech entered into a Securities Purchase and Supplemental Exchange Rights Agreement with the Company, Austost, Balmore and Zakeni Limited, (Austost, Balmore and Zakenie Limited collectively the "Pro Tech Investors") to sell an aggregate value of up to $1,500,000 (1,500 shares) of Pro Tech Series A Convertible Preferred Stock ("Pro Tech Preferred") to the Pro Tech Investors. On such a date Pro Tech issued and sold 1,500 shares of Pro Tech Preferred having an aggregate state value of $1,500,000.

     (b) Purchasers. The purchaser of the 1,500 shares of Pro Tech Preferred was:

                Austost Anstalt Schaan          375 shares
                Balmore Funds S.A.              375 shares
                Zakenie Limited                 750 shares

     (c) Consideration. The aggregate offering price for 1,500 shares of Pro Tech Preferred having an aggregate stated value of $1,500,000 was $1,500,000.

     (d) Exemption from Registration Claimed. Exemption from registration is claimed under Regulation D promulgated under the Securities Act. To the best of the Company's knowledge and belief and in accordance with representations and warranties made by the purchasers of Pro Tech Preferred, the purchaser is an "accredited investor" as defined under Regulation D.

     (e) Terms of Conversion. Each share of Pro Tech Preferred is convertible into a number of shares of common stock of Pro Tech or the Company as determined in accordance with the following formula (the "Exchange Rate"):

              Face Value                 Number of Shares of
           ------------------     =      NCT Common Stock
             Exchange Price

provided that NCT shall have the option to pay the 4% Accretion accrued on each Pro Tech Preferred Share in either cash or cash equivalents. If NCT elects to pay the 4% Accretion accrued in cash or cash equivalents, the Exchange Rate shall be:

              Stated Value               Number of Shares of
           ------------------     =      NCT Common Stock
             Exchange Price

where

          (i) "Face Value" equals the Stated Value plus the 4% Accretion accrued on each share of Pro Tech Preferred;

          (ii) "Exchange Price" means the amount obtained by multiplying 0.8 by the lowest average of the average Closing Bid Price for the NCT Common Stock for any consecutive five (5) day trading period out of the fifteen
     (15) days preceding such relevant date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     An annual meeting of stockholders of the Company was held on July 13, 2000. At the meeting, Jay M. Haft, Michael J. Parrella, John J. McCloy II and Sam Oolie were elected directors, each to serve until the next annual meeting of stockholders and until his successor is elected and qualified. The stockholders also (1) approved an amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized thereunder from 325,000,000 shares to 450,000,000 shares and (2) approved the amendment to the Company's 1992 Stock Incentive Plan to increase the aggregate number of shares of the Company's reserved for awards of restricted stock and for issuance upon the exercise of stock options granted under the 1992 Plan from 30,000,000 shares to 50,000,000 shares. The vote taken at such meeting was as follows:

      (a)   With respect to the election of the directors:

                                       FOR             WITHHELD
            Jay M. Haft            238,962,963        5,857,259
            Michael J. Parrella    240,517,118        4,303,104
            John J. McCloy II      239,204,999        5,615,223
            Sam Oolie              239,221,074        5,599,148


      (b) With respect to the proposal to approve the amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized thereunder from 325,000,000 to 450,000,000 shares:

                                                 ABSTENTIONS AND
                  FOR            AGAINST        BROKER NON-VOTES
              229,954,354      13,770,375           1,095,493

      (c) With respect to the proposal to approve the amendment to the Company's 1992 Stock Incentive Plan to increase the aggregate number of shares of the Company's reserved for awards of restricted stock and for the issuance upon the exercise of stock options under the 1992 Plan from 30,000,000 to 50,000,000 shares:

                                                 ABSTENTIONS AND
                  FOR            AGAINST        BROKER NON-VOTES
              229,954,354      13,770,375           1,095,493

ITEM 6. EXHIBITS

(a) Exhibits


    Exhibit 10 License Agreement Amendment dated June 30, 2000, between NCT Group, Inc., Advancel Logic Corporation and Infinite Technology Corporation

    Exhibit 10 Strategic Alliance and Technology Development Amendment dated June 30, 2000, between NCT Group, Inc., Advancel Logic Corporation and Infinite Technology Corporation

    Exhibit 10 License Agreement dated September 29, 2000, between NCT Group, Inc. and Vidikron of America, Inc.

    Exhibit 10 License Agreement dated September 29, 2000, between Distributed Media Corporation and Vidikron of America, Inc.

    Exhibit 27  Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NCT GROUP, INC.
                                   Registrant

                                    By:   /s/ MICHAEL J. PARRELLA
                                          ----------------------------------
                                          Michael J. Parrella
                                          Chief Executive Officer and
                                          Chairman of the Board of Directors


                                    By:   /s/ CY E. HAMMOND
                                          ----------------------------------
                                          Cy E. Hammond
                                          Senior Vice President,
                                          Chief Financial Officer


Dated:  November 20, 2000