Form 10-K
period 2000-12-31
NCT GROUP INC
filed 2001-04-17
CIK 722051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED      December 31, 2000
                               -------------------------------------------------

Commission File Number:        0-18267
                               -------------------------------------------------

NCT Group, Inc.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                                         59-2501025
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer or
incorporation organization)                                 Identification No.)

20 Ketchum Street, Westport,                                         06880
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          X Yes     /_/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
nonaffiliates of the Registrant was $49.4 million as of April 9, 2001.

The number of shares outstanding of the Registrant's common stock is 358,062,122 as of April 9, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Certain information contained in the Proxy Statement for the Annual Meeting of
     Stockholders of Registrant to be filed with the Securities and Exchange
      Commission on or before April 30, 2001, is incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.     BUSINESS

A.    General Development of Business

     NCT Group, Inc. is a leading technology developer with an extensive portfolio of proprietary algorithms and a wide variety of product offerings for consumer, commercial and industrial applications. "Company", "NCT", "we" and "our" refer to NCT Group, Inc. and its subsidiaries. We specialize in the utilization of sound and signal waves to reduce noise, improve signal-to-noise ratio and enhance sound quality. Commercial application of our technologies is comprised of a number of product offerings, including NoiseBuster(R) consumer and communications active noise reduction headsets, also known as ANR headsets; ProActive(R) ANR industrial earmuffs and headsets; Gekko(TM) flat speakers; and ClearSpeech(R) microphones, speakers and other products. In addition to products, the company's innovative algorithms are available for licensing to manufacturers for use in commercial and consumer products.

     During 2000, NCT's efforts were devoted to consummating several acquisitions, including Midcore Software, Inc., known as MSI or Midcore, Theater Radio Network, Inc., known as TRN, and Pro Tech Communications, Inc., known as Pro Tech, and continuing its efforts on the development of DistributedMedia Corporation ("DMC") (formerly known as DistributedMedia.com, Inc.). DMC is a wholly owned subsidiary of the company, which was formed in November 1998. DMC is a microbroadcasting media company that delivers licensed CD-quality music as well as on-air and billboard advertising to out-of-home commercial and professional venues via a digital network of place-based microbroadcasting stations, called Sight & Sound(TM). The Sight & Sound(TM) system consists of a central control network that communicates to a digital broadcast station, which plays music selections and advertisements through flat panel speakers. The speaker grilles double as visual billboards. The speakers will be provided by NCT Audio Products, Inc. (known as NCT Audio), a majority owned subsidiary of the company.

     As of December 31, 2000, NCT and its business units held 585 patents and related rights worldwide and an extensive library of know-how and other proprietary technology. These patents allow the company to develop major product lines, which include:

o    NoiseBuster(R) ANR communications headsets
o    NoiseBuster(R) ANR consumer headphones
o    ProActive(R) industrial/commercial ANR headsets
o    Gekko(TM) flat speakers, frames, prints and subwoofers
o    ClearSpeech(R) microphones, speakers and other products
o    ClearSpeech(R) corporate intranet telephone software

     The company also markets its technologies through licensing to third parties for fees and royalties. During 2000, the company entered into several new technology license agreements and continues to receive royalties pursuant to certain of its technology license agreements.

     The company's operating revenues are comprised of technology licensing fees and royalties, product sales, advertising and engineering and development services. Historically, the company derived the majority of its revenues from engineering and development services and technology licensing fees. As distribution channels are established and as product sales, market acceptance and awareness of the commercial applications of the company's technologies build, revenues from technology licensing fees, royalties and product sales are projected to fund an increasing share of the company's requirements. The revenues from these sources, if realized, will reduce the company's dependence on revenues from engineering and development services. Total revenues for 2000 consisted of approximately 15.6% in product sales, 0.6% in engineering and development services, 6.5% in advertising/media revenue and 77.3% in technology licensing fees and royalties

     The company has entered into a number of strategic supply, manufacturing and marketing alliances with leading global companies to commercialize its technology. These strategic alliances historically have funded a majority of the company's research and development and provided the company with reliable sources of components, manufacturing expertise and capacity, as well as extensive marketing and distribution capabilities. The company has continuing relationships with Walker Manufacturing Company (a division of Tennessee Gas Pipeline Company, a wholly owned subsidiary of Tenneco, Inc.), AB Electrolux, Ultra Electronics Ltd., The Charles Stark Draper Laboratory, Inc., Oki Electric Industry Co., Ltd. and New Transducers Ltd., among others, in order to penetrate major markets more rapidly and efficiently, while minimizing the company's own capital expenditures. See G. "Strategic Alliances" and Note 5 - notes to the consolidated financial statements for further details.

     An important factor for our continuing development of technology is our ability to recruit and retain key personnel. As of March 31, 2001, we had 138 employees.

     The company's executive offices and corporate headquarters are located at 20 Ketchum Street, Westport, Connecticut 06880; telephone number (203) 226-4447. Our research and product development facility is located in Linthicum, Maryland; telephone number (410) 636-8700. Our European operations are conducted through our product development and marketing facility in Cambridge, England. The company also maintains a presence in the Pacific Rim. DMC's and Advancel Logic Corporation's (known as Advancel) operations are located in Westport, Connecticut. The company's subsidiaries, Pro Tech, Midcore, and DMC Cinema, Inc., known as DMC Cinema, conduct operations from offices located in Ft. Pierce, Florida; Middlebury, Connecticut and as of April 1, 2001 Westport, Connecticut, respectively.

     NCT is organized into strategic business units which in May 2000, were realigned to comprise three groups: media, communications and technology. Each of the strategic business units is targeted to the commercialization of its own products in specific markets. The media group currently consists of DMC; DMC's subsidiaries, DMC Cinema and DMC HealthMedia, Inc.; and NCT Audio. The communications group currently includes NCT Hearing Products, Inc. (known as NCT Hearing); NCT Hearing's subsidiaries Pro Tech and NCT Medical Systems, Inc.; Midcore and its subsidiary, Midcore Software Limited; and ConnectClearly.com, Inc. The technology group currently consists of Noise Cancellation Technologies (Europe) Ltd.; Advancel; and certain other assets and operations held directly by the company. (See Note 19 - notes to the consolidated financial statements for further details about our business segments.)

B.    Business Strategy

     Our strategy is to leverage off our existing base of proprietary technology by expanding into areas outside of traditional active noise control such as communications, audio and microbroadcasting media. Our acquisition of certain assets and all of the intellectual property of Active Noise and Vibration Technologies, Inc., or ANVT, in 1994 expanded our portfolio of intellectual property and allowed us to license certain, formerly restricted, jointly-held patents to unaffiliated third parties.

     We anticipate that as we establish distribution channels and as consumer awareness of our products increases, so, too, will product sales and revenues from licensing fees and royalties. The funds derived from these revenue sources will enable us to become less dependent on revenues derived from research, development and engineering. At the same time, we continue to strive to lower the cost of our products and enhance their technological performance.

C.    Technology

     Active Noise Reduction. ANR systems are particularly effective at reducing low frequency noise. ANR creates sound waves that are equal in frequency but opposite in phase to the noise. The illustration that follows shows the relationship, in time, of a noise signal, an anti-noise signal and the residual noise that results when they meet.

                             ACTIVE NOISE REDUCTION

                  --------------------------------------------

                                [GRAPHIC OMITTED]
                  --------------------------------------------


     Signal Enhancement. The company's technology also can be used to attenuate unwanted signals that enter into a communications network, as when background noise enters telecommunications or radio systems from a telephone receiver or microphone. We have developed patented technology that will attenuate the background noise in-wire, so that the signals carried by the communications network include less of the unwanted noise, allowing the speaker to be heard more clearly over the network. An application of this technology is in-wire attenuation of siren noise over two-way radio communications between emergency vehicles and dispatchers at hospitals and police or fire stations.

     Silicon Micromachined Microphone. In 1994, the company purchased the exclusive rights to manufacture and commercialize a SMM as a technically superior and less expensive alternative to currently available electret microphones. The SMM has potential applications not only in the audible range of frequencies, but in the ultrasonic range as well.

     ClearSpeech(R) Adaptive Speech Filter. The ClearSpeech(R) algorithm removes noise from voice transmissions. ASF is effective against a variety of stationary noises whose amplitude and pitch change slowly compared to the spectral variations characteristic of human speech. ASF applications include teleconferencing systems, cellular telephones and airphones, telephone switches, echo cancellers, and communications systems in which background noise is predominant. ASF is currently available for use on three hardware platforms including personal computers and fixed and floating digital signal processors.

     ClearSpeech(R)-Acoustic Echo Cancellation. AEC removes acoustic echoes in hands-free full duplex communication systems. AEC is an adaptive, frequency-based algorithm that continuously tracks and updates the changes in the acoustic path between the loudspeaker and the microphone to eliminate the acoustic echo. The algorithm can be changed to accommodate different audio bandwidths and acoustic tail lengths for use in a variety of applications such as cellular telephony, audio and video teleconferencing, computer telephony, gaming and voice recognition.

     ClearSpeech(R)-Reference Noise Filter. RNF isolates and removes interfering signals, such as background radio, television, machine and siren noise, so communications can be heard more clearly. RNF algorithm was designed to remove interference from a desired signal in applications where a reference signal for the interference is available.

     Flat Panel Transducer. The company's patented FPT technology utilizes piezo electric drivers mounted on flat rigid surfaces to create a unique wide dispersion sound field. Unlike conventional speakers that deliver sound through air in a pistonic fashion, the FPT design delivers sound throughout the surface of the panel being driven. This distributed mode method of delivering wide dispersion sound is what the company has termed Sweet Space(TM), which floods a room with sound. Uses for FPT technology include home theatre, professional, automotive and aircraft applications.

      Digital Broadcasting Station System Software. DBSS software is being utilized by DMC to deliver customized music programming to each site. Advertising is scheduled and updated via a communications link such as the Internet. The software also performs status checking, play log functions and other diagnostic functions made available to the central control network.

     MidPoint(R) Software. MidCore's Midpoint Software manages the Internet access of any small to medium sized office, educational institution or residence with usage control and accounting, faster performance, greater reliability and total security. Its unique combination of features such as routing, firewall, email server, caching, site blocking and more result in unparalleled performance for Internet access, regardless of the type of connections available. Development is currently underway to incorporate office-to-office connectivity (such as VPN and secure email), audio and speech technologies (including Voice-Over-IP, POTS gateways, and NCT's proprietary speech-processing algorithms), and unique performance-enhancing capabilities for large enterprises and ISP's.

     Telephone Amplifier Technology. Pro Tech has been awarded a patent entitled, "Linearization of FET Channel Impedence for Small Signal Applications" which covers the semiconductor technology used in the Pro Tech's two-prong and tabletop telephone amplifiers for call centers. This technology facilitates a higher level of signal processing quality at a significantly lower price than conventional semiconductor solutions.

D.    NCT Proprietary Rights and Protection

     The company holds a large number of patents and patent applications. Our intellectual property strategy has been to build upon our base of core technology patents with newer advanced technology patents developed by, purchased by or exclusively licensed to us. In many instances, we have incorporated the technology embodied in our core patents into patents covering specific product applications, including the products' design and packaging. We believe this building-block approach provides greater protection to us than relying solely on the original core patents. As its patent holdings increase, we believe the importance of our core patents will diminish from a competitive viewpoint.

     We purchased certain assets of ANVT in 1994, which included all of ANVT's intellectual property rights. Among the ANVT intellectual property rights were ANVT's interest in the ten basic Chaplin Patents which are now solely owned by the company as the sole shareholder of Chaplin Patents Holding Co., Inc., formerly a joint venture with ANVT. These patents cover inventions made by Professor G.B.B. Chaplin in the late 1970s and early 1980s, some of which have now expired.

     The Chaplin Patents form only one group of core patents upon which the company's technology is based. In March 1990, we acquired exclusive ownership of 10 patents developed under the auspices of the National Research Development Corporation, also known as NRDC, an organization sponsored by the British Government. Among other things, the NRDC patents, of which the Swinbanks and Ross patents are the most important, utilize the adaptive feed forward approach to active noise control. The Swinbanks patent covers an improved method of analyzing the incoming noise or vibration through the use of a "frequency domain" adaptive filter that splits the incoming noise into different frequency bands for analysis and recombines the data to generate the anti-noise signal. The Ross patent covers the use of a "time domain" filter, which uses input and error signals to enhance a system's ability to compensate for feedback from actuators to sensors. Without this filter, the system will detect and begin canceling its own self-generated anti-noise.

     As part of the purchase of certain ANVT assets, we acquired all the rights to nine inventions previously belonging to the Topexpress Group in the United Kingdom. The international patent coverage of these inventions varies but all nine have been granted patent protection in various countries. Among the other intellectual property acquired from ANVT are patents relating to active auto mufflers and noise suppression headrests, several patent applications on advanced algorithms, active noise headsets and many related disclosures and various disclosures in other areas of active attenuation of noise and vibration. In addition, we acquired the rights to three basic inventions known as the Warnaka patents.

     The company has built upon these core patents with a number of advanced patents and patent applications. These include the Digital Virtual Earth patent, which covers digital feedback control, and patents on multi-channel noise control. We have also has applied for patents on combined feedforward and feedback control, control using harmonic filters, filters for signal enhancement and speech filtering, control systems for noise shaping and others.

     In 1994, we obtained a license for the exclusive rights to the SMM technology developed by Draper in Cambridge, Massachusetts. At this time, four patents describing the basic technology have been issued.

     In 1995, we acquired several U.S. patents dealing with ASF which are used in our ClearSpeech(R) product line.

     Since 1996, we have been granted 409 new patents.

     We hold or have rights to 318 inventions as of March 31, 2001, including 121 United States patents and over 483 corresponding foreign patents for a total of 604 patents and related rights. We have pending 130 U.S. and foreign patent applications. The company's engineers have made 156 invention disclosures for which we are in the process of preparing patent applications. Our patents have expiration dates ranging from 2000 through 2016, with the majority occurring during or after 2009.

     The company has been granted the following trademarks:

         Mark                       Field of Use
        ------                      -------------
      NCT logo                      Company logo
      NoiseBuster(R)                headsets
      NoiseEater(R)                 HVAC systems
      ClearSpeech(R)                adaptive speech filter products
      VariActive(R)                 headsets
      ProActive(R)                  headsets
      Noisebuster Extreme!(R)       headsets

     The company has also applied for 12 trademarks including:

         Mark                       Field of Use
        ------                      -------------
      Gekko(TM)                     flat audio speakers
      ArtGekko(TM)                  flat audio speakers
      Sweet Space(TM)               flat audio speakers
      Sight & Sound(TM)             microbroadcasting

     The Gekko(TM) and Art Gekko(TM) trademark applications have been challenged by another trademark holder on the grounds of similarity and confusion in a proceeding currently pending before the U.S. Trademark Office.

     No assurance can be given as to the range or degree of protection any patent or trademark issued to, or licensed by, the company will afford or that such patents, trademarks or licenses will provide protection that has commercial significance or will provide competitive advantages for our products. No assurance can be given that the company's owned or licensed patents or trademarks will afford protection against competitors with similar patents, products or trademarks. No assurance exists that the company's owned or licensed patents or trademarks will not be challenged by third parties, invalidated, or rendered unenforceable. Furthermore, there can be no assurance that any pending patent or trademark applications or applications filed in the future will result in the issuance of a patent or trademark. The invalidation, abandonment or expiration of patents or trademarks owned or licensed by us which we believe to be commercially significant could permit increased competition, with potential adverse effects on the company and its business prospects.

     We have conducted only limited patent and trademark searches and no assurances can be given that patents or trademarks do not exist or will not be issued in the future that would have an adverse effect on our ability to market our products or maintain our competitive position with respect to our products. Substantial resources may be required to obtain and defend patent and trademark rights of the company.

     Our policy is to enter into confidentiality agreements with all of our executive officers, key technical personnel and advisors, but no assurances can be made that the company know-how, inventions and other secret or unprotected intellectual property will not be disclosed to third parties by such persons.

     Finally, it should be noted that annuities and maintenance fees for our extensive patent portfolio are a significant portion of our annual expenses. If, for the reasons described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," it becomes necessary for the company to reduce its level of operations, we will not be able to continue to meet the extensive monetary outlay for annuities and maintenance fees to keep all the patents and applications from becoming abandoned, the company then will have to prioritize its portfolio accordingly.

E.    Existing Products

     NCT Hearing Products

     NoiseBuster(R). NCT is currently marketing its NoiseBuster(R) personal active noise reduction headphone for consumers at a suggested retail price of $39. This active headphone selectively reduces unwanted noise generated by aircraft engines, lawnmowers, street traffic, household appliances and other annoying noise sources, while permitting the user to hear desired sounds, such as human conversation, warning signals or music. The product can also be used with an aircraft's in-flight entertainment system or a portable audio device. NCT is marketing the NoiseBuster(R) through distribution channels, including electronics retail stores, specialty catalogues and directly through a toll-free "800" number and on the Internet. Initial product shipments of the original NoiseBuster(R) were made in September 1993. Product shipments of the current NoiseBuster(R) began during the first quarter of 1997.

     The NoiseBuster(R) line has been expanded to include communications headsets for cellular, multimedia and telephony. The products are the first ANR offerings for these applications and improve speech intelligibility in the presence of background noise. Product shipments began during the first quarter of 1998.

     NB-PCU. NCT along with a leading manufacturer and supplier of aircraft cabin products has integrated NCT's active noise control technology into in-flight passenger entertainment systems. As a component of the system, NCT also has developed a low-cost headset specifically for in-flight use to be used in conjunction with the integrated electronics. NCT's technology electronically reduces aircraft engine noise while enhancing the audibility of desired sounds like speech, music and warning signals. Lowering the engine drone also can help alleviate the anxiety and fatigue often associated with flying. While the system is in use, passengers inside an aircraft cabin can carry on conversations at a comfortable level or hear in-flight movies and music without over amplification and distortion. The system is currently being installed in first and business class cabins on new United Airlines aircraft and in cabins of five other airlines.

     Pro Tech Communications, Inc.

     In September 2000, NCT Hearing licensed certain technologies to Pro Tech in exchange for approximately an 83% interest in Pro Tech. Pro Tech currently sells high quality, lightweight headsets to high-profile users, among them the NASA space program and McDonald's. Pro Tech, with its current innovative product offerings and planned products incorporating NCT's advanced technologies, is targeting the call center and wireless communications markets. The following are products sold by Pro Tech:

     The ProCom. Pro Tech's initial entry into the lightweight fast-food headset market is the "ProCom." Weighing less than 2 ounces, the ProCom is worn by users over the head by means of a springsteel wire headband and a cushioned earphone. Attached to the earphone, which may be worn over either ear, is an adjustable boom, which connects to the ProCom's microphone. The ProCom headset connects to the wireless belt-pack system with the use of various plug types offered by the wireless belt-pack providers sold in many fast-food franchises around the world. The ProCom is presently selling to distributors at prices ranging from $20.00 to $49.00 per headset, and the product is sold by Pro Tech to retailers for $54.00 per headset.

     The Freedom. The Freedom is an adaptation of the ProCom headset to allow for it to be worn without a headband and is currently being sold in the fast-food market. Through the use of Pro Tech's engineered clip, this headset attaches to the standard hat or visor being worn in the fast-food franchise. The electronics in the Freedom are virtually the same as the ProCom headset providing the same market acceptance. Through its own research, Pro Tech found the need for user comfort from the use of headsets over very long time periods. Pro Tech introduced this product in April 1998.

     The Manager's Headset. The manager's headset is a lightweight over-the-ear fast-food headset, which provides improved comfort to the fast-food store manager monitoring drive-thru activity. It was introduced and favorably received in February of 2000 and Pro Tech will continue to offer this headset in its fast-food product line for the year 2001. This product is sold in a range from $24.50 to $46.00 depending on volumes purchased.

     The APEX. Pro Tech introduced the APEX headset for sale in 1999. After conducting its own market research, it was determined that there is a demand for a headset which combines both over-the-head and over-the-ear features. As a result the APEX was designed to incorporate both of these features, which should enhance Pro Tech's ability to market the product to cellular, personal computer and small office telephone users. The APEX is a commercial adaptation of the headset that Pro Tech has designed for use by the National Aeronautics and Space Administration ("NASA"). Boeing Defense and Space Group ("Boeing") is a prime contractor for NASA, and as such has the responsibility to choose certain components and products used in NASA's space program. The APEX is a smaller design of the Trinity, with components reduced by 20% in order to create a lightweight headset. The speaker and microphone positioning can be easily adjusted by the user for the headset thereby allowing the product to fit numerous head and ear sizes. In addition, the APEX has a detachable headband allowing the users the choice of wearing the headset over the head or over the ear. The APEX is presently sold to distributors at prices ranging from $40.00 to $62.00 per headset. The APEX is being sold by distributors and directly by Pro Tech to end-users for $99.00 per headset.

     The ASTRA. The Astra headset is a variation of the Apex headset in that it has been adapted for use directly in non-amplified phone systems. A preamplifier circuit has been inserted inside the headset to allow for a direct connection into an automatic call distributor (ACD) or phone system that provides this required configuration headset.

     The A-10 Amplifier. The A-10 amplifier is the first in a series of multi-line amplifiers being offered with each of Pro Tech's headsets. It is designed for the SOHO market (small office/home office) and has been engineered to work with over 90% of all existing phone systems in the world. The size is very small and engineered to plug and play with most phone systems.

     The A-27 Amplifier. The A-27 amplifier is the first in a series of amplifiers specifically designed for automatic control distributors (ACD) or phone systems which use the standard PJ-237 2-prong plug as their interface. This amplifier will employ noise suppression technology designed by Pro Tech. Three patent applications were filed in 2000. The A-27 was introduced into the call-center market in the 2000. Pro Tech presently sells the A-27 Amplifier to distributors at prices ranging from $67.00 to $89.00 per amplifier. The A-27 Amplifier is being sold by distributors and directly by Pro Tech to end-users for $127.00 per amplifier.

     The Active Series Headset. The Active Series Headset was introduced in 2000. These headsets are designed for the mobile headset user. Cellular phone users and automobile hands-free kits will be the primary market focus of this product. Pro Tech presently sells the Active Series Headset to distributors at prices ranging from $8.00 to $20.00 per headset. The Active Series headset is being sold by distributors and directly by Pro Tech to end-users for $25.00 per headset.

     The Trinity. The Trinity has been designed for users in noisy environments. Pro Tech completed the development of this product early in 2000. Unlike other headsets currently available, the Trinity will employ a light (1/2-ounce) "acoustical ear cup" which completely surrounds the user's ear. The perimeter of this cup rests lightly in a broad area of contact around the ear, rather than against or in the ear itself, which will allow the user to wear the Trinity in comfort for extended periods. Moreover, by enclosing the ear, the acoustical ear cup reduces background noise, thereby significantly improving the clarity and strength of reception from the earphone. The Trinity has been designed as a comfortable and lightweight alternative to the bulky commercial sound suppressant headsets, which are presently the only headsets available to users operating in noisy office environments. The Trinity headset can be worn in a single ear cup version or dual ear cup version. Like the ProCom, the Trinity will be produced with a choice of adapters capable of interfacing with the electronic amplifiers and telephone systems of most major manufacturers. Pro Tech presently sells the Trinity to distributors at prices ranging from $42.00 to $54.00 per headset, and sells the product to retailers for $118.00 per headset.

     The disparity in price between the cost to distributors and retailers for each product described in this section is primarily a result of a shifting of direct selling expenses from Pro Tech to distributors. Distributors in return for a lower average purchase price have accepted these expenses, averaging approximately $11.23 of the individual unit retail price. Pro Tech offers lower prices for its products to distributors who purchase certain quantities of products to increase sales and gain market share for its products.

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

     ClearSpeech(R)-PCB Boards. These boards are currently being sold for incorporation into communication systems at drive through fast food restaurants. They allow the system to filter background car noise so that only the voice comes through, cutting down on errors in the order process.

     NCT Audio Products

     Gekko(TM) flat speaker. In 1998, NCT Audio launched the Gekko(TM) flat speakers and ArtGekko(TM) printed grille collection. This was the first product launched by NCT Audio to the consumer audio market utilizing our patented FPT technology. With this technology, these products deliver Sweet Space(TM) sound that floods the room with sound as opposed to conventional speakers which deliver sound like a spotlight. The Gekko(TM) flat speakers are thin wall hanging speakers that are designed to accept high quality reproductions of the world's most popular artwork, which is the ArtGekko(TM) line of replacement prints and decorative frames. The art is printed on acoustically transparent material, which allows all sound from the flat speaker to pass freely. NCT Audio also provides flat speakers for Distributed Media Corporation's Sight & Sound(TM) microbroadcasting system. Sight & Sound is a new advertising medium that delivers place-based audio and billboard advertising messages integrated with CD-quality music.

     NCT Internet Protocol Products

     MidPoint(R) Software. In September 2000, NCT acquired MidCore Software, Inc., the maker of MidPoint(R) Internet connectivity software. MidPoint(R) is a cost-effective, feature-packed Internet connection solution for small to medium-sized organizations. With one installation of MidPoint, any network of up to 250 users can share a single Internet connection and ISP account, offering tremendous long-term savings over the cost of multiple phone lines and monthly ISP charges or expensive high-speed dedicated connections. In addition, the package includes many features to make Internet access more efficient and productive; such as high-performance shared cache, scheduled retrievals, content control and usage accounting. Midpoint also features a powerful integrated e-mail server and management function, which allows complete local control of e-mail.

Revenues

     Product Revenues

     The following table sets forth the percentage contribution of the separate classes of NCT's products to NCT's product revenues for the year ended December 31, 2000 (in thousands).

                              Year ended
                          December 31, 2000
                         ---------------------
                                       As a %
            Products       Amount    of Total
                         ---------   ---------
      Hearing Products   $  1,125       56.2%
      Communications          462       23.1%
      Audio Products          318       15.9%
      Software Products        96        4.8%
                         ---------   ---------
            Total         $ 2,001      100.0%
                         =========   =========

     Product revenues were approximately 15.6% of total revenues for the year ended December 31, 2000.

     Technology Licensing Fees and Royalty Revenues

     The following table sets forth the percentage contribution of the separate business segments of NCT's technology to NCT's technology licensing and royalty revenue for the year ended December 31, 2000 (in thousands).

                              Year ended
                           December 31, 2000
                        ------------------------
                                        As a %
                          Amount       of Total
                        -----------  -----------
       Technology        $   3,550        35.8%
       Communications        2,988        30.1%
       Media                 2,065        20.8%
       Other                 1,325        13.3%
                        -----------  -----------
            Total        $   9,928       100.0%
                        ===========  ===========

     Technology licensing fees and royalties were approximately 77.3% of total revenues for the year ended December 31, 2000. Such 2000 revenue was predominantly due to the revenue recognized from the license to Infinite Technology Corporation of $3.6 million, license to Pro Tech of $2.4 million, license to Vidikron of America, Inc., known as Vidikron, of $2.0 million, license to Teltran International Group, Inc. of $0.4 million and site license revenue of approximately $1.1 million as explained in "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     Advertising Revenues

     Advertising revenues totaling $0.8 million represented approximately 6.5% of total revenues for the year ended December 31, 2000. Such 2000 revenue was comprised of $0.7 million recognized from entertainment audio programming supplied to multiplex cinemas and $0.1 million generated from broadcast and billboard advertising through its network of Sight and Sound(TM) systems.

F.    Products Under Development

     SMM

     Silicon Micromachined Microphone. The ability to integrate additional circuitry on the SMM chip has proven attractive to potential users. The SMM's low noise floor and adjustable sensitivity improve voice recognition in high ambient noise environments. NCT is working with voice processing and computer hardware companies to utilize the SMM to enhance the performance of their systems. In the first quarter of 1996, NCT released initial prototypes of the devices. In December 1997, we announced that Siemens Semiconductors of Siemens AG, now Infineon, had licensed our SMM technology and that Infineon would develop, manufacture and market the SMM. Prototype samples were received. Full production is scheduled to commence in 2001.

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

G.    Strategic Alliances

     The company's transition from a firm primarily engaged in research and development to one engaged in the licensing, production, marketing and sale of technologies and applications has been facilitated by the establishment and maintenance of strategic alliances with major domestic and international business concerns. In exchange for the benefits to such concerns' own products offered by our technology, these alliances under the terms of their joint venture agreements or licenses provide marketing, distribution and manufacturing capabilities for our products and enable us to limit the expense of our own research and development activities. In order to ensure dependable sources of supply and to maintain quality control and cost effectiveness for components and integrated circuits incorporated in our applications and products, an important element of our strategy has been to identify and enter into alliances with integrated circuit manufacturers that will develop and produce custom-made chips for NCT product applications, and with manufacturers of components that will supply and integrate components for NCT technologies. The following summarizes NCT's key alliances:

-------------------------------------------------------------------------------
                                   Date Initial
                                   Relationship
     Key Strategic Alliances       Established            Applications
--------------------------------- --------------- -----------------------------

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

  The Charles Stark Draper          July 1994     Microphones
  Laboratory, Inc.

  New Transducers Ltd.              Mar. 1997     Flat Panel Transducers

  Oki Electric Industry Co.,        Oct. 1997     Communications
  Ltd.

  Infineon Technologies AG I Gr.    Dec. 1997     Microphones
  (formerly Siemens AG)

  VLSI Technology, Inc.             Feb. 1998     Communications

  STMicroelectronics SA &           Nov. 1998     Java(TM)platform
  STMicroelectronics S.r.l.

  Lernout & Hauspie Speech          Mar. 1999     Communications
  Products N.V.

  Delphi Automotive Systems         May  2000     Communications
-------------------------------------------------------------------------------

     Walker Manufacturing Company (a division of Tennessee Gas Pipeline Company, a wholly-owned subsidiary of Tenneco, Inc.) (U.S.) and Walker Electronic Mufflers, Inc. (a wholly-owned subsidiary of Tennessee Gas Pipeline Company, a wholly-owned subsidiary of Tenneco, Inc.) (U.S.)

     In November 1989, NCT signed its strategic alliance with Walker, a world-leading manufacturer of automotive parts and mufflers. The alliance consisted of a Joint Venture and Partnership Agreement with ownership in the resulting joint venture, Walker Noise Cancellation Technologies, or WNCT, shared equally between NCT Muffler, Inc., a wholly-owned subsidiary of the company and WEM. On November 15, 1995, NCT and Walker executed a series of related agreements (the "Restructuring Agreements") regarding our commitment to help fund $4.0 million of product and technology development work and the transfer of our 50% interest in WNCT to Walker. The Restructuring Agreements provided for the transfer of our interest in WNCT to Walker, the elimination of our previously expensed obligation to fund the remaining $2.4 million of product and technology development work, the transfer to Walker of certain company owned tangible assets related to the business of WNCT, the expansion of certain existing technology licenses and our performance of certain future research and development activities for Walker at Walker's expense.

     AB Electrolux (Sweden)

     NCT's relationship with Electrolux, one of the world's leading producers of white goods, was initiated in October 1990. NCT signed its current agreement with Electrolux, a Joint Development and Supply Agreement, in June 1991. This agreement provides for NCT to design, develop and supply active systems for quieting Electrolux products. Electrolux has agreed to purchase the electronic components for its active noise control products exclusively from NCT, provided NCT and its supply joint ventures are price and quality competitive. To date, NCT has completed development of two household appliance products for Electrolux. No date has been established for product introduction.

     Ultra Electronics Ltd. (U.K.)

     Since 1991, NCT and Ultra (and Ultra's predecessor, part of the Dowty Group), have been designing and developing systems to enhance passenger comfort by quieting aircraft passenger compartments in certain propeller-driven aircraft, which Ultra sells to the worldwide turbo-prop aircraft market. In May 1993, Ultra and NCT signed a teaming agreement to produce and install the NCT cabin quieting system on the SAAB 340 aircraft. Deliveries under this agreement began in 1994. In March 1995, NCT and Ultra amended the teaming agreement and concluded a licensing and royalty agreement for $2.6 million. Under this agreement, Ultra will pay NCT a royalty of 1.5% of sales of products incorporating NCT technology beginning in 1998 (see Note 5 - notes to the consolidated financial statements for further details).

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

     New Transducers Ltd. (U.K.)

     New Transducers Ltd. (U.K.), known as NXT, and NCT executed a cross-licensing agreement on March 28, 1997. Under the terms of the Cross License, we licensed patents and patents pending which relate to FPT technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to NCT. In consideration of the license, during the first quarter 1997 NCT recorded a $3.0 million license fee from NXT, and NCT will receive royalties on future NXT licensing and product revenue. On April 15, 1997, NXT plc, a publicly registered company in England and Wales, and its wholly owned subsidiary, NXT and NCT executed several agreements and other documents, which terminated the Cross License, and certain related agreements and replaced them with a new cross license, and new related agreements. The material changes effected by the New Agreements included the inclusion of NXT plc as a party along with its wholly-owned subsidiary NXT and provided that the license fee payable to NCT could be paid in ordinary shares of stock. The subject license fee was paid to NCT in ordinary shares of NXT plc stock, which were subsequently sold by NCT.

     On September 27, 1997, NXT plc, NXT, NCT Audio and NCT executed several agreements and other documents, terminating the New Cross License and a related security deed and replacing them with new agreements. The material changes effected by these agreements included an expansion of the fields of use applicable to the exclusive licenses granted to NXT plc and NXT and an increase in the royalties payable on future licensing and product revenues. On February 9, 1999, NCT Audio and NXT expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground-based vehicles and aircraft sound systems. The amendments also increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting these expanded licensing rights, each party received a license fee (see Note 5 - Joint Ventures and Other Strategic Alliances, and Note 21 - Subsequent Events, in the notes to the consolidated financial statements for further details).

     On March 30, 2001, we entered into a Framework Agreement with NXT plc and NXT that provided for the termination of the various licenses and related agreements entered into in 1997 and 1999. Under the Framework Agreement we transferred our patents and related technology to NXT that pertain to FPT Technology, and received back a non-exclusive license to use those patents and related technology and NXT bought-out NCT Audio's right to a future royalty stream in exchange for 2,000,000 shares of NXT plc. Our rights to sell the NXT plc shares are limited by a six month lock-up agreement. We also acquired 533 shares of NCT Audio that were held by NXT plc and granted NXT plc a cashless exercise of this warrant to purchase 3,850,000 shares of our common stock. NXT is required to assist DMC in developing a new flat speaker with video display, and we will pay royalties on products developed by NXT.

     Oki Electric Industry Co., Ltd. (Japan)

     In October 1997, NCT and Oki executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Oki licensed NCT's ClearSpeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications applications. NCT has granted Oki the right to manufacture, use and sell products incorporating the algorithm. The algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications. NCT is currently receiving royalties from OKI relating to the license agreement.

     Infineon Technologies AG (formerly Siemens Semiconductors, Siemens AG) (Germany)

     In December 1997, NCT and Infineon executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Infineon licensed NCT's SMM and will develop, manufacture and market such microphones as surface mountable devices. The SMM technology delivers microphone technology on a silicon chip, a breakthrough in the microphone marketplace. Infineon and NCT have targeted the SMM to the multimedia, cellular phone, wireless phone, voice recognition and other related markets. The SMM's small chip dimensions of only 3 mm on each side make it useful for packaging into products with tight size constraints, such as noise canceling earplugs and hearing aids.

     VLSI Technology, Inc. (France)

     In February 1998, NCT and VLSI executed a license agreement. Under the terms of the agreement, which included up-front development fees and future per unit royalties, VLSI licensed our ClearSpeech(R) noise cancellation and echo cancellation algorithms for use with VLSI's current and future integrated circuits targeted to the digital cellular and personal communications systems phone market, as well as emerging computer telephony markets. The noise cancellation algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications. The echo cancellation algorithm cancels acoustical echo for hands-free telephony operations including cellular and speakerphones.

     STMicroelectronics SA & STMicroelectronics S.r.l (France and Italy)

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

     Lernout & Hauspie Speech Products N.V. (Belgium)

     On March 31, 1999, NCT signed a license agreement with L&H. The agreement provides NCT with a worldwide, non-exclusive, non-transferable license to selected L&H technology for use in the company's ClearSpeech(R) products. NCT recorded a prepaid royalty of $0.9 million. On April 12, 1999, NCT granted a worldwide non-exclusive, non-transferable license to L&H. The agreement provides L&H access to NCT's present and future noise and echo cancellation algorithms for use in L&H's technology. In consideration of the grant of a license to L&H, NCT recognized a non-refundable royalty fee of $0.8 million. During the third quarter of 1999, NCT and L&H agreed to offset the balances owed each other. On November 29, 2000, L&H filed a Chapter 11 petition for reorganization under the U.S. bankruptcy laws. It is unclear at this time what effect, if any, L&H's petition will have on our relationship.

     Delphi Automotive Systems (United States)

     On May 3, 2000, Delphi Automotive Systems licensed NCT's ClearSpeech(R) noise, acoustic echo and live echo cancellation algorithms for use in their Mobile Multi Media (MMM) Computing Platform for hands-free cellular communications. NCT's patented ClearSpeech algorithm cancels 95% of background road, tire, wind, engine and traffic noise from hands-free communications, allowing the party receiving the communication to hear voice more clearly.

H.    Marketing and Sales

     In addition to marketing its technology through its strategic alliances as described above, as of December 31, 2000, NCT had an internal sales and marketing force of 18 employees, 5 independent sales representatives and its executive officers and directors. The independent sales representatives may earn commissions of generally up to 6% of revenues generated from sales of NCT products to customers the sales representatives introduced to NCT and up to 5% of research and development funding revenues provided by such customers.

     Note 20 - notes to the consolidated financial statements sets forth financial information relating to foreign and domestic operations and sales for the years ended December 31, 1998, 1999 and 2000.

     NCT does not have a significant foreign exchange transaction risk because the majority of its non-U.S. revenue is denominated and settled in U.S. dollars. The remaining inter-company revenue, eliminated in consolidation, is in British pounds sterling and our underlying cost is also in pounds sterling, creating a natural foreign exchange protection.

I.    Concentrations of Credit Risk

     NCT sells its products and services to OEMs, distributors and end users in various industries worldwide. As outlined below, the company's two largest product customers accounted for approximately 16.8% of product revenues during 2000 and 1.3% of gross accounts receivable at December 31, 2000.

(in thousands)                         As of December 31, 2000,
                                      And for the year then ended
                                      ----------------------------
                                        Accounts
             Customer                  Receivable       Revenue
-----------------------------------   ------------   -------------
AM.com                                  $    32        $    191
Sharper Image                                41             145
All Others                                5,480           1,665
                                      ------------   -------------
   Total                                $ 5,553        $  2,001
                                      ============   =============

     As outlined below, the company's three largest technology licensing and royalty customers accounted for approximately 80.4% of technology licensing and royalty revenues during 2000. The transactions with Infinite Technology Corporation and Pro Tech have been accounted for as nonmonetary transactions with consideration being received by NCT in common stock of the entity. The amount outstanding from Vidikron at December 31, 2000 represented approximately 36.0% of gross accounts receivable.

(in thousands)                         As of December 31, 2000,
                                      And for the year then ended
                                      ----------------------------
                                      Accounts
             Customer                 Receivable       Revenue
-----------------------------------   ------------   -------------
Infinite Technology Corporation        $     0          $   3,550
Pro Tech                                     0              2,433
Vidikron                                 2,000              2,000
All Others                               3,553              1,945
                                      ------------   -------------
   Total                               $ 5,553          $   9,928
                                      ============   =============

     The company does not require collateral or other security to support customer receivables.

     NCT regularly assesses the realizability of its accounts receivable and performs a detailed analysis of its aged accounts receivable. When quantifying the realizability of accounts receivable, NCT takes into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness.

     Financial instruments, which potentially subject NCT to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. NCT's cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. NCT primarily maintains its cash and cash equivalents in two banks.

J.    Competition

     We have a number of direct competitors. The company's principal competitors in active control systems include Bose Corporation, Lord Corporation, Matsushita Electric Industrial Co., Ltd., Sennheiser Electronic Corp. and Sony Corporation, among others. The company's principal competitors in speech applications include IBM Corporation, Lucent Technologies, Inc. and Texas Instruments, Incorporated. To the company's knowledge, each of these entities is pursuing its own technology, either on its own or in collaboration with others, and has commenced attempts to commercially exploit such technology. NCT also believes that a number of other large companies, such as the major domestic and foreign communications, computer, automobile and appliance manufacturers, as well as aircraft parts suppliers and manufacturers, have research and development efforts underway that could be potentially competitive to NCT. These companies are well established and have substantially greater management, technical, financial, marketing and product development resources than NCT.

K.    Government Contracts

     The company has acted as a government subcontractor in connection with its performance of certain engineering and development services. Government contracts provide for cancellation at the government's sole discretion, in which event the contractor or subcontractor may recover its actual costs up to the date of cancellation, plus a specified profit percentage. Governmental expenditures for defense are subject to the political process and to rapidly changing world events, either or both of which may result in significant reductions in such expenditures in the proximate future. Government contracts are not viewed as a significant part of the company's business. No such contracts were in effect during 2000.

L.    Research and Development

     Company-sponsored   research  and  development   expenses  aggregated  $7.2
million, $6.2 million and $4.4 million for the fiscal years ended December 31, 1998, 1999 and 2000, respectively.

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

N.    Employees

     The company had 138 employees as of March 31, 2001. None of such employees is represented by a labor union. The company considers its relationships with employees to be satisfactory.

O.    Acquisitions

     On August 18, 2000, the company acquired 100% of the outstanding capital stock of Theater Radio Network, Inc. ("TRN"), a provider of entertainment audio programming in multiplex cinemas nationwide, through a merger with DMC Cinema, Inc. ("Cinema"), a newly formed subsidiary of the company's wholly-owned subsidiary, DMC. The acquisition included the company's initial issuance of 7,405,214 restricted shares of its common stock based upon a trailing market price (as defined in the stock purchase agreement) of $0.3376 per share, for a total value of $2.5 million and a 7.5% equity interest in Cinema. In February 2001, due to a decline in the trailing market price prior to the effective registration of shares of common stock, an additional 2,455,248 shares were issued for the acquisition pursuant to a fill-up provision.

     On August 29, 2000, the company acquired 100% of the outstanding capital stock of Midcore Software, Inc. ("MSI"), provider of Internet infrastructure software for business networks, through a merger with Midcore Software, Inc. ("Midcore") (f/k/a NCT Midcore, Inc.), a newly formed, wholly-owned subsidiary of the company. In connection therewith, the company initially issued 13,913,355 restricted shares of its common stock based upon a 10-day weighted average closing bid price of $0.34626 per share, for an aggregate value of $4.8 million. In addition, the purchase consideration includes $1.7 million to be paid by the company in cash based upon earned royalties, as defined in the merger agreement, over 36 months. If after 36 months, the total royalty has not been earned then the parties have the right to collect the remaining unpaid balance through the issuance of the company's common stock. In February 2001 due to a decline in the closing bid price of the company's common stock prior to the effective registration of the stock, an additional 2,863,891 shares were issued pursuant to a fill-up provision.

     On September 12, 2000, NCT Hearing granted an exclusive license to Pro Tech Communications, Inc. ("Pro Tech") for rights to certain NCT technologies for use in light weight cellular, multimedia and telephony headsets. In consideration for this license, NCT Hearing received 23.7 million shares of Pro Tech's common stock representing approximately 84% of the common shares issued and outstanding. Pro Tech sells high quality, lightweight headsets to high-profile users, including the NASA space program and McDonald's. Pro Tech's common stock currently trades under the symbol "PCTU" on the NASD's OTC Bulletin Board. As a condition precedent to the transaction, NCT Hearing had arranged $1.5 million in equity financing for Pro Tech in the form of convertible preferred stock of Pro Tech. Such convertible preferred stock is convertible into shares of Pro Tech's common stock or exchangeable for shares of NCT's common stock, at the investors' election.

P.    Business Segments

     For a full discussion of business segments and geographic areas, see Note 19 -notes to the consolidated financial statements - "Business Segment Information" and Note 20 - notes to the consolidated financial statements - "Geographical Information."

Q.    Available Information

     We file annual, quarterly and special reports, proxy statements and other information with the Securities Exchange Commission. You may read and copy any document we file at the SEC's public reference rooms in Washington, D.C. Call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from the SEC's Website at "http://www.sec.gov."


ITEM 2.     PROPERTIES

     Our principal executive office and corporate headquarters are located in Westport, Connecticut where we lease approximately 18,700 square feet of space. The lease expires in March 2010 and provides for monthly rental of approximately $28,000 for the first five years and $31,000 per month for the next five years. This facility also houses our subsidiaries, DMC and Advancel, and sales and marketing offices, which were previously located in Stamford, Connecticut.

     The company's research and technical support laboratory is located in Linthicum, Maryland, where we lease approximately 40,000 square feet of space under leases which expire in July 2003. The leases provide for current monthly rentals of approximately $36,000, subject to annual inflationary adjustments. Utilizing early partial termination features of the leases, the company is in the process of downsizing its space in the Maryland facility to approximately 14,000 square feet.

     Our majority owned subsidiary, Advancel, had maintained its research and engineering facility in San Jose, California, where it leased approximately 6,000 square feet of space under a lease which expired in August 2000. The lease provided for monthly rentals of approximately $13,000, subject to annual inflationary adjustments. Effective August 31, 2000, Advancel closed the San Jose, California facility and relocated its operations to our headquarters in Westport, Connecticut.

     Our European operations are conducted in Cambridge, England where we lease 4,000 square feet of space under a lease, which expires in April 2007, and provides for a current monthly rental of approximately $4,000, subject to annual inflationary adjustments.

     Until July 2000, we maintained a sales and marketing office in Tokyo, Japan, where we leased approximately 800 square feet of space under a lease which expired in May 2000, and provided for a monthly rental of approximately $3,000. Although we do not lease office space in Asia, we continue to operate and maintain a presence in the Pacific Rim.

     Pro Tech's executive, sales and manufacturing offices presently occupy approximately 5,000 square feet of space located at 3309 and 3311 Industrial 25th Street, Fort Pierce, Florida, pursuant to three leases expiring on November 30, 2000. Pro Tech continues to lease its current facilities on a month to month basis. Pro Tech has entered into a new five-year lease agreement effective April 1, 2001 for approximately 13,000 square feet at an average annual cost of approximately $109,000.

     Midcore's sales and product development offices presently occupy approximately 1,600 square feet of space located at 900 Straits Turnpike, 2nd Floor, Middlebury, Connecticut pursuant to a lease expiring on March 31, 2001. Midcore has entered into a new 5-year lease agreement effective April 1, 2001 for approximately 6,100 square feet at an average annual cost of approximately $93,000.

     Effective March 31, 2001, Cinema closed its Clearwater, Florida facility and relocated its operations to Westport, Connecticut. Previous to this, Cinema occupied approximately 1,400 square feet of space located at 4900 Creekside Dr., Suite E, Clearwater, Florida 33760 pursuant to a month to month leasing arrangement. In 2000, Cinema incurred lease costs of approximately $17,000. We believe our facilities provide us with adequate space for the near term consistent with our current business plans. We are not intending to lease additional space during 2001.

ITEM 3.     LEGAL PROCEEDINGS

AE Corp. Patent Litigation

     By a letter dated September 9, 1997, counsel to competitor Andrea Electronics Corporation ("AECorp.") informed the company that AECorp. believed NCT was improperly using the term "ANR Ready" and infringing upon a trademark owned by AECorp. Representatives of existing and/or potential customers also have informed the company that AECorp. has made statements' claiming that the company's manufacture and/or sale of certain in-flight entertainment system products infringe a patent owned by the competitor. The company received a notice dated March 24, 1998 from AECorp.'s intellectual property counsel notifying the company of its concerns but did not confirm any intention to file suit against NCT. The company, through special outside counsel, exchanged correspondence with AECorp. but the parties could not come to any resolution. The company was informed by representatives of existing and/or potential customers that AECorp. was continuing to infer that the company was infringing.

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

Schwebel Capital Investments Litigation

     On June 10, 1998, Schwebel Capital Investments, Inc. ("SCI") filed suit in a Maryland state court against the company and Michael J. Parrella, its Chief Executive Officer and Director. The complaint alleges that the company breached, and Mr. Parrella interfered with, a purported contract entered into "in 1996" between the company and SCI. SCI claims that under the contract, the company agreed to pay SCI commissions when NCT received capital from its investors. The complaint further alleged that SCI is due commissions totaling $1.5 million because the company refused to honor SCI's right of first refusal. SCI seeks $1,673,000 in compensatory damages, $50,000 in punitive damages and $50,000 in attorneys fees from the company. SCI also seeks $150,000 in compensatory damages, $500,000 in punitive damages and $50,000 in attorneys' fees from Mr. Parrella. The company has filed and the Court has granted two motions to strike or dismiss some of the plaintiff's claims. The Court held a hearing in this matter on April 9, 2001, and a pre-trial conference is scheduled for June 20, 2001. Management believes it has many meritorious defenses and intends to conduct a vigorous defense. In the event the case results in a substantial judgment against the company, however, the judgment could have a severe material effect on quarterly or annual operating results.

Settlement of Mellon Litigation

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

Settlement of Advancel Litigation

     On September 16, 1999, certain former shareholders and optionees (the "Claimants") of Advancel, a majority owned subsidiary of the company, filed a Demand for Arbitration against the company with the American Arbitration Association in San Francisco, CA. On April 25, 2000, both parties reached a resolution of the matter. All parties withdrew all charges and claims with exception to the following. Regarding the Stock Purchase Agreement, NCT and Advancel did not release the Claimants from any claims arising out of or relating to Claimants' use, misuse, destruction or theft of NCT and/or Advancel's property, confidential information, trade secrets or intellectual property or any claims arising out of or relating to the Proprietary Information and Invention Agreements. Also, NCT and Advancel did not release Claimants from any of their obligations under the Non-compete Covenants. NCT has no further obligations to the Claimants under the Stock Purchase Agreement as a result of the resolution of this matter, which was of no financial or other consequence to the company.

NCT Audio Arbitration

     On September 16, 1999, NCT Audio filed a Demand for Arbitration before the American Arbitration Association in Wilmington, Delaware, against TST and TSA (the "Respondents") alleging, among other things, breach of the asset purchase agreement by which TSA was to sell its assets to NCT Audio, breach of fiduciary duty as a majority shareholder owed to NCT Audio which holds 15% of the outstanding stock of TSA, and breach of obligation of good faith and fair dealing. NCT Audio seeks recision of the purchase agreement and recovery of monies paid to TST for TSA's assets. Concurrently, NCT Audio commenced a preliminary injunction proceeding in the Delaware Court of Chancery, seeking to prevent TST from selling TSA's assets to Onkyo America pending completion of the arbitration proceeding. NCT Audio subsequently withdrew such court action. On December 8, 1999, Respondents filed an answer and counterclaim in connection with the arbitration proceeding. Respondents asserted their counterclaim to recover (1) the monies and stock owned under the extension agreements; (2) the $1 million differential between the $9 million purchase price paid by Onkyo America for TSA's assets and the $10 million purchase price that NCT Audio had been obligated to pay; (3) expenses associated with extending NCT Audio's time to close the transaction; and (4) certain legal expenses incurred by Respondents. There were no material developments in this matter during the period covered by this report.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.

     Prior to the January 6, 1999 delisting of NCT's common stock from NASDAQ's National Market System, the company's common stock was listed on the NASDAQ/NMS under the symbol "NCTI". NCT's common stock currently trades on the NASDAQ OTC Bulletin Board under the symbol "NCTI". High and low last sale information for NCT's common stock for specified quarterly periods is set forth below:

                       1999                    2000
               ----------------------------------------------
                 HIGH         LOW        HIGH         LOW
               ----------  ----------  ----------  ----------
 1st Quarter    $0.440      $0.190      $1.700      $0.160
 2nd Quarter    $0.480      $0.230      $1.220      $0.360
 3rd Quarter    $0.285      $0.172      $0.515      $0.295
 4th Quarter    $0.225      $0.115      $0.405      $0.172


     On April 9, 2001, the last reported sale of NCT's common stock as reported by the NASDAQ OTC Bulletin Board was $0.138. As of April 9, 2001, there were approximately 55,000 beneficial holders of record of NCT's common stock.

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

     See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a description of the company's sales of unregistered securities during the year ended December 31, 2000.

ITEM 6.     SELECTED FINANCIAL DATA.

     The selected consolidated financial data set forth below is derived from the historical financial statements of the company. The data set forth below is qualified in its entirety by and should be read in conjunction with Item 8 - "Financial Statements and Supplementary Data" and Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included elsewhere in this document.

                                                (In thousands of dollars and shares, except per share amount)
                                                                 Years Ended December 31,
                                                ------------------------------------------------------------
                                                     1996        1997        1998        1999        2000
                             -                  ------------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:
REVENUES
Product sales, net                               $   1,379    $  1,720    $  2,097    $  2,208    $   2,001
Advertising/media revenue                                -           -           -           -          828
Engineering and development services                   547         368         425       1,303           83
Technology licensing fees and royalties              1,238       3,630         802       3,552        9,928
                                                ------------  ---------   ---------   ---------   ----------
      Total revenues                             $   3,164    $  5,718    $  3,324    $  7,063    $  12,840
                                                ------------  ---------   ---------   ---------   ----------
COSTS AND EXPENSES:
Cost of product sales                            $   1,586    $  2,271    $  2,235    $  2,767    $   1,839
Royalty expense                                          -           -           -           -          288
Cost of advertising/media                                -           -           -           -          814
Cost of engineering and development services           250         316         275       2,216           55
Selling, general and administrative                  4,890       5,217      11,238      11,878       11,408
Research and development                             6,974       6,235       7,220       6,223        4,412
Interest (income) expense, net                          17       1,397(3)     (429)        552       1,849
Equity in net (income) loss of unconsoldiated
  Unconsolidated Affiliates                             80           -           -           -            -
Other (income) expense, net                            192         130      (3,032)(4)   7,198(5)     2,499 (6)
                                                ------------  ---------   ---------   ---------   ----------
      Total costs and expenses                   $  13,989    $ 15,566    $ 17,507    $ 30,834    $  23,164
                                                ------------  ---------   ---------   ---------   ----------
 NET (LOSS)                                      $ (10,825)   $ (9,848)   $(14,183)   $(23,771)   $ (10,324)

Less:
Preferred stock beneficial feature and
  dividend requirement                                   -       1,623       3,200      10,567        4,673
Accretion of difference betwen carrying
  Amount and redemption amount of
  Redeemable preferred stock                             -         285         485         494          113
                                                ------------  ---------   ---------   ---------   ----------
Net (loss) attributable to
  common stockholders                            $ (10,825)   $(11,756)   $(17,868)   $(34,832)   $ (15,110)
                                                ============  =========   =========   =========   ==========
Weighted average number of common
   Shares outstanding(1) - basic and diluted       101,191     124,101     143,855     190,384      292,758
                                                ============  =========   =========   =========   ==========
NET (LOSS)                                       $   (0.11)   $  (0.09)   $  (0.12)   $  (0.18)   $   (0.05)
                                                ============  =========   =========   =========   ==========

                                                                 Years Ended December 31,
                                                ------------------------------------------------------------
                                                     1996        1997        1998        1999        2000
                                                ------------------------------------------------------------
BALANCE SHEET DATA:
 Total assets                                    $   5,881    $ 17,361    $ 15,465    $ 13,377    $  39,382

 Total current liabilities                           3,271       2,984       5,937       7,728       23,386
 Long-term debt                                          -           -           -       4,107        3,761
 Accumulated deficit                               (83,673)    (93,521)   (107,704)   (131,475)    (141,799)
 Stockholders' equity (deficit)(2)                   2,610      14,377       3,426        (367)       9,858
 Working capital (deficiency)                       (1,312)     11,696      (1,187)     (3,281)      (9,727)

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

(6)  Includes $3.1 million charge for the impairment of goodwill

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and the notes thereto included herein.

A.    Forward-Looking Statements

     Statements in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, which involve risks and uncertainties. We generally use the words "believes," "expects," "intends," "plans," "anticipates," "likely," "will" and similar expressions to identify forward - looking statements. The company's actual results in fiscal 2001 and beyond may differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company. Important factors that could cause actual results to differ materially include but are not limited to the company's ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of technologies and electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development services to sustain the company's current level of operation; timely introduce new products; continue its current level of operations to support the fees associated with the company's patent portfolio; maintain satisfactory relations with its customers; attract and retain key personnel; prevent invalidation, abandonment or expiration of patents owned or licensed by the company and expand its patent holdings to diminish reliance on core patents; have its products utilized beyond noise attenuation and control; maintain and expand its strategic alliances; and protect company know-how, inventions and other secret or unprotected intellectual property.

B.    Overview

     NCT Group, Inc., which we refer to as NCT or the company, is a technology developer with an extensive portfolio of proprietary algorithms and a variety of product offerings for consumer, commercial and industrial applications. The company specializes in the utilization of sound and signal waves to reduce noise, improve signal-to-noise ratio and enhance sound quality. Commercial application of the company's technologies is comprised of a number of product offerings, including NoiseBuster(R) consumer and communications active noise reduction, or ANR headsets; ProActive(R) ANR industrial earmuffs and headsets; Gekko(TM) flat speakers; and ClearSpeech(R) microphones, speakers and other products. In addition to products, NCT's algorithms are available for licensing to manufacturers for use in commercial and consumer products.

     During 2000, NCT focused its efforts on the development of Distributed Media Corporation, or DMC, a wholly owned subsidiary of NCT, which was formed in November 1998. DMC is a microbroadcasting media company that delivers licensed CD-quality music as well as on-air and billboard advertising to out-of-home commercial and professional venues via a digital network of place-based micrbroadcasting stations, called Sight & Sound(TM). The Sight & Sound (TM) system consists of a central control network that communicates to a digital broadcast station, which plays music selections and advertisements through flat panel speakers. The speaker grilles double as visual billboards. NCT Audio Products, Inc will provide the speakers.

     As of December 31, 2000, the company and its business units held 585 patents and related rights worldwide and an extensive portfolio of proprietary algorithms, library of know-how and other unpatented technology. Management believes that its intellectual property portfolio prevents other competitors and potential competitors from participating in certain commercial areas without licenses from the company. The company's intellectual property allows it to develop its major product lines.

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

     The company's operating revenues are comprised of technology licensing fees and royalties, product sales, engineering and development services and advertising media revenue. Operating revenues in 2000 consisted of approximately 15.6% in product sales, 0.6% in engineering and development services, 77.3% in technology licensing fees and royalties and 6.5% in advertising media revenue. The company continues its transition from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties, product sales and microbroadcasting media advertising. Historically, the company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the company in the development of its active noise and vibration control technology, and from technology license fees paid by such companies. Management expects that technology licensing fees, royalties, product sales and microbroadcasting media advertising revenue will become the principal sources of the company's revenue as the commercialization of its technology proceeds. As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of the company's technologies build as anticipated by management, revenues from technology licensing fees, royalties, product sales and microbroadcasting media advertising revenue are forecasted to fund an increasing share of the company's requirements. The generation of cash from these revenue sources, if realized, will reduce the company's dependence on engineering and development funding.

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

     Presently,  the company is selling  products  through six of its alliances:
Walker is manufacturing and selling industrial silencers; Siemens is buying and contracting with the company to install quieting headsets for patient use in Siemens' magnetic resonance imaging machines; Ultra is installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft; OKI is integrating ClearSpeech(R) algorithm into large scale integrated circuits for communications applications; and BE Aerospace and Long Prosper are providing NoiseBuster(R) components for United Airlines' and five other international carriers' comprehensive in-flight entertainment and information systems. Management believes these developments, among others help demonstrate the range of commercial potential for the company's technology and will contribute to the company's transition from engineering and development to technology licensing fees, royalties and product sales.

     Through the September 2000 acquisition of Pro Tech, the company has expanded its presence in the telecommunications headset market. Pro Tech is currently expanding its headset product line for telephony, cellular and multimedia communications and is positioning itself to increase market share in the lightweight headset market.

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

     Since its inception, the company has incurred substantial losses from operations which have been recurring and amounted to $141.8 million on a cumulative basis through December 31, 2000. These losses, which include the costs for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock and or notes convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales, (6) engineering and development funds received from strategic partners and customers, and (7) advertising media revenues.

     The company's internally generated funds in 2000 were not sufficient to cover the operating costs of the company. The company was able to continue its operations during 2000 by raising additional capital to fund its operations for 2000 and beyond. Refer to "Liquidity and Capital Resources" below and to Notes 1 and 13 - notes to the consolidated financial statements. The company's ability of its revenue sources, especially its technology license fees, royalties, product sales and microbroadcasting advertising revenue, to generate significant cash for the company's operations is critical to the company's long term success. The company cannot predict whether it will be successful in obtaining market acceptance of its new products or in completing its current negotiations with respect to licenses and royalty revenues.

     In 2000, the company and its subsidiaries entered into certain transactions, which provided additional funding. These transactions included the issuance of secured convertible notes; the Series G Convertible Preferred Stock private placement; the Pro Tech Series A Convertible Preferred Stock private placement; issuance of shares of common stock in lieu of the cash owed to suppliers and consultants to settle certain obligations of the company; and private placements of shares of common stock. All of these transactions are described in greater detail below under "Liquidity and Capital Resources" and in
Note 13 - notes to the consolidated financial statements.

     As of December 31, 2000, cash and cash equivalents amounted to $1.2 million and working capital (deficit) was $(9.7) million. Management believes that currently available funds will not be sufficient to sustain the company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees and royalties and product sales and engineering development revenue. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain. In the event that technology licensing fees, royalties, product sales, microbroadcasting advertising revenue and engineering and development revenue are not realized as planned, then management believes additional working capital financing must be obtained through the private placement of additional equity of the company in the form of common stock, convertible preferred stock and/or convertible debt. There is no assurance any such financing is or would become available.

     There can be no assurance that sufficient funding will be provided by technology license fees, royalties, product sales, microbroadcasting advertising revenue and engineering and development revenue. In that event, the company would have to substantially reduce its level of operations. These reductions could have an adverse effect on the company's relationships with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies.

     The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2000 about the company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

C.    Results of Operations

Year ended December 31, 2000 compared with year ended December 31, 1999.

     Total revenues in 2000 increased by 80.3% to $12.8 million from $7.1 million in 1999 reflecting increases in each of the company's revenue sources. Total costs and expenses during the same period decreased by 24.9%, or $7.7 million, primarily due to the write down of an investment in an unconsolidated affiliate ($2.4 million) and a reserve for promissory notes and pre-acquisition costs ($1.8 million) recorded in 1999.

     Technology licensing fees and royalties increased by 175% or $6.3 million to $9.9 million from $3.6 million in 1999. The technology licensing fees and royalties for 2000 were primarily due to a $3.6 million technology license fee from ITC, a $2.4 million technology license fee from Pro Tech, a $2.0 million technology license fee from Vidikron of America, Inc., $1.1 million recognition of deferred revenue with respect to two site licenses entered into in 2000 and $0.5 million prepaid royalties.

     Product sales decreased in 2000 by 9.1% to $2.0 million from $2.2 million in 1999 reflecting the decreased sales of the Gekko(TM) flat speakers, the NoiseBuster(R) product line and the ClearSpeech(R) product line.

     Revenue from engineering and development services decreased in 2000 by 93.6% to $0.1 million from $1.3 million in 1999 primarily due to research and development formerly conducted at Advancel was outsourced to ITC commencing in the third quarter of 2000. The company continues to focus on products utilizing its hearing, audio, communications and microphone technologies, products which have been developed within a short time period and are targeted for rapidly emerging markets. Cost of engineering and development services decreased in 2000 by 98% to $0.1 million primarily due to attrition of Advancel employees and completion of certain on going contracts.

     Cost of product sales decreased 35.7% to $1.8 million in 2000 from $2.8 million in 1999, the decrease was primarily due to a reduction of product sales for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The product gross profit margin improved to 8% from (25)% in 1999 due primarily to the sale of product inventory and reduction of new product manufacture.

     Selling, general and administrative expenses for the year decreased by 3.3% or $0.4 million to $11.4 million from $11.8 million in 1999 which was primarily due to a decrease in litigation and patent expenses as well as a decrease in selling and marketing related expenses, primarily advertising and headcount and travel related expenses. At December 31, 2000, selling, general and administrative expenses included an $0.8 million charge to bad debt expense relating to the reduction in value, at December 31, 2000, of the marketable securities included as consideration in the Teltran license transaction. Such marketable securities were issued to the company in January 2001.

     Research and development expenditures in 2000 decreased by 29.1% to $4.4 million from $6.2 million in 1999, primarily through attrition of Advancel employees in 1999 and 2000. Commencing in the third quarter of 2000, research and development formerly conducted at Advancel has been outsourced to ITC.

     Included in the company's total expenses were non-cash expenditures for depreciation and amortization of $2.0 million each for 2000 and 1999.

     In each of 1999 and 2000, the company recorded a $3.1 million writedown for the impairment of goodwill, related to the company's ownership of NCT Audio, and results from conversions and exchanges of NCT Audio's common stock and preferred stock for the company's common stock. Interest expense includes $0.3 million for a beneficial conversion feature and non-cash interest charges related to the convertible notes.

     Interest expense increased to $1.9 million in 2000 from $0.6 million in 1999. The 2000 interest expense was primarily due to the recording of a beneficial conversion feature of $1.0 million in connection with the March 27, 2000 convertible note, classified as interest expense and original issue discount amounts of $0.1 million in connection with certain promissory notes entered into in 2000.

     The company has net operating loss carryforwards of $104.8 million and research and development credit carryforwards of $2.0 million for federal income tax purposes at December 31, 2000. No tax benefit for these operating losses has been recorded in the company's financial statements. The company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation.

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

     Technology licensing fees and royalties increased by 343% or $2.8 million to $3.6 million from $0.8 million in 1998. The technology licensing fees and royalties for 1999 were primarily due to the $0.2 million technology license fee and $0.9 million prepaid royalty from STMicroelectronics S.A. ("ST"), an $0.8 million license fee from L&H and other technology licensing fees and royalties aggregating $1.7 million. (see Note 5 - notes to the financial statements for further details).

     Product sales increased in 1999 by 5% to $2.2 million from $2.1 million in 1998 reflecting the increased sales of the Gekko(TM) flat speakers, the NoiseBuster(R) product line and the ClearSpeech(R) product line.

     Revenue from engineering and development services increased in 1999 by 207% to $1.3 million from $0.4 million in 1998 primarily due to the contract between Advancel Logic Corporation ("Advancel") and ST. (see Note 5 - notes to the financial statements for further details).

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

     Selling, general and administrative expenses for the year increased by 5% or $0.6 million to $11.8 million from $11.2 million in 1998 which was primarily due to amortization of goodwill and increased legal expenses.

     Research and development expenditures in 1999 decreased by 14% to $6.2 million from $7.2 million in 1998, primarily due to decreased spending on research and development and the reduction in force in August 1999.

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

D.    Liquidity and Capital Resources

     The company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $141.8 million on a cumulative basis through December 31, 2000. These losses, which include the costs for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) convertible debt, (4) technology licensing fees, (5) royalties, (6) product sales, (7) engineering and development funds received from strategic partners and customers, and (8) advertising media revenues.

     Management believes that currently available funds will not be sufficient to sustain the company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees and royalties and product sales and engineering development revenue. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees and royalties and product sales and engineering and development revenue, all of which are presently uncertain. In the event that technology licensing fees, royalties, product sales, microbroadcasting advertising revenue and engineering and development revenue are not realized as planned, then management believes additional working capital financing must be obtained through the private placement of additional equity of the company in the form of common stock, convertible preferred stock and/or convertible debt. There is no assurance any such financing is or would become available.

     As previously noted, on January 6, 1999, NASDAQ notified the company that the company's securities were delisted from the NASDAQ National Market effective with the close of business on January 6, 1999. The company's common stock is reported on the OTC Bulletin Board. While delisting of the company's common stock has not had an adverse effect on the company's operations, it may make it more difficult for the company to raise additional capital to fund future operations.

     There can be no assurance that sufficient funding will be provided by technology license fees, royalties, product sales, and microbroadcasting advertising revenue and engineering and development revenue. In that event, the company would have to substantially reduce its level of operations. These reductions could have an adverse effect on the company's relationships with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies.

     At December 31, 2000, cash and cash equivalents were $1.2 million. Such balance was invested in interest bearing money market accounts.

     The company's working capital decreased to a deficit of $(9.7) million at December 31, 2000, from a deficit of $(3.3) million at December 31, 1999. This $6.4 million decrease was primarily due to additional DBSS installation related expenses, which utilized the remainder of the restricted cash at December 31, 2000 and additional operating expenses incurred due to the three acquisitions completed during 2000.

     During 2000, the net cash used in operating activities was $10.5 million, compared to $10.6 million used in operating activities during 1999, an decrease of $0.1 million. The decrease in net cash used in operating activities for the year ended December 31, 2000 is primarily due to the reduction of the net loss.

     The net cash provided by financing activities amounted to $10.1 million, primarily due to the additional $1.0 million secured convertible note (see Note 10 - "Notes to the Consolidated Financial Statements" for further details), net proceeds of $2.0 million from the Series G Preferred Stock financing (see Note 13 - "Notes to the Consolidated Financial Statements" for further details), net proceeds of $2.3 million from the sale of returnable shares (see Note 13 - "Notes to the Consolidated Financial Statements" for further details), net proceeds of $1.5 million from the sale of subsidiary Series A Preferred Stock (see Note 13 - "Notes to the Consolidated Financial Statements" for further details), collection of subscription receivable of $1.0 million and $1.0 million proceeds from the sale subsidiary common stock (see Note 13 - "Notes to the Consolidated Financial Statemnts" for further details).

     The company has no lines of credit with banks or other lending institutions and therefore has no unused borrowing capacity.

     Because the company did not meet its revenue targets in either 1999 or 2000, it was necessary for the company to enter into certain transactions, which provided additional funding as follows:


     The Series F Convertible Preferred Stock

     On January 27, 2000, the Series F Preferred Stock Certificate of Designations was amended to obligate the company to issue up to seventy-seven million shares of its common stock upon the conversion of the 12,500 designated shares of Series F Preferred Stock, as noted above. Such increase in the number of shares of common stock was made in the interest of investor relations of the company.

     Under the terms of the Series F Subscription Agreement entered into August 10, 1999 that the company would be required to make certain payments in the event of its failure to effect conversion in a timely manner. In connection with the Series F Preferred Stock, the company would be obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such additional amounts would be treated as obligations of the company. At various dates through December 31, 2000 the other 7,526 shares of Series F Preferred Stock have been converted into 48,776,638 shares of the company's common stock. Presently, there are no shares of Series F Preferred Stock outstanding.

     Series G Convertible Preferred Stock

     On January 25, 2000, the Board of Directors designated a new series of preferred stock based upon a negotiated term sheet, the Series G Convertible Preferred Stock ("Series G Preferred Stock"). The Series G Preferred Stock consists of 5,000 designated shares, par value of $0.10 per share and a stated value of one thousand dollars ($1,000) per share with a cumulative dividend of four percent (4%) per annum on the stated value payable upon conversion in either cash or common stock. On March 6, 2000, as amended March 10, 2000, the company and an accredited investor entered into an agreement under which the company sold an aggregate stated value of $2.0 million (2,004 shares) of Series G Preferred Stock, in a private placement pursuant to Regulation D of the Securities Act of 1933 (the "Securities Act") for an aggregate of $1.750 million. The company received proceeds, net of expenses, of $1.7 million. Each share of Series G Preferred Stock is convertible into fully paid and nonassessable shares of the company's common stock pursuant to a predetermined conversion formula which provides that the conversion price will be the lesser of (i) the average of the closing bid price for the common stock on the securities market on which the common stock is being traded for five (5) consecutive trading days prior to the date of conversion; or (ii) the fixed conversion price of $0.71925. The company filed a registration statement on April 20, 2000, (amended on June 13, 2000), to register such shares of common stock for the conversion of the Series G Preferred Stock and the related warrant. In connection with the Series G Preferred Stock transaction, on March 6, 2000, the company granted a warrant for 150,000 shares of the company's common stock with an expiration date of March 31, 2005 and an exercise price of $0.71925. In accordance with SFAS No. 123, the company estimated the fair market value of this warrant to be $0.1 million, using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 6.14%, volatility of 1, and a term of three years. Such amount is included in the preferred stock dividend requirement for the year ended December 31, 2000.

     Secured Convertible Notes

     In 1999 and 2000, the company received proceeds aggregating $4.0 million from the issuance of secured convertible notes as described herein. Carole Salkind, spouse of a former director and an accredited investor, subscribed and agreed to purchase secured convertible notes of the company in an aggregate principal amount of $4.0 million. A secured convertible note for $1.0 million was signed on January 26, 1999, and proceeds were received on January 28, 1999. The note matured on January 25, 2001 and earns interest at the prime rate as published from time to time in The Wall Street Journal from the issue date until the note becomes due and payable. NCT defaulted on that repayment. The Holder has the right at any time on or prior to the day the note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock of the company at the conversion price. The conversion price, as amended by the parties on September 19, 1999, of the notes and any future notes, shall be the lesser of (1) the lowest closing transaction price for the common stock on the securities market on which the common stock is being traded, at any time during September 1999; (2) the average of the closing bid price for the common stock on the securities market on which the common stock is being traded, for five consecutive trading days prior to the date of conversion; or (3) the fixed conversion price of $0.17. In no event will the conversion price be less than $0.12 per share. The Holder was obligated purchase the remaining $3.0 million principal amount of the secured convertible notes on or before June 30, 1999. The company agreed to extend such date for the purchase of remaining installments of secured convertible notes to April 15, 2000. On various dates, the Holder has purchased additional installments of the remaining $3.0 million principal amount of the secured convertible notes. As of March 27, 2000, the company had received proceeds aggregating $4.0 million from the Holder and had issued secured convertible notes with the same terms and conditions of the note described above.

     On January 25, 2001, NCT defaulted on the repayment of $1.0 million of secured convertible notes. Under the terms of the default provisions in the note, the company may be obligated to issue 1,034,972 shares of common stock.


     Supplier and Consultant Shares

     During 2000 and 2001, the company issued 4,171,098 shares of its common stock to pay current amounts due (approximately $0.7 million as of December 31, 2000) and future amounts due (approximately $0.8 million as of December 31,
2000) to certain consultants and suppliers. Such 4,171,098 shares of the company's common stock were registered under Registration No. 333-47084.

     In 1999, the company issued 13,154,820 shares of its common stock to settle certain of its obligations to certain suppliers and consultants, of which 12,759,778 shares were registered under Registration Statement No. 333-87757. The issuance of these shares of common stock of the company represented $2.5 million of obligations for which the company did not need to use its cash resources. In June 2000, a consultant surrendered 776,316 of such NCT shares of common stock to the company for failure to fulfill its performance obligations.

     Private Placement of Common Stock

     There can be no assurance that additional funding will be provided by technology licensing fees, royalties, product sales, engineering and development revenue and advertising media revenues or additional capital. In that event, the company would have to cut back its level of operations substantially in order to conserve cash. These reductions could have an adverse effect on the company's relations with its strategic partners and customers. (see Note 1 - "Notes to the Consolidated Financial Statements" for further details).

     The company believes that the level of financial resources available to it may be a critical component in the company's ability to continue as a going concern. The company may elect to raise additional capital, from time to time, through equity or debt financing in order to capitalize on business opportunities and market conditions.

     The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2000 about the company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

E.    Capital Expenditures

     The company intends to continue its business strategy of working with supply, manufacturing, and distribution and marketing partners to commercialize its technology. The benefits of this strategy include: (1) dependable sources of electronic and other components, which leverages on their purchasing power, provides important cost savings and accesses the most advanced technologies; (2) utilization of the manufacturing capacity of the company's allies, enabling the company to integrate its active technology into products with limited capital investment; and (3) access to well-established channels of distribution and marketing capability of leaders in several market segments.

     There were no material commitments for capital expenditures as of December 31, 2000, and other than the matter discussed above, no material commitments are anticipated in the near future.

ITEM 7A.    QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The company's primary market risk exposures are fluctuations in interest rates and foreign exchange rates. The company is exposed to short-term interest rate risk on certain of its debts and trade accounts receivable sales. The company does not use derivative financial instruments to hedge cash flows for such obligations. In the normal course of business, the company employs established policies and procedures to manage these risks.

     Based upon a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth of new business and the expected borrowing level of variable-rate debt the expected effect on net income related to our financial instruments would be immaterial.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Reports of the Independent Auditors Goldstein Golub Kessler LLP, Richard A. Eisner & Company, LLP and the financial statements and accompanying notes are filed as part of this Annual Report on Form 10-K.

                                                                        Page
                                                                       -----
Independent Auditors' Report                                            F-1

Independent Auditors' Report                                            F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000            F-3

Consolidated  Statements  of  Operations  and  Consolidated
  Statements  of Comprehensive Loss for the years ended
  December 31, 1998, 1999 and 2000                                      F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1998, 1999 and 2000                          F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1999 and 2000                                      F-8

Notes to Consolidated Financial Statements                              F-9

Schedule 11 - Valuation and Qualifying Accounts For the years
  ended December 31, 1998, 1999 and 2000                                F-58

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 17, 2000, the Company notified its independent accountants, Richard
A. Eisner & Co., LLP ("RAE") that the auditing services of RAE would no longer be required. RAE's dismissal was approved by the registrant's Board of Directors. RAE originally was selected as the company's independent accountants in January, 1995 to audit the company's consolidated financial statements as of and for the year ended December 31, 1994.

     During the two fiscal years ended December 31, 1999, and during the subsequent interim period preceding their dismissal as the company's independent accountants, there were no disagreements with RAE on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of RAE, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. RAE's reports on the company's consolidated financial statements as of and for the years ended December 31, 1999 and December 31, 1998, did not contain any adverse opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     On July 17, 2000, the company engaged the accounting firm of Goldstein Golub Kessler LLP ("GGK") as independent accountants to audit the consolidated financial statements of the company for the fiscal year ending December 31, 2000. The engagement was authorized by the registrant's Board of Directors. During the fiscal year ended December 31, 1999, and the subsequent period, neither the company nor any person on the company's behalf consulted GGK regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the company's consolidated financial statements.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of NCT as of March 31, 2001.

 Name                        Age             Positions and Offices
------                      ----             ---------------------
 Michael J. Parrella         53   Chairman of the Board of Directors and
                                  Chief Executive Officer
 Jay M. Haft                 64   Director
 John J. McCloy II           63   Director
 Samuel A. Oolie             64   Director
 Cy E. Hammond               46   Senior Vice President, Chief Financial
                                  Officer, Treasurer and Assistant Secretary

 Irving M. Lebovics          50   Senior Vice President, Global Sales
 James A. McManus            61   President and Chief Executive Officer of
                                  Distributed Media Corporation
 Irene Lebovics              48   President and Secretary
 Michael A. Hayes, Ph.D.     48   Senior Vice President, Chief Technical
                                  Officer
 Jonathan M. Charry, Ph.D.   53   Senior Vice President, Corporate Development

     Michael J. Parrella currently serves as Chairman of the Board of Directors and Chief Executive Officer. Mr. Parrella was elected Chairman of the Board of Directors on April 21, 2000, on which date he relinquished the position of President. From November 1994 to July 1995, Mr. Parrella served as Executive Vice President. Prior to that, from February 1988 until November 1994, he served as President and Chief Operating Officer. He initially became a director in 1986 after evaluating the application potential of NCT's noise cancellation technology. At that time, he formed an investment group to acquire control of the Board of Directors and to raise new capital to restructure NCT and its research and development efforts. Mr. Parrella also serves as Chief Executive Officer and Acting President of NCT Audio a position to which he was elected on September 4, 1997. He became a director of NCT Audio on August 25, 1998. On January 5, 2000, Mr. Parrella was elected Acting Chief Executive Officer of Advancel. Mr. Parrella is a director of Advancel, serves as Chairman of the Board of DMC, and serves as Chairman of the Board of NCT Hearing.

     Jay M. Haft currently serves as a director of NCT and had served as Chairman of the Board of Directors until April 21, 2000. From November 1994 to July 1995, he served as President. He also serves as a director of NCT's subsidiaries, NCT Audio, DMC, Advancel and NCT Hearing. Mr. Haft is a strategic and financial consultant for growth stage companies. He is currently of counsel to Parker Duryee Rosoff & Haft, in New York. He was previously a senior corporate partner of such firm (1989-1994) and prior to that, a founding partner of Wofsey, Certilman, Haft et al (1966-1988). Mr. Haft is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. Mr. Haft is a director of numerous public and private corporations, including RVSI, Inc. (OTC), DCAP Group, Inc. (OTC), Encore Medical Corporation (OTC), Viragen, Inc. (OTC), PC Service Source, Inc.
(OTC), DUSA Pharmaceuticals, Inc. (OTC), Oryx Technology Corp. (OTC), and Thrift Management, Inc. (OTC). He served as a Commissioner on the Florida Commission for Government Accountability to the People. Mr. Haft serves as Treasurer of the Miami City Ballet and is a Trustee of Florida International University.

     John J. McCloy II currently serves as a director of NCT. He served as Chief Executive Officer from September 1987 to November 1994 and as Chairman of the Board of Directors from September 1986 to November 1994. In addition, he served as Chief Financial Officer from November 1990 to February 1993 and as its
Secretary-Treasurer from October 1986 to September 1987. Mr. McCloy was appointed a director of NCT Audio on November 14, 1997. Since 1981, he has been a private investor concentrating on venture capital and early stage investment projects in a variety of industries. Mr. McCloy is the Chairman of Mondial Ltd. and Unified Waste Services. He is a director of American University in Cairo and the Sound Shore Fund, Inc.

     Sam Oolie currently serves as a director of NCT. Since his appointment on September 4, 1997, Mr. Oolie has also served as a director of NCT Audio. He is Chairman of NoFire Technologies, Inc., a manufacturer of high-performance, fire-retardant products, and has held that position since August 1995. Since July 1985, he has also served as Chairman of Oolie Enterprises, an investment company. Mr. Oolie currently serves as a director of Avesis, Inc. and Comverse Technology, Inc. He served as a director of CFC Associates, a venture capital partnership, from January 1984 to December 1999.

     Cy E. Hammond currently serves as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of NCT. He joined NCT as Controller in January 1990 and was appointed a Vice President in February 1994. Mr. Hammond also serves as Acting Chief Financial Officer and Treasurer of NCT Audio, a position to which he was elected on September 4, 1997, and Acting Chief Financial Officer, Treasurer and Assistant Secretary for Advancel, a position to which he was elected on January 5, 2000. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations.

     Irving M. Lebovics currently serves as Senior Vice President, Global Sales. He joined NCT in February 1998 as Vice President, Worldwide Sales. From January 1996 to February 1998 Mr. Lebovics was a principal of Enhanced Signal Processing, which exclusively sold NCT's technologies to large original equipment manufacturers. From 1993 to 1996, Mr. Lebovics served as Vice
President of Sales for Kasten Chase Applied Research, a wide area network hardware and software provider to companies such as Dow Jones and the Paris and Madrid stock exchanges. From 1985 to 1993, Mr. Lebovics served as Vice President of Sales for Relay Communications, a provider of PC-to-mainframe communications software and Microcom, Inc. (which acquired Relay Communications), a leading provider of modems and local area network equipment including bridges and routers. Irving M. Lebovics is the spouse of Irene Lebovics, President of NCT.

     James McManus currently serves as President and Chief Executive Officer of DMC, a position he has held since March 1999. Prior to that and from April 1998, he served as a consultant to DMC. He started his career as a Certified Public Accountant in California. During the 10 years he spent with the Disney Company in the financial area, Disney's activities included the development of Audio-Animatronics, Walt Disney World, Disney Theme Hotels, the City Planning Board for Lake Buena Vista, Florida, and Disney's joint venture with Florida Telephone. Subsequent to Disney, he designed and executed a financial turnaround plan for Great Adventure Park in New Jersey. Later, Mr. McManus ran his own computer consulting firm for several years providing customized computer systems for small and medium size businesses. He was a member of the Radio City Music Hall management team that revitalized New York's famous landmark, first as Chief Financial Officer and then for 10 years as President and CEO. Mr. McManus has been active in the business community with involvement as Director, New York Council of the Boy Scouts of America; Director, Hugh O'Brian Youth Organization; Director, Association to Help Retarded Children; The Mayor's Summer Youth Jobs Program and others.

     Irene Lebovics currently serves as President and Secretary of NCT and President of NCT Hearing. On January 5, 2000, Ms. Lebovics was elected Acting Chief Marketing Officer and Secretary of Advancel. She joined NCT as Vice President of NCT and President of NCT Medical Systems in July 1989. In January 1993, she was appointed Senior Vice President of the company. In November 1994, Ms. Lebovics became President of NCT Hearing. From August 1, 1995, to May 1, 1996, she also served as Secretary of NCT. In 1999, Ms. Lebovics was appointed as Executive Vice President. In April 2000, she became President of NCT. Ms. Lebovics has held various positions in product marketing with Bristol-Myers, a consumer products company, and in advertising with McCaffrey and McCall. Ms. Lebovics is the spouse of Irving Lebovics NCT's Senior Vice President of Global Sales.

     Michael A. Hayes, Ph.D. currently serves as Senior Vice President, Chief Technical Officer after joining NCT in 1996. On January 5, 2000, he was appointed Acting Chief Technical Officer of Advancel. During 1995 and 1994, Dr. Hayes served as Deputy Project Director, Research Support for Antarctic Support Associates, with operations in Chile, New Zealand, Australia, and Antarctica. From 1991 to 1994, he served as Deputy Program Manager, Special Payloads, for Martin Marietta Government Services (formerly General Electric Government Services) while directly managing critical spacecraft sub-system and instrument development for Goddard Space Flight Center. Prior to 1991, Dr. Hayes served as a research faculty member at Georgia Institute of Technology, and as a Senior Process Engineer at Texas Instruments.

     Jonathan M. Charry, Ph.D. currently serves as Senior Vice President of Corporate Development. Dr. Charry was formerly Chairman and CEO of Digital Power Networks, Inc. and Environmental Research Information, Inc. He has held appointments as a Rockefeller Foundation Fellow and Assistant Professor at the Rockefeller University, Adjunct Professor in Applied Social Psychology at New York University, and Senior Research Scientist at the New York Institute of Basic Research. He is a member of the American Psychological Association, The Rockefeller University Chapter of Sigma Xi, the American Association for the Advancement of Science, and the New York Academy of Sciences.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the company's officers and directors, and persons who own more than 10% of a registered class of the company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish the company with copies of all such reports. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no reports were required for those persons, the company believes that, during the period from January 1, 2000 to December 31, 2000, all filing requirements applicable to its officers, directors, and greater than 10% stockholders were complied with except that Jonathan Charry did not timely file a Form 3 when he became Senior Vice President, Corporate Development but Mr.
Charry has subsequently filed a report on Form 5 to report his initial beneficial ownership.

ITEM 11.    EXECUTIVE COMPENSATION.

     Information required under this item is contained in a proxy statement that the Registrant will file on or before April 30, 2001, and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required under this item is contained in a proxy statement that the Registrant will file on or before April 30, 2001, and is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 26, 1999, Carole Salkind, an accredited investor and spouse of a former director, subscribed and agreed to purchase secured convertible notes of the company in an aggregate principal amount of $4.0 million. A secured convertible note for $1.0 million was signed on January 26, 1999, and the company received the proceeds on January 28, 1999. The note matured on January 25, 2001 and earns interest at the prime rate as published from time to time in The Wall Street Journal from the issue date until the note becomes due and payable. The Holder has the right at any time on or prior to the day the note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock of the company at the conversion price. The conversion price, as amended by the parties on September 19, 1999, of the note and any future notes, is the lesser of (i) the lowest closing transaction price for the common stock on the securities market on which the common stock is being traded, at any time during September 1999; (ii) the average of the closing bid price for the common stock on the securities market on which the common stock is being traded for five (5) consecutive trading days prior to the date of conversion; or
(iii) the fixed conversion price of $0.17. In no event will the conversion price be less than $0.12 per share. The Holder agreed to purchase the remaining $3.0 million principal amount of the secured convertible notes on or before June 30, 1999. The company agreed to extend such date for the purchase of remaining installments of secured convertible notes to April 15, 2000. On various dates through March 22, 2000, the Holder purchased additional installments of the remaining $3.0 million principal amount of the secured convertible notes and NCT issued secured convertible notes with the same terms and conditions of the note described above.

     On January 25, 2001, NCT defaulted on the repayment of $1.0 million of secured convertible notes. The default provisions in the note imposed a penalty, the default amount, of $100,000 (10% of the principal payment in default). Default interest from the date of default is due on the principal in default and the default amount at the rate of 5% plus prime. We registered 1,034,972 shares of common stock that we may be obligated to issue pursuant to the default provisions in the note.

     On February 13, 2001, the Holder and the company entered into an unsecured promissory note in the amount of $0.5 million. Such principal amount and accrued interest was due and payable on April 14, 2001. The promissory note bears interest at the rate of 7% per annum and includes the issuance of warrants to purchase $0.5 million worth of either NCT's common stock at $0.21 per share or Pro Tech's common stock at $0.44 per share. In addition, the Holder can elect to convert the principal and interest into either NCT's or Pro Tech's common stock at the share price of the warrants. As of March 30, 2001, the company had received proceeds aggregating $4.5 million from the Holder and had issued secured and unsecured convertible notes as described above.

     On various dates in 2000, the company's Senior Vice President, Corporate Development, entered into several short-term promissory notes to borrow funds from the company in anticipation of cash overrides due under the incentive compensation arrangement described above. As of December 31, 2000, three promissory notes were outstanding for an aggregate principal amount owed to the company of $69,379. The notes bear interest at the prime lending rate as published in The Wall Street Journal on the date of issuance of the notes plus one percent, or an annual rate of 10.5% for the notes outstanding at December 31, 2000.

                                     PART IV


ITEM 14.    Exhibits, Financial Statements Schedules and
            Reports on Form 8-K.

(a) (1) Financial Statements. The following financial statements are filed as part of this Form 10-K.

Independent Auditors' Reports

Consolidated Balance Sheets as of December 31, 1999 and December 31, 2000.

Consolidated   Statements  of   Operations   and   Consolidated   Statements  of
Comprehensive Loss for the years ended December 31, 1998, 1999 and 2000.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000.

Notes to Consolidated Financial Statements.

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

     3(i) Certificate of Amendment of the Restated Certificate of Incorporation of the Company filed in the Office of the Secretary of the State of Delaware on July 18, 2000, incorporated by reference to the Company's Registration Statement on Form S-8 filed on October 13, 2000.

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

     4(i) Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Company filed in the Office of the Secretary of the State of Delaware on September 8, 1999, incorporated herein by reference to Exhibit 4(i) to Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-35210) filed on June 13, 2000.

     4(j) Certificate of Amendment of Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Company filed in the Office of the Secretary of the State of Delaware on January 27, 2000, incorporated herein by reference to Exhibit 4(j) to Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-35210) filed on June 13, 2000.

     4(k) Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock of the Company filed in the Office of the Secretary of the State of Delaware on March 6, 2000, incorporated herein by reference to Exhibit 4(k) to Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-35210) filed on June 13, 2000.

     4(l) Corrected Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock of the Company filed in the Office of the Secretary of the State of Delaware on March 10, 2000, incorporated herein by reference to Exhibit 4(l) to Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-35210) filed on June 13, 2000.

     4(m) Certificate of Amendment of the Certificate of Designations, Preferences and Rights of Series G Convertible Preferred Stock of the Company filed in the Office of the Secretary of the Sate of Delaware on September 27, 2000, incorporated herein by reference to
            Exhibit 4(m) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

**  10(a)   1987 Incentive  Stock Option Plan,  incorporated herein by reference to Exhibit 10(b) to Amendment No. 1 on Form S-1  to  the  Company's
            Registration Statement on Form S-8 (Registration No. 33-19926).

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


   10(k) Patent Assignment Agreement, dated as of June 21, 1989, among George B.B. Chaplin, Sound Alternators Limited, the Company, Active Noise and Vibration Technologies, Inc. and Chaplin Patents Holding Co., Inc., incorporated herein by reference to Exhibit 10(aa) to Amendment No. 2 on Form S-1 to the Company's Registration Statement (Registration No. 33-19926).

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

   10(ae) Amendment No. 1 to the Securities Exchange Agreement, dated as of March 7, 2000, among the Company, Austost Anstalt Schaan and Balmore Funds, S.A., incorporated by reference to Exhibit 10(ae) of the Company's Annual Report on Form 10-K filed on April 14, 2000.

   10(af) Letter Agreements dated December 1, 1999, between the Company and holders of Series F Preferred Stock: Atlantis Capital Fund; Canadian Advantage Limited Partners; Dominion Capital Fund, Ltd.; The Endeavour Capital Fund, S.A.; and Sovereign Partners, LP. incorporated by reference to Exhibit 10(af) of the Company's Registration Statement on Form S-1 (Registration No. 333-35210) filed on April 20, 2000.

   10(ag)   Strategic   Alliance  and  Technology  License  Agreement  entered
            into as of May 8, 2000 among NCT Group, Inc., Advancel Logic Corporation and Infinite Technology Corporation, incorporated by reference to Exhibit 10(ag) of the Company's Pre-effective
            Amendment No. 1 to the Registration Statement on Form S-1 (Registration No. 333-35210) filed on June 13, 2000.

   10(ah) License Agreement Amendment dated effective June 30, 2000, between NCT Group, Inc., Advancel Logic Corporation and Infinite Technology Corporation, incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

   10(ai) Agreement and Plan of Merger dated August 29, 2000, among NCT Group, Inc, NCT Midcore, Inc. and Midcore Software, Inc., incorporated herein by reference to Exhibit 2 of the Company's Current Report on Form 8-K filed on September 13, 2000.

   10(aj) Stock Purchase Agreement dated August 18, 2000 by and between NCT Group, Inc., DistributedMedia.com, Inc., DMC Cinema, Inc. and Jeff Arthur, LaJuanda Barrera, Robert Crisp, Steven Esrick and Alan Martin, incorporated herein by reference to Exhibit 10(aj) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

   10(ak) Securities Purchase and Supplemental Exchange Rights Agreement dated August 10, 2000 by and among ConnectClearly.com, Inc. NCT Group, Inc. and Austost Anstalt Schaan, Balmore S.A. and Zakeni Limited, incorporated herein by reference to Exhibit 10(ak) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

   10(al) Strategic Alliance and Technology Development Amendment dated effective June 20, 2000, between NCT Group, Inc., Advancel Logic Corporation and Infinite Technology Corporation, incorporated herein by reference to Exhibit 10(al) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

   10(am) Securities Purchase and Supplemental Exchange Rights Agreement dated September 29, 2000 by and among Pro Tech Communications, Inc., NCT Group, Inc., Austost Anstalt Schaan, Balmore S.A. and Zakeni Limited, incorporated herein by reference to Exhibit 10(am) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

   10(an) Stock Purchase Agreement between NCT Hearing Products, Inc. and Pro Tech Communications, Inc. dated as of September 13, 2000, incorporated by reference to Exhibit 10(an) of the Company's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on December 12, 2000.

   10(ao)   License   Agreement   between  NCT   Hearing   Products,   Inc.  and
            Pro  Tech   Communications,   Inc.  dated   September  12,  2000,
            incorporated by reference to Exhibit 10(ao) of the Company's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on December 12, 2000.

   10(ap)   Subscription  Agreement  between NCT Networks, Inc. and Subscribers:
            Austost Anstalt Schaan; Balmore, S.A.; Amro International,  S.A.;
            Nesher  Ltd.;   Talbiya  B.  Investments   Ltd.;  and  The  Gross
            Foundation, Inc. (collectively, Holders of Convertible Notes of NCT Networks, Inc.) dated January 9, 2001, incorporated herein by reference to Exhibit 10(ap) of the Company's Pre-effective
            Amendment   No.  3  to   Registration   Statement   on  Form  S-1
            (Registration No. 333-47084) filed on January 26, 2001.

   10(aq) Form of Convertible Note of NCT Networks, Inc. dated January 9, 2001, incorporated herein by reference to Exhibit 10(aq) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

   10(ar) Exchange Right Agreement among NCT Group, Inc. and Holders of Convertible Notes of NCT Networks, Inc. dated January 9, 2001, incorporated herein by reference to Exhibit 10(ar) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

   10(as) Registration Rights Agreement among NCT Group, Inc. and Holders of Convertible Notes of NCT Networks, Inc. dated January 9, 2001, incorporated herein by reference to Exhibit 10(as) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

   21       Subsidiaries

   23(a)    Consent of Goldstin Golub Kessler LLP

   23(b)    Consent of Richard A. Eisner & Company, LLP

   23(b)    Consent of Peters Elworthy & Moore, Chartered Accountants.

*  99(a)    Letter from Peters Elworthy & Moore, Chartered Accountants, to
            Noise Cancellation Technologies, Inc. regarding audited financial statements of the Company's U.K. subsidiaries and reports of Peters
            Elworthy & Moore, Chartered Accountants, on their audits of such financial statements as at December 31, 1999 and for the year ended
            December 31, 1999.

   99(b) Letter from Peters Elworthy & Moore, Chartered Accountants, to Noise Cancellation Technologies, Inc. regarding audited financial statements of the Company's U.K. subsidiaries and reports of Peters Elworthy & Moore, Chartered Accountants, on their audits of such financial statements as at December 31, 1998 and for the year ended December 31, 1998, incorporated by reference to Exhibit 99(a) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

   99(c) Letter from Peters Elworthy & Moore, Chartered Accountants, to Noise Cancellation Technologies, Inc. regarding audited financial statements of the Company's U.K. subsidiaries and reports of Peters Elworthy & Moore, Chartered Accountants, on their audits of such financial statements as at December 31, 1997 and for the year ended December 31, 1997, incorporated by reference to Exhibit 99(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

*  99(d)    Letter  from  Peters  Elworthy  &  Moore,   Chartered   Accountants,
            to Noise Cancellation Technologies, Inc. regarding confirmation that the accounts of the Company's U.K. subsidiaries for the year ended December 31, 1999 were audited under auditing standards substantially similar to US General Accepted Auditing Standards.

   99(e) Letter from Peters Elworthy & Moore, Chartered Accountants, to Noise Cancellation Technologies, Inc. regarding confirmation that the accounts of the Company's U.K. subsidiaries for the year ended December 31, 1998 were audited under auditing standards substantially similar to US General Accepted Auditing Standards, incorporated by reference to Exhibit 99(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

** 99(f) Employment Agreement by and between the Company and Paul D. Siomkos, dated February 26, 1998, incorporated by reference to
            Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.

* Filed with the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

** Pertains to a management contract or compensation plan or arrangement.

*** Confidential treatment requested for portions of this document. Such portions have been omitted from the document and identified by asterisks. Such portions also have been filed separately with the Commission pursuant to the Company's application for confidential treatment.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
NCT Group, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of NCT Group, Inc. and Subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the Unites States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NCT Group, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and continues to be dependent on public and private financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ GOLDSTEIN GOLUB KESSLER LLP
    GOLDSTEIN GOLUB KESSLER LLP

New York, New York
April 9, 2001

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
NCT Group, Inc.

     We have audited the accompanying consolidated balance sheet of NCT Group, Inc. and subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits. We did not audit the 1998 and 1999 financial statements of the Company's two foreign subsidiaries. These subsidiaries accounted for revenues of approximately $28,000 and $4,000 for the years ended December 31, 1998 and 1999, respectively, and assets of approximately $218,000 and $164,000 as of December 31, 1998 and 1999, respectively. These statements were audited by other auditors whose reports have been furnished to us, one of which contained a paragraph on the subsidiary's dependence on NCT Group, Inc. for continued financial support. Our opinion, insofar as it relates to the amounts included for these entities, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements enumerated above present fairly, in all materials respects, the consolidated financial position of NCT Group, Inc. and subsidiaries as of December 31, 1999 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

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


/s/ RICHARD A. EISNER & COMPANY, LLP
    Richard A. Eisner & Company, LLP

New York, New York
February 25, 2000

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Note 3)

                                                                                                  (in thousands)
                                                                                                    December 31,
                                                                                                1999        2000
                                                                                              -----------   -----------
ASSETS
Current assets:
     Cash and cash equivalents (Note 3)                                                       $    1,126    $    1,167
     Restricted cash                                                                                 667             -
     Accounts receivable, net of reserves (Note 6)                                                   237         5,483
     Inventories, net of reserves (Note 7)                                                         2,265         2,184
     Other current assets(Note 9)                                                                    152         4,825
                                                                                              -----------   -----------
                     Total current assets                                                          4,447        13,659

Property and equipment, net (Note 8)                                                                 449           688
Goodwill, net                                                                                      3,497        11,711
Patent rights and other intangibles, net (Note 3)                                                  2,296         5,330
Other assets (Note 9)                                                                              2,688         7,994
                                                                                              -----------   -----------
                                                                                              $   13,377    $   39,382
                                                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                         $    3,647    $    4,144
     Accrued expenses                                                                              3,253         5,689
     Current maturities of convertible notes (Note 10)                                                 -         3,975
     Deferred income                                                                                   -         5,652
     Other liabilities (Note 11)                                                                     828         3,222
     Notes Payable                                                                                     -           704
                                                                                              -----------   -----------
                     Total current liabilities                                                     7,728        23,386
                                                                                              -----------   -----------

Long term liabilities:
     Deferred income                                                                                   -         1,611
     Royalty payable (Note 11 )                                                                        -         1,150
     Convertible notes  (Note 10)                                                                  4,107         1,000
                                                                                              -----------   -----------
                     Total long term liabilities                                                   4,107         3,761
                                                                                              -----------   -----------

Commitments and contingencies

Common stock subject to resale guarantee (Note 12)                                                 1,592           191
                                                                                              -----------   -----------

Minority interest in consolidated subsidiary                                                           -         2,186
                                                                                              -----------   -----------
Preferred stock in subsidiary,  $.10 par value, 1,000 shares authorized;  issued and outstanding,  60 and 0 shares, respectively  (redemption amount $317,162 and
$0, respectively)                                                                                    317             -
                                                                                              -----------   -----------
Preferred stock in subsidiary,  $.10 par value, 1,500 shares authorized;  issued and outstanding,  0 and 1,500  shares,  respectively (redemption  amount $0 and
 $1,515,452, respectively)                                                                             -             -

Stockholders' equity(deficit) (Note 13):

Preferred stock, $.10 par value, 10,000,000 shares authorized:

  Series F  preferred  stock,  issued  and  outstanding,  4,715  and 0 shares,
   respectively  (redemption amount $4,789,407 and $0, respectively)                               2,790             -

  Series G preferred  stock,  issued and  outstanding,  0 and 924 shares, respectively
   (redemption amount $0 and $783,409, respectively)                                                   -           574

Common stock, $.01 par value, authorized 325,000,000 and 450,000,000 shares, respectively;
 issued 268,770,739 and 334,149,669 shares, respectively                                           2,688         3,341

Additional paid-in-capital                                                                       130,865       154,838
Unearned portion of compensatory stock, warrants and options                                         (55)          (37)
Accumulated other comprehensive income/(loss)                                                         65        (3,321)
Expenses to be paid with common stock                                                             (1,282)         (562)
Accumulated deficit                                                                             (131,475)     (141,799)
Stock subscriptions receivable                                                                    (1,000)         (213)
Treasury stock, at cost,  6,078,065 shares of common stock                                        (2,963)       (2,963)
                                                                                              -----------   -----------
                     Total stockholders' equity(deficit)                                            (367)        9,858
                                                                                              -----------   -----------
                                                                                              $   13,377    $   39,382
                                                                                              ===========   ===========
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Note 3)

                                                                   (In thousands, except per share amounts)
                                                                               For the Years
                                                                             Ended December 31,
                                                                      --------------------------------
REVENUES:                                                                1998       1999       2000
                                                                      ---------  ---------  ----------
   Technology licensing fees and royalties                            $    802   $  3,552   $   9,928
   Product sales, net                                                    2,097      2,208       2,001
   Advertising/media revenue                                                 -          -         828
   Engineering and development services                                    425      1,303          83
                                                                      ---------  ---------  ----------
          Total revenues                                                 3,324      7,063      12,840
                                                                      ---------  ---------  ----------

COSTS AND EXPENSES:
   Cost of product sales                                                 2,235      2,767       1,839
   Royalty expense                                                           -          -         288
   Cost of advertising/media revenue                                         -          -         814
   Cost of engineering and development services                            275      2,216          55
   Selling, general and administrative                                  11,238     11,801      11,383
   Research and development                                              7,220      6,223       4,412
   Other (income)/expense, net                                          (3,264)      (100)       (574)
   Provision for doubtful accounts                                         232         77          25
   Reserve for promissory notes and preacquisition costs                     -      1,788           -
   Impairment of goodwill                                                    -      3,125       3,073
   Write down of investment in unconsolidated  affiliate (Note 9)            -      2,385           -
    Interest expense (includes $204 and $1,000 of discounts on beneficial conversion feature on convertible debt
   in 1999 and 2000)                                                         9        578       1,880
   Interest income                                                        (438)       (26)        (31)
                                                                      ---------  ---------  ----------
          Total costs and expenses                                      17,507     30,834      23,164
                                                                      ---------  ---------  ----------
NET (LOSS)                                                             (14,183)   (23,771)    (10,324)

   Preferred stock beneficial conversion feature and
     dividend requirement                                                3,200     10,567       4,673
   Accretion of difference between carrying amount
     and redemption amount of redeemable
     preferred stock                                                      485        494         113
                                                                      ---------  ---------  ----------
NET (LOSS) ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                                   $(17,868)  $(34,832)  $ (15,110)
                                                                      =========  =========  ==========
Basic and diluted Net (loss) per share                                $  (0.12)  $  (0.18)  $   (0.05)
                                                                      =========  =========  ==========
Weighted average common shares outstanding -
   basic and diluted                                                   143,855    190,384     292,758
                                                                      =========  =========  ==========

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
                                                                               For the Years
                                                                              Ended December 31,
                                                                      --------------------------------
                                                                         1998       1999        2000
                                                                      ---------  ---------  ----------
NET (LOSS)                                                            $(14,183)  $(23,771)  $ (10,324)
Other comprehensive income/(loss):
   Currency translation adjustment                                         (74)        20          (7)
   Unrealized loss on marketable securities                                  -          -      (3,379)
                                                                      ---------  ---------  ----------
COMPREHENSIVE (LOSS)                                                  $(14,257)  $(23,751)  $ (13,710)
                                                                      =========  =========  ==========
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (Note 1)
(in thousands)

                                                                          Series C             Series D             Series E
                                                                         Convertible          Convertible          Convertible
                                                                       Preferred Stock      Preferred Stock      Preferred Stock
                                                                       Shares    Amount     Shares    Amount     Shares   Amount
                                                                      -------- ----------  -------- ----------  -------- ----------
Balance at December 31, 1997                                               13   $ 10,458         -   $      -         -  $       -

Shares issued in consideration for patent rights                            -          -         -          -         -          -
Return of shares for subscription receivable                                -          -         -          -         -          -
Conversion of Series C preferred stock, less expenses of $53              (12)   (11,726)        -          -         2      1,577
Sale of preferred stock                                                     -          -         6      5,138         9      4,735
Accretion and amortization of discount on beneficial conversion
  price to preferred shareholders                                           -      1,970         -        775         -        165
Discount on beneficial conversion price to preferred shareholders           -          -         -       (673)        -     (3,179)
Offering of Series A preferred stock in subsidiary                          -          -         -          -         -          -
   Discount on beneficial conversion price to preferred shareholders        -          -         -          -         -          -
   Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                         -          -         -          -         -          -
Exchange of subsidiary common stock for parent common stock                 -          -         -          -         -          -
Payment of stock subscription receivable                                    -          -         -          -         -          -
Repurchase of common shares                                                 -          -         -          -         -          -
Acquisition of Advancel, less expenses of $24                               -          -         -          -         -          -
Other                                                                       -          -         -          -         -          -
Net Loss                                                                    -          -         -          -         -          -
Currency translation adjustment                                             -          -         -          -         -          -
Restricted shares issued for compensation                                   -          -         -          -         -          -
Compensatory stock options and warrants                                     -          -         -          -         -          -
                                                                      -------- ----------  -------- ----------  -------- ----------
Balance at December 31, 1998                                                1   $    702         6   $  5,240        11  $   3,298

Sale of common stock, less expenses of $17                                  -          -         -          -         -          -
   Less common stock subject to resale                                      -          -         -          -         -          -
Conversion of preferred stock                                              (1)      (730)       (6)    (5,273)       (4)    (2,443)
Accretion and amortization of discount on beneficial conversion
   price to preferred shareholders                                          -         28         -         33         -      5,929
Discount on beneficial conversion price to preferred shareholders           -          -         -          -         -     (2,666)
Exchange of preferred stock for license fees                                -          -         -          -        (9)    (3,631)
Exchange of Series A preferred stock in subsidiary                          -          -         -          -         -          -
   Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                         -          -         -          -         -          -
Sale of preferred stock                                                     -          -         -          -         2       (487)
Exchange of subsidiary common stock for parent common stock                 -          -         -          -         -          -
Shares issued in consideration for patent rights                            -          -         -          -         -          -
Shares issued for settlement obligations/prepayments                        -          -         -          -         -          -
   Less common stock subject to resale                                      -          -         -          -         -          -
Warrant issued in conjunction with convertible debt                         -          -         -          -         -          -
Beneficial conversion feature on convertible note                           -          -         -          -         -          -
Net loss                                                                    -          -         -          -         -          -
Currency translation adjustment                                             -          -         -          -         -          -
Shares issued upon exercise of warrants & options                           -          -         -          -         -          -
Compensatory stock options and warrants                                     -          -         -          -         -          -
                                                                      -------- ----------  -------- ----------  -------- ----------
Balance at December 31, 1999                                                -   $      -         -   $      -         -  $       -

Sale of common stock, less expenses of $49                                  -          -         -          -         -          -
   Less common stock subject to resale                                      -          -         -          -         -          -
Sale of preferred stock
Conversion of preferred stock                                               -          -         -          -         -          -
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                         -          -         -          -         -          -
Discount on beneficial conversion price to preferred shareholders
Exchange of Series A preferred stock in subsidiary                          -          -         -          -         -          -
   Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                         -          -         -          -         -          -
Exchange of subsidiary common stock for parent common stock                 -          -         -          -         -          -
Shares issued in consideration for patent rights                            -          -         -          -         -          -
Sale of returnable shares of common stock net of commissions of $156        -          -         -          -         -          -
Shares issued for settlement obligations/prepayments                        -          -         -          -         -          -
   Less common stock subject to resale                                      -          -         -          -         -          -
Shares issued as deposit for acquisition                                    -          -         -          -         -          -
Shares issued for acquisition of subsidiaries                               -          -         -          -         -          -
Sale of subsidiary stock in excess of net book value                        -          -         -          -         -          -
Liability for make up of value on shares issued to ITC                      -          -         -          -         -          -
Warrant issued in conjunction with convertible debt                         -          -         -          -         -          -
Beneficial conversion feature on convertible note                           -          -         -          -         -          -
Net loss                                                                    -          -         -          -         -          -
Currency translation adjustment                                             -          -         -          -         -          -
Shares issued upon exercise of warrants & options                           -          -         -          -         -          -
Valuation of Available for Sale Marketable Securities                       -          -         -          -         -          -
Compensatory stock options and warrants                                     -          -         -          -         -          -
                                                                      -------- ----------  -------- ----------  -------- ----------
Balance at December 31, 2000                                                -   $      -         -   $      -         -  $       -
                                                                      ======== ==========  ======== ==========  ======== ==========
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (Note 1)
(in thousands)


                                                                   Series F      Series G
                                                                 Convertible    Convertible
                                                              Preferred Stock Preferred Stock  Common Stock   Additional   Accumu-
                                                              --------------- --------------- ---------------   Paid-in     lated
                                                              Shares  Amount  Shares  Amount  Shares  Amount    Capital    Deficit
                                                              ------ -------- ------ -------- ------- -------- --------- ---------
Balance at December 31, 1997                                      -  $     -      -  $     -  133,161 $ 1,332  $ 96,379  $  (93,521)

Shares issued in consideration for patent rights                  -        -      -        -    1,250      12       494           -
Return of shares for subscription receivable                      -        -      -        -        -       -         -           -
Conversion of Series C preferred stock, less expenses
  of $53                                                          -        -      -        -   20,665     207     9,889           -
Sale of preferred stock                                           -        -      -        -        -       -         -           -
Accretion and amortization of discount on beneficial
  conversion price to preferred shareholders                      -        -      -        -        -       -    (2,910)          -
Discount on beneficial conversion price to preferred
  shareholders                                                    -        -      -        -        -       -     3,852
Offering of Series A preferred stock in subsidiary                -        -      -        -        -       -      (862)          -
   Discount on beneficial conversion price to preferred
     shareholders                                                 -        -      -        -        -       -       673           -
   Accretion and amortization of discount on beneficial
     conversion price to preferred shareholders                   -        -      -        -        -       -      (775)          -
Exchange of subsidiary common stock for parent common stock       -        -      -        -    1,135      11       545           -
Payment of stock subscription receivable                          -        -      -        -        -       -         -           -
Repurchase of common shares                                       -        -      -        -        -       -         -           -
Acquisition of Advancel, less expenses of $24                     -        -      -        -        -       -      (151)          -
Other                                                             -        -      -        -        1       -       (48)          -
Net Loss                                                          -        -      -        -        -       -         -     (14,183)
Currency translation adjustment                                   -        -      -        -        -       -         -           -
Restricted shares issued for compensation                         -        -      -        -      125       1        96           -
Compensatory stock options and warrants                           -        -      -        -        -       -       301           -
                                                              ------ -------- ------ -------- ------- -------- --------- -----------
Balance at December 31, 1998                                      -  $     -      -  $     -  156,337 $ 1,563   107,483  $ (107,704)

Sale of common stock, less expenses of $17                        -        -      -        -    4,135      41       442           -
   Less common stock subject to resale                            -        -      -        -        -       -      (600)          -
Conversion of preferred stock                                    (3)  (1,652)     -        -   65,701     657     9,441           -
Accretion and amortization of discount on beneficial
    conversion price to preferred shareholders                    -    5,004      -        -        -       -   (10,994)          -
Discount on beneficial conversion price to preferred
  shareholders                                                    -   (4,884)     -        -        -       -     7,550
Exchange of preferred stock for license fees                     (1)    (574)                                     3,355
Exchange of Series A preferred stock in subsidiary                -        -      -        -   11,700     117     9,189           -
   Accretion and amortization of discount on beneficial
     conversion price to preferred shareholders                   -        -      -        -        -       -       (68)          -
Sale of preferred stock                                           9    4,896      -        -        -       -         -           -
Exchange of subsidiary common stock for parent common stock       -        -      -        -   17,738     178     2,454           -
Shares issued in consideration for patent rights                  -        -      -        -        -       -        88           -
Shares issued for settlement obligations/prepayments              -        -      -        -   13,155     132     2,371           -
   Less common stock subject to resale                            -        -      -        -        -       -      (537)          -
Warrant issued in conjunction with convertible debt               -        -      -        -        -       -       446           -
Beneficial conversion feature on convertible note                 -        -      -        -        -       -       204           -
Net loss                                                          -        -      -        -        -       -         -     (23,771)
Currency translation adjustment                                   -        -      -        -        -       -         -           -
Shares issued upon exercise of warrants & options                 -        -      -        -        5       -         -           -
Compensatory stock options and warrants                           -        -      -        -        -       -        41           -
                                                              ------ -------- ------ -------- ------- -------- --------- -----------
Balance at December 31, 1999                                      5  $ 2,790      -  $     -  268,771 $ 2,688   130,865  $ (131,475)

Sale of common stock, less expenses of $49                        -        -      -        -    2,467      25       426           -
   Less common stock subject to resale                            -        -      -        -                        600           -
Sale of preferred stock                                           -       (5)     2    1,698
Conversion of preferred stock                                    (5)  (2,865)    (1)  (1,159)  28,376     284     3,740           -
Accretion and amortization of discount on beneficial
  conversion price to preferred shareholders                      -       80      -      412        -       -      (492)          -
Discount on beneficial conversion price to preferred
  shareholders                                                    -        -      -     (377)       -       -       377           -
Exchange of Series A preferred stock in subsidiary                -        -      -        -      635       6       311           -
   Accretion and amortization of discount on beneficial
     conversion price to preferred shareholders                   -        -      -        -        -       -         -           -
Exchange of subsidiary common stock for parent common stock       -        -      -        -        -       -     3,124           -
Shares issued in consideration for patent rights                  -        -      -        -        -       -         -           -
Sale of returnable shares of common stock net of
  commissions of $156                                             -        -      -        -        -       -     2,275           -
Shares issued for settlement obligations/prepayments              -        -      -        -    1,528      15     2,068           -
   Less common stock subject to resale                            -        -      -        -
Shares issued as deposit for acquisition                          -        -      -        -      245       2       123           -
Shares issued for acquisition of subsidiaries                     -        -      -        -   30,843     308     9,460           -
Sale of subsidiary stock in excess of net book value              -        -      -        -        -       -       950           -
Liability for make up of value on shares issued to ITC            -        -      -        -        -       -      (812)          -
Warrant issued in conjunction with convertible debt               -        -      -        -        -       -         -           -
Beneficial conversion feature on convertible note                 -        -      -        -        -       -     1,000           -
Net loss                                                          -        -      -        -        -       -         -     (10,324)
Currency translation adjustment                                   -        -      -        -        -       -                     -
Shares issued upon exercise of warrants & options                 -        -      -        -    1,285      13       735           -
Valuation of Available for Sale Marketable Securities             -        -      -        -        -       -         -           -
Compensatory stock options and warrants                           -        -      -        -        -       -        88           -
                                                              ------ -------- ------ -------- ------- -------- --------- -----------
Balance at December 31, 2000                                      -  $     -      1  $   574  334,150 $ 3,341  $154,838  $ (141,799)
                                                              ====== ======== ====== ======== ======= ======== ========= ===========
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY (Note 1)
(in thousands)

                                                                                    Unearned
                                                                                    Portion of  Expenses
                                                           Accumulated     Stock      Compen-  to be Paid
                                                               Other       Subscrip-   satory     with    Treasury Stock
                                                           Comprehensive    tion      Option/   Common    ----------------
                                                           Income/(Loss)  Receivable  Warrant     Stock    Shares   Amount   Total
                                                          -------------- ----------- ---------- --------- ------- -------- ---------
Balance at December 31, 1997                               $    119       $   (390)   $      -  $      -       -  $     -  $ 14,377

Shares issued in consideration for patent rights                  -              -           -         -       -        -       506
Return of shares for subscription receivable                      -             64           -         -     158      (64)        -
Conversion of Series C preferred stock, less
  expenses of $53                                                 -              -           -         -       -        -       (53)
Sale of preferred stock                                           -         (4,000)          -         -   2,100     (735)    5,138
Accretion and amortization of discount on beneficial
  conversion  price to preferred shareholders                     -              -           -         -       -        -         -
Discount on beneficial conversion price to preferred
  shareholders                                                    -              -           -         -       -        -
Offering of Series A preferred stock in subsidiary                -              -           -         -       -        -      (862)
   Discount on beneficial conversion price to preferred
     shareholders                                                 -              -           -         -       -        -       673
   Accretion and amortization of discount on beneficial
    conversion price to preferred shareholders                    -              -           -         -       -               (775)
Exchange of subsidiary common stock for parent
  common stock                                                    -              -           -         -       -        -       556
Payment of stock subscription receivable                          -            326           -         -       -        -       326
Repurchase of common shares                                       -              -           -         -   5,607   (3,292)   (3,292)
Acquisition of Advancel, less expenses of $24                     -              -         (94)        -  (1,787)   1,128       883
Other                                                             -              -           -         -       -        -       (48)
Net Loss                                                          -              -           -         -       -        -   (14,183)
Currency translation adjustment                                 (74)             -           -         -       -        -       (74)
Restricted shares issued for compensation                         -              -           -         -       -        -        97
Compensatory stock options and warrants                           -              -        (144)        -       -        -       157
                                                          -------------- ----------- ---------- --------- ------- -------- ---------
Balance at December 31, 1998                                     45       $ (4,000)   $   (238) $      -   6,078  $(2,963) $  3,426

Sale of common stock, less expenses of $17                        -              -           -         -       -        -       483
   Less common stock subject to resale                            -              -           -         -       -        -      (600)
Conversion of preferred stock                                     -              -           -         -       -        -         -
Accretion and amortization of discount on beneficial
    conversion price to preferred shareholders                    -              -           -         -       -        -         -
Discount on beneficial conversion price to
  preferred shareholders                                          -              -           -         -       -        -         -
Exchange of preferred stock for license fees                      -              -           -         -       -        -      (850)
Exchange of Series A preferred stock in subsidiary                -              -           -         -       -        -     9,306
   Accretion and amortization of discount on beneficial
    conversion  price to preferred shareholders                   -              -           -         -       -        -       (68)
Sale of preferred stock                                           -          3,000           -         -       -        -     7,409
Exchange of subsidiary common stock for parent
  common stock                                                    -              -           -         -       -        -     2,632
Shares issued in consideration for patent rights                  -              -           -         -       -        -        88
Shares issued for settlement obligations/prepayments              -              -           -    (2,503)      -        -         -
   Less common stock subject to resale                            -              -           -     1,221       -        -       684
Warrant issued in conjunction with convertible debt               -              -           -         -       -        -       446
Beneficial conversion feature on convertible note                 -              -           -         -       -        -       204
Net loss                                                          -              -           -         -       -        -   (23,771)
Currency translation adjustment                                  20              -           -         -       -        -        20
Shares issued upon exercise of warrants & options                 -              -           -         -       -        -         -
Compensatory stock options and warrants                           -              -         183         -       -        -       224
                                                          -------------- ----------- ---------- --------- ------- -------- ---------
Balance at December 31, 1999                                     65       $ (1,000)        (55)  $(1,282)  6,078  $(2,963) $   (367)

Sale of common stock, less expenses of $49                        -              -           -         -       -        -       451
   Less common stock subject to resale                            -              -           -         -       -        -       600
Sale of preferred stock                                           -          1,000           -         -       -        -     2,693
Conversion of preferred stock                                     -              -           -         -       -        -         -
Accretion and amortization of discount on beneficial
    conversion price to preferred shareholders                    -              -           -         -       -        -         -
Discount on beneficial conversion price to
  preferred shareholders                                          -              -           -         -       -        -         -
Exchange of Series A preferred stock in subsidiary                -              -           -         -       -        -       317
   Accretion and amortization of discount on beneficial
     conversion  price to preferred shareholders                  -              -           -         -       -        -         -
Exchange of subsidiary common stock for parent
  common stock                                                    -              -           -         -       -        -     3,124
Shares issued in consideration for patent rights                  -              -           -         -       -        -         -
Sale of returnable shares of common stock net of
  commissions of $156                                             -              -           -         -       -        -     2,275
Shares issued for settlement obligations/prepayments              -              -           -      (547)      -        -     1,536
   Less common stock subject to resale                            -              -           -     1,267       -        -     1,267
Shares issued as deposit for acquisition                          -              -           -         -       -        -       125
Shares issued for acquisition of subsidiaries                     -           (213)          -         -       -        -     9,555
Sale of subsidiary stock in excess of net book value              -              -           -         -       -        -       950
Liability for make up of value on shares issued to ITC                                                 -       -        -      (812)
Warrant issued in conjunction with convertible debt               -              -           -         -       -        -         -
Beneficial conversion feature on convertible note                 -              -           -         -       -        -     1,000
Net loss                                                          -              -           -         -       -        -   (10,324)
Currency translation adjustment                                  (7)             -           -         -       -        -        (7)
Shares issued upon exercise of warrants & options                 -              -           -         -       -        -       748
Valuation of Available for Sale Marketable Securities        (3,379)             -           -         -       -        -    (3,379)
Compensatory stock options and warrants                           -              -          18         -       -        -       106
                                                          -------------- ----------- ---------- --------- ------- -------- ---------
Balance at December 31, 2000                               $ (3,321)      $   (213)  $     (37) $   (562) $6,078  $(2,963) $  9,858
                                                          ============== =========== ========== ========= ======= ======== =========
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                (in thousands of dollars)
                                                                                             For the Years Ended December 31,
                                                                                      ---------------------------------------------
                                                                                           1998           1999             2000
                                                                                      -------------  -------------   --------------
Cash flows from operating activities:
Net loss                                                                               $ (14,183)     $  (23,771)       $ (10,324)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization                                                             1,030           1,970            2,014
 Common stock options and warrants issued as consideration for:
    Compensation                                                                             301             224              106
    Operating expenses                                                                         -             401              497
 Costs incurred related to convertible debt                                                    -             102
 Provision for tooling costs                                                                 151             180                -
 Provision for inventory                                                                       -             199              100
 Provision for doubtful accounts                                                             232              77              803
 (Gain) loss on disposition of fixed assets                                                   34               -              (12)
 Write down of investment in unconsolidated affiliate (Note 7)                                 -           2,385                -
 Preferred stock received for license fees                                                                  (850)               -
  Impairment of goodwill (Note 12)                                                             -           3,125            3,073
 Reserve for promissory note and pre-acquisition costs                                         -           1,788
 Beneficial conversion feature on convertible note (Note 8)                                    -             204            1,000
  Common stock received for license fee                                                        -               -           (6,000)
 Common stock and warrants to be received for license fee                                      -               -             (384)
 Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                                    (193)            209           (4,624)
              (Increase) decrease in license fees receivable                                   8             192                -
              (Increase) decrease in inventories, net                                     (1,986)            858              636
              Increase in other assets                                                       (12)         (1,168)          (2,072)
              Increase (decrease) in accounts payable and accrued expenses                 1,816           2,851             (886)
              Increase in other liabilities                                                   48             427            5,562
                                                                                      -------------  -------------   --------------
 Net cash used in operating activities                                                 $ (12,754)     $  (10,597)       $ (10,511)


Cash flows from investing activities:
Capital expenditures                                                                   $    (548)     $      (51)       $    (322)
 Decrease in restricted cash                                                                   -            (667)             667
Acquisition of patent rights                                                                (822)              -                -
Acquisition of Advancel (net of $100 cash acquired)                                           40               -                -
Sale of capital equipment                                                                     46               -               26
Cash and cash equivalents received from acquisitions                                           -               -               88
Acquisition and advances, including $135 of costs                                         (5,134)              -                -
                                                                                      -------------  -------------   --------------
 Net cash provided by (used in) investing activities                                   $  (6,418)     $     (718)       $     459
                                                                                      -------------  -------------   --------------

Cash flows from financing activities:
Proceeds from:
 Convertible notes, net (Note8)                                                        $       -      $    4,000        $     989
 Advances payable                                                                              -               -            1,955
 Sale of preferred stock, net (Note 12)                                                    5,085           7,409            1,963
 Sale of subsidiary Series A preferred stock (net)                                         5,138               -            1,500
  Sale of subsidiary common stock                                                            (21)              -            1,000
 Sale of common stock, net                                                                   (51)            483              500
  Sale of returnable shares, net (Note 11)                                                     -               -            2,275
  Collection of subscription receivable                                                      326               -              995
 Purchase of treasury stock                                                               (3,292)              -                -
 Exercise of stock options, net                                                                -               -              748
Repayment of Promissory notes                                                                  -               -           (1,825)
                                                                                      -------------  -------------   --------------
 Net cash provided by financing activities                                             $   7,185      $   11,892        $  10,100
                                                                                      -------------  -------------   --------------
Effect of exchange rate changes on cash                                                $     (88)     $       20        $      (7)
                                                                                      -------------  -------------   --------------

Net increase (decrease) in cash and cash equivalents                                   $ (12,075)     $      597        $      41
Cash and cash equivalents - beginning of year                                             12,604             529            1,126
                                                                                      -------------  -------------   --------------
Cash and cash equivalents - end of year                                                $     529      $    1,126        $   1,167
                                                                                      =============  =============   ==============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                            $       9      $        4        $       3
                                                                                      =============  =============   ==============

Supplemental disclosures of non-cash investing and financing activities:
  Unrealized holding loss on available-for-sale securities                             $       -      $        -        $  (3,379)
                                                                                      =============  =============   ==============
  Issuances of common stock for acquisition of Midcore Software, Inc                   $       -      $        -        $   4,817
                                                                                      =============  =============   ==============
  Issuances of common stock for acquisition of Theater Radio Network                   $       -      $        -        $   2,500
                                                                                      =============  =============   ==============

  Issuance of common stock in exchange for prepaid research and engineering expenses   $       -      $        -        $   3,000
                                                                                      =============  =============   ==============
  Issuance of common stock to suppliers and consultants                                $       -      $    2,000        $     846
                                                                                      =============  =============   ==============
  Receipt of Pro Tech shaers as payment for license                                    $       -      $        -        $   2,430
                                                                                      =============  =============   ==============

The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Background:

     NCT Group, Inc. ("the company") is a technology developer with a portfolio of proprietary algorithms and a wide variety of product offerings for consumer, commercial and industrial applications. The company specializes in the utilization of sound and signal waves to reduce noise, improve signal-to-noise ratio and enhance sound quality. The company develops its technologies for integration into a wide range of products for applications serving major markets in the transportation, manufacturing, commercial, consumer products and communications industries. The company designs some of its applications so that other firms can integrate them with their own inventions and technologies to develop such technology into commercial applications, to integrate the applications into existing products and to distribute such technologies and products into various industrial, commercial and consumer markets. The company also markets its technologies through licensing to third parties for fees and royalties. Commercial application of our technologies is comprised of a number of product offerings, including NoiseBuster(R) consumer and communications active noise reduction, also known as ANR headsets; ProActive(R) ANR industrial earmuffs and headsets; Gekko(TM) flat speakers; and ClearSpeech(R) microphones, speakers and other products. The company, through it's wholly-owned subsidiary DistributedMedia Corporation ("DMC"), a microbroadcasting media company, delivers licensed CD-quality music as well as on-air and billboard advertising to out-of-home commercial and professional venues via a digital network of place-based microbroadcasting stations, called Sight & Sound(TM). The Sight & Sound(TM) system consists of a central control network that communicates to a digital broadcast station, which plays music selections and advertisements through flat panel speakers. The speaker grilles double as visual billboards.

     The company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $141.8 million on a cumulative basis through December 31, 2000. These losses, which include the cost for development of products for commercial use, have been funded primarily from
(1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees, (4) royalties, (5) product sales, (6) engineering and development funds received from strategic partners and customers and (7) advertising/media revenue.

     Cash and cash equivalents amounted to $1.2 million at December 31, 2000. In addition, the company had $9.7 million negative working capital at December 31, 2000. Management believes that currently available funds will not be sufficient to sustain the company at present levels for the next 12 months. The company's ability to continue as a going concern is dependent on funding from several sources, including available cash, cash from the exercise of warrants and options, and cash inflows generated from the company's revenue sources: technology licensing fees and royalties, product sales, and engineering and development services. The level of realization of funding from the company's revenue sources is presently uncertain. In the event that anticipated technology licensing fees and royalties, product sales, and engineering and development services do not generate sufficient cash, management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

     In the event that funding from internal sources is insufficient, the company would have to substantially cut back its level of spending which could substantially curtail the company's operations. These reductions could have an adverse effect on the company's relations with its strategic partners and customers. Uncertainty exists about the adequacy of current funds to support the company's activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of financing from other sources to fund any cash deficiencies. (see Note 13).

     The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2000 about the company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

2.  Acquisitions:

     On August 18, 2000, the company acquired 100% of the outstanding capital stock of Theater Radio Network, Inc. ("TRN"), a provider of entertainment audio programming in multiplex cinemas nationwide, through a merger with DMC Cinema, Inc. ("Cinema"), a newly formed subsidiary of the company's wholly- owned subsidiary, DMC. The acquisition included the company's initial issuance of 7,405,214 restricted shares of its common stock based upon a trailing market price (as defined in the stock purchase agreement) of $0.3376 per share, for a total value of $2.5 million and a 7.5% equity interest in Cinema. The acquisition was accounted for using the purchase method and resulted in goodwill of approximately $2.8 million. Amounts allocated to goodwill are amortized over 20 years on a straight-line basis. In February 2001, due to a decline in the trailing market price prior to the effective registration of shares of common stock, an additional 2,455,248 shares were issued for the acquisition pursuant to a fill-up provision. Additional NCT shares may be due June 2002 based upon the trailing market price at that time.

     On August 29, 2000, the company acquired 100% of the outstanding capital stock of Midcore Software, Inc. ("MSI"), provider of Internet infrastructure software for business networks, through a merger with Midcore Software, Inc. ("Midcore") (formerly known as NCT Midcore, Inc.), a newly formed, wholly-owned subsidiary of the company. In connection therewith, the company initially issued 13,913,355 restricted shares of its common stock based upon a 10-day weighted average closing bid price of $0.34626 per share, for an aggregate value of $4.8 million. In addition, the purchase consideration includes $1.7 million to be paid by the company in cash based upon earned royalties, as defined in the merger agreement, over 36 months. If after 36 months, the total royalty has not been earned or if earned, not paid, then the parties shall be entitled to elect, at the recipients discretion, upon written notice to the company either to (i) continue to receive payment of the royalties in accordance with the merger agreement, or (ii) receive the unpaid balance in the form of the company's common stock, calculated as defined in the merger agreement. The acquisition was accounted for using the purchase method, and the resulting goodwill of approximately $6.4 million. Amounts allocated to goodwill are amortized over 20 years on a straight-line basis. In February 2001 due to a decline in the closing bid price of the company's common stock prior to the effective registration of the stock, an additional 2,863,891 shares were issued pursuant to a fill-up provision.

     On September 12, 2000, the company's wholly-owned subsidiary, NCT Hearing Products, Inc. ("NCT Hearing") granted an exclusive license to Pro Tech Communications, Inc. ("Pro Tech") for rights to certain NCT technologies for use in light weight cellular, multimedia and telephony headsets. In consideration for this license, NCT Hearing received 23.7 million shares of Pro Tech's common stock representing approximately 83% of the common shares issued and outstanding. The company recognized approximately $2.5 million of license fee revenue with respect to this transaction. Such amount represents the license fee revenue applicable to the minority interest shareholders. As a condition precedent to the transaction, NCT Hearing had arranged $1.5 million in equity financing for Pro Tech in the form of convertible preferred stock of Pro Tech. Such convertible preferred stock is convertible into shares of Pro Tech's common stock or exchangeable for shares of NCT's common stock, at the investors' election. The acquisition was accounted for using the purchase method, resulting in negative goodwill of approximately $0.1 million. Amounts allocated to goodwill are amortized over 20 years on a straight-line basis.

     The results of operations of the acquired entities are included in the company's consolidated results of operations from the respective dates of acquisition. The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the acquisitions occurred at the beginning of each fiscal year presented. For years ended 1999 and 2000, pro forma adjustments include additional amortization expense of $1.5 million and $0.9 million, respectively. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operations of the company or the results of operations of the company had the acquisitions occurred on January 1, 1999 and January 1, 2000 (in thousands, except per share data):

                                               Year Ended     Year Ended
                                               December 31,  December 31,
                                                   1999         2000
                                                     (UNAUDITED)
                                              ------------  ------------
Net revenues                                   $  10,386    $  15,834
Net loss                                       $ (25,776)   $ (11,431)
Net loss attributable to common shareholders   $ (40,841)   $ (16,262)
Net loss per common share--basic               $   (0.19)   $   (0.05)
Net loss per common share--diluted             $   (0.19)   $   (0.05)

     A summary of the assets and liabilities acquired, at estimated fair market value was as follows:

     Assets acquired and liabilities assumed:

            Current assets                                  $   1,484
            Property, plant and equipment                         272
            Goodwill                                            9,100
            Other assets                                        2,750
            Current liabilities                                (2,726)
            Long-term liabilities                              (1,350)
                                                            -----------
            Fair market value of acquired entities          $   9,530
                                                            ===========


3.   Summary of Significant Accounting Policies:

Basis of Presentation:

     The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries after elimination of all significant inter-company transactions and accounts. Investments in less than majority-owned affiliates are principally accounted for under the equity method. All other investments in affiliates are carried at cost.

Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts in the financial statements. Actual results could differ from those estimates.

Reclassifications:

     Certain amounts in prior period financial statements have been reclassified to conform to the current year's presentation.

Income Taxes:

     Deferred income taxes are provided for the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Cash and cash equivalents:

     Cash and cash equivalents include all highly liquid investments with original maturities of three months or less. Restricted cash consists of the balance of an escrow account established in conjunction with the issuance of a convertible promissory note (see Note 10).

Deferred Charges:

     Deferred charges, included on the consolidated balance sheet in other assets, represent expenses related to the installation of DBSS systems at customer locations. Such installation expenses consist of labor costs attributable to contractor installation and outside management fees. The company amortizes such deferred charges over the five-year life of the customer site location agreement. In the event a customer site location is de-installed the unamortized deferred charges relating to that site are then expensed in full. In 2000, the company amortized approximately $0.1 million of deferred charges and wrote off unamortized charges relating to de-installs of approximately $0.2 million.

Revenue Recognition:

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101), which we adopted effective January 1, 2000. SAB 101 addresses, among other items, when revenue relating to certain license fees should be recognized. The company performs a detailed analysis of its license fee revenues and records deferred revenues and associated expenses accordingly. These deferred amounts are recognized over the life of each specific license.

     Revenue, other than license fee revenue accounted for under SAB 101, is recognized when earned. Revenue from product sales is recognized when the product is shipped. Revenue from engineering and development services is generally recognized and billed as the services are performed. However, for certain engineering and development services contracts, revenue is recognized using the percentage of completion method after 10% of the total estimated costs have been incurred. Under the percentage of completion method, revenues and gross profit are recognized as work is performed based on the relationship of actual costs incurred to total estimated costs at completion. Estimated losses are recorded when identified. Revenues recognized under the percentage of completion method amounted to $0.1, $1.3 million and zero for the years ended December 31, 1998, 1999 and 2000, respectively.

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

Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis. The company assesses the realizability of inventories by periodically conducting a complete physical inventory and reviewing the movement of inventory on an item-by-item basis to determine the value of items which are slow moving and obsolete. The potential for near-term product engineering changes and/or technological obsolescence and current realizability are considered in determining the adequacy of inventory reserves. At December 31, 1999 and 2000, the company's inventory reserves were $0.5 million and $0.1 million, respectively.

Property and Equipment:

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives or the related lease term.

Software Costs:

     It is our policy to capitalize certain costs incurred in connection with developing or obtaining internal use software. Capitalized software costs are included in property and equipment and are being amortized over three years. During the year ended December 31, 2000, $0.1 million was capitalized.

Goodwill, Patent Rights and Other Intangible Assets:

     The excess of the consideration paid over the fair value of net assets acquired in business combinations is recorded as goodwill. Goodwill is also recorded by the company on the acquisition of minority interests of a subsidiary of the company for shares of the company's common stock. Goodwill is amortized using the straight-line method, over periods generally ranging from five to twenty years. Goodwill amortization expense was $0.1, $1.0 million and $1.0 million for 1998, 1999 and 2000, respectively. Accumulated goodwill amortization was $4.2 million and $5.3 million at December 31, 1999 and 2000, respectively.

     Patent rights and other intangible assets are stated at cost and are amortized using the straight-line method, over the remaining useful lives, ranging from one to fifteen years. Amortization expense was $0.5 million, $0.6 million and $0.7 million for 1998, 1999 and 2000, respectively. Accumulated amortization was $2.9 million and $4.2 million at December 31, 1999 and 2000, respectively.

     At each balance sheet date, the Company evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: (i) current operating results, (ii) project future operating results, and (iii) any other material factors that effect the continuity of the business.

     The company recognized an impairment loss from goodwill of $3.1 million in each of 1999 and 2000. No other events have been identified that would indicate an impairment of the value of material intangible assets recorded in the accompanying consolidated financial statements.

Advertising:

     Advertising costs are expensed as incurred. Advertising expense for years ended December 31, 1998, 1999 and 2000 was $1.7 million, $1.2 million and $0.3 million, respectively.

Foreign currency translation:

     Local currencies are generally considered the functional currency for our share of foreign investments. The company translates share of foreign assets and liabilities at exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average rates for the year. The resulting foreign currency translation adjustments are included in other accumulated comprehensive income/(loss) as a component of stockholders' equity. The currency transaction gains and losses are included in the consolidated statements of operations and were not material for any periods presented.

Loss per common share:

     The company reports loss per common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Generally, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive (see Notes 12, 13 and 14).

     However, when preferred stock will be convertible to common stock at a conversion rate that is at a discount from the common stock market price at the time of issuance, the discounted amount is an assured incremental yield, the "preferred stock dividend requirement," to the preferred shareholders and is accounted for as an embedded dividend to preferred shareholders. In addition, when warrants are issued, the fair value of warrants are determined by applying the Black-Scholes valuation model using the factors in accordance with FAS No.
128. In accordance with EITF 96-13, as codified in EITF 00-19, these warrants are considered permanent equity instruments since they may only be physically settled with the issuance of the company's stock. The fair value is deemed to be a "preferred stock beneficial conversion" feature and is in essence accounted for as a component of additional paid-in capital.

     The company has reflected such beneficial conversion feature and preferred stock dividend requirement as a preferred stock dividend and as an adjustment to the net loss attributable to common stockholders.

Concentrations of Credit Risk:

     Financial instruments, which potentially subject the company to concentration of credit risk, consist of cash and cash equivalents and trade receivables. The company maintains cash and cash equivalents in accounts with various financial institutions in amounts, which at times, may be in excess of the FDIC insurance limit. The company has not experienced any losses on such accounts and does not believe it is exposed to any significant risk with respect to cash and cash equivalents.

     The company sells its products and services to distributors and end users in various industries worldwide. The company regularly assesses the realizability of accounts receivable and takes into consideration the value of past due receivables and the collectibility of such receivables, based on credit worthiness. The company does not require collateral or other security to support customer receivables.

Major Customers:

     The company derived a significant protion of its revenues from two major customers during 1999 and three major customers during 2000. For the year ending 1999 and 2000, the company recorded revenue of approximately $3.0 million and $8.0 million, respectively from these customers. As of December 31, 1999 and 2000, the company had approximately $32,000 and $2.0 million of accounts receivable resulting from revenue derived from these customers.

Fair Value of Financial Instruments:

     The company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, notes payable and other liabilities. At December 31, 1999 and 2000, the fair value of these instruments approximated their carrying value. With respect to notes payable, because interest rates adjust with changes in the prime rate, the fair value of the notes payable is equal to the carrying amount.

Stock-Based Compensation:

     The company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. (See Note 14).

Comprehensive Loss:

     The company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). The provisions for SFAS 130 require the company to report the changes in stockholders' equity from all sources
during  the  period  other  than  those   resulting  from   investments  by  and
distributions to shareholders. Accordingly, the consolidated statements of comprehensive loss are presented, while accumulated other comprehensive loss is included on the balance sheet as a component of stockholders' equity. Due to availability of net operating losses, there is no tax effect associated with any component of other comprehensive loss. Comprehensive loss includes gains and losses on foreign currency translation adjustments and unrealized losses on marketable securities.

4.  Recent Accounting Pronouncements:

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138 ("SFAS 138"), Accounting for Certain Derivative Instruments - an Amendment of FAS 133. SFAS 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS 138 will not have a material impact on the company's consolidated financial statements as the company currently does not use derivative instruments.

     In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25 ("FIN 44"). This interpretation clarifies certain issues relating to stock compensation. FIN 44 is effective July 1, 2000; however, certain conclusions in this interpretation cover specific events that occurred prior to July 1, 2000. FIN 44 did not have an impact on the company's consolidated financial statements.

     In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS 125. This statement replaced SFAS 125 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and disclosures of certain securitization transactions for fiscal years ending after December 15, 2000. As of December 31, 2000, the company had no such transactions. The company does not expect FAS 140 will have a significant impact on the company's consolidated financial statements.


5.   Joint Ventures and Other Strategic Alliances:

     The company and certain of its majority-owned subsidiaries have entered into agreements to establish joint ventures and other strategic alliances related to the design, development, manufacture, marketing and distribution of its technologies and products containing such technologies. These agreements generally provide that the company license technology and contribute a nominal amount of initial capital and that the other parties provide substantially all of the funding to support the venture or alliance. This support funding often includes amounts paid or services rendered for engineering and development. In exchange for this funding, the other parties generally receive a preference in the distribution of cash and/or profits from the joint ventures or royalties from these alliances until such time that the support funding (plus an interest factor in some instances) is recovered. At December 31, 2000, there were no preferred distributions due to joint venture partners from future profits of the joint ventures.

     Certain of the joint ventures become suppliers to the company and to other of the joint ventures and transfer products to the related entities based upon pricing formulas established in the agreements. Such formulas are generally based upon fully burdened cost, as defined in the agreements.

     Technology licensing fees and engineering and development services paid by joint ventures to the company are recorded as revenue consistent with the company's revenue recognition policy. Total revenues recorded by the company relating to the joint ventures and alliances, or their principals, for technology licensing fees and royalties, engineering and development services and product sales were as follows (in thousands):


                                                Years ended December 31,
                                          --------------------------------------
        Joint Venture/Alliance               1998         1999         2000
----------------------------------------  ----------   ----------  -------------
Walker Noise Cancellation Technologies     $     -      $     -     $       -
Ultra Electronics, Ltd.                         68           40            49
Siemens Medical Systems, Inc.                  102           14             -
AB Electrolux                                    -            -             -
Oki Electric Industry Co., Ltd.                  8           80           269
VLSI Technology, Inc.                          285            -
                                                                            -
STMicroelectronics S.A. &
  STMicroelectronics S.r.l                     246        2,156             -
Lernout & Hauspie Speech Products N.V.           -          800             -
Infinite Technology Corporation                  -            -         3,550
New Transducers Ltd.                             -          500             -
                                         ----------   ----------  ------=-------
                 Total                    $    709     $  3,590    $    3,868
                                         ==========   ==========  ==============


     Outlined below is a summary of the nature and terms of selected joint ventures and other strategic alliances:

     Ultra Electronics Ltd. ("Ultra") (formerly Dowty Maritime Limited) and the company entered into a teaming agreement in May 1993 and subsequently amended such agreement and entered into a licensing and royalty agreement commencing in 1998. Such teaming agreement calls for the collaboration on the design, manufacture and installation of products to reduce noise in the cabins of various types of aircraft. In accordance with the agreement, the company provided informational and technical assistance relating to the aircraft quieting system and Ultra reimbursed the company for expenses incurred in connection with such assistance. Ultra was responsible for the marketing and sales of the products. The company was to supply Ultra with electronic components required for the aircraft quieting system, at a defined cost, to be paid by Ultra. Such licensing and royalty agreement, among other things, included a future royalty of 1.5% of sales commencing in 1998. Under the agreement, Ultra also acquired the company's active aircraft quieting business based in Cambridge, England, leased a portion of the Cambridge facility and employed certain of the company's employees. The company recognized $68,000, $40,000 and $49,000 in royalty revenue in 1998, 1999 and 2000, respectively.

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

     On February 9, 1999, NCT Audio and NXT expanded the Cross License Agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground-based vehicles and aircraft sound systems and increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded licensing rights, NCT Audio received a $0.5 million license fee. Also on February 9, 1999, NCT Audio and NXT amended the Master License Agreement to include a one time minimum royalty payment of $160,000. NCT Audio recorded royalty expense of $160,000 in 1999, and a liability of $64,000 ($160,000 royalty expense less patent expense reimbursement of $96,000) at December 31, 1999. The liability balance outstanding as of December 31, 2000 was $64,000 (see Note 21).

     VLSI Technology, Inc. ("VLSI"). On February 5, 1998, the company entered into a license, engineering and royalty agreement with VLSI. Under the terms of the agreement, the company has granted a non-exclusive license to VLSI for certain patents and patents pending which relate to the company's ClearSpeech(R) technologies. In 1998, the company recorded $0.3 million in related engineering services. The company will recognize royalties on future products sold by VLSI incorporating the ClearSpeech(R) technology. The company recognized no royalty revenue in 1999 and 2000.

     STMicroelectronics SA & STMicroelectronics S.r.l ("ST"). On November 16, 1998, Advancel Logic Corporation ("Advancel"), a majority-owned subsidiary acquired by the company in September 1998, and ST executed a license agreement. Under the terms of the agreement, which included a license fee, a minimum royalty within two years and future per unit royalties, ST licensed Advancel's tiny2J(TM) for Java(TM) ("t2J-Processor Core") to combine it with its proven secure architecture and advanced nonvolatile memory technology. Advancel recorded a $0.2 million license fee in 1998. In 1999, Advancel recorded an additional $0.2 million license fee, $0.9 million non-refundable royalty and $1.1 million engineering and development services funding. The company recorded no license, royalty or engineering revenue for 2000.

     Lernout & Hauspie Speech Products N.V. ("L&H"). On March 31, 1999, the company signed a license agreement with L&H. The agreement provides the company with a worldwide, non-exclusive, non-transferable license to selected L&H technology for use in NCT's ClearSpeech(R) products. The company recorded a prepaid royalty of $0.9 million. On April 12, 1999, the company granted a worldwide non-exclusive, non-transferable license to L&H. The agreement provides L&H access to NCT's present and future noise and echo cancellation algorithms for use in L&H's technology. In consideration of the company's grant of a license to L&H, the company recognized a non-refundable royalty fee of $0.8 million. During 1999, the company and L&H agreed to offset the balances owed each other. Consequently, the company's balance due L&H at December 31, 1999 and 2000 is $0.1 million.

     Oki Electric Industry Co., Ltd. ("Oki"). In October 1997, the company and Oki executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Oki licensed the company's ClearSpeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications applications. The company has granted Oki the right to manufacture, use and sell products incorporating the algorithm. The algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications. The company recognized $0.1 million and $0.3 million in royalty revenue in 1999 and 2000, respectively.

     Infinite Technology Corporation ("ITC"). In 2000, Advancel entered into license agreement with ITC. Under the agreement, Advancel, a majority owned subsidiary of the company, granted ITC exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java Turbo-J(TM) technology. Advancel also granted ITC non-exclusive rights to Advancel's Java smartcard core. In consideration for this license, the company received 1.2 million shares of ITC's common stock valued at $6.0 million and on-going unit royalties. With the exception of certain rights granted to ST Microelectronics in 1998, the license granted ITC an exclusive irrevocable worldwide license to design, make, use, transfer, market and sell products and intellectual property incorporating or based upon Advancel's TJ and T2J technology.

     In conjunction with this license agreement the company, Advancel and ITC entered into a Strategic Alliance and Technology Development Amendment pursuant to which the company will fund specific product application research and engineering development related to microprocessor and semiconductor chips for which the company will pay ITC $2.5 million. The company issued 9,523,810 shares of its common stock having a market value of $3.0 million to ITC as prepaid research and engineering costs. In the event ITC does not receive $2.5 million in proceeds from the sale of the company shares, the company is required to make up any shortfall in cash or return to ITC a sufficient number of ITC shares of common stock received by the company as outlined above. Conversely, if ITC receives $2.5 million in proceeds from the sale of the company shares and there are company shares remaining, ITC must return the unsold share excess to the company. Though the aforementioned license agreement and the Strategic Alliance and Technology Development Amendment, both with ITC, are separate and unrelated it has been determined that they should be accounted for as a single transaction, thereby, both agreements are combined for financial reporting purposes. At December 31, 2000 the company recognized $3.6 million of license fee revenue which represents the net of the two transactions.

6.   Accounts Receivable:

   Accounts receivable comprise the following (in thousands):
                                                      December 31,
                                               ----------------------------
                                                   1999            2000
                                               --------------   -----------
  Technology license fees and royalties        $         -      $    4,597
  Joint ventures and affiliates                         33              76
  Other trade receivables                              287             880
                                               --------------   -----------
                                               $       320      $    5,553
  Allowance for doubtful accounts                      (83)            (70)
                                               --------------   -----------
  Accounts receivable, net                     $       237      $    5,483
                                               ==============   ===========

     On March 7, 2000, DMC entered into a license agreement with Eagle Assets Limited to develop a portion of the DMC affiliate network in the New York City region. Eagle licensed the use of Digital Broadcasting Station Software systems and related technology in two station areas in the New York geographic territory. At December 31, 2000, the amount remaining in accounts receivable totaled $1.5 million.

     On March 30, 2000, the company and DMC signed an agreement to license the use of DBSS systems and related technology in Israel to Brookepark Limited. The amount of the license fee was $2.0 million of which approximately $1.5 million has been deferred at December 31, 2000. At December 31, 2000, the amount remaining in accounts receivable totaled $1.0 million.

     On September 29, 2000, the company and DMC signed separate agreements to license the use of certain technology for $1.0 million each with Vidikron of America, Inc., known as Vidikron. The total amount of the license fees were $2.0 million and is included in accounts receivable at December 31, 2000.

7.   Inventories:

   Inventories comprise the following (in thousands):
                                                        December 31,
                                                 ----------------------------
                                                     1999            2000
                                                 --------------   -----------
  Components                                     $       360      $     603
  Finished goods                                       2,434          1,681
                                                 --------------   -----------
                                                 $     2,794      $   2,284
  Reserve for obsolete & slow moving inventory          (529)          (100)
                                                 --------------   -----------
  Inventories, net of reserves                   $     2,265      $   2,184
                                                 ==============   ===========


8.   Property and Equipment:

   Property and equipment comprise the following (in thousands):

                                   Estimate           December 31,
                                  Useful Life    ----------------------
                                    (Years)        1999        2000
                                  -------------  ---------   ----------

   Machinery and equipment            3-5        $  1,965    $  2,018
   Furniture and fixtures             3-5           1,070       1,257
   Leasehold improvements             7-10          1,038       1,139
   Tooling                            1-3               -         462
   Other                              5-10             60         164
                                                 ---------   ----------
                                                 $  4,133    $  5,040
   Accumulated depreciation                        (3,684)     (4,352)
                                                 ---------   ----------
   Property and equipment, net                   $    449    $    688
                                                 =========   ==========

     Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $ 0.5 million, $0.4 million and $0.3 million, respectively.

9.    Other Assets - current and long-term:

     Other assets primarily comprise the company's investment in affiliates and notes receivable and interest thereon, as described herein.

     On August 14, 1998, NCT Audio agreed to acquire substantially all of the assets of Top Source Automotive, Inc., known as TSA, an automotive audio system supplier. The total purchase price was $10.0 million and up to an additional $6.0 million in possible future cash contingent payments. NCT Audio paid Top Source Technologies, Inc., known as TST, $3.5 million. NCT Audio had an exclusive right, as extended, to purchase the assets of TSA through July 15, 1999. Under the terms of the original agreement, NCT Audio was required to pay TST $6.5 million on or before March 31, 1999 to complete the acquisition of TSA's assets. As consideration for an extension of such exclusive right from March 31, 1999 to May 28, 1999, NCT Audio agreed to pay TST a fee of $0.4 million, consisting of $20,685 in cash, $0.1 million of NCT Audio's minority interest in TSA earnings, and a $0.2 million note payable due April 16, 1999. Due to the non-payment of the note by April 30, 1999, (a) the note began to accrue interest on April 17, 1999 at the lower of the rate of two times prime rate or the highest rate allowable by law; (b) the $20,685 and $0.1 million portion of the extension fee would no longer be credited toward the $6.5 million purchase price due at closing; and (c) the $0.2 million portion of the extension fee would no longer be credited toward the $6.5 million closing amount due. To date, NCT Audio has not paid the note. In addition, due to NCT Audio's failure to close the transaction by March 31, 1999, NCT Audio was required to pay a penalty premium of $0.1 million of NCT Audio's preferred stock. Since NCT Audio failed to close the contemplated transaction by May 28, 1999, NCT Audio has forfeited its minority earnings in TSA for the period June 1, 1999 through May 30, 2000. In exchange for an extension from May 28, 1999 to July 15, 1999, NCT Audio relinquished 25% of its minority equity ownership in TSA. As a result, NCT Audio now has a 15% minority interest in TSA. On or about July 15, 1999, NCT Audio determined it would not proceed with the purchase of the assets of TSA, as structured, due primarily to its difficulty in raising the requisite cash consideration. Consequently, NCT Audio reduced its net investment in TSA to $1.2 million, representing its 15% minority interest, net of the above noted penalties, and recorded a $2.4 million charge in the quarter ended June
30, 1999 for the write-down of its investment to its estimated net realizable value. On September 30, 1999, Onkyo America purchased substantially all of the assets of TSA and certain assets of TST used in TSA's operations. NCT Audio is claiming and seeks its pro rata share of the consideration paid by Onkyo America, less the penalties described above. The amount which TST owes NCT Audio is in dispute; consequently, receipt of the funds is contingent on the outcome of the arbitration between the company, TST and TSA (see Note 17).

     On August 17, 1998, NCT Audio agreed to acquire all of the members' interest in Phase Audio LLC, known as Precision Power, Inc. or PPI, a supplier of custom-made automotive audio systems. NCT Audio intended to acquire such interest in exchange for shares of its common stock having an aggregate value of $2.0 million. NCT Audio also agreed to retire $8.5 million of PPI debt, but NCT Audio needed to obtain adequate financing before the transaction could be completed. NCT Audio provided PPI a working capital loan on June 17, 1998 in the amount of $0.5 million, evidenced by a demand promissory note. On August 18, 1998, NCT Audio provided PPI a second working capital loan in the amount of $1,000,000, also evidenced by a demand promissory note. The unpaid principal balance of these notes bears interest at a rate equal to the prime lending rate plus one percent (1.0%). As noted, the transaction was contingent on NCT Audio obtaining outside financing to retire the PPI debt. On January 6, 1999, the PPI members notified NCT Audio that, while they remained willing to do the transaction, they may choose at some point to abandon the transaction because NCT Audio had not obtained the financing in a timely manner. The company was not able to obtain the financing to consummate this transaction, and PPI experienced significant organizational changes which has resulted in abandonment of the proposed acquisition. During the third quarter of 1999, the company fully reserved the $1.5 million due from PPI plus interest and pre-acquisition costs thereon amounting to $0.3 million. The company continues to seek repayment of the notes. During the fourth quarter of 1999, NCT Audio suspended its acquisition strategy.

     On May 10, 2000, the company announced a license agreement with Infinite Technology Corporation know as ITC. Under the agreement, Advancel granted ITC exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java Turbo-J(TM) technology. Advancel also granted ITC nonexclusive rights to Advancel's Java smartcard core. In consideration for this license, the company received 1.2 million shares of ITC's common stock valued at $6.0 million and on-going unit royalties. With the exception of certain rights granted to ST Microelectronics in 1998, the license granted ITC an exclusive irrevocable worldwide license to design, make, use, transfer, market and sell products and intellectual property incorporating or based upon Advancel's TJ and T2J technology. The company is accounting for its investment in ITC's common stock as available-for -sale securities valued at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of stockholders' equity until they are sold. At the time of sale, any gains or losses calculated by the specific identification method will be recognized as a component of operating results. The securities had a fair value of $5.1 million. At December 31, 2000 the company recorded an unrealized loss of $0.9 million included on the consolidated balance sheet as part of accumulated other comprehensive income/(loss).

     On May 5, 2000 TRN entered into an advertising agreement with Insiderstreet.com, Inc., known as the advertiser. The advertising agreement calls for, among other things, for TRN to play the advertiser's commercials in a minimum of 8,500 theater screens at a cost of $20.58 per theater screen per month, as further described in the agreement. The term of the agreement is for two years commencing on June 19, 2000. At date of acquisition of TRN by Cinema, TRN had remaining 475,595 shares of the originally issued 575,595 shares of the advertiser which were valued at $2.5 million. If the value of the original shares issued is less than $2.0 million on May 10, 2001, the advertiser agrees to deliver additional compensating shares of the advertiser to TRN on or before May 31, 2001 to increase the total value of the transaction to $2.0 million at that time. It was determined by both parties that the airtime purchased by the advertiser had an actual value of $4.2 million. The agreement also calls for the advertiser shares issued to TRN to be registered on or before April 30, 2001. The company recorded a deferred liability of $2.9 million at the time of the transaction and is recognizing revenue over a two year period. For the year ended December 31, 2000 the company recognized $0.5 million in advertising/media revenue with respect to this transaction. The company has been accounting for its investment in the advertiser's common stock as available-for -sale securities valued at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of stockholders' equity until they are sold. At December 31, 2000 the company recorded an unrealized loss of $2.5 million included on the consolidated balance sheet as part of accumulated other comprehensive income/(loss).

     On September 29, 2000, NCT Video Displays, Inc., known as NCT Video, a newly formed, wholly-owned subsidiary of the company, entered into a product development and license agreement with Advanced Display Technologies, LLP, known as ADT. Under the agreement, NCT Video is granted by ADT exclusive right and license to make, have made, use, sell, lease, license, or otherwise commercially dispose of all Licensed Products and Components, as defined in the agreement. Such Licensed Products are defined as ViewBeam(TM) Display(s), which employ the Licensed Technology, as defined in the agreement. Such license is valued at $0.9 million and is being amortized over 9 years, the earliest date of patent expiration. At December 31, 2000 the company recorded amortization expense of approximately $35,000. In addition, as part of this agreement, NCT Video and ADT have entered into a product development arrangement whereby work is to be performed by ADT in developing the Prototype and production design for the Licensed Products. In return, NCT Video agreed to pay a "development fee" of $0.9 million for performing such development work. At December 31, 2000, such $0.8 million was included in other current liabilities (see Note 11).

     As described in Note 5, on October 23, 2000 Midcore executed a license agreement with Teltran. As consideration for such license, Teltran agreed to issue Midcore 2.8 million shares of Teltran common stock and a warrant to purchase 6.0 million shares of Teltran common stock for $0.125 per share as a non-refundable up-front license fee. Teltran agreed to register such issued common stock and the common stock underlying the warrant within eight months of the execution of the license agreement. Teltran is also required to pay an ongoing, per unit royalty, as defined in the license agreement. At December 31, 2000 the company recognized $0.4 million of license fee revenue, deferred revenue of $4.2 million and recorded, in other current assets, the value of the
2.8 million common shares to be received and the fair value of the warrant aggregating $3.8 million. At December 31, 2000 the company recorded a bad debt expense of $0.8 million with respect to the reduction in market value of the 2.8 million shares on that date. Effective January 10, 2001, the date the 2.8 million common shares were issued, the company will account for its investment in Teltran's common stock, in accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities, as available-for -sale securities valued at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of stockholders' equity until they are sold. At the time of sale, any gains or losses calculated by the specific identification method, will be recognized as a component of operating results.

10.   Convertible Notes:

     On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor (the "Holder"), subscribed to and agreed to purchase secured convertible notes of the company in an aggregate principal amount of $4.0 million. The company entered into secured convertible notes (the "Notes") for $4.0 million between January 26, 1999 and March 27, 2000. The Notes mature two years from their respective inception dates and earn interest at the prime rate as published from day to day in The Wall Street Journal. The secured convertible notes are collateralized by substantially all of the company's assets owned or hereafter acquired. The Holder shall have the right at any time on or prior to the day the Notes are paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the Note into fully paid and non-assessable shares of common stock of the company at the conversion price as defined in the notes. At December 31, 2000, $3.0 million was included in current maturities of convertible notes with the balance of $1.0 million, due in 2002, included as part of the long-term portion of convertible notes. The company recorded a beneficial conversion feature of $1.0 million in connection with the March 27, 2000 convertible note recorded during the first quarter of 2000, classified as interest expense. On each of June 4, 1999, June 11, 1999, July 2, 1999, July 23, 1999, August 25, 1999 and September 19, 1999, the Company received proceeds of $250,000, $250,000, $500,000, $250,000, $500,000 and
$250,000, respectively, from the Holder for other secured convertible notes with the same terms and conditions of the Note described above. The company recorded a beneficial conversion feature of $0.2 million in connection with the convertible notes in 1999.

     On January 25, 2001, NCT defaulted on the repayment of $1.0 million of the Notes. The default provisions in the note imposed a penalty, the default amount, of $100,000 (10% of the principal payment in default). Default interest from the date of default is due on the principal in default and the default amount at the rate of prime plus 5%. We registered 1,034,972 shares of common stock that we may be obligated to issue pursuant to the default provisions in the note.

     On February 13, 2001, the company issued a 60-day, $0.5 million promissory note bearing interest at 7% per annum, to the holder of the Notes together with a warrant to purchase either $500,000 of our common stock at $0.21 or Pro Tech's common stock at $0.44. On April 14, 2001, NCT defaulted on the repayment of the promissory note.

     On July 19, 1999, DMC entered into a convertible guaranteed term promissory note ("PRG Note") with Production Resource Group ("PRG") in the amount of $1.0 million. Of the $1.0 million note, $0.8 million was deposited into an escrow account restricted in its use to pay rental and installation costs of DBSS systems. Further, DMC had the right to draw an additional $0.1 million provided that PRG continued to have a good faith belief that the Systems were functioning properly and that DMC had obtained at least one network-wide advertising client providing annual advertising revenues of at least $0.3 million. The balance in the escrow account, classified as restricted cash, was $0.7 million and zero at December 31, 1999 and 2000, respectively. The PRG Note matures on July 19, 2001 and earns interest at ten percent (10%) per annum. PRG may convert the PRG Note in whole or in part at its election into shares of DMC's common stock, without par value, at any time during the period commencing on the date of issuance and ending on the maturity date. In connection with the PRG Note, PRG was granted a common stock warrant. In accordance with SFAS 123, "Accounting for Stock-Based Compensation", the company estimated the fair value of this warrant to be $0.8 million using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 5.61%, volatility of 1%, and a term of three years. Such amount is being amortized to interest expense over the two-year period of the related promissory note. Amortization amounted to $0.1 million and $0.2 million for the years ended December 31, 1999 and 2000, respectively. Unamortized discount of $0.3 million and $0.1 million has been reflected as a reduction of the notes payable amount in the accompanying December 31, 1999 and 2000 financial statements. Such note payable balance included as part of the current portion of convertible notes was $0.8 million and $0.9 million at December 31, 1999 and 2000, respectively (see Note 21).

11.  Other Liabilities:

     On June 5, 1998, Interactive Products, Inc. ("IPI") entered into an agreement with the company granting the company a license to, and an option to purchase a joint ownership interest in, patents and patents pending which relate to IPI's speech recognition technologies, speech compression technologies and speech identification and verification technology. The aggregate value of the patented technology is $1.3 million, which was paid by a $0.2 million cash payment and delivery of 1.3 million shares of the company's common stock valued at $0.65625 per share on June 5, 1998. At such time as IPI sells any of such shares, the proceeds thereof will be allocated towards a fully paid-up license fee for the technology rights noted above. In the event that the proceeds from the sale of shares are less than the $1.1 million, the company will record a liability representing the cash payment due. On July 5, 1998, the company paid IPI $50,000, which was held in escrow as security for the fulfillment of the company's obligations, toward the liability. The company recorded a liability representing the difference between the company's payment obligations and the IPI net proceeds from its sale of shares of the company's common stock. Such liability was $0.5 million at December 31, 1999 and 2000.

     On September 4, 1998, the company acquired the issued and outstanding common stock of Advancel, a Silicon Valley-based developer of microprocessor cores that execute Sun Microsystems' Java(TM) code. The acquisition was pursuant to a stock purchase agreement dated as of August 21, 1998 (the "Stock Purchase Agreement") among the company, Advancel and certain shareholders of Advancel (the "Advancel Shareholders"). The consideration for the acquisition of the Advancel common stock consisted of an initial payment of $1.0 million payable by the delivery of 1.8 million shares of the company's treasury stock (see Note 10) together with future payments, payable in cash or in common stock of the company at the election of the Advancel Shareholders (individually, an "earnout payment" and collectively, the "earnout payments") based on Advancel's earnings before interest, taxes, depreciation and amortization, as defined in the Stock Purchase Agreement, for each of the calendar years 1999, 2000, 2001 and 2002 (individually, an "earnout year" and collectively, the "earnout years"). While each earnout payment may not be less than $0.3 million in any earnout year, there is no maximum earnout payment for any earnout year or for all earnout years in the aggregate. In connection therewith, the company's liabilities include an earnout obligation of $0.1 million and $0.2 million at December 31, 1998 and 1999, respectively (see Note 17). In addition, the company's liabilities include a $0.1 million note payable to a former employee of Advancel at December 31, 1999 and 2000. The note bears interest at a rate of 8.25%, compounded annually and was due in two equal installments on December 1, 1998 and March 1, 1999. The note has not been paid.

     In connection with the company's acquisition of 100% of the outstanding capital stock of MSI, the company initially issued 13,913,355 restricted shares of its common stock based upon a 10-day weighted average closing bid price of $0.34626 per share, for an aggregate value of $4.8 million. In addition, the purchase consideration includes $1.7 million to be paid by the company in cash based upon earned royalties, as defined in the merger agreement, over 36 months. If after 36 months, the total royalty has not been earned, then the parties have the right to collect the remaining unpaid balance through the issuance of the company's common stock. At December 31, 2000 other current liabilities includes $0.6 million and other long-term liabilities includes $1.2 million with respect to this contingent liability.

12.  Common Stock Subject to Resale Guarantee:

     On September 24, 1999, the company issued 12,005,847 shares of common stock to suppliers and consultants to settle current obligations of $1.8 million and future or anticipated obligations of $0.5 million. On October 27, 1999, the company issued an additional 1,148,973 shares of common stock to suppliers and consultants to settle obligations of $0.2 million. During the fourth quarter of 1999, suppliers and vendors sold $1.5 million of such shares and as a result the company recorded $1.0 million common stock subject to resale guarantee. During the year ended December 31, 2000, suppliers and vendors sold $0.9 million and surrendered 776,316 previously issued shares.

     During 2000, the company issued 2,304,571 shares of common stock to certain consultants and suppliers to settle current obligations of $0.4 million and future or anticipated obligations of $0.5 million due to them by the company.

     Common stock subject to resale guarantee was $0.2 million at December 31, 2000, which represented the outstanding shares of common stock valued at the date of issuance to suppliers and vendors. Common stock subject to resale guarantee was $1.6 million at December 31, 1999, which represented the outstanding shares of common stock valued at the date of issuance to suppliers and consultants ($1.0 million) and the purchase price plus guaranteed return on investment related to the Purchase Agreement ($0.6 million).

     The company had certain contingent obligations under a securities purchase agreement, dated as of December 27, 1999 (the "Purchase Agreement"), among the company, Austost Anstalt Schaan ("Austost"), Balmore S.A. ("Balmore") and Nesher, Inc. ("Nesher"). Based on an offer as of November 9, 1999, the company, Austost, Balmore and Nesher entered into the Purchase Agreement whereby the company, on December 28, 1999, issued a total of 3,846,155 shares (the "SPA Shares") to Austost, Balmore and Nesher for a total purchase price of $500,000. In addition, the company issued 288,461 shares of its common stock to the placement agent for the transaction. The price of the SPA Shares was $0.13 per share, which was $0.03, or 19%, less than the closing bid price of the company's common stock as reported by the OTC Bulletin Board on November 8, 1999, and $0.015, or 10%, less than the closing bid price of the company's common stock as reported by the OTC Bulletin Board on December 27, 1999. This per share price was subject to decrease upon the application of a reset provision contained in the Purchase Agreement. Due to the provision, the company recorded the purchase price ($500,000) plus the guaranteed return on investment of 20% ($100,000) as common stock subject to resale. At December 31, 2000 the shares were no longer subject to a resale guarantee provision.

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

13.  Capital Stock:

Private Placements and Stock Issuances:

     On January 25, 2000, the Board of Directors designated a new series of preferred stock based upon a negotiated term sheet, the Series G Convertible Preferred Stock ("Series G Preferred Stock"). The Series G Preferred Stock consists of 5,000 designated shares, par value of $0.10 per share and a stated value of one thousand dollars ($1,000) per share with a cumulative dividend of four percent (4%) per annum on the stated value payable upon conversion in either cash or common stock. On March 6, 2000, as amended March 10, 2000, the company and an accredited investor entered into an agreement under which the company sold an aggregate stated value of $2.0 million (2,004 shares) of Series G Preferred Stock, in a private placement pursuant to Regulation D of the Securities Act of 1933 (the "Securities Act") for an aggregate of $1.750 million. The company received proceeds, net of expenses, of $1.7 million. Each share of Series G Preferred Stock is convertible into fully paid and nonassessable shares of the company's common stock pursuant to a predetermined conversion formula which provides that the conversion price will be the lesser of (i) 20% below the five (5) day average closing bid price of common stock immediately prior to the conversion date thereof; or (ii) the fixed conversion price of $0.71925. The company filed a registration statement on April 20, 2000, (amended on June 13, 2000), to register such shares of common stock for the conversion of the Series G Preferred Stock and the related warrant. In connection with the Series G Preferred Stock transaction, on March 6, 2000, the company granted a warrant for 150,000 shares of the company's common stock with an expiration date of March 31, 2005 and an exercise price of $0.71925. In accordance with SFAS No. 123, the company estimated the fair market value of this warrant to be $0.1 million, using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 6.14%, volatility of 1, and a term of three years. Such amount is included in the preferred stock dividend requirement for the year ended December 31, 2000. During the year ended December 31, 2000, the company issued 4,906,595 shares of the company's common stock in connection with the conversion of 1,237 shares of the company's Series G Preferred Stock.

     During the year ended December 31, 2000, the company issued 23,470,081 shares of the company's common stock in connection with the conversion of 4,715 shares of the company's Series F Convertible Preferred Stock ("Series F Preferred Stock") which had been issued in the third quarter of 1999 in a private placement exempt from registration pursuant to Regulation D of the Securities Act. At December 31, 2000 all Series F Preferred Stock have been converted to common shares of the company.

     In March 2000, 3 shares of NCT Audio Series A Convertible Preferred Stock, which had been issued in the third quarter of 1998 in a private placement exempt from registration pursuant to Regulation D of the Securities Act, were exchanged for 3,000 shares of the company's Series D Preferred Stock, which were converted into 634,915 shares of the company's common stock. Subsequently, the company recorded a one-time, non-cash charge of $0.2 million for the impairment of goodwill based on the valuation of NCT Audio.

     On March 7, 2000, the company, Balmore and Austost agreed to amend certain of the terms and conditions of the exchange agreement. Under the exchange agreement, Austost and Balmore were obligated to return to the company 13,671,362 shares of NCT common stock ("Returnable Shares"). This amendment was agreed to in order to (1) allow Austost and Balmore to retain 3,611,111 Returnable Shares in exchange for an additional 533 shares of NCT Audio common stock from a third party investor (the "Third Party Shares"), which Austost and Balmore would deliver to NCT, and (2) substitute cash payments by Austost and Balmore to the company in lieu of Austost's and Balmore's obligation to return the remaining Returnable Shares to the company pursuant to the exchange agreement. Austost and Balmore would agree to pay the company up to $10,000,000 in cash subject to monthly limitations from proceeds Austost and Balmore would realize from their disposition of such remaining Returnable Shares. Balmore and Austost would realize a 10% commission on the proceeds from the sale of shares. Subsequently, the company recorded a one-time, non-cash charge of $2.9 million for the impairment of goodwill based on the valuation of NCT Audio. During the year ended December 31, 2000, the company sold approximately 4.2 million Returnable Shares totaling $1.4 million of which $0.8 million was used to repay three promissory notes and the balance of $0.6 million was used to meet working capital requirements.

     In connection with the above exchange of 533 NCT Audio shares, the 1999 exchange of 559 shares of NCT Audio common stock and the 1998 exchange of 296 shares of NCT Audio common stock into 17.7 million and 1.1 million shares of NCT common stock, the company recorded goodwill of $0.6 million, $6.1 million, and $2.9 million during 1998, 1999 and 2000, respectively. The Company recorded a non-cash charge of $3.1 million in each of 1999 and 2000 for the impairment of goodwill based on the valuation of NCT Audio.

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

     On August 10, 2000, the company entered into an agreement with three accredited investors for the financing of its subsidiary, Connect Clearly.com, Inc.("CCC"). In connection with the initial funding of CCC, the company issued 1,000 shares of CCC common stock to these investors in consideration for $0.5 million in cash and conversion of promissory notes payable, due to two of the investors, totaling $0.5 million. These CCC common shares are exchangeable for shares of NCT common stock. During the year ended December 31, 2000 no shares of CCC were exchanged for shares of NCT common stock.

     On August 18, 2000, the company acquired 100% of the outstanding capital stock of TRN, through a merger with Cinema. In connection with this acquisition, the company issued 7,405,214 restricted shares of its common stock based upon a trailing market price (as defined in the stock purchase agreement) of $0.3376 per share, for a total value of $2.5 million and a 7.5% equity interest in Cinema. In February 2001, due to a decline in the trailing market price prior to the effective registration of shares of common stock, an additional 2,455,248 shares were issued for the acquisition pursuant to a fill-up provision. (see
Note 2).

     On August 29, 2000, the company acquired all of the outstanding capital stock of MSI through a merger with Midcore. In connection therewith, the company issued 13,913,355 restricted shares of its common stock. In February 2001 due to a decline in the closing bid price of the company's common stock prior to the effective registration of the stock, an additional 2,863,891 shares were issued pursuant to a fill-up provision (see Note 2).

     On September 7, 2000, the company issued 9,523,810 shares of its common stock having a market value of $3.0 million to ITC with respect to the Strategic Alliance and Technology Development Amendment with ITC (see Note 5).

     As described in Note 2, NCT Hearing had arranged $1.5 million in equity financing for Pro Tech in the form of convertible preferred stock. Such convertible preferred stock is convertible into shares of Pro Tech's common stock or exchangeable for shares of NCT's common stock at the investors' election.

     On September 26, 2000, the company's Board of Directors approved an amendment to the Series G Certificate of Designations, Rights and Preferences to increase the maximum shares of common stock into which it converts from 10 million shares to 24 million shares. This action was considered in the best interest of the company and its investor relationships. The amendment became effective on September 27, 2000 when the company filed it with the Office of the Secretary of State of Delaware.

     On September 27, 2000, the company entered into a private equity line with Crammer Road LLC ("Crammer"), pursuant to which the company may issue its common stock to be sold by Crammer and Crammer would retain a portion of the proceeds received for NCT common stock sold. In conjunction with this transaction, the company issued Crammer a warrant for 250,000 shares of the company's common stock. In accordance with SFAS No. 123, the company estimated the fair value of this warrant to be $0.1 million, using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 6.03%, volatility of 1, and a term of three years. The accounting for the fair value of this warrant due not impact the consolidated statements of Equity at December 31, 2000. The company and Crammer are currently in renegotiations regarding amendments to certain details of the Private Equity Credit Agreement.

     On September 29, 2000, Pro Tech entered into a Securities Purchase and Supplemental Exchange Rights Agreement with the company, Austost, Balmore and Zakeni Limited (Austost, Balmore and Zakeni Limited collectively the "Pro Tech Investors") to consummate the $1.5 million financing arranged by the company for Pro Tech in connection with its sale of 1,500 shares of Pro Tech Series A Convertible Preferred Stock ("Pro Tech Preferred") to the Pro Tech Investors. The Pro Tech Preferred consists of 1,500 designated shares, par value $0.01 per share and a stated value of one thousand dollars ($1,000) per share with an accretion rate of four percent (4%) per annum on the stated value. Each share of such stock, in addition to being exchangeable for shares of the company's common stock, is convertible into fully paid and nonassessable shares of the Pro Tech's common stock pursuant to a predetermined conversion formula. In connection with the execution of the Securities Purchase and Supplemental Exchange Rights Agreement, Pro Tech issued warrants to the Pro Tech Investors to acquire 4.5 million shares of Pro Tech's common stock. Such warrants are exercisable at $0.50 per share and expire on October 28, 2003. In addition, Pro Tech has the right to require the warrant holders to exercise upon a call from Pro Tech. In accordance with SFAS No. 123, Pro Tech estimated the fair value of this warrant to be $3.6 million, using the following assumptions in applying the Black-Scholes valuation method: risk-free interest rates of 5.97%, volatility of 1, and a term of three years. In addition, the excess of the quoted market value of the common stock assumed to be converted over the net proceeds received for issuance of convertible preferred shares of $0.4 million is considered a preferred dividend with this difference being accreted over the period beginning with the issuance of the preferred stock to the date the shares are eligible for conversion. The aggregate of $4.0 million is included in the calculation of loss attibutable to common stockholders on the consolidated statements of operations at December 31, 2000.

     Pursuant to a consulting agreement dated as of March 15, 1999, as amended as of June 1, 1999, and as modified as of July 29, 1999, between Pro Tech and Union Atlantic LC ("UALC"), Pro Tech would be obligated to issue two percent (2%) of its outstanding common stock to UALC upon the consummation of the Pro Tech transaction with NCT Hearing. In order to comply with the consulting agreement, Pro Tech agreed to issue 279,688 shares and NCT Hearing agreed to issue 279,687 shares of Pro Tech's common stock to UALC, totaling an aggregate of 559,375 shares in full settlement of all obligations under the consulting agreement between Pro Tech and UALC.

     On November 27, 2000 the company sold 2.5 million shares, in the aggregate, of its common stock at a price of $0.202 per share in a private placement that provided net proceeds to the company of $0.5 million.

     On January 25, 1999, the company granted DMC an exclusive worldwide license with respect to all of the company's relevant patented and unpatented technology relating to DMC products in consideration for a license fee of $3.0 million (eliminated in consolidation). Such license fee is to be paid when proceeds are available from the sale of DMC common stock. In addition, running royalties will be payable to the company with respect to DMC's sales of products incorporating the licensed technology and its sublicensing of such technology.

     At the annual meeting of stockholders of the company on June 24, 1999, the stockholders approved an amendment to increase the number of shares of common stock the company is authorized to issue from 255 million to 325 million. This amendment became effective on July 29, 1999, when the company filed the appropriate amendment to its Certificate of Incorporation with the Office of the Secretary of State of Delaware.

     On June 24, 1999, the Board of Directors approved the issuance of up to 15,000,000 shares of the company's common stock to be used to settle certain obligations of the company. In 1999, the company issued 13,154,820 shares of common stock to suppliers and consultants to settle current obligations of $1.8 million and future or anticipated obligations of $0.7 million.

     On August 10, 1999, the company entered into a subscription agreement (the "Series F Subscription Agreement") to sell an aggregate stated value of up to $12.5 million (12,500 shares) of Series F Preferred Stock in a private placement pursuant to Regulation D of the Securities Act, to five unrelated accredited investors through one dealer (the "1999 Series F Preferred Stock Private Placement"). On August 10, 1999, the company received $1.0 million for the sale of 8,500 shares of Series F Preferred Stock having an aggregate stated value of $8.5 million. At the company's election, the investors may invest up to an additional $4.0 million in cash or in kind at a future date. Each share of the Series F Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series F Preferred Stock is convertible into fully paid and non-assessable shares of the company's common stock, subject to certain limitations. Each share of Series F Preferred Stock is convertible into a number of shares of common stock of the company as determined in accordance with a formula (the "Series F Conversion Formula"), as defined in the agreement. The conversion terms of the Series F Preferred Stock also provide that in no event shall the company be obligated to issue more than 35,000,000 shares of its common stock in the aggregate in connection with the conversion of up to 12,500 shares of Series F Preferred Stock. In the interest of investor relations of the company, the maximum number of conversion shares was increased to 77 million shares of the company's common stock. The company is also obligated to pay a 4% per annum accretion on the stated value of Series F Preferred Stock in either cash or common stock, at the company's election. The company registered an aggregate of 25,744,000 shares of common stock issuable upon conversion and payment for accretion. In connection with the Series F Preferred Stock, the company may be obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such additional amounts will be treated as obligations of the company. On September 10, 1999, the company received $4.0 million for four DMC network affiliate licenses from four accredited investors. While the investors agreed upon the exchange of 8,500 shares of Series F Preferred Stock having aggregate stated value of $8.5 million, for consideration of $1.0 million, the company has treated the additional $4.0 million for the DMC licenses as additional consideration for the Series F Preferred Stock. On December 15, 1999, 974 shares of the company's Series F Preferred Stock, together with 5,026 shares of the company's Series E Preferred Stock, were exchanged for eight DMC network affiliate licenses. As of December 31, 2000, 7,526 shares of Series F Preferred Stock had been converted into 48,776,638 shares of the company's common stock.

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

     On July 27, 1998, the company entered into subscription agreements (the "Series D Subscription Agreements") to sell 6,000 shares of the company's Series D Convertible Preferred Stock ("Series D Preferred Stock") having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer (the "1998 Series D Preferred Stock Private Placement"). $5.2 million net proceeds were received by the company from the 1998 Series D Preferred Stock Private Placement. Each share of the Series D Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series D Preferred Stock is convertible into fully paid and non-assessable shares of the company's common stock subject to certain limitations. The Series D registration statement became effective on October 30, 1998, and shares of Series D Preferred Stock became convertible on that date. Each share of Series D Preferred Stock is convertible into a number of shares of common stock of the company as determined in accordance with the Series D Conversion Formula as set forth in the agreement. Including shares of common stock issued for accretion, as of March 12, 1999, all shares of Series D Preferred Stock had been converted into 12,273,685 shares of NCT common stock.

     On July 27, 1998, NCT Audio entered into subscription agreements (the "NCT Audio Subscription Agreements") to sell 60 shares of NCT Audio's Series A Convertible Preferred Stock ("NCT Audio Series A Preferred Stock") having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D of the Securities Act, to six unrelated accredited investors through one dealer (the "1998 NCT Audio Series A Preferred Stock Private Placement"). NCT Audio received net proceeds of $5.2 million from the 1998 NCT Audio Series A Preferred Stock Private Placement. Each share of the NCT Audio Series A Preferred Stock has a par value of $.10 per share and a stated value of one hundred thousand dollars ($100,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of NCT Audio Series A Preferred Stock is convertible into fully paid and non-assessable shares of NCT Audio's common stock subject to certain limitations. Each share of Series A Preferred Stock is convertible into a number of shares of common stock of NCT Audio as determined in accordance with the Series A Conversion Formula as set forth in the agreement. On March 30, 1999, holders of 57 shares of NCT Audio Series A Preferred Stock exercised this election and converted their shares into 11,699,857 shares of the company's common stock. At December 31, 1999, 3 shares of NCT Audio Series A Preferred Stock were outstanding. On January 10, 2000, the remaining 3 shares of NCT Audio Series A Preferred Stock were converted into 634,915 shares of the company's common stock.

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

     On September 4, 1998, the company acquired the issued and outstanding common stock of Advancel. The acquisition was pursuant to the Stock Purchase Agreement. The consideration for the acquisition of the Advancel common stock consisted of an initial payment of $1.0 million payable by the delivery of 1,786,991 shares of the company's treasury stock together with future payments, payable in cash or in common stock of the company at the election of the Advancel Shareholders based on Advancel's earnings before interest, taxes, depreciation and amortization for each of the calendar years 1999, 2000, 2001 and 2002. The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the accounts of Advancel from the date of acquisition. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their fair value as follows:

    Current asseets                                         $   368,109
    Property and equipment                                        4,095
    Goodwill                                                  1,018,290
    Other Assets                                                 13,486
    Current liabilities                                        (485,040)
    Unearned portion of compensatory stock                      141,251
                                                            -------------
    Cost of acquisition (including expenses of $60,191)     $ 1,060,191
                                                            =============

     At the annual meeting of Stockholders held on October 20, 1998, the stockholders approved an amendment to the company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 185 million to 255 million shares. Such action was deemed by the Board of Directors to be in the best interest of the company to make additional shares of the company's common stock available for an increase in the number of shares of common stock covered by the 1992 Plan (see Note 14) pursuant to an amendment of the 1992 Plan approved by the stockholders at such annual meeting, and for acquisitions, public or private financings involving common stock or preferred stock or other securities convertible to common stock, stock splits and dividends, present and future employee benefit programs and other corporate purposes.

     On  November  24,  1998,   the  company  paid  $1,000   consideration   for
incorporation of DMC which was formed to develop, install and provide an audio/visual advertising medium within commercial/professional settings.

     On December 30, 1998, the company entered into a series of subscription agreements (the "Series E Subscription Agreements") to sell an aggregate stated value of up to $8.2 million of Series E Convertible Preferred Stock (the "
Series E Preferred Stock") in consideration of $4.0 million, in a private placement, pursuant to Regulation D of the Securities Act, to six accredited investors through one dealer (the "1998 Series E Preferred Stock Private Placement"). The $4.0 million subscription receivable at December 31, 1998 represents a receivable due from the Series E Subscription Agreements. In addition to the above noted Series E Subscription Agreements, the company issued and sold an aggregate amount of $1.7 million of Series E Preferred Stock to three accredited investors through the above noted dealer, in exchange for an aggregate stated value of $1.7 million of the company's Series C Preferred Stock held by the three accredited investors. The company also issued and sold an aggregate amount of $0.7 million of Series E Preferred Stock to four accredited investors through the above noted dealer, in exchange and consideration for an aggregate of 2.1 million shares of the company's common stock held by the four accredited investors and received net proceeds of $1.8 million. On April 13, 1999, the company entered into a subscription agreement to sell 1,874 shares of Series E Preferred Stock, with a stated value of up to $1.9 million in consideration of $1.9 million to four accredited investors through one dealer. Each share of the Series E Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. Each share of Series E Preferred Stock is convertible into fully paid and non-assessable shares of the company's common stock subject to certain limitations. Each share of Series E Preferred Stock is convertible into a number of shares of common stock of the company as determined in accordance with the Series E Conversion Formula as set forth in the agreement. During 1999, holders of 3,828 shares of Series E Preferred Stock elected to convert their shares into 26,608,942 shares of common stock of the company. On March 31, 1999, the company signed a license agreement to exchange 3,600 shares of Series E Preferred Stock for four DMC network affiliate licenses. During the three months ended March 31, 1999, the company, in accordance with its revenue recognition policy, realized only $2.0 million on the issuance of such licenses in consideration of the receipt of 3,600 shares of its Series E Convertible Preferred Stock. Subsequently, during the three months ended June 30, 1999, the company adjusted such revenue to $0.9 million due to the valuation of additional shares of Series E Preferred Stock issued during the period. On December 15, 1999, holders of the remaining 5,026 shares of the company's Series E Preferred Stock and holders of 974 shares of the company's Series F Preferred Stock (see below), an aggregate stated value of $6 million, exchanged such shares for eight DMC network affiliate licenses. No shares of Series E Preferred Stock were outstanding at December 31, 1999 and 2000.

     Between October 28, 1997 and December 11, 1997, the company entered into a series of subscription agreements (the "Series C Subscription Agreements") to sell an aggregate amount of $13.3 million of Series C Convertible Preferred Stock (the "Series C Preferred Stock") in a private placement, pursuant to Regulation D of the Securities Act, to 32 unrelated accredited investors through two dealers (the "1997 Series C Preferred Stock Private Placement"). The total 1997 Series C Preferred Stock Private Placement was completed on December 11, 1997. The aggregate net proceeds to the company of the 1997 Series C Preferred Stock Private Placement were $11.9 million. Each share of the Series C Preferred Stock has a par value of $.10 per share and a stated value of one thousand dollars ($1,000) with an accretion rate of four percent (4%) per annum on the stated value. convertible into a number of shares of common stock of the company as determined in accordance with the Series D Conversion Formula as set forth in the agreement. On December 30, 1998, 1,700 shares of the Series C Preferred Stock were exchanged for the company's Series E Preferred Stock. At December 31, 1998, 10,850 shares of Series C Preferred Stock had been converted into 20,665,000 shares of NCT common stock. The 700 remaining Series C Preferred Stock shares were subject to mandatory conversion as of November 30, 1999. As such, on November 30, 1999, these 700 shares were converted to 1,512,000 shares of common stock of the company. At December 31, 1999 and 2000, there were no outstanding shares of Series C Preferred Stock.


Common shares available for common stock options, warrants and convertible securities:

     At December 31, 2000, the number of shares required to be reserved for the exercise of options and warrants was 67.7 million. The aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants granted was 67.4 million shares, of which options and warrants to purchase 52.6 million shares were currently exercisable. These aggregate reserves exclude the PRG Warrant for 6,666,667 shares (see Note
12). Certain of the company's required reserves are a function of the price of the company's common stock. The following reserve requirements have been calculated at an assumed $0.25 common stock price or the discount therefrom as allowed under the exchange or conversion agreements. The aggregate number of shares of common stock required to be reserved for issuance upon conversion of issued and outstanding shares of Series G Preferred Stock was 3.8 million. The company has reserved 7.1 million shares of common stock for issuance to certain holders of NCT Audio common stock upon exchange of their shares of NCT Audio common stock for shares of the company's common stock. The company also reserved
27.1 million shares of common stock for issuance upon conversion of the notes and accrued interest thereon. The reserve requirement for exchange of outstanding shares of common stock of ConnectClearly was 5.8 million NCT shares and for exchange of Pro Tech convertible preferred stock was 7.6 million NCT shares. Pursuant to stock purchase agreements, the company had a contingent fill-up obligation to the former shareholders of the Theater Radio Network and Midcore Software (see Note 2). Common shares issued and required to be reserved for issuance exceeded the number of shares authorized at December 31, 2000 at the actual year-end common stock price of $0.172.

14.  Common Stock Options and Warrants:

     The company applies APB 25 in accounting for its various employee stock option incentive plans and warrants and, accordingly, recognizes compensation expense as the difference, if any, between the market price of the underlying common stock and the exercise price of the option on the date of grant. The effect of applying SFAS No. 123 on 1998, 1999 and 2000 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future periods due to, among other factors, (i) the vesting period of the stock options, and (ii) the fair value of additional stock option grants in future periods. If compensation expense for the company's stock option plans and warrants had been determined based on the fair value of the options or warrants at the grant date for awards under the plans in accordance with SFAS No. 123, the company's net loss would have been $19.0 million, $27.4 million and $17.7 million, or $(0.16), $(0.20) and $(0.08) per share in 1998, 1999 and 2000, respectively. The fair value of the options and warrants granted in 1998, 1999 and 2000 are estimated in the range of $0.24 to $0.81, $0.26 to $0.64, and $0.16 to $1.28 per share, respectively, on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield 0%; volatility of 1.307, 1.0 and 1.0 to 1.29 in 1998, 1999 and 2000, respectively; risk free interest rates in the range of 5.28% to 5.55%, 4.56% to 6.14%, and 4.56% to 6.56% for 1998, 1999 and 2000, respectively; and expected life of 3 years. The weighted average fair value of options and warrants granted during 1998, 1999 and 2000 are estimated in the range of $0.53, $0.28 to $0.48, and $0.22 to $0.27 per share, respectively, also using the Black-Scholes option-pricing model.

Stock Options:

     The company's 1987 Stock Option Plan (the "1987 Plan") provides for the granting of up to 4 million shares of common stock as either incentive stock options or nonstatutory stock options. Options to purchase shares may be granted under the 1987 Plan to persons who, in the case of incentive stock options, are full-time employees (including officers and directors) of the company; or, in the case of nonstatutory stock options, are employees or non-employee directors of the company. The exercise price of all incentive stock options must be at least equal to the fair market value of such shares on the date of the grant and may be exercisable over a ten-year period. The exercise price and duration of the nonstatutory stock options are to be determined by the Board of Directors. Options granted under the 1987 Plan generally vest 20% upon grant and 20% per annum thereafter as determined by the Board of Directors.

   1987 Plan activity is summarized as follows:

                                                                    Years Ended December 31,
                                        ----------------------------------------------------------------------------
                                                  1998                      1999                       2000
                                        ------------------------ -------------------------  ------------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                  Average                    Average
                                                        Exercise                 Exercise                   Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                        ------------   --------- -------------   ---------  -------------  ---------
Outstanding at beginning of year         1,350,000     $  0.51     1,350,000     $  0.51      1,350,000     $  0.51
Options granted                                  -           -     1,350,000     $  0.51              -     $     -
Options exercised                                -           -             -           -              -           -
Options canceled, expired or forfeited           -           -    (1,350,000)    $  0.51              -     $     -
                                        ------------             -------------              -------------
Outstanding at end of year               1,350,000     $  0.51     1,350,000     $  0.51      1,350,000     $  0.51
                                        ============             =============              =============
Options exercisable at year-end          1,350,000     $  0.51     1,350,000     $  0.51      1,350,000     $  0.51
                                        ============             =============              =============

     In 2000, the Board determined that no future grants of options for the purchase of shares would be made under the 1987 Plan. Thus, as of December 31, 2000, no options for the purchase of shares were available for future grant under the 1987 Plan.

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

     Non-plan stock option activity is summarized as follows:

                                                                    Years Ended December 31,
                                        ----------------------------------------------------------------------------
                                                  1998                      1999                       2000
                                        ------------------------ -------------------------  ------------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                  Average                    Average
                                                        Exercise                 Exercise                   Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                        ------------   --------- -------------   ---------  -------------  ---------
Outstanding at beginning of year         4,319,449     $  0.36     4,319,449     $  0.36      4,284,000     $  0.33
Options granted                                  -           -             -           -              -           -
Options exercised                                -           -             -           -              -           -
Options canceled, expired or forfeited           -           -       (35,449)    $  4.86       (259,000)    $  0.70
                                        ------------             -------------              -------------
Outstanding at end of year               4,319,449     $  0.36     4,284,000     $  0.33      4,025,000     $  0.30
                                        ============             =============              =============
Options exercisable at year-end          4,319,449     $  0.36     4,284,000     $  0.33      4,025,000     $  0.30
                                        ============             =============              =============

     On October 6, 1992, the company adopted a stock option plan (as amended, the "1992 Plan") for the granting of options to purchase up to 10,000,000 shares of common stock to officers, employees, certain consultants and certain directors. The exercise price of all 1992 Plan options must be at least equal to the fair market value of such shares on the date of the grant and 1992 Plan options are generally exercisable over a five to ten year period as determined by the Board of Directors. Vesting of 1992 Plan options varies from (i) fully vested at the date of grant to (ii) multiple year apportionment of vesting as determined by the Board of Directors. On October 20, 1998, the stockholders approved an amendment to the 1992 Plan to increase the aggregate number of shares of common stock reserved for grants of restricted stock and grants of options to purchase shares of common stock to 30,000,000 shares. The 1992 Plan was also amended to eliminate the automatic grant of 75,000 shares of the company's common stock upon a new director's initial election to the Board of Directors and to eliminate the automatic grant of 5,000 shares of the company's common stock to each non-employee director for services as a director of the company for each subsequent election. On January 19, 2000, the Board of Directors amended the 1992 Plan, subject to stockholder approval, to increase the aggregate number of shares of the company's common stock reserved for issuance upon the exercise of stock options granted under the 1992 Plan from 30,000,000 shares to 50,000,000 shares. Such amendment was approved by the stockholders at the company's annual meeting on July 13, 2000.

     In January 2000, the Board of Directors granted options to purchase shares of the company's common stock to certain officers and employees, new employees and certain consultants of the company for services rendered to the company, subject to the approval by the company's stockholders of an increase in the number of shares authorized and subject to the approval by the company's stockholders of an increase in the number of shares covered by the 1992 Plan. Such options were granted at or above the fair market value of the company's common stock on the date of grant. The fair value of the option granted to consultants amounted to $0.1 million and is included in selling, general and administrative expenses on the consolidated statements of operations at December 31, 2000.

     On April 21, 2000, the Board of Directors approved the re-granting of replacement grants for forfeit options that would otherwise expire in 2000. Such replacement grants under the 1992 Plan totaled approximately 315,000 options. There was no financial statement impact with respect to the re-granting of these options.

     In July 2000, the Board of Directors cancelled certain options it had granted in January 2000. The Board granted new options at the then fair market value of the common stock, a higher exercise price than had been in effect in January 2000. There was no financial statement impact with respect to the re-granting of these options.


     In December 2000, the Board of Directors granted options to directors and employees to acquire 11,325,000 shares of common stock subject to sufficient remaining shares under the 1992 Plan and subject to shareholder approval. These grants exceeded the number of shares available under the 1992 Plan by 2,824,505. As such, the grant to the company's Chief Executive Officer and Chairman of the Board of Directors was reduced by this amount, but this award remains an obligation pending future availability under the 1992 Plan or adoption of a new stock option plan.


   1992 Plan activity is summarized as follows:


                                                                    Years Ended December 31,
                                        ----------------------------------------------------------------------------
                                                  1998                      1999                       2000
                                        ------------------------ -------------------------  ------------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                  Average                    Average
                                                        Exercise                 Exercise                   Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                        ------------   --------- -------------   ---------  -------------  ---------
Outstanding at beginning of year          9,029,936     $  0.72    19,831,821    $  0.52      28,024,237    $  0.47
Options granted                          21,989,000     $  0.69     9,398,538    $  0.43      35,377,071    $  0.42
Options exercised                            (1,561)    $  0.27        (5,000)   $  0.27      (1,284,907)   $  0.58
Options canceled, expired or forfeited  (11,185,554)    $  1.03    (1,201,122)   $  0.60     (12,234,206)   $  0.49
Board action                                      -     $     -             -    $     -      (2,824,505)   $  0.33
                                        ------------             -------------              -------------
Outstanding at end of year               19,831,821     $  0.52    28,024,237    $  0.47      47,057,690    $  0.43
                                        ============             =============              =============
Options exercisable at year-end          12,053,571     $  0.60    14,751,044    $  0.55      32,330,873    $  0.47
                                        ============             =============              =============

     As of December 31, 2000, no options for the purchase of shares were available for future grants of restricted stock awards and for options to purchase common stock under the 1992 Plan.

     On November 15, 1994, the Board of Directors adopted the NCT Group, Inc. Option Plan for Certain Directors (as amended, the "Directors Plan"). Under the Directors Plan, 821,000 shares have been approved by the Board of Directors for issuance. The options granted under the Directors Plan have exercise prices equal to the fair market value of the common stock on the grant dates and expire five years from date of grant. Options granted under the Directors Plan are fully vested at the grant date.

      Directors Plan activity is summarized as follows:


                                                                    Years Ended December 31,
                                        ----------------------------------------------------------------------------
                                                  1998                      1999                       2000
                                        ------------------------ -------------------------  ------------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                  Average                    Average
                                                        Exercise                 Exercise                   Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                        ------------   --------- -------------   ---------  -------------  ---------
Outstanding at beginning of year           746,000     $  0.73      746,000       $  0.73       538,000     $  0.73
Options granted                                  -           -      538,500       $  0.73             -     $     -
Options exercised                                -           -            -             -             -           -
Options canceled, expired or forfeited           -           -     (746,000)      $  0.73             -     $     -
                                        ------------             -------------              -------------
Outstanding at end of year                 746,000     $  0.73      538,500       $  0.73       538,500     $  0.73
                                        ============             =============              =============
Options exercisable at year-end            746,000     $  0.73      538,500       $  0.73       538,500     $  0.73
                                        ============             =============              =============

     As of December 31, 2000, there were 282,500 options for the purchase of shares available for future grants under the Directors Plan.

     The following summarizes information about the Company's stock options outstanding and exercisable at December 31, 2000:


                                              Options Outstanding                Options  Exercisable
                                   -----------------------------------------  --------------------------
                                                    Weighted
                                                     Average
                                                    Remaining      Weighted                     Weighted
                                                   Contractual     Average                     Average
                   Range of             Number        Life         Exercise       Number       Exercise
      Plan         Exercise Price    Outstanding    (In Years)       Price      Exercisable      Price
----------------- ---------------  -------------  ------------  ------------  -------------  -----------
1987 Plan         $0.50 to $0.63     1,350,000         3.09      $  0.51        1,350,000      $  0.51
                                   =============                              =============
Non-Plan          $0.27 to $0.50     4,025,000         1.28      $  0.30        4,025,000      $  0.30
                                   =============                              =============
1992 Plan         $0.16 to $0.27     6,373,678         5.89      $  0.22        3,228,118      $  0.23
                  $0.31 to $0.44    22,576,542         7.79      $  0.38       13,236,274      $  0.37
                  $0.50 to $2.88    18,107,470         2.75      $  0.58       15,866,481      $  0.59
                                   -------------                              -------------
Total 1992 Plan                     47,057,690                                 32,330,873
                                   =============                              =============
Director's Plan   $0.66 to $0.75       538,500         3.09      $  0.73          538,500      $  0.73
                                   =============                              =============


Warrants:

     The company's warrants are granted from time to time at the discretion of the Board of Directors. The exercise price of all warrants generally must be at least equal to the fair market value of such shares on the date of grant. Generally, warrants are exercisable over a three to seven year period as determined by the Board of Directors and vest on the grant date.

     In July 1999, in connection with the PRG Note, PRG was granted a common stock warrant equal to either (i) the number of shares of the company's common stock (6,666,667) which may be purchased for an aggregate purchase price of $1,250,000 at the fair market value on July 19, 1999 or (ii) the number of shares representing five percent of the fully paid non-assessable shares of common stock of DMC at the purchase price per share equal to either (x) if a DMC qualified sale (a sale in one transaction in which the aggregate sales proceeds to DMC equal or exceed $5,000,000) had closed on or before December 31, 1999, the purchase price per share determined by multiplying the price per share of DMC common stock or security convertible into DMC common stock by seventy-five percent (75%) or (y) if a DMC qualified sale had not closed on or before December 31, 1999, at an aggregate price of $1,250,000. Such warrant expires (1) eighteen months after the date of the DMC qualified sale or (2) in all other cases on July 19, 2004.

     During 2000, warrants were issued to the principals of a placement agency that had assisted in financing transactions for NCT Audio in 1997. These warrants replaced warrants that had been issued to and canceled by the placement agent. Warrants to acquire 167,500 shares were issued in connection with the Series G Preferred Stock transaction (see Note 13). Warrants to acquire 100,000 shares of common stock were issued to an outside consultant in 2000. In September 2000, the company issued warrants for 10 million shares of common stock to the placement agent for certain of the company's recent financing transactions. Effective January 11, 2001, the holder has agreed to stand down his right to such shares subject to an increase in authorized common shares approved by the company's shareholders.

     On September 27, 2000, in connection with the execution of a private equity credit agreement the company issued a warrant for 250,000 shares of the company's common stock. The fair value of this warrant did not impact the consolidated statements of equity at December 31, 2000. The company is currently in renegotiations regarding amendments to certain details of the Private Equity Credit Agreement.


     Warrant activity is summarized as follows:


                                                                    Years Ended December 31,
                                        ----------------------------------------------------------------------------
                                                  1998                      1999                       2000
                                        ------------------------ -------------------------  ------------------------
                                                       Weighted                  Weighted                  Weighted
                                                        Average                  Average                    Average
                                                        Exercise                 Exercise                   Exercise
                                           Shares        Price       Shares        Price       Shares        Price
                                        ------------   --------- -------------   ---------  -------------  ---------
Outstanding at beginning of year         3,146,920     $  0.81      4,372,684    $  0.82       3,735,414   $  0.77
Warrants granted                         1,588,164     $  0.92      2,587,875    $  0.75      10,979,875   $  0.34
Warrants exercised                               -           -              -          -               -         -
Warrants canceled, expired or forfeited   (362,400)    $  1.16     (3,225,145)   $  0.82        (333,625)  $  0.89
                                        ------------             -------------              -------------
Outstanding at end of year               4,372,684     $  0.82      3,735,414    $  0.77      14,381,664   $  0.44
                                        ============             =============              =============
Warrants exercisable at year-end         4,172,684     $  0.86      3,735,414    $  0.77      14,381,664   $  0.44
                                        ============             =============              =============

     The following table summarizes information about warrants outstanding at December 31, 2000 except the PRG Warrant described above:

                                 Warrants Outstanding              Warrants Exercisable
                      -----------------------------------------  --------------------------
                                     Weighted
                                     Average
                                     Remaining      Weighted                     Weighted
                                    Contractual     Average                     Average
      Range of          Number        Life         Exercise       Number       Exercise
   Exercise Price    Outstanding    (In Years)       Price      Exercisable      Price
   ---------------  -------------  ------------  ------------  -------------  -----------
   $0.32 to $0.34    10,250,000        2.68       $  0.32        10,250,000     $  0.32
   $0.46 to $1.66     4,131,664        3.23       $  0.74         4,131,664     $  0.74

15.  Related Parties:

     Between 1993 and 1994, the company entered into five agreements with Quiet Power Systems, Inc. ("QSI"). Environmental Research Information, Inc. ("ERI") owns 33% of QSI and Jay M. Haft, a director of the company and former Chairman of the Board of Directors, owns another 2% of QSI. Michael J. Parrella, Chief Executive Officer of the company and Chairman of the Board of Directors, owns 12% of the outstanding capital of ERI and shares investment control over an additional 24% of its outstanding capital. Jonathan M. Charry, the company's Senior Vice President, Corporate Development, hired in January 2000, owns 20% of the outstanding capital stock of ERI and 3% of the outstanding capital stock of QSI. In March 1995, the company entered into a master agreement with QSI which granted QSI an exclusive worldwide license to market, sell and distribute various quieting products in the utility industry. Subsequently, the company and QSI executed four letter agreements, primarily revising payment terms. On December 24, 1999, the company executed a final agreement with QSI in which the company agreed to write-off $0.2 million of indebtedness owed by QSI in exchange for the return by QSI to the company of its exclusive license to use NCT technology in various quieting products in the utility industry. Such amount, originally due on January 1, 1998, had been fully reserved by the company.

     The company's former Chairman of the Board of Directors, who has continued as a director, received compensation from the company in 1998, 1999 and 2000 of $96,000, $86,000 and $64,500, respectively.

     The company's Chief Executive Officer, who, at December 31, 2000, holds options and warrants for the right to acquire an aggregate of 26,577,129 shares of the company's common stock, received an incentive bonus equal to a 1% cash override on all the cash and cash equivalents received by the company upon the execution of agreements or other documentation evidencing transactions with unaffiliated parties. For the year ended December 31, 1998, 1999 and 2000, approximately $206,000, $169,000 and $363,000 was paid by the company in connection with this arrangement.

     The  company's  Senior  Vice  President  Chief  Financial  Officer,  who at
December 31, 2000 holds options and warrants for the right to acquire an aggregate of 1,533,742 shares of the company's common stock, through November 30, 2000 had an incentive bonus arrangement equal to 1/2% cash override on cash received from certain transactions entered into by the company, with unaffiliated parties, in which the Chief Financial Officer was directly involved. Effective December 1, 2000, such bonus arrangement was modified to include all cash and cash equivalent transactions entered into by the company with unaffiliated parties. Under this arrangement, the company paid approximately $134,000 for the year ended December 31, 2000.

     The company's Senior Vice President, Corporate Development, who at December 31, 2000 holds options for the right to acquire an aggregate of 1,378,049 shares of the company's common stock, has an incentive bonus arrangement under which he receives cash compensation for completion of specified events and receives a cash override equal to 1% of the value of certain subsidiary financing transactions and 1/2% of the value of licensing agreements and joint venture alliances in which he was directly involved. Under this arrangement, the company paid $35,000 in the year ended December 31, 2000.

     On various dates in 2000, the company's Senior Vice President, Corporate Development, entered into several short-term promissory notes to borrow funds from the company in anticipation of cash overrides due under the incentive compensation arrangement described above. As of December 31, 2000, three promissory notes were outstanding for an aggregate principal amount owed to the company of $69,379. The notes bear interest at the prime lending rate as published in The Wall Street Journal on the date of issuance of the notes plus one percent, or an annual rate of 10.5% for the notes outstanding at December 31, 2000.

      During 1998, 1999 and 2000, the company purchased $0.2 million, zero and zero, respectively, of products from its various manufacturing joint venture entities.

16.  Income Taxes:

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

     The company files consolidated federal tax returns and separate state tax returns. At December 31, 2000, the company had available net operating loss carry forwards of approximately $104.8 million and research and development credit carryforwards of $2.0 million for federal income tax purposes of which $10.5 million expire within the five years ended December 31, 2005 and $94.3 million expire at various dates December 31, 2006 through December 31, 2020. These net operating losses include $6.6 million of net operating losses of NCT Audio Products, Inc. during a period of time when NCT Audio Products, Inc. was not part of the consolidated group for tax purposes. The company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation.

     In addition, the net operating losses of acquired companies prior to their related acquisitions by the company have not been included above. These net operating losses would be limited under Section 382 of the Internal Revenue Code.

     The difference between the statutory tax rate of 34% and the company's effective tax rate of 0% is due to the increase in the valuation allowance of $1.4 million and $3.3 million in 1998 and 1999, respectively. In 2000, the difference is as follows:

      Statutory rate                                 (34.0)%
      State tax net of federal effect                 (5.6)
      Permanent differences                           15.9
      Effect of adjustments to prior
        year net operating loss carryforwards        (35.5)
      Other                                            2.0
      Increase in valuation allowance                 57.2
                                                   --------
                                                         -%
                                                   ========

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                   December 31,
                                             -------------------------
                                                1999          2000
                                             -----------    ----------
   Accounts receivable                       $     13       $     24
   Inventory                                      180             34
   Property and equipment                          82             68
   Accrued expenses                                58            170
   Stock compensation                           2,924          3,129
   Other                                          414            541
                                             -----------    ----------
      Total temporary differences            $  3,671       $  3,996
   Federal net operating losses                30,285         35,639
   Federal research and development credits     1,747          2,006
                                             -----------    ----------
                                             $ 35,703       $ 41,611
   Less: Valuation allowance                  (35,703)       (41,611)
                                             -----------    ----------
      Deferred taxes                         $      -       $      -
                                             ===========    ==========

17.  Litigation:

     On or about June 15, 1995, Guido Valerio filed suit against the Company in the Tribunal of Milan, Milan, Italy. Mr. Valerio alleged that (1) the Company is guilty of breach of contract; (2) certain amounts and commissions are allegedly owed to him; and (3) he had suffered damage to his image and reputation among other injuries alleged. The Company retained an Italian law firm specializing in litigation and, through its counsel, filed a reply brief responding to Mr. Valerio's allegations. The Company argued that even if the Tribunal were the appropriate forum for the suit, Mr. Valerio's claim is groundless because a valid contract was never formed. Further, the Company argued that Mr. Valerio is not enrolled in the official Register of Agents and, thus, under applicable Italian law is not entitled to any compensation. The Tribunal of Milan, sitting in full bench, heard the case on September 22, 1998. On May 4, 1999, the Company's Italian law firm informed the Company that the Tribunal of Milan had granted the Company's objection to lack of venue and had consequently rejected Mr. Valerio's claim and awarded the Company expenses in the amount of approximately $6,000.

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

     On or about December 30, 1998, AECorp. filed its answer to the company's complaint. AECorp. generally denied the above allegations and brought counterclaims against the Company. These include claims that the company has: infringed the two AECorp. patents at issue and the "ANR Ready" trademark; violated the Lanham Act through NCT's use of the trademark, and unfairly, competed with AECorp. by using the trademark.

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

     On June 10, 1998, Schwebel Capital Investments, Inc. ("SCI") filed suit in a Maryland state court against the company and Michael J. Parrella, its Chief Executive Officer and Director. The complaint alleges that the company breached, and Mr. Parrella interfered with, a purported contract entered into "in 1996" between the company and SCI. SCI claims that under the contract, the company agreed to pay SCI commissions when NCT received capital from its investors. The complaint further alleged that SCI is due commissions totaling $1.5 million because the company refused to honor SCI's right of first refusal. SCI seeks $1,673,000 in compensatory damages, $50,000 in punitive damages and $50,000 in attorneys' fees from the company. SCI also seeks $150,000 in compensatory damages, $500,000 in punitive damages and $50,000 in attorneys' fees from Mr. Parrella. The company has filed and the court has granted two motions to strike or dismiss some of the plaintiff's claims. The company has filed for dismissal of case with prejudice due to plantiff's failure to respond to request of production of documents. On April 2, 2001 the court ruled in favor of the plantiff setting aside the company's motion to dismiss with prejudice. A mediator is to be assigned to the case and a hearing in this matter has been scheduled for June 20, 2001. Management believes it has many meritorious defenses and intends to conduct a vigorous defense. In the event the case results in a substantial judgment against the company, however, the judgment could have a severe material effect on quarterly or annual operating results.

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

     On September 16, 1999, certain former shareholders and optionees (the "Claimants") of Advancel, a majority-owned subsidiary of the company, filed a Demand for Arbitration against the company with the American Arbitration Association in San Francisco, CA. On April 25, 2000, both parties reached a resolution of the matter. All parties withdrew all charges and claims with exception to the following. Regarding the Stock Purchase Agreement, NCT and Advancel did not release the Claimants from any claims arising out of or relating to Claimants' use, misuse, destruction or theft of NCT and/or Advancel's property, confidential information, trade secrets or intellectual property or any claims arising out of or relating to the Proprietary Information and Invention Agreements. Also, NCT and Advancel did not release Claimants from any of their obligations under the Non-compete Covenants. NCT has no further obligations to the Claimants under the Stock Purchase Agreement as a result of the resolution of this matter which was of no financial or other consequence to the company.

     On September 16, 1999, NCT Audio filed a Demand for Arbitration before the American Arbitration Association in Wilmington, Delaware, against TST and TSA (the "Respondents") alleging, among other things, breach of the asset purchase agreement by which TSA was to sell its assets to NCT Audio, breach of fiduciary duty as a majority shareholder owed to NCT Audio which holds 15% of the outstanding stock of TSA, and breach of obligation of good faith and fair dealing. NCT Audio seeks recision of the purchase agreement and recovery of monies paid to TST for TSA's assets. Concurrently, NCT Audio commenced a preliminary injunction proceeding in the Delaware Court of Chancery, seeking to prevent TST from selling TSA's assets to Onkyo America pending completion of the arbitration proceeding. Such court action was subsequently withdrawn by NCT Audio. On December 8, 1999, Respondents filed an answer and counterclaim in connection with the arbitration proceeding. Respondents asserted their counterclaim to recover (i) the monies and stock owned under the extension agreements; (ii) the $1 million differential between the $9 million purchase price paid by Onkyo America for TSA's assets and the $10 million purchase price that NCT Audio had been obligated to pay; (iii) expenses associated with extending NCT Audio's time to close the transaction; and (iv) certain legal expenses incurred by Respondents. There is a preliminary schedule of arbitration for May 2001.

     The company believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on financial position and results of operations of the company.

18.  Commitments and Contingencies:

     Leases:

     The company is obligated for minimum annual rentals under operating leases for offices, warehouse space and laboratory space, expiring through March 2010 with various renewal options, as follows (in thousands):


                     Year Ending
                      December 31,         Amount
                -----------------------  -----------
                         2001             $  1,138
                         2002                1,147
                         2003                1,002
                         2004                  739
                         2005                  747
                      Thereafter             3,341
                                         -----------
                        Total             $  8,114
                                         ===========

     Rent expense (net of sublease income) was $0.6 million, $0.6 million and $1.1 million for the years ended December 31, 1998, 1999 and 2000, respectively.

     Benefit Plan Liability:

     In April 1996, the company established the Noise Cancellation Employee Benefit Plan (the "Benefit Plan") which provides, among other coverage, certain health care benefits to employees and directors of the company's United States operations. The company administers this modified self-insured Benefit Plan through a commercial third-party administrative health care provider. The company's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $1.0 million, while combined individual and family benefit exposure in each Benefit Plan fiscal year is limited to $40,000. Benefit claims in excess of these individual or maximum aggregate stop loss limits are covered by a commercial insurance provider to which the company pays a nominal premium for such stop loss coverage. The company records benefit claim expense in the period in which the benefit claim is incurred. As of April 9, 2001, the company was not aware of any material benefit claim liability.

     Employment Contracts:

     In connection with the acquisition of MIS by Midcore, the company entered into employment agreements (the "agreements") with Jerry Metcoff, David Wilson and Barry Marshall-Johnson, the principal shareholders of MSI. The agreements are each for a term of three years. Compensation and benefits called for in the agreements for Jerry Metcoff and David Wilson are an annual base salary of $100,000, an annual bonus of at least $50,000, subject to the achievement of certain bonus criteria and at the discretion of the board of directors of NCT, granting of incentive stock options to purchase common shares of NCT. Compensation and benefits called for in the agreement for Barry Marshall-Johnson include an annual base salary of (pound) 52,236, commissions of 5% of the face amount of purchase orders for Midcore's or affiliates' products or services derived from a predetermined territory and at the discretion of the board of directors of NCT, and granting of incentive stock options to purchase common shares of NCT.

     In connection with the acquisition of TRN, on August 24, 2000, the company entered into separate employment agreements (the "TRN agreements") with Allan Martin, former CEO and shareholder of TRN, as CEO of DMC Cinema, Inc. and Robert Crisp, former President and shareholder of TRN, as President of DMC Cinema and Executive V.P. Sales of DMC and subsidiaries. The TRN agreements shall have a term expiring on June 30, 2003. For Mr. Martin, compensation called for in the TRN agreements is an annual base salary of $135,000, with an incentive cash award of up to 75% of his salary based upon the satisfaction of targets established by management and approved by the DMC board of directors on or before January 31 of each year for such year. For Mr. Crisp, compensation called for in the TRN agreements is an annual base salary of $120,000, with an incentive cash award to be further negotiated during the second quarter of 2001. Mr. Crisp shall also receive as additional compensation, sales commissions on gross advertising revenue as follows; (a) 5% of the gross amount of all advertising procured by Mr. Crisp and (b) 3% of the gross amount of all other advertising sales with respect to the business of DMC and subsidiaries.. In addition, in exchange for industry knowledge, DMC granted "Founder's" stock equal to 4 1/16% of DMC Cinema's fully paid and non-assessable voting common stock to each. Benefits granted to each include medical benefits in accordance with NCT corporate policy, a monthly automobile allowance of $450.00 and four
(4) weeks, paid vacation, accrued in accordance with the provisions of the TRN agreements. The TRN agreements also state that DMC stock options shall be granted at the discretion of the board of directors of DMC to purchase common shares of DMC.


     Minimum Royalty Commitments:

     As of December 31, 2000, the company is obligated under various agreements for minimum royalty payments of $60,000 for each of the years ended December 31, 2001, 2002, 2003 and 2004.

   19.Business Segment Information:

                                                                 (In thousands of dollars)
                                                                            Segment
                                ----------------------------------------------------------------------------------
                                                                              Total                        Grand
                                    Media    Communications    Technology    Segments         Other        Total
                                ----------------------------------------------------------------------------------
For the year ended
December 31, 2000:
Net Sales - External             $   1,145     $   1,255      $      -      $    2,400     $    512    $   2,912
Net Sales - Other Operating
  Segments                             331           887             -           1,218       (1,218)           -
License Fees and Royalties           2,065         2,988         3,550           8,603        1,325        9,928
Interest Income/(Expense), net        (286)          (52)          (27)           (365)      (1,484)      (1,849)
Depreciation/Amortization              203           277            17             497        1,517        2,014
Operating Income (Loss)             (3,333)       (2,740)        2,986          (3,087)      (7,237)     (10,324)
Segment Assets                      12,786        19,218         5,743          37,747        1,635       39,382
Capital Expenditures                    27            75             -             102          220          322

For the year ended
December 31, 1999:
Net Sales - External             $     856     $     712      $  1,069      $    2,637     $    874    $   3,511
Net Sales - Other Operating
  Segments                               4           866             -             870         (870)           -
License Fees and Royalties           1,356           157         1,100           2,613          939        3,552
Interest Income, net                   167             1             -             168         (142)          26
Depreciation/Amortization               14            43            16              73        1,897        1,970
Operating Income (Loss)            (13,418)       (3,328)       (1,453)        (18,199)      (5,572)     (23,771)
Segment Assets                       3,191         1,955           728           5,874        7,503       13,377
Capital Expenditures                    26             4             3              33           18           51

For the year ended
December 31, 1998:
Net Sales - External             $     383     $   1,219         $ 69       $    1,671     $    851    $   2,522
Net Sales - Other Operating
  Segments                               2         1,136            -            1,138       (1,138)           -
License Fees and Royalties             350            86          200              636          166          802
Interest Income, net                   110            15            -              125          313          438
Depreciation/Amortization                5            38            8               51          979        1,030
Operating Income (Loss)             (4,359)       (3,709)        (658)          (8,726)      (5,457)     (14,183)
Segment Assets                       6,752         2,667          922           10,341        5,124       15,465
Capital Expenditures                    33           110           34              177          371          548


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

     Cinema:

     Cinema provides entertainment audio programming in multiplex cinemas nationwide All programming now being delivered to each theater will be converted to the Sight and Sound system which allows for remote delivery of programming and advertising to all sites, improving efficiency and enabling the quick execution of programming changes. The Sight and Sound system also continually adjusts volume based on background noise so that the audio is always maintained at a foreground level.

COMMUNICATIONS:

     NCT Hearing:

     NCT Hearing designs, develops and markets active noise reduction ("ANR") headset products to the communications headset market and the telephony headset market. The product lines include the NoiseBuster(R) product line and the ProActive(R) product line. The NoiseBuster(R) products consist of the NoiseBuster Extreme!(TM), a consumer headset, the NB-PCU, a headset used for in-flight passenger entertainment systems; and communications headsets for cellular, multimedia and telephony. The ProActive(R) products consist of noise reduction headsets and communications headsets for noisy industrial environments. The majority of NCT Hearing's sales are in North America. Principal customers consist of end-users, retail stores, OEMs and the airline industry.

     Pro Tech:

     The principal activity of Pro Tech is the design, development and manufacture of light-weight telecommunications headsets and new audio technologies for applications in fast-food, telephone and other commercial applications. It currently has marketing agreements with major companies in the fast food industry and catalog and Internet site distributors of telephone equipment, primarily in North America.

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

     Other:

     The Net Sales - Other Operating Segments primarily consist of intercompany sales and items eliminated in consolidation. Other also includes the
telecommunications   market  and  in  particular  the  hands-free  market.  The communications technology includes ClearSpeech(R)-Acoustic Echo Cancellation and ClearSpeech(R)-Compression.

     Certain items are maintained at the company's corporate headquarters (Corporate) and are not allocated to the segments. They primarily include most of the company's debt and related cash and equivalents and related net interest expense, certain litigation liabilities and certain non operating fixed assets. With respect to depreciation and amortization the differences between the segment totals and consolidated totals relates to assets maintained at corporate.


20.  Geographical Information (by country of origin) -
     Total Segments (in thousands):

                                             December 31,
                              -------------------------------------------
                                 1998          1999           2000
                              ------------  ------------  -------------
     Revenues
        United States          $   3,209     $   3,174     $  11,322
        Europe                        71         3,755         1,250
        Far East                      44           134           268
                              ------------  ------------  -------------
             Total             $   3,324     $   7,063     $  12,840
                              ============  ============  =============
     Net (Income) Loss
        United States          $  13,728     $  23,353     $  10,133
        Europe                        12           (86)         (117)
        Far East                     443           504           308
                              ------------  ------------  -------------
           Total               $  14,183     $  23,771     $  10,324
                              ============  ============  =============
     Identifiable Assets
         United States         $  15,166     $  13,174     $  39,237
         Europe                      218           164           145
         Far East                     81            39             -
                              ------------  ------------  -------------
             Total             $  15,465     $  13,377     $  39,382
                              ============  ============  =============


21.      Subsequent Events (unaudited):

     On January 9, 2001, our subsidiary, Artera Group, Inc., formerly known as NCT Networks, Inc., entered into a subscription agreement with six accredited investors pursuant to a private placement of $5.0 million of its convertible notes. Artera plans to use the proceeds from the issuance of the notes for working capital purposes. The consideration from investors for the convertible notes aggregated approximately $2.5 million and consisted of cash, nonrecourse notes secured by Teltran common stock and 1,190,476 shares of Pro Tech common stock. The Artera convertible notes mature January 9, 2002 and bear interest at 6% per annum, payable at maturity. Such convertible notes are convertible into shares of Artera common stock by dividing the principal to be converted by 100% of the average of the three lowest closing bid prices for the Artera common stock on the principal market or exchange where the Artera common stock is listed or traded for the 10 trading days prior to the conversion. Pursuant to an exchange rights agreement entered into by NCT and the holders of the Artera convertible notes, such notes are exchangeable for shares of NCT common stock from and after May 9, 2001 at an exchange price per share of 100% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. NCT registered 20 million shares of common stock that NCT may be obligated to issue upon the exchange of the Artera convertible notes.

     On January 23, 2001, Artera entered into an agreement with Teltran to acquire all of the capital stock of Teltran's subsidiary, the Web Factory, Limited, a U.K. based company involved in Internet-based communications for small companies, and certain other assets. Artera agreed to pay Teltran and its investors up to $0.4 million in cash and up to 4,940,000 stated value in pounds sterling of Artera's Series A Convertible Preferred Stock. Artera completed its acquisition of the Web Factory in March 2001.

     On January 25, 2001, NCT defaulted on the repayment of $1.0 million of secured convertible notes. Under the terms of default provision of the note the company may be obligated to issue 1,034,972 shares of common stock (see Note
10).

     On April 14, 2001, NCT defaulted on the repayment of the $0.5 million promissory note entered into on February 13, 2000 (see Note 10).

     On January 11, 2001, the company, DMC and PRG entered into a resolution agreement, known as the Agreement, to exercise the NCT warrant issued pursuant to the warrant agreement as modified, and to exchange common stock in NCT ("Warrant Stock") in exchange therefore: (i) the terms under which NCT will register the stock received upon the exercise of such warrant for sale, (ii) the terms under which PRG will purchase 4% of the common stock of DMC for the consideration provided herein, (iii) the terms under which the parties will settle certain invoices and (iv) the terms under which NCT will purchase the equipment covered by the lease agreement. NCT will file to register the Warrant Stock as provided in the agreement and PRG or the escrow agent will sell such stock with proceeds to be distributed as provided (1) DMC shall pay PRG on or before May 31, 2001 $0.9 million in satisfaction of the Promissory Note dated November 30, 2000. (2) DMC shall pay PRG $0.1 million for the documented invoices ("invoices") in excess of the $0.9 million satisfied in (1) above. DMC shall pay PRG $0.8 million for the purchase of 105 DBS Systems and 680 speakers currently under lease. Provided that PRG receives at least one-third of the total amount payable no later than each of January 31, 2001, March 31, 2001 and May 31, 2001 lease payments will continue through January 31, 2001 at the current rates provided under the lease agreement and will terminate at such time. Such payments will be applied first to the equipment purchase, next to the lease payments through January 31, 2001 (or subsequent thereto if NCT defaults on its obligation hereunder) next to the payment of invoices, next to the payment of interest and principal on the convertible note. Finally, to the amount, if any, due with respect to the warrant shares residual value. Upon satisfaction of all the terms of the resolution agreement, PRG releases NCT and DMC from any and all obligations including but not limited to exclusivity of service and source requirements and all agreements between the parties will be terminated. Upon completion of payments provided within the agreement, the warrant stock shall be deemed to be cancelled and PRG's rights thereunder shall have no further effect. The company has not paid the January 31, 2001 and March 31, 2001 installments and is currently in default of the Agreement.

     On February 5, 2001, a former shareholder of TRN filed suit against TRN's former Chief Executive Officer and President and TRN in the Circuit Court of the Sixth Judicial District for Pinellas County, Florida. The plaintiff's complaint alleges that TRN breached an alleged oral escrow agreement arising out of the sale of TRN stock to Cinema by TRN's shareholders to the plantiff and seeks unspecified damages. On March 7, 2001, TRN filed a motion to provide additional time to respond to the complaint through April 6, 2001, which was granted by the court on March 13, 2001. On April 4, 2001 the company filed for dismissal of case with prejudice due to plantiff's failure to state a claim upon which relief may be granted. TRN denies the material allegations of the complaint and intends to vigorously defend the action.

     On January 29, 2001, NCT Video received formal written notice of default from ADT of a material obligation with respect to the product development and license agreement, known as the agreement, entered into on September 28, 2000, by the two companies. Upon receipt of this notice of default, NCT Video has sixty (60) days to cure its default as described in the agreement. In the event NCT Video fails to cure the default, the agreement and the letter addendum thereto will automatically terminate upon the conclusion of the sixtieth (60) day, and ADT shall have no further obligations thereunder. As part of the company's effort to cure the default, on February 20, 2001 the company agreed to issue 187,500 shares of Pro Tech common stock in payment of $75,000. Such amount represents one-half of the initial installment of the development fee due to ADT.

     On March 30, 2001, NCT and NXT plc ("NXT"), a fully listed company on the London Stock Exchange, entered into an agreement to reorganize the existing cross license agreements between the two companies. The agreements, that began in 1997, relate to flat panel speaker technology. Under the new agreements, NCT will receive 2 million ordinary NXT shares in consideration for the cancellation of the 6% royalty payable by NXT to NCT Audio Products. The NXT shares to be issued have a value of approximately $9.2 million. Additionally, ownership of certain intellectual property, the rights to which were previously granted NXT, has been transferred to NXT. NXT has licensed NCT and its subsidiaries with certain NXT and all NCT developed intellectual property. NXT will design a low-cost flat panel speaker for use by Distributed Media Corporation International, Ltd. (DMCI) a wholly-owned subsidiary of DMC formed in 2001. Also under the new agreements, NXT will transfer its 4.8% equity holding in NCT Audio to NCT in settlement of the exercise price otherwise payable on the exercise of the option NXT has on 3.9 million shares of NCT's common stock (see Note 5).

     On April 12, 2001, the company entered into certain agreements with Crammer. The private equity credit agreement and associated warrant dated September 27, 2001 (see Note 13), were cancelled and replaced by a private equity credit agreement and warrant with terms similar to those of the September 27, 2001 agreement. The company's obligation to issue its common stock under the new private equity credit agreement is subject to stockholder approval of an increase in the number of authorized shares of the company's common stock issuable. The company also entered into (1) an exchange agreement and a securities purchase agreement to acquire from Crammer $4.0 million of the common stock of DMC New York, Inc., known as DMC-NY, in exchange for $1.0 million in cash, approximately 13.3 million shares of the comapny's common stock, and a $1.0 million convertible note payable to Crammer, and (2) two registration rights agreements, one relating to the private equity credit agreement and the other relating to to the exchange agreement and the shares of the company's common stock which may be issued in payment of the above mentioned convertible note. The company has also agreed to acquire from Crammer in July 2001 an additional $1.0 million of common stock of DMC-NY for $1.0 million in cash or other marketable securities. Furthermore, NCT Video Displays, Inc., known as NCT Video, has issued a $0.5 million note payable to Crammer in consideration of $0.5 million in cash previously received from Crammer. The NCT Video note is convertible into the common stock of NCT Video or exchangeable into the company's common stock pursuant to the provisions of the note and a related exchange rights agreement.

22.         Selected Quarterly Financial Data (Unaudited):

     The following tables contain selected quarterly financial data for each quarter of 1999 and 2000. The company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

                                                                                   Year Ended December 31, 2000
                                                                     1st Quarter  2nd Quarter  3rd Quarter  4th Quarter    Total
                                                                     ----------- ------------ ------------ ------------- ----------
Net revenue                                                          $     568    $    835     $   8,009    $  3,428     $  12,840
Gross profit (loss)                                                        (55)        467         7,127       2,305         9,844
Net loss attributable to common stockholders                            (7,211)     (3,284)        (319)      (4,296)      (15,110)
Loss attributable to common stockholders per basic/diluted share     $   (0.03)   $  (0.01)    $  (0.00)    $  (0.01)    $   (0.05)


                                                                                 Year Ended December 31, 1999
                                                                     1st Quarter 2nd Quarter  3rd Quarter  4th Quarter    Total
                                                                     ----------- ------------ ------------ ------------- ----------
Net revenue                                                          $   4,183    $   1,721    $     710    $    449     $   7,063
Gross profit (loss)                                                      3,241          677         (685)     (1,153)        2,080
Net loss attributable to common stockholders                            (7,256)      (6,461)     (12,413)     (8,702)      (34,832)
Loss attributable to common stockholders per basic/diluted share     $   (0.05)   $   (0.04)   $   (0.06)   $  (0.03)    $   (0.18)


INDEPENDENT AUDITORS' REPORT ON SCHEDULE II




Board of Directors
NCT Group, Inc.


We have audited the basic consolidated financial statements of NCT Group, Inc. and Subsidiaries for the year ended December 31, 2000. Our audit was conducted for the purpose of forming an opinion on those financial statements taken as a whole. The information included on Schedule II is the responsibility of management, and although not considered necessary for a fair presentation of financial position, results of operations, and cash flows is presented for additional analysis and has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, the information included on Schedule II relating to the year ended December 31, 2000 is fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole. Also, such schedule presents fairly the information set forth therein in compliance with the applicable accounting regulations of the Securities and Exchange Commission.



/s/ GOLDSTEIN GOLUB KESSLER LLP
--------------------------------
    Goldstein Golub Kessler LLP

New York, New York
April 9, 2001

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II

Board of Directors and Stockholders of
NCT Group, Inc.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements of NCT Group, Inc. as of December 31, 1999 and for each of the years in the two-year period ended December 31, 1999 taken as a whole. The information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ RICHARD A. EISNER & COMPANY, LLP
------------------------------------
Richard A. Eisner & Company, LLP

New York, New York
February 25, 2000

                                    SCHEDULE II
NCT GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands of
dollars)

-----------------------------------------------------------------------------------------------------------
        Column A                      Column B            Column C               Column D      Column E
-----------------------------------------------------------------------------------------------------------
                                                   Charged     Charged to
                                       Balance at   in costs     other                           Balance at
                                      beginning       and      accounts-         Deductions-     end of
       Description                    of period    expenses   describe          describe        period
------------------------------------  -----------  ---------  -------------     ------------   ------------
Year ended December 31, 1998          $    38     $  232      $   (42)     (2)   $     -       $   228
Year ended December 31, 1999              228         77          (83)     (2)      (139)           83
Year ended December 31, 2000              102(7)      25          (22)     (2)       (35) (3)       70
Allowance for doubtful accounts

Year ended December 31, 1998          $   472     $  365      $  (329)     (1)   $     -       $   508
Year ended December 31, 1999              508         21            -      (1)         -           529
Year ended December 31, 2000              529        100         (529)     (6)         -           100
Allowance for inventory obsolescence

Year ended December 31, 1998          $ 3,447     $  482      $     -            $  (655) (4)  $ 3,274
Year ended December 31, 1999            3,274        410            -                  -         3,684
Year ended December 31, 2000            4,042(7)     334            -                (24) (8)    4,352
Accumulated depreciation

Year ended December 31, 1998          $     -     $   68      $     -            $     -       $    68
Year ended December 31, 1999               68        970        3,125      (5)         -         4,163
Year ended December 31, 2000            4,163      1,019            -                  -         5,182
Accumulated Amortization of goodwill

Year ended December 31, 1998          $ 1,813     $  480      $     -            $     -       $ 2,293
Year ended December 31, 1999            2,293        585            -                  -         2,878
Year ended December 31, 2000            2,878        658            -                  -         3,536
Accumulated Amortization of patents

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

(6)  To apply to specific prior year-end inventory items.

(7)   Increase from year-end due to acquisitions.

(8)   To write off fixed asset dispositions against reserve.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCT GROUP, INC.


By:   /s/ MICHAEL J. PARRELLA                           Date: April 16, 2001
      -------------------------------
          Michael J. Parrella,
          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                   Capacity          Date
 -------------------------------------------------------------------------


 /s/ MICHAEL J. PARRELLA          Chairman of the Board    April 16, 2001
------------------------------    of Directors and Chief
     Michael J. Parrella          Executive Officer
                                  Director (Principal
                                  Executive Officer)

 /s/ IRENE LEBOVICS               President and Secretary  April 16, 2001
 -----------------------------
     Irene Lebovics

 /s/ CY E. HAMMOND                Senior Vice President    April 16, 2001
 -----------------------------    and Chief Financial
     Cy E. Hammond                Officer (Principal
                                  Financial and
                                  Accounting Officer)

 /s/ JAY M. HAFT                      Director             April 16, 2001
 -----------------------------
     Jay M. Haft

 /s/ JOHN J. McCLOY II                Director             April 16, 2001
 -----------------------------
     John J. McCloy II


 /s/ SAMUEL A. OOLIE                  Director             April 16, 2001
 -----------------------------
     Samuel A. Oolie