Form 10-K/A
period 2000-12-31
NCT GROUP INC
filed 2001-04-30
CIK 722051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended  December 31, 2000
                           -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to ___________

                         Commission File Number 0-18267

                                 NCT Group, Inc.
                                 ---------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             59-25010
------------------------------                           -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation organization)                                 Identification No.)

20 Ketchum Street, Westport,                                           06880
----------------------------------------                             -----------
(Address of principal executive offices)                             (Zip Code)

                                 (203) 226-4447
                                 --------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12 (g) of the Act:
                         Common Stock, $.01 par value.
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes /_/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
nonaffiliates of the Registrant was $48.4 million as of April 23, 2001.

The number of shares outstanding of the Registrant's common stock is 358,672,245 as of April 23, 2001.

                                EXPLANATORY NOTE

NCT Group, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2000 to include Items 10, 11, 12 and 13 of Part III.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of NCT as of March 31, 2001.

 Name                        Age             Positions and Offices
------                      ----            -----------------------
 Michael J. Parrella         53   Chairman of the Board of Directors and
                                  Chief Executive Officer
 Jay M. Haft                 65   Director
 John J. McCloy II           63   Director
 Samuel A. Oolie             64   Director
 Cy E. Hammond               46   Senior Vice President, Chief Financial
                                  Officer, Treasurer and Assistant Secretary
 Irving M. Lebovics          50   Senior Vice President, Global Sales
 James A. McManus            61   President and Chief Executive Officer of
                                  Distributed Media Corporation
 Irene Lebovics              48   President and Secretary
 Michael A. Hayes, Ph.D.     48   Senior Vice President, Chief Technical Officer
 Jonathan M. Charry, Ph.D.   53   Senior Vice President, Corporate Development


     Michael J. Parrella currently serves as Chief Executive Officer of the company and Chairman of the Board of Directors. Mr. Parrella was elected Chairman of the Board of Directors of the company on April 21, 2000, on which date he relinquished the position of President. From November 1994 to July 1995, Mr. Parrella served as Executive Vice President of NCT. Prior to that, from February 1988 until November 1994, he served as President and Chief Operating Officer of the company. He initially became a director in 1986 after evaluating the application potential of NCT's noise cancellation technology. At that time, he formed an investment group to acquire control of the Board of Directors and to raise new capital to restructure NCT and its research and development efforts. Mr. Parrella also serves as Chief Executive Officer and Acting President of NCT Audio Products, Inc., known as NCT Audio, a subsidiary of the company, a position to which he was elected on September 4, 1997. He became a director of NCT Audio on August 25, 1998. On January 5, 2001, Mr. Parrella was elected Acting Chief Executive Officer of Advancel Logic Corp., known as Advancel, a subsidiary of the company. Mr. Parrella is a director of Advancel, serves as Chairman of the Board of Distributed Media Corporation, known as DMC, a subsidiary of the company, and serves as Chairman of the Board of NCT Hearing Products, Inc., known as NCT Hearing, a subsidiary of the company. During 2000, Mr. Parrella became a director of NCT subsidiaries acquired in 2000, including Midcore Software, Inc. and Pro Tech Communications, Inc. and subsidiaries formed in 2000, including DMC Cinema, Inc., a subsidiary of DMC., NCT Video Displays, Inc., known as NCT Video, DMC New York, Inc., known as DMC-NY, ConnectClearly.com, Inc., known as CCC, DMC HealthMedia, Inc., and Artera Group, Inc., known as Artera.

     Jay M. Haft currently serves as a director of NCT and had served as Chairman of the Board of Directors of the company until April 21, 2000. From November 1994 to July 1995, he served as President of the company. He also serves as a director of the company's subsidiaries, NCT Audio, DMC, Advancel and NCT Hearing. Mr. Haft is a strategic and financial consultant for growth stage companies. He is currently of counsel to Parker Duryee Rosoff & Haft, in New York. He was previously a senior corporate partner of such firm (1989-1994) and prior to that, a founding partner of Wofsey, Certilman, Haft et al (1966-1988). Mr. Haft is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. He is a Managing General Partner of Gen Am "1" Venture Fund, an international venture capital fund. Mr. Haft is a director of numerous public and private corporations, including RVSI, Inc. (OTC), DCAP Group, Inc. (OTC), Encore Medical Corporation (OTC), Viragen, Inc. (OTC), PC Service Source, Inc. (OTC), DUSA Pharmaceuticals, Inc. (OTC), Oryx Technology Corp. (OTC), and Thrift Management, Inc. (OTC). Mr. Haft serves as Treasurer of the Miami City Ballet and as a Trustee of Florida International University.

     John J. McCloy II currently serves as a director of NCT. He served as Chief Executive Officer of the company from September 1987 to November 1994 and as Chairman of the Board of Directors of the company from September 1986 to November 1994. In addition, he served as NCT's Chief Financial Officer from November 1990 to February 1993 and as its Secretary-Treasurer from October 1986 to September 1987. Mr. McCloy was appointed a director of NCT Audio on November 14, 1997. Since 1981, he has been a private investor concentrating on venture capital and early stage investment projects in a variety of industries. Mr. McCloy is the Chairman of Mondial Ltd. and Unified Waste Services. He is a director of American University in Cairo and the Sound Shore Fund, Inc.

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

     Cy E. Hammond currently serves as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of NCT. He joined NCT as Controller in January 1990 and was appointed a Vice President in February 1994. Mr. Hammond also serves as Acting Chief Financial Officer and Treasurer of NCT Audio, a position to which he was elected on September 4, 1997, and Acting Chief Financial Officer, Treasurer and Assistant Secretary for Advancel, a position to which he was elected on January 5, 2000. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations. Mr. Hammond is also a director of Pro Tech Communications, Inc., NCT Video Displays, Inc., DMC New York, Inc., Artera Group International, Noise Cancellations Technologies (Europe), Inc. and ConnectClearly.com, Inc.

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

     Irene Lebovics currently serves as a director, President and Secretary of NCT and President of NCT Hearing. On April 25, 2001, the Board of Directors unanimously approved the appointment of Ms. Lebovics as a director of NCT. On January 5, 2000, Ms. Lebovics was elected Acting Chief Marketing Officer and Secretary of Advancel. She joined NCT as Vice President of NCT and President of NCT Medical Systems in July 1989. In January 1993, she was appointed Senior Vice President of the company. In November 1994, Ms. Lebovics became President of NCT Hearing. In 1999, Ms. Lebovics was appointed as Executive Vice President. In April 2000, she became President of NCT. She has held various positions in product marketing with Bristol-Myers, a consumer products company, and in advertising with McCaffrey and McCall. Ms. Lebovics is the spouse of Irving Lebovics, NCT's Senior Vice President of Global Sales. Ms. Lebovics also serves as director of Distributed Media Corporation, ConnectClearly.com, Inc., NCT Hearing Products, Inc., NCT Video Displays, Inc., DMC New York, Inc., Artera Group International Limited, Midcore Software, Inc., Advancel Logic Corporation, Pro Tech Communications, DMC HealthMedia, Inc. and DMC Cinema, Inc.

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

Committees of the Board of Directors

     Our  Board  of  Directors  has  established  an  Executive   Committee,   a
Compensation Committee and an Audit Committee.

     The Executive Committee was appointed by the Board of Directors on July 13, 2000 and is comprised of Messrs. Haft and Parrella. If and as may be necessary, the Executive Committee has the authority and responsibility of acting in the place and stead and on behalf of a Chief Executive Officer of the company and of exercising all the powers of that office.

     The Compensation Committee, which was appointed by the Board of Directors on July 13, 2000, reviews and determines the compensation policies, programs and procedures of the company as they relate to NCT's senior management and is presently comprised of Messrs. McCloy and Oolie. The Board of Directors determines, and thereby establishes and provides for the administration of stock option plans, matters relating to the grant or issuance of warrants or options to acquire shares of the company's common stock and other securities of the company or rights to acquire other derivative securities of the company.

     The Audit Committee is responsible for the review of the activities of the company's independent auditors. The Audit Committee is composed of Messrs. McCloy and Oolie. The NCT Board of Directors has adopted a written charter for the Audit Committee. In addition, the Board of Directors has determined that all of the Audit Committee members are independent.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the company's officers and directors, and persons who own more than 10% of a registered class of the company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors and greater than 10% shareholders are required by regulations of the SEC to furnish the company with copies of all such reports. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no reports were required for those persons, the company believes that all filing requirements applicable to its officers, directors, and greater than 10% shareholders were complied with during the period from January 1, 2000 to December 31, 2000, except that Jonathan Charry did not timely file a report on Form 3 when be became Senior Vice President, Corporate Development, but Dr. Charry subsequently filed a report on Form 5 to report his initial beneficial ownership. In addition, grants of options made in July 2000 under the 1992 Plan to the following executive officers and directors: Messrs. Parrella, Haft, McCloy, Oolie, Hammond, Charry, McManus, Siomkos, Lebovics, Hayes and Ms. Lebovics were not timely reported on Form 4 as required but were subsequently reported on Form 5.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Compensation and Summary Compensation Table

     Set forth below is certain information for the three fiscal years ended December 31, 2000, 1999 and 1998 relating to compensation received by the company's Chief Executive Officer and the other four most highly compensated officers of the company whose total annual salary and bonus for the fiscal year ended December 31, 2000 exceeded $100,000 (collectively the "Named Executive Officers").

                                                                                         Securities
                                                                                         Underlying            All
 Name and Principal                                                  Other Annual      Options/Warrants       Other
      Position                         Year   Salary ($)  Bonus ($)  Compensation ($)       SARs (#)       Compensation
------------------------------------- -----  ----------  ---------  ----------------  ----------------   --------------

Michael J. Parrella                    2000   $136,667    $363,000        $20,688         20,664,634 (1)     $ 7,198 (4)
  Chief Executive                      1999    120,000     168,678         22,008          6,812,000 (2)       6,418 (4)
  Officer and                          1998    120,000     205,889         20,615         12,000,000 (3)       5,918 (4)
  Chairman of the Board

Cy E. Hammond                          2000    101,167     133,659         12,000          1,248,742 (6)           -
  Senior Vice President,               1999     94,000      92,941         12,000            175,000 (7)           -
  Chief  Financial Officer,            1998     94,000      42,570         12,000            500,000 (3)           -
  Treasurer and Assistant Secretary

Jonathan M. Charry                     2000    200,000 (8)  34,539 (8)          -          1,378,049 (8)           -
  Senior Vice President,
  Corporate Development

James A. McManus                       2000    197,917           -              -            275,610 (5)           -
  President and Chief                  1999    101,846      59,410 (9)          -            250,000               -
  Executive Officer,
  Distributed  Media Corporation
Paul D. Siomkos (10)                   2000    150,000           -         12,000            169,207 (5)           -
  Senior Vice President,               1999    150,000           -         12,000            150,000               -
  Operations                           1998    105,192 (11) 78,125          8,367          1,000,000 (3)           -

(1) Mr. Parrella served as NCT's President and Chief Executive Officer until April 21, 2000 when he was appointed as Chairman of the Board of Directors and relinquished the position of President. Includes grants subsequently cancelled by the Board of Directors as outlined in Note (5) below.

(2) In addition to a grant under the 1992 Plan for the purchase of 5,000,000 shares, includes replacement grants of warrants and options which would have otherwise expired in 1999. Includes a warrant to purchase 862,500 shares of the company's common stock and an option granted under the 1987 Plan to purchase 250,000 shares of the company's common stock as new grants due to the extension of the expiration dates from 1999 to February 1, 2004. In addition, includes various options under the 1992 Plan to acquire 699,500 shares of the company's common stock as new grants due to the extension of expiration dates from 1999 to February 1, 2004.

(3) On December 4, 1998, the following options were cancelled: as to Mr. Parrella, 6,000,000 shares; as to Mr. Hammond, 250,000 shares; and as to Mr. Siomkos, 500,000 shares. Such options had been granted to employees on various dates in 1998 at exercise prices up to $1.0625 per share and were replaced by new grants for the same number of shares on December 4, 1998 at an exercise price of $0.3125 per share, the then fair market value of the stock.

(4) Consists of annual premiums for a $2.0 million personal life insurance policy paid by the Company on behalf of Mr. Parrella.

(5) Includes grants from January 2000 that were forfeited by the grantees on July 13, 2000 as follows: Mr. Parrella, 6,500,000 shares; Mr. Hammond, 250,000 shares; Mr. McManus, 100,000 shares; and Mr. Siomkos, 75,000 shares. These options had been granted in January 2000 at an exercise price of $0.41 per share, subject to shareholder approval of an increase in the number of shares available under the 1992 Plan. On July 13, 2000, the shareholders approved the necessary increase in shares available under the 1992 Plan. On that day, the price of NCT common stock was $0.515. The Board accepted the forfeitures of the January grants and issued new grants at an exercise price of $0.515 per share with the number of new options granted increased to an amount equal to the number of shares under the January 2000 grant times a factor of 1.2561.

(6) In addition to a grant subsequently forfeited as outlined in Note (5) above, includes 184,718 shares under replacement grants of options which would have otherwise expired in 2000.

(7) Includes a warrant to purchase 25,000 shares of the Company's common stock as a new grant due to the extension of the expiration date from 1999 to February 1, 2004.

(8) Dr. Charry, Senior Vice President, Corporate Development, was hired effective January 3, 2000. In accordance with his letter of employment and incentive bonus arrangement, Dr. Charry was granted an initial stock option to acquire 500,000 shares at $0.16 per share. His salary is paid at the rate of $150,000 per annum and a guaranteed draw against future commissions of $50,000. In addition, Dr. Charry is eligible for an incentive bonus based upon specified performance milestones and overrides on certain financings and licensing or strategic alliance agreements.

(9) Mr. McManus, President and Chief Executive Officer of the company's subsidiary, Distributed Media Corporation, was hired effective March 1, 1999. Prior to that and from May 1998, Mr. McManus served as a consultant to DMC. In accordance with his letter of employment, Mr. McManus is paid a salary at the rate of $120,000 per annum and a guaranteed first year bonus of $70,000. His compensation is subject to 5% annual increases thereafter. The amount herein represents payments for the period employed in 1999.

(10) On January 30, 2001, Mr. Siomkos resigned as Senior Vice President, Operations.

(11) Mr. Siomkos was employed by the company effective March 23, 1998. The 1998 bonus represents the fair market value on the date of award of 100,000 shares of the company's common stock issued in connection with his offer of employment.

Stock Options and Warrants

The following table summarizes the Named Executive Officers' stock option and warrant activity during 2000:

                      Options and Warrants Granted in 2000

                                                                                   Potential Realized Value
                         Shares          Percent of                                  at Assumed Annual
                       Underlying       Total Options                               Rates of Stock Price
                        Options         And Warrants                               Appreciation for Option
                          and            Granted to      Exercise                    and Warrant Term (9)
                        Warrants          Employees       Price      Expiration    ------------------------
   Name                 Granted          in 2000 (6)    Per Shares       Date           5%          10%
--------------------- -------------      ------------   ----------  -------------  -----------  -----------
Michael J. Parrella    6,500,000 (1)       19.3%          $0.410      1/18/07 (1)  $1,084,923   $2,528,331
                       8,164,634 (2)(7)    24.2%           0.515      7/13/07       1,711,770    3,898,153
                       3,000,000 (3)(8)     8.9%           0.220     12/06/07         268,686      626,153
                       3,000,000 (3)(8)     8.9%           0.440     12/06/07         537,373    1,252,307

Cy E. Hammond            250,000 (1)        0.7%           0.410      1/18/07 (1)      41,728       97,244
                         314,024 (2)(7)     0.9%           0.515      7/13/07          65,837      153,429
                         250,000 (3)        0.7%           0.220     12/06/07          22,391       52,179
                         250,000 (3)        0.7%           0.440     12/06/07          44,781      104,359
                         169,718 (4)       54.0% (4)       0.750     10/06/02          20,064       42,132
                          15,000 (4)        4.8% (4)       0.750      7/15/03           2,424        5,221

Jonathan M. Charry       500,000 (5)        1.5%           0.160      1/03/10          50,312      127,499
                         628,049 (2)        1.9%           0.515      7/13/07         131,675      306,858
                         125,000 (3)        0.4%           0.220     12/06/07          11,195       26,090
                         125,000 (3)        0.4%           0.440     12/06/07          22,391       52,179

James A. McManus         100,000 (1)        0.3%           0.410      1/18/07          16,691       38,897
                         125,610 (2)        0.4%           0.515      7/13/07          26,335       61,372
                          50,000 (3)        0.1%           0.220     12/06/07           4,478       10,436

Paul D. Siomkos           75,000 (1)        0.2%           0.410      1/18/07          12,518       29,173
                          94,207 (2)        0.3%           0.515      7/13/07          19,751       46,029
-----------------------------------------------------------------------------------------------------------

(1) These options were granted in January 2000 at an exercise price of $0.41 per share, subject to shareholder approval of an increase in the number of shares available under the 1992 Plan. Shareholder approval was obtained at the Annual Meeting of Shareholders held on July 13, 2000. On that day, the price of NCT common stock was $0.515. The January grants were forfeited by the grantees and the Board of Directors issued new grants at an exercise price of $0.515 per share with the number of new options granted increased to an amount equal to the number of shares under the January 2000 grant times a factor of 1.2561.

(2) Options to acquire these shares were granted pursuant to the 1992 Plan with an exercise price of $0.515 per share, the fair market value of the company's common stock on the date of grant. These options vest as follows:
     40% on the date of grant (July 13, 2000) and 30% on each of the first and second anniversary of the date of grant.

(3) Options to acquire these shares were granted pursuant to the 1992 Plan. Vesting of these grants are as follows: 40% on the date of grant (December 6, 2000) and 30% on each of the first and second anniversary of the date of grant. These options were granted with a $0.22 per share exercise price if the total grant was for less than 99,000 shares. Option grants in excess of 99,000 shares were granted 50% at an exercise price of $0.22 per share, the fair market value of the company's common stock on the date of grant, and 50% at an exercise price of $0.44.

(4) Represents replacement grants under the 1992 Plan. Expiration dates for re-granted options were extended to expiration dates equal to the lesser of five years from the date re-granted or ten years from the original grant date. These options are vested. In the aggregate, these options represent 58.8% of the options re-granted under the 1992 Plan.

(5) Represents initial grant to Dr. Charry upon his employment on January 3, 2000 at an exercise price of $0.16 per share, the fair market value of NCT's common stock on that day. This option vests as follows: 25% on the date of grant and 25% on each of the first, second and third anniversary of the date of grant.

(6) Percentages for the grants described in (1), (2), (3) and (5) above are based upon the aggregate total granted under the 1992 Plan less amounts granted to consultants and non-employee directors (i.e., directors other than Messrs. Haft and Parrella) and amounts attributable to replacement grants. Percentages for grants attributable to the re-granting of options which would have otherwise expired in 2000 are determined based upon the aggregate total re-granted under the applicable plan less amounts granted to non-employee directors and consultants.

(7) In recognition of the successful acquisition of Theater Radio Network, Midcore Software, Inc. and Pro Tech Communications, Inc. consummated in 2000, the Board of Directors modified the vesting of these grants so that they became 100% vested effective December 6, 2000.

(8) Due to an insufficient number of shares available under the 1992 Plan, the Board of Directors reduced the grant to Mr. Parrella by 2,824,505 shares.

(9) The dollar amounts on these columns are the result of calculations of the respective exercise prices at the assumed 5% and 10% rates of appreciation compounded annually through the applicable expiration date. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance of the company's common stock and overall market conditions.

                2000 Aggregated Option and Warrant Exercises and
                   December 31, 2000 Option and Warrant Values

The following table sets forth certain information with respect to the exercise of options and warrants to purchase common stock during the fiscal year ended December 31, 2000, and the unexercised options and warrants held and the value thereof at that date, by each of the Named Executive Officers.

                                                           Number of Shares
                           Number                             Underlying                 Value of Unexercised
                             of                           Unexercised Options            In-the-Money Options
                           Shares                           and Warrants at                 And Warrants at
                           Acquired                        December 31, 2000               December 31, 2000
                             on          Value    ----------------------------------- ----------------------------
    Name                 Exercise (#)   Realized   Exercisable (#)  Unexercisable (#)  Exercisable   Unexercisable
----------------------  -------------  ---------- ---------------- ------------------ ------------- --------------

Michael J. Parrella              -     $     -       24,696,009       1,881,120        $    -        $       -

Cy E. Hammond                    -           -        1,083,742         450,000             -                -

Jonathan M. Charry               -           -          601,220         776,829             -                -

James A. McManus                 -           -          320,224         105,366             -                -

Paul D. Siomkos                  -           -          597,683         146,524             -                -

Compensation Arrangements with Certain Officers and Directors

     Mr. Parrella's incentive bonus consists of a cash override of 1% of the value received by the company, in cash or otherwise, upon the execution of transactions with unaffiliated parties. Such arrangement has been in effect since the initial award by the Compensation Committee on February 1, 1996 but was modified effective December 1, 2000. Mr. Hammond's incentive bonus is also comprised of a cash override. See "Board Compensation Committee Report on Executive Compensation" below.

     Effective January 3, 2000, NCT hired Jonathan Charry as its Senior Vice President, Corporate Development. In connection therewith, the company entered into a letter of employment which provides for an annual base salary of $150,000 and a $50,000 guaranteed draw against future commissions. Dr. Charry also has an incentive bonus arrangement based on performance milestones and overrides on certain financings and licensing or strategic alliance agreements.

     Effective March 1, 1999, the company hired James McManus as the President and Chief Executive Officer of the company's subsidiary, Distributed Media Corporation. In conjunction therewith, the company entered into a letter of employment which provides for a base annual salary of $120,000, annual 5% increases of his base salary, a guaranteed first year bonus of $70,000 and $50 per site installed with DMC's DBSS (digital broadcasting station system) during Mr. McManus' first year of employment.

     In February 1998, the company entered into an employment agreement with Paul Siomkos, its then new Senior Vice President of Operations. The term of this employment agreement is four years. Such agreement provides for a base salary of $150,000 and that the amount of any incentive bonus be at the sole discretion of the company. Mr. Siomkos receives an automobile allowance of $1,000 per month. Although Mr. Siomkos resigned effective January 30, 2001, his compensation will continue through July 2002 at an annual rate of $162,000.

Compensation of Directors

     None of the company's directors received fees, as such, for his services as a director during 2000. Messrs. Haft and Parrella and Ms. Lebovics are paid salaries by the company. See "Executive Compensation and Summary Compensation Table" and "Board Compensation Committee Report on Executive Compensation" below.

     During 2000, each director was granted options to acquire shares of the company's common stock under the 1992 Plan. The shares of common stock underlying options granted in 2000 under the 1992 Plan were 532,012 for each of Messrs. Haft, McCloy and Oolie and were 20,664,634 for Mr. Parrella. Included in these grants were options to acquire 125,000 shares for each of Messrs. Haft, McCloy and Oolie and 6,500,000 shares for Mr. Parrella granted in January 2000 at an exercise price of $0.41 per share, subject to shareholder approval of an increase in the number of shares available under the 1992 Plan. On July 13, 2000, the shareholders approved the necessary increase in shares available under the 1992 Plan. On that day, the price of the NCT common stock was $0.515. The grantees forfeited the January grants and the Board of Directors issued new grants at an exercise price of $0.515 per share with the number of new options granted increased to an amount equal to the number of shares under the January 2000 grant times a factor of 1.2561. A grant made in December 2000 under the 1992 Plan to Mr. Parrella, subject to a sufficient number of shares available, was subsequently reduced as to 2,824,505 shares due to an insufficient number of shares available under the 1992 Plan. Such share award remains an obligation to Mr. Parrella. The vesting for the directors, other than Mr. Parrella, is as follows: such options vest 40% on the dates of grant and 30% upon the first and second anniversary of the dates of grant. The options expire seven years from the dates of grant. The exercise prices range from $0.22 per share to $0.515 per share, the closing bid prices on the dates of grant. The vesting terms of Mr. Parrella's grant are outlined below in notes to the table, "Options and Warrants Granted in 2000."

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 2000, John McCloy and Sam Oolie served as members of the Compensation Committee of the company's Board of Directors. Each of Messrs. McCloy and Oolie also served as members of the Board of Directors of NCT Audio since their respective appointments in 1997.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 31, 2001, information concerning the shares of common stock beneficially owned by each person who, to the knowledge of the company, is (1) the holder of 5% or more of the common stock of the company, (2) each person who presently serves as a director of the company, (3) the five most highly compensated executive officers of the company (including the company's Chief Executive Officer) in the last fiscal year, and
(4) all executive officers and directors of the company as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

                                             Amount and
                                              Nature of           Approximate
                                              Beneficial          Percentage
        Name of Beneficial Owner             Ownership (1)        Of Class (1)
      -----------------------------------   ----------------      ------------

      Michael J. Parrella                   24,704,897 (2)            6.6%
      Jay M. Haft                            1,944,696 (3)               *
      John J. McCloy                         2,709,803 (4)               *
      Sam Oolie                              1,252,618 (5)               *
      Cy E. Hammond                          1,083,742 (6)               *
      Jonathan M. Charry                       601,220 (7)               *
       James A. McManus                        335,244 (8)               *
      Paul D. Siomkos                          597,683 (9)               *
      Irene Lebovics                         3,375,140 (10)           1.0%
      All Executive Officers and
      Directors as a Group (11 persons)     37,568,653 (11)           9.7%
      Carole Salkind                        54,541,484 (12)          13.8%

  * Less than one percent.

(1) Assumes the exercise of currently exercisable options or warrants to purchase shares of common stock. The percentage of class ownership is calculated separately for each person based on the assumption that the person listed on the table has exercised all options and warrants currently exercisable by that person, but that no other holder of options or warrants has exercised such options or warrants.

(2) Includes 862,500 shares issuable upon the exercise of currently exercisable warrants, 23,833,509 shares issuable upon the exercise of currently exercisable options and 8,888 shares held in custody for Mr. Parrella's dependent children.

(3) Includes 218,500 shares issuable upon the exercise of currently exercisable warrants, 10,000 shares from a stock award granted by the Company and 1,686,305 shares issuable upon the exercise of currently exercisable options.

(4) Includes 862,500 shares issuable upon the exercise of currently exercisable warrants, 5,000 shares from a stock award granted by the Company, 1,262,805 shares issuable upon the exercise of currently exercisable options and 300,000 shares held by the John J. McCloy II Family Trust for which the named person's spouse serves as trustee, shares as to which Mr. McCloy has no voting or investment power.

(5) Includes 25,000 shares from a stock award granted by the Company, 912,805 shares issuable upon the exercise of currently exercisable options, 75,000 shares owned by the named person's spouse, as to which Mr. Oolie has no voting or investment power, 20,000 shares owned by Oolie Enterprises, and 44,313 shares held by the Oolie Family Support Foundation.

(6) Includes 25,000 shares issuable upon the exercise of currently exercisable warrants and 1,058,742 shares issuable upon the exercise of currently exercisable options.

(7) Includes 601,220 shares issuable upon the exercise of currently exercisable options.

(8) Includes 320,224 shares issuable upon the exercise of currently exercisable options and 10,000 shares owned by the named person's spouse, as to which Mr. McManus has no voting or investment power.

(9) Includes 597,683 shares issuable upon the exercise of currently exercisable options. In February 2000, Mr. Siomkos sold 100,000 shares of the company's common stock which had been granted to him by the company as a stock incentive award upon his employment in 1998. Mr. Siomkos resigned from NCT effective January 30, 2001.

(10) Includes 201,250 shares issuable upon the exercise of currently exercisable warrants, 2,583,373 shares issuable upon the exercise of currently exercisable options and 590,517 shares owned jointly with her spouse. Irene Lebovics is married to Irving Lebovics who is also employed by the company and serves as its Senior Vice President, Global Sales. Mr. Lebovics holds various options to acquire an aggregate of 1,188,415 shares of NCT common stock, shares as to which Ms. Lebovics disclaims beneficial ownership.

(11) Includes 2,169,750 shares issuable to 2 directors and 3 executive officers of the company upon the exercise of currently exercisable warrants, 33,820,296 shares issuable to 11 persons upon the exercise of currently exercisable options, and 40,000 shares from stock awards issued by the company to 3 directors. Excludes options to acquire 5,840,875 shares from the company which are not presently exercisable but become exercisable over time by the 11 executive officers and directors of the company as a group.

(12) Ms. Salkind's business address is One Riverfront Plaza, Newark, New Jersey 07102. Includes 41,433,710 shares issuable upon the conversion of convertible secured notes, a default amount and interest thereon calculated at a conversion price of $0.12 per share on the aggregate of $4,000,000 of convertible secured notes outstanding and 2,702,381 shares issuable upon the conversion of a $500,000 convertible secured note, the default amount and interest thereon at a conversion price of $0.21 per share. Excludes shares beneficially owned by Morton Salkind, Ms. Salkind's husband and a former director of the Company, as to which she has no voting or investment power.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On January 26, 1999, Carole Salkind, an accredited investor and spouse of a former director of NCT, subscribed and agreed to purchase secured convertible notes of the company in an aggregate principal amount of $4.0 million. The initial secured convertible note for $1.0 million was signed on January 26, 1999, and the company received the proceeds on January 28, 1999. The note matured on January 25, 2001. The note bears interest at the prime rate as published from time to time in The Wall Street Journal from the issue date until the note becomes due and is paid. The holder has the right at any time on or prior to the day the note is paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock of the company at the conversion price. The conversion price, as amended by the parties on September 19, 1999, of the note and any future notes, is the lesser of (1) the lowest closing transaction price for the common stock on the securities market on which the common stock is being traded, at any time during September 1999; (2) the average of the closing bid price for the common stock on the securities market on which the common stock is being traded for five consecutive trading days prior to the date of conversion; or (3) the fixed conversion price of $0.17. In no event will the conversion price be less than $0.12 per share. The holder agreed to purchase the remaining $3.0 million principal amount of the secured convertible notes on or before June 30, 1999. The company agreed to extend the date for the purchase of remaining installments of secured convertible notes to April 15, 2000. On various dates through March 22, 2000, the holder purchased additional installments of the remaining $3.0 million principal amount of the secured convertible notes, and NCT issued secured convertible notes with the same terms and conditions of the note described above.

     On January 25, 2001, NCT defaulted on the repayment of $1.0 million of secured convertible notes. The default provisions in the note imposed a penalty, the default amount, of $100,000 (10% of the principal payment in default). Default interest from the date of default is due on the principal in default and the default amount at the rate of prime plus 5%.

     On February 13, 2001, the same holder and the company entered into an unsecured, 60-day promissory note in the amount of $0.5 million. Such principal amount and accrued interest was due and payable on April 14, 2001. The promissory note bears interest at the rate of 7% per annum. In connection with this transaction, NCT issued to holder warrants to purchase $0.5 million worth of either, at holder's election, NCT's common stock at $0.21 per share or Pro Tech's common stock at $0.44 per share. In addition, the holder may elect to convert the principal and interest into either NCT's or Pro Tech's common stock at the per share price of the warrants. NCT defaulted on the repayment of the promissory note on April 14, 2001. The default provisions in the promissory note imposed a penalty of 10% of the principal in default, or $50,000.

     On various dates in 2000, Jonathan M. Charry, Ph.D., the company's Senior Vice President, Corporate Development, entered into several short-term promissory notes to borrow funds from the company in anticipation of cash overrides due him under his incentive compensation arrangement described below in "Board Compensation Committee Report on Execution Compensation." Effective April 1, 2001, the borrowed funds had not been repaid but had been consolidated with interest into one outstanding promissory note which is due June 1, 2001 for an aggregate principal amount owed to the company of $101,692. The note bears interest at the prime lending rate as published in The Wall Street Journal on March 21, 2001 plus 1%, or an annual rate of 9.0%.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NCT Group, Inc.



  Date:  April 30, 2001         /s/ CY E. HAMMOND
                                ------------------------------------
                                By: Cy E. Hammond
                                    Senior Vice President,
                                    Chief Financial Officer