Form 10-Q
period 2001-03-31
NCT GROUP INC
filed 2001-05-21
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2001
                                    --------------

                         Commission file number: 0-18267

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 367,991,361 shares outstanding as of May 11, 2001

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)
                                                                                       (in thousands of dollars)
                                                                                    December 31,           March 31,
                                                                                        2000                  2001
                                                                                   ----------------      ---------------
ASSETS                                                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents (Note 1)                                            $         1,167       $          342
     Accounts receivable, net of reserves (Note 4)                                           5,483                3,107
     Investment in marketable securities                                                         -                4,901
     Inventories, net of reserves (Note 5)                                                   2,184                2,089
     Other current assets (Note 7)                                                           4,825                7,640
                                                                                   ----------------      ---------------
                     Total current assets                                                   13,659               18,079

Property and equipment, net                                                                    688                2,223
Goodwill, net                                                                               11,711               21,412
Patent rights and other intangibles, net                                                     5,330                5,124
Other assets (Note 7)                                                                        7,994                2,972
                                                                                   ----------------      ---------------
                                                                                   $        39,382       $       49,810
                                                                                   ================      ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $         4,144       $        4,900
     Accrued expenses                                                                        5,689                6,766
     Current maturities of convertible notes (Note 9)                                        3,975                8,783
     Deferred income                                                                         5,652                5,395
     Other liabilities (Notes 2 and 8)                                                       3,222                6,220
     Notes Payable                                                                             704                  570
                                                                                   ----------------      ---------------
                     Total current liabilities                                              23,386               32,634
                                                                                   ----------------      ---------------

Long term liabilities:
     Deferred income                                                                         1,611                1,278
     Royalty payable                                                                         1,150                1,150
     Convertible notes  (Note 9)                                                             1,000                   44
                                                                                   ----------------      ---------------
                     Total long term liabilities                                             3,761                2,472
                                                                                   ----------------      ---------------

Commitments and contingencies

Common stock subject to resale guarantee (Note 11)                                             191                  191
                                                                                   ----------------      ---------------

Minority interest in consolidated subsidiary                                                 2,186                9,561

Stockholders' equity (Note 6):
Preferred stock, $.10 par value, 10,000,000 shares authorized:
Series G preferred stock, issued and outstanding, 924 and 583 shares,
   respectively (redemption amount $936,213 and $589,406, respectively)                        574                  390
Common stock, $.01 par value, 450,000,000 shares authorized:
   issued and outstanding 334,149,669 and 350,572,490 shares, respectively                   3,341                3,506
Additional paid-in-capital                                                                 154,838              156,529
Unearned portion of compensatory stock, warrants and options                                   (37)                 (32)
Accumulated other comprehensive loss                                                        (3,321)              (4,204)
Expenses to be paid with common stock                                                         (562)                (446)
Accumulated deficit                                                                       (141,799)            (147,622)
Stock subscriptions receivable                                                                (213)                (206)
Treasury stock, 6,078,065 shares of common stock                                            (2,963)              (2,963)
                                                                                   ----------------      ---------------
                     Total stockholders' equity                                              9,858                4,952
                                                                                   ----------------      ---------------
                                                                                   $        39,382       $       49,810
                                                                                   ================      ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)
                                                            (In thousands except per share amounts)

                                                                  Three months ended March 31,
                                                                  ------------------------------
                                                                       2000           2001
                                                                  --------------  -------------
REVENUES:
   Technology licensing fees and royalties                        $         256   $        910
   Product sales, net                                                       312          1,084
   Advertising/media revenue                                                  -            490
   Engineering and development services                                       -             18
                                                                  --------------  -------------
          Total revenues                                          $         568   $      2,502
                                                                  --------------  -------------

COSTS AND EXPENSES:
   Cost of product sales                                          $         623   $        555
   Royalty expense                                                            -             23
   Cost of advertising/media sales                                            -            243
   Selling, general and administrative                                    1,192          3,895
   Research and development                                                 967          1,164
   Other expense, net                                                     3,073          1,302
   Interest expense                                                       1,166          1,143
                                                                  --------------  -------------
          Total costs and expenses                                $       7,021   $      8,325
                                                                  --------------  -------------

NET LOSS                                                          $      (6,453)  $     (5,823)
                                                                  ==============  =============

Capital stock beneficial feature and dividend requirement         $         719   $        250
   Accretion of difference between carrying amount
      and redemption amount of redeemable preferred stock                    39             44
                                                                  --------------  -------------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                               $      (7,211)  $     (6,117)
                                                                  ==============  =============

Basic and diluted loss per share                                  $       (0.03)  $      (0.02)
                                                                  ==============  =============

Weighted average common shares outstanding -
   basic and diluted                                                    271,580        337,738
                                                                  ==============  =============

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
                                                                        (in thousands)
                                                                  Three months ended March 31,
                                                                  -----------------------------
                                                                       2000             2001
                                                                  --------------  -------------

NET LOSS                                                          $      (6,453)  $     (5,823)
Other comprehensive loss:
   Currency translation adjustment                                          (50)            59
   Unrealized loss on marketable securities                                   -           (942)
                                                                  --------------  -------------
COMPREHENSIVE LOSS                                                $      (6,503)  $     (6,706)
                                                                  ==============  =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)
                                                                                                    (in thousands of dollars)
                                                                                                   Three months ended March 31,
                                                                                                   ---------------------------
                                                                                                       2000           2001
                                                                                                   ------------   ------------
Cash flows from operating activities:
     Net loss                                                                                      $    (6,453)   $    (5,823)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
       Depreciation and amortization                                                                       402            645
       Common stock options and warrants issued as consideration for:
          Compensation                                                                                       5              5
          Operating expenses                                                                                25              -
       Provision for inventory                                                                             250              -
       Provision for doubtful accounts                                                                      10             45
       Impairment of goodwill (Note 12)                                                                  3,073          1,360
       Discount on beneficial conversion feature on convertible note (Note 9)                            1,000              -
       Forgiveness of debt                                                                                   -           (404)
       Amortization of debt discount                                                                         -            630
       Interest expense on issuance of warrant                                                               -            367
       Adjustment upon receipt of shares in lieu of cash                                                     -            468
       Minority interest loss                                                                                -            (61)
       Gain on disposition of fixed assets                                                                   -             (6)
       Changes in operating assets and liabilities, net of acquisitions:
           (Increase) decrease in accounts receivable                                                   (3,695)         2,252
           Decrease in inventories                                                                         176             95
           (Increase) in other assets                                                                      (25)        (1,735)
           Increase(decrease) in accounts payable and accrued expenses                                  (1,608)           773
           Increase (decrease) in other liabilities and deferred revenue                                 3,865           (206)
                                                                                                   ------------   ------------
       Net cash (used in) operating activities                                                     $    (2,975)   $    (1,595)
                                                                                                   ------------   ------------
Cash flows from investing activities:
     Capital expenditures                                                                                   (5)          (326)
      Net cash paid for Web Factory acquisition                                                              -           (100)
      Decrease in restricted cash                                                                           55              -
                                                                                                   ------------   ------------
       Net cash provided by (used in) investing activities                                         $        50    $      (426)
                                                                                                   ------------   ------------
Cash flows from financing activities:
     Proceeds from:
       Convertible notes and notes payable (net) (Note 9)                                                1,000            828
       Sale of preferred stock (net)                                                                       966              -
        Issuance of subsidiary debt (net)                                                                    -            420
        Sale of common stock subject to resale                                                             620              -
        Collection of subscription receivable                                                                -              7
       Exercise of stock options, net                                                                      631              -
                                                                                                   ------------   ------------
       Net cash provided by financing activities                                                   $     3,217    $     1,255
                                                                                                   ------------   ------------
Effect of exchange rate changes on cash                                                            $       (46)   $       (59)
                                                                                                   ------------   ------------
Net increase (decrease) in cash and cash equivalents                                               $       246    $      (825)
Cash and cash equivalents - beginning of period                                                          1,126          1,167
                                                                                                   ------------   ------------
Cash and cash equivalents - end of period                                                          $     1,372    $       342
                                                                                                   ============   ============
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                                        $         -    $         -
                                                                                                   ============   ============
Supplemental disclosures of non-cash investing and financing activities:
   Unrealized holding loss on available-for-sale securities                                        $         -    $      (942)
                                                                                                   ============   ============
   Receipt of Pro Tech common shares in lieu of cash to settle accounts receivable                 $         -    $     1,350
                                                                                                   ============   ============
   Issuance of preferred stock of subsidiary, Artera Group, Inc.                                   $         -    $     8,299
                                                                                                   ============   ============
   Issuance of convertible notes in receipt of common shares of Pro Tech as partial consideration  $         -    $       500
                                                                                                   ============   ============
   Issuance of notes for placement services rendered                                               $         -    $       518
                                                                                                   ============   ============
   Issuance of notes for convertible notes as partial consideration                                $         -    $     1,000
                                                                                                   ============   ============
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, NCT Group, Inc. and its Subsidiaries are referred to as "we," "company," "our" or "NCT." The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to instructions and rules of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and certain adjustments to reserves and allowances) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

     NCT has incurred substantial losses from operations since its inception, which have been recurring and amounted to $147.6 million on a cumulative basis through March 31, 2001. These losses, which include the cost for development of products for commercial use, have been funded primarily from (1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) technology licensing fees and royalties, (4) advertising/media revenues, (5) product sales and (6) engineering and development funds received from strategic partners and customers.

     Cash, cash equivalents and short-term investments amounted to $0.3 million at March 31, 2001, decreasing from $1.2 million at December 31, 2000. Management believes that currently available funds will not be sufficient to sustain NCT at present levels for the next 12 months. NCT's ability to continue as a going concern is dependent on funding from several internally generated sources, including available cash, cash from the exercise of warrants and options, and cash inflows generated from NCT's revenue sources: technology licensing fees and royalties, product sales, advertising/media revenues and engineering and development services. The level of realization of funding from our revenue sources is presently uncertain. In the event that anticipated technology licensing fees and royalties, product sales, advertising/media revenues and engineering and development services do not generate sufficient cash, management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available.

     In the event that funding from internal sources is insufficient, we would have to substantially cut back our level of spending which could substantially curtail our operations. Such reductions could have an adverse effect on our relationships with strategic partners and customers. Uncertainty exists about the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of financing from other sources to fund any cash deficiencies. See Notes 9 and 12 with respect to recent financing.

     The accompanying financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described above raise substantial doubt at March 31, 2001 about NCT's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2.   Acquisitions:

     On March 2, 2001, our wholly-owned subsidiary, Artera Group, Inc., known as Artera, formerly known as NCT Networks, Inc., acquired 100% of the outstanding capital stock of Teltran Web Factory Limited, known as the Web Factory, a U.K.-based company involved in Internet-based communications for small companies, and certain other assets. Artera agreed to pay Teltran International, Inc., known as Teltran, and its investors up to $350,000 in cash and up to 4,940,000 stated value in British pounds sterling of Artera's Series A Convertible Preferred Shares, known as Artera Group Preferred. The purchase price, which includes the $7.8 million of Artera's Series A Convertible Preferred and is net of $3.0 million due back from Teltran due to limits on the amount of liabilities to be assumed under the agreement, amounted to $5.1 million. Artera is in the process of changing the Web Factory's name to Artera Group International Limited. As part of the acquisition, we agreed to assume Teltran's earn-out obligations owed to a previous owner of the Web Factory in the amount of approximately 1,600,000 in British pounds sterling with consideration to be paid by causing Artera Group International Limited (our intended new name of Web Factory) to issue its Series A Preferred Stock, when created and known as Artera Limited Preferred, to such previous owner having a stated value equal to that amount, with rights to convert to Artera Group International Limited common stock at a 20% discount to the initial listing price. If Artera Group International Limited undertakes a public listing of its common stock on the London Alternative Investment Market prior to September 30, 2001, the Artera Limited Preferred will automatically convert to common stock immediately prior to the listing date. If Artera Group International Limited does not undertake a public listing, the previous owner will have the right to exchange the Artera Limited Preferred for our common stock at a 20% discount to market. The acquisition was accounted for using the purchase method, resulting in goodwill of approximately $8.3 million. Amounts allocated to goodwill are amortized over 20 years on a straight-line basis.

     A summary of the assets acquired and liabilities assumed, at estimated fair market value, was as follows (in thousands):

            Current assets                                  $    312
            Property, plant and equipment                        467
            Goodwill                                           8,254
            Current liabilities                               (3,878)
            Long-term liabilities                                (45)
                                                            ---------
                                                            $  5,110
                                                            =========

3.   Recent Accounting Pronouncements:

     In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, Accounting for Certain Derivative Instruments - an Amendment of SFAS 133 ("SFAS 138"). SFAS 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management believes the adoption of SFAS 138 will not have a material impact on the company's consolidated financial statements, as the company currently does not use derivative instruments.

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

     In September 2000, the FASB issued SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS 125 ("SFAS 140"). This statement replaced SFAS 125 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and disclosures of certain securitization transactions for fiscal years ending after December 15, 2000. As of March 31, 2001, the company had no such transactions. The company does not expect SFAS 140 will have a significant impact on its consolidated financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS "133"). As amended by SFAS No. 137, the company is required to adopt SFAS 133 for the year ending December 31, 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the company's consolidated financial condition or results of operations.

4.   Accounts Receivable:

     Accounts receivable comprise the following (in thousands):


                                            December 31,      March 31,
                                                2000            2001
                                           --------------  --------------
   Technology license fees and royalties     $   4,597       $  3,055
   Joint ventures and affiliates                    76             76
   Other trade receivables                         880             66
   Allowance for doubtful accounts                 (70)           (90)
                                           --------------  --------------
       Accounts receivable, net              $   5,483       $  3,107
                                           ==============  ==============


5.   Inventories:

     Inventories comprise the following (in thousands):


                                                    December 31,      March 31,
                                                        2000            2001
                                                   --------------  -------------
   Components                                        $    603        $    438
   Finished goods                                       1,681           1,751
                                                   --------------  -------------
   Gross inventories                                 $  2,284        $  2,189
   Reserve for obsolete & slow moving inventory          (100)           (100)
                                                   --------------  -------------
       Inventories, net of reserves                  $  2,184        $  2,089
                                                   ==============  =============

6.   Stockholders' Equity:

     The changes in stockholders' equity during the three months ended March 31, 2001 were as follows (in thousands):

                                                                                           Expenses
                                   Exchange/  Accretion                     Unearned         To be
                                   Conversion Dividend   Net      Stock     Compen-          paid   Accumulated
                       Balance        of         of    Issuance  Subscrip-  satory           with       Other      Balance
                          at       Preferred Preferred of Common    tion    Options/  Net   Common  Comprehensive     At
                      12/31/00       Stock     Stock      Stock  Receivable Warrants  Loss   Stock     Loss        3/31/01
                     -----------  ---------- --------- --------- ---------- -------- ------- ------ ----------- ----------
Series G
Preferred
Stock:
         Shares              1            -         -         -          -        -       -      -           -          1
         Amount      $     574         (190)        6         -          -        -       -      -           -  $     390

Common Stock:
         Shares        334,150        1,566         -    14,856          -        -       -      -           -    350,572
         Amount      $   3,341           16         -       149          -        -       -      -           -  $   3,506

Treasury Stock:
         Shares          6,078            -         -         -          -        -       -      -           -      6,078
         Amount      $  (2,963)           -         -         -          -        -       -      -           -  $  (2,963)

Additional
Paid in Capital      $ 154,838          175        (6)    1,522          -        -       -      -           -  $ 156,529

Accumulated
(Deficit)            $(141,799)           -         -         -          -        -  (5,823)     -           -  $(147,622)

Accumulated
Other Comprehensive
Loss                 $  (3,321)           -         -         -          -        -       -      -        (883) $  (4,204)

Stock
Subscription
Receivable           $    (213)           -         -         -          7        -       -      -           -  $    (206)

Expenses to be
Paid with
Common Stock         $    (562)           -         -         -          -        -       -    116           -  $    (446)

Unearned
Compensatory
Stock Option         $     (37)           -         -         -          -        5       -      -           -  $     (32)

7.   Other Assets (current and long term):

                                            December 31,      March 31,
                                                2000            2001
                                          --------------  --------------

     Other current assets comprise the following (in thousands):

   Investment in warrant                  $     3,089     $      3,089
   Notes receivable                                 -            1,000
   Due from unaffiliated company                  743                -
   Due from Teltran (see Note 2)                    -            3,038
   Other                                          993              513
                                          --------------  --------------
                 Other current assets     $     4,825     $      7,640
                                          ==============  ==============

     Other assets (long term) comprise the following (in thousands):

   Marketable securities                  $     5,100     $          -
   Investment in unconsolidated subs            1,500            1,500
   Advances and deposits                          663              643
   Deferred charges                               534              632
   Other                                          197              197
                                          --------------  --------------
                 Other assets             $     7,994     $      2,972
                                          ==============  ==============

8.   Other Liabilities:

     On January 11, 2001, the company, DMC and Production Resource Group, L.L.C., known as PRG, entered into a resolution agreement to exercise the NCT warrant issued pursuant to the warrant agreement as modified, and to exchange common stock in NCT ("Warrant Stock") in exchange therefor: (i) the terms under which NCT will register the stock received upon the exercise of such warrant for sale; (ii) the terms under which PRG will purchase 4% of the common stock of DMC for the consideration provided herein; (iii) the terms under which the parties will settle certain invoices; and (iv) the terms under which NCT will purchase the equipment covered by the lease agreement. NCT will register the resale of the Warrant Stock as provided in the agreement and PRG or the escrow agent will sell such stock with proceeds to be distributed as provided (1) DMC shall pay PRG on or before May 31, 2001 $0.9 million in satisfaction of the promissory note dated November 30, 2000, and (2) DMC shall pay PRG $0.1 million for the documented invoices ("invoices") in excess of the $0.9 million satisfied in (1) above. DMC shall pay PRG $0.8 million for the purchase of 105 DBS Systems and 680 speakers currently under lease. Provided that PRG receives at least one-third of the total amount payable no later than each of January 31, 2001, March 31, 2001 and May 31, 2001 lease payments will continue through January 31, 2001 at the current rates provided under the lease agreement and will terminate at such time. Such payments will be applied first to the equipment purchase, next to the lease payments through January 31, 2001 (or subsequent thereto if NCT defaults on its obligation hereunder) next to the payment of invoices, next to the payment of interest and principal on the convertible note, and finally, to the amount, if any, due with respect to the warrant shares residual value. Upon satisfaction of all the terms of the resolution agreement, PRG releases NCT and DMC from any and all obligations including but not limited to exclusivity of service and source requirements, and all agreements between the parties will be terminated. Upon completion of payments provided within the agreement, the Warrant Stock shall be deemed to be cancelled and PRG's rights thereunder shall have no further effect. As of March 31, 2001, we have recorded an additional $0.8 million liability due PRG for the purchase of equipment with respect to this resolution agreement. The company has not paid the January 31, 2001 and March 31, 2001 installments and was in default of the resolution agreement at March 31, 2001. On May 11, 2001, the parties resolved the default. See Note 14 with respect to subsequent events for further details.

     On January 29, 2001, NCT Video received formal written notice of default from Advance Display Technologies, known as ADT, of a material obligation with respect to the product development and license agreement entered into on September 28, 2000, by the two companies. Upon receipt of this notice of default, NCT Video had 60 days to cure its default as described in the agreement. On May 4, 2001, ADT and NCT Video amended the September 28, 2000 agreement, curing the default.

9.   Convertible Notes:

     On March 14, 2001, NCT entered into a subscription agreement with an accredited investor pursuant to a private placement of a $250,000 convertible note to the investor and a $17,500 convertible note as a finder's fee. The consideration from the investor consisted of $250,000 cash. Such notes mature on March 14, 2002 and bear interest at 8% per annum, payable at maturity. The notes are convertible into shares of NCT common stock from and after July 15, 2001 at a conversion price per share equal to 80% of the lowest closing bid price of NCT common stock for the five trading days prior to conversion.

     On February 13, 2001, the company issued a 60-day, $0.5 million promissory note bearing interest at 7% per annum, to the holder of our secured convertible notes together with a warrant to purchase either $500,000 of our common stock at $0.21 per share or Pro Tech's common stock at $0.44 per share. On April 14, 2001, the maturity date, NCT defaulted on the repayment of the $0.5 million promissory note. As such, a penalty of 10% of the principal in default, known as the default amount according to the default provisions in the note, or $50,000, became due. On May 18, 2001, the company cured this default. The holder agreed to convert the amounts due into 4,303,425 shares of our common stock at an agreed upon conversion price of $0.13 per share, a price which approximated the market price of our common stock on the conversion date.

     On January 25, 2001, NCT defaulted on the repayment of $1.0 million of secured convertible notes held by Carole Salkind (see below). The default provisions in the note imposed a penalty, the default amount, of $100,000 (10% of the principal payment in default). Default interest from the date of default is due on the principal in default and the default amount at the rate of prime plus 5%. On May 14, 2001, the company cured this default by canceling the $1.0 million note and issuing a new four-month convertible note to Ms. Salkind for $1,361,615 and granting a five year warrant to purchase 0.5 million shares of NCT's common stock at an exercise price of $0.13 per share. The convertible note earns interest at the prime rate as published from day to day in The Wall Street Journal. The note holder shall have the right at any time on or prior to the day the convertible notes are paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock of the company, at the conversion price as defined in the note of Artera Group International, Ltd., or of Distributed Media Corporation International, Ltd.

     On January 9, 2001, Artera entered into a subscription agreement with six accredited investors pursuant to a private placement of its convertible notes having a stated value of $5,040,000. Artera plans to use the proceeds from the issuance of the notes for working capital purposes. The consideration from investors for the convertible notes aggregated approximately $2.5 million and consisted of cash, nonrecourse notes secured by Teltran common stock and 1,190,476 shares of Pro Tech common stock. The Artera convertible notes mature January 9, 2002 and bear interest at 6% per annum, payable at maturity. Such convertible notes are convertible into shares of Artera common stock by dividing the principal to be converted by 100% of the average of the three lowest closing bid prices for the Artera common stock on the principal market or exchange where the Artera common stock is listed or traded for the 10 trading days prior to the conversion. Pursuant to an exchange rights agreement, as modified, entered into by NCT and the holders of the Artera convertible notes, such notes are exchangeable for shares of NCT common stock from and after April 5, 2001 at an exchange price per share of 100% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. NCT registered 20 million shares of common stock that NCT may be obligated to issue upon the exchange of the Artera convertible notes under Registration Statement No. 333-47084, effective February 12, 2001. We are obligated to register additional shares for the exchange of the Artera convertible notes.

     On January 26, 1999, Carole Salkind, spouse of a former director and an accredited investor, subscribed to and agreed to purchase secured convertible notes of the company in an aggregate principal amount of $4.0 million. The company entered into secured convertible notes for $4.0 million between January 26, 1999 and March 27, 2000. The secured convertible notes mature two years from their respective issue dates and earn interest at the prime rate as published from day to day in The Wall Street Journal. The secured convertible notes are collateralized by substantially all of the company's assets owned or hereafter acquired. The note holder shall have the right at any time on or prior to the day the secured convertible notes are paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the notes into fully paid and non-assessable shares of common stock of the company at the conversion price as defined in the notes. The company recorded a beneficial conversion feature of $1.0 million in connection with the March 27, 2000 convertible note recorded during the first quarter of 2000, classified as interest expense. On each of June 4, 1999, June 11, 1999, July 2, 1999, July 23, 1999, August 25, 1999 and September 19, 1999, the company received proceeds of $250,000, $250,000, $500,000, $250,000, $500,000 and $250,000, respectively, from the holder for other secured convertible notes with the same terms and conditions of the note described above.

10.  Litigation:

     On February 5, 2001, a former shareholder of Theater Radio Network, known as TRN, filed suit against TRN and TRN's former Chief Executive Officer and President in the Circuit Court of the Sixth Judicial District for Pinellas County, Florida. The plaintiff's complaint alleges that TRN breached an alleged oral escrow agreement with the plaintiff arising out of the sale of TRN stock to DMC Cinema by TRN's shareholders and seeks unspecified damages. On March 7, 2001, TRN filed a motion to provide additional time to respond to the complaint through April 6, 2001, which was granted by the court on March 13, 2001. On April 4, 2001 the company filed for dismissal of the case with prejudice due to the plaintiff's failure to state a claim upon which relief may be granted. TRN denies the material allegations of the complaint and intends to vigorously defend the action.

     Reference is made to the company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000, for a discussion of the following matters:

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

     On September 16, 1999, NCT Audio filed a Demand for Arbitration before the American Arbitration Association in Wilmington, Delaware, against Top Source Technologies and Top Source Automotive, known as TSA, alleging, among other things, breach of the asset purchase agreement by which TSA was to sell its assets to NCT Audio, breach of fiduciary duty as a majority shareholder owed to NCT Audio which holds 15% of the outstanding stock of TSA, and breach of obligation of good faith and fair dealing. There were no material developments in this matter during the period covered by this report.

     The company believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on the financial position and results of operations.

11.  Common Stock Subject to Resale Guarantee:

     From time to time, NCT has issued shares of its common stock to suppliers and consultants to settle current obligations and future or anticipated obligations. During the first quarter of 2001, an aggregate of 371,429 shares were issued, of which 171,429 shares were in connection with future obligations aggregating $60,000. The remaining 200,000 shares, with an aggregate value of $50,000, were issued to a vendor in settlement of approximately $0.5 million of outstanding accounts payable. At March 31, 2001, in connection with this settlement, we recognized approximately $0.4 million which has been included in miscellaneous income. During the first quarter of 2001, suppliers and vendors sold common stock, valued at time of issuance, at $0.3 million and realized $0.2 million in proceeds. At March 31, 2001, in connection with the sale of such shares, we recorded a $0.1 million liability for the shortfall.

12.  Common Stock:

     On March 30, 2001, NCT and NXT plc, known as NXT, a listed company on the London Stock Exchange, entered into an arrangement to reorganize the existing cross license agreements between the companies. The cross license agreements, dating from 1997, relate to flat panel speaker technology. In April 2001, under the new agreements, NCT received 2 million ordinary NXT shares in consideration for the cancellation of the 6% royalty payable by NXT to NCT Audio. The NXT shares, upon issuance, had a value of approximately $9.2 million. In addition, ownership of certain intellectual property, the rights to which were previously granted to NXT, has been transferred to NXT. NXT has licensed NCT and its subsidiaries certain of the NXT intellectual property and all of the applicable NCT-developed intellectual property. NXT will design a low-cost flat panel speaker for use by Distributed Media Corporation International, Ltd., a wholly owned subsidiary of NCT, formed in the United Kingdom in 2001. Under a separate agreement NCT has guaranteed payment of $0.6 million as a design fee and minimum royalty. Also under the new agreements, NXT transferred its 4.8% equity holding in NCT Audio to NCT in payment of the exercise price for an option held by NXT to purchase 3,850,000 shares of NCT's common stock. Such NCT shares were issued to NXT on March 30, 2001. At March 31, 2001, the company and the company's independent accountants are determining both the date on which to record the transaction and the revenue recognition period in connection with the $9.2 million of ordinary shares received in the arrangement discussed above. These shares are freely tradeable and subject to certain distribution limitations. The outcome of this determination will be reflected in either an amendment to this Form 10-Q or in our second quarter Form 10-Q.

     During the three months ended March 31, 2001, the company issued 1,565,794 shares of NCT's common stock in connection with the conversion of 184 shares of NCT's Series G Convertible Preferred Stock ("Series G Preferred Stock") which had been issued in the first quarter of 2000 in a private placement exempt from registration pursuant to Regulation D of the Securities Act. At March 31, 2001, 583 shares of Series G Preferred Stock are outstanding.

     In the first quarter of 2001, 558 shares of NCT Audio common stock were exchanged for 4,122,023 shares of the company's common stock, including the 3,850,000 shares issued to NXT as mentioned above. In connection with such exchange, the company recorded a one-time, non-cash charge of $1.4 million for the impairment of goodwill based on the valuation of NCT Audio, which is included in other expense.

     At March 31, 2001, the aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants granted was 72.3 million shares of common stock. NCT is also obligated to reserve shares of its common stock for various specific purposes, including for issuance upon conversion of issued and outstanding shares of Series G Preferred Stock, for issuance upon exchange of outstanding shares of NCT Audio common stock and for issuance upon conversion of the secured convertible notes and other convertible notes. The common stock we are required to reserve for issuance exceeds the number of shares authorized. Our directors and senior officers have agreed, as needed, to set aside the reserve required for the exercise of their options and warrants, aggregating 41.1 million shares. We intend to seek an increase of 195,000,000 shares of our authorized common stock at our 2001 Annual Meeting of Shareholders on July 10, 2001.

     On August 10, 2000, the company entered into an agreement with three accredited investors for the financing of its subsidiary, ConnectClearly.com, Inc. ("CCC"). In connection with the initial funding of CCC, the company issued 1,000 shares of CCC common stock to these investors in consideration for $0.5 million in cash and conversion of promissory notes payable, due to two of the investors, totaling $0.5 million. These CCC common shares are exchangeable for shares of NCT common stock. In the first quarter of 2001, 617 shares of CCC common stock were exchanged for 5,060,663 shares of NCT's common stock. In connection with this issuance of the NCT common stock we recorded an increase to our goodwill in ConnectClearly and an increase to our additional paid capital of $0.7 million.

     In February 2001, in connection with the acquisition of TRN, through a merger with and into DMC Cinema, due to a decline in the trailing market price prior to the effective date of the registration of the resale of shares of our common stock issued to the TRN shareholders, an additional 2,455,248 shares were issued for the acquisition pursuant to a fill-up provision.

     In February 2001, in connection with the acquisition of Midcore Software, Inc, known as MSI, through a merger with Midcore, due to a decline in the closing bid price of the company's common stock prior to the effective date of the registration of the resale of the common stock issued to MSI's shareholders, an additional 2,863,891 shares were issued pursuant to a fill-up provision.

13.  Business Segment Information:

     Management views the company as being organized into three business operating segments: Media, Communications and Technology. The Other operating segment is used to reconcile the reportable segment data to the consolidated financial statements and primarily consists of intercompany sales and items eliminated in consolidation. Other also includes the telecommunications market and in particular the hands-free market. The technology used in the communications segment includes ClearSpeech(R)-Acoustic Echo Cancellation and ClearSpeech(R)-Compression.

     Certain items are maintained at the company's corporate headquarters and are not allocated to the segments. They primarily include most of the company's debt and related cash and equivalents and related net interest expense, certain litigation liabilities and certain non-operating fixed assets.

     No geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments, during the three months ended March 31, 2001, were concentrated in the United States.

     Reportable segment data for the three-month period ended March 31, 2001 and March 31, 2000, is as follows (in thousands):

                                                               Segment
                                  -----------------------------------------------------------------
                                                                       Total              Grand
                                   Media   Communication  Technology  Segments   Other    Total
                                  -----------------------------------------------------------------
For the three months ended
March 31, 2001:
---------------
License Fees and Royalties        $    340   $    576      $     -    $   916   $    (6)  $    910
Other Revenue - External               518        959            -      1,477       115      1,592
Other Revenue - Other Operating
  Segments                             401          -            -        401      (401)         -
Operating Income (Loss)               (881)    (1,927)         (78)    (2,886)   (2,937)    (5,823)
Segment Assets                      10,938     32,121        5,685     48,744     1,066     49,810

For the three months ended
March 31, 2000:
---------------
License Fees and Royalties         $    57   $     34      $     -    $    91   $   165   $    256
Other Revenue - External                67        153            -        220        92        312
Other Revenue - Other Operating
  Segments                              22        220            -        242      (242)         -
Operating Income (Loss)               (848)    (1,204)          (7)    (2,059)   (4,394)    (6,453)
Segment Assets                       6,851      1,561          714      9,126     7,325     16,451

MEDIA:

     NCT Audio:

     NCT Audio is engaged in the design, development and marketing of products, which utilize innovative flat panel transducer technology. The products available from NCT Audio include the Gekko(TM) flat speaker and ArtGekko(TM) printed grille collection. The Gekko(TM) flat speaker is marketed primarily to the home audio market, with potential in other markets, including the professional audio systems market, the automotive audio aftermarket, the aircraft industry, other transportation markets and multimedia markets. The principal customers are DMC, end-users, automotive original equipment manufacturers, known as OEMs, and manufacturers of integrated cabin management systems.

     Distributed Media Corporation International, Ltd.:

     Distributed Media Corporation International, Ltd., known as DMCI, a subsidiary of NCT, utilizes advanced IT and communications technologies to manage a worldwide network of place-based Sight & Sound(TM) microbroadcasting systems used in the delivery of audio and billboard advertising along with high-quality ambient music to a variety of retail and professional venues. This global network is controlled from one central location in the U.S. DMCI is the parent company of DMC whose Sight & Sound(TM) systems are currently being deployed to retail environments.

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

     DMC Cinema:

     DMC Cinema provides entertainment audio programming in multiplex cinemas nationwide. All programming now being delivered to each theater will be converted to the Sight and Sound system which allows for remote delivery of programming and advertising to all sites, improving efficiency and enabling the quick execution of programming changes. The Sight and Sound system also continually adjusts volume based on background noise so that the audio is always maintained at a foreground level.

     DMC HealthMedia:

     DMC HealthMedia is targeting the installation of Sight & Sound(TM) systems to hospital waiting rooms, cafeterias and doctors' lounges.

COMMUNICATIONS:

     NCT Hearing:

     NCT Hearing designs, develops and markets active noise reduction, or ANR, headset products to the communications headset market and the telephony headset market. The product lines include the NoiseBuster(R) product line and the ProActive(R) product line. The NoiseBuster(R) products consist of the NoiseBuster Extreme!(TM), a consumer headset, the NB-PCU, a headset used for in-flight passenger entertainment systems; and communications headsets for cellular, multimedia and telephony. The ProActive(R) products consist of noise reduction headsets and communications headsets for noisy industrial environments. The majority of NCT Hearing's sales are in North America. Principal customers consist of end-users, retail stores, OEMs and the airline industry.

     Pro Tech:

     The principal activity of Pro Tech is the design, development and manufacture of light-weight telecommunications headsets and new audio technologies for applications in fast-food, telephone and other commercial applications. Pro Tech currently has marketing agreements with major companies in the fast food industry and catalog and Internet site distributors of telephone equipment, primarily in North America.

     Europe:

     The principal activity of NCT Europe is the provision of research and engineering services in the field of active sound control technology to the company. NCT Europe provides research and engineering to NCT Audio, NCT Hearing, DMC and other business units as needed. NCT Europe also provides a marketing and sales support service to the company for European sales.

     Midcore:

     The principal activity of Midcore is as a developer of innovative software-based solutions that address the multitude of challenges facing businesses implementing Internet strategies. Midcore is the provider of MidPoint Internet infrastructure software that allows multiple users to share one Internet connection without degrading efficiency and provides on-demand connections, a software router, a high-performance shared cache, content control, scheduled retrieval of information and e-mail and usage accounting. Midcore sales are derived from North America and Europe.

     ConnectClearly:

     ConnectClearly.com, Inc. is NCTI's webphone subsidiary. The subsidiary will focus on e-commerce and ECRM (electronic customer relationship management) applications of NCTI's proprietary Internet telephony software. NCTI will provide expertise in technology development, business services support and captial-raising resources to ConnectClearly.

     Artera Group:

     Artera Group provides small and medium-sized enterprises, as well as remote workers and branch locations of large corporations, with a comprehensive range of highly-reliable and scalable global Internet access and networking services including backbone connection services, high-speed broadband access, virtual private networks, web hosting and design, server collocation, e-commerce, Voice over IP and other enhanced services. Artera is accomplishing this by acquiring ISP companies in strategic geographic areas and by making cooperative arrangements in other countries. Each Artera cooperative partner is to be connected and capable of delivering data and voice on a fast overnet backbone while allowing complete access to the Internet when necessary. This strategy eliminates the time delays often associated with the Internet and reduces the costs for establishing secure office-to-office connectivity.

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

     NCT Video:

     NCT Video develops commercial video and sound applications for sublicensing to other NCT subsidiaries. NCT Video recently acquired the rights to breakthrough low cost flat panel video display technology. DMCI will use this technology to cost effectively deliver both moving and static images as part of its Sight & Sound(TM) microbroadcasting system.

14.  Subsequent Events:

     On April 4, 2001, Artera entered into a subscription agreement with two accredited investors pursuant to a private placement of $700,000 of its convertible notes. Artera plans to use the proceeds from the issuance of the notes for working capital purposes. The consideration from the investors for the convertible notes aggregated $694,000, net of expenses, and consisted of cash. These Artera convertible notes mature April 4, 2002 and bear interest at 6% per annum, payable at maturity. Such convertible notes are convertible into shares of Artera common stock by dividing the principal to be converted by 100% of the average of the three lowest closing bid prices for the Artera common stock on the principal market or exchange where the Artera common stock is listed or traded for the 10 trading days prior to the conversion. Pursuant to an exchange rights agreement dated April 4, 2001, entered into by NCT and the holders of these Artera convertible notes, such notes are exchangeable for shares of NCT common stock from and after April 5, 2001 at an exchange price per share of 100% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. NCT is obligated to register shares of common stock for resale for the exchange of these Artera notes.

     On April 12, 2001, NCT and Crammer Road LLC, known as Crammer, cancelled the private equity credit agreement dated September 27, 2000, and finalized a new equity credit agreement. The new credit agreement provides that shares of up to $50 million of our common stock may be sold to Crammer pursuant to put notices delivered by the company to Crammer. The terms of the credit agreement obligate the company to put $17 million of our common stock, known as the Minimum Commitment Amount, to Crammer. The Minimum Commitment Amount provides for an accelerating discount to the market price (as defined) of our common stock of up to approximately 30% on the first $12 million of puts and a fixed discount to market of 10% for the remaining $5 million of committed puts by us. In exchange for our shares under the Minimum Commitment Amount, Crammer is obliged to deliver to us shares of common stock of DMC-NY having an agreed upon value of $13.6 million and cash in the amount of $3.4 million in the aggregate, pursuant to monthly put notices commencing no later than October 1, 2001. Each put notice up to the Minimum Commitment Amount of $17 million shall specify a put amount equal to the lesser of $2.5 million or 150% of the weighted average volume for the common stock for the twenty trading days preceding the respective put notice. The terms of the new credit line further provide that we may elect to put up to an additional $33 million of our common stock to Crammer (at a fixed discount to market of 10%) for cash to finance our cash needs. Each put notice which we elect to deliver to Crammer shall specify a put amount equal to the lesser of $2.0 million or 150% of the weighted average volume for the common stock for the twenty trading days preceding the respective put notice. The issuance and sale of our shares of common stock under this credit agreement will have an immediate dilutive effect on existing holders of our common stock.

     In connection with the execution of the new private equity credit agreement, we issued a replacement warrant to Crammer for 250,000 shares of our common stock with an exercise price of $0.14 per share. The warrant for 250,000 shares (with an exercise price of $0.34 per share) issued to Crammer under the old credit agreement has been cancelled. Furthermore, for each $100,000 of our common stock sold under the new credit line, Crammer is entitled to an additional warrant for 1,000 shares of our common stock at an exercise price per share equal to 100% of the average of the closing prices for our common stock for twenty trading days prior to issuance of the warrant.

     In addition, on April 12, 2001, the company entered into an exchange agreement with Crammer. Pursuant to the exchange agreement, the company issued to Crammer 13,333,333 shares of NCT common stock in exchange for 2,000 shares of common stock of DMC-NY. According to the terms of the exchange agreement, NCT is also obligated to issue Crammer additional shares, known as the Reset Shares, of NCT common stock if the closing bid price for the five business days prior to effectiveness of the registration statement is less than $0.16 per share. We are obligated to register for resale these issued shares of common stock and shares that may be needed in order to provide for the issuance of the Reset Shares.

     Also on April 12, 2001, pursuant to the exchange agreement with Crammer, NCT issued Crammer a convertible note of $1,000,000. The consideration from Crammer consisted of 1,000 shares of DMC-NY common stock. Such convertible note matures on December 31, 2001 and bears interest at 2% per month accruing from May 27, 2001. The note is convertible into shares of NCT common stock from and after July 15, 2001 at a conversion price per share equal to 93.75% of the average closing bid price of NCT common stock for the five consecutive trading days prior to conversion. We are obligated to register for resale the shares of our common stock that may be issuable upon the conversion of the note.

     NCT also agreed to acquire from Crammer in July 2001 an additional $1.0 million common stock in DMC-NY for $1.0 million in cash or other marketable securities.

     On April 12, 2001, our wholly owned subsidiary, NCT Video Displays, Inc., entered into a subscription agreement with Crammer pursuant to a private placement of a $500,000 convertible note. The consideration from Crammer consisted of $500,000 cash. The NCT Video note matures on December 31, 2001 and bears interest at 8% per annum, payable at maturity. Such convertible note is convertible into shares of NCT Video common stock from and after July 31, 2001 by dividing the principal to be converted by 93.75% of the average of the lowest closing bid prices for the NCT Video common stock on the principal market or exchange where the NCT Video common stock is listed or traded for the five trading days prior to the conversion. Pursuant to an exchange rights agreement entered into by NCT and Crammer, such note is exchangeable for shares of NCT common stock from and after September 15, 2001 at an exchange price per share of 93.75% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. We are obligated to register for resale shares of our common stock for the exchange of the NCT Video convertible note.

     On April 12, 2001, NCT entered into a subscription agreement with an accredited investor pursuant to a private placement of a $125,000 convertible note to the investor and a $8,750 convertible note as a finder's fee. The consideration from the investor consisted of $125,000 cash. Such notes mature on April 12, 2002 and bear interest at 8% per annum, payable at maturity. The notes are convertible into shares of NCT common stock from and after July 15, 2001 at a conversion price per share equal to 80% of the lowest closing bid price of NCT common stock for the five trading days prior to conversion. We are obligated to register for resale the shares of our common stock that may be issued upon conversion of these notes.

     On April 25, 2001, our Board of Directors approved the appointment of Irene Lebovics as a Director of NCT.

     On May 3, 2001, we announced the signing of a letter of intent to acquire one half of the capital stock of Digital Compact Classics, Inc., known as DCC, in exchange for a license to DCC to offer Sight and Sound(TM) distributed media service in the Los Angeles area. Under the letter of intent, Wells Investment Group currently plans to lead a group of investors to contribute $12 million to DCC to develop the Los Angeles area for DMC in exchange for 40% of DCC's equity. We hope to close on this transaction late in the second quarter or early in the third quarter of fiscal 2001.

     On May 4, 2001 NCT Video and ViewBeam Technology, L.L.C., (formerly known as Advanced Display Technologies, L.L.C., known as ADT), known as VBT entered into a Product Development and Licensing Agreement, known as the agreement, that modifies the September 28, 2000 Product Development and License Agreement, known as the Previous Agreement entered into between the parties. All of the provisions of the previous agreement remain in effect except for certain terms which replace those in the previous agreement. The agreement does not materially modify or change the "development fee" to be paid by NCT Video but does modify the specifications of the product design and the field of use to which the September 29, 2000 exclusive license was granted. Upon signing of this agreement NCT Video has cured the previously mentioned January 29, 2001 default.

     On May 11, 2001, we and our subsidiary, DMC, entered into an agreement with PRG to resolve all outstanding issues regarding the lease and purchase by DMC of approximately 115 Sight and Sound(TM) units that DMC is placing or has placed in various retail outlets. Such agreement liquidates and satisfies all amounts due and cures all previous defaults with respect to the PRG transactions. We paid PRG $103,040 on May 11, 2001 to make up monthly lease payments for which we were in default, and agreed to pay PRG $925,000 on each of May 30 and June 30, 2001 or, at our election, a single payment of $1,700,000 on May 30, 2001. In exchange, we will receive clear title to the Sight and Sound(TM) units, and PRG has agreed to surrender back to us a warrant to purchase 6,666,667 shares of our common stock. If we default on more than one-half of the May 31, 2001 amount due to PRG, we have a fifteen day cure period to pay any and all defaulted amounts. Failure to meet any other obligation under this agreement shall constitute an immediate material breach which shall without further notice, entitle PRG to exercise any and all of its rights under the resolution agreement, the note, as referenced in the resolution agreement and any other agreement between the parties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

Forward-Looking Statements

     Statements in this report which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. NCT wishes to caution readers that the important factors listed below, among others, in some cases have affected, and in the future could affect, NCT's actual results and could cause its actual results in fiscal 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, NCT.

     Important factors that could cause actual results to differ materially include but are not limited to NCT's ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenues to sustain NCT's current level of operation; timely introduce new products; continue its current level of operations to support the fees associated with NCT's patent portfolio; maintain satisfactory relations with its three customers that accounted for 62.5% of NCT's revenues in 2000; attract and retain key personnel; prevent invalidation, abandonment or expiration of patents owned or licensed by NCT and expand its patent holdings to diminish reliance on core patents; have its products utilized beyond noise attenuation and control; maintain and expand its strategic alliances; and protect our know-how, inventions and other secret or unprotected intellectual property.

GENERAL BUSINESS ENVIRONMENT

     The company's operating revenues are comprised of technology licensing fees and royalties, product sales, engineering and development services and advertising media revenue. Operating revenues for the three months ended March 31, 2001 consisted of approximately 43.3% in product sales, 0.7% in engineering and development services, 36.4% in technology licensing fees and royalties and 19.6% in advertising media revenue. The company continues its transition from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties, product sales and microbroadcasting media advertising. Historically, the company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the company in the development of its active noise and vibration control technology, and from technology license fees paid by such companies. Management expects that technology licensing fees, royalties, product sales and microbroadcasting media advertising revenue will become the principal sources of the company's revenue as the commercialization of its technology proceeds. As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of the company's technologies build as anticipated by management, revenues from technology licensing fees, royalties, product sales and microbroadcasting media advertising revenue are forecasted to fund an increasing share of the company's requirements.

     The company continued its practice of marketing its technology through licensing to third parties for fees, generally by obtaining technology license fees when initiating joint ventures and alliances with new strategic partners, and subsequent royalties. The company has entered into a number of alliances and strategic relationships with established firms for the integration of its technology into products. The speed with which the company can achieve the commercialization of its technology depends, in large part, upon the time taken by these firms and their customers for product testing and their assessment of how best to integrate the company's technology into their products and manufacturing operations. While the company works with these firms on product testing and integration, it is not always able to influence how quickly this process can be completed.

     Presently,  the company is selling  products  through six of its alliances:
Walker is manufacturing and selling industrial silencers; Siemens is buying and contracting with the company to install quieting headsets for patient use in Siemens' magnetic resonance imaging machines; Ultra is installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft; OKI is integrating ClearSpeech(R) algorithm into large scale integrated circuits for communications applications; and BE Aerospace and Long Prosper are providing NoiseBuster(R) components for United Airlines' and five other international carriers' comprehensive in-flight entertainment and information systems. Management believes these developments, among others, help demonstrate the range of commercial potential for the company's technology and will contribute to the company's transition from engineering and development to technology licensing fees, royalties and product sales.

     Through the acquisition of Pro Tech, we have expanded our presence in the telecommunications headset market. Pro Tech is currently expanding its headset product line for telephony, cellular and multimedia communications and is positioning itself to increase market share in the lightweight headset market.

     NCT has continued to make substantial investments in its technology and intellectual property and has incurred development costs for engineering prototypes, pre-production models and field testing of several products. Management believes that the investment in our technology has resulted in the expansion of our intellectual property portfolio and improvement in the functionality, speed and cost of components and products.

     Management believes that currently available funds will not be sufficient to sustain NCT for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees, royalties, product sales and engineering and development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development revenue, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales, and engineering and development services are not realized, then management believes additional working capital financing must be obtained. There is no assurance any such financing is or would become available. (Refer to "Liquidity and Capital Resources" below and to Note 1 - notes to the condensed consolidated financial statements above for a further discussion relating to continuity of operations.)

     In 2001, the company entered into certain transactions which provided additional funding. These transactions included the issuance of secured convertible notes; the Artera Group, Inc. Series A Convertible Preferred Stock private placement; issuance of shares of common stock in lieu of the cash owed to suppliers and consultants to settle certain obligations of the company; and private placements of shares of common stock. All of these transactions are described in greater detail below under "Liquidity and Capital Resources" and in Notes 9 and 12 - notes to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

     Three months ended March 31, 2001 compared to three months ended March 31, 2000

     Total revenues for the first three months ended March 31, 2001 were $2.5 million compared to $0.6 million for the same period in 2000, an increase of $1.9 million or 316.7%, reflecting increases in each of the company's revenue sources.

     Technology licensing fees and royalties were $0.9 million in the first three months of 2001 compared to $0.3 million for the same period in 2000. The technology licensing fees and royalties for the first three months of 2001 were primarily due to recognition of deferred revenue with respect to two DMC licenses entered into in 2000 aggregating $0.3 million, technology license fees of $0.6 million with respect to a license entered into with Teltran and prepaid royalties.

     NCT continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines and other carriers. Royalties from these and other licensees are expected to account for a greater share of NCT's revenue in future periods.

     Product sales were $1.1 million for the first three months of 2001 compared to $0.3 million for the same period in 2000, an increase of $0.8 million, or 266.7%, primarily due to the acquisition of Pro Tech in September 2000.

     Cost of product sales was $0.6 million for the first three months of 2001 and 2000. Product margin was 48.8% for the first three months of 2001 versus a negative 100% during the same period in 2000. The improvement in product margin was primarily due to Pro Tech's reduction in its production and materials costs along with the adoption of new manufacturing processes improving the operational efficiency.

     Selling, general and administrative expenses for the first three months of 2001 were $3.9 million versus $1.2 million for the same period in 2000, an increase of $2.7 million, or 225.0%, primarily due to the increased headcount and administrative expenses related to the ramping up of the subsidiary companies acquired in 2000. In addition, due to our current and anticipated expansion plans we have increased our professional fee accruals and administrative headcount.

     For the three months ended March 31, 2001, other (income)/expense, net includes non-cash charges of $1.4 million in connection with a writedown for the impairment of goodwillrelated to NCT's increased ownership of NCT Audio, which was a result of conversions and exchanges of NCT Audio's common stock for NCT's common stock and a $0.5 million fair value adjustment to certain subsidiary stock received as consideration for the repayment of certain license fee receivables, partially offset by $0.4 million from forgiveness of debt. This compares to $3.1 million for the same period in 2000 for such impairment of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     The company has incurred substantial losses from operations since its inception, which have been recurring and amounted to $147.6 million on a cumulative basis through March 31, 2001. These losses, which include the costs for development of products for commercial use, have been funded primarily from
(1) the sale of common stock, including the exercise of warrants or options to purchase common stock, (2) the sale of preferred stock convertible into common stock, (3) convertible debt, (4) technology licensing fees, (5) royalties, (6) product sales, (7) engineering and development funds received from strategic partners and customers, and (8) advertising/media revenues.

     Management believes that currently available funds will not be sufficient to sustain the company for the next 12 months. Such funds consist of available cash and cash from the exercise of warrants and options, the funding derived from technology licensing fees and royalties, product sales, advertising/media revenue and engineering and development revenue. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of realization of funding from our aforementioned revenue sources, all of which are presently uncertain. In the event that technology licensing fees, royalties, product sales, advertising/media revenue and engineering and development revenue are not realized as planned, then management believes additional working capital financing must be obtained through the private placement of additional equity of the company in the form of common stock, convertible preferred stock and/or convertible debt. There is no assurance any such financing is or would become available.

     There can be no assurance that sufficient funding will be provided by technology license fees, royalties, product sales, and advertising/media revenue and engineering and development revenue. In that event, the company would have to substantially reduce its level of operations. These reductions could have an adverse effect on the company's relationships with its strategic partners and customers. Uncertainty exists with respect to the adequacy of current funds to support the company's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at March 31, 2001, about the company's ability to continue as a going concern.

     At March 31, 2001, cash and cash equivalents were $0.3 million. Such balance was invested in interest bearing money market accounts.

     The company's working capital deficit was $(14.6) million at March 31, 2001, compared to a deficit of $(9.7) million at December 31, 2000. This $4.9 million increase was primarily due to a deficit attributable to the acquisition of the Web Factory of $(3.6) million and issuance of convertible notes in the three months ended March 31, 2001.

     Net cash used in operating activities for the three months ended March 31, 2001 and 2000 was $1.8 million and $3.0 million, respectively. The $1.2 million decline was primarily attributable to the $1.2 million lower net loss compared to the prior year period.Net cash used in investing activities was $1.3 million for the three months ended March 31, 2001. Such cash was used for capital expenditures.

     Net cash provided from financing activities for the three months ended March 31, 2001 was $2.3 million and was attributable to the issuance of debt as outlined in Note 9 - notes to the condensed consolidated financial statements.

     The company has no lines of credit with banks or other lending institutions and therefore has no unused borrowing capacity. In April 2001, we finalized a private equity credit agreement which will provide us funds for operating purposes. See Note 14 - notes to the condensed consolidated financial statements for further details.

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

     There were no material commitments for capital expenditures as of March 31, 2001, and no other material commitments are anticipated in the near future.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For discussion of legal proceedings, see Note 10 - notes to the condensed consolidated financial statements" which is included herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sales of Unregistered Securities.


     (a) On February 27, 2001, in connection with the acquisition of Teltran Web Factory, the company's subsidiary Artera Group, Inc. issued $7,799,000 (7,799 shares) of Series A Convertible Preferred Stock ("Series A Preferred Stock"). Also on February 27, 2001, Artera issued 500 shares of Series A Preferred Stock having an aggregate stated value of $500,000.


     (b) Recipients. The recipients of the 8,299 shares of Series A Preferred Stock was:

                        Teltran International Group, LTD
                        Austost Anstalt Schaan
                        Balmore S.A.
                        Amro International, S.A.
                        Nesher, LTD.
                        Talbiya B. Investments LTD
                        The Gross Foundation, Inc.
                        Level Trading, Inc.
                        Berkeley Group, LTD
                        United States Securities, Inc.
                        ICT N.V.
                        Libra Finance, S.A.
                        Hillhurst Investments Limited
                        Internet Business Management Limited
                        Four Pitt, Inc.
                        Offchurch Nominees Limited

     The placement agent for the transaction was Libra Finance, S.A.

     (c) Consideration. The aggregate offering price for 8,299 shares of Series A Preferred Stock having an aggregate stated value of $8,299,000 was $8,299,000.

     (d) Exemption from Registration Claimed. Exemption from registration is claimed under Regulation D promulgated under the Securities Act. To the best of the company's knowledge and belief and in accordance with representations and warranties made by the purchasers of Series A Preferred Stock, the purchasers are "accredited investor" as defined under Regulation D.

     (e) Terms of Conversion. The number of shares of Artera Common Stock issuable upon Conversion of each of the Series A Preferred Shares pursuant to this Section shall be determined according to the following formula (the "Conversion Rate"):

                   Face Value        Number of Shares of
                ----------------  =
                Conversion Price       Common Stock

          provided that shall have the option to pay the 4% Accretion accrued on each Series A Preferred Share in either cash or cash equivalents. If Artera elects to pay the 4% Accretion accrued in cash or cash equivalents, the Conversion Rate shall be:

                     Stated Value         Number of Shares of
                  -----------------   =
                  Conversion Price        Common Stock


                    (i) "Face Value" equals the Stated Value plus the 4% Accretion accrued on each share of Series A Preferred Stock;

                    (ii) "Conversion Price" means the amount obtained by multiplying 100% by the lowest average of the average Final Trading Price Closing Bid Price (as defined below) for the Artera Common Stock for any consecutive five (5) day trading period immediately preceding the relevant date;

                    (iii) Final Trading Price" means, for shares of Common Stock that are listed for trading on a Principal Market as of any date the last trading price of a share of Common Stock on the LSE's SEATS PLUS system (the "SEATS PLUS"), or on this AIM Market, or if not applicable, as reported by Bloomberg on the Principal Market, provided that if the last trading price is unavailable, the last reported bid price for a share of Common Stock on the Principal Market shall be deemed the Final Trading Price; and

                    (iv) "Final Trading Price" means, if the Common Stock is not listed for trading on a Principal Market, the greater of (A) the net book value of a share of Common Stock (prior to dilution for conversion, exercise or exchange of or for any derivative securities) that are convertible, exercisable or exchangeable for shares of Common Stock) reflected on the Company's last regularly prepared quarterly balance sheet using generally accepted accounting principles (except for normal year end adjustments or footnote disclosure unless such balance sheet was prepared at the Company's fiscal year end, or (B) the value attributed to the Company's common stock in the most recently consummated outside financing of the Company provided that such financing was consummated within nine months of the date for which the Final Trading Price is to be ascertained. If such value of a share of Common Stock in clause (B) above is unascertainable or was not consummated within the previous nine months, the Final Trading Price shall be as determined in clause (A) above.

                    (v) "Business  Day" shall be any day (other than  Saturdays)
               as to which commercial banks are open for business to accept deposits and withdrawals in either New York, New York or London, England.


     ITEM 6. EXHIBITS

(a)   Exhibits

**10(ap)   Subscription  Agreement  between  NCT  Networks,   Inc.  and
           Subscribers: Austost Anstalt Schaan; Balmore, S.A.; Amro International, S.A.; Nesher Ltd.; Talbiya B. Investments Ltd.; and The Gross Foundation, Inc. (collectively, Holders of Convertible Notes of NCT Networks, Inc.) dated January 9, 2001.

**10(aq)   Form of Convertible Note of NCT Networks, Inc. dated January 9, 2001.

**10(ar) Exchange Right Agreement among NCT Group, Inc. and Holders of Convertible Notes of NCT Networks, Inc. dated January 9, 2001.

**10(as) Registration Rights Agreement among NCT Group, Inc. and Holders of Convertible Notes of NCT Networks, Inc. dated January 9, 2001.

* 10(at) Exchange Agreement dated April 12, 2001 by and between Crammer Road LLC and NCT Group, Inc.

* 10(au) Registration Rights Agreement (Exhibit A to Exchange Agreement) by and between NCT Group, Inc. and Crammer Road LLC dated as of April 12, 2001.

* 10(av) Exchange Rights Agreement dated April 12, 2001 by and between NCT Group, Inc. and Crammer Road LLC.

* 10(aw) Private Equity Credit Agreement dated as of April 12, 2001 by and between NCT Group, Inc. and Crammer Road LLC.

* 10(ax) Registration Rights Agreement (Exhibit A to Private Equity Credit Agreement) dated as of April 12, 2001 by and between NCT Group, Inc. and Crammer Road LLC.

  10(ay) Framework Agreement between NXT plc, New Transducers Limited, NCT Group, Inc. and NCT Audio Products, Inc. relating to the reorganization of certain existing arrangements dated as of March 30, 2001.

  10(az) Registration Rights Agreement dated as of March 30, 2001 by and among NCT Group, Inc. and NXT plc.

  10(ba) IP Sale Agreement dated April 11, 2001 between NCT Group, Inc., NXT plc and New Transducers Limited.

  10(bb) NXT General License between the company and New Transducers Limited dated as of April 11, 2001.

  10(bc) Letter dated April 11, 2001 amending the NXT General License dated April 11, 2001.

  10(bd) Cancellation letter between the company, NCT Audio Products, Inc., New Transducers Limited and NXT plc dated April 11, 2001 canceling the Master License Agreement dated September 27, 1997 and the New Cross License Agreement dated September 27, 1997.

* 10(be) Subscription Agreement by and between NCT Video Displays, Inc. and Crammer Road LLC dated as of April 12, 2001.

* 10(bf) Convertible Note of NCT Video Displays, Inc. in principal amount of $500,000 dated as of April 12, 2001.

* 10(bg) NCT Group, Inc. note CR-1 in principal amount of $1,000,000 dated April 12, 2001.

* 10(bh) Subscription Agreement dated March 14, 2001 between the company and Alpha Capital Aktiengesellschaft.

* 10(bi) Form of Convertible Note in principal amount of $250,000 dated March 14, 2001.

* 10(bj) April 4, 2001 Subscription Agreement among Artera Group, Alpha Capital and Amro.

* 10(bk)   Form of Note dated April 4, 2001.

  10(bl) Product Development and Licensing Agreement dated May 4, 2001 between NCT Video Displays, Inc. and ViewBeam Technology, L.L.C.

  10(bm) Agreement dated May 11, 2001, by and among the company, DMC and Production Group.

* Incorporated by reference to exhibits filed with NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on
           May 10, 2001.

** Incorporated by reference to exhibits filed with NCT's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333--47084) filed on January 26, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NCT GROUP, INC.


                                 By:   /s/ MICHAEL J. PARRELLA
                                       ----------------------------------------
                                           Michael J. Parrella
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors


                                 By:   /s/ CY E. HAMMOND
                                       ----------------------------------------
                                           Cy E. Hammond
                                           Senior Vice President,
                                           Chief Financial Officer


Dated: May 21, 2001