Form 10-Q
period 2001-06-30
NCT GROUP INC
filed 2001-08-15
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2001
                                    -------------



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

               395,534,984 shares outstanding as of August 9, 2001

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                                                                          (in thousands)
                                                                    December 31,    June 30,
                                                                        2000           2001
                                                                    ------------  ------------
ASSETS                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents (Note 1)                             $     1,167   $       749
     Investment in marketable securities (Notes 6 and 12)                     -         9,991
     Accounts receivable, net of reserves (Note 6)                        5,483         1,088
     Inventories, net of reserves (Note 6)                                2,184         2,134
     Other current assets (Note 6)                                        4,825         3,541
                                                                    ------------  ------------
                     Total current assets                                13,659        17,503
                                                                    ------------  ------------

Property and equipment, net (Note 6)                                        688         2,746
Goodwill, net                                                            11,711        22,755
Patent rights and other intangibles, net                                  5,330         5,280
Other assets (Note 6)                                                     7,994         3,427
                                                                    ------------  ------------
                                                                    $    39,382   $    51,711
                                                                    ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
     Accounts payable and accrued expenses                          $     9,833   $    11,547
     Current maturities of convertible notes (Note 9)                     3,975         9,586
     Deferred revenue                                                     5,652         8,568
     Other liabilities (Notes 2 and 8)                                    3,222         5,657
     Notes payable                                                          704         2,124
                                                                    ------------  ------------
                     Total current liabilities                           23,386        37,482
                                                                    ------------  ------------

Long term liabilities:
     Deferred revenue                                                     1,611         6,293
     Royalty payable                                                      1,150         1,150
     Convertible notes  (Note 9)                                          1,000             -
                                                                    ------------  ------------
                     Total long term liabilities                          3,761         7,443
                                                                    ------------  ------------

Commitments and contingencies (Note 13)

Common stock subject to resale guarantee (Note 11)                          191           191
                                                                    ------------  ------------
Minority interest in consolidated subsidiaries                            2,186         8,288
                                                                    ------------  ------------
Stockholders' equity (deficiency) (Notes 7, 11 and 12):
Preferred stock, $.10 par value, 10,000,000 shares authorized:
  Series G preferred stock, issued and outstanding,
   767 and 0 shares, respectively (redemption amount
   $783,409 and $0, respectively)                                           574             -
Common stock, $.01 par value, 450,000,000 shares authorized:
   issued and outstanding 334,149,669 and 393,731,418
    shares, respectively                                                  3,341         3,937
Additional paid-in-capital                                              154,838       158,092
Unearned portion of compensatory stock, warrants and options                (37)          (28)
Accumulated other comprehensive loss                                     (3,321)       (1,168)
Expenses to be paid with common stock                                      (562)         (330)
Accumulated deficit                                                    (141,799)     (159,233)
Stock subscriptions receivable                                             (213)            -
Treasury stock, 6,078,065 shares of common stock                         (2,963)       (2,963)
                                                                    ------------  ------------
                     Total stockholders' equity (deficiency)              9,858        (1,693)
                                                                    ------------  ------------
                                                                    $    39,382   $    51,711
                                                                    ============  ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)

                                                                  (in thousands, except per share amounts)
                                                         Three months ended June 30,      Six months ended June 30,
                                                         ----------------------------     --------------------------
                                                              2000           2001             2000          2001
                                                         -------------  -------------     ------------  ------------
REVENUES:
   Technology licensing fees and royalties               $        333   $      1,023      $       589   $     1,933
   Product sales, net                                             471          1,229              783         2,313
   Advertising/media revenue                                        -            513                -         1,003
   Engineering and development services                            31             22               31            40
                                                         -------------  -------------     ------------  ------------

          Total revenues                                 $        835   $      2,787      $     1,403   $     5,289
                                                         -------------  -------------     ------------  ------------
COSTS AND EXPENSES:
   Cost of product sales                                 $        341   $        528      $       964   $     1,083
   Cost of engineering and development services                    27              1               27             1
   Royalty expense                                                  -            (60)               -           (37)
   Cost of advertising/media sales                                  -             95                -           338
   Selling, general and administrative                          2,217          5,331            3,409         7,756
   Research and development                                     1,116          1,358            2,083         2,522
   Other (income) expense, net (Note 6)                          (124)         5,434            2,949         8,206
   Interest expense                                               212          1,711            1,378         2,854
                                                         -------------  -------------     ------------  ------------
          Total costs and expenses                       $      3,789   $     14,398      $    10,810   $    22,723
                                                         -------------  -------------     ------------  ------------

NET LOSS                                                 $     (2,954)  $    (11,611)     $    (9,407)  $   (17,434)
                                                         =============  =============     ============  ============

Capital stock beneficial feature                         $        282   $          -      $     1,001   $       250
Preferred stock dividends                                          48            371               87           415
                                                         -------------  -------------     ------------  ------------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                      $     (3,284)  $    (11,982)     $   (10,495)  $   (18,099)
                                                         =============  =============     ============  ============

Basic and diluted loss per share                         $      (0.01)  $      (0.03)     $     (0.04)  $     (0.05)
                                                         =============  =============     ============  ============

Weighted average common shares outstanding -
   basic and diluted                                          275,315        379,407          274,514       358,687
                                                         =============  =============     ============  ============

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
                                                                                   (in thousands)
                                                          Three months ended June 30,     Six months ended June 30,
                                                         ----------------------------     --------------------------
                                                              2000           2001             2000          2001
                                                         -------------  -------------     ------------  ------------


NET LOSS                                                 $     (2,954)  $    (11,611)     $    (9,407)  $   (17,434)
Other comprehensive loss:
   Currency translation adjustment                                (25)            93              (25)          152
   Unrealized loss on marketable securities                         -           (378)               -        (1,320)
                                                         -------------  -------------     ------------  ------------

COMPREHENSIVE LOSS                                       $     (2,979)  $    (11,896)     $    (9,432)  $   (18,602)
                                                         =============  =============     ============  ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 6)
(Unaudited)

                                                                                           (in thousands)
                                                                                     Six months ended June 30,
                                                                                     -------------------------
                                                                                         2000          2001
                                                                                     ------------  -----------
Cash flows from operating activities:
     Net loss                                                                         $   (9,407)  $ (17,434)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
       Depreciation and amortization                                                         842       1,382
       Common stock options and warrants issued as consideration for:
          Compensation                                                                         9          10
          Operating expenses                                                                  50           -
       Provision for inventory                                                               250           -
       Provision for doubtful accounts                                                       (16)         33
       Impairment of goodwill (Note 12)                                                    3,073       1,494
       Discount on beneficial conversion feature on convertible note (Note 9)              1,000           -
       Convertible note default interest                                                       -         150
       Convertible note induced conversion expense                                             -         190
       Non-cash expense on issuance of warrants                                                -         896
       Realized loss on available-for-sale securities                                          -       2,947
       Realized loss on fair value of warrant                                                  -       2,599
       Gain on sale of NXT ordinary shares                                                     -        (572)
       Unrealized loss on trading securities                                                   -         482
       Forgiveness of debt                                                                     -        (404)
       Amortization of debt discount                                                           -       1,310
       Adjustment upon receipt of shares in lieu of cash                                       -         468
       Minority interest loss                                                                  -        (155)
       Gain on disposition of fixed assets                                                     -          (6)
       Changes in operating assets and liabilities, net of acquisitions:
          (Increase) decrease in accounts receivable                                        (112)      1,342
          (Increase) in license fee receivable                                            (2,500)          -
          Decrease in inventories                                                            181          50
          (Increase) in other assets                                                        (106)       (105)
          Increase (decrease) in accounts payable and accrued expenses                    (1,713)      1,688
          Increase (decrease) in other liabilities and deferred revenue                    3,441      (1,844)
                                                                                     ------------  -----------
       Net cash (used in) operating activities                                        $   (5,008)  $  (5,479)
                                                                                     ------------  -----------
Cash flows from investing activities:
      Capital expenditures                                                                   (86)       (839)
      Net cash paid for Web Factory acquisition                                                -        (100)
      Decrease in restricted cash                                                            346           -
      Deferred charges                                                                      (407)          -
      Payment for shares of DMC-NY                                                             -      (1,000)
      Proceeds from sale of NXT ordinary shares                                                -       3,869
                                                                                     ------------  -----------
        Net cash (used in) provided by investing activities                           $     (147)  $   1,930
                                                                                     ------------  -----------
Cash flows from financing activities:
     Proceeds from:
       Convertible notes and notes payable (net) (Note 9)                                  1,750       2,945
       Sale of preferred stock (net)                                                       1,704           -
       Sale of exchange shares                                                                 -         164
       Sale of common stock subject to resale                                                620           -
       Collection of subscription receivable                                                   -         213
       Exercise of stock options, net                                                        748           -
       Repayment of notes                                                                      -         (40)
                                                                                     ------------  -----------
       Net cash provided by financing activities                                      $    4,822   $   3,282
                                                                                     ------------  -----------
Effect of exchange rate changes on cash                                               $      (16)  $    (151)
                                                                                     ------------  -----------
Net (decrease) in cash and cash equivalents                                           $     (349)  $    (418)
Cash and cash equivalents - beginning of period                                            1,126       1,167
                                                                                     ------------  -----------
Cash and cash equivalents - end of period                                             $      777   $     749
                                                                                     ============  ===========
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, NCT Group, Inc. and its Subsidiaries are referred to as "the company," "we," "our," "us" or "NCT." The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The results of operations for the three and six months ended June 30, 2001 and cash flows for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. We have reclassified certain amounts in prior period financial statements to conform to the current period's presentation.

     NCT has incurred substantial losses from operations since its inception, which have been recurring and amounted to $159.2 million on a cumulative basis through June 30, 2001. These losses, which include the cost for development of products for commercial use, have been funded primarily from: (1) the sale of common stock, including the exercise of warrants or options to purchase common stock; (2) the sale of preferred stock convertible into common stock; (3) convertible debt; (4) technology licensing fees and royalties; (4)
advertising/media revenues; (5) product sales; and (6) engineering and development funds received from strategic partners and customers.

     Cash, cash equivalents and the portion of short-term investments which are trading securities, amounted to $5.8 million at June 30, 2001, increasing from $1.2 million at December 31, 2000. Management believes that currently available funds will not be sufficient to sustain NCT at present levels for the next 12 months. NCT's ability to continue as a going concern is dependent on funding from several internally generated sources, including available cash, cash from the exercise of warrants and options, and cash inflows generated from NCT's revenue sources: technology licensing fees and royalties, product sales, advertising/media revenues, and engineering and development services. The level of realization of funding from our revenue sources is presently uncertain. In the event that anticipated technology licensing fees and royalties, product sales, advertising/media revenues and engineering and development services do not generate sufficient cash, management believes additional working capital financing must be obtained. There is no assurance any of the financing is or would become available.

     In the event that funding from internal sources is insufficient, we would have to substantially cut back our level of spending which could substantially curtail our operations. Such reductions could have an adverse effect on our relationships with strategic partners and customers. Uncertainty exists about the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of financing from other sources to fund any cash deficiencies. See
Note 9 - Convertible Notes and Note 12 - Common Stock with respect to recent financing.

     The accompanying financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet our obligations. The uncertainties described above raise substantial doubt at June 30, 2001 about NCT's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2.   Acquisitions:

     On March 2, 2001, our wholly-owned subsidiary, Artera Group, Inc., known as Artera, formerly known as NCT Networks, Inc., acquired (i) 100% of the outstanding capital stock of Teltran Web Factory Limited, known as the Web Factory, a U.K.-based company involved in Internet-based communications for small companies and (ii) the communication equipment assets of Teltran's subsidiary Internet Protocols Ltd. Artera agreed to pay Teltran International Group Limited, known as Teltran, and its investors up to $350,000 in cash and up to 4,940,000 stated value in British pounds sterling of Artera Series A Convertible Preferred Shares, known as Artera Group Preferred. (See Note 12 - Common Stock for further details). The purchase price, which includes $7.8 million of Artera Group Preferred and is net of $1.2 million due back from Teltran due to limits on the amount of liabilities to be assumed under the agreement, amounted to $7.0 million. Artera has changed the Web Factory's name to Artera Group International Limited. As part of the acquisition, we agreed to assume Teltran's obligations owed to a previous owner of the Web Factory in the amount of approximately 1,500,000 in British pounds sterling with consideration to be paid by causing Artera Group International Limited to issue its Series A Convertible Preferred Stock, when created and known as Artera Limited Preferred, to the previous owner having a stated value equal to that amount, with rights to convert to Artera Group International Limited common stock at a 20% discount to the initial listing price. If Artera Group International Limited undertakes a public listing of its common stock on the London Alternative Investment Market prior to September 30, 2001, the Artera Limited Preferred will automatically convert to common stock immediately prior to the listing date. If Artera Group International Limited does not undertake a public listing, the previous owner will have the right to exchange the Artera Limited Preferred for NCT's common stock at a 20% discount to market. The acquisition was accounted for using the purchase method, resulting in goodwill of approximately $10.1 million. Amounts allocated to goodwill are amortized over 20 years on a straight-line basis.

     A summary of the assets acquired and liabilities assumed, at estimated fair market value, is as follows (in thousands):

            Current assets                           $    484
            Property, plant and equipment                 467
            Goodwill                                   10,095
            Current liabilities                        (4,031)
            Long-term liabilities                         (45)
                                                     ---------
                                                     $  6,970
                                                     =========

3.   Loss Per Share:

     We report loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Generally, the per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

4.   Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board, known as the FASB, issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The company plans to adopt the provisions of SFAS No. 141 effective July 1, 2001 and SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 may increase our financial position and results of operations on an ongoing basis due to the elimination of amortization of goodwill. Conversely, the adoption of SFAS No. 142 may decrease our financial position and results of operations upon adoption because of a possible finding of impaired goodwill. We are in the process of analyzing SFAS No. 142 but we are unable to report the effect the adoption will have on our financial position and results of operations.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments - an Amendment of SFAS 133." SFAS 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 138 on January 1, 2001 resulted in a net reduction in the value of derivatives, which consists of a warrant to purchase common stock of a licensee, of $2.6 million during the second quarter of 2001. We realized a $2.6 million loss in the value of this warrant, which we included in other expense in the consolidated statement of operations, for the three and six-months ended June 30, 2001.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This interpretation clarifies certain issues relating to stock compensation. FIN 44 became effective July 1, 2000; however, certain conclusions in this interpretation cover specific events that occurred prior to July 1, 2000. The adoption of FIN 44 did not have a material impact on our consolidated financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a Replacement of FASB Statement No. 125." SFAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS 140 requires certain additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS 140 is effective for the transfer of financial assets occurring after March 31, 2001. As of June 30, 2001, the company did not incur any of these types of transactions. Management does not expect the provisions of SFAS 140 to have a significant effect on our consolidated financial statements.

     During the year ended December 31, 2000 we adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies certain existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. Since our existing revenue recognition policies were consistent with the provisions of SAB 101, the result of applying its provisions did not have a material effect on the company's revenues and costs during the year ended December 31, 2000.

5.   Comprehensive Income:

     Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in stockholders' equity that are excluded from net income including unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments.

6.   Other Financial Data:

Balance Sheet Items:
--------------------

     Investments in marketable securities include available-for-sale and trading securities at fair value. The following table displays the fair value, cost basis, and realized/unrealized gain (loss) of the company's available-for-sale and trading securities (in thousands):


                                    December 31, 2000                             June 30, 2001
                          ---------------------------------- ------------------------------------------------------
                            Fair        Cost    Unrealized      Fair      Cost         Realized       Unrealized
                            Value       Basis   Gain/(Loss)     Value     Basis       Gain/(Loss)    Gain/(Loss)
                          ---------------------------------- ------------------------------------------------------
Trading securities:
   NXT                    $     -     $     -   $       -     $ 5,037   $ 5,519      $       -       $    (482)
                          ---------------------------------- ------------------------------------------------------
Total Trading                   -           -           -       5,037     5,519              -            (482)
                          ---------------------------------- ------------------------------------------------------
Available for sale:
   ITC                    $ 5,100     $ 6,000   $    (900)    $ 4,680   $ 6,000      $       -       $  (1,320)
   Teltran                      -           -           -         253       743           (490)              -
   Insider Street.com           -       2,478      (2,478)         21     2,478         (2,457)              -
                          ---------------------------------- ------------------------------------------------------
Total Available             5,100       8,478      (3,378)      4,954     9,221         (2,947)         (1,320)
                          ---------------------------------- ------------------------------------------------------
     Totals               $ 5,100     $ 8,478   $  (3,378)    $ 9,991   $14,740      $  (2,947)      $  (1,802)
                          ================================== ======================================================

     The company reviews declines in the value of its investment portfolio when general market conditions change or specific information pertaining to an industry or an individual company becomes available. The company considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary. For the three-month and six-month periods ended June 30, 2001, the company recorded impairment charges of approximately $5.5 million, representing other-than-temporary declines in value of its investment portfolio. These charges are included in the other (income) expense, net line in the condensed consolidated statements of operations. See table of other (income) expense, net below.


     Accounts receivable comprise the following (in thousands):


                                           December 31,      June 30,
                                             2000            2001
                                         --------------  --------------
   Technology license fees and royalties  $    4,597       $     106
   Joint ventures and affiliates                  76              76
   Other trade receivables                       880             980
   Allowance for doubtful accounts               (70)            (74)
                                         --------------  --------------
       Accounts receivable, net           $    5,483       $   1,088
                                         ==============  ==============

     Inventories comprise the following (in thousands):

                                                  December 31,      June 30,
                                                     2000            2001
                                                --------------  --------------
   Components                                    $      603       $     437
   Finished goods                                     1,681           1,797
                                                --------------  --------------
   Gross inventories                             $    2,284       $   2,234
   Reserve for obsolete & slow moving inventory        (100)           (100)
                                                --------------  --------------
       Inventories, net of reserves              $    2,184       $   2,134
                                                ==============  ==============

     Other current assets comprise the following (in thousands):



                                         December 31,      June 30,
                                             2000            2001
                                        --------------  --------------
   Investment in warrant                 $    3,089      $       490
   Notes receivable                               -            1,310
   Due from unaffiliated company                743                -
   Prepaid royalties                              -              600
   Prepaid financing charges                      -              342
   Other                                        993              799
                                        --------------  --------------
         Other current assets            $    4,825      $     3,541
                                        ==============  ==============

     Other assets (long term) comprise the following (in thousands):

                                         December 31,      June 30,
                                             2000            2001
                                        --------------  --------------
   Marketable securities                 $    5,100      $         -
   Investment in unconsolidated
    subsidiaries                              1,500            1,514
   Advances and deposits                        663              813
   Deferred charges                             534            1,035
   Other                                        197               65
                                        --------------  --------------
          Other assets                   $   7,994      $     3,427
                                        ==============  ==============


     Property and equipment comprise the following (in thousands):

                                 Estimated
                                Useful Life    December 31,   June 30,
                                  (Years)         2000           2001
                               -------------  -------------  ----------

   Machinery and equipment         3-5         $   2,018      $  2,019
   Software costs                  3-5                64         4,002
   Furniture and fixtures          3-5             1,257         1,981
   Leasehold improvements          7-10            1,139         1,620
   Tooling                         1-3               462         2,177
   Projects under construction     3-5                 -           991
   Other                           5-10              100            99
                                              -------------  ----------
                                               $   5,040      $ 12,889
   Accumulated depreciation                       (4,352)      (10,143)
                                              -------------  ----------
   Property and equipment, net                 $     688      $  2,746
                                              =============  ==========

     At June 30, 2001, property and equipment contains $4.6 million of fixed asset costs and $4.1 million of accumulated depreciation related to the acquisition of Web Factory on March 2, 2001.

Statement of Operations Information:
------------------------------------

     Other (income) expense, net is comprised of the following (in thousands):


                                                     Three months                 Six months
                                                    Ended June 30,              Ended June 30,
                                                ------------------------   -------------------------
                                                   2000        2001            2000        2001
                                                -----------  -----------   ------------  -----------
Realized loss on securities available for sale  $        -   $    2,947    $         -   $    2,947

Unrealized loss on trading securities                    -          482              -          482

Realized loss on fair value of warrant                   -        2,599              -        2,599

Gain on sale of trading securities                       -         (572)             -         (572)

Impairment of goodwill                                   -          113          3,073        1,494

Other                                                 (124)        (135)          (124)       1,256
                                                ------------------------   -------------------------
Total other (income) expense, net               $     (124)  $    5,434    $     2,949   $    8,206
                                                ========================   =========================

Supplemental Cash Flow Disclosures:


                                                                                                              (in thousands)
                                                                                                     Six months ended June 30,
                                                                                                    ---------------------------
                                                                                                       2000            2001
                                                                                                    -----------     -----------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                                         $        -      $        -
                                                                                                    ===========     ===========
Supplemental disclosures of non-cash investing and financing activities:
    Unrealized holding loss on available-for-sale securities                                        $        -      $   (1,320)
                                                                                                    ===========     ===========
    Issuance of 13.3 million shares of common stock as consideration for shares in DMC-NY           $        -      $    2,000
                                                                                                    ===========     ===========
    Issuance of 4.3 million shares of common stock upon conversion of  promissory note default      $        -      $      500
                                                                                                    ===========     ===========
    Issuance of common stock in exchange for common stock of subsidiary                             $        -      $      984
                                                                                                    ===========     ===========
    Receipt of Pro Tech common shares in lieu of cash to settle accounts receivable                 $        -      $    1,350
                                                                                                    ===========     ===========
    Issuance of preferred stock of subsidiary, Artera Group, Inc.                                   $        -      $    8,299
                                                                                                    ===========     ===========
    Issuance of convertible notes in receipt of common shares of Pro Tech as partial consideration  $        -      $      500
                                                                                                    ===========     ===========
    Issuance of notes for placement services rendered                                               $        -      $      527
                                                                                                    ===========     ===========
    Issuance of notes for convertible notes as partial consideration for shares in DMC-NY           $        -      $    1,000
                                                                                                    ===========     ===========

7.   Stockholders' Equity (Deficiency):

     The changes in stockholders' equity (deficiency) during the six months ended June 30, 2001 were as follows (in thousands):


                                                                                                   Expenses
                                          Exchange/ Accretion   Net      Stock   Unearned            To be    Accumu-
                                          Conver-   Dividend  Issuance Subscrip- Compen-             paid      lated
                               Balance    sion of       of      of       tion    satory              with     Comprehen-   Balance
                                 at      Preferred  Preferred  Common   Receiv-  Options/    Net     Common    sive           At
                              12/31/00     Stock      Stock    Stock     able    Warrants   Loss     Stock     Loss        6/30/01
                            ------------ ---------- --------- -------- --------- --------- ------- --------- ----------- -----------
Series G Preferred Stock:
       Shares                         1         (1)        -        -         -         -       -         -           -           -
       Amount               $       574       (864)      290        -         -         -       -         -           -  $        -

Common Stock:
       Shares                   334,150      7,218         -   52,363         -         -       -         -           -     393,731
       Amount               $     3,341         73         -      523         -         -       -         -           -  $    3,937

Treasury Stock:
       Shares                     6,078          -         -        -         -         -       -         -           -       6,078
       Amount               $    (2,963)         -         -        -         -         -       -         -           -  $   (2,963)

Additional
Paid in Capital             $   154,838        793      (290)   2,751         -         -       -         -           -  $  158,092

Accumulated
(Deficit)                   $  (141,799)         -         -        -         -         - (17,434)        -           -  $ (159,233)

Accumulated
Other Comprehensive
Loss                        $    (3,321)         -         -        -         -         -        -        -       2,153  $   (1,168)

Stock
Subscription
Receivable                  $      (213)         -         -        -       213         -        -        -           -  $        -

Expenses to be
Paid with
Common Stock                $      (562)         -         -        -         -         -        -      232           -  $     (330)

Unearned
Compensatory
Stock Option                $       (37)         -         -        -         -         9        -        -           -  $      (28)

8.   Other Liabilities:

     On January 11, 2001, the company, DMC and Production Resource Group, L.L.C., known as PRG, entered into a resolution agreement to exercise the NCT warrant issued pursuant to the warrant agreement as modified, and to exchange common stock in NCT ("Warrant Stock") in exchange therefor: (i) the terms under which NCT will register the stock received upon the exercise of this warrant for sale; (ii) the terms under which PRG will purchase 4% of the common stock of DMC for the consideration provided herein; (iii) the terms under which the parties will settle certain invoices; and (iv) the terms under which NCT will purchase the equipment covered by the lease agreement. NCT will register the resale of the Warrant Stock as provided in the agreement and PRG or the escrow agent will sell the stock with proceeds to be distributed as provided (1) DMC shall pay PRG on or before May 31, 2001 $0.9 million in satisfaction of the promissory note dated November 30, 2000, and (2) DMC shall pay PRG $0.1 million for the documented invoices ("invoices") in excess of the $0.9 million satisfied in (1) above. DMC shall pay PRG $0.8 million for the purchase of 105 DBS Systems and 680 speakers currently under lease. Provided that PRG receives at least one-third of the total amount payable no later than each of January 31, 2001, March 31, 2001 and May 31, 2001 lease payments will continue through January 31, 2001 at the current rates provided under the lease agreement and will terminate at that time. Such payments will be applied first to the equipment purchase, next to the lease payments through January 31, 2001 (or subsequent thereto if NCT defaults on its obligation hereunder) next to the payment of invoices, next to the payment of interest and principal on the convertible note, and finally, to the amount, if any, due with respect to the warrant shares residual value. Upon satisfaction of all the terms of the resolution agreement, PRG releases NCT and DMC from any and all obligations including but not limited to exclusivity of service and source requirements, and all agreements between the parties will be terminated. Upon completion of payments provided within the agreement, the Warrant Stock shall be deemed to be cancelled and PRG's rights thereunder shall have no further effect. During the first quarter of 2001, we recorded an additional $0.8 million liability due PRG for the purchase of equipment with respect to this resolution agreement. The company had not paid the January 31, 2001 and March 31, 2001 installments and was in default of the resolution agreement at March 31, 2001.

     On May 11, 2001, we and our subsidiary, DMC, entered into an agreement with PRG to resolve all outstanding issues regarding the lease and purchase by DMC of approximately 115 Sight and Sound(TM) units that DMC is placing or has placed in various retail outlets. Such agreement would have liquidated and satisfied all amounts due and cures all previous defaults with respect to the PRG transactions. We paid PRG $103,040 on May 11, 2001 to make up monthly lease payments for which we were in default, and agreed to pay PRG $0.9 million on each of May 30 and June 30, 2001 or, at our election, a single payment of $1.7 million on May 30, 2001. In exchange, we would have received clear title to the Sight and Sound(TM) units, and PRG had agreed to surrender back to us a warrant to purchase 6,666,667 shares of our common stock. Failure to meet any other obligation under this agreement constituted an immediate material breach which shall without further notice, entitle PRG to exercise any and all of its rights under the resolution agreement, the note, as referenced in the resolution agreement and any other agreement between the parties.

     We defaulted on the obligations called for by this agreement and on June 6, 2001 PRG filed with the Superior Court, Judicial Court of Fairfield, at Bridgeport an application for Prejudgment Remedy seeking to attach or garnish to the value of $2.25 million assets. On July 26, 2001 the court returned an Order For Prejudgment Remedy having found probable cause to sustain the validity of PRG's claim and gave PRG the right to attach or garnish certain NCT and DMC assets to the extent of $2.1 million.

     On January 29, 2001, our wholly owned subsidiary, NCT Video Displays, Inc., known as NCT Video, received formal written notice of default from Advance Display Technologies, known as ADT, of a material obligation with respect to the product development and license agreement entered into on September 28, 2000, by the two companies. Upon receipt of this notice of default, NCT Video had 60 days to cure its default as described in the agreement. On May 4, 2001, ADT and NCT Video amended the September 28, 2000 agreement, curing the default.

9.   Convertible Notes:

     On June 29, 2001, Artera entered into a subscription agreement with six accredited investors pursuant to a private placement of $1.25 million of its convertible notes. Artera plans to use the proceeds from the issuance of the notes for working capital purposes. The consideration from the investors for the convertible notes aggregated $1.0 million, net of expenses. At June 30, 2001 we received $0.7 million in cash and had a subscription receivable in the amount of $0.3 million. Such subscription receivable was collected in full during July 2001. The difference between the face value of the notes and the cash received resulted in a $0.25 million Original Issue Discount ("OID"). This OID is included in the accompanying consolidated balance sheet as a direct deduction from the face amount of the notes with the resulting OID being amortized from the date of issuance (June 29, 2001) to the date the notes mature (June 29, 2002). This interest expense is a non-cash item. These Artera convertible notes mature June 29, 2002 and bear simple interest at 6% per annum, payable at maturity. The effective interest rate on these notes is approximately 32.5%. Such notes are convertible into shares of Artera common stock by dividing the principal to be converted by 100% of the average of the three lowest closing bid prices for the Artera common stock on the principal market or exchange where the Artera common stock is listed or traded for the 10 trading days prior to the conversion. We are undertaking a public listing of Artera's common stock on the Alternative Investment Market of the London Stock Exchange, which we hope to complete by the end of the 2001. Because Artera's common stock is not publicly tradable, NCT and the six investors entered into an exchange rights agreement whereby the Artera notes are exchangeable for shares of NCT common stock from and after November 30, 2001 at an exchange price per share of 100% of the average closing bid price of NCT's common stock for the five trading days prior to the exchange. NCT is obligated to register shares for the exchange of these Artera notes.

     On May 25, 2001, Artera entered into a subscription agreement with two accredited investors pursuant to a private placement of $0.4 million of its convertible notes. Artera plans to use the proceeds from the issuance of the notes for working capital purposes. The consideration from the investors for the convertible notes aggregated $0.3 million, net of expenses, and consisted of cash. The difference between the face value of the notes and the cash received resulted in a $0.1 million OID. This OID is included in the accompanying consolidated balance sheet as a direct deduction from the face amount of the notes with the resulting OID being amortized from the date of issuance (May 25, 2001) to the date the notes mature (May 25, 2002). This interest expense is a non-cash item. These Artera convertible notes mature May 25, 2002 and bear simple interest at 6% per annum, payable at maturity. The effective interest rate on these notes is approximately 32.5%. Such notes are convertible into shares of Artera common stock by dividing the principal to be converted by 100% of the average of the three lowest closing bid prices for the Artera common stock on the principal market or exchange where the Artera common stock is listed or traded for the 10 trading days prior to the conversion. Pursuant to an exchange rights agreement dated May 25, 2001, entered into by NCT and the holders of these Artera convertible notes, these notes are exchangeable for shares of NCT common stock from and after September 15, 2001 at an exchange price per share of 100% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. NCT is obligated to register shares of common stock for resale for the exchange of these Artera notes.

     On April 12, 2001, pursuant to the exchange agreement as discussed in Note 13 - Commitments below, with Crammer Road LLC, known as Crammer, NCT issued Crammer a convertible note of $1.0 million. The consideration from Crammer consisted of 1,000 shares of DMC-NY common stock. Such convertible note matures on December 31, 2001 and bears interest at 2% per month accruing from May 27, 2001. The note is convertible into shares of NCT common stock from and after July 15, 2001 at a conversion price per share equal to 93.75% of the average closing bid price of NCT common stock for the five consecutive trading days prior to conversion. We are obligated to register for resale the shares of our common stock that may be issuable upon the conversion of the note. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $66,667 in connection with the April 12, 2001 convertible note recorded during the second quarter of 2001. The discount to the fair value is deemed to be a "beneficial conversion" feature and is in essence accounted for as a discount to the note and is allocated to a component of additional-paid-in capital. The discount is to be recognized as interest expense over the period from the date of issuance (April 12, 2001) to the date of earliest conversion (July 15, 2001). At June 30, 2001 the company recognized $55,319 of interest expense in its consolidated statement of operations.

     On April 12, 2001, NCT Video entered into a subscription agreement with Crammer whereby NCT Video issued a $0.5 million convertible note to Crammer for $0.5 million in cash. The NCT Video note matures on December 31, 2001 and bears interest at 8% per annum, payable at maturity. Such convertible note is convertible into shares of NCT Video common stock from and after July 31, 2001 by dividing the principal to be converted by 93.75% of the average of the lowest closing bid prices for the NCT Video common stock on the principal market or exchange where the NCT Video common stock is listed or traded for the five trading days prior to the conversion. Because NCT Video's common stock is not publicly tradable on any market or exchange, NCT and Crammer Road entered into an exchange rights agreement whereby the NCT Video note is exchangeable for shares of NCT common stock from and after September 15, 2001 at an exchange price per share of 93.75% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. We are obligated to register for resale shares of our common stock for the exchange of the NCT Video convertible note. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $33,333 in connection with the April 12, 2001 convertible note recorded during the second quarter of 2001. The discount to the fair value is deemed to be a "beneficial conversion" feature and is in essence accounted for as a discount to the note and is allocated to a component of additional-paid-in capital. The discount is to be recognized as interest expense over the period from the date of issuance (April 12, 2001) to the date of earliest conversion (July 15, 2001). At June 30, 2001 the company recognized $16,667 of interest expense in its consolidated statement of operations.

     On April 12, 2001, NCT entered into a subscription agreement with an accredited investor, Alpha Capital, pursuant to a private placement of a $125,000 convertible note to the investor. We also issued to Libra Finance, S.A. a $8,750 convertible note as a finder's fee. The consideration from the investor consisted of $125,000 cash, which NCT plans to use for working capital purposes. These notes mature on April 12, 2002 and bear simple interest at 8% per annum, payable at maturity. The notes are convertible into shares of NCT common stock from and after July 15, 2001 at a conversion price per share equal to 80% of the lowest closing bid price of NCT common stock for the five trading days prior to conversion. We are obligated to register for resale the shares of our common stock that may be issued upon conversion of these notes. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $33,438 in connection with the April 12, 2001 convertible notes recorded during the second quarter of 2001. The discount to the fair value is deemed to be a "beneficial conversion" feature and is in essence accounted for as a discount to the note and is allocated to a component of additional-paid-in capital. The discount is to be recognized as interest expense over the period from the date of issuance (April 12, 2001) to the date of earliest conversion (July 15, 2001). At June 30, 2001 the company recognized $27,746 of interest expense in its consolidated statement of operations.

     On April 4, 2001, Artera entered into a subscription agreement with two accredited investors pursuant to a private placement of $0.9 million of its convertible notes. Artera plans to use the proceeds from the issuance of the notes for working capital purposes. The consideration from the investors for the convertible notes aggregated $0.7 million, net of expenses, and consisted of cash. The difference between the face value of the notes and the cash received resulted in a $0.3 million OID. This OID is included in the accompanying consolidated balance sheet as a direct deduction from the face amount of the notes with the resulting OID being amortized from the date of issuance (April 4, 2001) to the date the notes mature (April 4, 2002). This interest expense is a non-cash item. These Artera convertible notes mature April 4, 2002 and bear simple interest at 6% per annum, payable at maturity. The effective interest rate on these notes is approximately 32.5%. Such notes are convertible into shares of Artera common stock by dividing the principal to be converted by 100% of the average of the three lowest closing bid prices for the Artera common stock on the principal market or exchange where the Artera common stock is listed or traded for the 10 trading days prior to the conversion. Pursuant to an exchange rights agreement dated April 4, 2001, entered into by NCT and the holders of these Artera convertible notes, these notes are exchangeable for shares of NCT common stock from and after September 15, 2001 at an exchange price per share of 100% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. NCT is obligated to register shares of common stock for resale for the exchange of these Artera notes.

     On March 14, 2001, NCT entered into a subscription agreement with Alpha Capital, pursuant to a private placement of a $250,000 convertible note to the investor. We also issued to Libra Finance, S.A. a $17,500 convertible note as a finder's fee. The consideration from the investor consisted of $250,000 cash, which NCT plans to use for working capital purposes. These notes mature on March 14, 2002 and bear interest at 8% per annum, payable at maturity. The notes are convertible into shares of NCT common stock from and after July 15, 2001 at a conversion price per share equal to 80% of the lowest closing bid price of NCT common stock for the five trading days prior to conversion. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $66,875 in connection with the March 14, 2001 convertible notes recorded during the first quarter of 2001. The discount to the fair value is deemed to be a "beneficial conversion" feature and is in essence accounted for as a discount to the note and is allocated to a component of additional-paid-in capital. The discount is to be recognized as interest expense over the period from the date of issuance (March 14, 2001) to the date of earliest conversion (July 15, 2001). At June 30, 2001 the company recognized $58,653 of interest expense in its consolidated statement of operations.

     On February 13, 2001, the company issued a 60-day, $0.5 million promissory note bearing interest at 7% per annum, to Carole Salkind, a holder of our secured convertible notes, together with a warrant to purchase either $0.5 million of our common stock at $0.21 per share or Pro Tech's common stock at $0.44 per share. The Company valued the warrant using the Black-Scholes option pricing model and credited additional paid in capital for $0.5 million. This amount is being amortized over the life of the promissory note. At June 30, 2001, the company has recognized all the interest expense with respect to this warrant.

     On April 14, 2001, the maturity date, NCT defaulted on the repayment of the $0.5 million promissory note discussed above. As such, a penalty of 10% of the principal in default, known as the default amount according to the default provisions in the note, or $50,000, became due. On May 18, 2001, the company cured this default. The holder agreed to convert the amounts due into 4,303,425 shares of our common stock at an agreed upon conversion price of $0.13 per share, a price which approximated the market price of our common stock on the conversion date. During the three months ended June 30, 2001 we recorded $0.2 million as debt conversion expense included in other expense, net on the consolidated statement of operations. Such amount represents an induced conversion calculated as the difference between the conversion price per share of $0.21, as per the original note, and the agreed upon $0.13 per share used to convert on May 18, 2001.

     On January 25, 2001, NCT defaulted on the repayment of $1.0 million of secured convertible notes held by Carole Salkind. The default provisions in the note imposed a penalty, the default amount, of $0.1 million (10% of the principal payment in default). Default interest from the date of default is due on the principal in default and the default amount at the rate of prime plus 5%. On May 14, 2001, the company cured this default by canceling the $1.0 million note and issuing a new four-month convertible note to Ms. Salkind for approximately $1.4 million and granting a five year warrant to purchase 0.5 million shares of NCT's common stock at an exercise price of $0.13 per share. The company valued the warrant using the Black-Scholes option pricing model and credited additional paid in capital for $0.1 million. This amount is being amortized over the life of the promissory note. At June 30, 2001, the company has recognized interest expense in the amount of approximately $21,000 with respect to this warrant. The convertible note earns interest at the prime rate as published from day to day in The Wall Street Journal. The note holder shall have the right at any time on or prior to the day the convertible notes are paid in full, to convert any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock of the company, or of
Artera  Group   International   Ltd.,  or  of  Distributed   Media  Corporation
International Ltd at the conversion price as defined in the note.

     On January 9, 2001, Artera entered into a subscription agreement with six accredited investors pursuant to a private placement of its convertible notes having a stated value of $5.0 million. Artera plans to use the proceeds from the issuance of the notes for working capital purposes. The consideration from the investors for the convertible notes aggregated approximately $2.5 million and consisted of $1.0 million in cash, $1.0 million in nonrecourse notes secured by Teltan common stock and 1,190,476 shares of Pro Tech common stock valued at $
0.5 million. The difference between the face value of the notes and the cash received resulted in a $2.5 million OID. This OID is included in the accompanying consolidated balance sheet as a direct deduction from the face amount of the notes with the resulting OID being amortized from the date of issuance (January 9, 2001) to the date the notes mature (January 9, 2002). This interest expense is a non-cash item. The Artera convertible notes mature January 9, 2002 and bear simple interest at 6% per annum, payable at maturity. The effective interest rate on these notes is approximately 112%. The notes are convertible into shares of Artera common stock by dividing the principal to be converted by 100% of the average of the three lowest closing bid prices for the Artera common stock on the principal market or exchange where the Artera common stock is listed or traded for the 10 trading days prior to the conversion. We are undertaking a public listing of Artera's common stock on the Alternative Investment Market of the London Stock Exchange, which we hope to complete by the end of 2001. Because the Artera common stock is not publicly tradable, NCT and the investors entered into an exchange rights agreement whereby the Artera notes are exchangeable for shares of NCT common stock from and after April 5, 2001 at an exchange price per share of 100% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. We registered 20 million shares of common stock that NCT may be obligated to issue upon the exchange of the Artera convertible notes under Registration Statement No.
333-47084, effective February 12, 2001. As our shareholders have voted to increase NCT's authorized capital stock at our 2001 annual shareholders meeting, we are obligated to register additional shares for the exchange of the Artera convertible notes.

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

     The company has  defaulted  on  repayment  of each of the above notes dated
June 4,  1999,  June 11,  1999,  July 2, 1999,  July 23,  1999,  representing  a convertible note principal balance of $1.25 million due Carole Salkind. The default provisions in the notes imposed a penalty, the default amount, of $125,000 (10% of the principal payments in default). Default interest from the date of default is due on the principal in default and the default amount at the rate of prime plus 5%. On July 25, 2001, the company cured these defaults by canceling the $1.25 million notes and issuing a new four-month convertible note to Ms. Salkind for $1,658,505 and granting a five year warrant to purchase 0.6 million shares of NCT's common stock at an exercise price of $0.12 per share or Pro Tech's common stock at an exercise price of $0.105 per share or may elect to purchase fully paid and non-assessable shares of common stock of Artera Group International Ltd., or of Distributed Media Corporation International Ltd., at the conversion price as defined in the warrant. The convertible note earns interest at the prime rate as published from day to day in The Wall Street Journal. The note holder shall have the right at any time on or prior to the day the convertible notes are paid in full, to convert at any time, all or from time to time, any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of common stock of the company, at the conversion price as defined in the note of Artera Group International Ltd., of Pro Tech, or of Distributed Media Corporation International Ltd.

10.  Litigation:

     June 6, 2001, PRG filed with the Superior Court, Judicial Court of Fairfield, at Bridgeport, the court, an application for prejudgment remedy seeking to attach or garnish to the value of $2.25 million of assets. On July 26, 2001 the court returned an Order For Prejudgment Remedy having found probable cause to sustain the validity of PRG's claim and gave PRG the right to attach or garnish certain NCT and DMC assets to the extent of $2.1 million. PRG can not reclaim the leased property as title for the subject property has been placed into escrow for the benefit of DMC. We anticipate little or no impact on the company's business. See Note 8 - Other Liabilities for further details.

     On February 5, 2001, a former shareholder of Theater Radio Network, known as TRN, filed suit against TRN and TRN's former Chief Executive Officer and President in the Circuit Court of the Sixth Judicial District for Pinellas County, Florida. The plaintiff's complaint alleges that TRN breached an alleged oral escrow agreement with the plaintiff arising out of the sale of TRN stock to DMC Cinema by TRN's shareholders and seeks unspecified damages. On March 7, 2001, TRN filed a motion to provide additional time to respond to the complaint through April 6, 2001, which was granted by the court on March 13, 2001. On April 4, 2001 the company filed for dismissal of the case with prejudice due to the plaintiff's failure to state a claim upon which relief may be granted. A hearing scheduled with respect to the dismissal was postponed and is in the process of being rescheduled. TRN denies the material allegations of the complaint and intends to vigorously defend the action.

     Reference is made to the company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000, for a discussion of the following matters:

     On June 10, 1998, Schwebel Capital Investments, Inc. filed suit against the company and Michael J. Parrella, then the President, Chief Executive Officer and a Director of the company, in the Circuit Court for Anne Arundel County, Maryland, the Circuit Court. Subsequently, the Circuit Court granted a motion to dismiss the claims against Mr. Parrella. In July, 2001 the parties agreed to a court mediated settlement whereby Schwebel agreed to release, settle and dispose all claims against us and all claims incident thereto against us. The settlement calls for our payment of a nominal amount, which has been paid. The settlement is subject to routine approval by the Circuit Court, which is believed to be imminent.

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

11.  Common Stock Subject to Resale Guarantee:

     From time to time, NCT has issued shares of its common stock to suppliers and consultants to settle current obligations and future or anticipated obligations. During the first six months of 2001, an aggregate of 616,527 shares were issued, of which 171,429 shares were in connection with future obligations aggregating $60,000 and 445,098 shares, with an aggregate value of approximately $112,000, were issued to two vendors in settlement of approximately $0.6 million of outstanding accounts payable. At June 30, 2001, in connection with this settlement, we recognized approximately $0.5 million, which has been included in miscellaneous income. During the first six months of 2001, suppliers and vendors sold common stock, valued at time of issuance, at $0.3 million and realized $0.2 million in proceeds. At June 30, 2001, in connection with the sale of these shares, we recorded a $0.1 million liability for the shortfall.

12.  Common Stock:

     On June 29, 2001, NCT entered into an exchange rights agreement with ten accredited investors who hold $4,276,000 in aggregate stated value of Series A Convertible Preferred stock of our subsidiary, Artera Group, Inc. Each of the ten holders of Artera Series A Convertible Preferred Stock is entitled to exchange the Artera Series A Convertible Preferred Stock for shares of NCT common stock from and after November 30, 2001 at an exchange price per share of 100% of the average closing bid price of NCT's common stock for the five trading days prior to the exchange date. NCT is obligated to register shares for the exchange of Artera Series A Convertible Preferred Stock. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera Series A Convertible Preferred Stock by paying the holder cash equal to the aggregate stated value of the number of shares of Artera Series A Convertible Preferred Stock being redeemed (together with accrued and unpaid dividends thereon). See Note 2 - Acquisitions for further details.

     On April 12, 2001 NCT and Crammer finalized a new equity credit agreement in connection with the execution of the private equity credit agreement dated September 27, 2000. We issued a warrant to Crammer for 250,000 shares of our common stock with an exercise price of $0.14 per share. The warrant for 250,000 shares (with an exercise price of $0.34 per share) issued to Crammer under the September 27, 2000 credit agreement has been cancelled. Furthermore, for each $0.1 million of our common stock sold under the new credit line, Crammer is entitled to an additional warrant for 1,000 shares of our common stock at an exercise price per share equal to 100% of the average of the closing prices for our common stock for twenty trading days prior to issuance of the warrant. To date, the company has not sold any shares of its common stock under this agreement. See Note 9 - Convertible Notes for further details.

     In addition, on April 12, 2001, the company entered into an exchange agreement with Crammer, owner of DMC-NY, a company which holds DMC licenses in the New York Designated Market Area. Pursuant to the exchange agreement, the company issued to Crammer 13,333,333 shares of NCT common stock in exchange for 2,000 shares of common stock of DMC-NY for an aggregate value of $2 million. According to the terms of the exchange agreement, NCT is also obligated to issue Crammer additional shares, known as the Reset Shares, of NCT common stock if the closing bid price for the five business days prior to the day before we request acceleration of the effectiveness of the registration statement is less than $0.16 per share. We are obligated to register for resale these issued shares of common stock and shares that may be needed in order to provide for the issuance of the Reset Shares.

     NCT also agreed to acquire from Crammer in July 2001 an additional $1.0 million common stock in DMC-NY for $1.0 million in cash or other marketable securities. This acquisition has not occurred and the terms are currently being renegotiated between the parties.

     On March 30, 2001, NCT and NXT plc, known as NXT, a listed company on the London Stock Exchange, entered into an arrangement to reorganize the existing cross license agreements between the companies. The cross license agreements, dating from 1997, relate to flat panel speaker technology. In April 2001, under the new agreements, NCT received 2 million ordinary NXT shares in consideration for the cancellation of the 6% royalty payable by NXT to NCT Audio. The NXT shares, upon issuance, had a value of approximately $9.2 million. In addition, ownership of certain intellectual property, the rights to which were previously granted to NXT, has been transferred to NXT. NXT has licensed NCT and its subsidiaries certain of the NXT intellectual property and all of the applicable NCT-developed intellectual property. NXT will design a low-cost flat panel speaker for use by Distributed Media Corporation International Ltd., a wholly owned subsidiary of NCT, formed in the United Kingdom in 2001. Under a separate agreement NCT has guaranteed payment of $0.6 million as a design fee and minimum royalty. Also under the new agreements, NXT transferred its 4.8% equity holding in NCT Audio to NCT in payment of the exercise price for an option held by NXT to purchase 3,850,000 shares of NCT's common stock. These NCT shares were issued to NXT on March 30, 2001. During the second quarter of 2001 the company recorded the receipt of the $9.2 million of ordinary shares received in the arrangement discussed above as deferred revenue until the time as the company and the company's independent accountants, along with the Securities and Exchange Commission, known as the SEC, determine both the date on which to record the transaction and the revenue recognition period. We have included $4.6 million both in deferred revenue current and deferred revenue long-term in the condensed consolidated balance sheets at June 30, 2001. The outcome of this determination will be reflected in either an amendment to this and/or our first quarter Form 10-Q or in our third quarter Form 10-Q.

     The company has implemented a plan to orderly dispose of the NXT shares, in accordance with the terms of various agreements. These NXT shares are freely tradable and subject to certain distribution limitations.

     As of June 30, 2001, the company received $3.9 million in cash proceeds from sale of NXT ordinary shares, net of fees and expenses. We sold an additional $0.3 million of NXT ordinary shares in June 30, 2001 with receipt of funds in July 2001. Such amount has been recorded as a current asset in the consolidated balance sheets at June 30, 2001. The proceeds were used to fund day to day working capital requirements of the company. The company realized a gain of approximately $0.6 million from the sale of the NXT ordinary shares and is included in other (income) expense, net in the company's consolidated statements of operations for the six-month period ended June 30, 2001.

     For financial reporting purposes, the NXT shares are classified as trading securities and are included in investments in marketable securities in the company's condensed consolidated balance sheet at a value of approximately $5.0 million at June 30, 2001. For the quarter ended June 30, 2001, the company has recorded total charges of approximately $0.5 million relating to this mark-to-market adjustment.

     During the six months ended June 30, 2001, warrants for 3.1 million shares of common stock were issued to several outside consultants to the company with exercise prices between $0.14 and $0.59 per share. The company valued the warrants using the Black-Scholes option pricing model and credited additional paid in capital for $0.4 million. The company included in the accompanying consolidated statements of operations a charge for consulting services in the amount of $0.4 million for the six-months ended June 30, 2001 with respect to these warrants. In addition, at June 30, 2001 five-year warrants have been granted to Ms. Salkind to acquire an aggregate of 2.9 million shares of NCT common stock at prices ranging from $0.12 to $0.21 per share. The company valued the warrants using the Black-Scholes option pricing model and credited additional paid in capital and recorded a charge to interest expense for $0.5 million in the accompanying consolidated financial statements for the six-months ended June 30, 2001 with respect to these warrants. These grants were in conjunction with new loans to NCT by Ms. Salkind. See Note 9 - Convertible Notes for further details.

     During the six months ended June 30, 2001, the company issued 7,218,150 shares of NCT's common stock in connection with the conversion of 767 shares of NCT's Series G Convertible Preferred Stock ("Series G Preferred Stock") which had been issued in the first quarter of 2000 in a private placement exempt from registration pursuant to Regulation D of the Securities Act. At June 30, 2001, there were no shares of Series G Preferred Stock outstanding.

     During the six months ended June 30, 2001, the company issued 2,193,070 shares of NCT's common stock in connection with the conversion of 223 shares of Pro Tech's Series A Convertible Preferred Stock, which had been issued in September 2000. In connection with the issuance, the company recorded a decrease in the minority interest in subsidiary and an increase to our additional paid in capital of approximately $0.2 million.

     During the six months ended June 30, 2001, 597 shares of NCT Audio common stock were exchanged for 4,824,068 shares of the company's common stock, including the 3,850,000 shares issued to NXT as mentioned above. In connection with the exchange, the company recorded a one-time, non-cash charge of $1.5 million for the impairment of goodwill based on the valuation of NCT Audio, which is included in other expense, net.

     At June 30, 2001, the aggregate number of shares of common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants granted was 68.2 million shares of common stock. NCT is also obligated to reserve shares of its common stock for various specific purposes, including for issuance upon conversion of issued and outstanding shares of subsidiary common stock, convertible preferred stock and convertible debt into NCT common stock, for issuance upon exchange of outstanding shares of NCT Audio common stock and for issuance upon conversion of the secured convertible notes and other convertible notes. An increase of 195,000,000 shares of our authorized common stock was approved at our 2001 Annual Meeting of Shareholders on July 10, 2001.

     On August 10, 2000, the company entered into an agreement with three accredited investors for the financing of its subsidiary, ConnectClearly.com, Inc. ("CCC"). In connection with the initial funding of CCC, the company issued 1,000 shares of CCC common stock to these investors in consideration for $0.5 million in cash and conversion of promissory notes payable, due to two of the investors, totaling $0.5 million. These CCC common shares are exchangeable for shares of NCT common stock. In the first six months of 2001, 937 shares of CCC common stock were exchanged for 7,831,908 shares of NCT's common stock. In connection with this issuance of the NCT common stock we recorded an increase to our goodwill in ConnectClearly and an increase to our additional paid in capital of $0.9 million.

     In February 2001, in connection with the acquisition of TRN, through a merger with and into DMC Cinema, due to a decline in the trailing market price prior to the effective date of the registration of the resale of shares of our common stock issued to the TRN shareholders, an additional 2,455,248 shares were issued for the acquisition pursuant to a fill-up provision. The additional shares issued to the selling shareholders with respect to the fill-up provision was based upon a trailing twenty-day closing bid price of $0.2508 to make-up for the diminished value. The issuance of the additional shares did not affect the cost of the acquired company.

     Additional NCT shares may be required to be issued based upon future cumulative revenue of DMC pursuant to the earn-out provision. The selling shareholders have demand registration rights for these additional shares. The earn-out provides as follows: if DMC Cinema has accrued revenue of at least $3,300,000 between August 1, 2000 and December 31, 2001, a number of shares of NCT common stock having a value of $1,220,000 based upon the trailing twenty-day closing bid price on December 31, 2001 will be issued to the selling shareholders. If the accrued revenue for the period is less than $3,300,000, then the number of shares of NCT common stock to be issued would be pro rated to the number (based upon the trailing twenty-day closing bid price on December 31, 2001) equal to the product of $1,250,000 multiplied by a fraction which is the actual accrued revenue for the period divided by $3,300,000. Further, if DMC Cinema has accrued revenue of at least $4,700,000 between August 1, 2000 and June 30, 2002, an additional number of shares of NCT common stock having a value of $1,225,000 based upon the trailing twenty-day closing bid price on June 30, 2002 will be issued. If DMC Cinema's accrued revenue for the period is less than $4,700,000, then the number of shares to be issued will be pro rated to that number of shares of NCT common stock having a value (based upon the trailing twenty-day closing bid price on June 30, 2002) equal to the product of $1,250,000 multiplied by a fraction which is the actual accrued revenue for the period divided by $4,700,000. The issuance of additional NCT shares of common stock pursuant to the earn out provision would increase our cost of the acquisition, and an increase in the cost of the acquired assets would be amortized over the remaining life of the assets.

     In February 2001, in connection with the acquisition of Midcore Software, Inc, known as MSI, through a merger with Midcore, due to a decline in the closing bid price of the company's common stock prior to the effective date of the registration of the resale of the common stock issued to MSI's shareholders, an additional 2,863,891 shares were issued pursuant to a fill-up provision. The additional shares issued to the selling shareholders with respect to the fill-up provision was based upon a trailing twenty-day closing bid price of $0.2470 to make-up for the diminished value. The issuance of the additional shares did not affect the cost of the acquired company.

13.  Commitments:

     On April 12, 2001, NCT and Crammer cancelled the private equity credit agreement dated September 27, 2000, and finalized a new equity credit agreement. The new credit agreement provides that shares of up to $50 million of our common stock may be sold to Crammer pursuant to put notices delivered by the company to Crammer. The terms of the credit agreement obligate the company to put $17 million of our common stock, known as the Minimum Commitment Amount, to Crammer. The Minimum Commitment Amount provides for an accelerating discount to the market price (as defined) of our common stock of up to approximately 30% on the first $12 million of puts and a fixed discount to market of 10% for the remaining $5 million of committed puts by us. In exchange for our shares under the Minimum Commitment Amount, Crammer is obliged to deliver to us shares of common stock of DMC-NY having an agreed upon value of $13.6 million and cash in the amount of $3.4 million in the aggregate, pursuant to monthly put notices commencing no later than October 1, 2001. Each put notice up to the Minimum Commitment Amount of $17 million shall specify a put amount equal to the lesser of $2.5 million or 150% of the weighted average volume for the common stock for the twenty trading days preceding the respective put notice. The terms of the new credit line further provide that we may elect to put up to an additional $33 million of our common stock to Crammer (at a fixed discount to market of 10%) for cash to finance our working capital needs. Each put notice which we elect to deliver to Crammer shall specify a put amount equal to the lesser of $2.0 million or 150% of the weighted average volume for the common stock for the twenty trading days preceding the respective put notice. The issuance and sale of our shares of common stock under this credit agreement will have an immediate dilutive effect on existing holders of our common stock. See Note 12 - Common Stock for further details.

     On May 4, 2001 NCT Video and ViewBeam Technology, L.L.C., (formerly known as Advanced Display Technologies, L.L.C., known as ADT), known as VBT entered into a Product Development and Licensing Agreement, known as the Agreement, that modifies the September 28, 2000 Product Development and License Agreement, known as the Previous Agreement entered into between the parties. All of the provisions of the Previous Agreement remain in effect except for certain terms, which replace those in the Previous Agreement. The Agreement does not materially modify or change the "development fee" to be paid by NCT Video but does modify the specifications of the product design and the field of use to which the September 29, 2000 exclusive license was granted. Upon signing of this agreement NCT Video has cured the previously mentioned January 29, 2001 default. See Note 8 - Other Liabilities for further details.

     On May 3, 2001, we announced the signing of a letter of intent to acquire one half of the capital stock of Digital Compact Classics, Inc., known as DCC, in exchange for a license to DCC to offer Sight and Sound(TM) distributed media service in the Los Angeles area. Under the letter of intent, Wells Investment Group currently plans to lead a group of investors to contribute $12 million to DCC to develop the Los Angeles area for DMC in exchange for 40% of DCC's equity. We hope to close on this transaction late in the third quarter or early in the fourth quarter of fiscal 2001.

     On March 8, 2001 we announced a letter of intent entered into on February 28, 2001 by our subsidiary, Artera Group, Inc., and CompuHelp Technologies, Inc., a national Internet service provider based in the New York metropolitan area. By the terms of the letter of intent, Artera would acquire CompuHelp by purchasing from CompuHelp's two sole shareholders all of the outstanding capital stock of CompuHelp in consideration for $500,000 in cash and $1,000,000 in aggregate state value of Artera Convertible Preferred Stock. Artera would also agree to assume up to $90,000 of CompuHelp's bank debt. In addition, if CompuHelp's ISP business reached revenue and gross margin targets in the eight quarters following closing, up to an additional $2,000,000 of Artera Convertible Preferred stock would be issuable to CompuHelp's two selling shareholders. The letter of intent remained exclusive until April 30, 2001. On July 12, 2001, Artera announced the expiration of a letter of intent to acquire CompuHelp.

14.  Business Segment Information:

     Management views the company as being organized into three business operating segments: Media, Communications and Technology. The Other operating segment is used to reconcile the reportable segment data to the consolidated financial statements and is segregated into two categories, Other-corporate and Other-consolidating.

     Other-corporate consists of certain items maintained at the company's corporate headquarters and not allocated to the segments. They primarily include most of the company's debt and related cash and equivalents and related net interest expense, certain litigation liabilities and certain non-operating fixed assets. Other-consolidating consists of intercompany sales and items eliminated in consolidation.

     No geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments, during the six months ended June 30, 2001, were concentrated in the United States.

     Reportable segment data for the three and six-month period ended June 30, 2001 and June 30, 2000, is as follows (in thousands):

                                                                             (In thousands)
                                                                                 Segment
                                           -----------------------------------------------------------------------------------------
                                                                              Reportable ------------ Other ------------   Grand
                                             Media  Communications Technology  Segments    Corporate      Consolidating    Total
                                           -----------------------------------------------------------------------------------------
  For the three months ended June 30, 2001:
  License Fees and Royalties               $   333    $     633    $      -     $    966   $ 10,063       $  (10,006)     $  1,023
  Other Revenue - External                     526        1,238           -        1,764          -                -         1,764
  Other Revenue - Other Operating
    Segments                                     2          175           -          177          -             (177)            -
  Operating Income (Loss)                   (4,087)      (6,520)       (106)     (10,713)     8,527           (9,425)      (11,611)

  For the three months ended June 30, 2000:
  License Fees and Royalties               $   333    $       -    $      -     $    333   $    806       $     (806)     $    333
  Other Revenue - External                     123          472           -          595        (92)              (1)          502
  Other Revenue - Other Operating
    Segments                                    26          423           -          449          -             (449)            -
  Operating Income (Loss)                   (3,048)      (1,601)       (111)      (4,760)     1,857              (51)       (2,954)

                                                                                 Segment
                                           -----------------------------------------------------------------------------------------
                                                                              Reportable ------------ Other ------------   Grand
                                             Media  Communications Technology  Segments    Corporate      Consolidating    Total
                                           -----------------------------------------------------------------------------------------

   For the six months ended June 30, 2001:
   License Fees and Royalties              $   673    $   1,209    $      -     $  1,882   $ 10,073       $  (10,022)    $  1,933
   Other Revenue - External                  1,044        2,312           -        3,356          -                -        3,356
   Other Revenue - Other Operating
     Segments                                  403          421           -          824          -             (824)           -
   Operating Income (Loss)                  (4,968)      (9,016)       (185)     (14,169)     6,252           (9,517)      (17,434)
   Segment Assets                           43,765       29,724       6,287       79,776     17,073          (45,138)       51,711

   For the six months ended June 30, 2000:
   License Fees and Royalties              $   390    $     189    $      -     $    579   $    829       $     (819)     $    589
   Other Revenue - External                    212          626           -          838          -              (24)          814
   Other Revenue - Other Operating
     Segments                                   26          423           -          449          -             (449)            -
   Operating Income (Loss)                  (3,898)      (2,804)       (214)      (6,916)    (2,620)             129        (9,407)
   Segment Assets                            9,807        2,484         713       13,004      5,071           (3,328)       14,747

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

     DMC:

     DMC provides place-based broadcast and billboard advertising through a microbroadcasting network of Sight and Sound(TM) systems within commercial/professional settings. The Sight and Sound(TM) systems consist of flat panel transducer-based speakers (provided by NCT Audio), a personal computer containing DMC's Sight and Sound DBSS software, telephone access to the Internet, amplifiers and related components. The DBSS software schedules advertisers' customized broadcast messages, which are downloaded via the Internet, with the respective music genre choice to the commercial/professional establishments. DMC will develop private networks for large customers with multiple outlets such as large fast food chains and retail chains. Systems are currently being deployed to retail environments.


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

     Pro Tech:

     The principal activity of Pro Tech is the design, development, manufacture and marketing of lightweight telecommunications headsets. During 2001, Pro Tech has launched two new business segments. The first, Telecommunications Systems Integration, concentrates on selling and installing simple to sophisticated analog, digital and Internet Protocol phone systems. The second, Call Center Operations, provides services to the medical market using the latest Customer Relationship Management technologies and strategies.

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

     ConnectClearly:

     ConnectClearly.com, Inc. is NCTI's webphone subsidiary. The subsidiary will focus on e-commerce and ECRM (electronic customer relationship management) applications of NCTI's proprietary Internet telephony software. NCTI will provide expertise in technology development, business services support and capital-raising resources to ConnectClearly.

     Communications Division:

     The Communications division of the company focuses on the telecommunications market and in particular the hands-free market. The Communications technology included Clearspeech(R)-Acoustic Echo Cancellation and ClearSpeech(R)-Compression. Clearspeech(R)-Acoustic Echo Cancellation removes acoustic echoes in hands-free full-duplex communication systems. Applications for this technology are cellular telephony, audio and video teleconferencing, computer telephony and gaming and voice recognition. ClearSpeech(R)-Compression maximizes bandwidth efficiency in wireless, satellite and intranet and internet transmissions and creates smaller, more efficient voice files while maintaining speech quality. Applications for this technology are intranet and internet telephony, audio and video conferencing, PC voice and music, telephone answering devices, real-time multimedia multitasking, toys and games and playback devices. The Communications products include the ClearSpeech(R)-Microphone and the ClearSpeech(R)-Speaker. The majority of Communications' sales are in North America. Principal markets for Communications are the telecommunications industries and principal customers are OEMs, system integrators and end-users.

     Artera Group:

     Artera Group provides small and medium-sized enterprises, as well as remote workers and branch locations of large corporations, with a comprehensive range of highly-reliable and scalable global Internet access and networking services including backbone connection services, high-speed broadband access, virtual private networks, web hosting and design, server collocation, e-commerce, Voice over IP and other enhanced services. Artera is accomplishing this by acquiring ISP companies in strategic geographic areas and by making cooperative arrangements in other countries. Artera's new broadband communications technology, known as Artera Turbo, improves the effective performance of communication lines. By offering faster effective speeds, management believes the Artera Turbo technology will provide a competitive advantage over other service providers. As a result, we believe that this will have a positive impact on our Internet service provider and network services business.

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

15.  Subsequent Events:

     On July 30, 2001, Pro Tech entered into a Securities Purchase and Supplemental Exchange Rights Agreement with the company and Alpha Capital to sell an aggregate value of up to $0.5 million (500 shares) of Pro Tech Series B Convertible Preferred Stock ("Pro Tech Preferred") to Alpha Capital. On July 30, 2001 Pro Tech issued and sold 500 shares of Pro Tech Preferred having an aggregate stated value of $0.5 million. Pro Tech received approximately $457,000 in cash, net of expenses and fees, in exchange for the preferred stock. The conversion rate into Pro Tech common stock shall be the lesser of: (i) the then lowest average of the average closing bid price for a share of Pro Tech common stock for any consecutive five day period out of fifteen trading days preceding the date of such conversion, less a discount of 20%, subject to certain adjustments set forth in the Articles of Amendment to Articles of Incorporation of the company dated as of July 30, 2001; or (ii) a fixed conversion price of $0.25 set forth in the Articles of Amendment to Articles of Incorporation of the company dated as of July 30, 2001. The exchange rate into NCT common stock shall be the then lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the fifteen trading days preceding the date of such conversion, less a discount of 20%. In addition, under the agreement, Pro Tech issued warrants to purchase 1,000,000 shares of its common stock. The warrants are exercisable at $0.13 per share and expire on July 30, 2004. Pro Tech has the right to require the warrant holders to exercise upon a call by Pro Tech under the following conditions: (1) one third of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.177 per share and the average daily trading volume during the period is at least 150,000 shares; (2) two thirds of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.244 per share and the average daily trading volume during the period is at least 150,000 shares; and,
(3) all of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.295 per share and the average daily trading volume during the period is at least 150,000 shares. The $0.5 million proceeds were recorded, by Pro Tech, as $0.3 million for preferred shares, $0.1 million for the warrants, and $0.1 million for the beneficial conversion feature, based on their relative fair values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

Caution Concerning Forward-Looking Statements

     The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, particularly statements anticipating future growth in revenues and cash flow. Words such as "anticipates," "estimates," "expects," "projects," "intends," "plans," "believes" "will be", "will continue", "will likely result", and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify these forward-looking statements. Those forward-looking statements are based on management's present expectations about future events. As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and NCT is under no obligation to (and expressly disclaims any obligation to) update or alter its forward-looking statements whether as a result of these changes, new information, future events or otherwise.

     NCT operates in a highly competitive and rapidly changing environment and business segments that are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenues to sustain our current level of operation; introduce, on a timely basis, new products; continue its current level of operations to support the fees associated with NCT's patent portfolio; maintain satisfactory relations with its three customers that accounted for 62.5% of NCT's revenues in 2000; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how, inventions and other secret or unprotected intellectual property. NCT's actual results could differ materially from management's expectations because of changes in these factors. New risk factors can arise and it is not possible for management to predict all of these risk factors, nor can it assess the impact of all of these risk factors on the company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

     Investors should also be aware that while the company might, from time to time, communicate with securities analysts, it is against the company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that the company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts or others contain any projections, forecasts or opinions, these reports are not the responsibility of the company.

     In addition, NCT's overall financial strategy, including growth in operations, maintaining its financial ratios and strengthened balance sheet, could be adversely affected by increased interest rates, failure to meet earnings expectations, significant acquisitions or other transactions, economic slowdowns and changes in NCT's plans, strategies and intentions.

GENERAL BUSINESS ENVIRONMENT

     The company's operating revenues are comprised of technology licensing fees and royalties, product sales, advertising/media revenue and engineering and development services. Operating revenues for the six months ended June 30, 2001 consisted of approximately 36.5% in technology licensing fees and royalties, 43.7% in product sales, 19% in advertising/media revenue , and 0.8% in engineering and development services The company continues its transition from a firm focused principally on research and development of new technology to a firm focused on the commercialization of its technology through technology licensing fees, royalties, product sales and advertising/media. Historically, the company derived the majority of its revenues from engineering and development funding provided by established companies willing to assist the company in the development of its active noise and vibration control technology, and from technology license fees paid by these companies. Management expects that technology licensing fees, royalties, product sales and advertising /media revenue will become the principal sources of the company's revenue as the commercialization of its technology proceeds. As distribution channels are established and as product sales and market acceptance and awareness of the commercial applications of the company's technologies build as anticipated by management, revenues from technology licensing fees, royalties, product sales and advertising /media revenue are forecasted to fund an increasing share of the company's requirements.

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

     Presently, NCT is selling products through several of its alliances, including: Siemens is buying and contracting with the company to install quieting headsets for patient use in Siemens' magnetic resonance imaging machines; Ultra is installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft; OKI is integrating ClearSpeech(R) algorithm into large scale integrated circuits for communications applications; and BE Aerospace and Long Prosper are providing NoiseBuster(R) components for United Airlines' and five other international carriers' comprehensive in-flight entertainment and information systems. Management believes these developments, among others, help demonstrate the range of commercial potential for the company's technology and will contribute to the company's transition from engineering and development to technology licensing fees, royalties and product sales.

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

     Management believes that currently available funds will not be sufficient to sustain NCT for the next 12 months. Such funds consist of available cash and cash from sale of the NXT ordinary shares, the funding derived from technology licensing fees, royalties, product sales and engineering and development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development revenue, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales, and engineering and development services are not realized, then management believes additional working capital financing must be obtained. There is no assurance any of these financing is or would become available. (Refer to "Liquidity and Capital Resources" below and to Note 1 - Basis of Presentation for a further discussion relating to continuity of operations.)

     In 2001, the company entered into certain transactions, which provided additional funding. These transactions included the issuance of secured convertible notes; the Artera Group, Inc. Series A Convertible Preferred Stock private placement; receipt of the NXT ordinary shares in the reorganization of our existing cross licensing agreements; issuance of shares of common stock in lieu of the cash owed to suppliers and consultants to settle certain obligations of the company; and private placements of shares of common stock. All of these transactions are described in greater detail below under "Liquidity and Capital Resources," in Note 9 - Convertible Notes and in Note 12 - Common Stock.

     On March 28, 2001, NCT announced that its subsidiary, Distributed Media Corporation International, Ltd. is planning a public offering of its common stock on the London Stock Exchange Alternative Investment Market. On July 6, 2001, NCT announced that its subsidiaries, Distributed Media Corporation International and Artera Group International had deferred planned public offerings of common stock on the London Stock Exchange AIM until late 2001. NCT and its financial advisors have determined that in order to maximize valuations of the public offerings, it is prudent to wait until market conditions are more favorable.

RESULTS OF OPERATIONS

     Three  months  ended June 30, 2001  compared to three months ended June 30,
2000

     Total revenues for the three months ended June 30, 2001 were $2.8 million compared to $0.8 million for the same period in 2000, an increase of $2.0 million or 250%.

     Technology licensing fees and royalties increased to $1.0 million in the three months ended June 30, 2001 as compared to $0.3 million for the same period in 2000, an increase of $0.7 million. The technology licensing fees and royalties for the three months ended June 2001 were primarily due to recognition of deferred revenue with respect to two DMC licenses entered into in 2000 aggregating $0.3 million, technology license fees of $0.6 million with respect to a license entered into with Teltran and prepaid royalties. During the second quarter of 2001, the company recorded the receipt of the $9.2 million of NXT ordinary shares, received in the arrangement discussed in Note 12 - Common Stock, as deferred revenue until the time as the company and the company's independent accountants, along with the SEC, determine both the date on which to record the transaction and the revenue recognition period. We have included $4.6 million both in deferred revenue current and long-term in the condensed consolidated balance sheets at June 30, 2001. The outcome of this determination will be reflected in either an amendment to this and/or our first quarter Form 10-Q or in our third quarter Form 10-Q.

     NCT continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines and other carriers. Royalties from these and other licensees are expected to account for a greater share of NCT's revenue in future periods.

     For the three months ended June 30, 2001, product sales were $1.2 million compared to $0.5 million for three months ended June 30, 2000, an increase of $0.7 million or 140%, primarily due to the acquisition of Pro Tech in September 2000. This increase was partially offset by the continued decline in sales of hearing products including the NoiseBuster(R) and ProActive(R) product lines and the ClearSpeech(R) product line. The decrease in speakers sold by NCT Audio due to a lack of promotional effort and lack of availability of the product mix is not expected to continue. We expect stronger sales of Gekko(TM) flat speakers by NCT Audio as DMC installs its Sight and Sound locations.

     Gross profit margin on product sales, as a percentage of product revenues, increased to 57.0% for the three months ended June 30, 2001 from 27.6% for the three months ended June 30, 2000. The improvement in product margin was again primarily due to the acquisition of Pro Tech and its reduction in production and materials costs along with the adoption of new manufacturing processes improving the operational efficiency. In addition, the company's sale of existing product inventory and reduction of new manufacture of its hearing products including NoiseBuster(R) and ProActive(R) product lines and the ClearSpeech(R) product line added to the improvement.

     Advertising/media revenues were $0.5 million for the three months ended June 30, 2001 compared to zero for the same period in 2000. Advertising/media revenues are derived from the sale of audio and visual advertising in the Sight and Sound locations. Cost of advertising/media revenue was $0.1 million for the three months ended June 30, 2001 compared to zero for the same period in 2000. These costs include the commissions paid to advertising representative companies and agencies and communication expenses related to the Sight and Sound locations.

     For the three months ended June 30, 2001, selling, general and administrative expenses totaled $5.3 million as compared to $2.2 million for the three months ended June 30, 2000, an increase of $3.1 million or 141.0%, primarily due to higher compensation expenses and depreciation and amortization and costs attributable to acquired companies. Our selling, general and administrative expenses include compensation which generally comprises from 36% to 50% of the total; professional fees and expenses, including legal services; non-cash depreciation and amortization; marketing and promotional costs; and travel, among other costs. We expect higher selling, general and administrative expenses in fiscal 2001 primarily due to the full year impact of the companies acquired in fiscal 2000 and the effect of salary increases.

     Included in the company's total costs and expenses were non-cash expenditures including: (i) depreciation and amortization of $0.7 million in the three months ended June 30, 2001 and $0.4 million in the same period in 2000;
(ii) impairment of goodwill of $0.1 million in the three months ended June 30, 2001 and zero during the same period in 2000; (iii) interest expense of $1.7 million in the three months ended June 30, 2001 primarily due to amortization of Original Issue Discount of $0.8 million, amortization of beneficial conversion feature in convertible debt of $0.2 million and accrued interest on certain convertible debt issued by the company of $0.5 million and zero during the same period in 2000; and (iv) realized loss on marketable securities deemed other-than-temporary of $2.9, a realized warrant fair value adjustment of $2.6 million and a $0.5 million unrealized loss on trading securities adjustment in the three months ended June 30, 2001 and zero during the same period in 2000. The impairment of goodwill is based upon an independent valuation performed in 1999 of NCT's majority-owned subsidiary, NCT Audio, and continuing operating losses incurred in 2001 and 2000.


     Six months ended June 30, 2001 compared to six months ended June 30, 2000

     For the six months ended June 30, 2001, total revenues amounted to $5.3 million, compared to $1.4 million for six months ended June 30, 2000, or an increase of 278%, reflecting increases in each of the company's revenue sources.

     Technology licensing fees and royalties increased to $1.9 million in the first six months of 2001 as compared to $0.6 million for the same period in 2000, an increase of $1.3 million. The technology licensing fees and royalties for the six months ended June 2001 were primarily due to recognition of deferred revenue with respect to two DMC licenses entered into in 2000 aggregating $0.6 million, technology license fees of $1.2 million with respect to a license entered into with Teltran and prepaid royalties. During the second quarter of 2001 the company recorded the receipt of the $9.2 million of NXT ordinary shares, received in the arrangement discussed in Note 12 - Common Stock, as deferred revenue until the time as the company and the company's independent accountants, along with the SEC, determine both the date on which to record the transaction and the revenue recognition period. We have included $4.6 million both in deferred revenue current and deferred revenue long-term in the condensed consolidated balance sheet at June 30, 2001. The outcome of this determination will be reflected in either an amendment to this and/or our first quarter Form 10-Q or in our third quarter Form 10-Q.

     The company continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines and other carriers. Royalties from these and other licensees are expected to account for a greater share of the company's revenue in future periods.

     For the six months ended June 30, 2001, product sales were $2.3 million compared to $0.8 million for six months ended June 30, 2000, an increase of $1.5 million or 188%, primarily due to the acquisition of Pro Tech in September 2000. This increase was partially offset by the continued decline in sales of hearing products including the NoiseBuster(R) and ProActive(R) product lines and the ClearSpeech(R) product line. The decrease in speakers sold by NCT Audio due to a lack of promotional effort and lack of availability of the product mix is not expected to continue. We expect stronger sales of Gekko(TM) flat speakers by NCT Audio as DMC installs its Sight and Sound locations.

     Gross profit margin on product sales, as a percentage of product revenues, increased to 53.2% for the six months ended June 30, 2001, from (23.1%) for the six months ended June 30, 2000. The improvement in product margin was primarily due to Pro Tech's reduction in its production and materials costs along with the adoption of new manufacturing processes improving the operational efficiency as well as the sale of product inventory and reduction of new product manufacture by its hearing products including NoiseBuster(R) and ProActive(R) product lines and the ClearSpeech(R) product line.

     Advertising/media revenues were $1.0 million for the six months ended June 30, 2001 compared to zero for the same period in 2000. Advertising/media revenues are derived from the sale of audio and visual advertising in the Sight and Sound locations. Cost of advertising/media revenue was $0.3 million for the six months ended June 30, 2001 compared to zero for the same period in 2000. These costs include the commissions paid to advertising representative companies and agencies and communication expenses related to the Sight and Sound locations.

     For the six months ended June 30, 2001, selling, general and administrative expenses totaled $7.7 million as compared to $3.4 million for the six months ended June 30, 2000, an increase of $4.3 million or 126.5%, primarily due to higher compensation expenses and depreciation and amortization and costs attributable to acquired companies. Our selling, general and administrative expenses include compensation which generally comprises from 36% to 50% of the total; professional fees and expenses, including legal services; non-cash depreciation and amortization; marketing and promotional costs; and travel, among other costs. We expect higher selling, general and administrative expenses in fiscal 2001 primarily due to the full year impact of the companies acquired in fiscal 2000 and the effect of salary increases.

     Research and development expenditures increased to $2.5 million for the six-month period ended June 30, 2001 compared to $2.1 million for the six-month period ended June 30, 2000. Over the past several years, the company has been decreasing the percentage of its sales that is spent on research and development. The company is beginning to reap the benefits of its previous research and development expenditures as it deploys their result in revenue generating activities. The company continues to believe that a strong commitment to research and development is required to drive long-term growth. However, in the short-term, the company does not expect research and development expenditures in 2001 to be significantly higher than in 2000. NCT issued shares of its common stock having a market value of $3.0 million to ITC as prepaid research and engineering costs during 2000. No expense for the outsourcing of research and development was recorded for the six months ended June 30, 2001 as we have not been invoiced by ITC for any work that has been performed with respect to this agreement as of August 14, 2001.

     Included in the company's total costs and expenses were non-cash expenditures including: (i) depreciation and amortization of $1.3 million in the six months ended June 30, 2001 and $0.8 million in the same period in 2000; (ii) impairment of goodwill of $1.5 million in the six months ended June 30, 2001 and $3.1 million during the same period in 2000; (iii) interest expense of $2.9 million in the six months ended June 30, 2001 due primarily to amortization of Original Issue Discount of $1.7 million, amortization of beneficial conversion feature in convertible debt of $0.2 million and accrued interest on certain convertible debt issued by the company of $0.5 million and $1.0 million during the same period in 2000 due to a beneficial conversion feature in connection with a convertible note; and (iv) realized loss on marketable securities deemed other-than-temporary of $2.9 million, a realized warrant fair value adjustment of $2.6 million and a $0.5 million unrealized loss on trading securities adjustment in the six months ended June 30, 2001 and zero during the same period in 2000. The impairment of goodwill is based upon an independent valuation performed in 1999 of NCT's majority-owned subsidiary, NCT Audio, and continuing operating losses incurred in 2001 and 2000.


LIQUIDITY AND CAPITAL RESOURCES

     NCT has incurred substantial losses from operations since its inception, which have been recurring and amounted to $159.2 million on a cumulative basis through June 30, 2001. These losses, which include the costs for development of products for commercial use, have been funded primarily from:

o    the sale of common stock;
o    the sale of preferred stock convertible into common stock;
o    convertible debt;
o    technology licensing fees;
o    royalties;
o    product sales;
o    advertising revenues; and
o engineering and development funds received from strategic partners and customers.

     Management believes that currently available funds will not be sufficient to sustain the company for the next 12 months. Such funds consist of available cash, trading securities and the funding derived from our revenue sources: technology licensing fees and royalties, product sales, advertising and engineering development revenue. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of realization of funding from our revenue sources, all of which are presently uncertain. In the event that our revenues are not realized as planned, then management believes additional working capital financing must be obtained through the private placement or public offering of additional equity of NCT or its subsidiaries in the form of common stock, convertible preferred stock and/or convertible debt. Proceeds from sales of our subsidiaries' securities are used exclusively for the benefit of the issuing subsidiary and there are generally contractual restrictions to that effect. There is no assurances that any of these financings are or would become available.

     There can be no  assurance  that  sufficient  funding  will be  provided by technology license fees, royalties, product sales, advertising revenue and engineering and development revenue. In that event, NCT would have to substantially reduce its level of operations. These reductions could have an adverse effect on NCT's relationships with its customers and suppliers. Uncertainty exists with respect to the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at June 30, 2001, about NCT's ability to continue as a going concern.

     NCT recently entered into financing transactions because internally generated funding sources were insufficient. These financing transactions are described above in the notes to the condensed consolidated financial statements. Other transactions entered into by NCT to fund its business pursuits during 2001 are described in the notes to the condensed consolidated financial statements and include:

o    Pro Tech Series B Preferred Stock;

o    Secured Convertible Notes; and

o    Issuance of shares to suppliers and consultants in lieu of cash.

     At June 30, 2001, the company's cash and cash equivalents (which are highly liquid investments with an original maturity of 3 months or less) aggregated $0.8 million, compared to $1.2 million at December 31, 2000. Such balances were invested in interest bearing money market accounts.

     During the second quarter of 2001 the company recorded the receipt of the $9.2 million of NXT ordinary shares received in the NXT arrangement. At June 30, 2001 the approximate fair market value of the NXT ordinary shares remaining was $5.0 million. These NXT shares are freely tradable and subject to certain distribution limitations.

     The company's working capital deficit was $(20.0) million at June 30, 2001, compared to a deficit of $(9.7) million at December 31, 2000. This $10.3 million increase was primarily due to assumption of current liabilities in excess of current assets acquired in the acquisition of the Web Factory of $(3.1) million and issuance of convertible notes in the six months ended June 30, 2001.

Operating Activities

     For the six months ended June 30, 2001, the company had $(5.5) million net cash used for operations, as compared to $(5.0) million in cash used for operations for the six months ended June 30, 2000.

     The company's net accounts receivable decreased to $1.1 million at June 30, 2001 from $5.5 million at December 31, 2000. The decrease in net accounts receivable was due to the collection of amounts due from license agreements entered into during 2000 and a decline in the company's entering into new technology license agreements in the first half of 2001 compared to the second half of 2000 in all segments. The company expects net accounts receivable to decline during 2001 as compared to December 31, 2000 levels as a result of its ongoing efforts to improve accounts receivable management in its communication segment.

     The company's net inventory level decreased to $2.1 million at June 30, 2001 from $2.2 million at December 31, 2000. The company's inventory turns (using the cost-of-sales calculation method) decreased to .5 times at June 30, 2001 from .9 times at December 31, 2000. The decrease in net inventory includes an increase in finished goods and a decrease in raw materials aggregating $0.1 million with respect to Pro Tech's rollout of it's four new products in the third quarter of 2001. The company expects inventory levels to continue to decrease and inventory turns to increase during 2001 as compared to December 31, 2000 levels as it continues to improve its supply-chain management and meet the anticipated demand of its new product introduced during the third quarter of 2001. Inventory management continues to be an area of focus as the company balances the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

     Research and development expenditures increased to $2.5 million for the six-month period ended June 30, 2001 compared to $2.1 million for the six-month period ended June 30, 2000. Over the past several years, the company has been decreasing the percentage of its sales that is spent on research and development. The company is beginning to reap the benefits of its previous research and development expenditures as it deploys their result in revenue generating activities. The company continues to believe that a strong commitment to research and development is required to drive long-term growth. However, in the short-term, the company does not expect research and development expenditures in 2001 to be significantly higher than in 2000.

     To improve its future operating cash flow, the company implemented substantial cost reduction and product simplification plans in 2000 that are continuing in 2001. These plans involve the discontinuation of unprofitable product lines and the consolidation of certain duplicate selling and general and administration expenses due to the acquisitions made in 2000.

Investing Activities

     The most significant  components of the company's investing activities are:
(i) capital expenditures; (ii) strategic acquisitions of, or investments in, other companies; and (iii) proceeds from dispositions of investments.

     Net cash provided by investing activities was $1.9 million for the six-month period ended June 30, 2001, as compared to $(0.1) million in net cash used for investing activities for the six-month period ended June 30, 2000. The net cash provided by investing activities for the six-month period ended June 30, 2001 was primarily due to proceeds received from dispositions of investments in marketable securities of NXT, partially offset by capital expenditures and investments.

     Capital expenditures for the six-month period ended June 30, 2001 consumed $0.9 million, compared to $0.1 million for the six-month period ended June 30, 2000. For the six-month period ended June 30, 2001, the most significant capital expenditures related to the purchase of property and equipment and leasehold improvements of $0.8 million. The company anticipates making additional investments during the remainder of 2001.

     For the six-month period ended June 30, 2001, the company received $3.9 million in cash proceeds from sale of NXT ordinary shares, net of fees and expenses. We sold an additional $0.3 million of NXT ordinary shares in June 2001 with receipt of funds in July 2001. Such amount has been recorded as a current asset in the consolidated balance sheets at June 30, 2001. The proceeds were used to fund working capital requirements. The company realized a gain of approximately $0.6 million from the sale of the NXT ordinary shares and is included in other (income) expense, net in the company's consolidated statements of operations for the three and six-month period June 30, 2001. The value of the remaining unsold NXT ordinary shares at June 30, 2001 was approximately $5.0 million and is included in investments in marketable securities, as trading securities, in the company's consolidated balance sheets.

     In addition to available cash and cash equivalents, the company views its available-for-sale securities and trading securities as additional sources of liquidity. At June 30, 2001 and December 31, 2000, the company's available-for-sale securities had approximate fair market values of $5.0 million and $5.1 million, respectively. At June 30, 2001 and December 31, 2000, the company's trading securities had approximate fair market values of $5.0 million and zero respectively. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility, and, in general, suffered a decline during the first half of 2001. In addition, the realizable value of these securities is subject to market and other conditions. The company may sell a portion of these available-for-sale securities during 2001.

Financing Activities

     The most significant  components of the company's financing activities are:
(i) proceeds the sale of convertible preferred stock; (ii) proceeds from the issuance of convertible debt securities; and (iii) proceeds received from the sale of returnable shares of common stock.

     Net cash provided by financing activities was $3.3 million for the six-month period ended June 30, 2001, as compared to $4.8 million for the six-month period ended June 30, 2000. The cash provided by financing activities for the first half of 2001 was primarily due to the issuance and sale of convertible notes and the sale of NXT ordinary shares.

     At June 30, 2001, the company's short-term debt was $11.7 million, net of original issue discounts of approximately $2.2 million, (principally comprised of $11.7 million of face value of outstanding convertible notes and $2.2 million of outstanding notes payable), compared to $4.7 million of short-term debt at December 31, 2000.

     On January 9, 2001, the company received aggregate net proceeds of $0.6 million from the issuance and sale of $5.0 million of 6% Convertible Notes due January 9, 2002. These proceeds were used for general corporate purposes.

     On March 14, 2001, the company received aggregate net proceeds of $0.3 million from the issuance and sale of $0.3 million of 8 % Convertible Notes due March 14, 2002. These proceeds were used for general corporate purposes.

     On April 4, 2001, the company received aggregate net proceeds of $0.7 million from the issuance and sale of $0.9 million of 6% Convertible Notes due April 4, 2002. These proceeds were used for general corporate purposes.

     On April 12, 2001, the company received aggregate net proceeds of $0.1 million from the issuance and sale of $0.1 million of 8% Convertible Notes due April 12, 2002. These proceeds were used for general corporate purposes.

     On April 12, 2001, the company received aggregate net proceeds of $0.5 million from the issuance and sale of $0.5 million of 8% Convertible Notes due December 31, 2001. These proceeds were used for general corporate purposes.

     On May 25, 2001, the company received aggregate net proceeds of $0.3 million from the issuance and sale of $0.4 million of 6% Convertible Notes due May 25, 2002. These proceeds were used for general corporate purposes.

     On June 29, 2001, the company received aggregate net proceeds of $0.7 million in cash and a subscription receivable of $0.3 million from the issuance and sale of $1.25 million of 6% Convertible Notes due June 29, 2002. These proceeds were used for general corporate purposes.

     The company's ratio of net debt to net debt plus equity was 85.6% at June 30, 2001 compared to 36.5% at December 31, 2000. The company expects reductions in its total debt and net debt to net debt plus equity during the remainder of the year.

     The company expects that from time to time outstanding short-term debt may be replaced with new short or long-term borrowings. Although the company believes that it can continue to access the capital markets in 2001 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the liquidity of our common stock on the open market, (ii) the company's current level of short-term debt, and (iii) the company's credit ratings. In addition, many of the factors that affect the company's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of the company's control. There can be no assurances that the company will continue to have access to the capital markets on favorable terms. In April 2001, we finalized a private equity credit agreement, which will provide us funds for operating purposes. See Note 12 - Common Stock for further details.

     The company's current ratio was 0.47 to 1 at June 30, 2001 compared to 0.58 to 1 at December 31, 2000.

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

     There were no material commitments for capital expenditures as of June 30, 2001, and no other material commitments are anticipated in the near future.

                                     PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     For discussion of legal proceedings, see Note 10 - Litigation which is included herein.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

      Recent Sales of Unregistered Securities.

     (a) On February 27, 2001, in connection with the acquisition of Teltran Web Factory, the company's subsidiary Artera Group, Inc. issued $7,799,000 (7,799 shares) of Series A Convertible Preferred Stock ("Series A Preferred Stock"). Also, on February 27, 2001, Artera issued 500 shares of Series A Preferred Stock having an aggregate stated value of $500,000.

     (b) Recipients. The recipients of the 8,299 shares of Series A Preferred Stock were:

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

     (d) Exemption from Registration Claimed. Exemption from registration is claimed under Regulation D promulgated under the Securities Act. To the best of the company's knowledge and belief and in accordance with representations and warranties made by the purchasers of Series A Preferred Stock, each purchaser is an "accredited investor" as defined under Regulation D.

     (e) Terms of Conversion. The number of shares of Artera Common Stock issuable upon Conversion of each of the Series A Preferred Shares pursuant to this Section shall be determined according to the following formula (the "Conversion Rate"):

                   Face Value              Number of Shares of
                  ----------------    =     Common Stock
                  Conversion Price

          provided that Artera shall have the option to pay the 4% Accretion accrued on each Series A Preferred Share in either cash or cash equivalents. If Artera elects to pay the 4% Accretion accrued in cash or cash equivalents, the Conversion Rate shall be:

                   Stated Value              Number of Shares of
                  ----------------    =     Common Stock
                  Conversion Price

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

          (iii) "Final Trading Price" means, for shares of Common Stock that are listed for trading on a Principal Market as of any date the last trading price of a share of Common Stock on the LSE's SEATS PLUS system (the "SEATS PLUS"), or on this AIM Market, or if not applicable, as reported by Bloomberg on the Principal Market, provided that if the last trading price is unavailable, the last reported bid price for a share of Common Stock on the Principal Market shall be deemed the Final Trading Price; and

          (iv) "Final Trading Price" means, if the Common Stock is not listed for trading on a Principal Market, the greater of (A) the net book value of a share of Common Stock (prior to dilution for conversion, exercise or exchange of or for any derivative securities) that are convertible, exercisable or exchangeable for shares of Common Stock) reflected on the Company's last regularly prepared quarterly balance sheet using generally accepted accounting principles (except for normal year end adjustments or footnote disclosure unless the balance sheet was prepared at the Company's fiscal year end, or (B) the value attributed to the Company's common stock in the most recently consummated outside financing of the Company provided that the financing was consummated within nine months of the date for which the Final Trading Price is to be ascertained. If the value of a share of Common Stock in clause (B) above is unascertainable or was not consummated within the previous nine months, the Final Trading Price shall be as determined in clause (A) above.

          (v) "Business Day" shall be any day (other than Saturdays) as to which commercial banks are open for business to accept deposits and withdrawals in either New York, New York or London, England.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     An annual meeting of stockholders of the Company was held on July 10, 2001. At the meeting, Jay M. Haft, Michael J. Parrella, John J. McCloy II, Sam Oolie and Irene Lebovics were elected directors, each to serve until the next annual meeting of stockholders and until his successor is elected and qualified. The stockholders also: (1) approved an amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized thereunder from 450,000,000 shares to 695,000,000 shares; (2) approved the adoption of the 2001 NCT Group, Inc. Stock and Incentive Plan to provide 18.0 million newly authorized shares of common stock to be used for options and other stock-based incentive programs for persons eligible to participate thereunder; and (3) voted down a shareholder proposal on repricing and extending the term of options and warrants. The vote taken at the meeting was as follows:

     (a) With respect to the election of the directors:

                                      FOR          WITHHELD
    Jay M. Haft                  325,688,937      20,139,765
    Michael J. Parrella          329,052,300      16,776,402
    John J. McCloy II            325,695,266      20,133,436
    Sam Oolie                    325,361,664      20,467,038
    Irene Lebovics               326,377,667      19,451,035

     (b) With respect to the proposal to approve the amendment of the Company's Restated Certificate of Incorporation to increase the number of shares of common stock authorized thereunder from 450,000,000 to 695,000,000 shares:

                                                    ABSTENTIONS AND
           FOR                 AGAINST             BROKER NON-VOTES
        309,055,817          35,150,077               1,622,808


     (c) With respect to the adoption of the 2001 NCT Group, Inc. Stock and Incentive Plan to provide 18.0 million newly authorized shares of common stock to be used for options and other stock-based incentive programs for persons eligible to participate thereunder:

                                                     ABSTENTIONS AND
           FOR                  AGAINST             BROKER NON-VOTES
        308,863,752           34,918,282                2,046,668


     (d) With respect to a shareholder proposal on repricing and extending the term of options and warrants:

                                                     ABSTENTIONS AND
           FOR                  AGAINST             BROKER NON-VOTES
        49,934,970            88,798,328               5,542,487


ITEM 6.     EXHIBITS

(a)  Exhibits

  10(ag)    Stock  and  Asset   Purchase   Agreement   by  and   among   Teltran
            International Group, Ltd., Internet Protocols Ltd. and NCT Networks, Inc. (now Artera Group, Inc.) dated as of January 23, 2001.

  10(ag)(1) Side letter dated  February  27, 2001  amending the Stock Asset
            Agreement.

  10(ag)(2) Stockholders'  Agreement  dated  February 27, 2001 by and among
            NCT Group, Inc., NCT Networks, Inc. and the holders of Series A Preferred Stock of NCT Networks, Inc.

  10(ah) Secured Convertible Note in principal amount of $1,361,615 dated May 14, 2001, filed as an exhibit to Schedule 13D filed May 18, 2001.

  10(ah)(1) Warrant issued to Carole Salkind for the purchase of 500,000 shares of common stock dated May 14, 2001, filed as an exhibit to Schedule 13D filed May 18, 2001.

  10(ai) Secured Convertible Note in principal amount of $1,658,505 dated July 25, 2001.

  10(ai)(1) Warrant issued to Carole Salkind for the purchase of 625,000 shares of common stock dated July 25, 2001.

  10(aj) Subscription Agreement among Artera Group, Inc. and Subscribers Alpha Capital Aktiengesellschaft and Amro International, S.A. dated as of May 25, 2001.

  10(aj)(1) Form of Convertible Note dated May 25, 2001.

  10(aj)(2) Exchange Rights Agreement by and among NCT Group,  Inc. and the
            Holders identified on Schedule A thereto dated as of May 25, 2001.

  10(aj)(3) Registration   Rights  Agreement  among  NCT  Group,  Inc.  and
            Holders identified on Schedule A thereto dated as of May 25, 2001.

  10(ak) Subscription Agreement among Artera Group, Inc. and Subscribers Alpha Capital Aktiengesellschaft; Amro International, S.A.; The
            Gross Foundation, Inc.; Leval Trading, Inc.; Nesher Ltd.; and Talbiya B. Investments Ltd. dated as of June 29, 2001.

  10(ak)(1) Form of Convertible Note dated June 29, 2001.

  10(ak)(2) Exchange Rights Agreement  (Notes) by and among NCT Group, Inc. and
            Holders  identified on Schedule A thereto dated as of June 29, 2001.

  10(ak)(3) Registration  Rights  Agreement  (Notes) among NCT Group,  Inc. and
            Holders identified on Schedule A thereto  dated as of June 29, 2001.

  10(al) Exchange Rights Agreement (Preferred) by and among NCT Group, Inc. and Austost Anstalt Schaan; Amro International, S.A.; Nesher Ltd.; Leval Trading, Inc.; ICT N.V.; Balmore S.A.; The Gross Foundation, Inc.; Talbiya B. Investments Ltd.; United Securities Services, Inc.; and Libra Finance, S.A. dated as of June 29, 2001.

  10(al)(1) Registration  Rights  Agreement  (Preferred)  among NCT  Group, Inc.
            and Austost Anstalt Schaan; Amro International, S.A.; Nesher Ltd.; Leval Trading, Inc.; ICT N.V.; Balmore S.A.; The Gross Foundation, Inc.; Talbiya B. Investments Ltd.; United Securities Services, Inc.; and Libra Finance, S.A. dated as of June 29, 2001.

  10(am) Securities Purchase and Supplemental Exchange Rights Agreement dated July 30, 2001 by and among Pro Tech Communications, Inc., NCT Group, Inc., and Alpha Capital Aktiengesellschaft.

  10(am)(1) Registration  Rights  Agreement by and between NCT Group,  Inc. and
            Alpha Capital Aktiengesellschaft dated July 30, 2001.

  99(d) Employment Agreement by and between NCT Midcore, Inc. (now Midcore Software, Inc.) and Jerrold Metcoff, dated as of August 29, 2001.

  99(e) Employment Agreement by and between NCT Midcore, Inc. (now Midcore Software, Inc.) and David Wilson, dated as of August 29, 2001.

  99(f) Employment Agreement by and between Midcore Software Limited and Barry Marshall-Johnson, dated as of August 29, 2001.

  99(g) Employment Agreement by and between DMC Cinema, Inc. and Allan Martin dated August 24, 2000.

  99(h) Employment Agreement by and between DMC Cinema, Inc. and Robert Crisp dated August 24, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NCT GROUP, INC.


                                    By: /s/MICHAEL J. PARRELLA
                                        -------------------------------
                                           Michael J. Parrella
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors


                                    By: /s/CY E. HAMMOND
                                        -------------------------------
                                           Cy E. Hammond
                                           Senior Vice President,
                                           Chief Financial Officer


Dated: August 15, 2001