Form 10-Q
period 2001-09-30
NCT GROUP INC
filed 2001-11-19
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2001
                                    ------------------



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

             412,375,987 shares outstanding as of November 13, 2001

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                                                                                         (in thousands)
                                                                                 December 31,      September 30,
                                                                                     2000               2001
                                                                                ---------------   -----------------
ASSETS                                                                                              (Unaudited)
Current assets:
     Cash and cash equivalents (Note 1)                                          $       1,167     $           964
     Investment in marketable securities (Note 6)                                            -                 922
     Accounts receivable, net of reserves (Note 6)                                       5,483               1,150
     Inventories, net of reserves (Note 6)                                               2,184               2,175
     Other current assets (Note 6)                                                       4,825               2,941
                                                                                ---------------   -----------------
                     Total current assets                                               13,659               8,152

Property and equipment, net (Note 6)                                                       688               3,550
Goodwill, net (Note 2)                                                                  11,711              22,311
Patent rights and other intangibles, net                                                 5,330               4,496
Other assets (Note 6)                                                                    7,994               3,521
                                                                                ---------------   -----------------
                                                                                 $      39,382     $        42,030
                                                                                ===============   =================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses                                       $       9,833     $        12,167
     Current maturities of convertible notes (Note 8)                                    3,975              11,757
     Deferred revenue (Note 11)                                                          5,652               6,401
     Other current liabilities (Note 6)                                                  3,222               3,575
     Notes payable (Note 2)                                                                704               3,193
                                                                                ---------------   -----------------
                     Total current liabilities                                          23,386              37,093
                                                                                ---------------   -----------------

Long term liabilities:
     Deferred revenue (Note 11)                                                          1,611               6,153
     Royalty payable                                                                     1,150               1,102
     Convertible notes  (Note 8)                                                         1,000                   -
                                                                                ---------------   -----------------
                     Total long term liabilities                                         3,761               7,255
                                                                                ---------------   -----------------

Commitments and contingencies (Note 12)

Common stock subject to resale guarantee (Note 10)                                         191                 266
                                                                                ---------------   -----------------

Minority interest in consolidated subsidiaries                                           2,186               8,602
                                                                                ---------------   -----------------

Stockholders' equity (deficit) (Notes 7, 10 and 11):
Preferred stock, $.10 par value, 10,000,000 shares authorized:
    Series G preferred stock, issued and outstanding, 767 and 0 shares,
      respectively (redemption amount $783,409 and $0, respectively)                       574                   -
Common stock, $.01 par value, authorized 450,000,000 and 645,000,000 shares,
   respectively:  issued 334,149,669 and 404,014,435 shares, respectively                3,341               4,040
Additional paid-in capital                                                             154,838             160,024
Unearned portion of compensatory stock, warrants and options                               (37)                (23)
Accumulated other comprehensive loss                                                    (3,321)             (5,237)
Expenses to be paid with common stock                                                     (562)               (271)
Accumulated deficit                                                                   (141,799)           (166,756)
Stock subscriptions receivable                                                            (213)                  -
Treasury stock, 6,078,065 shares of common stock                                        (2,963)             (2,963)
                                                                                ---------------   -----------------
                     Total stockholders' equity (deficit)                                9,858             (11,186)
                                                                                ---------------   -----------------
                                                                                 $      39,382     $        42,030
                                                                                ===============   =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)

                                                                  (in thousands, except per share amounts)
                                                       Three months ended September 30,   Nine months ended September 30,
                                                       --------------------------------  --------------------------------
                                                             2000            2001              2000             2001
                                                       --------------- ----------------  ---------------- ---------------
REVENUES:
   Technology licensing fees and royalties              $      7,316    $       1,759     $       7,906    $     5,710
   Product sales, net                                            422            1,209             1,205          3,522
   Advertising/media revenue                                     242               22               242          1,025
   Engineering and development services                           29               75                59            115
                                                       --------------- ----------------  ---------------- ---------------
          Total revenues                                $      8,009    $       3,065     $       9,412    $    10,372
                                                       --------------- ----------------  ---------------- ---------------

COSTS AND EXPENSES:
   Cost of product sales                                $        445    $         771     $       1,408    $     1,817
   Cost of advertising/media sales                               410             (128)              410            210
   Cost of engineering and development services                   27                -                54              1
   Selling, general and administrative                         2,705            5,026             5,380         14,187
   Research and development                                      720            1,251             3,351          5,256
   Other (income) expense, net (Note 6)                         (222)           2,712             2,920          7,931
   Interest expense, net                                         284            1,491             1,655          4,345
                                                       --------------- ----------------  ---------------- ---------------
          Total costs and expenses                      $      4,369    $      11,123     $      15,178    $    33,747
                                                       --------------- ----------------  ---------------- ---------------

NET INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                           $      3,640    $      (8,058)    $      (5,766)   $   (23,375)
  Cumulative effect of accounting change                           -                -                 -         (1,582)
                                                       --------------- ----------------  ---------------- ---------------

NET INCOME (LOSS)                                       $      3,640    $      (8,058)    $      (5,766)   $   (24,957)

Preferred stock beneficial conversion feature                  3,569              105             3,569            355
Preferred stock dividends                                        390               88             1,191            503
                                                       --------------- ----------------  ---------------- ---------------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                     $       (319)   $      (8,251)    $     (10,526)   $   (25,815)
                                                       =============== ================  ================ ===============

Loss per share -
   Loss before cumulative effect of change
     in accounting principle                            $      (0.00)   $       (0.02)    $       (0.04)   $     (0.06)
   Cumulative effect of change in accounting principle             -                -                 -          (0.01)
                                                       --------------- ----------------  ---------------- ---------------
   Basic and diluted                                    $      (0.00)   $       (0.02)    $       (0.04)   $     (0.07)
                                                       =============== ================  ================ ===============

Weighted average common shares outstanding -
   basic and diluted                                         296,377          397,761           281,815        371,855
                                                       =============== ================  ================ ===============



NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Note 5)
(Unaudited)
                                                                                  (in thousands)
                                                       Three months ended September 30,   Nine months ended September 30,
                                                       --------------------------------  --------------------------------
                                                             2000            2001              2000             2001
                                                       --------------- ----------------  ---------------- ---------------
NET INCOME (LOSS)                                       $      3,640    $      (8,058)    $      (5,766)   $   (24,957)
Other comprehensive income (loss):
   Currency translation adjustment                                28             (160)                3            (63)
   Unrealized loss on marketable securities                     (397)          (3,912)             (397)        (1,853)
                                                       --------------- ----------------  ---------------- ---------------
COMPREHENSIVE INCOME (LOSS)                             $      3,271    $     (12,130)    $      (6,160)   $   (26,873)
                                                       =============== ================  ================ ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 6)
(Unaudited)

                                                                                                (in thousands)
                                                                                     Nine months ended September 30,
                                                                                      ----------------------------
                                                                                          2000          2001
                                                                                      -------------  -------------
Cash flows from operating activities:
    Net loss                                                                          $    (5,766)   $   (24,957)
    Adjustments to reconcile net loss to net cash (used in) operating activities:
     Depreciation and amortization                                                          1,323          2,202
     Common stock options and warrants issued as consideration for:
        Compensation                                                                           14             14
        Operating expenses                                                                     75            580
     Provision for doubtful accounts                                                          (10)            18
     Impairment of goodwill (Note 11)                                                       3,073          1,494
     Discount on beneficial conversion feature on convertible note (Note 8)                 1,000            383
     Common stock received for license fee                                                 (6,030)             -
     Convertible note default interest                                                          -            411
     Convertible note interest rollover                                                         -            393
     Convertible note induced conversion expense                                                -            190
     Non-cash expense on issuance of warrants                                                   -            536
     Realized loss on available-for-sale securities                                             -          3,067
     Realized loss on fair value of warrant                                                     -          1,216
     Cumulative effect of accounting change                                                     -          1,582
     Loss on sale of NXT ordinary shares (Note 11)                                              -          2,301
     Forgiveness of debt                                                                        -           (404)
     Amortization of debt discount                                                              -          2,074
     Adjustment upon receipt of shares in lieu of cash                                          -            468
     Minority interest loss                                                                     -           (298)
     Loss (gain) on disposition of fixed assets                                                31             (6)
     Changes in operating assets and liabilities, net of acquisitions:
       (Increase) decrease in accounts receivable                                            (345)            51
       (Increase) decrease in license fee receivable                                       (4,633)         3,247
       Decrease in inventories                                                                512              9
       (Increase) decrease in other assets                                                    177         (1,413)
       Increase (decrease) in accounts payable and accrued expenses                        (2,448)         2,119
       Increase (decrease) in other liabilities and deferred revenue                        5,728         (4,130)
                                                                                      -------------  -------------
     Net cash used in operating activities                                            $    (7,299)   $    (8,853)
                                                                                      -------------  -------------
Cash flows from investing activities:
    Capital expenditures                                                                     (108)        (1,498)
     Net cash paid for Web Factory acquisition                                                  -           (100)
     Decrease  in restricted cash                                                             667              -
     Deferred charges                                                                        (411)             -
     Payment for shares of DMC New York                                                         -         (1,000)
     Proceeds from sale of NXT ordinary shares                                                  -          6,858
                                                                                      -------------  -------------
     Net cash provided by investing activities                                        $       148    $     4,260
                                                                                      -------------  -------------
Cash flows from financing activities:
    Proceeds from:
     Convertible notes and notes payable (net) (Note 8)                                     2,250          3,781
     Sale of preferred stock (net)                                                          2,004            457
     Sale of subsidiary common stock                                                        1,000              -
     Sale of exchange shares                                                                    -            164
     Sale of common stock subject to resale                                                   620              -
     Sale of common stock                                                                       -            186
     Collection of subscription receivable                                                  1,000            213
     Exercise of stock options, net                                                           748              -
     Repayment of notes                                                                    (1,325)          (348)
                                                                                      -------------  -------------
     Net cash provided by financing activities                                        $     6,297    $     4,453
                                                                                      -------------  -------------
Effect of exchange rate changes on cash                                               $         7    $       (63)
                                                                                      -------------  -------------
Net decrease in cash and cash equivalents                                                    (847)          (203)
Cash and cash equivalents received from acquisitions                                           88              -
Cash and cash equivalents - beginning of period                                             1,126          1,167
                                                                                      -------------  -------------
Cash and cash equivalents - end of period                                             $       367    $       964
                                                                                      =============  =============
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, NCT Group, Inc. and its subsidiaries are referred to as the "company," "we," "our," "us" or "NCT." The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles applicable to interim periods. The results of operations for the three and nine months ended September 30, 2001 and cash flows for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000.

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. We have reclassified some amounts in prior period financial statements to conform to the current period's presentation.

     NCT has incurred substantial losses from operations since its inception, which have been recurring and amounted to $166.8 million on a cumulative basis through September 30, 2001. These losses, which include the cost for development of products for commercial use, have been funded primarily from: (1) the sale of common stock, including the exercise of warrants or options to purchase common stock; (2) the sale of preferred stock convertible into common stock; (3) convertible debt; (4) technology licensing fees and royalties; (4)
advertising/media revenues; (5) product sales; and (6) engineering and development funds received from licensees and customers.

     Cash and cash equivalents amounted to $1.0 million at September 30, 2001, decreasing from $1.2 million at December 31, 2000. Management believes that currently available funds will not be sufficient to sustain NCT at present levels through the first quarter of 2002. NCT's ability to continue as a going concern is dependent on funding from several internally generated sources, including available cash, cash from the exercise of warrants and options, and cash inflows generated from NCT's revenue sources: technology licensing fees and royalties, product sales, advertising/media revenues, and engineering and development services. The level of realization of funding from our revenue sources is presently uncertain. In the event that anticipated technology licensing fees and royalties, product sales, advertising/media revenues and engineering and development services do not generate sufficient cash, management believes additional working capital financing must be obtained. There is no assurance any of the financing is or would become available.

     In the event that funding from internal sources is insufficient, we would have to substantially cut back our level of spending which could substantially curtail our operations. Such reductions could have an adverse effect on our relationships with licensees and customers. Uncertainty exists about the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of financing from other sources to fund any cash deficiencies. See Note 8 - Convertible Notes and Note 11 - Capital Stock with respect to recent financing.

     NCT's consolidated financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet our obligations. The uncertainties described above raise substantial doubt at September 30, 2001 about NCT's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

2.   Acquisitions:

     On March 2, 2001, our wholly-owned subsidiary, Artera Group, Inc., known as Artera, formerly known as NCT Networks, Inc., acquired (i) 100% of the outstanding capital stock of Teltran Web Factory Limited, known as the Web Factory, a U.K.-based company involved in Internet-based communications for small companies and a wholly-owned subsidiary of Teltran International Group Limited, known as Teltran, and (ii) the communication equipment assets of Teltran's subsidiary Internet Protocols Ltd. Artera agreed to pay Teltran and its investors up to $350,000 in cash and up to 4,940,000 stated value in British pounds sterling of Artera series A convertible preferred shares, known as Artera preferred stock-A (see Note 11 - Capital Stock for further details). The purchase price, which includes $7.8 million of Artera preferred stock-A and is net of $1.2 million due back from Teltran due to limits on the amount of liabilities to be assumed under the agreement governing the acquisition, amounted to $7.0 million. Artera has changed the Web Factory's name to Artera Group International Limited, known as Artera International. As part of the acquisition, Artera International agreed to assume Teltran's obligation owed to a previous owner of the Web Factory in the amount of approximately 1,500,000 in British pounds sterling. We are negotiating with that former owner in an effort to have that obligation be discharged via the issuance by Artera International of its series A convertible preferred stock, when created, having a stated value equal to the amount owed, with rights to convert to Artera International common stock at a 20% discount to the initial public listing price of that common stock. Under this arrangement, if Artera International does not undertake a public listing, the previous owner would have the right to exchange the Artera International preferred stock for NCT's common stock at a 20% discount to market. The acquisition was accounted for using the purchase method, resulting in goodwill of approximately $10.1 million. This goodwill is being amortized over 20 years on a straight-line basis.

     A summary of the assets acquired and liabilities assumed, at estimated fair market value, is as follows (in thousands):

            Current assets                          $    484
            Property, plant and equipment                467
            Goodwill                                  10,095
            Current liabilities                       (4,031)
            Long-term liabilities                        (45)
                                                    ----------
            Fair market value of acquired entity    $  6,970
                                                    ==========

     On April 12, 2001, NCT acquired a 25% interest in DMC New York, Inc., known as DMC NY, for $4.0 million. The consideration consisted of a $1.0 million convertible note issued to Crammer Road LLC, known as Crammer Road (see Note 8 - Convertible Notes), $1.0 million cash and $2.0 million of our common stock (see
Note 11 - Capital Stock). We intend to acquire the remaining 75% interest in DMC NY pursuant to the Crammer Road private equity credit agreement (see Note 12 - Commitments and Contingencies).

3.   Loss Per Share:

     We report loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

4.   Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board, known as the FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, we will be required to reassess the goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective January 1, 2002, goodwill will no longer be subject to amortization. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The company has adopted the provisions of SFAS No. 141 effective July 1, 2001 and plans to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 may improve our financial position and results of operations on an ongoing basis due to the elimination of amortization of goodwill. Conversely, the adoption of SFAS No. 142 may weaken our financial position and results of operations upon adoption because of a possible finding of impaired goodwill. We are in the process of evaluating existing acquired goodwill and other intangible assets, but we are unable to report the effect the adoption of SFAS No. 142 will have on our financial position and results of operations. At September 30, 2001, we had $22.3 million of goodwill, net of amortization and $4.5 million of patent rights and other intangibles, net of amortization. For the three and nine months ended September 30, 2001, we had $0.4 and $1.2 million of goodwill amortization expense, respectively, and $0.2 and $0.5 million of other intangible asset amortization expense, respectively.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments - an Amendment of SFAS 133." SFAS 138 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as Derivatives). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires us to recognize all Derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the Derivative is a hedge, depending on the nature of the hedge, changes in the fair value of Derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a Derivative's change in fair value will be immediately recognized in earnings. Effective January 1, 2001, the company adopted SFAS 138. Upon adoption, the reduction in the fair value of Derivatives, which consists of a warrant to purchase common stock of a licensee, has been reported as a cumulative effect of a change in accounting principle of approximately $1.6 million. If SFAS 138 had been applied for all periods presented, there would have been no effect in the three and nine months ended September 30, 2000. For the three and nine months ended September 30, 2001, we realized a $0.2 million and $1.2 million loss, respectively, in the fair value of this warrant, which we included in other income (expense), net, in the consolidated statement of operations.

     In March 2000, the FASB issued Interpretation No. ("FIN") 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This interpretation clarifies various issues relating to stock compensation. FIN 44 became effective July 1, 2000; however, some conclusions in this interpretation cover specific events that occurred prior to July 1, 2000. The adoption of FIN 44 did not have a material impact on our consolidated financial statements.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a Replacement of FASB Statement No. 125." SFAS 140 revises the criteria for accounting for securitizations and other transfers of financial assets and collateral. In addition, SFAS 140 requires additional disclosures. Except for the new disclosure provisions, which were effective for the year ended December 31, 2000, SFAS 140 is effective for the transfer of financial assets occurring after March 31, 2001. The adoption of SFAS 140 has not had a significant effect on our consolidated financial statements.

     During the year ended December 31, 2000, we adopted Securities and Exchange Commission Staff Accounting Bulletin No. ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 clarifies various existing accounting principles for the timing of revenue recognition and the classification of revenues in financial statements. Since our existing revenue recognition policies were consistent with the provisions of SAB 101, the result of applying its provisions did not have a material effect on the company's revenues and costs during the year ended December 31, 2000.

5.   Comprehensive Income (Loss):

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in stockholders' equity that are excluded from net income including unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments.

6.   Other Financial Data:

Balance Sheet Items:

     Investments in marketable securities include available-for-sale securities at fair value. These securities were included in other current assets during the year ended December 31, 2000 and in short-term investments in marketable securities at September 30, 2001. The following table displays the fair value, cost basis, and realized/unrealized gain (loss) of the company's available-for-sale securities (in thousands):



                                    December 31, 2000                  September 30, 2001
                          --------------------------------- -------------------------------------------
                            Cost      Unrealized     Fair    Cost     Realized    Unrealized    Fair
                           Basis      Gain/(Loss)   Value    Basis   Gain/(Loss)  Gain/(Loss)   Value
                          --------------------------------- -------------------------------------------
Available-for-sale:
   ITC                    $ 6,000     $   (900)    $ 5,100  $ 6,000   $      -    $ (5,232)   $ 768
   Teltran                      -            -           -      743       (589)          -      154
   InsiderStreet.com       2,478       (2,478)          -    2,478     (2,478)          -        -
                          --------------------------------- -------------------------------------------
     Totals               $ 8,478     $ (3,378)    $ 5,100  $ 9,221   $ (3,067)   $ (5,232)   $ 922
                          ================================= ============================================

     The company reviews declines in the value of its investment portfolio when general market conditions change or specific information pertaining to an industry or an individual company becomes available. The company considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary. For the three- and nine-month periods ended September 30, 2001, the company recorded impairment charges of approximately $0.3 and $5.9 million, respectively, representing other-than-temporary declines in value of its investment portfolio consisting of marketable securities and a warrant included in other current assets. The $5.9 million impairment charge includes the cumulative effect upon adoption of SFAS 138 of approximately $1.6 million related to the revaluation of the warrant at fair value which is reflected in our consolidated statements of operations. See Other (income) expense, net below and Note 4 - Recent Accounting Pronouncements for further details.

     Accounts receivable comprise the following (in thousands):


                                         December 31,    September 30,
                                             2000            2001
                                         --------------  --------------
   Technology license fees and royalties  $   4,597       $       -
   Joint ventures and affiliates                 76              76
   Other trade receivables                      880           1,162
                                         --------------  --------------
   Gross accounts receivable              $   5,553       $   1,238
   Allowance for doubtful accounts              (70)            (88)
                                         --------------  --------------
    Accounts receivable, net of reserves  $   5,483       $   1,150
                                         ==============  ==============

     Inventories comprise the following (in thousands):


                                                 December 31,    September 30,
                                                     2000            2001
                                                --------------  --------------
   Components                                    $     603       $       486
   Finished goods                                    1,681             1,789
                                                --------------  --------------
   Gross inventories                             $   2,284       $     2,275
   Reserve for obsolete & slow moving inventory       (100)             (100)
                                                --------------  --------------
       Inventories, net of reserves              $   2,184       $     2,175
                                                ==============  ==============

     Other current assets comprise the following (in thousands):

                                         December 31,    September 30,
                                             2000            2001
                                        --------------  --------------
   Investment in warrant                 $    3,089      $       291
   Notes receivable                               -            1,314
   Due from unaffiliated company                743                -
   Prepaid royalties                              -              625
   Prepaid financing charges                      -              191
   Other                                        993              520
                                        --------------  --------------
         Other current assets            $    4,825      $     2,941
                                        ==============  ==============

         Other assets (long term) comprise the following (in thousands):

                                                 December 31,    September 30,
                                                      2000            2001
                                                 --------------  --------------
   Marketable securities                          $    5,100      $       -
   Investment in unconsolidated subsidiaries           1,500          1,514
   Advances and deposits                                 663            808
   Deferred charges                                      534          1,128
   Other                                                 197             71
                                                 --------------  --------------
         Other assets                             $    7,994      $   3,521
                                                 ==============  ==============

     Marketable securities were reclassified and are included in investment in marketable securities at September 30, 2001.

     Property and equipment comprise the following (in thousands):

                                 Estimated
                                 Useful Life  December 31,  September 30,
                                  (Years)        2000           2001
                                 -----------  ------------  -------------
   Machinery and equipment          3-5       $   2,018      $    2,869
   Software costs                   3-5              64            405
   Furniture and fixtures           3-5           1,257          1,344
   Leasehold improvements           7-10          1,139          1,965
   Tooling                          1-3             462          2,197
   Projects under construction      3-5               -            991
   Other                            5-10            100            111
                                              ------------  -------------
   Gross property and equipment               $   5,040      $   9,882
   Accumulated depreciation                      (4,352)        (6,332)
                                              ------------  -------------
      Property and equipment, net             $     688      $   3,550
                                              ============  =============

     Other current liabilities comprise the following (in thousands):

                                         December 31,    September 30,
                                             2000            2001
                                         --------------  --------------
   Due to IPI on stock settlement        $       455     $        -
   Due to ITC on NCT stock shortfall             812          1,355
   Product development fee                       800            800
   Loan advance                                  500              -
   Royalty payable                               575          1,223
   Other                                          80            197
                                         --------------  --------------
         Other current liabilities       $     3,222     $    3,575
                                         ==============  ==============

Statement of Operations Information:

     Other (income) expense, net is comprised of the following (in thousands):

                                                    Three Months           Nine Months
                                                 Ended September 30,    Ended September 30,
                                                ---------------------  -----------------------
                                                    2000       2001       2000       2001
                                                    ----       ----       ----       ----
Realized loss on available-for-sale securities    $    -     $  121      $    -     $ 3,067
Unrealized gain on trading securities                  -       (482)          -           -
Realized loss on fair value of warrant                 -        199           -       1,216
Realized loss on sale of trading securities            -      2,874           -       2,302
Impairment of goodwill                                 -          -       3,073       1,494
Other                                               (222)         -        (153)       (148)
                                                ---------------------  -----------------------
     Total other (income) expense, net            $ (222)    $2,712      $2,920     $ 7,931
                                                =====================  =======================

Supplemental Cash Flow Disclosures:

                                                                                                             (in thousands)
                                                                                                    Nine months ended September 30,
                                                                                                     -----------------------------
                                                                                                         2000            2001
                                                                                                     -------------  --------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                                           $       -      $           -
                                                                                                     =============  ==============
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized holding loss on available-for-sale securities                                           $    (398)     $      (1,853)
                                                                                                     ============   ==============
  Issuance of 13.3 million shares of common stock as consideration for shares in DMC New York, Inc.  $       -      $       2,000
                                                                                                     ============   ==============
  Issuance of 4.3 million shares of common stock upon conversion of  promissory note default         $       -      $         500
                                                                                                     ============   ==============
  Issuance of common stock for acquisition of Midcore Software, Inc.                                 $   4,817      $           -
                                                                                                     ============   ==============
  Issuance of common stock for acquisition of DMC Cinema, Inc.                                       $   2,500      $           -
                                                                                                     ============   ==============
  Issuance of common stock in exchange for common stock of subsidiary                                $       -      $         984
                                                                                                     ============   ==============
  Issuance of common stock in exchange for prepaid research and engineering expenses                 $   3,000      $           -
                                                                                                     ============   ==============
  Receipt of Pro Tech common shares in lieu of cash to settle accounts receivable                    $       -      $       1,350
                                                                                                     ============   ==============
  Issuance of preferred stock of subsidiary, Artera Group, Inc.                                      $       -      $       8,299
                                                                                                     ============   ==============
  Issuance of notes for placement services rendered                                                  $       -      $         527
                                                                                                     ============   ==============
  Issuance of notes for convertible notes as partial consideration for shares in DMC New York, Inc.  $       -      $       1,000
                                                                                                     ============   ==============
  Issuance of common stock for services                                                              $       -      $         435
                                                                                                     ============   ==============
  Issuance of options and warrants for services                                                      $       -      $         438
                                                                                                     ============   ==============
  Issuance of common stock in exchange for convertible note of subsidiary                            $       -      $       2,477
                                                                                                     ============   ==============
  Issuance of common stock in exchange for preferred stock of subsidiary                             $       -      $         261
                                                                                                     ============   ==============
  Property and equipment financed through capitalized leases                                         $       -      $         356
                                                                                                     ============   ==============
  Receipt of non-recourse notes as partial consideration for convertible note of subsidiary          $       -      $       1,000
                                                                                                     ============   ==============
  Receipt of Pro Tech common shares as partial consideration for convertible note subsidiary         $       -      $         500
                                                                                                     ============   ==============

7.   Stockholders' Equity (Deficit):

     The changes in stockholders' equity (deficit) during the nine months ended September 30, 2001 were as follows (in thousands):

                                                                                                                   Accum-
                                                                                       Unearned         Expenses   ulated
                                                   Accretion      Net                  Compen-         To be paid  Other
                           Balance    Exchange/   Dividend of Issuance of     Stock    satory            with      Compre-   Balance
                             at     Conversion of  Preferred    Common    Subscription Options/  Net    Common     hensive     At
                          12/31/00 Preferred Stock   Stock      Stock     Receivable   Warrants  Loss    Stock      Loss    9/30/01
                          -------- --------------- ---------- ----------- ------------ -------- ------ ---------- --------- --------
Series G Preferred Stock:
    Shares                       1             (1)         -           -            -        -       -         -        -         -
    Amount               $     574           (864)       290           -            -        -       -         -        - $       -

Common Stock:
    Shares                 334,150          7,218          -      62,646            -        -       -         -        -   404,014
    Amount               $   3,341             73          -         626            -        -       -         -        - $   4,040

Treasury Stock:
    Shares                   6,078              -          -           -            -        -       -         -        -     6,078
    Amount               $  (2,963)             -          -           -            -        -       -         -        - $  (2,963)

Additional
Paid-in Capital          $ 154,838            793       (290)      4,683            -        -       -         -        - $ 160,024

Accumulated
(Deficit)                $(141,799)             -          -           -            -        - (24,957)        -        - $(166,756)

Accumulated
Other Comprehensive
Loss                     $  (3,321)             -          -           -            -        -       -         -   (1,916)$  (5,237)

Stock
Subscription
Receivable               $    (213)             -          -           -          213        -       -         -        - $       -

Expenses to be
Paid with
Common Stock             $    (562)             -          -           -            -        -       -       291        - $    (271)

Unearned
Compensatory
Stock Option             $     (37)             -          -           -            -       14       -         -        - $     (23)


8.   Convertible Notes:

NCT Group, Inc. Convertible Notes Issued to Carole Salkind

     As of September 30, 2001, NCT is in default on repayment of its secured convertible notes dated August 25, 1999 and September 19, 1999, representing an aggregate convertible note principal balance of $0.75 million due Carole Salkind, spouse of a former NCT director and an accredited investor. The default provisions in these notes imposed a default penalty of $75,000 (10% of the principal payments in default). Default interest from the date of default was due on the aggregate principal in default and the default penalty amount at the rate of prime plus 5%. The company is negotiating a cure for these defaults.

     On September 14, 2001, NCT defaulted on the repayment of a $1.4 million secured convertible note held by Carole Salkind. The default provision in the note imposed a penalty, the default amount, of $0.1 million (10% of the principal payment in default). Default interest from the date of default was due on the principal in default and the default amount at the rate of prime plus 5%. On September 28, 2001, Ms. Salkind agreed to fund another $1.0 million and to roll the $1.4 million and default penalty due under the note in default into a new note for an aggregate of $2.5 million. This note matures on September 28, 2002 and bears interest at 2% above the prime rate as published in The Wall Street Journal. In connection with this new note, we issued Ms. Salkind a warrant to acquire 1.0 million shares of NCT common stock at an exercise price of $0.115 per share. Ms. Salkind has the right to convert any part of the outstanding and unpaid amount of the note into common stock of (a) the company at the lower of (i) the average closing bid price for the five trading days prior to the conversion or (ii) $.093 per share, or (b) Artera International or
(c) Distributed Media Corporation International Ltd., known as DMCI (a wholly-owned subsidiary of NCT), in the case of (b) and (c) at the respective conversion prices described in the note. In accordance with The FASB Emerging Issues Task Force Issue No. ("EITF") 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $0.7 million in connection with the September 28, 2001 convertible note recorded during the third quarter of 2001. The discount is deemed to be a "beneficial conversion" feature and is accounted for as a discount to the note and is allocated to a component of additional paid-in capital. The discount is to be recognized as interest expense through the maturity date of the debt. For the nine months ended September 30, 2001, the company recognized interest expense in the amount of $5,794 with respect to this discount. The company valued the warrant using the Black-Scholes option pricing model and recorded a discount to the note and, credited additional paid-in capital for $0.1 million. The discount is to be recognized as interest expense through the maturity date of the debt. For the nine months ended September 30, 2001, the company recognized interest expense in the amount of $864 with respect to this warrant.

     On August 22, 2001, we cured defaults on repayment of notes dated June 4, 1999, June 11, 1999, July 2, 1999 and July 23, 1999, representing an aggregate convertible note principal balance of $1.25 million due Carole Salkind. (See discussion of notes relating to Carole Salkind's January 26, 1999 subscription, below.) The default provisions in these notes imposed an aggregate default penalty of $125,000 (10% of the principal payments in default). Default interest from the date of default was due on the aggregate principal in default and the default penalty amount at the rate of prime plus 5%. NCT cancelled the notes aggregating $1.2 million and issued a new convertible note to Ms. Salkind for $1.7 million due December 22, 2001. We also granted Ms. Salkind a five-year warrant to purchase 625,000 shares of NCT's common stock at an exercise price of $0.093 per share. The new note is (1) convertible into shares of NCT common stock at $0.093 per share, (2) exchangeable for shares of common stock of Pro Tech at an exercise price of $0.14 per share (3) exchangeable for shares of common stock of Artera International at Artera International's initial public offering price or (4) exchangeable for shares of common stock of DMCI at DMCI's initial offering price. The convertible note earns interest at the prime rate. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $239,149 in connection with the August 22, 2001 convertible note recorded during the third quarter of 2001. The discount is deemed to be a "beneficial conversion" feature and is accounted for as a discount to the note and is allocated to a component of additional paid-in capital. The discount is to be recognized as interest expense through the maturity date of the debt. For the nine months ended September 30, 2001, the company has recognized interest expense in the amount of $78,409 with respect to this discount. The company valued the warrant using the Black-Scholes option pricing model and recorded a discount to the note and credited additional paid-in capital for $0.1 million. The discount is being amortized through the maturity date of the debt. For the nine months ended September 30, 2001, the company has recognized interest expense in the amount of $19,414 with respect to this warrant.

     On May 14, 2001, the company cured a January 25, 2001 default on the repayment of a $1.0 million secured convertible note held by Carole Salkind. The default provisions in the note imposed a default penalty of $0.1 million (10% of the principal payment in default). Default interest from the date of default was due on the principal in default and the default penalty amount at the rate of prime plus 5%. NCT cancelled the $1.0 million note and issued a new four-month convertible note to Ms. Salkind in the amount of $1.4 million and granted her a five year warrant to purchase 0.5 million shares of NCT's common stock at an exercise price of $0.13 per share. The convertible note earns interest at the prime rate. Under the note, Ms. Salkind has the right to convert the note into shares of common stock of the company, to exchange the note for shares of common stock of Artera International or to exchange the note for shares of common stock of DMCI, at conversion or exchange prices, respectively, set forth in the note. In accordance with EITF 98-5 as codified in EITF 00-27, we recorded a beneficial conversion feature of $57,690 in connection with the May 14, 2001 convertible note recorded during the second quarter of 2001. The beneficial conversion feature is accounted for as a discount to the note and is allocated to a component of additional paid-in capital. For the nine months ended September 30, 2001, the company recognized $57,690 of interest expense in its consolidated statements of operations. The company valued the warrant using the Black-Scholes option pricing model and recorded a discount to the note and credited additional paid-in capital for $0.1 million. The discount was recognized as interest expense through the maturity date of the debt. For the nine months ended September 30, 2001, the company recognized the $57,690 with respect to this warrant.

     On February 13, 2001, the company issued a 60-day, $0.5 million convertible note bearing interest at 7% per annum to Carole Salkind, together with a warrant for Ms. Salkind to purchase either $0.5 million of the common stock of NCT at $0.21 per share or the common stock of NCT's subsidiary Pro Tech Communications, Inc., known as Pro Tech, at $0.44 per share. The consideration consisted of $0.5 million cash which NCT used for working capital purposes. The company valued the warrant using the Black-Scholes option pricing model and recorded a discount to the note and credited additional paid in capital for $0.5 million. The discount was recognized as interest expense through the maturity date of the debt. For the nine months ended September 30, 2001, the company recognized $458,531 of interest expense with respect to this warrant. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $41,469 in connection with the February 13, 2001 convertible note recorded during the first quarter of 2001. This beneficial conversion feature was limited to the carrying value of the note less the discount related to fair value of the warrant. This beneficial conversion feature is accounted for as a discount to the note and allocated to a component of additional paid-in capital. The discount was recognized as interest expense through the maturity date of the debt. On April 14, 2001, NCT defaulted on the repayment of the February 13, 2001 note held by Carole Salkind. As a result, a penalty of 10% of the principal in default, or $50,000, became due. On May 18, 2001, the company cured this default. Ms. Salkind agreed to convert the amounts due into 4,303,425 shares of our common stock at an agreed upon conversion price of $0.13 per share, a price which approximated the market price of our common stock on the conversion date. During the nine months ended September 30, 2001, we recorded $0.2 million as debt conversion expense included in interest expense, net on the consolidated statement of operations. Such amount represents an induced conversion calculated as the difference between the conversion price per share of $0.21, as per the original note, and the agreed upon $0.13 per share used to convert the note on May 18, 2001.

     On January 26, 1999, Carole Salkind subscribed to purchase secured convertible notes of the company in an aggregate principal amount of $4.0 million. The company entered into secured convertible notes for $4.0 million between January 26, 1999 and March 27, 2000. The secured convertible notes mature two years from their respective issue dates and earn interest at the prime rate. The secured convertible notes are collateralized by substantially all of the company's assets owned or thereafter acquired. Ms. Salkind has the right to convert any part of the outstanding amount of the notes into shares of common stock of the company at the respective conversion prices described in the notes. The company recorded a beneficial conversion feature of $1.0 million in connection with the March 27, 2000 convertible note recorded during the first quarter of 2000, classified as interest expense. On each of June 4, 1999, June 11, 1999, July 2, 1999, July 23, 1999, August 25, 1999 and September 19, 1999,
the  company  received  proceeds  of  $250,000,  $250,000,  $500,000,  $250,000,
$500,000 and $250,000, respectively, from the holder for the secured convertible notes.

Other NCT Group, Inc. Convertible Notes

     On April 12, 2001, pursuant to the exchange agreement as discussed in Note 12 - Commitments and Contingencies, with Crammer Road, NCT issued Crammer Road a convertible note of $1.0 million. The consideration from Crammer Road consisted of 1,000 shares of DMC NY common stock. Such convertible note matures on December 31, 2001 and bears interest at 2% per month accruing from May 27, 2001. The note is convertible into shares of NCT common stock at a conversion price per share equal to 93.75% of the average closing bid price of NCT common stock for the five consecutive trading days prior to conversion. We are obligated to register the shares of our common stock that may be issued upon the conversion of the note. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $66,667 in connection with the April 12, 2001 convertible note recorded during the second quarter of 2001. The beneficial conversion feature is accounted for as a discount to the note and is allocated to a component of additional paid-in capital. The discount is to be recognized as interest expense through the maturity date of the debt.

     On April 12, 2001, NCT entered into a subscription agreement with an accredited investor, Alpha Capital Aktiengesellschaft, known as Alpha Capital, pursuant to a private placement of a $125,000 convertible note to the investor. We also issued to Libra Finance S.A., a third party, a $8,750 convertible note as finder's compensation. The consideration from the investor consisted of $125,000 cash, which NCT used for working capital purposes. These notes mature on April 12, 2002 and bear simple interest at 8% per annum, payable at maturity. The notes are convertible into shares of NCT common stock at a conversion price per share equal to 80% of the lowest closing bid price of NCT common stock for the five trading days prior to conversion. We are obligated to register the shares of our common stock that may be issued upon conversion of these notes. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $33,438 in connection with the April 12, 2001 convertible notes during the second quarter of 2001. The beneficial conversion feature is accounted for as a discount to the note and is allocated to a component of additional paid-in capital. The discount is to be recognized as interest expense through the maturity date of the debt.

     On March 14, 2001, NCT entered into a subscription agreement with Alpha Capital pursuant to a private placement of a $0.3 million convertible note to the investor. We also issued to Libra Finance S.A., a third party, a $17,500 convertible note as finder's compensation. The consideration from the investor consisted of $250,000 cash, which NCT used for working capital purposes. These notes mature on March 14, 2002 and bear interest at 8% per annum, payable at maturity. The notes are convertible into shares of NCT common stock at a conversion price per share equal to 80% of the lowest closing bid price of NCT common stock for the five trading days prior to conversion. We are obligated to register the shares of our common stock that may be issued upon conversion of these notes. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $66,875 in connection with the March 14, 2001 convertible notes recorded during the first quarter of 2001. The beneficial conversion feature is accounted for as a discount to the note and is allocated to a component of additional paid-in capital. The discount is to be recognized as interest expense through the maturity date of the debt.

Artera Group, Inc. Convertible Notes

     On June 29, 2001, Artera entered into a subscription agreement with six accredited investors pursuant to a private placement of $1.25 million of its convertible notes. Artera used the proceeds from the issuance of the notes for working capital purposes. The consideration from the investors for the convertible notes aggregated $1.0 million, net of expenses paid for a third party finder's fee and legal expenses. The difference between the face value of the notes and the cash received resulted in a $0.25 million original issue discount ("OID"). This OID is included in the accompanying consolidated balance sheet as a direct deduction from the face amount of the notes with the resulting OID being amortized through the maturity date of the debt. For the nine months ended September 30, 2001, the company recognized $62,502 of interest expense in its consolidated statements of operations. This interest expense is a non-cash item. These Artera convertible notes mature June 29, 2002 and bear simple interest at 6% per annum, payable at maturity. Due to the OID, the effective interest rate on these notes is approximately 32.5%. Such notes are convertible into shares of Artera common stock by dividing the principal to be converted by 100% of the average of the three lowest closing bid prices for the Artera common stock on the principal market or exchange where the Artera common stock is listed or traded for the ten trading days prior to the conversion. We are undertaking a public listing of Artera's common stock on the Alternative Investment Market of the London Stock Exchange, which we hope to complete by the end of the 2001. Because Artera's common stock is not publicly tradable, NCT and the six investors entered into an exchange rights agreement whereby the Artera notes are exchangeable for shares of NCT common stock from and after November 30, 2001 at an exchange price per share of 100% of the average closing bid price of NCT's common stock for the five trading days prior to the exchange. NCT is obligated to register shares of its common stock for the exchange of these Artera notes.

     On May 25, 2001, Artera entered into a subscription agreement with two accredited investors pursuant to a private placement of $0.4 million of its convertible notes. Artera used the proceeds from the issuance of the notes for working capital purposes. The consideration from the investors for the convertible notes aggregated $0.3 million, net of expenses, and consisted of cash. The difference between the face value of the notes and the cash received resulted in a $0.1 million OID. This OID is included in the accompanying consolidated balance sheet as a direct deduction from the face amount of the notes with the resulting OID being amortized through the maturity date of the debt. For the nine months ended September 30, 2001, the company recognized $26,042 of interest expense in its consolidated statements of operations. This interest expense is a non-cash item. These Artera convertible notes mature May 25, 2002 and bear simple interest at 6% per annum, payable at maturity. Due to the OID, the effective interest rate on these notes is approximately 32.5%. Such notes are convertible into shares of Artera common stock by dividing the principal to be converted by 100% of the average of the three lowest closing bid prices for the Artera common stock on the principal market or exchange where the Artera common stock is listed or traded for the ten trading days prior to the conversion. Pursuant to an exchange rights agreement dated May 25, 2001, entered into by NCT and the holders of these Artera convertible notes, these notes are exchangeable for shares of NCT common stock at an exchange price per share of 100% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. NCT is obligated to register shares of its common stock for resale for the exchange of these Artera notes.

     On April 4, 2001, Artera entered into a subscription agreement with two accredited investors pursuant to a private placement of $0.9 million of its convertible notes. The consideration from the investors for the convertible notes aggregated $0.7 million, net of expenses, and consisted of cash. Artera used the proceeds from the issuance of the notes for working capital purposes. The difference between the face value of the notes and the cash received resulted in a $0.3 million OID. This OID is included in the accompanying consolidated balance sheet as a direct deduction from the face amount of the notes with the resulting OID being amortized through the maturity date of the debt. For the nine months ended September 30, 2001, the company recognized $86,040 of interest expense in its consolidated statements of operations. This interest expense is a non-cash item. These Artera convertible notes mature April 4, 2002 and bear simple interest at 6% per annum, payable at maturity. Due to the OID, the effective interest rate on these notes is approximately 32.5%. Such notes are convertible into shares of Artera common stock by dividing the principal to be converted by 100% of the average of the three lowest closing bid prices for the Artera common stock on the principal market or exchange where the Artera common stock is listed or traded for the ten trading days prior to the conversion. Pursuant to an exchange rights agreement dated April 4, 2001, entered into by NCT and the holders of these Artera convertible notes, these notes are exchangeable for shares of NCT common stock at an exchange price per share of 100% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. NCT is obligated to register its shares of common stock for the exchange of these Artera notes.

     On January 9, 2001, Artera entered into a subscription agreement with six accredited investors pursuant to a private placement of its convertible notes having a stated value of $5.0 million. Artera used the proceeds from the issuance of the notes for working capital purposes. Consideration for the convertible notes aggregated approximately $2.5 million and consisted of $1.0 million in cash, $1.0 million in nonrecourse notes secured by Teltran common stock and 1,190,476 shares of Pro Tech common stock valued at $0.5 million. The difference between the face value of the notes and the cash received resulted in a $2.5 million OID. This OID is included in the accompanying consolidated balance sheets as a direct deduction from the face amount of the notes with the resulting OID being amortized through the maturity date of the debt. For the nine months ended September 30, 2001, the company recognized $1.9 million of interest expense in its consolidated statements of operations. This interest expense is a non-cash item. The Artera convertible notes mature January 9, 2002 and bear simple interest at 6% per annum, payable at maturity. Due to the OID, the effective interest rate on these notes is approximately 112%. The notes are convertible into shares of Artera common stock by dividing the principal to be converted by 100% of the average of the three lowest closing bid prices for the Artera common stock on the principal market or exchange where the Artera common stock is listed or traded for the ten trading days prior to the conversion. We are undertaking a public listing of Artera's common stock on the Alternative Investment Market of the London Stock Exchange. Because the Artera common stock is not publicly tradable, NCT and the investors entered into an exchange rights agreement whereby the Artera notes are exchangeable for shares of NCT common stock at an exchange price per share of 100% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. We registered 20 million shares of common stock that NCT will be obligated to issue upon the exchange of these Artera convertible notes under Registration Statement No. 333-47084, effective February 12, 2001. We are obligated to register additional shares for the exchange of the Artera convertible notes. During the nine months ended September 30, 2001, $2.5 million of convertible note principal, plus interest, were exchanged into 19,271,163 shares of NCT's common stock.

NCT Video Displays, Inc. Convertible Note

     On April 12, 2001, NCT Video Displays, Inc., known as NCT Video, our subsidiary, entered into a subscription agreement with Crammer Road whereby NCT Video issued a $0.5 million convertible note to Crammer Road for $0.5 million in cash. The NCT Video note matures on December 31, 2001 and bears interest at 8% per annum, payable at maturity. Such convertible note is convertible into shares of NCT Video common stock by dividing the principal to be converted by 93.75% of the average of the lowest closing bid prices for the NCT Video common stock on the principal market or exchange where the NCT Video common stock is listed or traded for the five trading days prior to the conversion. Because NCT Video's common stock is not publicly tradable on any market or exchange, NCT and Crammer Road entered into an exchange rights agreement whereby the NCT Video note is exchangeable for shares of NCT common stock at an exchange price per share of 93.75% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. We are obligated to register shares of our common stock for the exchange of the NCT Video convertible note. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $33,333 in connection with the April 12, 2001 convertible note during the second quarter of 2001. The beneficial conversion feature is accounted for as a discount to the note and is allocated to a component of additional paid-in capital. The discount is to be recognized as interest expense through the maturity date of the debt.

9.   Litigation:

     On June 6, 2001, Production Resource Group began legal proceedings against NCT and our subsidiary Distributed Media Corporation, known as DMC, in the
Superior Court for the Judicial District of Fairfield County, Connecticut. Production Resource Group's complaint alleges that NCT and DMC breached the terms of a July 19, 1999 lease, promissory note and warrant entered into in connection with the lease of some DMC Sight & Sound(TM) equipment. The complaint also alleges that NCT and DMC breached a January 11, 2001 resolution agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions, that we breached a May 11, 2001 agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions and the January 11, 2001 resolution agreement, and that we engaged in misrepresentations and fraud in connection with these matters. The plaintiff filed an application for pre-judgment remedy seeking to attach or garnish $2.25 million of our assets. On July 26, 2001, the court returned an order for pre-judgment remedy having found probable cause to sustain the validity of Production Resource Group's claim and gave Production Resource Group the right to attach or garnish up to $2.1 million of specified assets of NCT and Distributed Media Corporation. As of November 14, 2001, approximately $60,000 in NCT's cash or cash equivalent assets have actually been attached or garnished. On October 4, 2001, we filed an answer to the plaintiff's complaint, generally denying the plaintiff's allegations, seeking dismissal of the complaint and counterclaiming for breach of Production Resource Group's obligation to deliver equipment. We have recorded all anticipated liability related to this matter. We anticipate little or no impact on DMC's ongoing operations as a result of the resolution of this litigation. An adverse judgment against us, however, could be material to our cash position.

     On December 6, 2000, our subsidiary DMC Cinema (formerly known as Theater Radio Network) filed suit against InsiderStreet.com, Inc. in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that InsiderStreet breached a May 5, 2000 Advertising
Agreement with Theater Radio Network and seeks a declaratory judgment and specific performance of the agreement. The agreement provided that, in exchange for advertising services performed by Theater Radio Network, InsiderStreet would deliver to Theater Radio Network $3.0 million in common stock of InsiderStreet, with an adjustment in the number of shares to ensure that the total stock delivered was worth at least $2.0 million on May 10, 2001 and with registration of all stock delivered. InsiderStreet has to date made only a partial delivery of shares and has not registered any of the shares delivered. Discovery in this litigation has recently begun. On October 23, 2001, Theater Radio Network terminated its representation by outside counsel in this action due to a possible conflict of interest. Theater Radio Network expects to retain new counsel shortly to continue this action.

     On February 5, 2001, Steven Esrick, a former shareholder of Theater Radio Network, filed suit against DMC Cinema (formerly known as Theater Radio Network) and Theater Radio Network's former Chief Executive Officer and President in the Circuit Court of the Sixth Judicial Circuit for Pinellas County, Florida. The plaintiff claims that Theater Radio Network breached an alleged oral escrow agreement with the plaintiff arising out of the sale of Theater Radio Network stock to DMC Cinema by Theater Radio Network's shareholders and seeks unspecified damages. On March 7, 2001, DMC Cinema filed a motion to provide additional time to respond to the complaint through April 6, 2001, which was granted by the court on March 13, 2001. On April 4, 2001, DMC Cinema filed for dismissal of the case against it, with prejudice, due to the plaintiff's failure to state a claim upon which relief may be granted. A hearing on that motion is scheduled for November 20, 2001. DMC Cinema denies the material allegations of the complaint and intends to vigorously defend the action.

     Reference is made to the company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2000, for a discussion of the following matters:

     On June 10, 1998, Schwebel Capital Investments, Inc. filed suit in a Maryland state court against NCT and Michael J. Parrella, our Chief Executive Officer and Director. The complaint alleges that NCT breached, and Mr. Parrella interfered with, a purported contract entered into in 1996 between NCT and Schwebel Capital. Schwebel Capital claims that under the contract, NCT agreed to pay Schwebel Capital commissions when NCT received capital from its investors. The complaint further alleges that Schwebel Capital is due commissions totaling $1.5 million because NCT refused to honor Schwebel Capital's right of first refusal. Schwebel Capital's complaint sought $1,673,000 in compensatory damages, $50,000 in punitive damages and $50,000 in attorneys' fees from NCT, as well as $150,000 in compensatory damages, $500,000 in punitive damages and $50,000 in attorneys' fees from Mr. Parrella. Subsequently, the court granted a motion to dismiss the claims against Mr. Parrella. On August 8, 2001, NCT entered into a settlement agreement with Schwebel Capital. NCT paid a nominal amount to settle all remaining claims of Schwebel Capital against NCT. The settlement terminating the litigation was approved by the court on or about September 7, 2001.

     On November 17, 1998, the company and NCT Hearing filed suit against Andrea Electronics Corporation in the United States District Court, Eastern District of New York. There were no material developments in this matter during the period covered by this report.

     On September 16, 1999, NCT Audio filed a demand for arbitration before the American Arbitration Association in Wilmington, Delaware, against Top Source Technologies and Top Source Automotive, known as TSA, alleging, among other things, breach of the asset purchase agreement by which TSA was to sell its assets to NCT Audio, breach of fiduciary duties to a shareholder, NCT Audio holds 15% of the outstanding stock of TSA, and breach of the obligations of good faith and fair dealing. There were no material developments in this matter during the period covered by this report. The parties to the arbitration are currently engaging in discovery. The evidentiary hearing is scheduled to begin January 2002.

     The company believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on the financial position and results of operations.

10.  Common Stock Subject to Resale Guarantee:

     During the nine months ended September 30, 2001, NCT has issued 1,013,868 shares of its common stock, with a resale guarantee feature, to suppliers and consultants to satisfy current obligations totaling $604,683. Of these shares, 445,098 with an aggregate value of approximately $0.1 million, were issued to discharge outstanding accounts payable claims aggregating approximately $0.6 million. In connection with this discharge, we recognized miscellaneous income of approximately $0.5 million, which has been included in other (income) expense, net on the consolidated statements of operations. During 2001, suppliers and vendors sold common stock, valued at time of issuance at $0.4 million and realized $0.2 million in proceeds. In connection with the sale of these shares, a $0.2 million liability for the shortfall due to the resale guarantee feature is included in the company's consolidated balance sheet at September 30, 2001.

11.  Capital Stock:

     On or about August 23, 2001, 2.0 million shares of NCT common stock issued with a restrictive legend were sold in a private placement, at current market value. The proceeds consisted of approximately $0.2 million in cash.

     On July 30, 2001, Pro Tech entered into an agreement with Alpha Capital to issue 500 shares of Pro Tech series B convertible preferred stock (Pro Tech preferred stock-B) having an aggregate stated value of $0.5 million. Pro Tech received approximately $457,000 in cash, net of expenses and fees, in exchange for the Pro Tech preferred stock-B, which will be used for working capital purposes. The rate at which the Pro Tech preferred stock-B is convertible into Pro Tech common stock is the lesser of: (i) the then lowest average of the average closing bid price for a share of Pro Tech common stock for any consecutive five-day period out of 15 trading days preceding the date of such conversion, less a discount of 20%, subject to certain adjustments set forth in the Articles of Incorporation, as amended, of Pro Tech; or (ii) $0.25. NCT and Alpha Capital entered into an exchange rights agreement under which the Pro Tech preferred stock-B is exchangeable for shares of NCT common stock as to 50% from and after six months, and as to 100% from and after one year, from the Pro Tech preferred stock-B issue date. The rate at which the Pro Tech preferred stock-B is exchangeable into NCT common stock is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the 15 trading days preceding the date of such conversion, less a discount of 20%. In accordance with EITF 98-5, as codified in EITF 00-27, Pro Tech recorded a beneficial conversion feature of $125,000 in connection with the Pro Tech preferred stock-B issuance which resulted in a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature is to be recognized as an increase to preferred stock and a decrease to additional paid-in capital over the period from the date of issuance (July 30, 2001) to the date of earliest conversion (January 30, 2002). At September 30, 2001, $42,568 of the beneficial conversion feature was recognized. In addition, under the agreement, Pro Tech issued a warrant to purchase 1 million shares of its common stock. The warrant is exercisable at $0.13 per share and expires on July 30, 2004. The $0.5 million proceeds were recorded, by Pro Tech, as $0.3 million for the preferred shares, $0.1 million for the warrants, and $0.1 million for the beneficial conversion feature, based on their relative fair values. The company valued the warrant, using the Black-Scholes option pricing model, at $63,000. The $63,000 is included in the calculation of income/(loss) attributable to common stockholders on the condensed consolidated statements of operations for the three and nine months ended September 30, 2001.

     On June 29, 2001, NCT entered into an exchange rights agreement with ten accredited investors who hold $4,276,000 in aggregate stated value of Artera preferred stock-A. Each of the ten holders of Artera preferred stock-A is entitled to exchange the Artera preferred stock-A for shares of NCT common stock from and after November 30, 2001 at an exchange price per share of 100% of the average closing bid price of NCT's common stock for the five trading days prior to the exchange date. NCT is obligated to register shares of its common stock for the exchange of Artera preferred stock-A. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera preferred stock-A by paying the holder cash equal to the aggregate stated value of the number of shares of Artera preferred stock-A being redeemed (together with accrued and unpaid dividends thereon). See Note 2 - Acquisitions for further details.

     On April 12, 2001, NCT and Crammer Road finalized a new equity credit agreement and cancelled their private equity credit agreement dated September 27, 2000. Under the new private equity credit agreement, we are required to put $17 million of our common stock to Crammer Road in exchange for 12,000 shares of DMC NY and cash in the amount of approximately $3.0 million pursuant to monthly notices. Our monthly put notices were required to commence no later than October 1, 2001; however, we have not delivered any put notices to date. See Note 12 - Commitments and Contingencies for further details.

     On April 12, 2001, the company entered into an exchange agreement with Crammer Road. Pursuant to the exchange agreement, the company issued to Crammer Road 13,333,333 shares of NCT common stock in exchange for 2,000 shares of common stock of DMC NY for an aggregate value of $2.0 million. According to the terms of the exchange agreement, NCT is also obligated to issue Crammer Road additional shares, known as the Reset Shares, of NCT common stock if the closing bid price of the NCT common stock for the five business days prior to the day before we request acceleration of the effectiveness of the registration statement (referred to below) is less than $0.16 per share. We are obligated to register these issued shares of common stock and the shares of common stock that may be needed in order to provide the Reset Shares under a registration statement with the Securities and Exchange Commission.

     NCT also agreed to acquire from Crammer Road in July 2001 an additional 1,000 shares of DMC NY common stock for $1.0 million in cash or other marketable securities. To date, we have not acquired the additional 1,000 shares of DMC NY but are negotiating the terms of such acquisition with Crammer Road. We paid $100,000 to Crammer Road in September 2001.

     On March 30, 2001, NCT and NXT plc, known as NXT, entered into agreements, known as the new NXT agreements, to reorganize the existing cross-license agreements between the companies. The cross-license agreements, dating from 1997, relate to flat panel speaker technology. In April 2001, under the new NXT agreements, NCT received 2.0 million ordinary NXT shares in consideration of the cancellation of the 6% royalty payable by NXT to NCT Audio Products, Inc., known as NCT Audio, a subsidiary of NCT. The NXT shares, upon issuance, had a value of approximately $9.2 million. In addition, ownership of specified intellectual property, the rights to which were previously granted to NXT, was transferred to NXT. NXT licensed to NCT and its subsidiaries some of the NXT intellectual property and all of the applicable NCT-developed intellectual property. NXT will design a low-cost flat panel speaker for use by DMCI. Under a separate agreement, NCT guaranteed payment of $0.6 million as a design fee and minimum royalty. Also under the new NXT agreements, NXT transferred its 4.8% equity holding in NCT Audio to NCT in payment of the exercise price for an option held by NXT to purchase 3,850,000 shares of NCT's common stock. These NCT shares were issued to NXT on March 30, 2001. At March 31, 2001, the company recorded the receipt of the $9.2 million of NXT ordinary shares as an investment in marketable securities and classified these ordinary shares as trading securities. Though this reorganization of the existing cross-license agreements consists of separate and unrelated agreements, the company and its auditors determined that these agreements should be accounted for as a single transaction. The amended cross-license agreement and design and minimum royalty agreements are combined for financial reporting purposes. At March 31, 2001, the company recorded $8.6 million as deferred revenue and is recognizing this revenue over a 48-month period commencing April 1, 2001. For the nine months ended September 30, 2001, the company recognized $1.1 million of license fee revenue with respect to this transaction. At September 30, 2001, deferred revenue included $7.5 million related to the NXT transaction of which $2.1 million was classified as a current liability.

     During the nine months ended September 30, 2001, the company received $6.9 million in cash proceeds from the sale of 2.0 million NXT ordinary shares, net of fees and expenses. Under the new NXT agreements, the company has a requirement to apply at least 66% of the proceeds received from the sale of these shares to the development of the business of Distributed Media Corporation. The company realized a loss of approximately $2.3 million from the sale of the NXT ordinary shares, which is included in other (income) expense, net in the company's consolidated statements of operations for the nine-month period ended September 30, 2001.

     During the nine months ended September 30, 2001, the company issued warrants for 3.1 million shares of its common stock to several outside consultants to the company with exercise prices ranging from $0.093 to $0.59 per share. The company valued the warrants using the Black-Scholes option pricing model and credited additional paid-in capital and recorded a charge for consulting services for $0.4 million at September 30, 2001 and the period then ended in the accompanying consolidated financial statements.

     During the nine months ended September 30, 2001, the company issued five-year warrants to Carole Salkind to acquire an aggregate of 4.5 million shares of NCT common stock at prices ranging from $0.093 to $0.21 per share. The company valued the warrants using the Black-Scholes option pricing model and credited additional paid-in capital for $0.7 million and recorded a charge to interest expense for the amortized portion of $0.6 million in the accompanying consolidated financial statements for the nine months ended September 30, 2001. These warrants were in conjunction with new loans to NCT by Ms. Salkind. See
Note 8 - Convertible Notes for further details.

     During the nine months ended September 30, 2001, NCT issued an aggregate of 3,165,495 shares of its common stock to suppliers and consultants. See Note 10 - Common Stock Subject to Resale Guarantee for a discussion of 1,013,868 of these shares issued with a resale guarantee feature. The remaining 2,151,627 of these shares were issued without a resale guarantee feature, of which 171,429 were for future obligations totaling $60,000 and 1,980,198 were for current obligations totaling $200,000.

     During the nine months ended September 30, 2001, NCT issued 7,218,150 shares of its common stock in connection with the conversion of 767 shares of NCT's series G convertible preferred stock ("series G preferred stock") which had been issued in the first quarter of 2000. At September 30, 2001, there were no shares of series G preferred stock outstanding.

     During the nine months ended September 30, 2001, NCT issued 2,499,576 shares of its common stock in connection with the exchange of 254 shares of Pro Tech's series A convertible preferred stock, which had been issued in September 2000. In connection with the issuance, NCT recorded a decrease in the minority interest in subsidiary and an increase to additional paid-in capital of approximately $0.2 million. At September 30, 2001, there were 84 shares of Pro Tech's series A convertible preferred stock outstanding.

     During the nine months ended September 30, 2001, 597 shares of NCT Audio common stock were exchanged for 4,824,068 shares of NCT's common stock, including the 3,850,000 shares issued to NXT noted above. In connection with the exchange, the company recorded a non-cash charge of $1.5 million for the impairment of goodwill based on the valuation of NCT Audio, which is included in other (income) expense, net.

     During the nine months ended September 30, 2001, $2.5 million of Artera convertible debt principal, plus interest, was exchanged for 19,271,163 shares of NCT's common stock. At September 30, 2001, $5.1 million of convertible debt principal remained that could be either converted into Artera common stock or exchanged for NCT common stock.

     At September 30, 2001, the aggregate number of shares of NCT common stock required to be reserved for issuance upon the exercise of all outstanding options and warrants granted was 89.2 million shares. NCT is also obligated to reserve shares of its common stock for various purposes, including for issuance upon conversion of convertible preferred stock and convertible debt of NCT as well as upon exchange of common stock and debt instruments of NCT subsidiaries. An increase of 195,000,000 shares of our authorized common stock was approved at our 2001 annual meeting of shareholders on July 10, 2001. NCT has committed to issue more shares of common stock than it is authorized to issue at September 30, 2001.

     On August 10, 2000, the company's subsidiary, ConnectClearly.com, Inc., known as CCC, entered into an agreement with three accredited investors calling for the issuance of 1,000 shares of CCC common stock in consideration for $0.5 million in cash and the cancellation of promissory notes payable to two of the investors in the aggregate principal amount of $0.5 million. These CCC common shares are exchangeable for shares of NCT common stock. In the first nine months of 2001, 937 shares of CCC common stock were exchanged for 7,831,908 shares of NCT's common stock. In connection with this issuance of NCT common stock, we recorded an increase to our goodwill in CCC and an increase to our additional paid-in capital of $0.9 million.

     On February 9, 2001, in accordance with a "fill-up" provision of the agreement by which DMC Cinema acquired Theatre Radio Network, Inc., known as TRN, NCT issued an additional 2,455,248 shares of its common stock due to a decline in the trailing market price prior to the effective date of the registration of shares of our common stock issued to the TRN shareholders. The additional shares issued to the selling shareholders with respect to the fill-up provision were based upon a trailing 20-day closing bid price of $0.2508 to make up for the diminished value. The issuance of the additional shares did not affect the cost of the acquired company.

     Additional NCT shares may be required to be issued based upon future cumulative revenue of DMC Cinema pursuant to an earn-out provision of the agreement by which TRN was acquired. The TRN selling shareholders have registration rights for these additional shares. The earn-out provides as follows: if DMC Cinema has accrued revenue of at least $3.3 million between August 1, 2000 and December 31, 2001, a number of shares of NCT common stock having a value of $1.22 million based upon the trailing 20-day closing bid price on December 31, 2001 will be issued to the selling shareholders. If the accrued revenue for the period is less than $3.3 million, then the number of shares of NCT common stock to be issued would be prorated to the number (based upon the trailing 20-day closing bid price on December 31, 2001) equal to the product of $1.25 million multiplied by a fraction which is the actual accrued revenue for the period divided by $3.3 million. Further, if DMC Cinema has accrued revenue of at least $4.7 million between August 1, 2000 and June 30, 2002, an additional number of shares of NCT common stock having a value of $1.225 million based upon the trailing 20-day closing bid price on June 30, 2002 will be issued. If DMC Cinema's accrued revenue for the period is less than $4.7 million, then the number of shares to be issued will be prorated to that number of shares of NCT common stock having a value (based upon the trailing 20-day closing bid price on June 30, 2002) equal to the product of $1.25 million multiplied by a fraction which is the actual accrued revenue for the period divided by $4.7 million. The issuance of additional NCT shares of common stock pursuant to the earn-out provision would increase our cost of the acquisition, and an increase in the cost of the acquired assets would be amortized over the remaining life of the assets.

     On February 9, 2001, we issued an additional 2,863,894 shares of our common stock to the selling shareholders of Midcore Software, Inc. The number of additional shares issued to the selling shareholders was determined under a contractual fill-up provision and was based upon the closing bid price of $0.2470 to makeup for the diminished value. The issuance of the additional shares did not affect the cost of the acquired company.

12.  Commitments and Contingencies:

     NCT may have a contingent  liability arising out of a possible violation of
Section 5 of the Securities Act of 1933, as amended, known as the Securities Act, in connection with the issuance of shares of its common stock to satisfy payment obligations to some of its service providers, vendors and other third parties (each, a "Vendor"). Should a court determine that a violation of Section 5 has occurred, each Vendor may have a right for a period of one year from the date of the purchase to obtain recovery of the consideration given in connection with the purchase of common shares offered in violation of the Securities Act or, if it has already sold the stock, to sue the company for damages resulting from the purchase of common shares to the extent the net proceeds received were insufficient to cover the company's obligations to the Vendor.

     On April 12, 2001, NCT and Crammer Road cancelled the private equity credit agreement dated September 27, 2000 and finalized a new equity credit agreement. Under the September 27, 2000 credit agreement, we received $0.5 million from Crammer Road and issued Crammer Road 2.8 million shares of our common stock. The new credit agreement provides that shares of up to $50 million of our common stock may be sold to Crammer Road pursuant to put notices delivered by the company to Crammer Road. The terms of the credit agreement obligate the company to put $17 million of our common stock, known as the minimum commitment amount, to Crammer Road. The minimum commitment amount provides for the sale of NCT's common stock to Crammer Road at an accelerating discount to the market price of our common stock on the first $12 million of puts and a fixed discount to market of 10% for the remaining $5 million of committed puts by us. We estimate that the accelerating discount to the market price of our common stock on the first $12 million of puts may be up to 35% because after the initial discount of 12.5%, the discount increases each month after May 27, 2001 by 2% and our required monthly put amount may vary based upon trading volume of our common stock. In exchange for the first $17 million of our shares under the minimum commitment amount, Crammer Road is obliged to deliver to us 12,000 shares of common stock of DMC NY and cash in the aggregate amount of $3.0 million. There is no independent valuation to support the fair market value of DMC NY. The company's Board of Directors has made a determination that the agreed upon price for DMC NY is fair. Monthly put notices were required to have been delivered commencing October 1, 2001, although NCT has made no such deliveries to date. Each monthly put notice up to the $17 million shall specify a put amount equal to the lesser of $2.5 million or 150% of the weighted average volume for the common stock for the 20 trading days preceding the put notice. The terms of the new credit line further provide that we may elect to put up to an additional $33 million of our common stock to Crammer Road (at a fixed discount to market of 10%) for cash to finance our working capital needs. Each put notice which we elect to deliver to Crammer Road beyond the minimum commitment amount shall specify a put amount equal to the lesser of $2.0 million or 150% of the weighted average volume for the common stock for the 20 trading days preceding the put notice. The issuance and sale of our shares of common stock under this credit agreement will have an immediate dilutive effect on existing holders of our common stock. We issued a warrant to Crammer Road for 250,000 shares of our common stock with an exercise price of $0.14 per share. The warrant for 250,000 shares (with an exercise price of $0.34 per share) issued to Crammer Road under the September 27, 2000 credit agreement was cancelled. Furthermore, for each $0.1 million of our common stock sold under the new credit line, Crammer Road is entitled to an additional warrant for 1,000 shares of our common stock at an exercise price per share equal to 100% of the average of the closing prices of our common stock for 20 trading days prior to issuance of the warrant. To date, the company has not sold any shares of its common stock under this agreement. We are required to file a registration statement on Form S-1 registering for resale no less than 125% of the number of shares of our common stock that are issuable pursuant to the minimum commitment amount under the credit line. The resale registration statement covering these credit line shares was required to have been effective by September 15, 2001. However, because no put notices have yet been delivered by NCT to Crammer Road, NCT has not incured any liability as a result of the passage of that date. Additionally, if we fail to issue and deliver shares for the minimum commitment amount during the commitment period, which terminates 18 months after the commitment period begins, NCT is obligated to pay Crammer Road in immediately available funds an amount equal to the product of (i) the minimum commitment amount, less the aggregate value of shares of our common stock actually delivered to Crammer Road under the credit line and
(ii) the then applicable discount.

     On May 4, 2001, NCT Video and ViewBeam Technology, L.L.C., formerly known as Advanced Display Technologies, L.L.C., entered into a Product Development and Licensing Agreement, known as the Agreement, that modifies the September 28, 2000 Product Development and License Agreement, known as the Previous Agreement, entered into between the parties. Some of the provisions of the Previous
Agreement remain in effect. The Agreement does not materially modify or change the "development fee" to be paid by NCT Video but does modify the specifications of the product design and the field of use to which the September 28, 2000 exclusive license was granted.

     In May 2001, we signed a letter of intent to acquire one half of the capital stock of Digital Compact Classics, Inc., known as DCC, in exchange for a license to DCC to offer Sight & Sound(TM) distributed media service in the Los Angeles area. Under the letter of intent, Wells Investment Group plans to lead a group of investors to contribute $12 million to DCC to develop the Los Angeles area for DMC in exchange for 40% of DCC's equity. The structure of this transaction is being negotiated. We hope to close on this transaction late in the fourth quarter of 2001.

     On February 28, 2001, Artera entered into a letter of intent with CompuHelp Technologies, Inc., a national Internet service provider (ISP) based in the New York metropolitan area. By the terms of the letter of intent, Artera would acquire CompuHelp by purchasing from CompuHelp's two sole shareholders all of the outstanding capital stock of CompuHelp in consideration for $0.5 million in cash and $1.0 million in aggregate stated value of Artera series A convertible preferred stock. Artera would also agree to assume up to $0.1 million of CompuHelp's bank debt. In addition, if CompuHelp's ISP business reached revenue and gross margin targets in the eight quarters following closing, up to an additional $2.0 million of Artera series A convertible preferred stock would be issuable to CompuHelp's two selling shareholders. The letter of intent remained exclusive until April 30, 2001. On July 12, 2001, the letter of intent to acquire CompuHelp expired.

13.  Business Segment Information:

     Management views the company as being organized into three business operating segments: Media, Communications and Technology. The Other operating segment is used to reconcile the reportable segment data to the consolidated financial statements and is segregated into two categories, Other-corporate and Other-consolidating.

     Other-corporate consists of items maintained at the company's corporate headquarters and not allocated to the segments. This includes most of the company's debt and related cash and equivalents and related net interest expense, some litigation liabilities and non-operating fixed assets. Also included in the components of revenues attributed to Other-corporate are license fees and royalty revenues from subsidiaries which are offset (eliminated) in the other-consolidating column. Other-consolidating consists of items eliminated in consolidation, such as intercompany revenues.

     During the nine months ended September 30, 2001, no geographic information for revenues from external customers or for long-lived assets is disclosed as our primary market and capital investments, were concentrated in the United States.


     Reportable segment data for the three and nine-month period ended September 30, 2001 and September 30, 2000, is as follows (in thousands):

                                                                                     Segment
                                                 -----------------------------------------------------------------------------------
                                                                                    Reportable -------- Other -------------  Grand
                                                  Media   Communications Technology  Segments  Corporate      Consolidating  Total
                                                 -----------------------------------------------------------------------------------
   For the three months ended September 30, 2001:
   License Fees and Royalties                    $   868  $        685   $     173  $   1,726  $     38       $         (5) $ 1,759
   Other Revenue - External                           32         1,274           -      1,306         -                  -    1,306
   Other Revenue - Other Operating
     Segments                                         38           184           -        222         -               (222)       -
   (Loss) Income before cumulative effect of
     accounting change                            (4,186)       (3,625)       (172)    (7,983)     (540)               465   (8,058)
   Cumulative effect of accounting change               -            -           -          -         -                  -        -
   Net (Loss) Income                              (4,186)       (3,625)       (172)    (7,983)     (540)               465   (8,058)

   For the three months ended September 30, 2000:
   License Fees and Royalties                    $ 1,333  $      2,791   $   3,550  $   7,674  $  4,870       $     (5,228) $ 7,316
   Other Revenue - External                          484           336           -        820         -               (127)     693
   Other Revenue - Other Operating
     Segments                                        105            11           -        116         -               (116)       -
   (Loss) Income before cumulative effect of
     accounting change                              (128)       (2,473)      3,563        962     7,116             (4,438)   3,640
   Cumulative effect of accounting change              -             -           -          -         -                  -        -
   Net (Loss) Income                                (128)       (2,473)      3,563        962     7,116             (4,438)   3,640



                                                                                     Segment
                                                 -----------------------------------------------------------------------------------
                                                                                    Reportable -------- Other -------------  Grand
                                                  Media   Communications Technology  Segments  Corporate      Consolidating  Total
                                                 -----------------------------------------------------------------------------------
   For the nine months ended September 30, 2001:
   License Fees and Royalties                    $ 2,076  $      1,894   $   1,656  $   5,626  $ 10,111       $    (10,027) $ 5,710
   Other Revenue - External                        1,076         3,586           -      4,662         -                  -    4,662
   Other Revenue - Other Operating
     Segments                                        441           605           -      1,046         -             (1,046)       -
   (Loss) Income before cumulative effect of
     accounting change                            (8,619)      (10,591)       (356)   (19,566)    5,244             (9,053) (23,375)
   Cumulative effect of accounting change              -        (1,582)          -     (1,582)        -                  -   (1,582)
   Net (Loss) Income                              (8,619)      (12,173)       (356)   (21,148)    5,244             (9,053) (24,957)
   Segment Assets                                 38,080        29,833       1,687     69,600    17,255            (44,825)  42,030

   For the nine months ended September 30, 2000:
   License Fees and Royalties                    $ 1,724  $      2,825   $   3,550  $   8,099  $  5,853       $     (6,046) $ 7,906
   Other Revenue - External                          696           961           -      1,657         -               (151)   1,506
   Other Revenue - Other Operating
     Segments                                        131           434           -        565         -               (565)       -
   (Loss) Income before cumulative effect of
     accounting change                            (4,025)       (3,086)      3,349     (3,762)    2,305             (4,309)  (5,766)
   Cumulative effect of accounting change              -             -           -          -         -                  -        -
   Net (Loss) Income                              (4,025)       (3,086)      3,349     (3,762)    2,305             (4,309)  (5,766)
   Segment Assets                                 15,225        29,246       6,645     51,116     6,322            (19,502)  37,936

MEDIA:

     NCT Audio Products, Inc.:

     NCT Audio is engaged in the design, development and marketing of products, which utilize innovative flat panel transducer technology. The products offered by NCT Audio include the Gekko(TM) flat speaker and ArtGekko(TM) printed grille collection. The Gekko(TM) flat speaker is marketed primarily to the home audio market, with potential in other markets, including the professional audio systems market, the automotive audio aftermarket, the aircraft industry, other transportation markets and multimedia markets. The principal customers include Distributed Media Corporation, end-users, automotive original equipment manufacturers and manufacturers of integrated aircraft cabin management systems.

     Distributed Media Corporation International Ltd.:

     DMCI utilizes advanced information and communications technologies to manage a worldwide network of place-based Sight & Sound(TM) microbroadcasting systems used in the delivery of audio and billboard advertising along with high-quality ambient music to a variety of retail and professional venues. This global network is controlled from one central location in the U.S.

     Distributed Media Corporation:

     DMC provides place-based broadcast and billboard advertising through a microbroadcasting network of Sight & Sound(TM) systems within commercial/professional settings. The Sight & Sound(TM) systems consist of flat panel transducer-based speakers (provided by NCT Audio), a personal computer containing DMC's Sight & Sound(TM) DBSS software, telephone access to the Internet, amplifiers and related components. The DBSS software schedules advertisers' customized broadcast messages, which are downloaded via the Internet, with the respective music genre choice to the commercial/professional establishments. DMC will develop private networks for large customers with multiple outlets such as large fast food chains and retail chains. Systems are currently being deployed to retail environments.

     DMC Cinema, Inc.:

     DMC Cinema provides entertainment audio programming in multiplex cinemas nationwide. We produce content that includes a mix of music, trivia, public service announcements and audio advertisements (radio type advertisements). DMC Cinema is dependent on advertising placements to achieve revenues. Theaters do not pay for advertising or the CDs presently used; rather, advertisers pay. We have employees who write script, organize music and place the advertisements in a radio type format. The audio programming is sent to the theaters via CD mailings on a periodic basis. All programming now being delivered to theaters will be converted to the Sight & Sound(TM) system which allows for remote delivery of programming and advertising to all sites, improving efficiency and enabling the quick execution of programming changes. The Sight & Sound(TM) system also continuously adjusts audio volume based on background noise so that the audio is maintained at a foreground level.

     DMC HealthMedia, Inc.:

     DMC HealthMedia is targeting the installation of Sight & Sound(TM) systems to hospital waiting rooms, cafeterias and doctors' lounges.

COMMUNICATIONS:

     NCT Hearing Products, Inc.:

     NCT Hearing designs, develops and markets active noise reduction headset products to the communications headset and telephony headset markets. Its product lines include the NoiseBuster(R) and ProActive(R) product lines. The NoiseBuster products consist of the NoiseBuster Extreme!(TM), a consumer headset, the NB-PCU, a headset used for in-flight passenger entertainment systems; and communications headsets for cellular, multimedia and telephony functions. The ProActive products consist of noise reduction headsets and communications headsets for noisy industrial environments. The majority of NCT Hearing's sales are in North America. Principal customers consist of end-users, retail stores, original equipment manufacturers and the airline industry.

     Pro Tech Communications, Inc.:

     Pro Tech Communications, Inc., an 82%-owned subsidiary of NCT Hearing Products, Inc. acquired in September 2000, is a provider of telemarketing services and proprietary products and services to call centers. The principal activity of Pro Tech is the design, development and manufacture of lightweight telecommunications headsets and new audio technologies for applications in fast-food, telephone and other commercial settings. It currently has marketing agreements with major companies in the fast-food industry and with catalog and Internet site distributors of telephone equipment, primarily in North America. Pro Tech is comprised of three business units. Pro Tech's call center operation runs a full service call center utilizing the latest customer relationship management technology, and is focused on healthcare applications. Its telecommunication system integration segment sells and installs analog, digital and Internet protocol phone systems to call centers as well as to small and medium-sized businesses. The headset products segment develops, manufactures and distributes headsets and other communications products to the call center market and fast-food markets. Pro Tech received an exclusive license from NCT Hearing for active noise reduction technology as well as ClearSpeech noise and echo cancellation technologies for use in lightweight cellular, multimedia and telephony headsets. This technology will provide differentiation for Pro Tech products.

     Noise Cancellation Technologies (Europe) Ltd.:

     The principal activity of Noise Cancellation Technologies (Europe) Ltd. is the provision of research and engineering services to the company in the field of active sound control technology. NCT Europe provides research and engineering to NCT Audio, NCT Hearing, DMC and other NCT business units as needed. NCT Europe also provides a marketing and sales support service to the company for European sales.

     Midcore Software, Inc.:

     Midcore Software, Inc., a wholly-owned subsidiary of NCT, is a developer of innovative software-based solutions that address the multitude of challenges facing businesses implementing Internet strategies. Midcore is the provider of MidPoint Internet infrastructure software which allows multiple users to share one Internet connection without degrading efficiency and provides on-demand connections, a software router, a high-performance shared cache, content control, scheduled retrieval of information and e-mail and usage accounting. Midcore sales are derived from North America and Europe. Midcore sells the MidPoint product through a network of resellers as well as on the Internet. The latest version of the product, MidPoint 5.0, became available in June 2001. MidPoint 5.0 has been enhanced with an integrated ultra-secure firewall, SoftHost(TM) distributed web hosting, major additions to its integrated e-mail server and management features, improved support for broadband connections, failed line detection with automatic backup, support for Microsoft's virtual private network, enhanced connection management for digital, analog, cable, T1 and E1 lines, enhanced content control/site blocking and many more useful features. MidPoint is available for a one-time license fee with prices starting at $79 or as a subscription service with monthly fees as low as $9.99.

     ConnectClearly.com, Inc.:

     ConnectClearly was established for the purpose of developing technology for the telecommunications market and in particular the hands-free market. The technology includes ClearSpeech(R)-Acoustic Echo Cancellation and ClearSpeech(R)-Compression and Turbo Compression and ClearSpeech(R) Adaptive Speech Filter(R). ClearSpeech-Acoustic Echo Cancellation removes acoustic echoes in hands-free full-duplex communication systems. Applications for this technology are cellular telephony, audio and video teleconferencing, computer telephony and gaming and voice recognition. ClearSpeech-Compression maximizes bandwidth efficiency in wireless, satellite and intranet and Internet transmissions and creates smaller, more efficient voice files while maintaining speech quality. Applications for this technology are intranet and Internet telephony, audio and video conferencing, personal computer voice and music, telephone answering devices, real-time multimedia multitasking, toys and games and playback devices. ConnectClearly products include the ClearSpeech-Microphone and the ClearSpeech-Speaker. The majority of ConnectClearly's sales are in North America. Principal markets for ConnectClearly are the telecommunications industries and principal customers are original equipment manufacturers, system integrators and end-users.

     Communications Division:

     The  Communications   division  within  NCT  Group,  Inc.  focuses  on  the
telecommunications market and in particular the hands-free market. The Communications technology include Clearspeech(R)-Acoustic Echo Cancellation and ClearSpeech(R)-Compression. Clearspeech(R)-Acoustic Echo Cancellation removes acoustic echoes in hands-free full-duplex communication systems. Applications for this technology are cellular telephony, audio and video teleconferencing, computer telephony and gaming and voice recognition. ClearSpeech(R)-Compression maximizes bandwidth efficiency in wireless, satellite and intranet and Internet transmissions and creates smaller, more efficient voice files while maintaining speech quality. Applications for this technology are intranet and Internet telephony, audio and video conferencing, PC voice and music, telephone answering devices, real-time multimedia multitasking, toys and games and playback devices. The Communications products include the ClearSpeech(R)-Microphone and the ClearSpeech(R)-Speaker. The majority of Communications' sales are in North America. Principal markets for Communications are the telecommunications industries and principal customers are original equipment manufacturers, system integrators and end-users.

     Artera Group, Inc.:

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

TECHNOLOGY:

     Advancel Logic Corporation:

     Advancel is a participant in the native Java(TM) (Java(TM) is a trademark of Sun Microsystems, Inc.) embedded microprocessor market. The purpose of the Java(TM) platform is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has been developing a family of processor cores, which will execute instructions written in both Java(TM) bytecode and C/C++ significantly enhancing the rate of instruction execution, which opens up many new applications. Potential applications consist of the next generation home appliances and automotive applications, smartcards for a variety of applications, hearing aids and mobile communications devices.

     NCT Video Displays, Inc.:

     NCT Video develops commercial video and sound applications for sublicensing to other NCT subsidiaries. NCT Video recently acquired the rights to breakthrough low cost flat panel video display technology. DMCI will use this technology to cost effectively deliver both moving and static images as part of its Sight & Sound(TM) microbroadcasting system.

14.  Subsequent Events:

     On October 25, 2001, NCT reduced the exercise price of an October 26, 2000 warrant issued to Libra Finance S.A. as to 5.0 million shares of our common stock from $0.32 to $0.08 per share. On or about October 25, 2001, Libra Finance paid us $400,000 for the exercise of these 5.0 million warrant shares. Additionally, Libra Finance was issued a warrant to purchase up to 20.0 million shares of our common stock at $0.09 per share. We are obligated to register the shares of common stock underlying the October 25, 2001 warrant.

     On November 14, 2001, NCT reduced the exercise price on the remaining 5.0 million shares under the October 26, 2000 Libra Finance warrant from $0.32 to $0.08. Exercise as to all or some of those 5.0 million shares is expected soon.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

Caution Concerning Forward-Looking Statements

     This   report   on  Form  10-Q   contains   statements   which   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. NCT operates in a highly competitive and rapidly changing environment and business segments that are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenues to sustain our current level of operation; introduce, on a timely basis, new products; continue its current level of operations to support the fees associated with NCT's patent portfolio; maintain satisfactory relations with its customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how, inventions and other secret or unprotected intellectual property. NCT's actual results could differ materially from management's expectations because of changes in these factors. New risk factors can arise and it is not possible for management to predict all of these risk factors, nor can it assess the impact of all of these risk factors on the company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

     All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

General Business Environment

     The company's operating revenues are comprised of technology licensing fees and royalties, product sales, advertising/media revenue and engineering and development services. Operating revenues for the nine months ended September 30, 2001 consisted of approximately 55.1% in technology licensing fees and royalties, 34.0% in product sales, 9.9% in advertising/media revenue, and 1.0% in engineering and development services.

     NCT continued its practice of marketing its technology through licensing to third parties for fees, generally by obtaining technology license fees when initiating joint ventures and alliances with new strategic partners, and subsequent royalties. The company has entered into a number of alliances and strategic relationships with established firms for the integration of its technology into products. The speed with which the company can achieve the commercialization of its technology depends, in large part, upon the time taken by these firms and their customers for product testing and their assessment of how best to integrate the company's technology into their products and manufacturing operations. While the company works with these firms on product testing and integration, it is not always able to influence how quickly this process can be completed. Presently, NCT is selling products through several of its alliances, including: Siemens is buying and contracting with the company to install quieting headsets for patient use in Siemens' magnetic resonance imaging machines; Ultra is installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft; Oki is integrating ClearSpeech(R) algorithm into large scale integrated circuits for communications applications; and BE Aerospace and Long Prosper are providing NoiseBuster(R) components for United Airlines' and five other international carriers' comprehensive in-flight entertainment and information systems.

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

     Management believes that currently available funds will not be sufficient to sustain NCT through the first quarter of 2002. Such funds consist of available cash and the funding derived from technology licensing fees, royalties, product sales and engineering and development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development revenue, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales, and engineering and development services are not realized, then management believes additional working capital financing must be obtained. There is no assurance any financing is or would become available. (Refer to "Liquidity and Capital Resources" below and to Note 1 - Basis of Presentation for a further discussion relating to continuity of operations.)

     In 2001, the company entered into certain transactions, which provided additional funding. These transactions included the issuance of secured convertible notes; the Pro Tech Communications, Inc. series B convertible preferred stock private placement; the Artera Group, Inc. series A convertible preferred stock private placement; receipt of the NXT, plc ordinary shares in the reorganization of our existing cross-licensing agreements; issuance of shares of common stock in lieu of the cash owed to suppliers and consultants to settle certain obligations of the company; and private placements of shares of common stock. All of these transactions are described in greater detail below under "Liquidity and Capital Resources," and in Note 8 - Convertible Notes and
Note 11 - Capital Stock.

RESULTS OF OPERATIONS

     Three months ended September 30, 2001 compared to three months ended September 30, 2000

     Total revenues for the three months ended September 30, 2001 were $3.1 million compared to $8.0 million for the same period in 2000, a decrease of $5.0 million or 62.5%.

     Technology licensing fees and royalties were $1.8 million in the three months ended September 30, 2001 as compared to $7.3 million for the same period in 2000, a decrease of $5.5 million. During the three months ended September 30, 2001, $1.4 million of license fee revenue is a result of our recognition of deferred revenue in accordance with SAB 101, including $0.5 million as a result of the NXT transaction. The 2000 period included $3.6 million of license fee revenue from Infinite Technology Corporation in connection with a license agreement for Advancel's Java(TM) Turbo-J technology and $2.5 million of license fee revenue from Pro Tech.

     NCT continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines and other carriers. NCT recognized approximately $0.1 million in royalty revenue during the three months ended September 30, 2001 compared to $0.5 million during the same prior year period. NCT recognized royalty revenues based upon periodic reports submitted by the royalty obligors and believes the decrease in royalty revenue is attributable to the timing of the receipt of royalty reports and an economic slowdown in the communications sector in which Oki operates. Royalties from these and other licensees are expected to account for a greater share of NCT's revenue in future periods.

     For the three months ended September 30, 2001, product sales were $1.2 million compared to $0.4 million for three months ended September 30, 2000, an increase of $0.8 million or 200%, primarily due to the impact of acquisitions. Excluding the effect of acquisitions, product sales decreased approximately $0.2 million, or 50%, due to declines in sales of communications products, particularly the ClearSpeech(R) product line and sales of NCT Audio products, particularly Gekko(TM) flat speakers. The decline in sales of communications products is attributable to an economic downturn in that sector. The decrease in speakers sold by NCT Audio was due to a lack of promotional effort and the lack of available inventory in the sizes demanded. The lack of available inventory in the necessary product mix is not expected to continue as we replenish our supply. We expect stronger sales of Gekko(TM) flat speakers by NCT Audio as DMC installs its Sight & Sound locations.

     Gross profit margin on product sales, as a percentage of product revenues, increased to 36.2% for the three months ended September 30, 2001 primarily due to acquired companies compared to (5.5)% for the three months ended September 30, 2000. Excluding the effect of the acquisitions, the improvement in product gross margin was due primarily to lower product royalty expense in the three months ended September 30, 2001 compared to the same prior year period when fixed minimum royalty expenses were required to be recognized in accordance with our royalty arrangements with outside firms selling our products.

     Advertising/media   revenues  were  $22,000  for  the  three  months  ended
September 30, 2001 compared to $0.2 million for the same period in 2000. Advertising/media revenues are derived from the sale of audio and visual advertising in the Sight & Sound locations and in theaters. Advertisers pay us in cash or other consideration such as marketable securities and include advertising agencies, Internet media companies, a music promoter and a financial planning entity. Cost of advertising/media revenue was $(0.1) million for the three months ended September 30, 2001 compared to $0.4 million for the same period in 2000.

     For the three months ended September 30, 2001, selling, general and administrative expenses totaled $5.0 million as compared to $2.7 million for the three months ended September 30, 2000, an increase of $2.3 million or 85.2%, primarily due to higher compensation, depreciation and amortization expenses and costs attributable to acquired companies. Our selling, general and administrative expenses include compensation which generally comprises from 36% to 50% of the total; professional fees and expenses, including legal services; non-cash depreciation and amortization; marketing and promotional costs; and travel, among other costs. We expect higher selling, general and administrative expenses in fiscal 2001 primarily due to the full year impact of the companies acquired in fiscal 2000 and the effect of salary increases.

     Total costs and expenses included non-cash expenditures of: (i) depreciation and amortization of $0.8 million in the three months ended September 30, 2001 and $0.5 million in the same period in 2000; (ii) interest expense of $1.5 million in the three months ended September 30, 2001 primarily due to amortization of OID of $0.8 million, amortization of beneficial conversion feature in convertible debt of $0.2 million and accrued costs on certain convertible debt issued by the company of $0.1 million and zero during the same period in 2000; and (iii) realized loss on marketable securities deemed other-than-temporary of $0.1 million, a realized warrant fair value adjustment of $0.2 million and a $2.9 million realized loss on sale of trading securities in the three months ended September 30, 2001 and zero during the same period in 2000.

     Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

     For the nine months ended September 30, 2001, total revenues amounted to $10.4 million, compared to $9.4 million for nine months ended September 30, 2000, or a decrease of 1.1%.

     Technology licensing fees and royalties decreased to $5.7 million in the first nine months of 2001 as compared to $7.9 million for the same period in 2000, a decrease of $2.2 million. During the nine months ended September 30, 2001, $3.8 million of license fee revenue is primarily a result of our recognition of deferred revenue in accordance with SAB 101, including $1.1 million as a result of the NXT transaction and $1.7 million of license fee revenue generated from the 2000 Infinite Technology Corporation license agreement  for  Advancel's  Java(TM)  Turbo-J  technology.  The  amount for 2000 included $3.6 million of license fee revenue from Infinite Technology Corporation and $2.5 million of license fee revenue from Pro Tech.

     NCT continues to realize royalties from other existing licensees including Ultra, Oki and suppliers to United Airlines and other carriers. NCT recognized approximately $0.2 million in royalty revenue during the nine months ended September 30, 2001 compared to $0.7 million during the same prior year period. NCT recognizes royalty revenues based upon periodic reports submitted by the royalty obligors and believes the decrease in royalty revenue is attributable to the timing of the receipt of royalty reports and an economic slowdown in the communications sector in which Oki operates. Royalties from these and other licensees are expected to account for a greater share of NCT's revenue in future periods.

     For the nine months ended September 30, 2001, product sales were $3.5 million compared to $1.2 million for nine months ended September 30, 2000, an increase of $2.3 million or 191.7%, of which $2.8 million was due to the impact of acquisitions. Excluding the effect of acquisitions, product sales decreased approximately $0.5 million, or 41.7%, due to declines in sales of communications products, particularly the ClearSpeech(R) product line and sales of NCT Audio products, particularly Gekko(TM) flat speakers. The decline in sales of communications products is attributable to an economic downturn in that sector. The decrease in speakers sold by NCT Audio was due to a lack of promotional effort and the lack of available inventory in the sizes demanded. The lack of available inventory in the necessary product mix is not expected to continue as we replenish our supply. We expect stronger sales of Gekko(TM) flat speakers by NCT Audio as DMC installs its Sight & Sound locations.

     Gross profit margin on product sales, as a percentage of product revenues, increased to 48.4% for the nine months ended September 30, 2001 primarily due to acquired companies compared to (16.8)% for the nine months ended September 30, 2000. Excluding the effect of the acquisitions, the improvement in product gross margin was due primarily to lower product royalty expense in the nine months ended September 30, 2001 compared to the same prior year period when fixed minimum royalty expenses were required to be recognized in accordance with our royalty arrangements with outside firms selling our products.

     Advertising/media revenues were $1.0 million for the nine months ended September 30, 2001 compared to $0.2 million for the same period in 2000. Advertising/media revenues are derived from the sale of audio and visual advertising in the Sight & Sound locations and in theaters. Advertisers pay us in cash or other consideration such as marketable securities and include advertising agencies, Internet media companies, a music promoter and a financial planning entity. Cost of advertising/media revenue was $0.2 million for the nine months ended September 30, 2001 compared to $0.4 million for the same period in 2000. These costs include the commissions paid to advertising representative companies and agencies and communication expenses related to the Sight & Sound locations.

     For the nine months ended September 30, 2001, selling, general and administrative expenses totaled $14.2 million as compared $5.4 million for the nine months ended September 30, 2000, an increase of $8.8 million or 163.0%, primarily due to higher compensation, depreciation and amortization expenses, and costs attributable to acquired companies. Our selling, general and administrative expenses include compensation which generally comprises from 36% to 50% of the total; professional fees and expenses, including legal services; non-cash depreciation and amortization; marketing and promotional costs; and travel, among other costs. We expect higher selling, general and administrative expenses in fiscal 2001 primarily due to the full year impact of the companies acquired in fiscal 2000 and the effect of salary increases.

     Research and development expenditures increased to $5.3 million for the nine-month period ended September 30, 2001 compared to $3.4 million for the nine-month period ended September 30, 2000. NCT continues to believe that a strong commitment to research and development is required to drive long-term growth. However, in the short-term, the company does not expect research and development expenditures in 2001 to be significantly higher than in 2000. NCT issued shares of its common stock having a market value of $3.0 million to ITC as prepaid research and engineering costs during 2000. Expense of approximately $1.7 million for the outsourcing of research and development to ITC was recorded for the nine months ended September 30, 2001.

     Included in NCT's total costs and expenses were non-cash  expenditures  of:
(i) depreciation and amortization of $2.2 million in the nine months ended September 30, 2001 and $1.3 million in the same period in 2000; (ii) impairment of goodwill of $1.5 million in the nine months ended September 30, 2001 and $3.1 million during the same period in 2000; (iii) interest expense, net of $4.3 million in the nine months ended September 30, 2001 due primarily to amortization of OID of $2.2 million, amortization of beneficial conversion feature in convertible debt of $0.4 million and accrued interest on certain convertible debt issued by the company of $0.4 million and $1.0 million during the same period in 2000 due to a beneficial conversion feature in connection with a convertible note; and (iv) realized loss on marketable securities deemed other-than-temporary of $3.1 million, a realized warrant fair value adjustment of $1.2 million and a $2.3 million realized loss on sale of trading securities in the nine months ended September 30, 2001 and zero during the same period in 2000. The impairment of goodwill is based upon an independent valuation performed in 1999 of NCT's majority-owned subsidiary, NCT Audio, and continuing operating losses incurred in 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

     NCT has incurred substantial losses from operations since its inception, which have been recurring and amounted to $166.8 million on a cumulative basis through September 30, 2001. These losses, which include the costs for development of products for commercial use, have been funded primarily from:

o    the sale of our and our subsidiaries' common stock;
o the sale of our and our subsidiaries' preferred stock convertible into our common stock;
o the sale of our and our subsidiaries' debt instruments convertible into our common stock;
o    technology licensing fees;
o    royalties;
o    product sales;
o    advertising revenues; and
o engineering and development funds received from strategic partners and customers.

     Management believes that currently available funds will not be sufficient to sustain NCT through the first quarter of 2002. Such funds consist of available cash and the funding derived from our revenue sources: technology licensing fees and royalties, product sales, advertising and engineering development revenue. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of realization of funding from our revenue sources, all of which are presently uncertain. In the event that our revenues are not realized as planned, then management believes additional working capital financing must be obtained through the private placement or public offering of additional equity of NCT or its subsidiaries in the form of common stock, convertible preferred stock and/or convertible debt. Proceeds from sales of our subsidiaries' securities are used primarily for the benefit of the issuing subsidiary. There is no assurance that any of these financings are or would become available.

     There can be no  assurance  that  sufficient  funding  will be  provided by technology license fees, royalties, product sales, advertising revenue and engineering and development revenue. In that event, NCT would have to substantially reduce its level of operations. These reductions could have an adverse effect on NCT's relationships with its customers and suppliers. Uncertainty exists with respect to the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at September 30, 2001 about NCT's ability to continue as a going concern.

     We recently entered into financing transactions because internally generated funding sources were insufficient. These financing transactions are described above in the notes to the condensed consolidated financial statements. Other transactions entered into by NCT to fund its business pursuits during 2001 are also described in the notes to the condensed consolidated financial statements.

     At September 30, 2001, the company's cash and cash equivalents (which are highly liquid investments with an original maturity of 3 months or less) aggregated $1.0 million. NCT's working capital deficit was $(30.8) million at September 30, 2001, compared to a deficit of $(9.7) million at December 31, 2000. This $21.1 million increase in working capital deficit was primarily due to a deficit attributable to the acquisition of the Web Factory of $(3.5) million, the issuance of convertible notes in the nine months ended September 30, 2001 and an increase in accounts payable and accrued expenses. NCT's current ratio was 0.21 to 1 at September 30, 2001 compared to 0.58 to 1 at December 31, 2000.

     During the second quarter of 2001 the company recorded the receipt of the $9.2 million of NXT ordinary shares received in the NXT arrangement. During the nine months ended September 30, 2001, the company, upon sale of all 2 million ordinary shares, received $6.9 million in cash proceeds, net of fees and expenses. Under the new NXT agreements, the company has a requirement to apply at least 66% of the proceeds received from the sale of these shares to the development of the business of Distributed Media Corporation. The company realized a loss of approximately $2.3 million from the sale of the NXT ordinary shares, which is included in other (income) expense, net in the company's consolidated statements of operations for the nine-month period ended September 30, 2001.

Operating Activities

     Net cash used in operating activities for the nine months ended September 30, 2001 and 2000 was $8.9 million and $7.3 million, respectively.

     Our net accounts receivable decreased to $1.2 million at September 30, 2001 from $5.5 million at December 31, 2000. The decrease in net accounts receivable was due to the collection of amounts due from license agreements entered into during 2000 and a decline in the company's entering into new technology license agreements in the first half of 2001 compared to the second half of 2000 in all segments. The company expects net accounts receivable to decline during 2001 as compared to December 31, 2000 levels as a result of its ongoing efforts to improve accounts receivable management.

     Our net inventory level remained the same at $2.2 million. The company's inventory turns (using the cost-of-sales calculation method) decreased to 0.5 times at September 30, 2001 from 0.9 times at December 31, 2000. The company expects inventory levels to decrease and inventory turns to increase during 2001 as compared to December 31, 2000 levels as it continues to improve its supply-chain management and meet the anticipated demand of its new products introduced during the third quarter of 2001. Inventory management continues to be an area of focus as the company balances the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

     Research and development expenditures increased to $5.3 million for the nine-month period ended September 30, 2001 compared to $3.4 million for the nine-month period ended September 30, 2000. The company is beginning to reap the benefits of its previous research and development expenditures as it deploys their result in revenue generating activities. The company continues to believe that a strong commitment to research and development is required to drive long-term growth. However, in the short-term, the company does not expect research and development expenditures in 2001 to be significantly higher than in 2000.

     To improve its future operating cash flow, the company implemented substantial cost reduction and product simplification plans in 2000 that are continuing in 2001. These plans involve the evaluation and restructuring of unprofitable product offerings, including some telephony products, and the consolidation of various duplicate selling and general and administration expenses due to the acquisitions made in 2000.

Investing Activities

     The most significant  components of the company's investing activities are:
(i) capital expenditures; (ii) strategic acquisitions of, or investments in, other companies; and (iii) proceeds from dispositions of investments.

     Net cash provided by investing activities was $4.3 million for the nine-month period ended September 30, 2001, as compared to $0.1 million in net cash provided by investing activities for the nine-month period ended September 30, 2000. The net cash provided by investing activities for the nine-month period ended September 30, 2001 was primarily due to proceeds received from dispositions of investments in marketable securities of NXT, partially offset by capital expenditures and investments.

     Capital expenditures for the nine-month period ended September 30, 2001 consumed $1.5 million, compared to $0.1 million for the nine-month period ended September 30, 2000. For the nine-month period ended September 30, 2001, the most significant capital expenditures related to the purchase of property and equipment and leasehold improvements of approximately $1.3 million. The company anticipates making additional investments during the remainder of 2001.

     For the nine-month period ended September 30, 2001, the company received $6.9 million in cash proceeds from the sale of NXT ordinary shares, net of fees and expenses. Under the new NXT agreements, the company has a requirement to apply at least 66% of the proceeds received from the sale of these shares to the development of the business of Distributed Media Corporation. The company realized a loss of approximately $2.3 million from the sale of the NXT ordinary shares which is included in other (income) expense, net in the company's consolidated statements of operations for the nine-month period ended September 30, 2001.

     In addition to available cash and cash equivalents, the company views its available-for-sale securities as additional sources of liquidity. At September 30, 2001 and December 31, 2000, the company's available-for-sale securities had approximate fair market values of $1.0 million and $5.1 million, respectively. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility, and, in general, suffered a decline during the first nine months of 2001. In addition, the realizable value of these securities is subject to market and other conditions. The company may sell a portion of these available-for-sale securities during the fourth quarter of 2001.

Financing Activities

     The most significant  components of the company's financing activities are:
(i) proceeds from the sale of convertible preferred stock; and (ii) proceeds from the issuance of convertible debt securities.

     Net cash provided by financing activities was $4.5 million for the nine-month period ended September 30, 2001, as compared to $6.3 million for the nine-month period ended September 30, 2000. The cash provided by financing activities for the nine months ended September 30, 2001 was primarily due to the issuance and sale of convertible notes.

     At September 30, 2001, the company's short-term debt was $15.0 million, net of original issue discounts of approximately $1.9 million, (principally comprised of $13.7 million of face value of outstanding convertible notes and $3.2 million of outstanding notes payable), compared to $4.7 million of short-term debt at December 31, 2000.

     On January 9, 2001, the company received aggregate net proceeds of $0.6 million from the issuance and sale of $5.0 million of 6% convertible notes due January 9, 2002. These proceeds were used for general corporate purposes.

     On February 13, 2001, the company received net proceeds of $0.5 million from the issuance and sale of a $0.5 million convertible note. These proceeds were used for general corporate purposes.

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

     On April 12, 2001, the company received aggregate net proceeds of $0.5 million from the issuance and sale of a $0.5 million 8% convertible note due December 31, 2001. These proceeds were used for general corporate purposes.

     On May 25, 2001, the company received aggregate net proceeds of $0.3 million from the issuance and sale of $0.4 million of 6% convertible notes due May 25, 2002. These proceeds were used for general corporate purposes.

     On June 29, 2001, the company received aggregate net proceeds of $0.7 million in cash and a receivable of $0.3 million, which has been collected, from the issuance and sale of $1.25 million of 6% convertible notes due June 29, 2002. These proceeds were used for general corporate purposes.

     On July 30, 2001, the company received aggregate net proceeds of $0.5 million in cash from the private placement of 500 shares of Pro Tech's series B convertible preferred stock and warrants to purchase 1,000,000 shares if its common stock. The proceeds were used by Pro Tech for general corporate purposes.

     On September 28, 2001, the company received $0.5 million proceeds in cash and a $0.5 million subscription receivable from the issuance of a convertible note aggregating $2.5 million. Such convertible note included the roll over of a convertible note dated May 14, 2001 in the amount of $1.5 million and the issuance of a warrant for 1.0 million shares of our common stock.

     The company expects that from time to time outstanding short-term debt may be replaced with new short or long-term borrowings. Although the company believes that it can continue to access the capital markets in 2001 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the liquidity of our common stock on the open market, (ii) the company's current level of short-term debt, and (iii) the company's credit ratings. In addition, many of the factors that affect the company's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of the company's control. There can be no assurances that the company will continue to have access to the capital markets on favorable terms. In April 2001, we finalized a private equity credit agreement, which may provide us funds for operating purposes, although we are currently in default under that agreement. See Note 12 - Commitments and Contingencies for further details.

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

     There were no material commitments for capital expenditures as of September 30, 2001, and no other material commitments are anticipated in the near future.

Quantitative Or Qualitative Disclosure About Market Risk

     NCT's primary market risk exposures include fluctuations in interest rates and foreign exchange rates. NCT is exposed to short-term interest rate risk on some of its obligations and trade accounts receivable sales. NCT does not use derivative financial instruments to hedge cash flows for such obligations. In the normal course of business, NCT employs established policies and procedures to manage these risks.

     Based upon a hypothetical 10 percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth of new business and the expected borrowing level of variable-rate debt, the expected effect on net income related to our financial instruments would be immaterial.

                                     PART II
                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     For discussion of legal proceedings, see Note 9 - Litigation which is included herein.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sales of Unregistered Securities.

     On July 30, 2001, Pro Tech entered into a Securities Purchase and Supplemental Exchange Rights Agreement with the company and Alpha Capital Aktiengesellschaft (the "Pro Tech Investors") to sell an aggregate value of up to $500,000 (500 shares) of Pro Tech series B convertible preferred stock ("Pro Tech preferred stock-B"). On such date Pro Tech issued and sold 500 shares of Pro Tech preferred stock-B having an aggregate stated value of $500,000. The purchaser of the 500 shares of Pro Tech preferred stock-B was Alpha Capital Aktiengesellschaft. The aggregate purchase price for the 500 shares was $500,000. Exemption from registration is claimed under Regulation D promulgated under the Securities Act. To the best of the company's knowledge and belief and in accordance with representations and warranties made by the purchaser of Pro Tech preferred stock-B, the purchaser is an "accredited investor" as defined under Regulation D. Each share of Pro Tech preferred stock-B is convertible into a number of shares of common stock of Pro Tech or exchangeable into a number of shares of common stock of the company as determined in accordance with the following formula (the "Exchange Rate"):

                   Face  value    =  Number of shares of Pro Tech or
               -----------------
                 Exchange price      NCT common stock (as applicable)

     provided that NCT shall have the option to pay the 4% Accretion accrued on each Pro Tech preferred stock-B share in either cash or cash equivalents. If NCT elects to pay the 4% Accretion accrued in cash or cash equivalents, the Exchange Rate shall be:

                  Stated value    =  Number of shares of Pro Tech or
               -----------------
                 Exchange price      NCT common stock (as applicable)

     where "Face Value" equals the Stated Value plus the 4% Accretion accrued on each share of Pro Tech preferred stock-B; and "Exchange Price" means the amount obtained by multiplying 0.8 by the lowest average of the average Closing Bid Price for the NCT Common Stock for any consecutive five (5) day trading period out of the fifteen (15) days preceding such relevant date.

     On July 30, 2001, Pro Tech issued a three-year warrant to purchase 1,000,000 shares of its common stock to Alpha Capital Aktiengesellschaft at an exercise price of $0.13 per share.

     On August 22, 2001, NCT issued a convertible note ($1,673,393 principal amount) to Carole Salkind upon the cancellation and surrender of $250,000, $250,000, $500,000 and $250,000 NCT convertible notes along with accrued interest and a default penalty.

     On August 22, 2001, NCT issued a five-year warrant for 625,000 shares of common stock to Carole Salkind, exercisable at $0.093 per share.

     On August 22, 2001, NCT issued 612,893 shares of NCT common stock to Michael J. Parrella, 171,342 shares of NCT common stock to Irene Lebovics and 215,765 shares of NCT common stock to Cy E. Hammond.

     On August 28, 2001, NCT issued 568,770 shares of NCT common stock to Interep National Radio Sales as payment for advertising service.

     On September 10, 2001, NCT issued 1,980,198 shares of NCT common stock to Tycon Equity Partners LLC as payment for consulting service.

     On September 10, 2001, NCT issued 1,000,000 shares of NCT common stock to Carole Salkind for which Ms. Salkind paid the company $93,000.

     On September 28, 2001, NCT issued a warrant for 1,000,000 shares of NCT common stock to Carole Salkind, exercisable at $0.115 per share.

     On September 28, 2001, NCT issued a convertible note ($2,535,469) to Carole Salkind in consideration of $1.0 million cash and cancellation and surrender of a $1,361,615 NCT convertible note along with accrued interest and default penalty.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     NCT's annual meeting was held July 10, 2001. The results of the vote were reported in the Form 10-Q for the quarter ended June 30, 2001.

ITEM 6.     EXHIBITS

(a)   Exhibits

   10(aa)   Subscription  Agreement  between NCT Networks, Inc. and Subscribers:
            Austost Anstalt Schaan; Balmore, S.A.; Amro International, S.A.; Nesher Ltd.; Talbiya B. Investments Ltd.; and The Gross Foundation, Inc. (collectively, Holders of Convertible Notes of NCT Networks, Inc.) dated January 9, 2001, incorporated herein by reference to
            Exhibit 10(ap) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

   10(ab) Form of Convertible Note of NCT Networks, Inc. dated January 9, 2001, incorporated herein by reference to Exhibit 10(aq) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

   10(ac) Exchange Rights Agreement among NCT Group, Inc. and Holders of Convertible Notes of NCT Networks, Inc. dated January 9, 2001, incorporated herein by reference to Exhibit 10(ar) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

   10(ad) Registration Rights Agreement among NCT Group, Inc. and Holders of Convertible Notes of NCT Networks, Inc. dated January 9, 2001, incorporated herein by reference to Exhibit 10(as) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

   10(ae) Exchange Agreement dated April 12, 2001 by and between Crammer Road LLC and NCT Group, Inc., incorporated herein by reference to Exhibit 10(at) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 10, 2001.

   10(af) Registration Rights Agreement (Exhibit A to Exchange Agreement) by and between NCT Group, Inc. and Crammer Road LLC dated as of April 12, 2001, incorporated herein by reference to Exhibit 10(av) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 10, 2001.

   10(ag) Exchange Rights Agreement dated April 12, 2001 by and between NCT Group, Inc. and Crammer Road LLC, incorporated herein by reference to Exhibit 10(aw) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 10, 2001.

   10(ah)   Private  Equity  Credit  Agreement  dated as of April 12, 2001,
            by  and  between  NCT  Group,   Inc.   and  Crammer  Road  LLC,
            incorporated   herein  by  reference  to  Exhibit   10(az) of  NCT's
            Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 10, 2001.

   10(ai)   Registration Rights Agreement (Exhibit A to Private Equity
            Credit Agreement) dated as of April 12, 2001 by and between NCT Group, Inc. and Crammer Road LLC, incorporated herein by reference to Exhibit 10(ba) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 10, 2001.

   10(aj) Framework Agreement between NXT plc, New Transducers Limited, NCT Group, Inc. and NCT Audio Products, Inc. relating to the reorganization of certain existing arrangements dated as of March 30, 2001, incorporated herein by reference to Exhibit 10(z) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

   10(ak) Registration Rights Agreement dated as of March 30, 2001 by and among NCT Group, Inc. and NXT plc, incorporated herein by reference to Exhibit 10(z)(1) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

   10(al) IP Sale Agreement dated April 11, 2001 between NCT Group, Inc., NXT plc and New Transducers Limited, incorporated herein by reference to Exhibit 10(z)(2) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

   10(am) NXT General License between the company and New Transducers Limited dated as of April 11, 2001, incorporated herein by reference to
            Exhibit 10(z)(3) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

   10(an) Letter dated April 11, 2001 amending the NXT General License dated April 11, 2001, incorporated herein by reference to Exhibit 10(z)(4) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

   10(ao) Cancellation letter between the company, NCT Audio Products, Inc., New Transducers Limited and NXT plc dated April 11, 2001 canceling the Master License Agreement dated September 27, 1997 and the New Cross License Agreement dated September 27, 1997, incorporated herein by reference to Exhibit 10(z)(5) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

   10(ap)   Subscription Agreement by and between NCT Video Displays,
            Inc. and Crammer Road LLC dated as of April 12, 2001, incorporated herein by reference to Exhibit 10(ax) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on
            May 10, 2001.

   10(aq)   Convertible   Note  of  NCT  Video   Displays,   Inc.  in
            principal amount of $500,000 dated as of April 12, 2001, incorporated herein by reference to Exhibit 10(ay) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 10, 2001.

   10(ar) NCT Group, Inc. note CR-1 in principal amount of $1,000,000 dated April 12, 2001, incorporated herein by reference to Exhibit 10(au) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 10, 2001.

   10(as) Subscription Agreement dated March 14, 2001 between the company and Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 10(bh) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 10, 2001.

   10(at) Form of Convertible Note in principal amount of $250,000 dated March 14, 2001, incorporated herein by reference to Exhibit 10(bi) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 10, 2001.

   10(au)   April  4,  2001   Subscription   Agreement  among Artera Group, Inc.
            Alpha   Capital    Aktiengesellschaft  and Amro International, S.A.,
            incorporated  herein by  reference  to Exhibit 10(bj)  of NCT's
            Registration  Statement  on Form S-1  (Registration
            No. 333-60574) filed on May 10, 2001.

   10(av) Form of Note dated April 4, 2001, incorporated herein by reference to Exhibit 10(bk) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 10, 2001.

   10(aw) Product Development and Licensing Agreement dated May 4, 2001 between NCT Video Displays, Inc. and ViewBeam Technology, L.L.C., incorporated herein by reference to Exhibit 10(bl) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed on May 21, 2001.

   10(ax) Agreement dated May 11, 2001, by and among NCT Group, Inc., Distributed Media Corporation and Production Resource Group, incorporated herein by reference to Exhibit 10(af) of NCT's Pre-effective Amendment No. 1 to Registration Statement on
            Form  S-1 (Registration  No. 333-60574) filed  on September 5, 2001.

   10(ay) Stock and Asset Purchase Agreement by and among Teltran International Group, Ltd., Internet Protocols Ltd. and NCT Networks, Inc. (now Artera Group, Inc.) dated as of January 23, 2001, incorporated by reference to Exhibit 10(ag) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(ay)(1)Side letter dated February 27, 2001, amending the January 23, 2001
            Stock and Asset Agreement, incorporated by reference to
            Exhibit 10(ag)(1) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(ay)(2)Stockholders' Agreement dated February 27, 2001 by and among NCT
            Group, Inc., NCT Networks, Inc. and the holders of Series A Preferred Stock of NCT Networks, Inc, incorporated by reference to
            Exhibit 10(ag)(2) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(az) Secured Convertible Note in principal amount of $1,361,615 dated May 14, 2001.

   10(az)(1)Warrant issued to Carole Salkind for the purchase of 500,000 shares of common stock dated May 14, 2001.

   10(ba)   Not Used.

   10(bb)   Subscription Agreement  among Artera  Group,  Inc. and  Subscribers:
            Alpha Capital Aktiengesellschaft and Amro International, S.A. dated as of May 25, 2001, incorporated by reference to Exhibit 10(aj) of NCT's Quarterly Report on Form 10-Q for the quarter ended
            June 30,  2001,  filed on August 15, 2001.

   10(bb)(1)Form of Convertible Note dated May 25, 2001, incorporated by reference to Exhibit 10(aj)(1) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(bb)(2)Exchange Rights Agreement by and among NCT Group, Inc. and the
            Holders identified on Schedule A thereto dated as of May 25, 2001, incorporated by reference to Exhibit 10(aj)(2) to NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(bb)(3)Registration Rights Agreement among NCT Group, Inc. and Holders identified on Schedule A thereto dated as of May 25, 2001, incorporated by reference to Exhibit 10(aj)(3) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(bc)   Subscription Agreement  among Artera  Group,  Inc. and  Subscribers:
            Alpha  Capital Aktiengesellschaft;  Amro  International,  S.A.;  The
            Gross Foundation, Inc.; Leval Trading, Inc.; Nesher Ltd.; and Talbiya B. Investments Ltd. dated as of June 29, 2001, incorporated by reference to Exhibit 10(ak) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(bc)(1)Form of Convertible Note dated June 29, 2001, incorporated by reference to Exhibit 10(ak)(1) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(bc)(2)Exchange Rights Agreement (Notes) by and among NCT Group, Inc. and
            Holders identified on Schedule A thereto dated as of June 29, 2001, incorporated by reference to Exhibit 10(ak)(2) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(bc)(3)Registration Rights Agreement (Notes) among NCT Group, Inc. and
            Holders identified on Schedule A thereto dated as of June 29, 2001, incorporated by reference to Exhibit 10(ak)(3) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(bd) Exchange Rights Agreement (Preferred) by and among NCT Group, Inc. and Austost Anstalt Schaan; Amro International, S.A.; Nesher Ltd.; Leval Trading, Inc.; ICT N.V.; Balmore S.A.; The Gross Foundation, Inc.; Talbiya B. Investments Ltd.; United Securities Services, Inc.; and Libra Finance, S.A. dated as of June 29, 2001, incorporated by reference to Exhibit 10(al) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(bd)(1)Registration  Rights  Agreement  (Preferred)  among NCT  Group,
            Inc. and Austost Anstalt Schaan; Amro International, S.A.; Nesher Ltd.; Leval Trading, Inc.; ICT N.V.; Balmore S.A.; The Gross Foundation, Inc.; Talbiya B.Investments Ltd.; United Securities Services, Inc.; and Libra Finance, S.A. dated as of June 29, 2001, incorporated by reference to Exhibit 10(al)(1) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(be) Securities Purchase and Supplemental Exchange Rights Agreement dated July 30, 2001 by and among Pro Tech Communications, Inc., NCT Group, Inc., and Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(am) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(be)(1)Registration Rights Agreement by and between NCT Group, Inc. and
            Alpha Capital Aktiengesellschaft dated July 30, 2001, incorporated by reference to Exhibit 10(am)(1) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   10(bf) Secured Convertible Note in principal amount of $1,673,393 dated August 22, 2001.

   10(bf)(1)Warrant issued to Carole Salkind for the purchase of 625,000 shares of common stock dated August 22, 2001.

   10(bg) Secured Convertible Note in principal amount of $2,535,469 dated September 28, 2001, incorporated herein by reference to Exhibit 10(an) of NCT's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 7, 2001.

   10(bg)(1)Warrant   issued  to  Carole   Salkind  for  the   purchase  of
            1,000,000 shares of common stock dated September 28, 2001, incorporated herein by reference to Exhibit 10(an)(1) of NCT's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 7, 2001.

   10(bh) Letter dated October 25, 2001 amending terms of October 26, 2000 warrant to Libra Finance, S.A., incorporated herein by reference to
            Exhibit 10(ao) of NCT's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 7, 2001.

   10(bh)(1)Warrant  dated  October 25, 2001 issued to Libra  Finance  S.A.
            for the purchase of 20,000,000 shares of common stock, incorporated herein by reference to Exhibit 10(ap) of NCT's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 7, 2001.

   10(bi) Letter dated November 14, 2001 amending terms of October 26, 2000 warrant to Libra Finance S.A., incorporated herin by reference to
            Exhibit 10(bg) of NCT's Form 8-K filed August 19, 2001.

   99(a) Employment Agreement by and between NCT Midcore, Inc. (now Midcore Software, Inc.) and Jerrold Metcoff, dated as of August 29, 2000, incorporated by reference to Exhibit 99(d) of NCT's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   99(b) Employment Agreement by and between NCT Midcore, Inc. (now Midcore Software, Inc.) and David Wilson, dated as of August 29, 2000, incorporated by reference to Exhibit 99(e) of NCT's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   99(c) Employment Agreement by and between Midcore Software Limited and Barry Marshall-Johnson, dated as of August 29, 2000, incorporated by reference to Exhibit 99(f) of NCT's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

   99(d) Employment Agreement by and between DMC Cinema, Inc. and Allan Martin dated August 24, 2000, incorporated by reference to
            Exhibit 99(g) of NCT's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.
 .
   99(e) Employment Agreement by and between DMC Cinema, Inc. and Robert Crisp dated August 24, 2000, incorporated by reference to
            Exhibit 99(h) of NCT's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

-----------------------------------

(b)  Form 8-K
     No Form 8-K was filed during the current reporting period.

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


Dated: November 19, 2001