Form 10-K
period 2001-12-31
NCT GROUP INC
filed 2002-04-30
CIK 722051

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number 0-18267

                                 NCT Group, Inc.
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, $0.01 par value (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes / / No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was $45,724,237 million as of April 26, 2002.

     The number of shares outstanding of the registrant's common stock is 434,737,308 as of April 26, 2002.

                                     PART I

ITEM 1.     BUSINESS.

A.   General Development of Business

     Overview

     NCT Group, Inc. (OTCBB: NCTI) is a high-tech, intellectual property development company with over 600 patents and patents pending in its portfolio. Originally a developer of active noise reduction technology and products, the company over time transitioned to the development of speech and communications applications integrating noise and echo cancellation. NCT's strong technology base of using sound and signal waves to electronically reduce noise and improve signal-to-noise ratio led to a focus on telecommunications. "NCT," "company," "we," "our," and "us" refer to NCT Group, Inc. and its subsidiaries.

     NCT's operating revenues are comprised of technology licensing fees and royalties, product sales, advertising and engineering and development services. Our total revenues for 2001 consisted of approximately 53.1% in technology licensing fees and royalties, 43.1% in product sales, 2.6% in advertising/media and 1.2% in engineering and development services. Total revenues for 2000 consisted of approximately 77.3% in technology licensing fees and royalties, 15.6% in product sales, 6.5% in advertising/media and 0.6% in engineering and development services.

     As of December 31, 2001, NCT held 644 patents and related rights and an extensive library of know-how and other non-patented technology. The revenue contribution by our business segments for 1999, 2000 and 2001 is outlined below in E. Existing Products and in Note 22 - notes to our consolidated financial statements. Our patents allow us and our subsidiaries and licensees to develop product lines which include those listed below by our business segments.

Media
-----
o  Sight & Sound(TM)place-based audio and billboard media,
o  Gekko(TM)flat speakers, frames, prints and subwoofers,

Communications
--------------
o  NoiseBuster Extreme!(R)consumer headsets,
o ClearSpeech(R)microphones, speakers, adaptive speech filters and other products,
o  an aviation headset for pilots,
o  an aircraft cabin quieting system,
o  ClearSpeech(R)corporate intranet telephone software,
o  voice communication web phone for integration into web sites,
o  MidPoint(R)Internet software, and

Technology
----------
o  Java(TM)- language based microprocessor cores.

     NCT also licenses its proprietary technology to third parties for fees and royalties. For example, of the product lines outlined above, the aircraft cabin quieting system is manufactured, marketed and distributed by one of NCT's licensees. Various NCT technologies are available for licensing including: active noise reduction; ClearSpeech(R) noise and echo cancellation algorithms; microbroadcasting technology; MidPoint(R) software; Java(TM) chip technology; and Artera Turbo(TM) technology.

     Business Segments

     We operate our business ventures out of separate subsidiaries, organized into three strategic business segments: media, communications and technology. Each of our strategic business segments is targeted to the commercialization of its own products in specific markets. The following table summarizes our business segments and our ownership of the subsidiaries and other entities in those segments as of December 31, 2001.

                                 NCT Group, Inc.
                            50% or Greater Ownership

                          Business Segment                                  % Ownership
                                                                            ------------
                                                                     Actual Fully   Diluted (a)
                                                                     -----------    -------
Media Group
  Distributed Media Corporation International Limited ("DMCI") (c)          100       100 (b)
  Distributed Media Corporation ("DMC")                                      93        93
      DMC Cinema, Inc.                                                       84        84
      DMC HealthMedia Inc.                                                  100       100
  NCT Audio Products, Inc. ("NCT Audio")                                     98        98
  NCT Video Displays, Inc. ("NCT Video")                                    100       100
Communications Group
  NCT Hearing Products, Inc.                                                100       100
      Pro Tech Communications, Inc. ("Pro Tech")                             82        17
      NCT Medical Systems, Inc.                                              90        90
  Noise Cancellation Technologies (Europe) Ltd. ("NCT Europe") (c)          100       100
  Midcore Software, Inc. ("Midcore")                                        100       100
      Midcore Software Limited (c)                                          100       100
  Artera Group, Inc. ("Artera")                                             100        50 (d)
      Artera Group International Limited ("Artera International") (c)       100       100 (e)
  ConnectClearly.com, Inc. ("ConnectClearly")                                99        94
Technology Group/Other
  Advancel Logic Corporation ("Advancel")                                    99        99
  NCT Muffler, Inc.                                                         100       100
  Chaplin Patents Holding Company, Inc.                                     100       100
  NCT Far East, Inc.                                                        100       100
  2020 Science Limited (c)                                                  100       100

Footnotes:

(a) In addition to all of the potential dilutions described in this table, under a December 20, 2001 promissory note of NCT Group, Inc. in the principal amount of $2,014,270, if any subsidiary of NCT makes a public offering of its common stock, the holder of the note, Carole Salkind, has the right to exchange all or any part of the principal amount of the note into that publicly offered common stock, at the initial public offering price thereof. No provision has been made for this exchange right in any of the subsidiaries listed, except Pro Tech Communications, Inc.

(b) Agreements exist for Distributed Media Corporation International Limited to issue an aggregate of $4,075,000 stated value of its convertible preferred stock. As of March 31, 2002, none of that preferred stock has been issued pending agreement by the parties on the terms of conversion into DMCI common stock and on the other rights of holders of the preferred stock.

(c) Denotes foreign subsidiaries.

(d) Assumes a $1.00 per share price for the Artera Group, Inc. common stock into which the outstanding Artera Group, Inc. series A preferred stock is convertible. An assumption is necessary because the conversion formula for the Artera preferred stock is based primarily on the price of Artera common stock on a public trading market, and no such market yet exists. For more about the Artera preferred stock, see "Business - O. Acquisitions and Acquisition Efforts."

(e) In settlement of its obligations to the previous owner of a portion of its business, Artera Group International Limited had expected to issue approximately 1,700,000 British pounds sterling stated value of its series A preferred stock. That stock would have been convertible into Artera International's common stock at a 20% discount to any initial listing price of the common stock. However, none of that preferred stock was issued and no agreement was reached with that previous owner regarding the precise terms of the preferred stock. On April 5, 2002, Artera International ceased its Internet service provider operations, and it is expected to be liquidated. For more about Artera International, see Note 2
- notes to our consolidated financial statements.

     Business operations for NCT's material business units during fiscal 2001 include the following:

     Distributed Media Corporation:

     Distributed Media Corporation is a media and technology company that uses proprietary digital technology in combination with advanced information technology and Internet protocol capabilities to deliver audio advertising messages integrated with CD-quality music to a variety of out-of-home and professional venues such as retail stores and hospitals. DMC provides place-based broadcast and billboard advertising through a microbroadcasting network of Sight & Sound systems. The Sight & Sound systems consist of flat panel transducer-based speakers (provided by NCT Audio) which serve as printed billboards, a personal computer containing DMC's Sight & Sound software, telephone access to the Internet, amplifiers and related components. The software schedules advertisers' customized broadcast messages, which are downloaded via the Internet, with the music genre chosen by the commercial or professional venue owner. DMC will develop private networks for large customers with multiple outlets such as large fast-food chains and retail chains and plans to deploy its Sight & Sound microbroadcasting systems through its subsidiaries and through joint ventures. DMC generates revenue from advertising sales and licensing activities.

     DMC HealthMedia Inc., a subsidiary of DMC, was formed in May 2000 for developing Sight & Sound networks in hospitals and other health care venues. To date, DMC HealthMedia has signed contracts and letters of intent with several hospital partners in New York City and has completed an installation at Jamaica Hospital Medical Center. DMC continues to seek financing sources to provide financing for the installation of Sight & Sound systems in several North American hospitals.

     As a way of accelerating the growth of DMC and delivering expanded reach to its advertisers, DMC is supplementing its national account efforts by licensing Sight & Sound technology in designated market area territories nationwide to support the deployment of systems to smaller chains as well as independent retail outlets. (These smaller chains are those with fewer than 15 outlets contained within a designated market area.) DMC plans to license up to 210 designated market areas (in groups or separately).

     DMC has another subsidiary, DMC Cinema, Inc., which was acquired in August 2000 under the name of Theater Radio Network. DMC Cinema provided audio programming in cinemas, producing and distributing a content mix of music, trivia, public service announcements and advertisements. However, on February 28, 2002, DMC Cinema ceased business operations. For more about DMC Cinema, see
Note 2 - notes to our consolidated financial statements.

     NCT Audio Products, Inc.:

     NCT Audio is engaged in the design, development and marketing of products, which utilize innovative flat panel transducer technology. The products offered by NCT Audio include the Gekko(TM) flat speaker and ArtGekko(TM) printed grille collection. The Gekko flat speaker is marketed primarily to the home audio market, with potential in other markets, including the professional audio systems market, the automotive audio aftermarket, the aircraft industry, other transportation markets and multimedia markets. The principal customers include Distributed Media Corporation and end-users.

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

     Pro Tech Communications, Inc.:

     Pro Tech Communications, Inc., an 82%-owned subsidiary of NCT Hearing Products, Inc. acquired in September 2000, is a provider of proprietary products and services to call centers. The principal activity of Pro

Tech is the design, development and manufacture of lightweight telecommunications headsets and new audio technologies for applications in fast-food, telephone and other commercial settings. It currently has marketing agreements with major companies in the fast-food industry and with catalog and Internet site distributors of telephone equipment, primarily in North America. Pro Tech is comprised of three business units. The headset products segment develops, manufactures and distributes headsets and other communications products to the call center market and fast-food markets. Pro Tech received an exclusive license from NCT Hearing for active noise reduction technology as well as ClearSpeech noise and echo cancellation technologies for use in lightweight cellular, multimedia and telephony headsets. This technology will provide differentiation for Pro Tech products. Pro Tech's telecommunication system integration segment sells and installs analog, digital and Internet protocol phone systems to call centers as well as to small and medium-sized businesses. Its call center operation runs a full service call center utilizing the latest customer relationship management technology.

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

     Midcore Software, Inc.:

     Midcore Software, Inc., a wholly-owned subsidiary of NCT acquired in August 2000, is a developer of innovative software-based solutions that address the multitude of challenges facing businesses implementing Internet strategies. Midcore is the provider of MidPoint Internet infrastructure software which allows multiple users to share one Internet connection without degrading efficiency and provides on-demand connections, a software router, a high-performance shared cache, content control, scheduled retrieval of information and e-mail and usage accounting. Midcore sales are derived from North America and Europe. Midcore sells the MidPoint product through a network of resellers as well as on the Internet. The latest version of the product, MidPoint 5.0, has been enhanced with an integrated ultra-secure firewall, SoftHost(TM) distributed web hosting, major additions to its integrated e-mail server and management features, improved support for broadband connections, failed line detection with automatic backup, support for Microsoft's virtual private network, enhanced connection management for digital, analog, cable, T1 and E1 lines, enhanced content control/site blocking and many more useful features.

     Artera Group, Inc.:

     Artera Group, Inc.'s Artera Turbo service optimizes last mile performance, providing high-speed Internet usage to small and medium businesses over any connection, including dial-up lines. The service includes all other features necessary for optimal Internet usage-ultra-secure firewall, content control, e-mail, usage accounting and much more.

     Artera Group, Inc. had a U.K.-based information technology subsidiary known as Artera Group International Limited. That subsidiary offered voice and data services to the business community. On December 18, 2001, the Board of Directors of Artera Group International Limited decided to suspend under-performing operations and reduce employees. On March 21, 2002, the Board decided to cease all operations. Cessation occurred on April 5, 2002. Artera Group International Limited is expected to enter liquidation proceedings.

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

     Advancel Logic Corporation:

     Advancel is a participant in the native Java(TM) (Java(TM) is a trademark of Sun Microsystems, Inc.) embedded microprocessor market. The purpose of the Java(TM) platform is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has been developing a family of processor cores, which will execute instructions written in both Java(TM) bytecode and the C/C++ computer language, significantly enhancing the rate of instruction execution, which opens up many new applications. Potential applications consist of the next generation home appliances and automotive applications, smartcards for a variety of applications, hearing aids and mobile communications devices.

     On May 10, 2000, Advancel Logic Corp. entered into a license agreement with Infinite Technology Corporation whereby Infinite Technology Corporation was granted exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java(TM) Turbo-J(TM) technology. The agreement also granted non-exclusive rights to Advancel's Java(TM) smart card core.

B.   Business Strategy

     We sell ownership interests in NCT and our subsidiaries to acquire assets and funds needed to operate and finance our ventures. Our strategy is to leverage off our existing base of proprietary technology in order to expand into industries outside of traditional active noise control such as communications, audio and microbroadcasting media. Our acquisition of specified assets and all of the intellectual property of Active Noise and Vibration Technologies, Inc. in 1994 expanded our portfolio of intellectual property and allowed us to license specific, formerly restricted, jointly-held patents to unaffiliated third parties.

     We anticipate that as we establish distribution channels and as consumer awareness of our products increases, so, too, will product sales and revenues from licensing fees and royalties. At the same time, we continue to strive to lower the cost of our products and enhance their technological performance.

C.   Technology

     Active Noise Reduction. Active noise reduction systems are particularly effective at reducing low frequency acoustical noise, or rumbling sounds. Active noise reduction creates sound waves that are equal in frequency but opposite in phase to the noise, which is any unwanted acoustical signal. The effect of the anti-noise signal on the noise signal is the cancellation of the unwanted noise signal. The illustration that follows shows three sound waves: On the top is the noise wave, on the bottom is the anti-noise wave created by active noise reduction, and in the middle is the resulting residual wave that occurs when the noise wave and the anti-noise wave meet. As can be seen, the residual wave is nearly flat, meaning that the unwanted noise has been nearly cancelled.

                             ACTIVE NOISE REDUCTION
        ----------------------------------------------------------------
                                [GRAPHIC OMITTED]
        ----------------------------------------------------------------

     Signal Enhancement. Our technology also can be used to attenuate unwanted signals that enter into a communications network, as when background noise enters telecommunications or radio systems from a telephone receiver or microphone. We have developed patented technology that will attenuate the background noise in-wire, so that the signals carried by the communications network include less of the unwanted noise, allowing the speaker to be heard more clearly over the network. An example of an application of this technology is in-wire attenuation of siren noise over two-way radio communications between emergency vehicles and dispatchers at hospitals and police or fire stations.

     Silicon Micromachined Microphone. In 1994, NCT purchased the exclusive rights to manufacture and commercialize a silicon micromachined microphone. The silicon micromachined microphone has potential applications not only in the audible range of frequencies, but in the ultrasonic range as well.

     ClearSpeech(R) Adaptive Speech Filter. The ClearSpeech(R) algorithm removes noise from voice transmissions. The filter is effective against a variety of stationary noises whose amplitude and pitch change slowly compared to the spectral variations characteristic of human speech. Adaptive speech filter applications include teleconferencing systems, cellular telephones and airphones, telephone switches, echo cancellers, and communications systems in which background noise is predominant. Adaptive speech filter is currently available for use on three hardware platforms including personal computers and fixed and floating digital signal processors.

     ClearSpeech(R)-Acoustic Echo Cancellation. Acoustic echo cancellation removes acoustic echoes in hands-free full duplex communication systems. Acoustic echo cancellation is an adaptive, frequency-based algorithm that continuously tracks and updates the changes in the acoustic path between the loudspeaker and the microphone to eliminate the acoustic echo. The algorithm can be changed to accommodate different audio bandwidths and maximum echo lengths for use in a variety of applications such as cellular telephony, audio and video teleconferencing, computer telephony, gaming and voice recognition.

     ClearSpeech(R)-Reference Noise Filter. Reference noise filter isolates and removes interfering signals, such as background radio, television, machine and siren noise, so communications can be heard more clearly. Reference noise filter algorithm was designed to remove interference from a desired signal in applications where a reference signal for the interference is available.

     Flat Panel Transducer. Our patented flat panel transducer technology utilizes ceramic actuators mounted on flat rigid surfaces to create a unique wide dispersion sound field. Unlike conventional speakers that deliver sound through air in a pistonic fashion, the flat panel transducer design delivers sound throughout the surface of the panel being driven. This distributed mode method of delivering wide dispersion sound is what the company has termed Sweet Space(TM), which floods a room with sound. Uses for flat panel transducer technology include home theatre, professional, automotive and aircraft applications.

     Digital Broadcasting Station System Software. Digital broadcasting station system software is being utilized by DMC to deliver customized music programming to each site. Advertising is scheduled and updated via a communications link such as the Internet. The software also performs status checking, play log functions and other diagnostic functions made available to the central control network.

     MidPoint(R) Software. Midcore's MidPoint Software manages the Internet access of any small to medium sized office, educational institution or residence with usage control and accounting, faster performance, greater reliability and total security. Its unique combination of features such as routing, firewall, e-mail server, caching, site blocking and more result in unparalleled performance for Internet access, regardless of the type of connections available. Development is currently underway to incorporate office-to-office connectivity (such as Virtual Private Network and secure e-mail), audio and speech technologies (including voice transmission over the Internet, ordinary telephony, and NCT's proprietary speech-processing algorithms), and unique performance-enhancing capabilities for large enterprises and Internet service providers.

     Telephone Amplifier Technology. Pro Tech has been awarded a patent entitled, "Linearization of FET Channel Impedance for Small Signal Applications" which covers the semiconductor technology used in the Pro Tech's two-prong and tabletop telephone amplifiers for call centers. This technology facilitates a higher level of signal processing quality at a significantly lower price than conventional semiconductor solutions.

     Artera Turbo(TM). NCT subsidiary Artera Group's patent-pending technology, Artera Turbo(TM), produces effective Internet broadband speeds over traditional 56k telephone lines without costly infrastructure upgrades. Artera Turbo solves the problem of lack of DSL availability and long installation wait times by enabling businesses to use their existing dial-up connections to achieve speeds comparable to, or even faster than, DSL.

     ViewBeam(TM) Flat Display Technology. NCT subsidiary NCT Video Displays, Inc. has acquired the exclusive, worldwide rights to a breakthrough, low-cost, flat panel video display technology for use in out-of-home and place-based media markets. In addition, NCT Video has acquired the exclusive rights to manufacture and distribute televisions utilizing the technology in China. The technology, protected by six patents pending, is remarkably low cost--only one-tenth that of flat plasma displays--and will be available in two sizes, 42" diagonal and 70" diagonal. The display is lightweight and seamless allowing for many panels to be stacked together to create video walls, or backlit billboards, of virtually any size. Unlike competition, the panel does not burn in, allowing for the display of static as well as moving images, and it lasts for 100,000 hours as opposed to 10,000 hours typical of gas plasma displays. NCT Video believes that this technology will revolutionize the media and television markets.

D.   NCT Proprietary Rights and Protection

     NCT holds a large number of patents and patent applications. Our intellectual property strategy has been to build upon our base of core technology patents with newer advanced technology patents developed by, purchased by, or exclusively licensed to, us. In many instances, we have incorporated the technology embodied in our core patents into patents covering specific product applications, including the products' design and packaging. We believe this building-block approach provides greater protection to us than relying solely on the original core patents. As our patent holdings increase, we believe the importance of our core patents will diminish from a competitive viewpoint.

     We purchased assets of Active Noise and Vibration Technologies, Inc. in 1994, which included all of Active Noise and Vibration Technologies' intellectual property rights. Among the material Active Noise and Vibration Technologies intellectual property rights were its interest in the ten basic Chaplin Patents which are now solely owned by NCT as the sole shareholder of Chaplin Patents Holding Co., Inc., formerly a joint venture with Active Noise and Vibration Technologies. These patents cover inventions made by Professor G.B.B. Chaplin in the late 1970s and early 1980s, three of which have expired and the remaining of which expire through the end of 2005. The expiration of these patents is not expected to have a material impact on our revenue.

     The Chaplin Patents form only one group of core patents (active noise control patents used for headsets) upon which NCT's technology is based. In March 1990, we acquired exclusive ownership of 10 patents developed under the auspices of the National Research Development Corporation, also known as NRDC, an organization sponsored by the British Government. Among other things, the NRDC patents, of which the Swinbanks and Ross patents are the most important, utilize the adaptive feed forward approach to active noise control. The Swinbanks patent covers an improved method of analyzing the incoming noise or vibration through the use of a "frequency domain" adaptive filter that splits the incoming noise into different frequency bands for analysis and recombines the data to generate the anti-noise signal. The Ross patent covers the use of a "time domain" filter, which uses input and error signals to enhance a system's ability to compensate for feedback from actuators to sensors. Without this filter, the system will detect and begin canceling its own self-generated anti-noise. Four NRDC patents have expired, including the Swinbanks patent. The remaining NRDC patents, including Ross, expire through the end of 2005. The expiration of these patents is not expected to have a material effect on our revenue.

     As part of the purchase of Active Noise and Vibration Technologies' assets, we acquired all the rights to nine inventions previously belonging to the Topexpress Group in the United Kingdom, active noise and vibration control patents used in headsets, cabin quieting and vibration isolation. The international patent coverage of these inventions varies but all nine have been granted patent protection in various countries. Among the other intellectual property acquired from Active Noise and Vibration Technologies are patents relating to active auto mufflers and noise suppression headrests, several patent applications on advanced algorithms, active noise headsets and many related disclosures and various disclosures in other areas of active attenuation of noise and vibration. In addition, we acquired the rights to three basic inventions known as the Warnaka patents. The Topexpress patents expire 2005 through 2012. Other Active Noise and Vibration Technologies patents related to active auto mufflers, noise suppression headrests, advance algorithms and active noise headsets have expiration dates ranging from 2004 through 2015 in the U.S. and 2011 through 2014 for foreign patents. The Warnaka patents expire through the end of 2003 and their expiration is not expected to have a material impact on our revenue.

     NCT has built upon these core patents with a number of advanced patents and patent applications. These include the Digital Virtual Earth patent, which covers digital feedback control, and patents on multi-channel noise control. We have also applied for patents on combined feedforward and feedback control, control using harmonic filters, filters for signal enhancement and speech filtering, control systems for noise shaping and others.

     In 1994, we obtained a license for the exclusive rights to the silicon micromachined microphone technology developed by Draper in Cambridge, Massachusetts. At this time, four patents describing the basic technology have been issued and expire in 2009, 2010 and 2014 (two patents). In 1995, we acquired several U.S. patents dealing with adaptive speech filter which were used in our ClearSpeech(R) product line but which have now expired. However, there are other patents covering the ClearSpeech technology which expire 2015 and 2018. NCT has patents covering flat panel transducer technology and our Gekko products expiring 2015 through 2019. A Sight & Sound patent regarding the method and apparatus for covering audiovisual information expires in 2018. We have further headset patents expiring 2004 through 2017. Since 1996, we have been granted 449 new patents.

     We hold or have rights to 323 inventions as of December 31, 2001, including 124 United States patents and over 520 corresponding foreign patents for a total over 644 patents and related rights. We have pending 120 U.S. and foreign patent applications. Our engineers have made 156 invention disclosures for which we are in the process of preparing patent applications. Our patents have expiration dates ranging from 2002 through 2019, with the majority occurring during or after 2011.

     NCT has been granted the following trademark registrations:

          Mark                         Field of Use
         ------                        ------------
       NCT logo                        Company logo
       NoiseBuster(R)                  headsets
       NoiseEater(R)                   HVAC systems
       ClearSpeech(R)                  adaptive speech filter products
       VariActive(R)                   headsets
       ProActive(R)                    headsets
       Noisebuster Extreme!(R)         headsets
       Sight & Sound(R)                microbroadcasting

       We have also applied for 14 trademark registrations including:

         Mark                         Field of Use
        ------                        ------------
       Gekko(TM)                      flat audio speakers
       ArtGekko(TM)                   flat audio speakers
       Sweet Space(TM)                flat audio speakers
       Artera(TM)                     high speed Internet connection
       Artera Turbo(TM)               high speed Internet connection

     The Gekko(TM) and ArtGekko(TM) trademark applications have been challenged by another trademark holder on the grounds of similarity and confusion in a proceeding currently pending before the U.S. Patent and Trademark Office.

     No assurance can be given as to the range or degree of protection any patent or trademark issued to, or licensed by, NCT will afford or that such patents, trademarks or licenses will provide protection that has commercial significance or will provide competitive advantages for our products. No assurance can be given that NCT's owned or licensed patents or trademarks will afford protection against competitors with similar patents, products or trademarks. No assurance exists that NCT's owned or licensed patents or trademarks will not be challenged by third parties, invalidated, or rendered unenforceable. Furthermore, there can be no assurance that any pending patent or trademark applications or applications filed in the future will result in the issuance of a patent or trademark. The invalidation, abandonment or expiration of patents or trademarks owned or licensed by us which we believe to be commercially significant could permit increased competition, with potential adverse effects on NCT and its business prospects.

     We have conducted only limited patent and trademark searches and no assurances can be given that patents or trademarks do not exist or will not be issued in the future that would have an adverse effect on our ability to market our products or maintain our competitive position with respect to our products. Substantial resources may be required to obtain and defend patent and trademark rights of NCT.

     Our policy is to enter into confidentiality agreements with all of our executive officers, key technical personnel and advisors, but no assurances can be made that NCT's know-how, inventions and other secret or unprotected intellectual property will not be disclosed to third parties by such persons.

     Finally, it should be noted that annuities and maintenance fees for our extensive patent portfolio are a significant portion of our annual expenses. Maintenance fees are charged to maintain granted U.S. patents in force; foreign patents and applications are subject to an annuity fee in order to maintain the patents and the pendancy of the applications. If, due to financial constraints, it becomes necessary for NCT to reduce its level of operations, we will not be able to continue to meet the extensive monetary outlay for annuities and maintenance fees to keep all the patents and applications from becoming abandoned, we then will have to prioritize our portfolio accordingly.

E.   Existing Products

     Introduction

     NCT's manufacturing and assembly operations are primarily outsourced and handled through contracts with key suppliers and partners. Typically we purchase complete products from these sub-contractors built to our specifications. Products are then shipped either directly to our customers or to our third-party warehousing and order fulfillment service provider.

     Our warehousing and order fulfillment service provider is responsible for the receiving, stocking, cycle-counting, shipping and handling of most of our products. On occasion we may require that some modifications or value-added service be performed in-house or at a third party contractor.

     Each of the existing products we discuss below are produced by NCT and its subsidiaries rather than our licensees. Revenues recognized for our product lines based upon our technologies are classified in our statements of operations as technology licensing fees and royalties, product sales and engineering and development services. Our product lines that comprised more than 15% of our consolidated revenue in any one of the last three years are as follows: o GekkoTM flat speakers, frames, ArtGekkoTM prints and ancillary products comprised 19.1%, 1.2% and 0.7% of consolidated revenues in 1999, 2000 and 2001, respectively. o ClearSpeech(R) microphones, speakers and related products comprised approximately 24.1%, 27.7% and 5.2% of our consolidated revenue in 1999, 2000 and 2001, respectively. o JavaTM microprocessor cores comprised approximately 30.7%, 27.6% and 9.7% of our consolidated revenue in 1999, 2000 and 2001, respectively. o Pro Tech Communications' product revenue was 4.5% and 20.5% of our consolidated 2000 and 2001 revenue, respectively, and was zero for 1999.

     Our marketing activities over the last three years for our products and services include the following:

o Gekko flat speakers - Gekko products are currently sold through retail audio stores and direct from NCT. The target is consumers who are interested in home theater surround sound without bulky box speakers filling the room.
o Pro Tech headsets - These products are currently sold through a network of sales reps as well as directly from Pro Tech. The two main targets are fast-food restaurants and call centers.
o MidPoint software - MidPoint software is sold directly via a website as well as through a network of sales reps and resellers. The target market is small to medium-sized businesses.
o Artera Group services - These Internet provider services are sold to small and medium businesses through a sales rep network.

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

     The NoiseBuster(R) line has been expanded to include communications headsets for cellular, multimedia and telephony. The products are the first active noise reduction offerings for these applications and improve speech intelligibility in the presence of background noise. Product shipments began during the first quarter of 1998.

     NB-PCU. NCT along with a leading manufacturer and supplier of aircraft cabin products has integrated NCT's active noise control technology into in-flight passenger entertainment systems. As a component of the system, NCT also has developed a low-cost headset specifically for in-flight use to be used in conjunction with the integrated electronics. NCT's technology electronically reduces aircraft engine noise while enhancing the audibility of desired sounds like speech, music and warning signals. Lowering the engine drone also can help alleviate the anxiety and fatigue often associated with flying. While the system is in use, passengers inside an aircraft cabin can carry on conversations at a comfortable level or hear in-flight movies and music without overamplification and distortion. The system is currently being installed in first and business class cabins on new United Airlines aircraft and in cabins of five other airlines.

     Pro Tech Communications

     In September 2000, NCT Hearing licensed technologies to Pro Tech in exchange for approximately an 80% equity interest in Pro Tech. Pro Tech currently sells high quality, lightweight headsets to high-profile users, among them the Boeing Defense and Space Group (prime contractor for the National Aeronautics and Space Administration space program) and McDonald's, significant customers to Pro Tech's business. Boeing is a significant customer because, although the dollar value of the business is small, being a provider to the NASA space program enhances Pro Tech's technical and engineering prestige which can translate into sales opportunities with other customers. McDonald's is a significant customer because of the actual and future potential revenues it represents, approximately 9% and 12% of Pro Tech's revenues in 2001 and 2000, respectively. In addition, Pro Tech's arrangement with McDonald's authorizes Pro Tech to compete for business at McDonald's restaurants worldwide and attend McDonald's annual international conventions at which new business relationships may be developed. Pro Tech, with its current innovative product offerings and planned products incorporating NCT's advanced technologies, is targeting the call center and wireless communications markets. The following are products sold by Pro Tech:

     The ProCom. Pro Tech's initial entry into the lightweight fast-food headset market is the ProCom. Weighing less than 2 ounces, the ProCom is worn by users over the head by means of a springsteel wire headband and a cushioned earphone. Attached to the earphone, which may be worn over either ear, is an adjustable boom, which connects to the ProCom's microphone. The ProCom headset connects to the wireless belt-pack system with the use of various plug types offered by the wireless belt-pack providers sold in many fast-food franchises around the world.

     The Apollo. The Apollo headset is Pro Tech's most advanced, lightweight headset design sold for use with telephone users in the call center and small office market. It incorporates the use of the most advanced microphone and speaker components and is designed for durability and comfort over long periods. The Apollo headset was announced on August 1, 2001 and since its introduction has been sold directly through Pro Tech's sales force and the internet. It has also been sold indirectly through our established distributor base in the United States, Canada and Europe.

     The Apollo Freedom Series Headset. A headset with the exact form factor of the Apollo headset, the Apollo Freedom Series is made to plug directly into phone systems that already have amplification built into their existing handset. Through the use of advanced circuitry, many new phone systems have built-in the added feature of amplification of sound inside each handset phone, therefore not requiring another amplifier in order to use a headset with the phone system. The Apollo Freedom Series headset adapts to all of these newer design phone systems using sophisticated microphone technology and a direct connect phone cord.

     The Gemini Amplifier. Introduced in August 2001, the Gemini amplifier is our latest amplifier. It is a full feature unit designed to be used in nearly all phone and/or PC phone configurations in the call center and small office market. The user has full control of receive and transmit sound levels in addition to being able to work directly with the latest multi-media configurations employing analog or digital technologies. This amplifier's circuitry has been awarded a patent by the United States Patent and Trademark Office. The Gemini amplifier was awarded "Best of Show" in the category Best Desktop/Agent Productivity Tools at the 12th Annual Call Center & CRM Solutions 2002 Conference & Exposition held during the week of February 11, 2002.

     The USB Adapter. The USB adapter is an adapter that allows the use of an amplifier and headset in PC phone installations. Several new applications such as Internet Protocol (IP) telephony, voice recognition and auto attendant allow for the use of telephone headsets which in most cases improve the performance of the application. The USB adapter allows the use of our headsets and amplifiers in these new market niches.

     The DSP Intelligent Microphone. The DSP Intelligent microphone is designed to serve those market niches where the use of a headset is not wanted although the user still requires the need for headset functionality such as speech recognition and speech enabling input/output PC gaming applications. This product allows for the receiving of sound to be very focused in addition to eliminating all background noise. Pro Tech is currently directing our sales and marketing efforts towards these emerging PC markets.

     The Manager's Headset. The manager's headset is a lightweight over-the-ear fast-food headset, which provides improved comfort to the fast-food store manager monitoring drive-thru activity. It was introduced and favorably received in February of 2000. Pro Tech continues to offer this headset in its fast-food product line in 2002.

     The APEX. Pro Tech introduced the APEX headset for sale in 1999. After conducting its own market research, it was determined that there is a demand for a headset which combines both over-the-head and over-the-ear features. As a result, the APEX was designed to incorporate both of these features, which should enhance Pro Tech's ability to market the product to cellular, personal computer and small office telephone users. The APEX is a commercial adaptation of the headset that Pro Tech has designed for use by the National Aeronautics and Space Administration. Boeing Defense and Space Group is a prime contractor for NASA and has the responsibility to choose components and products used in NASA's space program. The APEX is a smaller design of the Trinity, with components reduced by 20% in order to create a lightweight headset. The speaker and microphone positioning can be easily adjusted by the user for the headset thereby allowing the product to fit numerous head and ear sizes. In addition, the APEX has a detachable headband allowing the users the choice of wearing the headset over the head or over the ear.

     The ASTRA. The ASTRA headset is a variation of the APEX headset in that it has been adapted for use directly in non-amplified phone systems. A preamplifier circuit has been inserted inside the headset to allow for a direct connection into an automatic call distributor or phone system that provides this required configuration headset.

     The A-10 Amplifier. The A-10 amplifier is the first in a series of multi-line amplifiers being offered with each of Pro Tech's headsets. It is designed for the small office and home office markets and has been engineered to work with over 90% of all existing phone systems in the world. The size is very small and engineered to plug and play with most phone systems.

     The A-27 Amplifier. The A-27 amplifier is the first in a series of amplifiers specifically designed for automatic control distributors or phone systems which use the standard PJ-237 2-prong plug as their interface. This amplifier will employ noise suppression technology designed by Pro Tech. Three patent applications were filed in 2000, and we received patent approval for this technology in 2001. The A-27 was introduced into the call-center market in 2000.

     The Active Series Headset. The Active Series Headset was introduced in 2000. These headsets are designed for the mobile headset user. Cellular phone users and automobile hands-free kits are the primary market focus of this product.

     The Trinity. The Trinity has been designed for users in noisy environments. Pro Tech completed the development of this product early in 2000. Unlike other headsets currently available, the Trinity employs a light (1/2-ounce) acoustical ear cup which completely surrounds the user's ear. The perimeter of this cup rests lightly in a broad area of contact around the ear, rather than against or in the ear itself, which we believe will allow the user to wear the Trinity in comfort for extended periods. Moreover, by enclosing the ear, the acoustical ear cup reduces background noise, thereby significantly improving the clarity and strength of reception from the earphone. The Trinity has been designed as a comfortable and lightweight alternative to the bulky commercial sound suppressant headsets, which are presently the only headsets available to users operating in noisy office environments. The

Trinity headset can be worn in a single ear cup version or dual ear cup version. Like the ProCom, the Trinity is produced with a choice of adapters capable of interfacing with the electronic amplifiers and telephone systems of most major manufacturers.

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

     ClearSpeech(R)-PCB Boards. These boards are currently being sold for incorporation into communication systems at drive through fast-food restaurants. They allow the system to filter background car noise so that only the voice comes through, cutting down on errors in the order process.

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

     DMC Sight & Sound(TM) Services

     DMC, formed as a Delaware corporation in 1998, is a media company that uses advanced information technology capabilities to deliver place-based billboard and audio advertising messages integrated with CD-quality music via Sight & Sound. Using a proprietary digital network of local microbroadcasting systems, Sight & Sound is an advertising medium with flexibility in linking advertising messages to precisely targeted demographics. Sight & Sound provides advertisers with a place-based medium in out-of-home commercial and professional venues which is comprised of a stationary billboard format and broadcast music and advertisements. The source of the sound of the DMC system is our digital broadcast system which contains a computer with a hard drive, an amplifier, sound compression unit and other electronic devices. The music is downloaded from the DMC home office to the hard drive through the Internet and then played through flat panel speakers we have installed in the store. The viability of this business is dependent on advertising placements. DMC pays the Sight & Sound locations a percentage of the advertising revenue generated by the installed location. To date, our advertising placements have been limited.

     A key aspect of DMC's business is its ability to deliver demographically targeted advertising to consumers. DMC is deploying Sight & Sound nationwide through several large retail chains and expects to have a national presence by the end of 2002. The locations for Sight & Sound installations include music, entertainment, retail, and healthcare venues, among others in the U.S. DMC will prioritize the installation of its Sight & Sound systems in the top designated market areas in order to optimize advertising sales. Sight & Sound is now being deployed by DMC in retail stores pursuant to five-year contracts with Barnes & Noble College Bookstores and Wherehouse Entertainment. These represent significant venues to DMC as they are attractive to advertisers. The audio portion of the advertising is downloaded electronically while the print aspect of our advertisements are sent to independent agents who place the advertisements in the venues. Typically, the term of an agreement with a retail chain is an initial 60-day test period for the retail chain followed by a five-year, automatically renewing contract unless terminated in writing 30 days prior to the expiration of each five-year term. Barnes & Noble and Wherehouse Music have completed the 60-day test. DMC at its own cost and expense installs the Digital Broadcast System equipment in locations selected by the store chain owner and reasonably approved by DMC. DMC has several supplier sources for the equipment comprising the Sight & Sound unit. DMC pays to the Sight & Sound location a percentage of advertising revenues, which DMC receives from advertisers, and which is attributable to the premises' participation as a Sight & Sound location. DMC will provide music to each Sight & Sound location during normal business hours at no cost to the location. DMC is dependent on advertising placements to achieve revenues. As of December 31, 2001, DMC has executed contracts providing for the placement of our Sight & Sound system in up to approximately 1,900 retail store locations throughout the U.S. and has entered into an agreement with Interep, the largest U.S.-based broadcast media sales firm, to sell advertising into these sites. The retail store locations are under five-year contracts with three retailers. The parties to the Barnes & Noble College Bookstores contract are DMC and Barnes & Noble College Bookstores. The number of Barnes & Noble College Bookstore locations is approximately 340 and the geographic reach is the U.S. The timetable for installation of the Sight & Sound systems is in discussion between the contract parties. The contract does not require annual minimums for shared revenue payments and does not contain cancellation provisions relating to annual revenue minimums. As of December 31, 2001, 63 locations are currently operating systems of which 38 are Barnes & Noble College Bookstores and 21 are Wherehouse Entertainment Stores. Of such locations, 3 were installed in 1999, 52 were installed in 2000 and 8 were installed in 2001. Our installation process is contingent on having adequate cash resources and has progressed slowly due to our financial constraints. The operating systems are geographically dispersed throughout the U.S. including 16 sites in California, 8 sites in Massachusetts, 9 sites in New York, 4 sites in Illinois, 3 sites in each of Michigan and Pennsylvania, four states with 2 sites and 12 other states with one site each.

     As a way of accelerating the growth of DMC and delivering expanded reach to its advertisers, DMC is forming national and international affiliate networks. DMC enters into licensing agreements whereby it grants exclusive licenses to third parties to use our digital broadcast system and related intellectual property within a limited geographic area used to characterize regions, population demographics, reach and so forth for advertisers, known in the industry as a designated market areas, or DMA, or within a specified retail chain. We do not sell franchises to any of the licensees of our technology. As such, we do not believe that federal or state franchising laws have any relevance in connection with our licensing agreements. National accounts in the U.S. are large retail chains and national franchises. DMC plans to deploy its systems to smaller chains as well as independent retail outlets through licensing to DMA partners. DMC will establish its nationwide network of DMA partners through the licensing of up to 210 DMAs. DMC has licensed the New York DMA to DMC New York, Inc. ("DMC NY") and expects to complete licensing of the Los Angeles DMA in 2002. Please refer to "Certain Relationships and Related Transactions" for a description of our reacquisition of licenses from DMC NY. We plan to reacquire the license issued in March 2000 to Eagle Assets Limited to develop a portion of the New York microbroadcasting region and have accrued $2.0 million for such reacquisition currently being negotiated. We incurred a charge of $0.6 million (net of $1.3 million reduction of deferred revenue) for this reacquisition included in write downs of investment and repurchased licenses in our consolidated statement of operations for the year ended December 31, 2001.

     Outside of the U.S., DMC is pursuing a similar territory licensing strategy. On March 30, 2000, DMC licensed Sight & Sound distribution rights in Israel to Brookepark Limited for $2 million ($1.65 million was collected in cash and $0.35 million was settled by payment in Pro Tech common stock). Subsequently, in March 2001, DMC agreed to reacquire this license for $2 million upon the determination by our Board of Directors that the license was worth at least that much, and possibly more. We did not obtain a valuation from an outside firm. The reacquisition was to be 50% from Brookepark Limited and 25% from each of two transferees from Brookepark: Austost Anstalt Schaan and Balmore S.A. The aggregate consideration for this reacquisition is proposed to be $2 million which we have accrued in our consolidated financial statements. We incurred a charge of $0.6 million (net of $1.4 million reduction of deferred revenue) for this reacquisition included in write downs of investment and repurchased licenses in our consolidated statement of operations for the year ended December 31, 2001. As of April 12, 2002, this Israel license had not been reacquired but terms are in negotiation. Other international licenses are in negotiation.

     Aggregate license fees recognized for DMC were $850,000 in 1999, $2,056,000 in 2000 and $222,000 in 2001. The license fees were deferred in accordance with our revenue recognition policy. Upon our decision to reacquire DMC licenses, we reduced the remaining deferred revenue to zero. None of our DMC licensees has generated any revenue with the technology DMC licensed to them. None of the currently outstanding DMC licenses contain a performance standard, as such, although each license requires that the Sight & Sound system be operated substantially as described in DMC's business plan. The DMC licensees, including DMC NY, have not used the DMC licenses to distribute the Sight & Sound systems. No forfeiture provision exists for non-use under any of the outstanding DMC licenses.

     NCT Internet Protocol Products

     MidPoint(R) Software. In September 2000, NCT acquired Midcore Software, Inc., the maker of MidPoint(R) Internet connectivity software. MidPoint(R) is a cost-effective, feature-packed Internet connection solution for small to medium-sized organizations. With one installation of MidPoint, any network of up to 250 users can share a single Internet connection and Internet service provider account, offering tremendous long-term savings over the cost of multiple phone lines and monthly Internet service provider charges or expensive high-speed dedicated connections. Through September 30, 2001, approximately 3,800 units have been sold, representing up to a maximum of approximately 47,500 licensed individual end users. Customers may purchase MidPoint by acquiring a software license - the customer pays a one-time fee for the software. The customer may choose to purchase version upgrades (as new releases of the software become available) and user upgrades (if the customer would like their copy of the software to support more users on his local area network).

     MidPoint has unique capabilities including Download DoublerTM which splits a single request to download files or web page graphics into two requests, each for half the requested file or graphic, thereby reducing the time it takes to receive the download request. MidPoint also contains many other features such as connection teaming (spreading Internet requests across two or more Internet connections), SofthostTM distributed web hosting (creating and maintaining a mirror image of a company's most heavily-used web sites on a local hard drive which allows for rapid delivery to the user), global cache, ultra secure firewall, integrated e-mail server and content control. In addition, the package includes many features to make Internet access more efficient and productive, including high-performance shared cache, scheduled retrievals, content control and usage accounting. MidPoint also features a powerful integrated e-mail server and management function, which allows complete local control of e-mail. It is MidPoint's combination of all of these capabilities into a single, fully integrated product that provides its competitive advantage over other products which may offer only a few of these capabilities.

     Artera Products

     Artera Turbo is a new Internet access technology that improves the effective performance of communication lines. It does this via a proprietary series of optimization strategies that increase efficiencies in the movement and storage of electronic data. We have six patents pending on these performance enhancement techniques. The core of the Artera Turbo software is the MidPoint technology which we acquired in August 2000. We then combined the MidPoint technology with performance enhancing technologies we invented to create the Artera Turbo product. With Artera Turbo, traditional dial-up connections perform at broadband speeds of up to 8 times the normal speed of dial-up lines. The performance of faster connections such as cable, DSL and ISDN is greatly improved as well. The performance enhancements have been benchmarked in our laboratories. We offer Artera Turbo on a subscription basis, as software alone or as a hardware appliance with software embedded therein. Management believes that, by offering faster effective speeds, Artera Turbo provides a competitive advantage over other Internet service providers and Internet access products. As a result, this should have a positive impact on our network services business. We released Version 1 of Artera Turbo in January 2002.

     Revenues

     The following table sets forth the percentage contribution of each of our business segments in relation to total revenues for the years ended December 31, 1999, 2000 and 2001.

     (In thousands of dollars)

                                                        For the Years Ended December 31,
                                       1999                            2000                           2001
                          ------------------------------   ---------------------------    -----------------------------
                              Amount         % of Total       Amount      % of Total          Amount        % of Total
Media                        $ 2,212              31.3%       $3,541            27.6%         $2,612             24.6%
Communications                 3,513              49.7%        5,911            46.0%          8,019             75.6%
Technology                     2,174              30.8%        3,550            27.6%          1,028              9.7%
Other - corporate              4,093              57.9%        6,331            49.3%         10,165             95.8%
Other - consolidating        (4,929)            (69.7%)      (6,493)          (50.5%)       (11,212)           (105.7%)
                          -----------    ---------------   ----------    -------------    -----------   ---------------
                             $ 7,063             100.0%      $12,840           100.0%        $10,612            100.0%
                          ===========    ===============   ==========    =============    ===========   ===============

     Product Revenues

     The following table sets forth the percentage contribution of the separate classes of NCT's products to NCT's product revenues for the years ended December 31, 1999, 2000 and 2001.

     (In thousands of dollars)


                                                                 For the Years Ended December 31,
                                 ------------------------------------------------------------------------------------------------
                                              1999                            2000                             2001
                                 ----------------------------    -------------------------------   ------------------------------
Products                           Amount         % of Total          Amount        % of Total           Amount        % of Total
Hearing Products                  $   682             30.9%         $  1,125            56.2%          $  2,582             56.5%
Communications                        670             30.3%              462            23.1%               548             12.0%
Audio Products                        856             38.8%              318            15.9%                58              1.3%
Software Products                       -                -                96             4.8%             1,380             30.2%
                                 ------------- --------------    --------------   --------------   ---------------    -----------
                     Total        $ 2,208            100.0%         $  2,001           100.0%          $  4,568            100.0%
                                 ============= ==============    ==============   ==============   ===============    ===========

     Product revenues were approximately 31.3%, 15.6% and 43.1% of total revenues for the years ended December 31, 1999, 2000 and 2001, respectively.

     Technology Licensing Fees and Royalty Revenues

     The following table sets forth the percentage contribution of the separate business segments of NCT's technology to NCT's technology licensing and royalty revenue for the years ended December 31, 1999, 2000 and 2001.

     (In thousands of dollars)


                                                           For the Years Ended December 31,
                                    1999                                2000                              2001
                       ------------------------------       --------------------------       ------------------------------
                             Amount       % of Total           Amount       %of Total            Amount           %of Total
Technology                  $ 1,100            31.0%          $ 3,550           35.8%             $   1,028          18.3%
Communications                1,062            29.9%            3,257           32.8%                 2,639          46.8%
Media                         1,356            38.2%            2,065           20.8%                 1,834          32.6%
Other                            34             0.9%            1,056           10.6%                   132           2.3%
                       -------------    -------------       ----------   -------------       ---------------    -----------
       Total                $ 3,552           100.0%          $ 9,928          100.0%             $   5,633         100.0%
                       =============    =============       ==========   =============       ===============    ===========

     Technology licensing fees and royalties were approximately 50.3%, 77.3% and 53.1% of total revenues for the year ended December 31, 1999, 2000 and 2001, respectively. Our 2001 technology licensing fees and royalties were primarily attributable to recognition of deferred revenues of $1.6 million from the New Transducer Ltd. license, $2.3 million from Teltran International Group, Inc. license, $1.0 million from Infinite Technology Corporation license and approximately $0.2 million from DMC licenses. Our 2000 revenue was predominantly due to the revenue recognized from the license to Infinite Technology Corporation of $3.6 million, license to Pro Tech of $2.4 million, license to Vidikron of America, Inc. of $2.0 million, license to Teltran International Group, Inc. of $0.4 million and DMC license revenue of approximately $1.1 million. Our 1999 revenue was primarily due to the revenue recognized from the license to STMicroelectronics S.A. and STMicroelectronics S.r.l. of $2.2
million. See our explanations in "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     Advertising Revenues

     Advertising revenues totaled $0.8 million and $0.3 million and represented 6.5% and 2.6% of total revenue for the year ended December 31, 2000 and 2001, respectively. The advertising revenue is due to amounts recognized from in-theater audio advertising supplied to multiplex cinemas ($0.7 million in 2000 and $0.2 million in 2001) and amounts generated from broadcast and billboard advertising through DMC's network of Sight & Sound systems ($0.1 million in each of 2000 and 2001).

F.     Products Under Development

     Silicon Micromachined Microphone

     Silicon Micromachined Microphone. The ability to integrate additional circuitry on the silicon micromachined microphone chip has proven attractive to potential users. The silicon micromachined microphone's low noise floor and adjustable sensitivity improve voice recognition in high ambient noise environments. NCT is working with voice processing and computer hardware companies to utilize the silicon micromachined microphone to enhance the performance of their systems. In the first quarter of 1996, NCT released initial prototypes of the devices. In December 1997, Siemens Semiconductors of Siemens AG, now Infineon, licensed our silicon micromachined microphone technology and agreed to develop, manufacture and market the silicon micromachined microphone. Prototype samples were received which did not meet NCT's specifications and are being reworked by Infineon.

     NCT Communications

     ClearSpeech(R) Product Line. NCT continues to enhance the quality and functionality of the ClearSpeech(R) Microphone and ClearSpeech(R) Speaker products to improve market penetration. NCT has both noise and echo cancellation on a variety of digital signal processors including Analog-Devices' and Texas Instruments' general purpose digital signal processors so that third-party developers may integrate the technology into their applications. NCT also has extended the availability of PC development tools by creating software developer's kits for noise and echo cancellation and speech compression.

G.   Strategic Relationships

     NCT's establishment and maintenance of strategic relationships with major domestic and international business concerns has facilitated the licensing and sale of its technologies and applications. In exchange for the benefits to these companies' own products offered by our technology, these relationships under the terms of cooperation agreements or license agreements provide marketing, distribution and manufacturing capabilities for our products and enable us to limit the expense of our own research and development activities. In order to ensure dependable sources of supply and to maintain quality control and cost effectiveness for components incorporated in our applications and products, an important element of our strategy has been to identify and enter into relationships with manufacturers that will develop and produce custom-made items for NCT product applications, and with manufacturers of components that will supply and integrate components for NCT technologies. The following summarizes NCT's key licensing relationships:

                                            Date Initial
                                            Relationship
Key Licensees                               Established      Applications
-------------                               ------------     ------------
 Ultra Electronics Ltd.                     June 1991        Aircraft Cabin
                                                             Quieting Systems

 The Charles Stark Draper Laboratory, Inc.  July 1994        Microphones

 New Transducers Ltd.                       Mar. 1997        Flat Panel
                                                             Transducers

 Oki Electric Industry Co., Ltd.            Oct. 1997        Communications

 Infineon Technologies AG                   Dec. 1997        Microphones
     (formerly Siemens AG)

 VLSI Technology, Inc.                      Feb. 1998        Communications

 STMicroelectronics SA &                    Nov. 1998        Java(TM)platform
     STMicroelectronics Srl

 Delphi Automotive Systems                  May 2000         Communications

     Ultra Electronics Ltd. (U.K.)

     Since 1991, NCT and Ultra (and Ultra's predecessor, part of the Dowty Group), have been designing and developing systems to enhance passenger comfort by quieting aircraft passenger compartments in specified propeller-driven aircraft, which Ultra sells to the worldwide turbo-prop aircraft market. In May 1993, Ultra and NCT signed a teaming agreement to produce and install the NCT cabin quieting system on the SAAB 340 aircraft. Deliveries under this agreement began in 1994. In March 1995, NCT and Ultra amended the teaming agreement and concluded a licensing and royalty agreement for $2.6 million. The arrangement with Ultra terminates upon the expiration of the last applicable patent or rights. Under this agreement beginning in 1998 and continuing through 2013, Ultra has or will pay NCT a royalty of 1.5% of sales of products incorporating NCT technology (see Note 4 - notes to the consolidated financial statements for further details).

     The Charles Stark Draper Laboratory, Inc.

     In July 1994, NCT and Draper of Cambridge, Massachusetts entered into an agreement whereby NCT became the exclusive licensee to a new silicon micromachined microphone developed by Draper. Under the terms of the agreement and subsequent agreements, Draper performed engineering services for NCT to further develop the technology. The silicon micromachined microphone technology can be used in a wide variety of applications within the acoustic and communications fields. NCT has developed sub-patents which rely on this technology as its basis. The patents under this license on average expire in 2009. The agreement terminates when the last of the licensed patents expire under applicable law, unless earlier terminated by a written agreement of the parties. This technology provides the basis of the technology that NCT has licensed to Infineon Technologies AG outlined below.

     New Transducers Ltd. (U.K.)

     New Transducers Ltd. (U.K.) (known as NXT), its parent, NXT plc, a United Kingdom company listed on the London Stock Exchange, and NCT executed a cross-licensing agreement on March 28, 1997. The term of our license to NXT was five years. Under the terms of the cross-license, we licensed patents and patents pending which relate to flat panel transducer technology to NXT, and NXT licensed to us, patents and patents pending which relate to similar technology. We received the use of NXT's patents and patents pending and the benefit of NXT's technology, which also involves the shaking of a flat panel to produce sound. In consideration of the license, during the first quarter of 1997 NCT recorded a $3.0 million license fee from NXT, and NCT will receive royalties on future NXT licensing and product revenue. On April 15, 1997, NXT plc and its wholly owned subsidiary, NXT, and NCT executed several agreements and other documents, which terminated the cross-license, and various related agreements and replaced them with a new cross-license, and new related agreements. The material changes effected by the new agreements included the inclusion of NXT plc as a party along with NXT and provided that the license fee payable to NCT could be paid in ordinary shares of stock. The subject license fee was paid to NCT in ordinary shares of NXT plc stock, which were subsequently sold by NCT. On September 27, 1997, NXT plc, NXT, NCT Audio and NCT executed several agreements and other documents, terminating the new cross-license and a related security deed and replacing them with new agreements. The material changes effected by these agreements included an expansion of the fields of use applicable to the exclusive licenses granted to NXT plc and NXT and an increase in the royalties payable on future licensing and product revenues. On February 9, 1999, NCT Audio and NXT amended the cross-license agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground-based vehicles and aircraft sound systems. The amendment also increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting these expanded licensing rights, each party received a license fee.

     On March 30, 2001, NCT and NXT entered into an arrangement to reorganize the existing cross-license agreements between the companies. Under the new agreements, we received 2 million ordinary NXT shares in consideration of the cancellation of the royalty payable by NXT to NCT Audio under the 1997 cross-license agreement. The NXT shares, upon issuance, had a market value of approximately $9.2 million. In addition, ownership of specified intellectual property, the rights to which were previously licensed to NXT, were transferred to NXT. NXT has licensed to NCT and its applicable subsidiaries the specified NXT intellectual property and all of the NCT-developed intellectual property. NXT will design a low-cost flat panel speaker for use by Distributed Media Corporation International Ltd., a wholly-owned subsidiary of NCT formed in the United Kingdom in 2001. Also under the new agreements, we acquired 533 shares of NCT Audio that were held by NXT and allowed NXT a cashless exercise of an option granted in 1997 to purchase 3,850,000 shares of our common stock. NXT is required to assist Distributed Media in developing a new flat speaker, and we will pay royalties on products developed by NXT and sold by us at the greater of 2% of net sales revenue or ten cents per product developed by NXT (see Notes 4, 14 and 15 - notes to the consolidated financial statements for further details).

     Oki Electric Industry Co., Ltd. (Japan)

     In October 1997, NCT and Oki executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Oki licensed NCT's ClearSpeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications applications. NCT has granted Oki the right to manufacture, use and sell products incorporating the algorithm. The algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications. NCT is currently receiving royalties from OKI relating to the license agreement (see Note 4 - notes to consolidated financial statements). This agreement terminates upon the expiration of the last applicable licensed patent, unless earlier terminated by written agreement of the parties.

     Infineon Technologies AG (formerly Siemens Semiconductors, Siemens AG) (Germany)

     In December 1997, NCT and Infineon executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Infineon licensed NCT's silicon micromachined microphone and will develop, manufacture and market such microphones as surface mountable devices. This agreement terminates upon the expiration of the last applicable patent under the agreement or with three months notice if the product is not developed. The silicon micromachined microphone technology delivers microphone technology on a silicon chip, a breakthrough in the microphone marketplace. Infineon and NCT have targeted the silicon micromachined microphone to the multimedia, cellular phone, wireless phone, voice recognition and other related markets. The silicon micromachined microphone's small chip dimensions of only 3 mm on each side make it useful for packaging into products with tight size constraints, such as noise canceling earplugs and hearing aids. We anticipate royalties from Infineon in the future.

     VLSI Technology, Inc. (France)

     In February 1998, NCT and VLSI executed a license agreement. Under the terms of the agreement, which included up-front development fees and future per unit royalties, VLSI licensed our ClearSpeech(R) noise cancellation and echo cancellation algorithms for use with VLSI's current and future integrated circuits targeted to the digital cellular and personal communications systems phone market, as well as emerging computer telephony markets. The noise cancellation algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications. The echo cancellation algorithm cancels acoustical echo for hands-free telephony operations including cellular and speakerphones. We expect that this agreement may generate royalty revenue in the future.

     STMicroelectronics SA & STMicroelectronics Srl (France and Italy)

     In November 1998, our subsidiary, Advancel, and STMicroelectronics SA executed a license agreement. Under the terms of the agreement, which included the payment of a license fee, a minimum royalty within two years and future per unit royalties which continue for an unspecified term, STMicroelectronics SA licensed Advancel's tiny2J(TM) for Java(TM) (the T2J-processor core) to combine it with its proven secure architecture and advanced nonvolatile memory technology, to offer a new generation of secure microcontrollers for smartcard applications. The T2J-processor core is designed to accelerate the execution of Javacard(TM)-based smartcard applications such as electronic purse credit/debit card functions, identification cards that provide authorized access to networks and subscriber identification modules that secure various cellular phones against fraud. This agreement resulted in a significant amount of revenue in 1998 and 1999 and we anticipate additional royalty revenue commencing in 2002.

     Delphi Automotive Systems (U.S.)

     On May 3, 2000, Delphi Automotive Systems licensed NCT's ClearSpeech(R) noise, acoustic echo and live echo cancellation algorithms for use in their mobile multimedia computing platform for hands-free cellular communications. NCT's patented ClearSpeech algorithm cancels approximately 95% of background road, tire, wind, engine and traffic noise from hands-free communications, allowing the party receiving the communication to hear speech more clearly. Although NCT has not recognized any royalty revenue from Delphi to date, we anticipate that this royalty source may be significant in the future.

H.   Marketing and Sales

     In addition to marketing our technology through strategic licensing agreements as described above, as of March 31, 2002, we had an internal sales and marketing force of 24 employees, 4 independent sales representatives and our executive officers and directors. The independent sales representatives may earn commissions of generally up to 6% of revenues generated from sales of NCT products to customers the sales representatives introduced to NCT and up to 5% of research and development funding revenues provided by such customers.

     Financial information relating to domestic and foreign sales and sales for the years ended December 31, 1999, 2000 and 2001 is set forth in Note 23 of the notes to the consolidated financial statements. NCT does not have a significant foreign exchange transaction risk because the majority of its non-U.S. revenue is denominated and settled in U.S. dollars. The remaining intercompany revenue, eliminated in consolidation, is in British pounds sterling and our underlying cost is also in pounds sterling, creating a natural foreign exchange protection.

I.   Concentrations of Credit Risk

     NCT sells its products and services to original equipment manufacturers, distributors and end users in various industries worldwide. As outlined below, our three largest product customers accounted for approximately 20.5% of product revenues during 2001 and 6.9% of aggregate gross accounts receivable of $1.0 million at December 31, 2001.

     (In thousands of dollars)

                                               As of December 31, 2001
                                             and For the Year then Ended
                                           ---------------------------------
                Customer                    Receivable          Revenue
   ------------------------------------    -------------    ----------------
   Muzak                                        $    47            $    521
   AM-COM                                             4                 231
   McDonalds                                         18                 185
   Sharper Image                                     36                 180
   Clever Devices                                     -                 153
   HM Electronics                                    25                  86
   All Others                                       563               3,212
                                           -------------    ----------------
        Total product                           $   693           $   4,568
                                           =============    ================

     As outlined below, our three largest technology licensing fees and royalty customers accounted for approximately 87.7% of technology licensing and royalty revenues during 2001.

     (In thousands of dollars)

                                                As of December 31, 2001
                                              and For the Year then Ended
                                             ----------------------------
             Customer                         Receivable       Revenue
---------------------------------------      -----------     ------------
Teltran International Inc.                     $     -       $   2,305
New Transducers Ltd. (NXT)                           -           1,605
Infinite Technology Corporation                      -           1,028
OKI Electronic Industry Co., Ltd.                    -             219
Ultra Electronics, Ltd.                             37             115
Brookepark Ltd.                                      -             111
Eagle Assets Ltd.                                  250             111
Sharp Corporation                                    -              75
All Others                                          34              64
                                             -----------     ------------
     Total licensing fees and royalties        $   321       $   5,633
                                             ===========     ============

     Our payment terms are dependent on the type of revenue. Generally, trade receivables are due 30 to 60 days after the invoice date; joint venture, technology and royalty receivables are due 30 days after they are earned; and license receivables are due normally upon execution of the agreement.

     NCT does not require collateral or other security to support customer receivables. NCT regularly assesses the realizability of its accounts receivable and performs a detailed analysis of its aged accounts receivable. When quantifying the realizability of accounts receivable, NCT takes into consideration the value of past due receivables and the collectibility of such receivables, based on the creditworthiness of the customer.

     Financial instruments, which potentially subject NCT to concentration of credit risk, consist principally of cash and cash equivalents and trade receivables. NCT's cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less. NCT primarily maintains its cash and cash equivalents in six banks.

J.   Competition

     We have a number of direct competitors. Our principal competitors in active control systems include Bose Corporation, Lord Corporation, Matsushita Electric Industrial Co., Ltd., Sennheiser Electronic Corp. and Sony Corporation, among others. Our principal competitors in speech applications include IBM Corporation, Lucent Technologies, Inc. and Texas Instruments, Incorporated. To our knowledge, each of these entities is pursuing its own technology, either on its own or in collaboration with others, and has commenced attempts to commercially exploit such technology. NCT also believes that a number of other large companies, such as the major domestic and foreign communications, computer, automobile and appliance manufacturers, as well as aircraft parts suppliers and manufacturers, have research and development efforts underway that could be potentially competitive to NCT. These companies are well established and have substantially greater management, technical, financial, marketing and product development resources than NCT.

     Competition faced by our products includes:

                                                                                                  Competitive
                                                                  ------------------------------------------------------------------
       Product                     Competition                                 Advantages                      Disadvantages
      ---------                    -----------                                 ----------                      -------------
NoiseBuster headphone           Koss, Sony, Bose                  High performing active                  Name recognition; limited
                                                                  noise reduction, low cost               marketing
                                                                  products

Gekko flat speakers             Sony, Aiwa, Bose, and any other   Flat wall-mounting design,              Name recognition; limited
                                speaker manufacturer              greater sound dispersion,               marketing
                                                                  wide choice of decorator facades

ClearSpeech noise cancellation  Lucent, Texas Instruments, other  High-quality noise cancellation,        Name recognition; limited
algorithm                       large communications companies    avoidance of voice                      marketing
                                                                  quality degradation

ClearSpeech echo cancellation   Lucent, Texas Instruments, other  High-quality echo cancellation,         Name recognition; limited
algorithm                       large communications companies    avoidance of voice                      marketing
                                                                  quality degradation

MidPoint software               Hardware routers, freestanding    Comprehensive software solution -       Name recognition; limited
                                firewalls                         eliminates need to purchase various     marketing
                                                                  independent software and hardware
                                                                  products and configure them to
                                                                  work together

DMC's Sight & Sound system      In-store music providers such as  Ongoing cash incentives to site         Name recognition; limited
                                Muzak: other advertising media    owners, demographically targeted        marketing
                                                                  opportunity for advertisers

Artera Group's Artera Turbo     Other Internet service providers  Delivers broadband speeds from dial-up  Name recognition; limited
technology                                                        lines and greatly improved speed        marketing
                                                                  from broadband connections such as
                                                                  DSL and cable modem

K.   Government Contracts

     Prior to 1998, NCT acted as a government subcontractor in connection with the performance of various engineering and development services. Government contracts provide for cancellation at the government's sole discretion, in which event the contractor or subcontractor may recover its actual costs up to the date of cancellation, plus a specified profit percentage. Governmental expenditures for defense are subject to the political process and to rapidly changing world events, either or both of which may result in significant reductions in such expenditures in the proximate future. Government contracts are not viewed as a significant part of our business. No such contracts were in effect during 1999, 2000 or 2001.

L.   Research and Development

     NCT-sponsored research and development expenses aggregated $6.2 million, $4.4 million and $6.0 million for the years ended December 31, 1999, 2000 and 2001, respectively. The research and development services that had been conduced at Advancel were outsourced to Infinite Technology Corporation commencing in the third quarter of 2000. This arrangement provides for the development by Infinite Technology Corporation of a JavaTM-based digital signal processor semiconductor chip and the joint development of microprocessors or semiconductor chips in the future. Our objective in outsourcing the engineering and development services work previously performed at Advancel was to lower our costs in providing those services while retaining the microprocessor design capabilities on an outsourced basis. The development agreement does not have a definite expiration date; however, the parties expect that the research and development work will be performed by Infinite Technology Corporation within 24 months. The development fee will be paid with shares of our common stock in lieu of cash payments. We made an upfront payment with our shares of common stock to fund ITC's development services because ITC was not willing to commit its own working capital for the development work. See Notes 4 and 5 - notes to the consolidated financial statements for further details.

     Infinite Technology Corporation is the semiconductor original publishing enterprise specializing in the design, manufacturing and marketing of digital signal processing solutions to create system-on-chip products utilizing its proprietary RADcore(TM) technology. Founded in 1991, Infinite Technology Corporation also provides integrated circuit design services and software development. In May 2000, NCT's subsidiary, Advancel Logic Corporation, entered into a license agreement with Infinite Technology Corporation whereby Infinite Technology Corporation was granted exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java(TM) Turbo-J(TM) technology. The agreement also granted non-exclusive rights to Advancel's Java(TM) smart card core.

     Our key research and development activities over the last three years include:

o improvement to our echo cancellation and noise filtering algorithms including porting to specific hardware platforms and processor cores;
o    development of various versions of our ClearSpeech microphone technology;
o improvements to the active noise cancellation technologies used in our headset products;
o development of the piezoelectric flat panel transducer which forms the basis for the Gekko line of speaker products;
o    development of new algorithms and systems;
o    development of advertisement play verification software;
o    development  of  an  ambient  noise  compensator  for  commercial   speaker
     applications; and
o development of our echo cancellation/noise filtering software module appropriate for integration into an Internet telephony program.

M.   Environmental Regulation Compliance

     Compliance with Federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have any material effect upon our capital expenditures, earnings or competitive position.

N.   Employees

     NCT had 87 employees as of March 31, 2002. The employees include 24 in sales and marketing; 15 in executive and administrative roles; 15 in the areas of finance, accounting, human resources, legal, information technology and intellectual property; and 33 in engineering, operations and production. None of our employees is represented by a labor union. NCT considers its relationships with employees to be satisfactory.

O.   Acquisitions and Acquisition Efforts

     Please refer to Note 2 - notes to our consolidated financial statements for further information about acquisitions in 2000 and 2001. In 2000, we acquired Theater Radio Network, Inc., Midcore Software, Inc. and Pro Tech Communications, Inc. In 2001, we acquired Artera Group International Limited and 25% of DMC New York, Inc. Information about other acquisition efforts in 2001 follows.

     On February 28, 2001, our subsidiary, Artera Group, Inc., and CompuHelp Technologies, Inc., a national Internet service provider based in the New York metropolitan area, entered into a letter of intent. By the terms of the letter of intent, Artera would acquire CompuHelp by purchasing from CompuHelp's two sole shareholders all of the outstanding capital stock of CompuHelp in consideration for $500,000 in cash and $1,000,000 in aggregate stated value of Artera convertible preferred stock. Artera would also agree to assume up to $90,000 of CompuHelp's bank debt. In addition, if CompuHelp's Internet service provider business reached revenue and gross margin targets in the eight quarters following closing, up to an additional $2,000,000 of Artera convertible preferred stock would be issuable to CompuHelp's two selling shareholders. The letter of intent remained exclusive until April 30, 2001. In July 2001, Artera abandoned its effort to acquire CompuHelp and let the letter of intent to acquire CompuHelp expire.

     In May 2001, we entered into a letter of intent to acquire 50% of the capital stock of Digital Compact Classics, Inc. in exchange for our grant of a license to Digital Compact Classics to offer Sight & Sound distributed media service in the Los Angeles area. Under the letter of intent, Wells Investment Group planned to lead a group of investors to contribute $12 million to Digital Compact Classics to develop the Sight & Sound network in the Los Angeles designated market area for Distributed Media Corporation in exchange for 40% of Digital Compact Classic's equity. We abandoned our effort to acquire Digital Compact Classic because it ceased to be a going concern. We have fully reserved for approximately $0.2 million of short-term notes receivable with respect to Digital Compact Classic.

P.   Recent Financing Transactions

     Our financing transactions during the year ended December 31, 2001 are discussed in our consolidated financial statements. Those transactions and the footnote reference to notes to our consolidated financial statements are highlighted below:

     6% Convertible Notes issued by Artera Group, Inc.           Note 10
     Private Equity Credit Agreement                             Notes 14 and 21
     NCT Secured Convertible Notes Issued to Carole Salkind      Note 10
     Other NCT Group, Inc. Convertible Notes and Notes Payable   Note 10
     Convertible Note issued by NCT Video Displays, Inc.         Note 14
     Pro Tech Series B Preferred Stock                           Note 14

     Subsequent  to  December  31,  2001,   we  have   completed  the  financing
transactions described in Note 26 - notes to our consolidated financial statements.

Q.   Business Segments

     For a full discussion of business segments and geographic areas, see Notes 22 and 23 - notes to the consolidated financial statements.

R.   Available Information

     We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may review and copy these reports at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public from the SEC's website at http://www.sec.gov.

ITEM 2.     PROPERTIES.

     Our principal executive office and corporate headquarters are located in Westport, Connecticut where we lease approximately 18,700 square feet of space which is adequate for our purposes. The lease expires in March 2010 and provides for monthly rental of approximately $28,000 for the first five years and $31,000 for the next five years. This facility also houses our subsidiaries, DMC and Advancel, and DMC's subsidiary, DMC HealthMedia, and our sales and marketing offices. The facility also housed the DMC Cinema subsidiary until that subsidiary ceased operations on February 28, 2002.

     Until January 15, 2002, NCT maintained a research and technical support laboratory in Linthicum, Maryland, where we leased approximately 40,000 square feet of space. The leases provided for monthly rentals of approximately $36,000, subject to annual inflationary adjustments. The Linthicum facility has been closed. Substantially all of its operations have been consolidated at our Cambridge, England facility.

     Our European operations are conducted in Cambridge, England where we lease 4,000 square feet of space under a lease, which expires in April 2007 and provides for a current monthly rental of approximately $4,000, subject to annual inflationary adjustments. Effective January 15, 2002, we consolidated our former Linthicum, MD research and technical support operations with the activities of this facility. Until it ceased operations on April 5, 2002, Artera Group International Limited conducted its operations in a 10,400 square foot rented facility in Newcastle-under-Lyme, Staffordshire, England which required a monthly rental of approximately $10,000.

     Effective March 31, 2001, DMC Cinema closed its Clearwater, Florida facility and relocated its operations to Westport, Connecticut. DMC Cinema previously occupied approximately 1,400 square feet of space located at 4900 Creekside Dr., Suite E, Clearwater, Florida 33760 pursuant to a month to month rental arrangement. Until its relocation, DMC Cinema incurred monthly lease costs of approximately $1,400. Effective February 28, 2002, DMC Cinema ceased operations. See "Business - A. General Development of Business."

     Effective April 1, 2001, Pro Tech's executive, sales and manufacturing offices occupy approximately 13,000 square feet of space located at 4492 Okeechobee Road, Fort Pierce, Florida pursuant to a five-year lease agreement for a monthly rental of approximately $5,000 increasing to approximately $8,000 over the term.

     Effective April 1, 2001, Midcore's sales and product development offices occupy approximately 6,100 square feet of space located at 900 Straits Turnpike, 2nd Floor, Middlebury, Connecticut pursuant to a five-year lease agreement for an average monthly rental of approximately $7,800.

     Effective March 21, 2002, NCT entered into a lease for approximately 2,400 square feet of space located at 7525 Connelley Drive, Suite C, Hanover, Maryland for a term of approximately three years at a monthly rental of $2,400.

     We believe our facilities provide us with adequate space for the near term consistent with our current business plans. We do not intend to lease additional space during 2002.

ITEM 3.     LEGAL PROCEEDINGS.

     Andrea Electronics Corp. Patent and Trademark Litigation

     By a letter dated September 9, 1997, our competitor, Andrea Electronics Corporation, informed us that it believed NCT was improperly using the term "ANR Ready" and infringing upon a trademark owned by Andrea. Representatives of existing and/or potential customers also have informed us that Andrea has made statements claiming that our manufacture and/or sale of specified in-flight entertainment system products infringe a patent owned by the competitor. We received a notice dated March 24, 1998 from Andrea notifying us of its concerns but not confirming any intention to file suit against NCT. NCT exchanged correspondence with Andrea, but we could not come to any resolution. NCT was informed by representatives of existing and/or potential customers that Andrea was continuing to state or imply that NCT was infringing.

     On November 17, 1998, NCT and NCT Hearing filed a complaint against Andrea in the U.S. District Court for the Eastern District of New York. Our complaint requested that the court enter judgment in our favor as follows: (1) declare that the two Andrea patents at issue are invalid and unenforceable and that our products do not infringe upon them; (2) declare that the two Andrea patents at issue are unenforceable due to misuse by Andrea; (3) award NCT compensatory damages of no less than $5 million and punitive damages of $50 million for Andrea's tortious interference with NCT's prospective contractual arrangements;
(4) enjoin Andrea from stating or implying that NCT's products or their use are infringing any Andrea-owned patents; and (5) award any other relief the court deems appropriate.

     On or about December 30, 1998, Andrea filed its answer to our complaint. Andrea generally denied the above allegations and brought counterclaims against NCT and NCT Hearing. These include claims that NCT has infringed the two Andrea patents at issue, that NCT's use of the "ANR Ready" trademark violated the Lanham Act and that NCT unfairly competed with Andrea by using the trademark.

     NCT and NCT Hearing have since filed a reply and requested that the court dismiss the counterclaims and enter judgment in our favor. NCT also argued that Andrea is prevented from recovering under various equitable theories and defenses. Discovery in this suit commenced in mid-1999. No trial date has yet been set. In January 2002, NCT's two co-counsel in this action withdrew from the case because of NCT's untimely payments for legal services. NCT is seeking to retain new counsel in the action.

     Management cannot assess the likelihood that resolution of this suit will or will not have a material adverse effect on NCT's financial position or operations. Approximately 3% of our business depends on the patents in dispute. However, in the event that the lawsuit does result in a substantial final judgment against NCT, the judgment could have a material effect on our quarterly or annual operating results.

     Schwebel Capital Litigation

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

     NCT Audio Arbitration

     On September 16, 1999, NCT Audio filed a demand for arbitration before the American Arbitration Association in Wilmington, Delaware, against Top Source Technologies, Inc. and its subsidiary, Top Source Automotive, Inc., alleging, among other things, breach of the asset purchase agreement by which TSA was to sell its assets to NCT Audio, breach of fiduciary duties to a shareholder (NCT Audio holds 15% of the outstanding stock of TSA), and breach of the obligations of good faith and fair dealing. NCT Audio seeks rescission of the asset purchase agreement and recovery of monies paid to TST for TSA's assets. Concurrently, NCT Audio commenced a preliminary injunction proceeding in the Delaware Court of Chancery, seeking to prevent TST from selling TSA's assets to Onkyo America pending completion of the arbitration proceeding. NCT Audio subsequently withdrew such court action. On December 8, 1999, TST and TSA filed an answer and counterclaim in connection with the arbitration proceeding. They asserted the counterclaim to recover (1) the $1 million differential between the $9 million purchase price paid by Onkyo America for TSA's assets and the $10 million purchase price that NCT Audio had been obligated to pay; (2) expenses associated with extending NCT Audio's time to close the transaction; (3) the monies and stock owed under the extension agreements; and (4) specific legal expenses incurred by them.

     The above arbitration arises out of an asset purchase agreement, dated August 14, 1998, by and between NCT, TST and TSA, whereby NCT was granted the exclusive option to purchase substantially all of the assets of TSA. Pursuant to the asset purchase agreement, NCT became the owner of 20% of the shares of TSA and TST owned the remaining 80% interest in TSA. The closing date of the asset purchase agreement was extended on two occasions, March 30, 1999 and May 25, 1999, for substantial additional consideration paid by NCT, including NCT's surrender of 5% of the shares of TSA. One day after the May 25th extension agreement was executed, TST and TSA announced in a press release that they had negotiated a competing transaction with Onkyo America, Inc. whereby Onkyo would purchase substantially all of the assets of TSA in the event that NCT was unable to close by the deadline of July 15, 1999.

     As a direct result of the announcement of a competing transaction, NCT was unable to obtain funding to close the transaction by July 15, 1999. NCT attempted to enjoin the closing of the transaction with Onkyo by way of an application for preliminary injunction or temporary restraining order brought in the Delaware Chancery Court on September 16, 1999. This action sought to enjoin TST and TSA from closing with Onkyo until a decision was rendered in connection with our demand for Arbitration filed with the American Arbitration Association on September 16, 1999. On September 17, 1999, prior to the scheduling of the hearing regarding the application for preliminary injunction or temporary restraining order, the attorney and agent of TST and TSA orally represented to counsel for NCT that the Onkyo transaction was not scheduled to close for at least a month. On that basis, NCT agreed not to seek an immediate hearing on the application. Less than two weeks after that representation, on October 1, 1999, TST and Onkyo closed their transaction without any notice to NCT, a minority shareholder of TSA. Since the purpose of the injunction was to prohibit the sale of TSA's assets to Onkyo, and that had already occurred, NCT withdrew its application for injunctive relief and has proceeded with the arbitration.

     NCT's demand for arbitration sets forth several causes of action, including breach of the duties of good faith and fair dealing in connection with the asset purchase agreement, breach of the exclusive option provision of the asset purchase agreement, breach of the payout provisions, fraudulent inducement and/or fraudulent concealment in connection with the May 25, 1999 extension agreement, negligent misrepresentation by failing to disclose the negotiation of a competing transaction with Onkyo, and breach of the fiduciary duties owed to minority shareholders. The demand for arbitration requests specific performance or rescission of the asset purchase agreement, and further claims damages due to TST's and TSA's breaches of the duties of good faith and fair dealing, breaches of the fiduciary duties owed by the majority shareholders to minority shareholders, and fraudulent misrepresentations in connection with the asset purchase agreement and the amendments thereto. NCT seeks recovery of the $3.5 million invested in the asset purchase agreement, or recovery of its pro rata share of the sales proceeds paid by Onkyo for TSA's assets.

     On December 8, 1999, TST and TSA brought a counterclaim against NCT in the arbitration action seeking the following: the sum of $204,315 allegedly due and owing on a promissory note issued by NCT as consideration for the extension of the closing date in the asset purchase agreement from March 31, 1999 to May 28, 1999; the monetary equivalent of $100,000 of NCT's convertible preferred stock allegedly owed to TSA by NCT as consideration for extending the closing date to May 28, 1999; the sum of $1,000,000, constituting the difference between the price to be paid by NCT under the asset purchase agreement and the actual price paid by Onkyo for TSA's assets; reimbursement of expenses incurred by TST and TSA in connection with the failure to close the asset purchase agreement in excess of $300,000; and recovery of legal fees in connection with the arbitration and the application for a temporary injunction. NCT maintains that the promissory note and stock were procured by fraud perpetrated by TST and/or TSA and otherwise denies the allegations of the counterclaims. On July 17, 2000, NCT Audio filed a revised demand for arbitration, which elaborated on the claims, arguments and requests for relief of the original demand for arbitration. On November 27, 2001, NCT Audio filed an amended arbitration claim, which further expanded on the claims, arguments and requests for relief of the original and revised demands for arbitration and which added a claim for breach by TST and TSA of a confidentiality agreement entered into with NCT Audio in connection with their August 14, 1998 asset purchase agreement.

     On or about December 18, 2001, while the parties were completing discovery with an arbitration hearing scheduled to begin on January 21, 2002, TST (under its new name Global Technovations, Inc.) and TSA filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. Under federal law, those filings stayed NCT's arbitration proceedings with TSA and TST. Shortly after the initial filings, the bankruptcy case was transferred to the U.S. Bankruptcy Court for the Eastern District of Michigan. NCT Audio was appointed to the creditors' committee in the bankruptcy case. NCT will file a proof of claim in the bankruptcy case, for amounts owed to it, and is considering whether any non-bankruptcy avenues of collection may exist.

     Theater Radio Network - InsiderStreet Litigation

     On December 6, 2000, our subsidiary DMC Cinema (formerly known as Theater Radio Network) filed suit against InsiderStreet.com, Inc. in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that InsiderStreet breached a May 5, 2000 advertising agreement with Theater Radio Network and seeks a declaratory judgment and specific performance of the agreement. The agreement provided that, in exchange for advertising services performed by Theater Radio Network, InsiderStreet would deliver to Theater Radio Network $3 million in common stock of InsiderStreet, with an adjustment in the number of shares to ensure that the total stock delivered was worth at least $2,000,000 on May 10, 2001 and with registration of all stock delivered. InsiderStreet has to date made only a partial delivery of shares and has not registered any of the shares delivered. Discovery in this litigation has begun. On October 23, 2001, Theater Radio Network terminated its representation by outside counsel in this action due to a possible conflict of interest. On March 26, 2002, Theater Radio Network retained new counsel to continue this action. Management believes that at this early stage it cannot assess the likelihood of a favorable outcome. Further, since the amount of damages, if any, DMC Cinema may recover cannot be quantified until the legal process is complete, no amount has been recorded in the financial statements.

     Theater Radio Network - Esrick Litigation

     On February 5, 2001, Steven Esrick, a former shareholder of Theater Radio Network, filed suit against DMC Cinema (formerly known as Theater Radio Network) and Theater Radio Network's former Chief Executive Officer and President in the Circuit Court of the Sixth Judicial Circuit for Pinellas County, Florida. The plaintiff's original complaint claimed that Theater Radio Network breached an alleged oral escrow agreement with the plaintiff arising out of the sale of
Theater Radio Network stock to DMC Cinema by Theater Radio Network's shareholders and sought unspecified damages. DMC Cinema denied the material allegations of this complaint and moved to dismiss the case against it. On November 8, 2001, while DMC Cinema's motion to dismiss was pending, Esrick amended his complaint, substituting for his original claim the claim that DMC Cinema breached an alleged agreement to deliver to him 50,000 registered shares of stock of InsiderStreet, Inc. On December 13, 2001, DMC Cinema filed an Answer to the amended complaint in which it denied the material allegations of the amended complaint. DMC Cinema intends to vigorously defend the action. Currently, the parties are conducting discovery. Management, in consultation with legal counsel, cannot at this stage determine the likelihood of an unfavorable outcome.

     Production Resource Group Litigation

     On June 6, 2001, Production Resource Group began legal proceedings against NCT and our subsidiary, Distributed Media Corporation, in the Superior Court for the Judicial District of Fairfield County, Connecticut. Production Resource Group's complaint alleges that NCT and DMC breached the terms of a July 19, 1999 lease, promissory note and warrant entered into in connection with the lease of some DMC Sight & Sound(TM) equipment. The complaint also alleges that NCT and DMC breached a January 11, 2001 resolution agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions, that we breached a May 11, 2001 agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions and the January 11, 2001 resolution agreement, and that we engaged in misrepresentations and fraud in connection with these matters. The plaintiff filed an application for pre-judgment remedy seeking to attach or garnish $2.25 million of our assets. On July 26, 2001, the court returned an order for pre-judgment remedy having found probable cause to sustain the validity of Production Resource Group's claim and gave Production Resource Group the right to attach or garnish up to $2.1 million of specified assets of NCT and Distributed Media Corporation. As of April 10, 2002, approximately $78,000 in NCT's cash or cash equivalent assets have actually been attached or garnished. On October 4, 2001, we filed an answer to the plaintiff's complaint, generally denying the plaintiff's allegations, seeking dismissal of the complaint and counterclaiming for breach of Production Resource Group's obligation to deliver equipment.

     On December 20, 2001, NCT and DMC accepted an Offer of Judgment requiring NCT and DMC to pay Production Resource Group $2.0 million. That judgment was entered on January 17, 2002. Production Resource Group is currently conducting post-judgment discovery regarding enforcement of that judgment. To the extent that payment of the judgment is in cash, such payment could be material to our cash position. As of December 31, 2001, we have recorded all anticipated liability related to this judgment.

     On January 2, 2002, outside the scope of the judgment entered into with NCT, Production Resource Group amended its complaint to allege that NCT's Chairman and Chief Executive Officer Michael Parrella, in dealing with Production Resource Group on behalf of NCT, committed unfair trade practices, fraud and breaches of good faith and fair dealing. Mr. Parrella has told NCT that he intends to deny the allegations. To the extent that NCT may ultimately indemnify Mr. Parrella for any liabilities arising out of these allegations and for related legal fees, we believe that our directors and officers indemnification insurance (after payment of a $100,000 deductible) will be adequate to cover such payments.

     BMI Arbitrations

     On January 11, 2002, Broadcast Music, Inc. ("BMI") commenced two arbitration proceedings against Theater Radio Network with the American Arbitration Association, for the respective amounts of $153,369.51 and $62,101.93. These proceedings were brought under agreements with Theater Radio Network dated December 11, 1998 (amended December 22, 1998) and June 29, 2001. BMI's claims are for license fees arising out of the alleged publication by Theater Radio Network of music in the BMI repertoire. Theater Radio Network denied the allegations of BMI. No further actions have occurred in these proceedings.

     Maryland Lease Litigation

     On or about January 31, 2002, an action was brought against NCT by West Nursery Land Holding Limited Partnership in the District Court of Maryland for Anne Arundel County. This action sought repossession of premises at 1025 West Nursery Road, Linthicum, MD and an award of $88,654.26 in connection with NCT's shutdown of its offices at, and abandonment of, such premises. On or about February 7, 2002, judgment as requested in the complaint was entered by the Court.

     Mesa Partners Matter

     On February 21, 2002, an action was brought by Mesa Partners, Inc. against NCT and DMC in Supreme Court, New York, Suffolk County for breach of an alleged contract for financial consulting services. The complaint seeks $429,576.27 plus interest, attorneys' fees and costs. On April 22, 2002, NCT and DMC filed an answer to the complaint in which they denied any liability. NCT and DMC intend to defend this action vigorously. At this stage, management cannot yet determine the likelihood of success of the claims.

     NCT believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on our financial position and results of operations. In the circumstances, based upon the information presently available, management believes that adequate provisions have been estimated and included in the consolidated financial statements for these matters.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

     Our common stock currently trades on the NASD OTC Bulletin Board under the symbol "NCTI". Prior to the January 6, 1999 delisting of NCT common stock from NASDAQ's National Market System, our common stock was listed on the NASDAQ/NMS under the symbol "NCTI". High and low closing bid price information for NCT's common stock for specified quarterly periods is set forth below:

                                   2000                          2001
                      -----------------------------   --------------------------
                         High              Low            High             Low
                      ------------     ------------   ------------     ---------
1st Quarter           $1.700           $0.160         $0.265           $0.145
2nd Quarter           $1.220           $0.360         $0.295           $0.1255
3rd Quarter           $0.515           $0.295         $0.162           $0.093
4th Quarter           $0.405           $0.172         $0.114           $0.071

     On April 26, 2002, the last reported sale of NCT's common stock as reported by the NASD OTC Bulletin was $0.11. As of December 31, 2001, there were approximately 3,800 shareholders of record representing approximately 48,000 beneficial owners of NCT's common stock.

     The company has neither declared nor paid any dividends on its shares of common stock since inception. Any decision as to the future payment of dividends will depend on the earnings and financial position of the company and such other factors as the Board of Directors deems relevant. The company anticipates that it will retain earnings, if any, in order to finance expansion of its operations, and has no intention of declaring dividends for the foreseeable future.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a description of our sales of unregistered securities during the year ended December 31, 2001.

ITEM 6.     SELECTED FINANCIAL DATA.

     The selected consolidated financial data set forth below is derived from the historical financial statements of NCT. The data set forth below is qualified in its entirety by and should be read in conjunction with "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included elsewhere in this Form 10-K.


(In thousands of dollars, except per share amounts)

                                                                               For the Year Ended
                                                                                  December 31,
                                                 ---------------------------------------------------------------------------
                                                        1997        1998          1999            2000             2001
                                                 ------------   -------------  ------------   -------------    -------------
REVENUES:
   Technology licensing fees and royalties           $ 3,630           $ 802       $ 3,552         $ 9,928          $ 5,633
   Product sales, net                                  1,720           2,097         2,208           2,001            4,568
   Advertising/media                                       -               -             -             828              279
   Engineering and development services                  368             425         1,303              83              132
                                                 ------------   -------------  ------------   -------------    -------------
      Total revenues                                 $ 5,718         $ 3,324       $ 7,063        $ 12,840         $ 10,612
                                                 ------------   -------------  ------------   -------------    -------------
COSTS, EXPENSES AND OTHER INCOME:
   Cost of product sales                             $ 2,271         $ 2,235       $ 2,767         $ 2,127          $ 3,340
   Cost of advertising/media                               -               -             -             814              332
   Cost of engineering and development services          316             275         2,216              55                2
   Selling, general and administrative                 5,347          11,470        11,878          11,408           20,869
   Research and development                            6,235           7,220         6,223           4,412            5,966
   Other operating (income) expense, net                   -          (3,264)        7,032  (c)      2,661  (d)      33,955 (e)
                                                 ------------   -------------  ------------   -------------    -------------
      Operating costs, expenses and other income    $ 14,169        $ 17,936      $ 30,116        $ 21,477         $ 64,464
                                                 ------------   -------------  ------------   -------------    -------------
Non-operating items:
   Other (income) expense, net                             -               -           166            (162)          16,099 (f)
   Interest (income) expense, net                      1,397            (429)          552           1,849            6,127 (g)
                                                 ------------   -------------  ------------   -------------    -------------
      Total costs and expenses                        15,566          17,507        30,834          23,164           86,690

NET LOSS BEFORE CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE                (9,848)        (14,183)      (23,771)        (10,324)         (76,078)
  Cumulative effect of change in
     accounting principle                                  -               -             -               -           (1,582)(h)
                                                 ------------   -------------  ------------   -------------    -------------
NET LOSS                                            $ (9,848)      $ (14,183)    $ (23,771)      $ (10,324)       $ (77,660)
Less:
Beneficial conversion features                         1,623           3,200        10,567           4,673              392
Preferred stock dividends                                285             485           494             113            1,252
                                                 ------------   -------------  ------------   -------------    -------------
      Loss attributable to
           common stockholders                     $ (11,756)      $ (17,868)    $ (34,832)      $ (15,110)       $ (79,304)
                                                 ============   =============  ============   =============    =============
 Weighted average number
       of common shares outstanding (a)              124,101         143,855       190,384         292,758          383,162
                                                 ============   =============  ============   =============    =============
 Basic and diluted net loss per share                $ (0.09)        $ (0.12)      $ (0.18)        $ (0.05)         $ (0.21)
                                                 ============   =============  ============   =============    =============


                                                                           As of December 31,
                                                 ---------------------------------------------------------------------------
                                                    1997            1998          1999            2000             2001
                                                 ------------   -------------  ------------   -------------    -------------
BALANCE SHEET DATA:
 Total assets                                       $ 17,361       $  15,465     $  13,377       $  39,382        $  20,009
 Total current liabilities                             2,984           5,937         7,728          23,386           56,959
 Total long term liabilities                               -               -         4,107           3,761            7,765
 Accumulated deficit                                 (93,521)       (107,704)     (131,475)       (141,799)        (219,459)
 Stockholders' equity (capital deficit) (b)           14,377           3,426          (367)          9,858          (53,463)
 Working capital (deficit)                            11,696          (1,187)       (3,281)         (9,727)         (52,636)

Footnotes:
(a) Excludes shares issuable upon the exercise of outstanding stock options, warrants and convertible preferred stock, since their effect would be antidilutive.

(b)  NCT has never declared nor paid cash dividends on its common stock.

(c) Includes a $2.4 million charge in connection with NCT's write down of its investment in Top Source Automotive to its estimated net realizable value; a $1.8 million reserve for an uncollectible promissory note and pre-acquisition costs related to Precision Power, Inc.; and a $3.1 million charge for the impairment of goodwill.

(d)  Includes $3.1 million charge for the impairment of goodwill.

(e) Includes $2.2 million charge for costs of exiting activities attributable to closing facilities and certain operations; $14.1 million charge for the impairment of goodwill (net of $2.1 million reduction of deferred revenue), $18.0 million write down for the acquisition of shares of DMC New York, Inc. (repurchased licenses and accrual for obligation to acquire remaining licenses); $1.3 million

     (net of $2.7 million reduction of deferred revenue) for reacquisition of two other DMC licenses and $1.5 million write down of investment in Top Source Automotive.

(f) Other non-operating (income) expense includes $7.0 million for other-than-temporary declines in value of available-for-sale securities; $2.3 million for finance costs associated with non-registration of shares; $2.3 million realized loss on sale of trading securities (NXT); $1.4 million decline in the fair value of a warrant; $1.2 million default penalties on debt; and $1.0 million reserve for notes receivable.

(g) Interest (income) expense includes $3.3 million amortization of debt discounts; $0.9 million relating to the beneficial conversion feature on convertible debt; $0.7 million from debt issuance costs; and $1.2 million interest charges on indebtedness.

(h) Upon adoption of SFAS No. 138 effective January 1, 2001, the reduction in the fair value of derivatives, which consists of a warrant to purchase common stock of a licensee, was reported as a cumulative effect of change in accounting principle.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The  following   discussion   should  be  read  in  conjunction   with  our
consolidated financial statements and the notes thereto included herein.

     Caution Concerning Forward-Looking Statements

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report on Form 10-K contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management.

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

     Investors should also be aware that while NCT might, from time to time, communicate with securities analysts, it is against our policy to disclose to them any non-public information or other confidential commercial information. Accordingly, investors should not assume that NCT agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, NCT has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts or others contain any projections, forecasts or opinions, such reports are not the responsibility of NCT. All references to years, unless otherwise noted, refer to our fiscal year, which ends on December
31. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

     Overview

     NCT's operating revenues are comprised of technology licensing fees and royalties, product sales, advertising/media and engineering and development services. Revenue is recognized when earned. Technology licensing fees are generally recognized upon execution of the agreement but are deferred if subject to completion of any performance criteria then recognized once the performance criteria have been met. Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements. Revenue from product sales is recognized when the product is shipped. Revenue from advertising sales is recognized when the advertisements are aired or displayed. Revenue from engineering and development services is generally recognized and billed as the services are performed. The mix of our revenue sources during any reporting period may have a material impact on our results. In particular, our execution of technology licensing agreements and the timing of the revenue recognized therefrom has not been predictable. Operating revenues in 2001 consisted of approximately 53.1% in technology licensing fees and royalties, 43.1% in product sales, 2.6% in advertising/media and 1.2% in engineering and development services.

     NCT continued its practice of marketing its technology through licensing to third parties for fees, generally by obtaining technology license fees when initiating alliances with new partners, and subsequent royalties. We have entered into a number of licensing relationships with established firms for the integration of our technology into products. The speed with which we can achieve the commercialization of our technology depends in large part upon the time taken by these firms for product testing and their assessment of how best to integrate our technology into their products and manufacturing operations. While we work with these firms on product testing and integration, we are not always able to influence how quickly this process can be completed.

     Presently, we are selling products through several of our licensees, including: Ultra is installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft; Oki is integrating ClearSpeech(R) algorithm into large scale integrated circuits for communications applications; and BE Aerospace and Long Prosper are providing NoiseBuster(R) components for United Airlines' and five other international carriers' comprehensive in-flight entertainment and information systems.

     The availability of high-quality, low-cost electronic components for integration into our products also is critical to the commercialization of our technology. NCT is working with its licensees and key suppliers to reduce the size and cost of our systems, so that NCT will be able to offer low-cost electronics and other components suitable for high-volume production.

     Since its inception, NCT has incurred substantial losses from operations which have been recurring and amounted to $219.5 million on a cumulative basis through December 31, 2001. NCT's internally generated funds from its revenue sources have not been sufficient to cover its operating costs. NCT has been able to continue its operations by raising additional capital to fund its future operations. Refer to "Liquidity and Capital Resources" below. The ability of our revenue sources, especially technology license fees, royalties, product sales and advertising/media, to generate significant cash for our operations is critical to our long term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current negotiations with respect to licenses and royalty revenues.

     As of December 31, 2001, cash and cash equivalents amounted to $0.6 million and working capital (deficit) was $(52.6) million. Management believes that currently available funds will not be sufficient to sustain NCT through the next six months. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of funding realized from our revenue sources: technology licensing fees and royalties, product sales, advertising/media revenue and engineering and development services, all of which are presently uncertain. In the event that cash from our revenue sources is not realized as planned, then management believes additional working capital financing must be obtained through the private placement of additional equity of NCT in the form of common stock, convertible preferred stock and/or convertible debt. There is no assurance any such financing is or would become available.

     NCT's consolidated financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2001 about NCT's ability to continue as a going concern. NCT's accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

     Results of Operations

     Year ended December 31, 2001 compared to year ended December 31, 2000.

     Total revenues in 2001 decreased by $2.2 million, or 17.2%, from $12.8 million in 2000 to $10.6 million in 2001 reflecting decreases in our technology licensing fees and royalties and our advertising/media revenue sources. Total costs and expenses during the same period increased by 274.2%, or $63.5 million, primarily due to items recorded in 2001 for: a) the impairment of goodwill related to Artera International ($9.8 million), DMC Cinema ($1.3 million net of $2.1 million reduction in deferred revenue) NCT Audio ($2.1 million) and ConnectClearly ($0.9 million) as outlined in Notes 3 and 14 to the consolidated financial statements; b) costs to reacquire DMC New York and two DMC licenses ($19.3 million) and Top Source Automotive, Inc. ($1.5 million) included in write downs of investment and repurchased licenses in our consolidated statement of operations; and c) other-than-temporary losses on InsiderStreet ($2.5 million) and Infinite Technology Corporation ($3.9 million) marketable securities.

     Technology licensing fees and royalties decreased $4.3 million, or 43.4%, from $9.9 million in 2000 to $5.6 million in 2001. The technology licensing fees and royalties for 2001 were primarily due to recognition of deferred revenue of $1.6 million license fee from NXT entered into in 2001, $2.3 million from Teltran, $1.0 million from Infinite Technology Corporation, and $0.2 million from two DMC licenses. The decrease compared to fiscal 2000 is attributable to fewer technology license opportunities closed during 2001 and an increase in the time period over which these licenses are recognized.

     Product sales increased $2.6 million, or 130.0%, from $2.0 million in 2000 to $4.6 million in 2001 primarily due to the impact of acquisitions. Pro Tech has been included for a full year as compared to approximately three months in 2000 and Artera International has been included for approximately ten months. Excluding the effect of acquisitions, product sales decreased approximately $0.3 million, or 19.6%, due to declines in sales of communication products, particularly the ClearSpeech(R) product line and sales of NCT Audio products, particularly Gekko(TM) flat speakers. The decline in sales of communications products is attributable to an economic downturn in that sector. The decrease in speakers sold by NCT Audio was due to a lack of promotional effort and a change in focus during the fourth quarter from product sales toward technology licensing. Cost of product sales increased $1.2 million, or 57.1%, from $2.1 million in 2000 to $3.3 million in 2001, due to the impact of acquisitions. Excluding the effect of acquisitions, cost of product sales decreased approximately $0.3 million or 16.7%. The product gross profit margin improved to 26.9% in 2001 from (6.3)% in 2000. We expect this trend to continue.

     Revenue from advertising/media decreased $0.5 million, or 62.5%, from $0.8 million in 2000 to $0.3 million in 2001. Advertising/media revenues are derived from the sale of audio and visual advertising in the Sight & Sound(TM) locations. Cost of advertising/media revenue decreased $0.5 million, or 62.5% from $0.8 million in 2000 to $0.3 million in 2001. These costs include the commissions paid to advertising representatives and agencies and communications to the Sight & Sound(TM) locations. We anticipate DMC gross profit margins will exceed 50% once the Sight & Sound network is fully installed in out-of-home venues.

     Revenue from engineering and development services was $0.1 million in 2001 and 2000, due to a continuation of our reduced emphasis on providing engineering and development services as a primary revenue source. Cost of engineering and development services was minimal.

     Selling, general and administrative expenses in 2001 increased $7.3 million, or 64.0%, to $18.7 million from $11.4 million in 2000, primarily due to higher compensation expenses, litigation and patent expenses, and depreciation, amortization and costs attributable to acquired companies. Our selling, general and administrative expenses include: compensation, which generally comprises from 36% to 50% of the total; professional fees and expenses, including legal services; non-cash depreciation and amortization; marketing and promotional costs; and travel, among other costs. We expect 2002 selling, general and administrative expenses to decrease as a result of exiting certain activities.

     Research and development expenditures in 2001 increased $1.6 million or 36.4% to $6.0 million from $4.4 million in 2000, primarily due to research and development expenses of $1.0 million under the Infinite Technology Corporation agreement.

     Included in NCT's total costs and expenses were non-cash expenditures including depreciation and amortization of $3.0 million and $2.0 million in 2001 and 2000, respectively, impairment of goodwill of $14.1 million (net of reduction in deferred revenue) and $3.1 million in 2001 and 2000, respectively, realized loss on marketable securities deemed other-than-temporary of $7.0 million and zero in 2001 and 2000, respectively, and interest expense of $6.2 million in 2001 and $1.9 million in 2000 due to an increase in debt financing.

     Interest expense increased by 226.3%, or $4.3 million, to $6.2 million in 2001 from $1.9 million in 2000. The 2001 interest expense was primarily due to the increase in debt financing during 2001 (see Note 10 - notes to the consolidated financial statements). Interest includes $3.3 million amortization of original issue discount, $1.2 million of interest expense on debt, $0.9 million of amortization of beneficial conversion feature, and $0.7 million amortization of debt issuance costs.

     NCT had estimated net operating loss carryforwards of $119.3 million and research and development credit carryforwards of approximately $2.4 million for federal income tax purposes at December 31, 2001. No tax benefit for these operating losses has been recorded in NCT's financial statements. Our ability to utilize our net operating loss carryforwards may be subject to an annual limitation.

     Year ended December 31, 2000 compared to year ended December 31, 1999.

     Total revenues in 2000 increased by 80.3% to $12.8 million from $7.1 million in 1999 reflecting increases in our technology licensing fees and royalties and our advertising/media revenue sources. Total costs and expenses during the same period decreased by 24.9%, or $7.7 million, primarily due to items recorded in 1999 for the write down of an investment in Top Source Automotive, Inc. of $2.4 million (see note 9 to the consolidated financial statements) and a reserve for promissory notes due from Precision Power, Inc. and related pre-acquisition costs of $1.8 million.

     Technology licensing fees and royalties increased by 175%, or $6.3 million, to $9.9 million from $3.6 million in 1999. The technology licensing fees and royalties for 2000 were primarily due to a $3.6 million technology license fee from Infinite Technology Corporation, a $2.4 million technology license fee from Pro Tech, a $2.0 million technology license fee from Vidikron of America, Inc., $1.1 million recognition of deferred revenue with respect to two DMC licenses entered into in 2000 and $0.4 million recognition of deferred revenue attributable to the Teltran license entered into by Midcore in 2000. The increase compared to 1999 is attributable to the value of licensing opportunities closed in 2000. The ITC, Pro Tech and Vidikron license fees were recognized in the third quarter of 2000 and comprised approximately 62% of total revenues for 2000. In 1999, approximately 59% of total revenues were recognized in the first quarter due primarily to the timing of entering into technology licensing arrangements.

     Product sales decreased in 2000 by 9.1% to $2.0 million from $2.2 million in 1999 reflecting the decreased sales of the Gekko(TM) flat speakers, hearing products, including the NoiseBuster(R) and ProActive(R) product lines, and communication products including the ClearSpeech(R) product line, partially offset by increases attributable to acquired companies, primarily Pro Tech. The decline in our product sales in 2000 compared to 1999 was primarily attributable to a decrease in speakers sold by NCT Audio due to a lack of promotional effort and lack of availability of the appropriate product mix. Cost of product sales decreased 25.0% to $2.1 million in 2000 from $2.8 million in 1999, due to a more profitable mix of product sales in 2000 compared to 1999. The product gross profit margin improved to (6.3)% from (25.3)% in 1999.

     Advertising/media revenues were $0.8 million in 2000 compared to zero in 1999. Advertising/media revenues are derived from the sale of audio and visual advertising in the Sight & Sound(TM) locations. Cost of advertising/media revenue was $0.8 million in 2000 compared to zero in 1999. These costs include the commissions paid to advertising representatives and agencies and communications to the Sight & Sound(TM) locations.

     Revenue from engineering and development services decreased in 2000 by 93.6% to $0.1 million from $1.3 million in 1999, in part due to research and development previously conducted at Advancel being outsourced to ITC commencing in the third quarter of 2000 and a continuation of our reduced emphasis on providing engineering and development services as a primary revenue source. Cost of engineering and development services decreased in 2000 by 98% to $0.1 million primarily due to attrition of Advancel employees and completion of ongoing contracts. Our objective in outsourcing the engineering and development services work previously performed at Advancel was to lower our costs while retaining the microprocessor design capabilities on an outsourced basis.

     Selling, general and administrative expenses in 2000 decreased by 3.3%, or $0.4 million, to $11.4 million from $11.8 million in 1999, primarily due to decreases in litigation and patent expenses and in selling and marketing related expenses, partially offset by higher compensation expenses and depreciation, amortization and costs attributable to acquired companies. For the year ended December 31, 2000, selling, general and administrative expenses included an $0.8 million charge to bad debt expense relating to the reduction in value, at December 31, 2000, of the marketable securities included as consideration for the Teltran license transaction (see Note 9 - notes to the consolidated financial statements). NCT received the marketable securities in January 2001. Our selling, general and administrative expenses include: compensation, which generally comprises from 36% to 50% of the total; professional fees and expenses, including legal services; non-cash depreciation and amortization; marketing and promotional costs; and travel, among other costs.

     Research and development expenditures in 2000 decreased by 29.1% to $4.4 million from $6.2 million in 1999, primarily through attrition of Advancel employees in 1999 and 2000. Commencing in the third quarter of 2000, research and development previously conducted at Advancel has been outsourced to Infinite Technology Corporation. NCT issued shares of its common stock having a market value of $3.0 million to Infinite Technology Corporation as prepaid research and engineering costs during 2000. No expense for the outsourcing of research and development was recorded for the year ended December 31, 2000 as Infinite Technology Corporation had not advised us of the commencement of the research and development under this agreement.

     Included in NCT's total costs and expenses were non-cash expenditures including depreciation and amortization of $2.0 million for each of 2000 and 1999, impairment of goodwill of $3.1 million in each of 2000 and 1999 and interest expense of $1.0 million in 2000 and $0.2 million in 1999 due to a beneficial conversion feature on our convertible notes. The impairment of goodwill is attributable to continued losses of NCT's majority-owned subsidiary, NCT Audio. In 1999, NCT Audio changed its business strategy to suspend its acquisition efforts.

     Interest expense increased to $1.9 million in 2000 from $0.6 million in 1999. The 2000 interest expense was primarily due to the recording of a beneficial conversion feature of $1.0 million in connection with the March 27, 2000 convertible note issued to Carole Salkind, classified as interest expense, and original issue discount amounts of $0.1 million in connection with promissory notes entered into during 2000.

     NCT had net operating loss carryforwards of $104.8 million and research and development credit carryforwards of $2.0 million for federal income tax purposes at December 31, 2000. No tax benefit for these operating losses has been recorded in NCT's financial statements. Our ability to utilize our net operating loss carryforwards may be subject to an annual limitation.

     Liquidity and Capital Resources

     NCT has incurred substantial losses from operations since its inception, which have been recurring and amounted to $219.5 million on a cumulative basis through December 31, 2001. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

o    the sale of our and our subsidiaries' common stock;
o the sale of our and our subsidiaries' preferred stock, convertible into common stock;
o    issuance of our and our subsidiaries' convertible debt;
o    technology licensing fees;
o    royalties;
o    product sales;
o    advertising/media revenues; and
o    engineering and development services.

     Management believes that currently available funds will not be sufficient to sustain NCT through the next six months. Such funds consist of available cash, marketable securities and the funding derived from our revenue sources: technology licensing fees and royalties, product sales, advertising/media and engineering and development services. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of funding realized from our revenue sources, all of which are presently uncertain. In the event that funding from our revenues are not realized as planned, then management believes additional working capital financing must be obtained through the private placement or public offering of additional equity of NCT or its subsidiaries in the form of common stock, convertible preferred stock and/or convertible debt. Proceeds from sales of our subsidiaries' securities are used for the benefit of the issuing subsidiary, and there are generally contractual restrictions to that effect. There is no assurance any such financing is or would become available.

     In the event that external financing is not available or timely, NCT would have to substantially reduce its level of operations. These reductions could have an adverse effect on NCT's relationships with its customers and suppliers. Uncertainty exists with respect to the adequacy of current funds and marketable securities to support NCT's activities until positive cash flow from operations can be achieved, and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at December 31, 2001 about NCT's ability to continue as a going concern.

     We recently entered into financing transactions because internally generated funding sources were insufficient to maintain our operations. These financing transactions are described in notes to our consolidated financial statements and as outlined above at "The Business - P. Recent Financing Transactions" include:

         6% Convertible Notes issued by Artera Group, Inc.
         Private Equity Credit Agreement
         NCT Secured Convertible Notes Issued to Carole Salkind
         Other NCT Group, Inc. Notes
         Convertible Note issued by NCT Video
         Pro Tech Series B Preferred Stock

     At December 31, 2001, cash and cash equivalents were $0.6 million. NCT's working capital deficit was $(52.6) million at December 31, 2001, compared to a deficit of $(9.7) million at December 31, 2000. This $42.9 million increase was primarily due to the license reacquisition liability ($18.0 million), the issuance of short-term convertible notes and notes payable ($14.9 million outstanding as of December 31, 2001) and the liabilities acquired from the purchase of Artera Group International Limited ($4.0 million) in 2001.

     Net cash used in operating activities for the year ended December 31, 2001 and 2000 was $12.0 million and $10.5 million, respectively.

     Our net accounts receivable decreased to $0.7 million at December 31, 2001 from $5.4 million at December 31, 2000. This decrease was due to the collection of amounts due under license agreements entered into in 2000 and a decline in new technology license agreements entered into in 2001 compared to 2000.

     Our net inventory level decreased to $1.4 million at December 31, 2001, from $2.2 million at December 31, 2000. The decrease was due to product sales and an increased inventory reserve.

     Deferred revenue aggregated $9.4 million as of December 31, 2001 and 2000. NCT does not expect to realize additional cash from deferred revenue.

     To improve our future operating cash flow, we implemented substantial cost reduction plans in late 2001. These plans included the consolidation of various duplicate selling, general and administrative expenses due to the acquisitions made in 2000 and reductions in the number of employees.

     Net cash provided by investing activities was $4.4 million for the year ended December 31, 2001 as compared to $0.5 million in net cash provided by investing activities for the year ended December 31, 2000. The net cash provided by investing activities for the year ended December 31, 2001 was primarily due to proceeds received from dispositions of investments in marketable securities of NXT, partially offset by capital expenditures and investments.

     Capital expenditures in 2001 used $1.4 million compared to $0.3 million in 2000. The most significant capital expenditures related to the purchase of property and equipment and leasehold improvements for Pro Tech and Artera International of $1.0 million.

     For the year ended December 31, 2001, NCT received $6.9 million in cash proceeds from the sale of all of the NXT ordinary shares received in 2001, net of fees and expenses (see Note 4 - notes to the consolidated financial statements). The proceeds were used to fund working capital requirements. Under the new NXT agreements, NCT had a requirement to apply at least 66% of the proceeds received from the sale of these shares to the development of the business of Distributed Media Corporation. We met this obligation. NCT realized a loss of approximately $2.3 million from the sale of the NXT ordinary shares which is included in other (income) expense in NCT's consolidated statement of operations for the year ended December 31, 2001.

     In addition to available cash and cash equivalents, our available-for-sale securities are additional sources of liquidity. At December 31, 2001 and December 31, 2000, our available-for-sale securities had approximate fair market values of $2.1 million and $5.1 million, respectively (see Notes 5 and 9 - notes to the consolidated financial statements). The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility, and, in general, suffered a decline during 2001. In addition, the realizable value of these securities is subject to market and other conditions.

     Net cash provided from financing activities for the year ended December 31, 2001 was $7.0 million and was primarily attributable to the issuance of debt as outlined in Note 10 - notes to the consolidated financial statements. At December 31, 2001, NCT's debt (all classified as short-term) was $14.9 million, net of original issue discounts of approximately $1.3 million (principally comprised of $13.1 million of face value of outstanding convertible notes and $3.2 million of outstanding notes payable) compared to $4.6 million of short-term debt at December 31, 2000. The cash proceeds received from the issuance of debt were used for general corporate purposes. The cash proceeds for debt we issued during 2001 includes:

o On January 9, 2001, Artera received aggregate net proceeds of $0.4 million from the issuance and sale of $5.0 million of 6% convertible notes due January 9, 2002. In addition, during December 2000, we had received $0.6 million as an advance for these notes.
o On February 13, 2001, NCT received net proceeds of $0.5 million from the issuance of a $0.5 million convertible note with an interest rate of prime due May 14, 2001.
o On March 14, 2001, NCT received aggregate net proceeds of $0.3 million from the issuance and sale of $0.3 million of 8% convertible notes due March 14, 2002.
o On April 4, 2001, Artera received aggregate net proceeds of $0.7 million from the issuance and sale of $0.9 million of 6% convertible notes due April 4, 2002.
o On April 12, 2001, NCT received aggregate net proceeds of $0.1 million from the issuance and sale of $0.1 million of 8% convertible notes due April 12, 2002.
o On April 12, 2001, NCT Video issued a $0.5 million of 8% convertible note due December 31, 2001. The $0.5 million had been advanced to NCT Video in December 2000.
o On May 25, 2001, Artera received aggregate net proceeds of $0.3 million from the issuance and sale of $0.4 million of 6% convertible notes due May 25, 2002.
o On June 29, 2001, Artera received aggregate net proceeds of $0.9 million in cash from the issuance and sale of $1.25 million of 6% convertible notes due June 29, 2002.
o On September 28, 2001, NCT received $1.0 million net proceeds from the issuance of a $2.5 million convertible note with an interest rate of prime plus two due September 28, 2002.
o On December 20, 2001, NCT received $1.0 million net proceeds from the issuance of an 8% convertible note for $2.0 million due December 20, 2002.
     o On December 2 7, 2001, NCT received $0.4 million net proceeds from the issuance and sale of a 5% promissory note for $0.4 million due January 10, 2002.

     From time to time in 2001, NCT defaulted on repayment of notes due Carole Salkind when due because NCT did not have the funds for repayment. Several of the defaulted notes were rolled into new short-term notes as further described in Note 10 of the notes to the consolidated financial statements. At December 31, 2001, we are in default of $1.7 million of note principal issued to Carole Salkind, $4.4 million of note principal on 6% notes issued to investors by Artera Group, Inc. and $1.0 million of note principal issued to Crammer Road LLC. No demand for payment has been made.

     On July 30, 2001, Pro Tech received aggregate net proceeds of $0.4 million in cash from the private placement of 500 shares of its series B convertible preferred stock and issued warrants to purchase 1,000,000 shares of its common stock. The proceeds were used by Pro Tech for general corporate purposes.

     NCT expects that from time to time its outstanding short-term debt may be replaced with new short-term debt or long-term borrowings. Although we believe that we can continue to access the capital markets in 2002 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by:

o    the liquidity of our common stock on the open market;
o    our current level of short-term debt; and
o    our credit ratings.

     In addition, many of the factors that affect NCT's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of NCT's control. There can be no assurance that NCT will continue to have access to the capital markets on favorable terms.

     In April 2001, we finalized a private equity credit agreement, which may provide us funds for operating purposes. See Notes 14 and 21 - notes to the consolidated financial statements for further details.

     From time to time, to provide needed cash that a warrant holder has indicated it is willing to provide, we may reduce the exercise price of outstanding warrants to a range that more closely approximates the then fair value of our common stock. On October 25, 2001 and November 14, 2001, we reduced the warrant exercise price for the acquisition of an aggregate of 10 million shares of our common stock from $0.32 per share to $0.08 per share. On December 20, 2001, we reduced the warrant exercise prices for the acquisition of our common stock from $0.13 to $0.071 (for 500,000 shares), from $0.093 to $0.071
(for 625,000 shares) and from $0.115 to $0.071 (for 1,000,000 shares). Also on December 20, 2001, we reduced the warrant exercise prices for the acquisition of $500,000 worth of our shares of common stock from $0.21 to $0.071 and for the acquisition of $500,000 worth of shares of common stock of Pro Tech Communications, Inc. from $0.44 to $0.06. These actions were not part of a plan but were driven by our liquidity needs at the respective times of the reductions.

     NCT has no lines of credit with banks or other lending institutions and, therefore, has no unused borrowing capacity.

     Going Concern Risks

     There can be no assurance that sufficient funding will be provided by technology licensing fees, royalties, product sales, advertising/media revenues and engineering and development revenue or additional capital. In that event, NCT would have to cut back its level of operations substantially in order to conserve cash. These reductions could have an adverse effect on NCT's relations with its partners and customers (see Note 1 - notes to the consolidated financial statements for further details).

     NCT believes that the level of financial resources available to it is a critical component in its ability to continue as a going concern. NCT may elect to raise additional capital, from time to time, through equity or debt financing in order to capitalize on business opportunities and market conditions. We expect that outstanding short-term debt may be replaced with new short or long-term borrowings from time to time. Although we believe that we can continue to access the capital markets in 2002 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by the liquidity of our common stock on the open market, our current level of short-term debt, and our credit ratings. In addition, many of the factors that affect NCT's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. There can be no assurances that NCT will continue to have access to the capital markets on favorable terms. NCT is in default of $7.1 million of its convertible notes at December 31, 2001. We have not received a demand for payment.

     The accompanying financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2001 about NCT's ability to continue as a going concern. The accompanying
financial   statements   do  not  include  any   adjustments   relating  to  the
recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

     Capital Expenditures

     NCT intends to continue  its  business  strategy  of working  with  supply,
manufacturing,   distribution  and  marketing   partners  to  commercialize  its
technology. The benefits of this strategy include:

o dependable sources of electronic and other components, which leverages on their purchasing power, provides important cost savings and accesses the most advanced technologies;
o utilization of the manufacturing capacity of our allies, enabling us to integrate our technology into products with limited capital investment; and
o access to well-established channels of distribution and marketing capability of leaders in several market segments.

     There were no material commitments for capital expenditures as of December 31, 2001, and no material commitments are anticipated in the near future.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     Based upon a hypothetical 10% proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth of new business and the expected borrowing level of variable-rate debt, the expected effect on net income related to our financial instruments would be immaterial.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Reports of the Independent Auditors Richard A. Eisner & Company, LLP and Goldstein Golub Kessler LLP and the financial statements and accompanying notes are filed as part of this Annual Report on Form 10-K. Please refer to the index on page 56.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 12, 2002, NCT notified its principal independent accountant, Goldstein Golub Kessler LLP ("GGK"), that the auditing services of GGK would no longer be required. GGK's dismissal was approved by NCT's Board of Directors and Audit Committee. GGK originally was selected as NCT's independent accountant in July 2000 to audit NCT's consolidated financial statements as of and for the year ended December 31, 2000.

     During NCT's fiscal year ended December 31, 2001, and during the interim period preceding its dismissal as NCT's independent accountant, there were no disagreements with GGK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of GGK, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. The report of GGK, dated April 9, 2001, on NCT's consolidated financial statements as of and for the year ended December 31, 2000 did not contain an adverse opinion and was not qualified or modified as to audit scope or accounting principles.

     On February 12, 2002, NCT engaged the accounting firm of Richard A. Eisner & Company, LLP ("RAE") as its principal independent accountant to audit the consolidated financial statements of NCT for the fiscal year ending December 31, 2001. The engagement was authorized by NCT's Board of Directors and Audit Committee. During the fiscal year ended December 31, 2001, and the subsequent period, neither NCT nor any person on NCT's behalf consulted RAE regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on NCT's consolidated financial statements, except for consultations regarding NCT's responses to comments from the Securities and Exchange Commission with respect to the December 31, 1999 financial statements audited by RAE included in prior filings with the Securities and Exchange Commission.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of NCT as of March 31, 2002.

Name                         Age    Positions and Offices
----                         ---    ---------------------
Michael J. Parrella          54     Chairman of the Board of Directors and
                                      Chief Executive Officer
Jay M. Haft                  66     Director
John J. McCloy II            64     Director
Samuel A. Oolie              65     Director
Irene Lebovics               49     Director, President
Cy E. Hammond                47     Senior Vice President, Chief Financial
                                      Officer, Treasurer and Assistant Secretary
Jonathan M. Charry, Ph.D.    54     Senior Vice President, Corporate Development
Irving M. Lebovics           50     Senior Vice President, Global Sales
Mark Melnick                 43     Vice President, General Counsel and
                                      Secretary

     Michael J. Parrella currently serves as Chief Executive Officer and Chairman of the Board of Directors of NCT. Mr. Parrella was elected Chairman of the Board of Directors of NCT on April 21, 2000, on which date he relinquished the position of President. From August 1995 to April 21, 2000, Mr. Parrella served as NCT's President and Chief Executive Officer. From November 1994 to July 1995, Mr. Parrella served as Executive Vice President of NCT. Prior to that, from February 1988 until November 1994, he served as President and Chief Operating Officer of NCT. He initially became a director in 1986 after evaluating the application potential of NCT's noise cancellation technology. At that time, he formed an investment group to acquire control of the Board of Directors and to raise new capital to restructure NCT and its research and development efforts. Mr. Parrella also serves as Chief Executive Officer and Acting President of NCT Audio Products, Inc., a subsidiary of NCT, a position to which he was elected on September 4, 1997. He became a director of NCT Audio Products, Inc. on August 25, 1998. On January 5, 2001, Mr. Parrella was elected Acting Chief Executive Officer of Advancel Logic Corporation, a subsidiary of NCT. Mr. Parrella is a director of Advancel Logic Corporation, serves as Chairman of the Board of Distributed Media Corporation, a subsidiary of NCT, and serves as Chairman of the Board of NCT Hearing Products, Inc., a subsidiary of NCT. Mr. Parrella became a director of NCT subsidiaries acquired in 2000, including Midcore Software, Inc. and Pro Tech Communications, Inc. In 2000 and 2001, he became a director of NCT subsidiaries formed in 2000 and 2001, including DMC Cinema, Inc., NCT Video Displays, Inc., DMC New York, Inc., ConnectClearly.com, Inc., DMC HealthMedia Inc., Artera Group, Inc., Distributed Media Corporation International Limited and Artera Group International Limited.

     Jay M. Haft currently serves as a director of NCT and had served as Chairman of the Board of Directors of NCT until April 21, 2000. From November 1994 to July 1995, he served as President of NCT. He also serves as a director of our subsidiaries, NCT Audio, DMC, Advancel and NCT Hearing. Mr. Haft is a strategic and financial consultant for growth stage companies. He is currently of counsel to Reed Smith. He was previously a senior corporate partner of Parker Duryee Rosoff & Haft (1989-1994) and prior to that, a founding partner of Wofsey, Certilman, Haft et al. (1966-1988). Mr. Haft is active in international corporate finance, mergers and acquisitions, as well as in the representation of emerging growth companies. He has actively participated in strategic planning and fund raising for many high-tech companies, leading edge medical technology companies and technical product, service and marketing companies. Mr. Haft is a director of numerous public and private corporations, including RVSI, Inc.
(OTC), DCAP Group, Inc. (OTC), Encore Medical Corporation (OTC), DUSA Pharmaceuticals, Inc. (OTC), and Oryx Technology Corp. (OTC). Mr. Haft serves as a Director of Florida International University.

     John J. McCloy II currently serves as a director of NCT. He served as Chief Executive Officer of NCT from September 1987 to November 1994 and as Chairman of the Board of Directors of NCT from September 1986 to November 1994. In addition, he served as NCT's Chief Financial Officer from November 1990 to February 1993 and as its Secretary-Treasurer from October 1986 to September 1987. Mr. McCloy was appointed a director of NCT Audio on November 14, 1997. Since 1981, he has been a private investor concentrating on venture capital and early stage investment projects in a variety of industries. Mr. McCloy is the Chairman of Mondial Ltd. and Unified Waste Services. He is a director of American University in Cairo and the Sound Shore Fund, Inc.

     Sam Oolie currently serves as a director of NCT. Since his appointment on September 4, 1997, Mr. Oolie has also served as a director of NCT Audio. He is Chairman of NoFire Technologies, Inc., a manufacturer of high performance fire retardant products, and has held that position since August 1995. Since July 1985, he has also served as Chairman of Oolie Enterprises, an investment company. Mr. Oolie currently serves as a director of Comverse Technology, Inc.

     Irene Lebovics currently serves as a director and President of NCT and President of NCT Hearing Products, Inc. She served as Secretary of NCT from February 1999 until September 2001. On April 25, 2001, Ms. Lebovics became a director of NCT. On January 5, 2000, Ms. Lebovics was elected Acting Chief Marketing Officer and Secretary of Advancel Logic Corporation. In July 1989, she joined NCT as a Vice President and as President of NCT Medical Systems, Inc., a subsidiary of NCT. In January 1993, she was appointed Senior Vice President of NCT. In November 1994, Ms. Lebovics became President of NCT Hearing Products, Inc. In 1999, Ms. Lebovics was appointed as Executive Vice President, and in April 2000, she became President of NCT. She has held various positions in product marketing with Bristol-Myers, a consumer products company, and in advertising with McCaffrey and McCall. Ms. Lebovics is the spouse of Irving Lebovics, NCT's Senior Vice President of Global Sales. Ms. Lebovics also serves as director of various NCT subsidiaries, as follows: Distributed Media Corporation, ConnectClearly.com, Inc., NCT Hearing Products, Inc., NCT Video Displays, Inc., DMC New York, Inc., Artera Group, Inc., Artera Group International Limited, Midcore Software, Inc., Advancel Logic Corporation, Pro Tech Communications, Inc., Distributed Media Corporation International Limited, DMC HealthMedia Inc. and DMC Cinema, Inc.

     Cy E. Hammond currently serves as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of NCT. He joined NCT as Controller in January 1990 and was appointed a Vice President in February 1994. Mr. Hammond also serves as Acting Chief Financial Officer and Treasurer of NCT Audio, a position to which he was elected on September 4, 1997, and Acting Chief Financial Officer, Treasurer and Assistant Secretary for Advancel, a position to which he was elected on January 5, 2000. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations. Mr. Hammond is also a director of Pro Tech Communications, Inc., NCT Video Displays, Inc., DMC New York, Inc., Artera Group International Limited, Noise Cancellation Technologies (Europe), Inc. and ConnectClearly.com, Inc.

     Jonathan M. Charry, Ph.D. currently serves as Senior Vice President of Corporate Development, a position he has held since January 2000. Dr. Charry was Chairman and Chief Executive Officer of Digital Power Networks, Inc. from 1992 to 1999 and Chairman and Chief Executive Officer of Environmental Research Information, Inc. from 1984 to 1992. He has held appointments as a Rockefeller Foundation Fellow and Assistant Professor at the Rockefeller University, Adjunct Professor in Applied Social Psychology at New York University, and Senior Research Scientist at the New York Institute of Basic Research. He is a member of the American Psychological Association, The Rockefeller University Chapter of Sigma Xi, the American Association for the Advancement of Science, and the New York Academy of Sciences.

     Irving M. Lebovics currently serves as Senior Vice President, Global Sales, of NCT. He joined NCT in February 1998 as Vice President, Worldwide Sales. From January 1996 to February 1998, Mr. Lebovics was a principal of Enhanced Signal Processing, which exclusively sold NCT's technologies to large original equipment manufacturers. From 1993 to 1996, Mr. Lebovics served as Vice
President of Sales for Kasten Chase Applied Research, a wide area network hardware and software provider to companies such as Dow Jones and the Paris and Madrid stock exchanges. From 1985 to 1993, Mr. Lebovics served as Vice President of Sales for Relay Communications, a provider of PC-to-mainframe communications software and Microcom, Inc. (which acquired Relay Communications), a leading provider of modems and local area network equipment including bridges and routers. Irving M. Lebovics is the spouse of Irene Lebovics, President of NCT.

     Mark Melnick currently serves as Vice President, General Counsel and Secretary of NCT Group, Inc., positions he has held since September 2001. He also serves as Secretary of Distributed Media

Corporation, DMC Cinema, Inc., DMC HealthMedia Inc., NCT Audio Products, Inc., NCT Hearing Products, Inc., NCT Medical Systems, Inc., ConnectClearly.com, Inc., Midcore Software, Inc., Artera Group, Inc., Advancel Logic Corporation, NCT Muffler, Inc., Chaplin Patents Holding Company, Inc., NCT Far East, Inc. and NCT Video Displays, Inc. Effective January 1, 2002, Mr. Melnick was elected Secretary of Pro Tech Communications, Inc. From 1989 to 2000, Mr. Melnick was Counsel, Senior Counsel and then Assistant General Counsel of CBS Cable and its predecessor-in-interest Group W Satellite Communications (a division of
Westinghouse Broadcasting Co.), in the cable television field. From 1984 to 1988, he was an associate at the law firm of Stults & Marshall (now known as Balber Pickard Battistoni Maldonado & Van Der Tuin) in New York, NY. From 1982 to 1984, he was an associate at the law firm of Seyfarth, Shaw, Fairweather & Geraldson in New York, NY.

Committees of the Board of Directors

     Our Board of Directors has established a Compensation Committee and an Audit Committee.

     The Compensation Committee, which was appointed by the Board of Directors on July 10, 2001, reviews and determines the compensation policies, programs and procedures of the company as they relate to NCT's senior management and is presently comprised of Messrs. McCloy and Oolie. The Compensation Committee provides for the administration of stock option plans and addresses matters relating to the grant of warrants or options to acquire shares of the company's common stock and other securities.

     The Audit Committee is responsible for the review of the activities of the company's independent accountants. The Audit Committee is composed of Messrs. McCloy and Oolie and held three meetings during the fiscal year ended December 31, 2001. Effective April 25, 2001, the Board of Directors adopted a written charter for the Audit Committee. In addition, the Board of Directors determined that all of the Audit Committee members are independent.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulations of the SEC to furnish us with copies of all such reports. Based solely on its review of the copies of such reports received by it, or written representations from reporting persons that no reports were required for those persons, NCT believes that all filing requirements applicable to its officers, directors, and greater than 10%
shareholders were complied with during the period from January 1, 2001 to December 31, 2001, except that grants of options made in September 2001 under the 1992 Plan and the 2001 Plan to the following executive officers and directors: Messrs. Parrella, Haft, McCloy, Oolie, Lebovics, Hammond and Charry, and Ms. Lebovics, were not timely reported on Form 4 as required, but were subsequently reported on Form 5.

ITEM 11.     EXECUTIVE COMPENSATION.

Executive Compensation and Summary Compensation Table

     Set forth below is information for the three fiscal years ended December 31, 2001, 2000 and 1999 relating to compensation received by: (1) NCT's Chief Executive Officer; (2) the other four most highly compensated executive officers of NCT whose total annual salary and bonus for the fiscal year ended December 31, 2001 exceeded $100,000 who were serving as executive officers at the end of 2001; and (3) two additional individuals for whom disclosures would have been provided but for the fact that these individuals were not serving as executive officers as of December 31, 2001 (collectively the "Named Executive Officers").

                                                                                               Securities
                                                                            Other Annual       Underlying                All
         Name and Principal                                                 Compensation     Options/Warrants           Other
             Position                Year     Salary ($)     Bonus ($)         ($)(a)           SARs (#)            Compensation ($)
----------------------------------  -------- -----------    ------------  ---------------  -----------------     -------------------
Michael J. Parrella                  2001    $320,016        55,980         $20,688            5,324,505 (b)            $     -
   Chief Executive                   2000     136,667        63,000          20,688           20,664,634 (c)              7,198 (e)
   Officer and Chairman              1999     120,000        68,678          22,008            6,812,000 (d)              6,418 (e)
   of the Board

Irene Lebovics                       2001     200,000        78,390          12,000              800,000 (g)                  -
   President and                     2000     112,917             -          12,000            2,808,373 (h)                  -
   Director                          1999     105,000             -          12,000              250,000 (i)                  -

Cy E. Hammond                        2001     180,000        24,685          12,000              760,000 (j)                  -
   Senior Vice President,            2000     101,167        33,659          12,000            1,248,742 (k)                  -
   Chief Financial Officer,          1999      94,000        92,941          12,000              175,000 (l)                  -
   Treasurer

Jonathan M. Charry (m)               2001     200,000        32,170               -              400,000                      -
   Senior Vice President,            2000     200,000        34,539               -            1,378,049                      -
   Corporate Development

Irving M. Lebovics                   2001     150,000             -           9,000              300,000                      -
   Senior Vice President,            2000     150,000             -           9,000              411,891  (f)                 -
   Global Sales                      1999     150,000             -           9,000              100,000                      -

James A. McManus (n)                 2001     206,894             -               -              357,927                 33,287 (o)
   President and Chief               2000     197,917             -               -              275,610  (f)                 -
   Executive Officer,                1999     101,846         59,410              -              250,000                      -
   Distributed Media Corporation

Paul D. Siomkos (p)                  2001     150,000             -          12,000                    -                      -
   Senior Vice President,            2000     150,000             -          12,000              169,207  (f)                 -
   Operations                        1999     150,000             -          12,000              150,000                      -

Footnotes:
---------
(a) Other annual compensation is comprised of automotive lease payments or automotive allowances paid to the Named Executive Officers.

(b) Includes 2,824,505 shares that remained an obligation of NCT from a grant in 2000 as outlined in Note (c) below.

(c) Includes grants subsequently cancelled by the Board of Directors as outlined in Note (f) below. In addition, due to an insufficient number of shares available under the 1992 Plan in 2000, the Board of Directors reduced the grant made in December 2000 to Mr. Parrella to acquire 6,000,000 shares of common stock by 2,824,505 shares but remained obligated to provide such grant.

(d) In addition to a grant under the 1992 Plan for the purchase of 5,000,000 shares, includes replacement grants of warrants and options which would have otherwise expired in 1999. Includes a warrant to purchase 862,500 shares of NCT's common stock and an option granted under the 1987 Plan to purchase 250,000 shares of NCT's common stock as new grants due to the extension of the expiration dates from 1999 to February 1, 2004. In addition, includes various options under the 1992 Plan to acquire 699,500 shares of NCT's common stock as new grants due to the extension of expiration dates from 1999 to February 1, 2004.

(e) Consists of annual premiums for a $2.0 million personal life insurance policy paid by NCT on behalf of Mr. Parrella.

(f) Includes grants from January 2000 that were forfeited by the grantees on July 13, 2000 as follows: Mr. Parrella, 6,500,000 shares; Ms. Lebovics, 750,000 shares; Mr. Hammond, 250,000 shares; Mr. Lebovics, 105,000 shares; Mr. McManus, 100,000 shares and Mr. Siomkos, 75,000 shares. These options had been granted in January 2000 at an exercise price of $0.41 per share, subject to shareholder approval of an increase in the number of shares available under the 1992 Plan. On July 13, 2000, the shareholders approved the necessary increase in shares available under the 1992 Plan. On that day, the price of NCT common stock was $0.515. The Board accepted the forfeitures of the January grants and issued new grants on July 13, 2000 at an exercise price of $0.515 per share with the number of new options granted increased to an amount equal to the number of shares under the January 2000 grant times a factor of 1.2561.

(g) Includes 50,000 shares under a replacement grant of an option which expired in 2001. The expiration date of the new grant is February 11, 2004, and the exercise price is $0.75, the exercise price of the expired option.

(h) In addition to a grant subsequently forfeited as outlined in Note (f) above, includes 116,300 shares under replacement grants of options which would have otherwise expired in 2000. The expiration dates of these new grants are October 6, 2002 and July 15, 2003. These grants have an exercise price of $0.75, the exercise price of the options which would have expired in 2000.

(i) Includes a warrant to purchase 201,250 shares of NCT's common stock as a new grant due to the extension of the expiration date from 1999 to February 1, 2004. The exercise price of this warrant is $0.75, the same exercise price as the replaced warrant.

(j) Includes 10,000 shares under a replacement grant of an option which expired in 2001. The expiration date of the new grant is February 11, 2004, and the exercise price is $0.75, the exercise of the expired option.

(k) In addition to a grant subsequently forfeited as outlined in Note (f) above, includes 184,718 shares under replacement grants of options which would have otherwise expired in 2000. The expiration dates of these new grants are October 6, 2002 and July 15, 2003. These grants have an exercise price of $0.75, the exercise price of the options which would have expired in 2000.

(l) Includes a warrant to purchase 25,000 shares of NCT's common stock as a new grant due to the extension of the expiration date from 1999 to February 1, 2004. The exercise price of this warrant is $0.75, the same exercise price as the replaced warrant.

(m) Dr. Charry, Senior Vice President, Corporate Development, was hired effective January 3, 2000. In accordance with his letter of employment and incentive bonus arrangement, Dr. Charry was granted an initial stock option to acquire 500,000 shares at $0.16 per share. His salary is paid at the rate of $150,000 per annum and a guaranteed draw against future commissions of $50,000. In addition, Dr. Charry is eligible for an incentive bonus based upon specified performance milestones and cash overrides on various financings and licensing or strategic alliance agreements.

(n) On November 27, 2001, Mr. McManus resigned as President and Chief Executive Officer of Distributed Media Corporation. Mr. McManus was employed by Distributed Media Corporation effective March 1, 1999. Prior to that and from May 1998, Mr. McManus served as a consultant to Distributed Media Corporation. In accordance with his letter of employment, Mr. McManus was paid a salary at the rate of $120,000 per annum and a guaranteed first-year bonus of $70,000. His compensation was subject to 5% annual increases thereafter. The 1999 amounts herein represent payments for the period employed in 1999.

(o)  Represents  a stock  award of  357,927  shares of NCT  common  stock to Mr.
     McManus awarded on November 27, 2001, valued at $0.093 per share, the closing bid price the day preceding the stock award.

(p) On January 30, 2001, Mr. Siomkos resigned as Senior Vice President, Operations, a position he had held since his employment by NCT effective March 23, 1998.

                           Stock Options and Warrants

     The following table summarizes the Named Executive Officers' stock option and warrant activity during 2001:

                      Options and Warrants Granted in 2001

                                                                                                  Potential Realized Value
                               Shares            Percent of                                          at Assumed Annual
                             Underlying         Total Options                                       Rates of Stock Price
                               Options          And Warrants                                      Appreciation for Option
                                 And             Granted to       Exercise                          and Warrant Term (b)
                              Warrants           Employees         Price        Expiration     -------------------------------
        Name                  Granted           in 2001 (a)      Per Share         Date             5%               10%
------------------------   ------------        -------------   -------------    -----------    -------------      ------------
Michael J. Parrella            824,505  (c)        55.6%         $  0.13          9/20/08        $ 51,176          $ 122,576
                             2,000,000  (c)        22.0%            0.13          9/20/08         124,138            297,333
                             2,500,000  (d)        27.5%            0.13          9/20/08         155,173            371,666

Irene Lebovics                  50,000  (e)        74.1%            0.75          2/11/04           8,081             17,404
                               750,000  (f)         8.3%            0.13          9/20/08          46,552            111,500

Cy E. Hammond                   10,000  (e)        14.8%            0.75          2/11/04           1,616              3,481
                               750,000  (f)         8.3%            0.13          9/20/08          46,552            111,500

Jonathan M. Charry             400,000  (f)         4.4%            0.13          9/20/08          24,825             59,467

Irving M. Lebovics             300,000  (f)         3.3%            0.13          9/20/08          18,621             44,600

James A. McManus    (g)              -                -               -                 -               -                  -

Paul D. Siomkos     (h)              -                -               -                 -               -                  -

Footnotes:
---------
(a) Percentages for the grants listed above are based upon the aggregate total granted under the respective 1992 Plan or the 2001 Plan less amounts granted to consultants and non-employee directors (i.e., directors other than Messrs. Haft and Parrella and Ms. Lebovics) and amounts attributable to replacement grants. Percentages for grants attributable to the re-granting of options which had expired or would have otherwise expired in 2001 (see Note (e) below) are determined based upon the aggregate total re-granted under the applicable plan less amounts granted to non-employee directors and consultants.

(b) The dollar amounts on these columns are the result of calculations of the respective exercise prices at the assumed 5% and 10% rates of appreciation compounded annually through the applicable expiration date. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance of NCT's common stock and overall market conditions.

(c) Options to acquire these shares represent an obligation by the Board of Directors from December 2000 due to a reduction in Mr. Parrella's December 2000 grant because of an insufficient number of shares available for grant under the 1992 Plan. 824,505 shares of this grant were under the 1992 Plan and 2,000,000 were granted pursuant to the 2001 Plan. These options are fully vested because of an acceleration by the Board of Directors due to the execution of the licensing transaction with NXT plc and its subsidiary New Transducers Ltd. and his formation of Artera Group, Inc., a subsidiary of NCT, and conceptualization of its business strategy.

(d) Options to acquire these shares were granted pursuant to the 2001 Plan. These options vest as follows: 1,000,000 shares on the date of grant (September 20, 2001); and 1,500,000 shares on completion of fund raising, provided, however, that all shares under this grant vest by the fifth anniversary (September 20, 2006).

(e) Represent replacement grants under the 1992 Plan at the exercise price of the expired grant. Expiration dates for re-granted options were extended to expiration dates equal to the lesser of five years from the date re-granted or ten years from the original grant date. These options are vested.

(f) Options to acquire these shares were granted pursuant to the 2001 Plan with an exercise price of $0.13 per share, a value that was slightly higher than the fair market value of NCT's common stock on the date of grant. These options vest as follows: 40% on the date of grant (September 20, 2001) and 30% on each of the first and second anniversaries of the date of grant.

(g) Mr. McManus received 357,927 shares of NCT common stock as a stock award under the 1992 Plan. That award represented 18.5% of options and stock awards granted to employees in 2001 under the 1992 Plan. Such award was granted November 27, 2001 in conjunction with Mr. McManus's employment termination agreement. The value he received was $33,287.

(h) Per the employment termination agreement with Mr. Siomkos, options to acquire 500,000 shares of NCT common stock at an exercise price of $0.3125 were fully vested as of January 30, 2001. The options expire April 19, 2008. Mr. Siomkos's right to other options that had been granted to him by NCT expired in 2001.

                2001 Aggregated Option and Warrant Exercises and
                   December 31, 2001 Option and Warrant Values

     The following table sets forth information with respect to the exercise of options and warrants to purchase common stock during the fiscal year ended December 31, 2001, and the unexercised options and warrants held and the value thereof at that date, by each of the Named Executive Officers.

                                                               Number of Shares
                          Number of                               Underlying                 Value of Unexercised
                            Shares                           Unexercised Options             In-the-Money Options
                           Acquired                            and Warrants at                  And Warrants at
                              On            Value             December 31, 2001                December 31, 2001
                                                        --------------------------------   ------------------------------
       Name              Exercise (#)      Realized     Exercisable (#) Unexercisable (#)   Exercisable      Unexercisable
--------------------     -------------   -------------  --------------  ----------------   ---------------   ------------
Michael J. Parrella                 -         $     -      30,401,634        1,500,000          $     -        $     -

Irene Lebovics                      -               -       3,434,623        1,100,000                -              -

Cy E. Hammond                       -               -       1,543,741          740,000                -              -

Jonathan M. Charry                  -               -       1,149,634          628,415                -              -

Irving M. Lebovics                  -               -       1,026,891          461,524                -              -

James A. McManus    (a)             -               -               -                -                -              -

Paul D. Siomkos                     -               -         500,000                -                -              -

Footnote:
--------
(a) Mr. McManus received 357,927 shares of NCT common stock as a stock award under the 1992 Plan. Such award was granted November 27, 2001 in conjunction with Mr. McManus's employment termination agreement. The value he received was $33,287, calculated at $0.093 per share, the closing bid price of NCT common stock on the day preceding the award.

Compensation Arrangements with Certain Officers and Directors

     Mr. Haft, NCT's former Chairman of the Board of Directors, who continues as a director, received cash compensation from the company in 2001, 2000 and 1999 aggregating $63,000, $64,500 and $85,000, respectively.

     Certain of NCT's executive officers are eligible for an incentive bonus consisting of a cash override on the value derived by NCT and its subsidiaries, in cash or otherwise, upon the execution of transactions with unaffiliated parties. Cash override refers to NCT's payment in cash to certain officers and directors of amounts that represent a percentage of the transaction's value attributed to NCT and its subsidiaries.

     Mr. Parrella's incentive bonus consists of a cash override of 1.0% of the value derived by NCT and its subsidiaries, in cash or otherwise, upon the execution of transactions with unaffiliated parties. Such arrangement has been in effect since the initial award by the Compensation Committee on February 1, 1996.

Effective December 1, 2000, the Compensation Committee determined that Mr. Parrella's cash override would continue at the rate of 1% through May 2001 then be reduced to a rate of 1/2% from June 2001. In April 2001, the Compensation Committee postponed the reduction.

     Effective January 1, 2001, Ms. Lebovics began participation in an incentive bonus arrangement comprised of a cash override of 1/3% of the value NCT and its subsidiaries derive upon execution of transactions with unaffiliated third parties.

     Mr. Hammond receives an incentive bonus comprised of a cash override of 1/2% of the value NCT and its subsidiaries derive upon execution of transactions with unaffiliated third parties. Such arrangement has been in effect for Mr. Hammond since September 4, 1997. Effective December 1, 2000, the Compensation Committee determined that Mr. Hammond's cash override would continue at the rate of 1/2% through May 2001 then be reduced to a rate of 1/4% from June 2001. In April 2001, the Compensation Committee postponed the reduction.

     Effective January 3, 2000, NCT hired Jonathan Charry, PhD. as its Senior Vice President, Corporate Development. In connection therewith, NCT entered into a letter of employment which provides for an annual base salary of $150,000 and a $50,000 guaranteed draw against future commissions. Dr. Charry also has an incentive bonus arrangement based on performance milestones and cash overrides on specified financings and licensing or strategic alliance agreements.

     Effective March 1, 1999, NCT hired James McManus as the President and Chief Executive Officer of NCT's subsidiary, Distributed Media Corporation. In conjunction therewith, NCT entered into a letter of employment which provided for a base annual salary of $120,000, annual 5% increases of his base salary, a guaranteed first year bonus of $70,000 and $50 per site installed with Distributed Media Corporation's digital broadcasting station system during Mr. McManus' first year of employment. Although Mr. McManus resigned effective November 27, 2001, his compensation will continue through February 2002 at an annual rate of $205,800. In addition, under an employment termination agreement, NCT granted Mr. McManus a stock award of 357,927 shares of common stock under the 1992 Plan, valued at $33,287 on the date of award. In addition, NCT agreed to issue 2,142,073 shares of NCT common stock for the common shares of Distributed Media Corporation that Mr. McManus obtained upon exercise of options on September 17, 2001.

     Effective March 23, 1998, NCT hired Paul Siomkos, its then new Senior Vice President of Operations. The term of this employment agreement was four years. Such agreement provided for a base salary of $150,000 and that the amount of any incentive bonus be at the sole discretion of the company. Mr. Siomkos received an automobile allowance of $1,000 per month. Although Mr. Siomkos resigned effective January 30, 2001, his compensation will continue through July 2002 at an annual rate of $162,000.

Compensation of Directors

     None of our directors received fees, as such, for his or her services as a director during 2001. Messrs. Haft and Parrella and Ms. Lebovics were paid salaries in 2001 by NCT. See above at "Executive Compensation and Summary Compensation Table" and "Compensation Arrangements with Certain Officers and Directors."

     During 2001, each director was granted options to acquire shares of NCT's common stock under the 2001 Plan. The shares of common stock underlying options granted in 2001 under the 2001 Plan were 300,000 for each of Messrs. Haft, McCloy and Oolie; 4,500,000 for Mr. Parrella (2,000,000 of which partially fulfilled an obligation from 2000); and 750,000 for Ms. Lebovics. In addition, Mr. Parrella was granted an option to acquire 824,505 shares pursuant to the 1992 Plan to partially fulfill an obligation from 2000. A grant made in December 2000 under the 1992 Plan to Mr. Parrella, subject to a sufficient number of shares available, was subsequently reduced by 2,824,505 shares due to an insufficient number of shares available under the 1992 Plan. Such share award remained an obligation to Mr. Parrella; the Board of Directors fulfilled such obligation in 2001. The vesting schedule for the directors, other than Mr. Parrella, is as follows: 40% vest on the date of grant and 30% upon the first and second anniversaries of the date of grant. The options expire seven years from the date of grant. The exercise price was $0.13 per share, a value slightly higher than the closing bid price on the day preceding the date of grant. Effective September 20, 2001, the Board of Directors accelerated the vesting for Mr. Parrella's grant obligation of 6,000,000 shares from 2000 to 100% vested in connection with completion by NCT of a new licensing transaction with NXT plc and Mr. Parrella's formation of and conceptualization of the strategy for Artera Group, Inc. The vesting of that grant had been as follows: 40% on the date of grant (December 6, 2000) and 30% on the first and second anniversaries of the date of grant. The vesting terms of Mr. Parrella's 2001 grant are outlined above in footnotes to the table, "Options and Warrants Granted in 2001."

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 2001, John McCloy and Sam Oolie served as members of the Compensation Committee of NCT's Board of Directors. Messrs. McCloy and Oolie also served as members of the Board of Directors of NCT Audio Products since their respective appointments in 1997.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 31, 2002, information concerning the shares of common stock beneficially owned by (1) each person who, to the knowledge of NCT, is the holder of 5% or more of the common stock of NCT;
(2) each person who presently serves as a director of NCT; (3) the five most highly compensated executive officers of NCT (including NCT's Chief Executive Officer) in the fiscal year ended December 31, 2001 who were executive officers at the end of 2001 and (4) all executive officers and directors of NCT as a group. Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

                                                     Amount and
                                                      Nature of                     Approximate
                                                      Beneficial                     Percentage
          Name of Beneficial Owner                  Ownership (a)                   Of Class (a)
----------------------------------------------   ---------------------            -----------------
Michael J. Parrella                                        31,023,415  (b)                    6.7%
Jay M. Haft                                                 2,276,799  (c)                       *
John J. McCloy                                              2,951,906  (d)                       *
Sam Oolie                                                   1,494,721  (e)                       *
Irene Lebovics                                              4,196,482  (f)                    1.0%
Cy E. Hammond                                               1,759,507  (g)                       *
Jonathan M. Charry                                          1,149,634  (h)                       *
  Irving M. Lebovics                                        1,617,408  (i)                       *
All Executive Officers and Directors
   as a Group (9 persons)                                  45,954,355  (j)                    9.6%
Carole Salkind                                            161,948,045  (k)                   27.9%
Crammer Road LLC                                          247,530,882  (l)                   37.3%
Alpha Capital Aktiengesellschaft                           24,426,561  (m)                    5.4%
Libra Finance S.A.                                         33,991,085  (n)                    7.3%
  *      Less than one percent.

Footnotes:
---------
(a) Assumes the exercise of currently exercisable options or warrants to purchase shares of common stock. The percentage of class ownership is calculated separately for each person based on the assumption that the person listed on the table has exercised all options and warrants currently exercisable by that person, but that no other holder of options or warrants has exercised such options or warrants.

(b) Mr. Parrella's business address is 20 Ketchum Street, Westport, Connecticut 06880. Includes 862,500 shares issuable upon the exercise of currently exercisable warrants, 29,539,134 shares issuable upon the exercise of currently exercisable options and 8,888 shares held in custody for Mr. Parrella's dependent children. Also includes 612,893 shares of common stock held by Mr. Parrella's spouse, shares as to which Mr. Parrella disclaims beneficial ownership.

(c) Includes 218,500 shares issuable upon the exercise of currently exercisable warrants, 10,000 shares from stock awards granted by NCT and 2,018,408 shares issuable upon the exercise of currently exercisable options.

(d) Includes 862,500 shares issuable upon the exercise of currently exercisable warrants, 5,000 shares from a stock award granted by NCT, 1,504,908 shares issuable upon the exercise of currently exercisable options and 300,000 shares held by the John J. McCloy II Family Trust for which the named person's spouse serves as trustee, shares as to which Mr. McCloy has no voting or investment power.

(e) Includes 20,000 shares from stock awards granted by NCT, 1,154,908 shares issuable upon the exercise of currently exercisable options, 75,000 shares owned by the named person's spouse, as to which Mr. Oolie has no voting or investment power, 20,000 shares owned by Oolie Enterprises, and 44,313 shares held by the Oolie Family Support Foundation, shares as to which Mr. Oolie has no voting or investment power.

(f) Includes 201,250 shares issuable upon the exercise of currently exercisable warrants, 3,233,373 shares issuable upon the exercise of currently exercisable options and 590,517 shares owned jointly with her spouse. Irene Lebovics is married to Irving Lebovics who is also employed by NCT and serves as its Senior Vice President, Global Sales. Mr. Lebovics holds various options to acquire an aggregate of 1,488,415 shares of NCT common stock, shares as to which Ms. Lebovics disclaims beneficial ownership.

(g) Includes 25,000 shares issuable upon the exercise of currently exercisable warrants and 1,518,742 shares issuable upon the exercise of currently exercisable options.

(h) Consists of 1,149,634 shares issuable upon the exercise of currently exercisable options.

(i) Consists of 1,026,891 shares issuable upon the exercise of currently exercisable options and 590,517 shares owned jointly with his spouse, Irene Lebovics. Irene Lebovics is President and a director of NCT. Ms. Lebovics holds options and warrants to acquire an aggregate of 4,534,623 shares of NCT common stock, shares as to which Mr. Lebovics disclaims beneficial ownership.

(j) Includes 2,169,750 shares issuable to 5 individuals (4 directors and 3 executive officers) of NCT upon the exercise of currently exercisable warrants, 41,220,998 shares issuable to 9 persons upon the exercise of currently exercisable options, and 35,000 shares from stock awards issued by NCT to 3 directors. Excludes options to acquire 5,561,251 shares from NCT which are not presently exercisable but become exercisable over time by the 9 executive officers and directors of NCT as a group.

(k) Ms. Salkind's business address is c/o Sills, Cummis, Radin, Tischman, Epstein & Gross, One Riverfront Plaza, Newark, New Jersey 07102. Includes 114,336,469 shares issuable upon the conversion of convertible secured notes in aggregate principal amount of $9,608,416 and 3,871,009 shares for interest thereon through March 31, 2002, calculated at a conversion price of $0.093 on $2,535,469 of convertible secured notes, at a conversion price of $0.12 on $1,000,000 of convertible secured notes, at a conversion price of $0.071 on $2,014,270 of convertible secured notes, at a conversion price of $0.079 on $3,408,677 of convertible notes and at a conversion price of $0.09 on $650,000 of convertible notes. Includes 11,433,647 shares representing the aggregate default penalty on the convertible notes. Also includes 15,803,102 shares issuable to Ms. Salkind upon the exercise of warrants. Also includes 5,000 shares owned by Morton Salkind, Ms. Salkind's husband and a former director of NCT, as to which she has no voting or investment power.

(l) Crammer Road LLC's business address is Corporate Center, West Bay Road, Grand Cayman. David Sims of Navigator Management Ltd. has voting and dispositive control of NCT's shares on behalf of Crammer Road LLC. Includes 214,255,954 shares issuable pursuant to the private equity credit agreement minimum commitment amount of $17 million calculated at $0.12 less the discount per the agreement, and assumes NCT commences its puts by May 1, 2002. Also includes 250,000 shares issuable under currently exercisable warrants. Includes 10,344,232 shares issuable pursuant to a convertible note in NCT along with accrued interest, calculated based upon a price of $0.12. Also includes 3,333,334 shares that would be issuable pursuant to a reset provision of an exchange agreement between NCT and Crammer Road. Pursuant to a contractual restriction between NCT and Crammer Road, Crammer Road is prohibited from holding in excess of 9.9% of our common stock at any given time.

(m) Alpha Capital Aktiengesellschaft's business address is Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein. Konrad Ackermann, Director, has voting and dispositive control of NCT's shares on behalf of Alpha Capital. Includes 13,467,277 shares issuable upon exchange of various Artera Group, Inc. convertible notes along with accrued interest and 5,347,602 shares
     issuable   upon   exchange  of  series  B
     preferred stock of Pro Tech Communications, Inc. and accretion thereon, all calculated at $0.12 less applicable discounts. Pursuant to contractual restrictions between NCT and Alpha Capital Aktiengesellschaft, Alpha Capital is prohibited from holding in excess of 9.99% of our common stock at any given time.

(n) Libra Finance S.A.'s business address is c/o Trident Trust Company (BVI) Limited, Trident Chambers, Box 146, Road Town, Tortorla, British Virgin Islands. Seymour Braun has voting and dispositive control of NCT's shares on behalf of Libra Finance. Includes currently exercisable warrants to acquire 25,000,000 shares on NCT common stock, 8,695,890 shares issuable upon exchange of Artera Group, Inc. series A preferred stock and accretion thereon and 295,195 shares issuable upon conversion of NCT convertible notes and interest thereon dated March 14, 2001 and April 12, 2001, all calculated at $0.12 less applicable discounts.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Secured Convertible Notes Issued to Carole Salkind

     Beginning in 1999, NCT has issued secured convertible notes to Carole Salkind, an accredited investor and spouse of a former director of NCT. As of March 31, 2002, the principal balance outstanding of these notes aggregated approximately $9.6 million. The notes are secured by substantially all the assets of NCT. At Ms. Salkind's election, the notes are convertible into shares of our common stock and are exchangeable for shares of common stock of our subsidiaries. The notes contain various events of default, the occurrence of any one of which provides, at Ms. Salkind's election, that the outstanding principal, unpaid interest and a penalty (10% of the principal in default) become immediately due and payable. An event of default occurred on February 6, 2002 when a judgment in the amount of $2 million (in excess of the permitted maximum of $250,000) was entered against NCT and its subsidiary Distributed Media Corporation (and not vacated, bonded or stayed) in the action of Production Resource Group, LLC v. NCT, Distributed Media Corporation and Michael Parrella (Superior Court of Connecticut, Judicial District of Fairfield). Consequently, the outstanding secured convertible notes and unpaid interest, along with the 10% default penalty, are payable immediately upon demand. To date, no such demand for payment has been made. The following outlines our secured convertible note transactions with Carole Salkind:

     On January 26, 1999, Carole Salkind agreed to purchase secured convertible notes of NCT in an aggregate principal amount of $4.0 million. The initial secured convertible note for $1.0 million was issued to Ms. Salkind on January 26, 1999. The note matured on January 25, 2001. The note bore interest at the prime rate as published from time to time in The Wall Street Journal from the issue date until the note was paid. Ms. Salkind had the right to convert the outstanding amount of the note into shares of common stock of NCT at a conversion price (as amended on September 19, 1999) of the note and any future notes, the lesser of (1) the lowest closing price for the common stock during September 1999 ($0.172); (2) the average of the closing bid price for the common stock for five consecutive trading days prior to conversion; or (3) the fixed conversion price of $0.17. In no event could the conversion price be less than $0.12 per share. Prior to the amendment, the fixed conversion price was $0.237 per share, and in no event could the conversion price be less than $0.15 per share. The amendment was entered into for the purpose of maintaining good investor relations in a market in which NCT's stock price was declining. Ms. Salkind purchased the remaining $3.0 million principal amount of secured convertible notes on various dates through March 27, 2000, and NCT issued notes with the same terms and conditions as the note described above.

     On January 25, 2001, NCT defaulted on the repayment of the $1.0 million secured convertible note issued to Ms. Salkind on January 26, 1999. The default provisions in the note imposed a default penalty of $100,000 (10% of the principal in default). Default interest from the date of default accrued on the principal in default at the rate of prime plus 5%. On May 14, 2001, NCT cured this default by canceling the $1.0 million note and issuing a new four-month convertible note to Ms. Salkind for $1,361,615. Also on May 14, 2001, we granted Ms. Salkind a five-year warrant for the purchase of 500,000 shares of our common stock at $0.13 per share, the fair market value of NCT's common stock on the date of grant. On December 20, 2001, we reduced the exercise price on that warrant to $0.071 per share. The

     May 14, 2001 note was convertible into shares of our common stock at $0.13 per share, shares of Pro Tech common stock at $0.22 per share, or shares of Artera Group International Limited or shares of Distributed Media Corporation International Limited at the respective initial public offering prices, at the election of Ms. Salkind. NCT defaulted on repayment of the May 14, 2001 note. The default provision in the note imposed a penalty of $136,161 (10% of the principal in default). Default interest from the date of default was due on the principal in default at the rate of prime plus 5%. Ms. Salkind agreed to fund another $1,000,000 and to roll the amounts due under the note in default into a new note, dated September 28, 2001, for an aggregate of $2,535,469. This note matures on September 28, 2002 and bears interest at the prime rate. In connection with this new note, we issued Ms. Salkind a five-year warrant to acquire 1,000,000 shares of NCT common stock at an exercise price of $0.115 per share. On December 20, 2001, we reduced the exercise price on that warrant to $0.071 per share.

     On February 13, 2001, NCT issued Ms. Salkind an unsecured promissory note in the amount of $500,000 payable with accrued interest at 7% on April 14, 2001. The principal and interest were convertible, at Ms. Salkind's election, into NCT's common stock at a conversion price of $0.21 or exchangeable for Pro Tech's common stock at an exchange price of $0.44. NCT defaulted on the repayment of this note. In connection with this transaction, NCT issued Ms. Salkind a five-year warrant to purchase $500,000 worth of either, at her election, NCT's common stock at $0.21 per share or Pro Tech's common stock at $0.44 per share. We reduced the exercise prices on this warrant on December 20, 2001 to $0.071 per share for NCT common stock and $0.06 per share for Pro Tech common stock. The default provision in the note imposed a penalty of 10% of the principal in default, or $50,000. On May 18, 2001, Ms. Salkind converted this $500,000 note into 4,303,425 shares of our common stock at an agreed upon conversion price of $0.13 per share, which approximated the market price of our common stock on the conversion date.

     NCT defaulted on repayment to Ms. Salkind of each of its convertible notes dated June 4, 1999, June 11, 1999, July 2, 1999 and July 23, 1999, representing an aggregate principal balance of $1,250,000. The default provisions in the notes imposed an aggregate penalty of $125,000 (10% of principal in default). Default interest from the dates of default was due on the principal in default at the rate of prime plus 5%. On August 22, 2001, we cured these defaults by canceling these notes aggregating $1,250,000 and issuing a new convertible note to Ms. Salkind for $1,673,393. The August 22, 2001 note bore interest at the prime rate and was due December 22, 2001. On August 22, 2001, we also granted Ms. Salkind a five-year warrant to purchase 625,000 shares of NCT's common stock at an exercise price of $0.093 per share. On December 20, 2001, we reduced the exercise price on that warrant to $0.071 per share. We defaulted on the repayment of the August 22, 2001 note and incurred a penalty (10% of the principal in default) and accrued interest at the default rate (prime plus 5%). We settled the amounts due along with an additional $350,000 received from Ms. Salkind by issuing an 8% note on January 11, 2002 in the principal amount of $2,231,265 due January 11, 2003. This note is convertible into shares of our common stock (at $0.079) or exchangeable for shares of common stock of our subsidiaries, Pro Tech (at $0.06), Artera Group International Limited (at the initial public offering price) or Distributed Media Corporation International Limited (at the initial public offering price). In addition, if any other subsidiary of NCT makes a public offering of its common stock, Ms. Salkind has the right to exchange the principal of the note and accrued interest into that publicly offered common stock at the initial public offering price thereof. In conjunction with the issuance of the January 11, 2002 note, we granted Ms. Salkind a five-year warrant to acquire 2,789,082 shares of NCT common stock at $0.079 per share and a five-year option to acquire a 10% equity interest in our subsidiary, Artera Group, Inc. The option grants Ms. Salkind the right to acquire that number of shares of Artera Group, Inc. that constitutes a 10% equity interest in Artera Group, Inc. at an exercise price of 10% of the pre-money enterprise value attributed to Artera Group, Inc. in the first transaction following January 11, 2002 in which an unrelated investor commits to purchase an equity interest in Artera Group, Inc. for payment of at least $5 million.

     On December 20, 2001, we issued Ms. Salkind an 8% per annum $2,014,270 secured convertible note due December 20, 2002 and a five-year warrant to purchase 1,250,000 shares of our common stock at $0.071 per share. The December 20, 2001 note includes $1,000,000 new funding from Ms. Salkind and the settlement of two previous notes to Ms. Salkind, dated August 25, 1999 and September 19, 1999 representing an aggregate principal balance of $750,000, which were in default. The default provisions in these notes imposed a default penalty aggregating $75,000 (10% of the principal in default). Default interest from the dates of default was due on the principal in default at the rate of prime plus 5%. The principal amount of the December 20, 2001 note is convertible into shares of NCT common stock at a conversion price of $0.071. The note is also exchangeable for shares of common stock of Pro Tech at an exchange price of $0.06 per share or for shares of common stock of Artera Group International Limited or Distributed Media Corporation International Limited at the respective initial public offering prices thereof. In addition, if any other subsidiary of NCT makes a public offering of its common stock, Ms. Salkind has the right to exchange the principal of the note and accrued interest into that publicly offered common stock at the initial public offering price thereof.

     Also on December 20, 2001 as indicated above, we amended the respective exercise prices of Ms. Salkind's previously granted warrants to $0.071 per share for the purchase of NCT common stock. Further, under her February 14, 2001 warrant, we reduced the exercise price for her purchase of shares of Pro Tech common stock from $0.44 to $0.06.

     On January 25, 2002, NCT issued Ms. Salkind two 8% per annum convertible notes in the principal amounts of $650,000 (due January 25, 2003) and $250,000 (due February 8, 2002). On January 25, 2002, Ms. Salkind paid $250,000, for the benefit of NCT, into an escrow account and NCT issued a secured convertible note in the principal amount of $250,000. The escrow account was a part of another transaction in which NCT engaged with an unrelated third party. The note matured on February 8, 2002 and was settled on February 27, 2002 (see below). Ms. Salkind paid NCT $650,000 on January 25, 2002. The $650,000 note may be converted into shares of NCT common stock (at $0.09) and may be exchanged for shares of common stock of Artera International (at the initial public offering price), DMCI (at the initial public offering price) or any other subsidiary of NCT thatmakes a public offering of its common stock (at the initial public offering price thereof). On January 25, 2002, in conjunction with the issuance of the notes, we granted Ms. Salkind two five-year warrants to acquire an aggregate of 1,125,000 shares of NCT common stock at $0.09 per share.

     The January 25, 2002 note for $250,000 (see above) was satisfied as to principal by the release of $250,000 from escrow to Ms. Salkind. On February 27, 2002, a new note was issued by NCT to Ms. Salkind in the principal amount of $827,412.26 for the default amount ($25,000) and accrued interest (less interest credited on the escrow account) due on the $250,000 note along with $800,000 loaned to NCT by Ms. Salkind. This note bears interest at 8% per annum payable at maturity. This note may be converted into common stock of NCT (at $0.079) and may be exchanged for shares of common stock of Pro Tech (at $0.06), Artera International (at the initial public offering price) DMCI (at the initial public offering price) or any other subsidiary of NCT that makes a public offering of its stock (at the public offering price thereof). Also on February 27, 2002 in conjunction with the issuance of the note described above, we granted Ms. Salkind a five-year warrant to acquire 1,034,266 shares of our common stock at an exercise price of $0.079 per share.

     On March 1, 2002, NCT issued Ms. Salkind a 8% per annum convertible note in the principal amount of $350,000 due March 1, 2003 and a five-year warrant to acquire 437,500 shares of NCT common stock at $0.079 per share. Ms. Salkind paid NCT $350,000 on March 1, 2002. This note may be converted into common stock of NCT (at $0.079) and may be exchanged for shares of common stock of Pro Tech (at $0.06), Artera International (at the initial public offering price) DMCI (at the initial public offering price) or any other subsidiary of NCT that makes a public offering of its stock (at the public offering price thereof).

     On March 27, 2002, we defaulted on repayment of the $1,000,000 note dated March 27, 2000. We received $300,000 from Ms. Salkind on April 1, 2002 and $350,000 from her on April 15, 2002. We expect that these proceeds will be rolled into a new note along with the March 27, 2000 note, default penalty and accrued interest thereon.

     Summarized below are the convertible notes issued to Carole Salkind that are outstanding as of March 31, 2002:

                                                                  Conversion
        Issue Date          Due Date           Principal            Price
       -----------          --------          ----------          ----------
          3/27/00            3/27/02         $ 1,000,000           $ 0.120
          9/28/01            9/28/02           2,535,469             0.093
         12/20/01           12/20/02           2,014,270             0.071
          1/11/02            1/11/03           2,231,265             0.079
          1/25/02            1/25/03             650,000             0.090
          2/27/02            2/27/03             827,412             0.079
           3/1/02             3/1/03             350,000             0.079
                                              ----------
                                             $ 9,608,416
                                              ==========

     In conjunction with the issuance of convertible notes to Ms. Salkind, NCT granted Ms. Salkind warrants to acquire shares of our common stock. As noted above, we amended the exercise prices on each of the warrants granted prior to December 20, 2001 to $0.071. The warrants to purchase shares of NCT common stock granted to Ms. Salkind as of March 31, 2002, as amended to reduce the exercise prices, are as follows:

                                                                 Shares
  Grant Date           Expiration Date      Exercise Price       Granted
  ----------           ---------------      --------------       -------
     2/13/01              2/13/06            $ 0.071             7,042,254  (a)
     5/14/01              5/14/06              0.071               500,000
     8/22/01              8/22/06              0.071               625,000
     9/28/01              9/28/06              0.071             1,000,000
    12/20/01             12/20/06              0.071             1,250,000
     1/11/02              1/11/07              0.079             2,789,082
     1/25/02              1/25/07              0.090               812,500
     1/25/02              1/25/07              0.090               312,500
     2/27/02              2/27/07              0.079             1,034,266
      3/1/02               3/1/07              0.079               437,500
                                                               ------------
                                                                 15,803,102
                                                               ============

Footnote:
--------
(a) The February 13, 2001 warrant also grants Ms. Salkind, at her election, the right to acquire 8,333,333 shares of Pro Tech common stock ($500,000 worth at an amended exercise price of $0.06 per share).

Private Placement and Issuance of NCT Common Stock

     On August 22, 2001, three individuals, NCT directors and officers, agreed to purchase in a private placement an aggregate of 1,000,000 shares of restricted common stock. The aggregate value of the shares was $93,000, or $0.093 per share, the then fair market price of our common stock. Shares were issued to NCT's Chairman of the Board of Directors and Chief Executive Officer, Michael Parrella (612,893), to NCT's President and a director, Irene Lebovics (171,342) and to NCT's Senior Vice President, Chief Financial Officer, Cy Hammond (215,765).

     On August 22, 2001, Carole Salkind agreed to purchase 1,000,000 shares of NCT common stock for $93,000 in cash, or $0.093 per share, the then fair market value based upon the closing bid price on August 21, 2001. On September 10, 2001, we received the funds from Ms. Salkind and issued the 1,000,000 shares of common stock to her.

Indebtedness of Management

     On various dates in 2000 and 2001, Jonathan M. Charry, Ph.D., NCT's Senior Vice President, Corporate Development, entered into several short-term promissory notes to borrow funds from NCT in anticipation of cash overrides due him under his incentive compensation arrangement described above in "Compensation Arrangements with Certain Officers and Directors." Effective December 1, 2001, the borrowed funds had not been repaid but were consolidated with interest into one outstanding promissory note due May 1, 2002 for an aggregate principal amount owed to NCT of $105,301. The due date of this note represents an extension from December 1, 2001which itself was a product of prior extensions because Dr. Charry could not afford to repay NCT. NCT still believes that incentive compensation that will be due him will offset some of the amounts owed. The note bears interest at an annual rate of 6.0%.

Management Guarantee of Indebtedness

     Michael Parrella, NCT's Chairman of the Board of Directors and Chief Executive Officer, personally guaranteed the repayment of a $400,000 bridge financing note issued by NCT to Alpha Capital Aktiengesellschaft on December 27, 2001. The guarantee was extinguished in conjunction with new financing completed on January 10, 2002 ($550,000 convertible note issued to Alpha Capital).

DMC New York, Inc.

     Pursuant to an April 12, 2001 exchange agreement and an April 12, 2001 securities purchase agreement, NCT acquired a 25% interest in DMC New York, Inc. for $4.0 million from Crammer Road LLC, the sole stockholder of DMC NY. DMC NY is the owner of 16 licenses previously purchased from our subsidiary,
Distributed Media Corporation. The acquisition resulted in a charge to our consolidated statements of operations because DMC NY has not commenced operations. DMC NY has not recorded any revenue, and apart from its New York license rights, has no other assets or operations. The consideration consisted of a $1.0 million convertible note due December 31, 2001 issued to Crammer Road LLC, $1.0 million in cash and $2.0 million of our common stock (13,333,333 million shares). We intend to acquire the remaining 75% interest in DMC NY pursuant to our private equity credit agreement with Crammer Road. As such, we accrued $14.0 million, our cost of repurchasing the remaining 12 licenses under the private equity credit agreement. Our 2001 financial statements include an aggregate $18.0 million charge, included in write downs of investment and repurchased licenses in our consolidated statement of operations, for the acquisition of 4,000 shares of DMC NY and our obligation to acquire the remaining 12 DMC licenses held by DMC NY. Under an April 12, 2001 private equity credit agreement between Crammer Road and NCT, we will put shares of our common stock to Crammer Road in exchange for a combination of cash and the remaining shares of DMC NY common stock. We anticipate that, under the terms of the private equity credit agreement, NCT will obtain a majority equity interest in DMC NY by the end of 2002. Crammer Road obtained the 16 DMC licenses from other investors in a private transaction. The investors who initially owned the 16 DMC licenses had paid for them in 1999 with $4 million in cash and by surrendering to NCT $9.6 million in stated value of NCT series E and F preferred stock (9,600 shares at the stated value of $1,000 per share). The holders of our series E and F preferred stock were the original purchasers of the DMC licenses. These investors were not under common control at the time of the 1999 transaction. We recognized an aggregate of $850,000 revenue in 1999 from the sale of these 16 licenses. No other license fee revenue was recognized for this transaction. We issued 12,454 shares of our series E preferred stock from December 30, 1998 through April 13, 1999 for approximately $1.8 million in cash, 1,700 shares of our series C preferred stock and 2.1 million shares of our common stock. On August 10, 1999, we issued 8,500 shares of our series F preferred stock for approximately $1.0 million in cash. The purchasers of our series E and F preferred stock (except one investor) were the same investors who contributed the 16 licenses to Crammer Road. The purpose of the capital contribution of licenses to Crammer Road was to provide for such contributors' undertakings in respect of their investment in Crammer Road. In turn, Crammer Road's purpose for contributing the 16 licenses to DMC NY was to provide a form of liquidity, possibly through the acquisition of DMC NY by Distributed Media Corporation or NCT. On September 27, 2000, DMC NY, pursuant to a license exchange agreement, issued 16,000 shares of its common stock in exchange for 16 licenses held by Crammer Road. Certain officers and directors of NCT comprise 100% of the Board of Directors of DMC New York, specifically, Michael Parrella (NCT's Chairman of the Board of Directors and Chief Executive Officer), Irene Lebovics (NCT's President and a director of NCT) and Cy Hammond (NCT's Senior Vice President, Chief Financial Officer). We are reacquiring our New York DMC licenses because we believe that we are obtaining good value for an aggregate of $18 million ($1 million cash, shares of our common stock valued at $2 million, a $1 million note and approximately $14 million under the private equity credit agreement). We believe this is a good value because it will result in our control of the number one designated market area. We did not obtain a valuation from an outside firm.

Quiet Power Systems, Inc.

     Between 1993 and 1994,  NCT entered into five  agreements  with Quiet Power
Systems, Inc. Environmental Research Information, Inc. owns 33% of Quiet Power Systems, and Jay Haft, a director of NCT and former Chairman of NCT's Board of Directors, owns another 2% of Quiet Power Systems. Michael Parrella, Chief Executive Officer and Chairman of the Board of Directors of NCT, owns 12% of Environmental Research Information and shares investment control over an additional 24% of it. Jonathan Charry, NCT's Senior Vice President, Corporate Development, owns 20% of Environmental Research Information and 3% of Quiet Power Systems. In March 1995, NCT entered into a master agreement with Quiet Power Systems which granted Quiet Power Systems an exclusive worldwide license to market, sell and distribute various quieting products in the utility industry. Subsequently, NCT and Quiet Power Systems executed four letter agreements for the primary purpose of revising payments terms. On December 24, 1999, NCT executed a final agreement with Quiet Power Systems in which NCT agreed to write off $239,000 of indebtedness owed by Quiet Power Systems in exchange for the return by Quiet Power Systems to NCT of its exclusive license to use NCT technology in various quieting products in the utility industry. This amount, originally due on January 1, 1998, had been fully reserved by NCT.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

Item 14(a)(1) Financial Statements.  The following financial statements are filed as part of this Annual Report on Form 10-K.

Independent Auditors' Reports

Consolidated Balance Sheets as of December 31, 2000 and December 31, 2001

Consolidated   Statements  of   Operations   and   Consolidated   Statements  of
Comprehensive Loss for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Stockholders' Equity (Capital Deficit) for the years ended December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

Notes to the Consolidated Financial Statements

Item 14(a)(2)    Financial Statement Schedules.

Reports of Independent Auditors with Respect to Schedule II

Schedule II.     Valuation and Qualifying Accounts

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the consolidated financial statements filed or notes thereto.

Item 14(a)(3)     Exhibits.

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

Item 14(b)

Reports filed on Form 8-K:

     On November 8, 2001, the company filed a report on Form 8K, dated November 7, 2001 announcing the issuance of a warrant dated October 25, 2001 and amendment to the terms of a warrant dated October 26, 2000 to Libra Finance, S.A.

     On November 19, 2001, the company filed a report on Form 8K, dated November 19, 2001 announcing amendment to the terms of a warrant dated October 26, 2000 to Libra Finance S.A.

     On February 14, 2002, the company filed a report on Form 8K, dated February 14, 2002 announcing a change in independent accountants.

                        NCT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENT INDEX

                                                                                              Page
                                                                                             -------
Independent Auditors' Report (Richard A. Eisner & Company, LLP)                               F-1

Independent Auditor's Report (Goldstein Golub Kessler LLP)                                    F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001                                  F-3

Consolidated Statements of Operations and Consolidated Statements of
Comprehensive Loss for the years ended December 31, 1999, 2000 and 2001                       F-4

Consolidated Statements of Stockholders' Equity (Capital Deficit) for the years ended         F-5
December 31, 1999, 2000 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001    F-6

Notes to the Consolidated Financial Statements                                                F-7

Independent Auditors' Report on Schedule II (Richard A. Eisner & Company, LLP)                F-60

Independent Auditor's Report on Schedule II (Goldstein Golub Kessler LLP)                     F-61

Schedule II                                                                                   F-62

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
NCT Group, Inc.

We have audited the accompanying consolidated balance sheet of NCT Group, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (capital deficit) and cash flows for each of the years ended December 31, 2001 and December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1999 financial statements of the Company's foreign subsidiary. This subsidiary accounted for revenue of approximately $4,000 for the year ended December 31, 1999, and assets of approximately $164,000 at December 31, 1999. These statements were audited by another auditor whose report has been furnished to us, and which contained a paragraph on the subsidiary's dependence on NCT Group, Inc. for continued financial support. Our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditor.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of NCT Group, Inc. and subsidiaries as of December 31, 2001 and the consolidated results of their operations and their consolidated cash flows for each of the years ended December 31, 2001 and December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's cash flows have been absorbed in operating activities and it has incurred net losses from inception, has a working capital deficiency and is in default of certain convertible notes payable. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 3 and 9 to the financial statements, the Company changed its method of accounting for derivatives in 2001.


/s/ RICHARD A. EISNER & COMPANY, LLP
------------------------------------
    Richard A. Eisner & Company, LLP

New York, New York
April 10, 2002

                          INDEPENDENT AUDITOR'S REPORT

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

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


/s/ GOLDSTEIN GOLUB KESSLER LLP
--------------------------------
    GOLDSTEIN GOLUB KESSLER LLP

New York, New York
April 9, 2001

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Note 3)
                                                                         (in thousands, except share data)
                                                                          December 31,       December 31,
                                                                              2000               2001
                                                                         ---------------    ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                                  $ 1,167              $ 567
     Investment in marketable securities (Note 5)                                     -                882
     Accounts receivable, net (Note 6)                                            5,414                716
     Inventories, net (Note 7)                                                    2,184              1,385
     Other current assets (Note 9)                                                4,894                773
                                                                         ---------------    ---------------
                     Total current assets                                        13,659              4,323

Property and equipment, net (Note 8)                                                688              1,844
Goodwill, net (Notes 2 and 3)                                                    11,711              7,184
Patent rights and other intangibles, net (Note 3)                                 5,330              4,088
Other assets (Note 9)                                                             7,994              2,570
                                                                         ---------------    ---------------
                                                                               $ 39,382           $ 20,009
                                                                         ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
     Accounts payable                                                           $ 4,144            $ 5,553
     Accrued expenses                                                             3,564             12,093
     Notes payable (Note 10)                                                        704              3,208
     Current maturities of convertible notes (Note 10)                            3,875             11,710
     Deferred revenue (Note 11)                                                   7,777              4,616
     Other current liabilities (Note 12)                                          3,322             19,779
                                                                         ---------------    ---------------
                     Total current liabilities                                   23,386             56,959
                                                                         ---------------    ---------------
Long term liabilities:
     Deferred revenue (Note 11)                                                   1,611              4,815
     Convertible notes  (Note 10)                                                 1,000                 -
     Other liabilities (Note 12)                                                  1,150              2,950
                                                                         ---------------    ---------------
                     Total liabilities                                            3,761              7,765
                                                                         ---------------    ---------------
Commitments and contingencies (Note 21)
Common stock subject to resale guarantee (Note 13)                                  191                 -
                                                                         ---------------    ---------------
Minority interest in consolidated subsidiaries                                    2,186              8,748
                                                                         ---------------    ---------------
Stockholders' equity (capital deficit) (Note 14):
     Preferred stock, $.10 par value, 10,000,000 shares authorized:
       Series G preferred stock, issued and outstanding, 767 and 0 shares,
       respectively (redemption amount $783,409 and $0, respectively)               574                  -
     Common stock, $.01 par value, authorized 450,000,000 and 645,000,000 shares,
       respectively:  issued 334,149,669 and 428,830,800 shares, respectively     3,341              4,288
     Additional paid-in capital                                                  154,838            164,621
     Unearned portion of compensatory stock, warrants and options                    (37)                 -
     Accumulated other comprehensive (loss) income                                (3,321)                50
     Expenses to be paid with common stock                                          (562)                 -
     Accumulated deficit                                                        (141,799)          (219,459)
     Stock subscriptions receivable                                                 (213)                 -
     Treasury stock, 6,078,065 shares of common stock, at cost                    (2,963)            (2,963)
                                                                         ---------------    ---------------
                     Total stockholders' equity (capital deficit)                  9,858            (53,463)
                                                                         ---------------    ---------------
                                                                                $ 39,382           $ 20,009
                                                                         ===============    ===============
The accompanying notes are an integral part of the consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Note 3)

                                                                          (In thousands, except per share amounts)
                                                                              For the Years Ended December 31,
                                                                 -----------------------------------------------------------
REVENUE:                                                               1999               2000                 2001
                                                                 ------------------  ----------------   --------------------
   Technology licensing fees and royalties                                 $ 3,552           $ 9,928                $ 5,633
   Product sales, net                                                        2,208             2,001                  4,568
   Advertising/media                                                             -               828                    279
   Engineering and development services                                      1,303                83                    132
                                                                 ------------------  ----------------   --------------------
          Total revenue                                                      7,063            12,840                 10,612
                                                                 ------------------  ----------------   --------------------
COSTS, EXPENSES AND OTHER INCOME:
   Cost of product sales                                                     2,767             2,127                  3,340
   Cost of advertising/media                                                     -               814                    332
   Cost of engineering and development services                              2,216                55                      2
   Selling, general and administrative                                      11,801            11,383                 18,734
   Research and development                                                  6,223             4,412                  5,966
   Provision for doubtful accounts                                              77                25                    249
   Reserve for promissory notes and preacquisition costs                     1,788                 -                      -
   Impairment of goodwill, net (Notes 3 and 14)                              3,125             3,073                 14,114
   Write downs of investment and repurchased licenses,
      net (Notes 2, 9 and 11)                                                2,385                 -                 20,778
   Costs of exiting activities (Note 25)                                         -                 -                  1,886
   Other operating income, net (Note 16)                                      (266)             (412)                  (937)
                                                                 ------------------  ----------------   --------------------
          Total operating costs, expenses and other income                  30,116            21,477                 64,464
                                                                 ------------------  ----------------   --------------------
Non-operating items:
   Other (income) expense, net (Note 16)                                       166              (162)                16,099
   Interest expense                                                            578             1,880                  6,170
   Interest income                                                             (26)              (31)                   (43)
                                                                 ------------------  ----------------   --------------------
          Total costs and expenses                                          30,834            23,164                 86,690
                                                                 ------------------  ----------------   --------------------
LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                        (23,771)          (10,324)               (76,078)
  Cumulative effect of change in accounting principle (Note 9)                   -                 -                 (1,582)
                                                                 ------------------  ----------------   --------------------
NET LOSS                                                                 $ (23,771)        $ (10,324)             $ (77,660)
Beneficial conversion features                                              10,567             4,673                    392
Preferred stock dividends (including penalties of $660 in 2001)                494               113                    969
                                                                 ------------------  ----------------   --------------------
LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                                                    $ (34,832)        $ (15,110)             $ (79,021)
                                                                 ==================  ================   ====================
Loss per share -
   Loss before cumulative effect of change
     in accounting principle                                               $ (0.18)          $ (0.05)               $ (0.20)
   Cumulative effect of change in accounting principle                           -                 -                  (0.01)
                                                                 ------------------  ----------------   --------------------
   Basic and diluted                                                       $ (0.18)          $ (0.05)               $ (0.21)
                                                                 ==================  ================   ====================
Weighted average common shares outstanding -
   basic and diluted                                                       190,384           292,758                383,162
                                                                 ==================  ================   ====================


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Note 3)
                                                                                    For the Years Ended December 31,
                                                                 -----------------------------------------------------------
                                                                        1999               2000                 2001
                                                                 ------------------  ----------------   --------------------
NET LOSS                                                                 $ (23,771)        $ (10,324)             $ (77,660)
Other comprehensive income (loss):
   Currency translation adjustment                                              20                (7)                    (8)
   Unrealized (loss)/adjustment of unrealized loss on
      marketable securities                                                      -            (3,379)                 3,379
                                                                 ------------------  ----------------   --------------------
COMPREHENSIVE LOSS                                                       $ (23,751)        $ (13,710)             $ (74,289)
                                                                 ==================  ================   ====================
The accompanying notes are an integral part of the consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (Note 3)
(in thousands)
                                                                                     Convertible Preferred Stock
                                                                       --------------------------------------------------
                                                                            Series C                 Series D
                                                                       --------------------   ---------------------------
                                                                        Shares    Amount        Shares      Amount
                                                                       --------------------   ---------------------------
Balance at December 31, 1998                                                  1     $  702             6      $ 5,240
Sale of common stock, less expenses of $17                                    -          -             -            -
Common stock subject to reset provision                                       -          -             -            -
Conversion of preferred stock                                                (1)      (730)           (6)      (5,273)
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                           -         28             -           33
Discount on beneficial conversion price to preferred shareholders             -          -             -            -
Preferred stock exchanged for license fees                                    -          -             -            -
Exchange of Series A preferred stock in subsidiary                            -          -             -            -
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                           -          -             -            -
Sale of preferred stock                                                       -          -             -            -
Exchange of subsidiary common stock for NCT common stock                      -          -             -            -
Shares issued in consideration for patent rights                              -          -             -            -
Shares issued for settlement obligations/prepayments                          -          -             -            -
Expenses to be paid with common stock                                         -          -             -            -
Warrant issued in conjunction with convertible debt                           -          -             -            -
Beneficial conversion feature on convertible note                             -          -             -            -
Net loss                                                                      -          -             -            -
Currency translation adjustment                                               -          -             -            -
Shares issued upon exercise of warrants & options                             -          -             -            -
Compensatory stock options and warrants                                       -          -             -            -
                                                                       --------------------   ------------------------
Balance at December 31, 1999                                                  -      $   -             -       $    -
Sale of common stock, less expenses of $49                                    -          -             -            -
Common stock subject to reset provision                                       -          -             -            -
Sale of preferred stock                                                       -          -             -            -
Conversion of preferred stock                                                 -          -             -            -
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                           -          -             -            -
Discount on beneficial conversion price to preferred shareholders             -          -             -            -
Exchange of Series A preferred stock in subsidiary                            -          -             -            -
Exchange of subsidiary common stock for NCT common stock                      -          -             -            -
Sale of excess exchange shares of common stock net of
    Commissions of $156                                                       -          -             -            -
Shares issued for settlement obligations/prepayments                          -          -             -            -
Expenses to be paid with common stock                                         -          -             -            -
Shares issued as deposit for acquisition                                      -          -             -            -
Shares issued for acquisition of subsidiaries                                 -          -             -            -
Shares issued for prepaid research and engineering costs                      -          -             -            -
Sale of subsidiary stock in excess of net book value                          -          -             -            -
Liability for make up of value on shares issued to ITC                        -          -             -            -
Beneficial conversion feature on convertible note                             -          -             -            -
Net loss                                                                      -          -             -            -
Currency translation adjustment                                               -          -             -            -
Shares issued upon exercise of warrants & options                             -          -             -            -
Valuation of available-for-sale marketable securities                         -          -             -            -
Compensatory stock options and warrants                                       -          -             -            -
                                                                       --------------------   ------------------------
Balance at December 31, 2000                                                  -      $   -             -       $    -
Sale of common stock                                                          -          -             -            -
Conversion of preferred stock                                                 -          -             -            -
Dividend and amortization of discount on beneficial conversion
    price to preferred shareholders                                           -          -             -            -
Exchange of Series A preferred stock in subsidiary                            -          -             -            -
Dividend and amortization of discounts on beneficial conversion
    price to subsidiary preferred and common shareholders                     -          -             -            -
Exchange of subsidiary common stock for NCT common stock                      -          -             -            -
Conversion of convertible debt plus inducement of $190                        -          -             -            -
Exchange of subsidiary convertible debt for common stock                      -          -             -            -
Sale of excess exchange shares of common stock net of
    Commissions of $36                                                        -          -             -            -
Shares issued for settlement obligations/prepayments                          -          -             -            -
Expenses to be paid with common stock                                         -          -             -            -
Shares returned for deposit of acquisition                                    -          -             -            -
Shares issued for acquisition of subsidiaries, repurchased licenses
    and exercise of option, less expenses of $237                             -          -             -            -
Liability for make up of value on shares issued to ITC                        -          -             -            -
Warrants issued in conjunction with convertible debt                          -          -             -            -
Beneficial conversion feature on convertible note                             -          -             -            -
Net loss                                                                      -          -             -            -
Currency translation adjustment                                               -          -             -            -
Shares issued upon exercise of warrants                                       -          -             -            -
Valuation of available-for-sale marketable securities                         -          -             -            -
Compensatory common stock grants                                              -          -             -            -
Compensatory stock options and warrants                                       -          -             -            -
                                                                       --------------------   ------------------------
Balance at December 31, 2001                                                  -      $   -             -       $    -
                                                                       ====================   ========================
The accompanying notes are an integral part of the consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (Note 3)
(in thousands)
                                                                               Convertible Preferred Stock
                                                                          ----------------------------------------------
                                                                                Series E                 Series F
                                                                          ----------------------  -----------------------
                                                                            Shares     Amount          Shares     Amount
                                                                          ----------------------  -----------------------
Balance at December 31, 1998                                                      11    $ 3,298             -      $   -
Sale of common stock, less expenses of $17                                         -          -             -          -
Common stock subject to reset provision                                            -          -             -          -
Conversion of preferred stock                                                     (4)    (2,443)           (3)    (1,652)
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                                -      5,929             -      5,004
Discount on beneficial conversion price to preferred shareholders                  -     (2,666)            -     (4,884)
Preferred stock exchanged for license fees                                        (9)    (3,631)           (1)      (574)
Exchange of Series A preferred stock in subsidiary                                 -          -             -          -
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                                -          -             -          -
Sale of preferred stock                                                            2       (487)            9      4,896
Exchange of subsidiary common stock for NCT common stock                           -          -             -          -
Shares issued in consideration for patent rights                                   -          -             -          -
Shares issued for settlement obligations/prepayments                               -          -             -          -
Expenses to be paid with common stock                                              -          -             -          -
Warrant issued in conjunction with convertible debt                                -          -             -          -
Beneficial conversion feature on convertible note                                  -          -             -          -
Net loss                                                                           -          -             -          -
Currency translation adjustment                                                    -          -             -          -
Shares issued upon exercise of warrants & options                                  -          -             -          -
Compensatory stock options and warrants                                            -          -             -          -
                                                                          ----------------------  -----------------------
Balance at December 31, 1999                                                       -      $   -             5     $2,790
Sale of common stock, less expenses of $49                                         -          -             -          -
Common stock subject to reset provision                                            -          -             -          -
Sale of preferred stock                                                            -          -             -         (5)
Conversion of preferred stock                                                      -          -            (5)    (2,865)
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                                -          -             -         80
Discount on beneficial conversion price to preferred shareholders                  -          -             -          -
Exchange of Series A preferred stock in subsidiary                                 -          -             -          -
Exchange of subsidiary common stock for NCT common stock                           -          -             -          -
Sale of excess exchange shares of common stock net of
    Commissions of $156                                                            -          -             -          -
Shares issued for settlement obligations/prepayments                               -          -             -          -
Expenses to be paid with common stock                                              -          -             -          -
Shares issued as deposit for acquisition                                           -          -             -          -
Shares issued for acquisition of subsidiaries                                      -          -             -          -
Shares issued for prepaid research and engineering costs                           -          -             -          -
Sale of subsidiary stock in excess of net book value                               -          -             -          -
Liability for make up of value on shares issued to ITC                             -          -             -          -
Beneficial conversion feature on convertible note                                  -          -             -          -
Net loss                                                                           -          -             -          -
Currency translation adjustment                                                    -          -             -          -
Shares issued upon exercise of warrants & options                                  -          -             -          -
Valuation of available-for-sale marketable securities                              -          -             -          -
Compensatory stock options and warrants                                            -          -             -          -
                                                                          ----------------------  -----------------------
Balance at December 31, 2000                                                       -      $   -             -      $   -
Sale of common stock                                                               -          -             -          -
Conversion of preferred stock                                                      -          -             -          -
Dividend and amortization of discount on beneficial conversion
    price to preferred shareholders                                                -          -             -          -
Exchange of Series A preferred stock in subsidiary                                 -          -             -          -
Dividend and amortization of discounts on beneficial conversion
    price to subsidiary preferred and common shareholders                          -          -             -          -
Exchange of subsidiary common stock for NCT common stock                           -          -             -          -
Conversion of convertible debt plus inducement of $190                             -          -             -          -
Exchange of subsidiary convertible debt for common stock                           -          -             -          -
Sale of excess exchange shares of common stock net of
    Commissions of $36                                                             -          -             -          -
Shares issued for settlement obligations/prepayments                               -          -             -          -
Expenses to be paid with common stock                                              -          -             -          -
Shares returned for deposit of acquisition                                         -          -             -          -
Shares issued for acquisition of subsidiaries, repurchased licenses
     and exercise of option, less expenses of $237                                 -          -             -          -
Liability for make up of value on shares issued to ITC                             -          -             -          -
Warrants issued in conjunction with convertible debt                               -          -             -          -
Beneficial conversion feature on convertible note                                  -          -             -          -
Net loss                                                                           -          -             -          -
Currency translation adjustment                                                    -          -             -          -
Shares issued upon exercise of warrants                                            -          -             -          -
Valuation of available-for-sale marketable securities                              -          -             -          -
Compensatory common stock grants                                                   -          -             -          -
Compensatory stock options and warrants                                            -          -             -          -
                                                                          ----------------------  ----------------------
Balance at December 31, 2001                                                       -      $   -             -      $   -
                                                                          ======================  =======================
The accompanying notes are an integral part of the consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (Note 3)
(in thousands)
                                                                       Convertible Preferred Stock
                                                                        -----------------------
                                                                               Series G                 Common Stock
                                                                        -----------------------  ---------------------------
                                                                            Shares      Amount         Shares        Amount
                                                                        -----------------------  ---------------------------
Balance at December 31, 1998                                                     -       $   -        156,337       $ 1,563
Sale of common stock, less expenses of $17                                       -           -          4,135            41
Common stock subject to reset provision                                          -           -              -             -
Conversion of preferred stock                                                    -           -         65,701           657
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                              -           -              -             -
Discount on beneficial conversion price to preferred shareholders                -           -              -             -
Preferred stock exchanged for license fees                                       -           -              -             -
Exchange of Series A preferred stock in subsidiary                               -           -         11,700           117
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                              -           -              -             -
Sale of preferred stock                                                          -           -              -             -
Exchange of subsidiary common stock for NCT common stock                         -           -         17,738           178
Shares issued in consideration for patent rights                                 -           -              -             -
Shares issued for settlement obligations/prepayments                             -           -         13,155           132
Expenses to be paid with common stock                                            -           -              -             -
Warrant issued in conjunction with convertible debt                              -           -              -             -
Beneficial conversion feature on convertible note                                -           -              -             -
Net loss                                                                         -           -              -             -
Currency translation adjustment                                                  -           -              -             -
Shares issued upon exercise of warrants & options                                -           -              5             -
Compensatory stock options and warrants                                          -           -              -             -
                                                                        -----------------------  ---------------------------
Balance at December 31, 1999                                                     -       $   -        268,771       $ 2,688
Sale of common stock, less expenses of $49                                       -           -          2,467            25
Common stock subject to reset provision                                          -           -              -             -
Sale of preferred stock                                                          2       1,698              -             -
Conversion of preferred stock                                                   (1)     (1,159)        28,376           284
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                              -         762              -             -
Discount on beneficial conversion price to preferred shareholders                -        (727)             -             -
Exchange of Series A preferred stock in subsidiary                               -           -            635             6
Exchange of subsidiary common stock for NCT common stock                         -           -              -             -
Sale of excess exchange shares of common stock net of
    Commissions of $156                                                          -           -              -             -
Shares issued for settlement obligations/prepayments                             -           -          1,528            15
Expenses to be paid with common stock                                            -           -              -             -
Shares issued as deposit for acquisition                                         -           -            245             2
Shares issued for acquisition of subsidiaries                                    -           -         21,319           213
Shares issued for prepaid research and engineering costs                         -           -          9,524            95
Sale of subsidiary stock in excess of net book value                             -           -              -             -
Liability for make up of value on shares issued to ITC                           -           -              -             -
Beneficial conversion feature on convertible note                                -           -              -             -
Net loss                                                                         -           -              -             -
Currency translation adjustment                                                  -           -              -             -
Shares issued upon exercise of warrants & options                                -           -          1,285            13
Valuation of available-for-sale marketable securities                            -           -              -             -
Compensatory stock options and warrants                                          -           -              -             -
                                                                        -----------------------  ---------------------------
Balance at December 31, 2000                                                     1       $ 574        334,150       $ 3,341
Sale of common stock                                                             -           -          2,000            20
Conversion of preferred stock                                                   (1)       (582)         7,218            72
Dividend and amortization of discount on beneficial conversion
    price to preferred shareholders                                              -           8              -             -
Exchange of Series A preferred stock in subsidiary                               -           -          2,976            30
Dividend and amortization of discounts on beneficial conversion
    price to subsidiary preferred and common shareholders                        -           -              -             -
Exchange of subsidiary common stock for NCT common stock                         -           -          7,832            78
Conversion of convertible debt plus inducement of $190                           -           -          4,303            43
Exchange of subsidiary convertible debt for common stock                         -           -         32,925           330
Sale of excess exchange shares of common stock net of
    Commissions of $36                                                           -           -              -             -
Shares issued for settlement obligations/prepayments                             -           -          3,838            38
Expenses to be paid with common stock                                            -           -              -             -
Shares returned for deposit of acquisition                                       -           -          (245)           (2)
Shares issued for acquisition of subsidiaries, repurchased licenses
    and exercise of option, less expenses of $237                                -           -         23,476           234
Liability for make up of value on shares issued to ITC                           -           -              -             -
Warrants issued in conjunction with convertible debt                             -           -              -             -
Beneficial conversion feature on convertible note                                -           -              -             -
Net loss                                                                         -           -              -             -
Currency translation adjustment                                                  -           -              -             -
Shares issued upon exercise of warrants                                          -           -         10,000           100
Valuation of available-for-sale marketable securities                            -           -              -             -
Compensatory common stock grants                                                 -           -            358             4
Compensatory stock options and warrants                                          -           -              -             -
                                                                        -----------------------  ---------------------------
Balance at December 31, 2001                                                     -       $   -        428,831       $ 4,288
                                                                        =======================  ===========================
The accompanying notes are an integral part of the consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (Note 3)
(in thousands)
                                                                                                          Accumulated
                                                                        Additional      Accumu-             Other
                                                                        Paid-in         lated            Comprehensive
                                                                        Capital         Deficit          (Loss)/Income
                                                                       -------------  -------------   ------------------
Balance at December 31, 1998                                              $ 107,483     $(107,704)             $     45
Sale of common stock, less expenses of $17                                      442              -                    -
Common stock subject to reset provision                                        (600)             -                    -
Conversion of preferred stock                                                 9,441              -                    -
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                         (10,994)             -                    -
Discount on beneficial conversion price to preferred shareholders             7,550              -                    -
Preferred stock exchanged for license fees                                    3,355              -                    -
Exchange of Series A preferred stock in subsidiary                            9,189              -                    -
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                             (68)             -                    -
Sale of preferred stock                                                           -              -                    -
Exchange of subsidiary common stock for NCT common stock                      2,454              -                    -
Shares issued in consideration for patent rights                                 88              -                    -
Shares issued for settlement obligations/prepayments                          2,371              -                    -
Expenses to be paid with common stock                                          (537)             -                    -
Warrant issued in conjunction with convertible debt                             446              -                    -
Beneficial conversion feature on convertible note                               204              -                    -
Net loss                                                                          -       (23,771)                    -
Currency translation adjustment                                                   -              -                   20
Shares issued upon exercise of warrants & options                                 -              -                    -
Compensatory stock options and warrants                                          41              -                    -
                                                                       -------------  -------------   ------------------
Balance at December 31, 1999                                              $ 130,865    $ (131,475)             $     65
Sale of common stock, less expenses of $49                                      426              -                    -
Common stock subject to reset provision                                         600              -                    -
Sale of preferred stock                                                           -              -                    -
Conversion of preferred stock                                                 3,740              -                    -
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                            (842)             -                    -
Discount on beneficial conversion price to preferred shareholders               727              -                    -
Exchange of Series A preferred stock in subsidiary                              311              -                    -
Exchange of subsidiary common stock for NCT common stock                      3,124              -                    -
Sale of excess exchange shares of common stock net of
    Commissions of $156                                                       2,275              -                    -
Shares issued for settlement obligations/prepayments                          1,518              -                    -
Expenses to be paid with common stock                                             -              -                    -
Shares issued as deposit for acquisition                                        123              -                    -
Shares issued for acquisition of subsidiaries                                 7,105              -                    -
Shares issued for prepaid research and engineering costs                      2,905              -                    -
Sale of subsidiary stock in excess of net book value                            950              -                    -
Liability for make up of value on shares issued to ITC                         (812)             -                    -
Beneficial conversion feature on convertible note                             1,000              -                    -
Net loss                                                                          -       (10,324)                    -
Currency translation adjustment                                                   -              -                   (7)
Shares issued upon exercise of warrants & options                               735              -                    -
Valuation of available-for-sale marketable securities                             -              -               (3,379)
Compensatory stock options and warrants                                          88              -                    -
                                                                       -------------  -------------   ------------------
Balance at December 31, 2000                                              $ 154,838    $ (141,799)          $    (3,321)
Sale of common stock                                                            166              -                    -
Conversion of preferred stock                                                   510              -                    -
Dividend and amortization of discount on beneficial conversion
    price to preferred shareholders                                              (8)             -                    -
Exchange of Series A preferred stock in subsidiary                              267              -                    -
Dividend and amortization of discounts on beneficial conversion
    price to subsidiary preferred and common shareholders                    (1,353)             -                    -
Exchange of subsidiary common stock for NCT common stock                      1,155              -                    -
Conversion of convertible debt plus inducement of $190                          707              -                    -
Exchange of subsidiary convertible debt for common stock                      3,329              -                    -
Sale of excess exchange shares of common stock net of
    Commissions of $36                                                          164              -                    -
Shares issued for settlement obligations/prepayments                           (221)             -                    -
Expenses to be paid with common stock                                             -              -                    -
Shares returned for deposit of acquisition                                     (123)             -                    -
Shares issued for acquisition of subsidiaries, repurchased licenses
    and exercise of option, less expenses of $237                             2,138              -                    -
Liability for make up of value on shares issued to ITC                         (610)             -                    -
Warrants issued in conjunction with convertible debt                            747              -                    -
Beneficial conversion feature on convertible note                             1,748              -                    -
Net loss                                                                          -        (77,660)                   -
Currency translation adjustment                                                   -              -                   (8)
Shares issued upon exercise of warrants                                         700              -                    -
Valuation of available-for-sale marketable securities                             -              -                3,379
Compensatory common stock grants                                                 30              -                    -
Compensatory stock options and warrants                                         437              -                    -
                                                                       ----------------------------   ------------------
Balance at December 31, 2001                                              $ 164,621    $ (219,459)             $     50
                                                                       ============================   ==================
The accompanying notes are an integral part of the consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (Note 3)
(in thousands)
                                                                                              Unearned
                                                                                              Portion of           Expenses
                                                                             Stock           Compensatory         to be Paid
                                                                          Subscriptions     Stock, Warrants      With Common
                                                                           Receivable        and Options             Stock
                                                                        ----------------  ------------------  --------------
Balance at December 31, 1998                                                 $  (4,000)          $    (238)          $    -
Sale of common stock, less expenses of $17                                            -                   -               -
Common stock subject to reset provision                                               -                   -               -
Conversion of preferred stock                                                         -                   -               -
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                                   -                   -               -
Discount on beneficial conversion price to preferred shareholders                     -                   -               -
Preferred stock exchanged for license fees                                            -                   -               -
Exchange of Series A preferred stock in subsidiary                                    -                   -               -
Accretion and amortization of discount on beneficial conversion                                           -
    price to preferred shareholders                                                   -                   -               -
Sale of preferred stock                                                           3,000                   -               -
Exchange of subsidiary common stock for NCT common stock                              -                   -               -
Shares issued in consideration for patent rights                                      -                   -               -
Shares issued for settlement obligations/prepayments                                  -                   -          (2,503)
Expenses to be paid with common stock                                                 -                   -           1,221
Warrant issued in conjunction with convertible debt                                   -                   -               -
Beneficial conversion feature on convertible note                                     -                   -               -
Net loss                                                                              -                   -               -
Currency translation adjustment                                                       -                   -               -
Shares issued upon exercise of warrants & options                                     -                   -               -
Compensatory stock options and warrants                                               -                 183               -
                                                                        ----------------  ------------------  --------------
Balance at December 31, 1999                                                 $  (1,000)           $    (55)       $  (1,282)
Sale of common stock, less expenses of $49                                            -                   -               -
Common stock subject to reset provision                                               -                   -               -
Sale of preferred stock                                                           1,000                   -               -
Conversion of preferred stock                                                         -                   -               -
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                                   -                   -               -
Discount on beneficial conversion price to preferred shareholders                     -                   -               -
Exchange of Series A preferred stock in subsidiary                                    -                   -               -
Exchange of subsidiary common stock for NCT common stock                              -                   -               -
Sale of excess exchange shares of common stock net of
    Commissions of $156                                                               -                   -               -
Shares issued for settlement obligations/prepayments                                  -                   -            (547)
Expenses to be paid with common stock                                                 -                   -           1,267
Shares issued as deposit for acquisition                                              -                   -               -
Shares issued for acquisition of subsidiaries                                     (213)                   -               -
Shares issued for prepaid research and engineering costs                              -                   -               -
Sale of subsidiary stock in excess of net book value                                  -                   -               -
Liability for make up of value on shares issued to ITC                                -                   -               -
Beneficial conversion feature on convertible note                                     -                   -               -
Net loss                                                                              -                   -               -
Currency translation adjustment                                                       -                   -               -
Shares issued upon exercise of warrants & options                                     -                   -               -
Valuation of available-for-sale marketable securities                                 -                   -               -
Compensatory stock options and warrants                                               -                  18               -
                                                                        ----------------  ------------------  --------------
Balance at December 31, 2000                                                  $   (213)           $    (37)        $   (562)
Sale of common stock                                                                  -                   -               -
Conversion of preferred stock                                                         -                   -               -
Dividend and amortization of discount on beneficial conversion
    price to preferred shareholders                                                   -                   -               -
Exchange of Series A preferred stock in subsidiary                                    -                   -               -
Dividend and amortization of discounts on beneficial conversion
    price to subsidiary preferred and common shareholders                             -                   -               -
Exchange of subsidiary common stock for NCT common stock                              -                   -               -
Conversion of convertible debt plus inducement of $190                                -                   -               -
Exchange of subsidiary convertible debt for common stock                              -                   -               -
Sale of excess exchange shares of common stock net of
    Commissions of $36                                                                -                   -               -
Shares issued for settlement obligations/prepayments                                  -                   -               -
Expenses to be paid with common stock                                                 -                   -             562
Shares returned for deposit of acquisition                                            -                   -               -
Shares issued for acquisition of subsidiaries, repurchased licenses
    and exercise of option, less expenses of $237                                   213                   -               -
Liability for make up of value on shares issued to ITC                                -                   -               -
Warrants issued in conjunction with convertible debt                                  -                   -               -
Beneficial conversion feature on convertible note                                     -                   -               -
Net loss                                                                              -                   -               -
Currency translation adjustment                                                       -                   -               -
Shares issued upon exercise of warrants                                               -                   -               -
Valuation of available-for-sale marketable securities                                 -                   -               -
Compensatory common stock grants                                                      -                   -               -
Compensatory stock options and warrants                                               -                  37               -
                                                                        ----------------  ------------------  --------------
Balance at December 31, 2001                                                   $     (-)            $    (-)         $   (-)
                                                                        ================  ==================  ==============
The accompanying notes are an integral part of the consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (Note 3)
(in thousands)
                                                                             Treasury Stock
                                                                        -------------------------
                                                                          Shares      Amount          Total
                                                                        -------------------------  -------------
Balance at December 31, 1998                                                 6,078     $ (2,963)        $ 3,426
Sale of common stock, less expenses of $17                                       -             -            483
Common stock subject to reset provision                                          -             -           (600)
Conversion of preferred stock                                                    -             -              -
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                              -             -              -
Discount on beneficial conversion price to preferred shareholders                -             -              -
Preferred stock exchanged for license fees                                       -             -           (850)
Exchange of Series A preferred stock in subsidiary                               -             -          9,306
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                              -             -            (68)
Sale of preferred stock                                                          -             -          7,409
Exchange of subsidiary common stock for NCT common stock                         -             -          2,632
Shares issued in consideration for patent rights                                 -             -             88
Shares issued for settlement obligations/prepayments                             -             -              -
Expenses to be paid with common stock                                            -             -            684
Warrant issued in conjunction with convertible debt                              -             -            446
Beneficial conversion feature on convertible note                                -             -            204
Net loss                                                                         -             -        (23,771)
Currency translation adjustment                                                  -             -             20
Shares issued upon exercise of warrants & options                                -             -              -
Compensatory stock options and warrants                                          -             -            224
                                                                        -------------------------  -------------
Balance at December 31, 1999                                                 6,078     $ (2,963)       $   (367)
Sale of common stock, less expenses of $49                                       -             -            451
Common stock subject to reset provision                                          -             -            600
Sale of preferred stock                                                          -             -          2,693
Conversion of preferred stock                                                    -             -              -
Accretion and amortization of discount on beneficial conversion
    price to preferred shareholders                                              -             -              -
Discount on beneficial conversion price to preferred shareholders                -             -              -
Exchange of Series A preferred stock in subsidiary                               -             -            317
Exchange of subsidiary common stock for NCT common stock                         -             -          3,124
Sale of excess exchange shares of common stock net of
    Commissions of $156                                                          -             -          2,275
Shares issued for settlement obligations/prepayments                             -             -            986
Expenses to be paid with common stock                                            -             -          1,267
Shares issued as deposit for acquisition                                         -             -            125
Shares issued for acquisition of subsidiaries                                    -             -          7,105
Shares issued for prepaid research and engineering costs                         -             -          3,000
Sale of subsidiary stock in excess of net book value                             -             -            950
Liability for make up of value on shares issued to ITC                           -             -           (812)
Beneficial conversion feature on convertible note                                -             -          1,000
Net loss                                                                         -             -        (10,324)
Currency translation adjustment                                                  -             -             (7)
Shares issued upon exercise of warrants & options                                -             -            748
Valuation of available-for-sale marketable securities                            -             -         (3,379)
Compensatory stock options and warrants                                          -             -            106
                                                                        -------------------------  -------------
Balance at December 31, 2000                                                 6,078     $ (2,963)        $ 9,858
Sale of common stock                                                             -             -            186
Conversion of preferred stock                                                    -             -              -
Dividend and amortization of discount on beneficial conversion
    price to preferred shareholders                                              -             -              -
Exchange of Series A preferred stock in subsidiary                               -             -            297
Dividend and amortization of discounts on beneficial conversion
    price to subsidiary preferred and common shareholders                        -             -         (1,353)
Exchange of subsidiary common stock for NCT common stock                         -             -          1,233
Conversion of convertible debt plus inducement of $190                           -             -            750
Exchange of subsidiary convertible debt for common stock                         -             -          3,659
Sale of excess exchange shares of common stock net of
    Commissions of $36                                                           -             -            164
Shares issued for settlement obligations/prepayments                             -             -           (183)
Expenses to be paid with common stock                                            -             -            562
Shares returned for deposit of acquisition                                       -             -           (125)
Shares issued for acquisition of subsidiaries, repurchased licenses
     and exercise of option, less expenses of $237                               -             -          2,585
Liability for make up of value on shares issued to ITC                           -             -           (610)
Warrants issued in conjunction with convertible debt                             -             -            747
Beneficial conversion feature on convertible note                                -             -          1,748
Net loss                                                                         -             -        (77,660)
Currency translation adjustment                                                  -             -             (8)
Shares issued upon exercise of warrants                                          -             -            800
Valuation of available-for-sale marketable securities                            -             -          3,379
Compensatory common stock grants                                                 -             -             34
Compensatory stock options and warrants                                          -             -            474
                                                                        -------------------------  -------------
Balance at December 31, 2001                                                 6,078     $ (2,963)      $ (53,463)
                                                                        =========================  =============
The accompanying notes are an integral part of the consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 3 and 17)
                                                                                                  (In thousands)
                                                                                         For the Years Ended December 31,
                                                                                 ---------------------------------------------------
                                                                                        1999             2000            2001
                                                                                 ----------------- ---------------  ----------------
Cash flows from operating activities:
  Net loss                                                                             $ (23,771)       $ (10,324)      $ (77,660)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
     Depreciation and amortization                                                         1,970            2,014           2,977
     Common stock, warrants and options issued as consideration for:
        Compensation                                                                         224              106              37
        Operating expenses                                                                   401              497             637
     Costs incurred related to convertible debt                                              102                -           5,364
     Provision for tooling costs                                                             180                -               -
     Provision for inventory                                                                 199              100             691
     Provision for doubtful accounts and uncollectible amounts                                77              803           1,249
     (Gain) loss on disposition of fixed assets                                                -              (12)             30
     Write downs of investment and repurchased licenses, net (Notes 2, 9 and 11)           2,385                -          20,778
     Preferred stock received for license fees                                              (850)               -               -
     Impairment of goodwill, net (Notes 3 and 11)                                          3,125            3,073          14,114
     Reserve for promissory note and pre-acquisition costs                                 1,788                -               -
     Costs of exiting activities (Note 25)                                                     -                -           1,886
     Beneficial conversion feature on convertible note (Note 10)                             204            1,000             946
     Common stock received for license fee                                                     -           (6,000)              -
     Common stock and warrants to be received for license fee                                  -             (384)              -
     Convertible note induced conversion expense                                               -                -             190
     Realized loss on available-for-sale securities (Note 5)                                   -                -           7,036
     Realized loss on fair value of warrant (Note 5)                                           -                -           1,355
     Cumulative effect of change in accounting principle (Note 5)                              -                -           1,582
     Loss on sale of NXT ordinary shares (Note 5)                                              -                -           2,301
     Forgiveness of debt                                                                       -                -             (67)
     Amortization of debt discounts                                                            -                -           3,348
     Minority interest loss                                                                    -                -            (473)
     Changes in operating assets and liabilities, net of acquisitions:
          (Increase) decrease in accounts receivable                                         401           (4,624)          2,432
          (Increase) decrease in inventories                                                 858              636             109
          (Increase) decrease in other assets                                             (1,168)          (2,072)           (680)
          Increase (decrease) in accounts payable and accrued expenses                     2,851             (886)          3,578
          Increase (decrease) in other liabilities and deferred revenue                      427            5,562          (3,784)
                                                                                -----------------  --------------- ---------------
     Net cash used in operating activities                                             $ (10,597)       $ (10,511)      $ (12,024)
                                                                                -----------------  --------------- ---------------
Cash flows from investing activities:
  Capital expenditures                                                                     $ (51)          $ (322)       $ (1,377)
   Net cash paid for Artera Group International Limited acquisition                            -                -            (100)
   (Increase) decrease  in restricted cash                                                  (667)             667               -
   Payment for shares of DMC New York (repurchased licenses)                                   -                -          (1,000)
   Proceeds from sale of capital equipment                                                     -               26              11
   Proceeds from sale of NXT ordinary shares                                                   -                -           6,858
   Cash and cash equivalents received from acquisitions                                        -               88               -
                                                                                -----------------  --------------- ---------------
     Net cash (used in) provided by investing activities                                  $ (718)           $ 459         $ 4,392
                                                                                -----------------  --------------- ---------------
Cash flows from financing activities:
  Proceeds from:
     Convertible notes and notes payable (net) (Note 10)                                 $ 4,000          $ 2,944         $ 5,695
     Sale of preferred stock (net)                                                         7,409            1,963               -
     Sale of subsidiary preferred stock (net)                                                  -            1,500             418
     Sale of subsidiary common stock                                                           -            1,000               -
     Sale of excess exchange shares                                                            -            2,275             164
     Sale of common stock                                                                    483              500             186
     Collection of subscription receivable                                                     -              995             213
     Exercise of stock options and warrants, net                                               -              748             800
     Repayment of notes                                                                        -           (1,825)           (436)
                                                                                -----------------  --------------- ---------------
     Net cash provided by financing activities                                          $ 11,892         $ 10,100         $ 7,040
                                                                                -----------------  --------------- ---------------
Effect of exchange rate changes on cash                                                     $ 20             $ (7)           $ (8)
                                                                                -----------------  --------------- ---------------
Net increase (decrease) in cash and cash equivalents                                         597               41            (600)
Cash and cash equivalents - beginning of period                                              529            1,126           1,167
                                                                                -----------------  --------------- ---------------
Cash and cash equivalents - end of period                                                $ 1,126          $ 1,167           $ 567
                                                                                =================  =============== ===============
The accompanying notes are an integral part of the consolidated financial statements.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Background:

     NCT Group, Inc. and subsidiaries (collectively referred to as the "company," "NCT," "its," "we," "our" or "us") is a technology developer with a portfolio of patents and related rights and other non-patented technology. We specialize in the development of speech and communications applications integrating noise and echo cancellation technologies that we market to various industries, including telecommunications.

     NCT has incurred substantial losses from operations since its inception which cumulatively amounted to $219.5 million through December 31, 2001. Cash and cash equivalents amounted to $0.6 million at December 31, 2001. A working capital (deficit) of $(52.6) million exists at December 31, 2001. NCT is in default of $7.1 million of its convertible notes at December 31, 2001. Management believes that currently available funds will not be sufficient to sustain NCT at present levels. NCT's ability to continue as a going concern is dependent on funding from several sources, including available cash and cash equivalents and cash inflows generated from its revenue sources, particularly technology licensing fees and royalties and product sales. The level of realization of funding from the company's revenue sources is presently uncertain. If anticipated revenues do not generate sufficient cash, management believes additional working capital financing must be obtained. We are attempting to raise additional capital in order to fund operations (see Note
26). There is no assurance any such financing is or would become available.

     In the event that funding from internal sources is insufficient, NCT would have to substantially cut back its level of spending which could substantially curtail its operations. These reductions could have an adverse effect on the company's relations with its existing and prospective customers. Uncertainty exists about the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of external financing sources to fund any cash deficiencies (see Note 14).

     The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2001 about the company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

2.   Acquisitions:

2001 Acquisitions

Artera Group International Limited

     Our wholly-owned subsidiary, Artera Group, Inc., entered into an agreement with Teltran International, Inc. to acquire all of the capital stock of Teltran's subsidiary, Teltran Web Factory Limited, and the communication equipment assets of Teltran's subsidiary, Internet Protocol Ltd. The Web Factory was a U.K.-based full service information technology solutions provider, offering Internet provider services, web hosting, domain hosting, consulting, web design and installation services to businesses. Artera completed its acquisition of the Web Factory on March 2, 2001, and renamed the Web Factory, Artera Group International Limited. The aggregate purchase price, as adjusted, was $3.1 million comprised of $350,000 in cash and $3.3 million of Artera Group, Inc. series A preferred stock with a stated value of $6.6 million (see Note 14). This preferred stock was valued based upon 6% convertible notes issued in January 2001 (see Note 10). The acquisition was accounted for as a purchase, resulting in initial goodwill of approximately $6.2 million which was subsequently written off (see Note 3). On June 29,

2001, the terms of the preferred stock were modified as to $4.3 million stated value of this stock to allow conversion of the preferred stock into shares of NCT. As a result, an additional $3.9 million of consideration and goodwill was recorded as purchase price which was subsequently written off (see Note 3). A summary of the assets acquired and liabilities assumed, at estimated fair market value, is as follows:

     (In thousands of dollars)

      Current assets                           $      484
      Property, plant and equipment                   467
      Goodwill                                     10,095
      Current liabilities                          (4,031)
      Other liabilities                               (45)
                                              -------------
      Fair market value of acquired entity     $    6,970
                                              =============

     On December 18, 2001, the Board of Directors of Artera Group International Limited decided to suspend under-performing operations and reduce employees. Subsequent to December 31, 2001, the Board of Directors of Artera Group International Limited determined to cease operations (see Note 25).

DMC New York, Inc.

     On April 12, 2001, NCT acquired a 25% interest in DMC New York, Inc. for $4.0 million from a stockholder. DMC New York is the owner of 16 licenses previously purchased from us. The acquisition resulted in a charge to our consolidated statements of operations (see Note 14) because DMC New York has not commenced operations. The consideration consisted of a $1.0 million convertible note due December 31, 2001 issued to Crammer Road LLC (see Note 14), $1.0 million cash and $2.0 million of our common stock (13.3 million shares) (see
Note 14). We intend to acquire the remaining 75% interest in DMC New York pursuant to our private equity credit agreement (see Note 14). As such, we have accrued $14.0 million, our cost of repurchasing the remaining 12 licenses under the private equity credit agreement (see Notes 12 and 21) which resulted in a charge included in write downs of investment and repurchased licenses in our consolidated statement of operations. The Board of Directors of DMC New York is comprised of NCT officers and directors (see Note 18). The company's acquisition of DMC New York is summarized as follows:

                              DMC New York
          Date                Consideration        Shares Acquired           % Interest         Expected Fair Value
          ----                -------------        ---------------           ----------         -------------------
        4/12/01           $1.0 million cash             1,000                  6.25%                $1.0 million
        4/12/01           $1.0 million note             1,000                  6.25%                $1.0 million
        4/12/01           13.3 million shares           2,000                  12.5%                $2.0 million

2000 Acquisitions

Theater Radio Network, Inc.

     On August 18, 2000, we acquired from the five sole stockholders of Theater Radio Network, Inc. 100% of the outstanding capital stock of Theater Radio Network, a provider of in-theater audio advertising in multiplex cinemas nationwide, through DMC Cinema, a newly formed subsidiary of NCT's subsidiary, Distributed Media Corporation ("DMC"). The acquisition included our issuance of restricted shares of NCT common stock and a 7.5% equity interest in DMC Cinema. The purchase agreement provided that a specified amount of $2,395,000 in shares of NCT common stock would be issued to the selling shareholders. NCT had an obligation to register the shares represented by this specified amount. In the event that NCT's trailing twenty-day closing bid price declined before NCT requested effectiveness of its registration statement from the Securities and Exchange Commission ("SEC"), NCT was required to issue additional shares to the selling shareholders to provide them the specified amount. We refer to this provision as the fill-up provision. We initially issued 7,405,214 shares of NCT common stock based upon a trailing twenty-day closing bid price of $0.3376. Of such shares, 311,019 shares were issued to the placement agent for the transaction for services rendered, aggregating $105,000. The placement agent's shares were not subject to the fill-up provision. Due to the fill-up provision, in February 2001, we issued 2,455,248 additional shares of NCT common stock to the five selling shareholders based upon a trailing twenty-day closing bid price of $0.2508 to make-up for the diminished value. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $2.8 million (see Note
3). The issuance of the additional shares did not affect the cost of the acquired company.

     Additional NCT shares may be required to be issued as an earnout based upon cumulative revenue of Theater Radio Network (now DMC Cinema). The selling shareholders have demand registration rights for these earnout shares. The earnout provides that if DMC Cinema has accrued revenue of at least $3.3 million between August 1, 2000 and December 31, 2001, a number of shares of NCT common stock having a value of $1.25 million, based upon the trailing twenty-day closing bid price on December 31, 2001, will be issued to the selling shareholders and the placement agent. If the accrued revenue for this period is less than $3.3 million, then the number of shares of NCT common stock to be issued would be prorated to the number (based upon the trailing twenty-day closing bid price on December 31, 2001) equal to the product of $1.25 million multiplied by a fraction which is the actual accrued revenue for such period divided by $3.3 million. Further, if DMC Cinema has accrued revenue of at least $4.7 million between August 1, 2000 and June 30, 2002, an additional number of shares of NCT common stock having a value of $1.25 million, based upon the trailing twenty-day closing bid price on June 30, 2002, will be issued. If DMC Cinema's accrued revenue for such period is less than $4.7 million, then the number of shares to be issued will be prorated to that number of shares of NCT common stock having a value (based upon the trailing twenty-day closing bid price on June 30, 2002) equal to the product of $1.25 million multiplied by a fraction which is the actual accrued revenue for such period divided by $4.7 million. The issuance of additional NCT shares of common stock pursuant to the earnout provision would increase our cost of the acquisition. As of December 31, 2001, approximately $0.6 million was accrued for this earnout obligation which is included in other liabilities (see Note 12). This accrual increased our cost of the acquisition (see Note 3).

Midcore Software, Inc.

     On August 29, 2000, NCT acquired 100% of the outstanding capital stock of Midcore Software, Inc., a provider of Internet infrastructure software for business networks, through a merger with Midcore Software, Inc., a newly formed, wholly-owned subsidiary of NCT. In connection therewith, we initially issued to Midcore's selling shareholders 13,913,355 restricted shares of our common stock based upon a 10-day volume-weighted average closing bid price of $0.34626 per share, for an aggregate value of $4.8 million. In addition, the purchase consideration includes $1.8 million to be paid by NCT in cash, over 36 months, the timing of which is based upon earned royalties. If after 36 months the total royalty has not been earned, or if earned but not fully paid, then the recipients may elect at their discretion either to continue to receive payment of the royalties in accordance with the merger agreement, or receive the unpaid balance in the form of NCT's common stock. We recorded the entire $1.8 million obligation as a liability. To date, no royalties have been paid. We are obligated to issue additional shares of common stock if the value of shares issued at the closing which were not registered is less than $1.5 million on the third anniversary of the closing. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $6.4 million.

     The merger agreement provided that NCT had an obligation to register with the SEC a specified amount of $2,467,639 in shares of NCT common stock issued to the Midcore selling shareholders at closing. In the event that NCT's volume-weighted, average trailing ten-day closing bid price declined before NCT requested effectiveness of its registration statement, NCT was required to issue additional shares to the selling shareholders to provide them the specified amount. We refer to this price guaranty provision as the fill-up provision. Of the shares initially issued, 7,126,548 shares of NCT common stock were to be registered based upon a volume-weighted, average trailing ten-day closing bid price of $0.34626. Due to the fill-up provision, on February 9, 2001, we issued 2,863,894 additional shares of NCT common stock to the selling shareholders based upon the closing bid price of $0.2470 to make-up for the diminished value of their shares. The issuance of the additional shares did not affect the cost of the acquired company.

Pro Tech Communications, Inc.

     On September 12, 2000, our wholly-owned subsidiary, NCT Hearing Products, Inc., granted an exclusive license to Pro Tech Communications, Inc. for rights to specified NCT technologies for use in lightweight cellular, multimedia and telephony headsets. In exchange, NCT Hearing received 23.4 million shares of Pro Tech's common stock, net of shares used to compensate an outside consultant, representing approximately 83% of Pro Tech's common shares then issued and outstanding. The acquisition was accounted for as a purchase and resulted in negative goodwill of approximately $0.1 million. The purchase price was approximately $2.6 million, determined by the market value of the shares of Pro Tech common stock received by NCT Hearing. Pro Tech sells high quality, lightweight headsets to high-profile users, including Muzak and McDonald's. Pro Tech's common stock currently trades under the symbol "PCTU" on the NASD's OTC Bulletin Board. As a condition precedent to the transaction, NCT Hearing had identified, and introduced to Pro Tech, the investors who agreed to provide $1.5 million in equity financing to Pro Tech for 1,500 shares of series A convertible preferred stock of Pro Tech (see Note 14). The investors paid $1.5 million in cash which was used by Pro Tech for working capital.

     Based upon our 2000 acquisitions of Theater Radio Network, Midcore and Pro Tech, a summary of the assets acquired and liabilities assumed, at estimated fair market value, is as follows:

     (In thousands of dollars)

     Current assets                               $   1,484
     Property, plant and equipment                      272
     Goodwill                                         9,100
     Other assets                                     2,750
     Current liabilities                             (2,726)
     Other liabilities                               (1,350)
                                                 -----------
     Fair market value of acquired entities       $   9,530
                                                 ===========

     The results of operations of the acquired entities are included in NCT's consolidated statements of operations from the respective dates of acquisition. The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the acquisitions had occurred at each of the beginning of the year acquired and the beginning of the immediately preceding year. For the years ended 1999, 2000 and 2001, pro forma adjustments include additional amortization expense of $1.5 million, $1.4 million and $0.1 million, respectively. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operations of the company or the results of operations of the company had the acquisitions occurred on January 1, 1999, January 1, 2000 and January 1, 2001:


(Unaudited; in thousands, except per share data)

                                                                 Years Ended December 31,
                                                 ----------------------------------------------------
                                                        1999 (a)      2000 (a, b)         2001 (b)
                                                       ------        ------              ------
Net revenues                                       $     10,386       $   17,606        $  10,859
Net loss                                                (25,776)         (17,984)         (78,025)
Loss attributable to common shareholders                (40,841)         (22,815)         (79,386)
Loss per common share-basic and diluted                   (0.19)           (0.07)           (0.21)

Footnotes:
(a)  Includes Theater Radio Network, Midcore and Pro Tech acquisitions.
(b)  Includes Artera Group International Limited acquisition.

3.   Summary of Significant Accounting Policies:

Basis of Presentation:

     The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries after elimination of all significant intercompany transactions and accounts. Investments in less than majority-owned affiliates over which we exercise significant influence are accounted for under the equity method. All other investments in affiliates are carried at cost.

Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect reported amounts and disclosures in the financial statements. Actual results could differ from those estimates including assumptions used to calculate impairment of goodwill and other intangible assets.

Reclassifications:

     Some amounts in prior period financial statements have been reclassified to conform to the current year's presentation.

Income Taxes:

     Deferred income taxes are provided for the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Cash and cash equivalents:

     Cash and cash equivalents include all highly liquid investments with original maturities at acquisition of three months or less.

Revenue Recognition:

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which we adopted effective January 1, 2000. The adoption of SAB 101 did not have a material effect on our financial statements, and therefore, no cumulative effect of a change in accounting principle has been recorded. SAB 101 addresses, among other items, when revenue relating to various license fees should be recognized. The company performs a detailed analysis of its license fee revenue and records deferred revenue and associated expenses. These deferred amounts are recognized over the life of each specific license when no other performance conditions exist.

     Revenue, other than license fee revenue accounted for under SAB 101, is recognized when earned. Revenue from product sales is recognized when the product is shipped and title has passed. Revenue from advertising sales is recognized when the advertisements are aired and displayed. Revenue from engineering and development services is generally recognized and billed as the services are performed. However, for some engineering and development services contracts, revenue is recognized using the percentage of completion method after 10% of the total estimated costs have been incurred. Under the percentage of completion method, revenues and gross profit are recognized as work is performed based on the relationship of actual costs incurred to total estimated costs at completion. Estimated losses are recorded when identified. Revenues recognized under the percentage of completion method amounted to $1.3 million for the year ended December 31, 1999, and zero for each of 2000 and 2001.

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

Marketable Securities:

     Marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are recorded at fair value, with the change in market value during the period included in the statements of operations.

     Marketable debt securities that NCT has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at market value except as described in Note 9, with the change in market value during the period excluded from the statements of operations unless it is occasioned by an other-than-temporary decline in value and recorded net of income taxes as a separate component of stockholders' equity (capital deficit). At December 31, 2000 and 2001, all of the company's marketable securities have been deemed available-for-sale securities. At December 31, 2000, these marketable securities are included in other assets (see
Note 5 and 9).

Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis. NCT assesses the realizability of inventories by periodically conducting a physical inventory and reviewing the movement of inventory to determine the value of items which are slow moving and obsolete. The potential for near-term product engineering changes and/or technological obsolescence and current realizability are considered in determining the adequacy of inventory reserves. At December 31, 2000 and 2001, the company's inventory reserves were $0.1 million and $0.8 million, respectively.

Property and Equipment:

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives or the related lease term.

Deferred Charges:

     Deferred charges, included on the consolidated balance sheet in other assets, primarily represent costs related to the installation of digital broadcast station systems at customer locations. Such installation costs consist of labor costs attributable to contractor installation and outside management fees and benefit the future. The company amortizes such deferred charges over the lesser of the estimated useful life or the five-year life of the site agreement. In the event a site is removed, the unamortized deferred charges relating to that site are then expensed in full. In each of 2000 and 2001, the company amortized approximately $0.1 million of deferred charges and wrote off unamortized charges relating to removals of approximately $0.2 million and zero, respectively.

Software Costs:

     It is our policy to capitalize costs incurred in connection with developing or obtaining internal use software. Capitalized software costs are included in property and equipment and are being amortized over three years. During the years ended December 31, 2000 and 2001, $0.1 million and $0.2 million, respectively, was capitalized.

Goodwill, Patent Rights and Other Intangible Assets:

     The excess of the consideration paid over the fair value of net assets acquired in business combinations is recorded as goodwill. Goodwill is also recorded by the company upon the acquisition of some or all of the stock held by minority stockholders of a subsidiary, except where such accounting is, in substance, the purchase of licenses previously sold to such minority stockholders or their affiliates. Goodwill is amortized using the straight-line method over periods generally ranging from five to twenty years. Goodwill amortization expense was $1.0 million, $1.0 million and $1.7 million for 1999, 2000 and 2001, respectively. Accumulated goodwill amortization was $5.2 million and $1.1 million at December 31, 2000 and 2001, respectively.

     Patent rights and other intangible assets, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense was $0.6 million, $0.7 million and $0.4 million for 1999, 2000 and 2001, respectively. Accumulated amortization of patent rights and other intangible assets was $3.5 million and $3.9 million at December 31, 2000 and 2001, respectively.

     At each balance sheet date, NCT evaluates the period of amortization of intangible assets. The factors used in evaluating the period of amortization include: current operating results, projected future operating results, and any other material factors that effect the continuity of the business. The company recognized impairment loss from goodwill of $3.1 million, $3.1 million and $14.1 million (net of reduction in deferred revenue of $2.1 million) in 1999, 2000 and 2001, respectively. On June 29, 2001, in connection with additional rights granted certain preferred shareholders of Artera Group, Inc., the preferred stock was recorded at its stated value which resulted in additional goodwill of $3.9 million. On December 18, 2001, the Board of Directors of Artera Group International Limited decided to suspend under-performing operations and reduce employees. Consequently, the $9.8 million carrying value of the goodwill as of that date was considered fully impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Further, in December 2001, NCT decided to cease the operations of DMC Cinema due to its inability to meet operating goals. Consequently, approximately $1.3 million consisting of the carrying value of $3.4 million, net of reduction in deferred revenue of $2.1 million, was fully impaired in accordance with SFAS 121. No other events have been identified that would indicate an impairment of the value of material intangible assets recorded in the accompanying consolidated financial statements.

Advertising:

     Advertising costs include commissions paid to advertising representatives and agencies and are expensed as incurred. Advertising expense for the years ended December 31, 1999, 2000 and 2001 was $1.2 million, $0.3 million and $0.5 million, respectively.

Comprehensive Loss:

     The company reports comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income. The provisions for SFAS 130 require the company to report the changes in stockholders' equity (capital deficit) from all sources during the period other than those resulting from investments by and distributions to shareholders. Accordingly, the consolidated statements of comprehensive loss are presented while the caption "accumulated other comprehensive (loss) income" is included on the consolidated balance sheets as a component of stockholders' equity (capital deficit). Due to availability of net operating losses, there is no tax effect associated with any component of other comprehensive loss. Comprehensive loss is comprised of net loss and other comprehensive (loss) income. Other comprehensive (loss) income includes certain changes in stockholders' equity (capital deficit) that are excluded from net income, including unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments.

Foreign Currency Translation:

     Local currencies are generally considered the functional currency for our share of foreign investments. The company translates its share of foreign assets and liabilities at exchange rates in effect at the balance sheet dates. Revenues and expenses are translated using average rates for the year. The resulting foreign currency translation adjustments are included in accumulated other comprehensive (loss) income as a component of capital deficit. The foreign currency transaction gains and losses are included in the consolidated statements of operations and were not material for any periods presented.

Loss per Common Share:

     The company reports loss per common share in accordance with SFAS No. 128, Earnings Per Share. The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive (see Note 15).

     However, when preferred stock is convertible into common stock at a conversion rate that represents a discount from the common stock market price at the time of issuance, the discounted amount is an assured incremental yield, the "preferred stock dividend requirement," to the preferred shareholders and is accounted for as an embedded dividend to preferred shareholders. In addition, when warrants are issued, the fair value of warrants is determined by applying the Black-Scholes option pricing model. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-13, as codified in EITF 00-19, these warrants are considered permanent equity instruments since they may only be actually settled with the issuance of the company's stock. The fair value is deemed to be a "preferred stock beneficial conversion" feature and is accounted for as a component of additional paid-in capital. The company has reflected such beneficial conversion feature and preferred stock dividend requirement as a preferred stock dividend and as an adjustment to the net loss attributable to common stockholders.

Concentrations of Credit Risk:

     Financial instruments, which potentially subject the company to concentration of credit risk, consist of cash and cash equivalents and trade receivables. The company maintains cash and cash equivalents in accounts with various financial institutions in amounts which, at times, may be in excess of the FDIC insurance limit. The company has not experienced any losses on such accounts and does not believe it is exposed to any significant risk with respect to cash and cash equivalents.

     The company sells its products and services to distributors and end users in various industries worldwide. The company regularly assesses the realizability of accounts receivable and takes into consideration the value of past due accounts receivable and the collectibility of such receivables based on credit worthiness. The company does not require collateral or other security to support customer receivables.

Major Customers:

     The company derived a significant portion of its revenues from three major customers during 2000 and 2001. For the years ending December 31, 2000 and 2001, the company recorded revenue of approximately $8.0 million and $4.9 million, respectively, from these customers. As of December 31, 2000 and 2001, the company had approximately $2.0 million and zero, respectively, of accounts receivable resulting from revenue derived from these customers.

Fair Value of Financial Instruments:

     The company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, notes payable and other liabilities. At December 31, 2000 and 2001, the fair value of these instruments approximated their carrying value (carried at cost) because of the short maturity of the instruments. Fair values of other investments classified as available-for-sale were estimated based on market prices, where available. The fair value of convertible notes approximates the carrying value based on interest rates that are currently available to the company for issuance of debt with similar terms and remaining maturities.

Stock-Based Compensation:

     The company has adopted the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and continues to apply Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to
Employees, and related interpretations in accounting for its stock-based compensation plans (see Note 15).

Recent Accounting Pronouncements:

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Management has not determined the effect, if any, to our financial position or results of operations upon adoption of SFAS 144.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not anticipate that adoption of SFAS 143 will have a material impact on our financial position or results of operations as we currently do not have any asset retirement obligations.

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Under SFAS 142, we will be required to reassess the goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Whenever there is an impairment indicator, all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective January 1, 2002, goodwill will no longer be subject to amortization. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. NCT adopted SFAS 141 effective July 1, 2001 and plans to adopt SFAS 142 effective January 1, 2002. The adoption of SFAS 142 may improve our financial position and results of operations on an ongoing basis due to the elimination of amortization of goodwill. Conversely, the adoption of SFAS 142 may be detrimental to our financial position and results of operations upon adoption because of a possible finding of impaired goodwill. We are in the process of analyzing SFAS 142 and its impact on the company and currently are unable to report the effect the adoption will have on our financial position and results of operations.

     In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments - an Amendment of SFAS 133. SFAS 138 establishes accounting and reporting standards for derivative instruments, including some derivative instruments embedded in other contracts (collectively referred to as derivatives). SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Derivatives must be reported at their fair values at each reporting date with any gains or losses reported in the company's statements of operations. Our adoption of SFAS 138 effective January 1, 2001 resulted in a $1.6 million charge which is reflected as cumulative effect of change in accounting principle on the consolidated statements of operations. For the year ended December 31, 2001, fair value charges of $1.4 million are included in other (income) expense.

4.   Strategic Relationships:

     NCT has entered into agreements to establish joint ventures and strategic alliances related to the design, development, manufacture, marketing and distribution of its technologies and products containing such technologies. These agreements generally provide that NCT license technology and contribute a nominal amount of initial capital and that the other parties provide substantially all of the funding to support the venture or alliance.

The support funding may include amounts paid or services rendered for engineering and development. In exchange for this funding, the other parties generally receive a preference in the distribution of cash and/or profits from the joint ventures or royalties from these alliances until such time that the support funding (plus an interest factor in some instances) is recovered. At December 31, 2000 and 2001, there were no preferred distributions due to joint venture partners from future profits of the joint ventures.

     Technology licensing fees and engineering and development services paid by joint ventures to the company are recorded as revenue consistent with the company's revenue recognition policy. Total revenues recorded by the company relating to these strategic relationships for technology licensing fees and royalties, engineering and development services and product sales were as follows:

     (In thousands of dollars)

                                                      For the Years Ended December 31,
                                          -----------------------------------------------------
                                                1999               2000               2001
                                          ---------------     --------------     --------------
Ultra Electronics, Ltd.                             $ 40               $ 49              $ 114
New Transducers Ltd.                                 500                  -              1,605
STMicroelectronics S.A. &
   STMicroelectronics S.r.l                        2,156                  -                  -
Lernout & Hauspie Speech Products N.V.               800                  -                  -
Oki Electric Industry Co., Ltd                        80                269                219
Infinite Technology Corporation                        -              3,550              1,028
                                          ---------------     --------------     --------------
     Total                                       $ 3,576            $ 3,868            $ 2,966
                                          ===============     ==============     ==============

     Outlined below is a summary of the nature and terms of selected strategic relationships:

     Ultra Electronics Ltd. ("Ultra") (formerly Dowty Maritime Limited) and the company entered into a teaming agreement in May 1993 and subsequently amended such agreement and entered into a licensing and royalty agreement commencing in 1998. Such teaming agreement calls for the collaboration on the design, manufacture and installation of products to reduce noise in the cabins of various types of aircraft. In accordance with the agreement, the company provided informational and technical assistance relating to the aircraft quieting system and Ultra reimbursed the company for expenses incurred in connection with such assistance. Ultra was responsible for the marketing and sales of the products. The company was to supply Ultra with electronic components required for the aircraft quieting system, at a defined cost, to be paid by Ultra. Such licensing and royalty agreement, among other things, included a future royalty of 1.5% of sales commencing in 1998. Under the agreement, Ultra also acquired the company's active aircraft quieting business based in Cambridge, England, leased a portion of the Cambridge facility and employed some of the company's employees. The company recognized $40,000, $49,000 and $114,000 in royalty revenue in 1999, 2000 and 2001, respectively.

     New Transducers Ltd. ("NXT"), a wholly-owned subsidiary of NXT plc (formerly, Verity Group plc) and the company executed a cross licensing agreement on March 28, 1997. Under the terms of the cross-license, the company licensed patents and patents pending which relate to FPTTM technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to the company. The company also executed a security deed in favor of NXT which granted NXT a conditional assignment in the patents and patents pending licensed to NXT under the cross-license in the event a default in a specified payment to be made by the company under the cross-license continued beyond fifteen days. Concurrently with the cross-license, the company and NXT plc executed agreements granting each an option for a four year period, commencing on March 28, 1997, to acquire a specified number of shares of common stock of the other, subject to some conditions and restrictions. NCT granted an option to NXT plc to acquire
3.8 million shares of NCT common stock (approximately 3.4% of the then issued and outstanding common stock) and NCT executed a registration rights agreement covering such shares. Five million ordinary shares (approximately 2.0% of the then issued and outstanding ordinary shares) of NXT plc were covered by the option granted by NXT plc to NCT. The exercise price under each option was the fair value of a share of the applicable stock on March 28, 1997, the date of grant. On April 15, 1997, NXT plc, NXT and the company executed several new agreements and other documents terminating and replacing some of the old agreements. The material changes effected by the new agreements were the inclusion of NXT plc as a party along with NXT, providing that the license fee payable to NCT could be paid in ordinary shares of NXT plc stock, and reducing the exercise price under the option granted to NXT plc to purchase shares of the company's common stock to $0.30 per share. The license fee was paid to NCT in ordinary shares of NXT plc stock which NCT subsequently sold. On September 27, 1997, NXT plc, NXT, NCT
Audio and the company executed several agreements and other documents, terminating and replacing some of the old agreements with other agreements. The material changes effected by these replacement agreements were an expansion of the fields of use applicable to the exclusive licenses granted to NXT plc and NXT, an increase in the royalties payable on future licensing and product revenues, cancellation of the security deed covering the patents licensed by NCT and the acceleration of the date on which the parties could exercise their respective stock options to September 27, 1997.

     On February 9, 1999, NCT Audio and NXT expanded the cross-license agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground-based vehicles and aircraft sound systems, and increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting NXT these expanded licensing rights, NCT Audio received a $0.5 million license fee. Also on February 9, 1999, NCT Audio and NXT amended the master license agreement to include a one time minimum royalty payment of $160,000. NCT Audio recorded royalty expense of $160,000 in 1999 and a liability of $64,000 ($160,000 royalty expense less patent expense reimbursement of $96,000) at December 31, 1999. The liability as of December 31, 2000 and 2001 was $64,000 and zero, respectively.

     On March 30, 2001, NXT plc, NXT, NCT Audio and the company entered into several agreements terminating the cross-license agreement dated September 27, 1997. Under the new agreements, NCT received 2.0 million ordinary NXT plc shares in consideration for the cancellation of the 6% royalty payable by NXT to NCT Audio. The NXT plc shares issued had a value of approximately $9.2 million. Additionally, ownership of certain intellectual property, the rights to which had been previously granted to NXT, were transferred to NXT. NXT has licensed NCT and its subsidiaries with certain NXT and all NCT-developed intellectual property. NXT will design a low-cost flat panel speaker for use by DMCI, a wholly owned subsidiary of NCT formed in 2001. In addition, NXT transferred its 4.8% equity holding in NCT Audio to NCT in settlement of the exercise price otherwise payable upon exercise of the option that NXT had on 3.8 million shares of our common stock (see Note 15). We sold the 2.0 million NXT plc shares during the year ended December 31, 2001 for aggregate proceeds of $6.9 million and realized a net loss of $2.3 million included in our statements of operations (see Note 16).

     STMicroelectronics SA & STMicroelectronics S.r.l ("ST"). On November 16, 1998, Advancel Logic Corporation, a majority-owned subsidiary acquired by the company in September 1998, and ST executed a license agreement. Under the terms of the agreement, which included a license fee, a minimum royalty within two years and future per unit royalties, ST licensed Advancel's processor core, tiny2J(TM) for Java(TM) to combine it with its proven secure architecture and advanced nonvolatile memory technology. Advancel recorded a $0.2 million license fee in 1998 and recorded an additional $0.2 million license fee, $0.9 million non-refundable royalty and $1.1 million engineering and development services funding in 1999. No revenue related to this agreement was recognized in 2000 and 2001.

     Lernout & Hauspie Speech Products N.V. ("L&H"). On March 31, 1999, the company signed a license agreement with L&H. The agreement provides the company with a worldwide, non-exclusive, non-transferable license to selected L&H technology for use in NCT's ClearSpeech(R) products. The company recorded a prepaid royalty of $0.9 million. On April 12, 1999, the company granted a worldwide non-exclusive, non-transferable license to L&H. The agreement provides L&H access to NCT's present and future noise and echo cancellation algorithms for use in L&H's technology. In consideration of the company's grant of a license to L&H, the company recognized a non-refundable royalty fee of $0.8 million. During 1999, the company and L&H agreed to offset the balances owed each other. Consequently, the company's balance due L&H at each of December 31, 2000 and 2001 is $0.1 million.

     Oki Electric Industry Co., Ltd. ("Oki"). In October 1997, the company and Oki executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties,

Oki licensed the company's ClearSpeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications applications. The company has granted Oki the right to manufacture, use and sell products incorporating the algorithm. The algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications. The company recognized $0.1 million, $0.3 million and $0.2 million in royalty revenue in 1999, 2000 and 2001, respectively.

     Infinite Technology Corporation ("ITC"). On May 8, 2000, as amended effective June 30, 2000, Advancel entered into a license agreement with ITC. Under the agreement, Advancel granted ITC exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java(TM) Turbo-JTM technology. Advancel also granted ITC non-exclusive rights to Advancel's Java(TM) smartcard core. In consideration for this license, the company received 1.2 million shares of ITC's common stock valued at $6.0 million determined using the quoted price of the stock on the date the shares were received and on-going unit royalties. With the exception of specific rights granted to STMicroelectronics in 1998, the license granted ITC an exclusive, irrevocable worldwide license to design, make, use, transfer, market and sell products and intellectual property incorporating or based upon Advancel's TJ and t2J technology.

     Effective June 30, 2000, in conjunction with this license agreement, NCT, Advancel and ITC entered into a strategic alliance and technology development amendment pursuant to which NCT will fund specific product application research and engineering development related to microprocessor and semiconductor chips for which the company will pay ITC $2.5 million. The company issued 9,523,810 shares of its common stock having a market value of $3.0 million to ITC as prepaid research and engineering costs. In the event ITC does not receive $2.5 million in proceeds from the sale of NCT shares, NCT is required to make up any shortfall in cash or return to ITC a sufficient number of ITC shares of common stock received by NCT as outlined above. The value NCT would receive upon return of the ITC shares would be the agreed value of $5.00 per share, the market value of the ITC shares when NCT received them. Conversely, if ITC receives $2.5 million in proceeds from the sale of NCT shares and there are NCT shares remaining, ITC must return the unsold share excess to NCT. At December 31, 2000 and 2001, the shortfall based upon the current market value of our common stock amounted to $0.8 million and $1.4 million, respectively, included in other liabilities (see Note 12). Although the license agreement and the strategic alliance and technology development amendment, both with ITC, are separate and unrelated it has been determined that they should be accounted for as a single transaction, thereby, both agreements are combined for financial reporting purposes. Prepaid research and engineering costs will be recognized in expense as these services are performed by ITC. These costs will be billed by ITC based on the number of hours spent by ITC personnel developing this chip during each period. In addition, the company will recognize license fee revenue, up to an additional $2.4 million, in amounts to match the research and engineering expense recognized. For the year ended December 31, 2000, the company recognized $3.6 million of license fee revenue which represents the net of the two transactions. For the year ended December 31, 2001, the company recognized $1.0 million of license fee revenue and $1.0 million of research and engineering expenses which represents research and engineering performed by ITC. The strategic alliance and technology development amendment does not have a definitive expiration date. The parties anticipate that the research and engineering work ITC will perform will be completed within 12 months.

5.   Marketable Securities:

     Investment in marketable securities includes available-for-sale securities at fair value. These securities were included in other assets during the year ended December 31, 2000 (because we did not have custody over the securities at December 31, 2000) and in investment in marketable securities at December 31, 2001. The following table sets forth the fair value, cost basis, and realized and unrealized gain/(loss) of our available-for-sale securities:


     (In thousands of dollars)

                                    December 31, 2000                                  December 31, 2001
                       ---------------------------------------    ---------------------------------------------------------------
                           Cost       Unrealized     Market         Cost            Realized        Unrealized       Market
                          Basis      Gain/(Loss)     Value          Basis         Gain/(Loss)      Gain/(Loss)       Value
                       ---------------------------------------    ---------------------------------------------------------------
Available-for-sale:
   ITC                  $  6,000      $    (900)    $  5,100        $  4,696         $  (3,898)        $     -        $    798
   Teltran                     -               -           -             743              (659)              -              84
   InsiderStreet           2,479         (2,479)           -           2,479            (2,479)              -               -
                       ---------------------------------------    ---------------------------------------------------------------
     Totals             $  8,479      $  (3,379)    $  5,100         $ 7,918         $  (7,036)        $     -        $    882
                       =======================================    ===============================================================

     The company reviews declines in the value of its investment portfolio when general market conditions change or specific information pertaining to an industry or an individual company becomes available. NCT considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary. For the year ended December 31, 2001, the company recorded impairment charges of approximately $7.0 million representing other-than-temporary declines in the value of marketable securities (see Note 16).

     In consideration of the license agreement with Infinite Technology Corporation (see Note 4), the company received 1.2 million shares of ITC's common stock valued at $6.0 million determined using the quoted price of the stock on the date the shares were received ($5.00 per share). These securities, at a fair value of $5.1 million, were included in other assets at December 31, 2000 because the securities were not in hand at that date. NCT recorded an unrealized loss of $0.9 million at December 31, 2000 included on the consolidated balance sheet in accumulated other comprehensive (loss) income. For the year ended December 31, 2001, NCT recorded as other-than-temporary unrealized loss of $3.9 million included in other (income) expense in the consolidated statement of operations.

     The company has been accounting for its investment in InsiderStreet.com, Inc. stock (see Note 11) as available-for-sale securities valued at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of stockholders' equity (capital deficit) until they are sold. At December 31, 2000, the company recorded an unrealized loss of $2.5 million included on the consolidated balance sheet as part of accumulated other comprehensive (loss) income. The market price per share of InsiderStreet shares on August 18, 2000 (date of acquisition of Theater Radio Network) was $8.125; at December 31, 2000, the market price had decreased to $0.13 per share. At December 31, 2000, the company considered whether this decline in the value of its available-for-sale marketable securities was temporary or other-than-temporary and concluded that the loss on InsiderStreet shares was temporary at December 31, 2000 based upon information available at that time. The InsiderStreet shares were not registered, nor was there a delivery of compensating shares. For the year ended December 31, 2001, the unrealized loss of $2.5 million was considered other-than-temporary and is included in other (income) expense in the consolidated statement of operations.

6.   Accounts Receivable:

     (In thousands of dollars)


                                                   December 31,
                                        ----------------------------------------
                                             2000                       2001
                                        --------------             -------------
Technology license fees and royalties         $ 4,597                    $ 287
Joint ventures and affiliates                      76                       34
Other receivables                                 811                      693
                                        --------------             -------------
                                              $ 5,484                  $ 1,014
Allowance for doubtful accounts                   (70)                    (298)
                                        --------------             -------------
     Accounts receivable, net                 $ 5,414                    $ 716
                                        ==============             =============

7.   Inventories:

     (In thousands of dollars)

                                                        December 31,
                                               ---------------------------
                                                    2000           2001
                                               ------------    -----------
Components                                           $ 603          $ 427
Finished goods                                       1,681          1,749
                                               ------------    -----------
                                                   $ 2,284        $ 2,176
Reserve for obsolete & slow moving inventory          (100)          (791)
                                               ------------    -----------
      Inventories, net                             $ 2,184        $ 1,385
                                               ============    ===========

8.   Property and Equipment:

     (In thousands of dollars)


                                               December 31,
                                         -------------------------
                                             2000          2001
                                         ------------  -----------
Machinery and equipment                    $ 2,018       $ 3,798
Furniture and fixtures                       1,257           623
Leasehold improvements                       1,139           966
Tooling                                        462           619
Other                                          164           432
                                         ----------     ---------
                                           $ 5,040       $ 6,438
Accumulated depreciation                    (4,352)       (4,594)
                                         ----------     ---------
    Property and equipment, net              $ 688       $ 1,844
                                         ==========     =========

     Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $0.4 million, $0.3 million and $0.9 million, respectively.

9.   Other Assets:

     (In thousands of dollars)
                                                             December 31,
                                                      -------------------------
                                                          2000          2001
                                                      -----------   -----------

   Notes receivable                                      $     -       $ 1,000
   Investment in warrant (Teltran)                         3,089           152
   Due from unaffiliated company                             743             -
   Due from officer (Note 18)                                 69           105
   Other                                                     993           516
                                                      -----------   -----------
                                                         $ 4,894       $ 1,773
   Reserve for uncollectible amounts                           -        (1,000)
                                                      -----------   -----------
        Other current assets                             $ 4,894       $   773
                                                      ===========   ===========

   Marketable ITC securities (Notes 4 and 5) (a)         $ 5,100       $ 1,304
   Investment in unconsolidated subsidiaries               1,500             -
   Advances and deposits                                     663           651
   Deferred charges                                          534           537
   Other                                                     197            78
                                                      -----------   -----------
        Other assets (classified as long term)           $ 7,994       $ 2,570
                                                      ===========   ===========

Footnote:
--------
(a) Valued at agreed amount of $5.00 per share returnable to ITC in settlement of obligation at December 31, 2001.

     On October 26, 2000, Midcore executed a license agreement with Teltran. The license agreement expires when patent or other rights expire under applicable law unless terminated earlier by written agreement. As consideration for the license, Teltran agreed to issue Midcore 2.8 million shares of Teltran common stock and a warrant to purchase 6.0 million shares of Teltran common stock for $0.125 per share as a non-refundable up-front license fee. These shares represent approximately 12% ownership interest in Teltran. The shares underlying the warrant represent beneficial ownership of approximately 23%. The warrant was valued using the Black-Scholes option pricing model resulting in an aggregate fair value of $3.1 million. The Teltran shares were valued at market based upon the October 26, 2000 agreement date, at an aggregate value of $1.5 million. Teltran agreed to register the issued common stock and the common stock underlying the warrant on or before June 26, 2001. As of December 31, 2001, Teltran has not fulfilled its registration obligation. Teltran is also required to pay an ongoing, per unit royalty. The adoption of SFAS 138 effective January 1, 2001, resulted in a reduction to the carrying value of this warrant of approximately $1.6 million and that charge is classified as cumulative effect of change in accounting principle on the consolidated statements of operations. During the year ended December 31, 2001, the company recorded a loss of the carrying amount of this derivative of $1.4 million (see Note 16). At December 31, 2000, NCT recorded a bad debt expense of $0.8 million with respect to the reduction in market value of the 2.8 million shares on that date. At December 31, 2000, the value of the 2.8 million common shares to be received and the original fair value of the warrant amounted to $3.8 million and was included in other current assets. At December 31, 2000 and 2001, the company had deferred revenue of $4.2 million and $1.9 million, respectively, and for the years then ended, recognized $0.4 million and $2.3 million in technology licensing fee revenue, respectively. The company does not expect to realize cash from the deferred revenue. Effective January 10, 2001, the date the 2.8 million common shares were issued, the company accounted for its investment in Teltran's common stock in accordance with SFAS 115 as available-for-sale securities (see Note 5).

     On January 9, 2001, Artera Group, Inc. accepted an aggregate of $1.0 million of non-recourse non-interest bearing notes receivable due January 2, 2002, as partial consideration for its January 9, 2001 convertible notes payable to the same six accredited investors. As of December 31, 2001, the company has fully reserved the amount collectible (see Notes 10 and 16).

     On August 14, 1998, NCT Audio, a majority-owned subsidiary, agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), an automotive audio system supplier and a subsidiary of Top Source Technologies, Inc. ("TST"). The total purchase price was $10.0 million and up to an additional $6.0 million in possible future cash contingent payments. NCT Audio paid TST $3.5 million. NCT Audio had an exclusive right, as extended, to purchase the assets of TSA through July 15, 1999. Under the terms of the original agreement, NCT Audio was required to pay TST $6.5 million on or before March 31, 1999 to complete the acquisition of TSA's assets. As consideration for an extension of its exclusive right from March 31, 1999 to May 28, 1999, NCT Audio agreed to pay TST a fee of $0.4 million, consisting of $20,685 in cash, $0.1 million of NCT Audio's minority interest in TSA earnings, and a $0.2 million note payable due April 16, 1999. Due to the non-payment of the note by April 30, 1999, (a) the note began to accrue interest on April 17, 1999 at the lower of the rate of two times the prime rate or the highest rate allowable by law; (b) the $20,685 and $0.1 million portion of the extension fee would no longer be credited toward the $6.5 million purchase price due at closing; and (c) the $0.2 million portion of the extension fee would no longer be credited toward the $6.5 million closing amount due. To date, NCT Audio has not paid the note. The outstanding balance of $0.2 million is included in notes payable on the consolidated balance sheets. In addition, due to NCT Audio's failure to close the transaction by March 31, 1999, NCT Audio was required to pay a penalty premium of $0.1 million of NCT Audio's preferred stock. Since NCT Audio failed to close the contemplated transaction by May 28, 1999, NCT Audio has forfeited its minority earnings in TSA for the period June 1, 1999 through May 30, 2000. In exchange for an extension from May 28, 1999 to July 15, 1999, NCT Audio relinquished 25% of its minority equity ownership in TSA resulting in a 15% minority interest in TSA. On or about July 15, 1999, NCT Audio determined it would not proceed with the purchase of the assets of TSA, as structured, due primarily to its difficulty in raising the requisite cash consideration. Consequently, NCT Audio reduced its net investment in TSA to $1.5 million, representing its 15% minority interest, net of the above noted-penalties, and recorded a $2.4 million charge in the quarter ended June
30, 1999 for the write-down of its investment to its estimated net realizable value. On September 30, 1999, Onkyo America purchased substantially all of the assets of TSA and defined assets of TST used in TSA's operations. NCT Audio is claiming and seeks its pro rata share of the consideration paid by Onkyo America, less the penalties described above. The amount which TST owes NCT Audio is in dispute; consequently, receipt of the funds is contingent on the outcome of an arbitration proceeding between the company and TST (whose name is now Global Technovations, Inc.) and TSA, and on the outcome of the pending bankruptcy proceedings of TST and TSA (see Note 20). In December 2001, NCT reduced its investment to zero as a result of the bankruptcy filing and recorded a charge of $1.5 million which is included in write downs of investment and repurchased licenses in the consolidated statements of operations.

10. Notes Payable and Convertible Notes:

Notes Payable:

   (In thousands of dollars)
                                                                         December 31,
                                                                     -------------------
                                                                      2000         2001
                                                                      ----         ----
 Logical eBusiness Solutions Limited (f/k/a DataTec)                   $ -      $ 2,184
    Obligation of subsidiary to a prior owner of Web Factory;
    due in two installments of 750 British pounds sterling on
    August 31, 2000 and December 31, 2000; interest accrues at
    4% above the base rate of National Westminister Bank plc
 Bridge financing                                                      250          465
    $250 rolled into 8% convertible notes; $465 rolled into
    financing completed in January 2002; notes bore interest at rates ranging from 3% to 6%
 Note from stockholder of subsidiary                                   150          237
    Interest at 8.5% per annum payable at maturity;
    matures March 27, 2002
 Top Source Automotive                                                 204          204
    Default interest rate accrues at two times prime;
    due April 16, 1999 (see Note 20)
 Notes due former employees                                            100          118
    $100 bears interest at 8.25%, compounded annually; due
    in two equal installments on December 1, 1998 and March 1,
    1999.  $18 non-interest bearing due on demand.
                                                                     ------     --------
                                                                     $ 704      $ 3,208
                                                                     ======     ========

Convertible Notes:

   (In thousands of dollars)
                                                                                                December 31,
                                                                                       ----------------------------
                                                                                             2000             2001
                                                                                             ----             ----
Issued to Carole Salkind (a)                                                              $ 4,000          $ 7,222
   Effective interest rate of 20.8%; secured by substantially all of the assets of NCT; convertible into NCT common stock
   at prices ranging from $0.071 - $0.12 or exchangeable for
   common stock of NCT subsidiaries; due as follows:
        December 22, 2001       $ 1,673
        March 27, 2002            1,000
        September 28, 2002        2,535
        December 20, 2002         2,014
Issued to Crammer Road LLC (b)                                                                  -            1,000
   Accrues interest at 2% per month from May 27, 2001 payable at maturity; convertible at 93.75% of average five-day closing bid price for the five trading days preceding conversion;
   due December 31, 2001 (see Note 14)
Issued to Production Resource Group, LLC                                                      875                -
   Accrues interest at 10% per annum payable at maturity; due
   July 19, 2001; balance unpaid and included in accrued
   expenses along with lease obligations and court costs
   subsumed under a judgment against us (see Note 20)
8% Convertible Notes (c)                                                                        -              401
   Convertible into NCT common stock at 80% of the lowest
   closing bid price for the five days preceding conversion; matures:
        March 14, 2002                $267
        April 12, 2002                 134
6% Convertible Notes (d)                                                                        -            4,428
   Convertible into NCT common stock at 100% of the five-day
   average closing bid price preceding conversion; matures:
        January 9, 2002             $2,222
        April 4, 2002                  875
        May 25, 2002                    81
        June 29, 2002                1,250
                                                                                       -----------     ------------
                                                                                          $ 4,875         $ 13,051
Less: unamortized debt discounts                                                                -           (1,341)
Less: amounts classified as long term                                                      (1,000)               -
                                                                                       -----------     ------------
                                                                                          $ 3,875         $ 11,710
                                                                                       ===========     ============

Footnotes:
----------
(a) Beginning in 1999, NCT has issued secured convertible notes to Carole Salkind, an accredited investor and spouse of a former director of NCT. We defaulted on each of the two-year notes dated: January 25, 1999, June 4, 1999, June 11, 1999, July 2, 1999, July 23, 1999, August 25, 1999 and September 19,
1999 for an aggregate of $3.0 million. The notes were rolled into new notes in 2001 along with default penalties aggregating $0.3 million (10% of the principal in default), accrued interest and an aggregate of $2.5 million new funding from Carole Salkind. In addition, we defaulted on notes rolled into short-term notes during 2001 and not outstanding at December 31, 2001. We recorded a discount of $0.7 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 15). In addition, beneficial conversion features totaling $1.5 million have been recorded as a discount to the notes. For the year ended December 31, 2001, $1.1 million of amortization related to these discounts is included in interest expense. The company recorded beneficial conversion features of $0.2 million in connection with the 1999 notes and $1.0 million in connection with the 2000 notes, classified is interest expense in our consolidated statements of operations. The default provisions in these notes impose a penalty of 10% of the principal payments in default and default interest from the date of default on the principal in default at the rate of prime plus 5%. As of December 31, 2001, NCT is in default of the note dated August 22, 2001 which matured December 22, 2001. On February 6, 2002, due to a judgment in an unrelated case having been entered against NCT and DMC in excess of the permitted maximum of $250,000 (see Notes 18 and 20), an event of default occurred with respect to the notes outstanding as of that date. To date, demand for payment has not been made. In addition, because NCT had defaulted on repayment of the notes as they matured during 2001, an aggregate default penalty expense of $1.2 million has been reflected in our statements of operations in other income (expense) (see Note
16). At December 31, 2001, $0.7 million of accrued default penalties are included in the consolidated balance sheet, classified as accrued expenses.

(b) A beneficial conversion feature of $67,000 has been included in interest expense in our consolidated statement of operations for the year ended December 31, 2001. The company did not repay this convertible note upon maturity. We are obligated to register shares issuable upon conversion of this note. In 2001, we incurred a charge of $0.2 million due to non-registration of the underlying securities included in other (income) expense (see Note 16).

(c) Beneficial conversion features of $0.1 million have been included in interest expense in our consolidated statement of operations for the year ended December 31, 2001.

(d) The cash consideration for the 6% convertible notes issued to multiple investors by Artera Group, Inc. aggregated $2.9 million, net of $0.1 million in expenses, of which $0.6 million was received in 2000 (classified as accounts payable at December 31, 2000). Other consideration consisted of Pro Tech common stock valued at $0.5 million and non-recourse notes receivable of $1.0 million (see Note 9). Original issue discounts aggregating $3.0 million due to the difference between the face amount of the notes and the consideration received were recorded as discounts to the notes. These discounts are being amortized to interest expense over the term of the respective notes. Amortization of note discounts amounted to $2.8 million during the year ended December 31, 2001. Unamortized discounts of $0.2 million have been reflected as a reduction to the convertible notes in our consolidated balance sheet as of December 31, 2001. We were obligated to register additional shares at various dates during 2001, which despite our best efforts we were unable to accomplish. As a result, we have recorded charges of $1.6 million in finance costs included in other (income) expense for the year ended December 31, 2001 (see Note 16). This failure also triggered an event of default on the aggregate outstanding debt. We have not received a demand for payment. The average effective interest rate on these notes is 141.7% due to the amortization of original issue discounts and conversions of principal during 2001.

11.  Deferred Revenue:

     (In thousands of dollars)

                                                             December 31,
                                                ------------------------------------
                                                      2000               2001
                                                -----------------  -----------------
NXT                                                      $     -            $ 6,955
Teltran                                                    4,226              1,921
InsiderStreet                                              2,125                  -
Eagle Assets                                               1,500                  -
Brookepark                                                 1,445                  -
Other                                                         92                555
                                                -----------------  -----------------
                                                         $ 9,388            $ 9,431
Less: amount classified as current                        (7,777)            (4,616)
                                                -----------------  -----------------
     Deferred revenue (classified as long term)          $ 1,611            $ 4,815
                                                =================  =================

     As of December 31, 2001, NCT does not expect to realize any additional cash from revenues that have been deferred.

     In 2001, we decided to reacquire the DMC licenses held by Eagle Assets and Brookepark. We accrued an aggregate of $4.0 million for this reacquisition cost (see Note 12). As a result, we incurred an aggregate charge of $1.3 million, net of $2.7 million reduction of deferred revenue to zero, included in write downs of investment and repurchased licenses in our consolidated statement of operations. Concurrently, we ceased recognition of revenue on these DMC licenses.

     On May 5, 2000, Theater Radio Network, Inc. (see Note 2) entered into an advertising agreement with InsiderStreet.com, Inc. The advertising agreement required, among other things, Theater Radio Network to play InsiderStreet's commercials in a minimum of 8,500 theater screens at a cost of $20.58 per theater screen per month, as further described in the agreement. The term of the agreement was two years commencing on June 19, 2000. At the date of acquisition of Theater Radio Network by DMC Cinema, Theater Radio Network had remaining 475,595 shares of the originally issued 575,595 shares of InsiderStreet which were valued at $2.5 million. Such value reflected a discount of approximately 35% against the gross market value of the shares because the InsiderStreet shares were unregistered on the date of acquisition. InsiderStreet agreed that if the value of the original shares issued were less than $2.0 million on May 10, 2001, InsiderStreet would deliver additional compensating shares to Theater Radio Network on or before May 31, 2001 to increase the total value of the stock received to $2.0 million at that time. It was determined by both parties that the airtime purchased by InsiderStreet had an actual value of $4.2 million. The agreement also required that the InsiderStreet shares issued to Theater Radio Network be registered on or before April 30, 2001. At the time of the transaction, approximately $2.9 million was recorded as deferred revenue that was expected to be recognized as revenue over the two-year term of the advertising agreement. For the years ended December 31, 2000 and 2001, the company recognized $0.5 million and zero, respectively, in advertising/media revenue with respect to this transaction. Subsequent to our acquisition of Theater Radio Network, we received notification that InsiderStreet was canceling the advertising arrangement. We continued providing services for a period of time after the termination. InsiderStreet agreed that DMC Cinema could retain the shares. For the year ended December 31, 2001, the company wrote off deferred revenue of $2.1 million, presented as a reduction to the impairment of goodwill (see Note 3) included in our consolidated statements of operations.

12.  Other Liabilities:

     (In thousands of dollars)

                                                                            December 31,
                                                                   ----------------------------
                                                                       2000           2001
                                                                   -------------  -------------
License reacquisition payable (Notes 2, 11, 14, and 21)                $      -       $ 18,000
Development fee payable                                                     800            800
Due to ITC (Notes 4 and 9)                                                  812              -
Royalty payable                                                             575            766
Loan advance to NCT Video by investor                                       500              -
Due to IPI on stock settlement                                              455              -
Due to L&H                                                                  100            100
Other                                                                        80            113
                                                                   -------------  -------------
    Other current liabilities                                           $ 3,322       $ 19,779
                                                                   =============  =============

Due to ITC (Notes 4 and 9)                                              $     -       $  1,422
Royalty payable                                                           1,150            958
Due to selling shareholders of Theater Radio Network (Note 2)                 -            570
                                                                   -------------  -------------
     Other liabilities (classified as long term)                         $ 1,150       $  2,950
                                                                   =============  =============

     License reacquisition payable at December 31, 2001 is comprised of $14.0 million required under the private equity credit agreement (see Note 21) and $4.0 million for the cost of reacquiring other DMC licenses (see Note 11).

     On September 29, 2000, NCT Video Displays, Inc. entered into a product development and license agreement with Advanced Display Technologies, LLC ("ADT"). Under the agreement, NCT Video was granted by ADT exclusive right and license to make, have made, use, sell, lease, license, or otherwise commercially dispose of all licensed products and components, as defined in the agreement. Such licensed products are defined as ViewBeam(TM) Display(s), which employ the licensed technology, as defined in the agreement. On May 4, 2001, NCT Video and ADT (by then known as Viewbeam Technology, L.L.C.) entered into a product and development agreement that modified the September 29, 2000 agreement. Some of the provisions of the original agreement remain in effect. The agreement does not materially modify or change the development fee to be paid by NCT Video but does modify the specifications of the product design and the field of use to which the September 28, 2000 exclusive license was granted. Such license was valued at $0.9 million and $1.0 million at December 31, 2000 and 2001, respectively. The amount represents our cost for ADT's completion of this product development and resultant license rights and subsequent modification and is being amortized over nine years, the earliest date of patent expiration. In addition, as part of this agreement, NCT Video and ADT have entered into a product development arrangement whereby work is to be performed by ADT in developing the prototype and production design for the licensed products. In return, NCT Video agreed to pay a development fee of $0.9 million for performing such development work. At December 31, 2000 and 2001, such $0.8 million was included in other current liabilities.

     On June 5, 1998, Interactive Products, Inc. ("IPI") entered into an agreement with the company granting the company a license to, and an option to purchase a joint ownership interest in, patents and patents pending which relate to IPI's speech recognition technologies, speech compression technologies and speech identification and verification technology. The aggregate value of the patented technology is $1.3 million, which was paid by a $0.2 million cash payment and delivery of 1.3 million shares of the company's common stock valued at $0.65625 per share on June 5, 1998. At such time as IPI sells any of such shares, the proceeds thereof will be allocated towards a fully paid-up license fee for the technology rights noted above. In the event that the proceeds from the sale of shares are less than the $1.1 million, the company will record a liability representing the cash payment due. On July 5, 1998, the company paid IPI $50,000, which was held in escrow as security for the fulfillment of the company's obligations, toward the liability. The company recorded a liability representing the difference between the company's payment obligations and the IPI net proceeds from its sale of shares of NCT common stock. In February 2001, we issued 200,000 shares of NCT common stock to settle this obligation and reduced the patent cost in an amount corresponding to our reduction of the liability. Such liability was $0.5 million and zero at December 31, 2000 and 2001, respectively.

     NCT had an earnout obligation under the 1999 stock purchase agreement by which NCT acquired substantially all of the outstanding stock of Advancel Logic Corporation. While each earnout payment may not be less than $0.3 million in any earnout year, there is no maximum earnout payment for any earnout year or for all earnout years in the aggregate. In connection therewith, the company recorded the minimum amounts of earnout obligations through December 31, 1999, aggregating $0.3 million. Due to a settlement between NCT and the Advancel shareholders (see Note 21), no earnout payments were or will be required to be paid.

     In connection with our acquisition of Midcore (see Note 2), we became obligated to pay some selling shareholders $1.8 million in cash based upon earned royalties, as defined in the Midcore merger agreement, over 36 months. If after 36 months, the total royalty has not been earned, or if earned but not paid, the recipients have the right to collect the remaining unpaid balance through the issuance of NCT common stock. At December 31, 2000 and 2001, other current liabilities includes $0.6 million and $0.8 million, respectively, and other liabilities (long term) includes $1.2 million and $1.0 million, respectively, for this obligation on our consolidated balance sheets.

13.  Common Stock Subject to Resale Guarantee:

Vendor and Consultant Shares:

     During the year ended December 31, 2001, NCT issued 1,013,868 shares of its common stock, with a resale guarantee feature, to suppliers and consultants to satisfy obligations totaling $604,683. In connection therewith, upon settlement of accounts payable discharged at amounts less than we had recorded, we recognized miscellaneous income of approximately $0.1 million (see Note 16). During 2001, suppliers and vendors sold common stock valued at time of issuance at $0.4 million and realized $0.2 million in proceeds.

     During 2000, the company issued 2,304,571 shares of common stock to various consultants and suppliers to settle current obligations of $0.4 million and future or anticipated obligations of $0.5 million due to them by the company. During the year ended December 31, 2000, suppliers and vendors sold $0.9 million of such shares and returned 776,316 previously issued shares to us.

     Common stock subject to resale guarantee was zero at December 31, 2001. NCT ceased entering into such agreements during 2001 (see Note 21). Common stock subject to resale guarantee was $0.2 million at December 31, 2000, which represented 2,258,272 outstanding shares of common stock valued at the date of issuance to suppliers and vendors. The offset to the common stock subject to resale guarantee is additional paid-in capital.

Private Placement Shares:

     The company had some contingent obligations under a securities purchase agreement, dated as of December 27, 1999, among the company, Austost Anstalt Schaan ("Austost"), Balmore S.A. ("Balmore") and Nesher, Inc. ("Nesher"). On December 28, 1999, we issued 3,846,155 shares of our common stock to Austost, Balmore and Nesher for a total purchase price of $500,000. In addition, we issued 288,461 shares of our common stock to the placement agent for the transaction. The price of the shares was $0.13 per share, which was $0.03, or 19%, less than the closing bid price of our common stock as reported by the OTC Bulletin Board on November 8, 1999 (the day preceding the investors' offer), and $0.015, or 10%, less than the closing bid price of our common stock as reported by the OTC Bulletin Board on December 27, 1999. This per share price was subject to decrease upon the application of a reset provision contained in the purchase agreement. Due to the provision, we recorded the purchase price ($500,000) plus the guaranteed return on investment of 20% ($100,000) as common stock subject to resale. Under a reset provision contained in the purchase agreement, on June 26, 2000, and again on September 25, 2000, the company might have been required to issue additional shares to one or more of Austost, Balmore or Nesher if the sum of specific items on those dates was less than 120% of the total purchase price paid by Austost, Balmore and Nesher for the shares. Those items were: (i) the aggregate market value of the shares held by Austost, Balmore and Nesher (based on the per share closing bid price on those dates); (ii) the market value of any of these shares transferred by Austost, Balmore and Nesher as permitted under the purchase agreement (based on the per share closing bid price on the date of transfer); and (iii) any amounts realized by Austost, Balmore and Nesher from sales of any such shares prior to June 26, 2000 or September 25, 2000, as the case may be. The number of additional shares of common stock that the company would have been obligated to issue in such case would have been a number of shares having an aggregate market value (based on the per share closing bid price on such date) that, when added to the sum of items (i), (ii) and (iii) set forth above, would equal 120% of the total purchase price paid for the shares. The 20% of the total purchase price paid ($100,000) was deemed a preferred return over the initial reset period. At both June 26, 2000 and September 25, 2000, no additional shares were required to be issued in accordance with the reset provision and the 20% of the total purchase price paid ($100,000) was no longer considered a preferred return.

14.  Capital Stock:

Authorized Capital Stock

     NCT has 655 million shares authorized, 645 million shares of which are $0.01 par value common stock. On July 10, 2001 at the NCT annual meeting of shareholders, the stockholders approved an amendment to increase the number of shares of common stock the company is authorized to issue from 450 million to 645 million. Such amendment became effective on July 12, 2001 when the company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware. On July 13, 2000 at the company's annual meeting of shareholders, the stockholders approved an amendment to increase the number of shares of common stock the company is authorized to issue from 325 million to 450 million. Such amendment became effective on July 18, 2000 when the company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware. At the annual meeting of stockholders of the company on June 24, 1999, the stockholders approved an amendment to increase the number of shares of common stock the company is authorized to issue from 255 million to 325 million. This amendment became effective on July 29, 1999, when the company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware.

Common shares available for future issuance

     At December 31, 2001, the shares of common stock required to be reserved were as follows, calculated at the $0.085 common stock price on that date (or the discount therefrom as allowed under the applicable exchange or conversion agreements):

Stock options and warrants                                   103,085,251
NCT Secured Convertible Notes issued to Carole Salkind        85,771,392
8% Convertible Notes and Note issued to Crammer Road          25,767,134
NCT Audio Common Stock Exchange                                4,411,765
ConnectClearly Common Stock Exchange                           1,065,441
Pro Tech Preferred Stock Exchange                              9,860,471
6% Convertible Notes Exchange                                 69,337,139
Artera Preferred Stock Exchange                               67,597,875
Earnout and look back shares for Theater Radio Network
   and Midcore Software acquisitions                          20,014,054
DMC New York Reset Shares                                      3,333,334
Private Equity Credit Agreement                              378,098,742
                                                            -------------
                                                             768,342,598
                                                            =============

     At the December 31, 2001 common stock price of $0.085, our common shares issued and required to be reserved for issuance exceeded the number of shares authorized at that date. As such, NCT will seek shareholder approval of an amendment to NCT's Second Restated Certificate of Incorporation to increase the number of shares of common stock authorized for NCT.

Transactions with Crammer Road LLC

Private Equity Credit Agreement

     On April 12, 2001, NCT and Crammer Road finalized a new equity credit agreement and canceled their private equity credit agreement dated September 27, 2000. Under the new private equity credit agreement, we are required to put $17 million of our common stock to Crammer Road in exchange for 12,000 shares of DMC New York and cash in the amount of approximately $3.0 million pursuant to monthly notices. Our monthly put notices were required to commence no later than October 1, 2001; however, we have not delivered any put notices to date (see
Note 21). In conjunction with this transaction, the company issued Crammer Road a warrant for 250,000 shares of the company's common stock (see Note 15). We are obligated to register shares of our common stock for the private equity credit agreement.

     We delivered a put notice to Crammer Road in November 2000 under the then existing private equity credit agreement for $0.5 million and issued 2,810,304 shares of our common stock to Crammer Road, of which shares 343,604 were issued in 2001.

DMC New York, Inc.

     NCT acquired 25% of DMC New York in 2001 (see Note 2). We intend to acquire the remaining 12,000 shares (75%) of DMC New York with NCT common stock shares in accordance with our April 12, 2001 private equity credit agreement with Crammer Road and have accrued the $14.0 million cost of repurchasing those additional licenses (see Notes 12 and 21). DMC New York holds Distributed Media Corporation licenses for operation of the Sight & Sound technology in the New York designated market area. Our acquisition of 25% of DMC New York (see Note 2) and accrual of $14.0 million for the remaining 75% of DMC New York resulted in an $18.0 million charge included in write downs of investment and repurchased licenses in our consolidated statements of operations. Our decision to write down our investment was because DMC New York has not commenced operations. Further justification for the charge is as follows: (1) we did not obtain an independent appraisal of DMC New York, but NCT's Board of Directors deemed the value to be fair, (2) we are essentially acquiring our own technology, and (3) the Board of Directors of DMC New York is 100% comprised of officers and directors of NCT.

     If a registration statement covering amounts pursuant to an exchange agreement with Crammer Road were not in effect by July 1, 2001, we agreed to acquire 1,000 shares of DMC New York common stock for $1.0 million in cash or other marketable securities on July 1, 2001. We paid $100,000 to Crammer Road in September 2001 toward this commitment which is classified in other current assets.

Exchange Agreement and Reset Shares

     On April 12, 2001, NCT entered into an exchange agreement with Crammer Road. Pursuant to the exchange agreement, NCT issued to Crammer Road a $1.0 million convertible note in exchange for 1,000 shares of common stock of DMC New York, Inc. (see Note 10). Further, pursuant to the exchange agreement, the company issued to Crammer Road 13,333,333 shares of NCT common stock in exchange for 2,000 shares of common stock of DMC New York, Inc. with an aggregate value of $2.0 million. In accordance with the exchange agreement, NCT is also obligated to issue Crammer Road additional NCT common shares (reset shares) if the closing bid price of the NCT common stock for the five business days prior to the day before we request acceleration of the effectiveness of the registration statement covering those shares is less than $0.16 per share, up to a maximum of 3,333,334 additional shares. We are obligated to register these issued shares of common stock and the reset shares of common stock. We incurred a charge of $0.5 million due to non-registration of these shares included in other (income) expense in our consolidated statement of operations for the year ended December 31, 2001 (see Note 16).

Convertible Note issued by NCT Video Displays, Inc.

     On April 12, 2001, NCT Video, our wholly owned subsidiary, entered into a subscription agreement with Crammer Road whereby NCT Video issued a $0.5 million convertible note to Crammer Road for $0.5 million in cash. NCT Video received an advance of this amount in December 2000 (see Note 12). The NCT Video note matured on December 31, 2001 and bore interest at 8% per annum, payable at maturity. Such convertible note was convertible into shares of NCT Video common stock. Because NCT Video's common stock is not publicly tradable on any market or exchange, NCT and Crammer Road entered into an exchange rights agreement whereby the NCT Video note is exchangeable for shares of NCT common stock at an exchange price per share of 93.75% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. In accordance with EITF 98-5, as codified in EITF 00-27, we recorded a beneficial conversion feature of $33,333 in connection with the April 12, 2001 convertible note during the second quarter of 2001. The beneficial conversion feature is accounted for as a discount to the note and is allocated to a component of additional paid-in capital. The discount was recognized as interest expense in our consolidated statement of operation for the year ended December 31, 2001. In October 2001, Crammer Road exchanged the NCT Video note for 6,014,029 shares of our common stock.

Shares Issued for Acquisitions

     NCT issued shares of its common stock to consummate the acquisitions of Theater Radio Network and Midcore Software (see Note 2). We issued an aggregate of 21,318,569 shares upon the closings of these acquisitions in August 2000. In February 2001, due to fill-up provisions, we issued an aggregate of 5,319,142 shares for these acquisitions. We have a contingent obligation to issue additional shares of our common stock to satisfy an earnout provision for the Theater Radio Network acquisition. Further, we may be required to issue additional NCT shares if the value of 4,332,005 of the shares we issued at the Midcore Software closing (look back shares) is less than $1.5 million on the third anniversary of the closing.

Shares Issued upon Conversion or Exchange of Indebtedness

     As noted above, we issued Crammer Road shares of our common stock upon Crammer Road's exchange of the NCT Video note.

     During the year ended December 31, 2001, $2.5 million of the 6% convertible notes issued by Artera Group, Inc. plus interest, was exchanged for 26,910,453 shares of NCT's common stock. At December 31, 2001, $4.4 million of the 6% convertible note principal remained that could be exchanged for NCT common stock.

     On May 18, 2001, Carole Salkind converted a 60-day $500,000 note into 4,303,425 shares of our common stock at an agreed upon price of $0.13, a price which approximated the market price of our common stock on the conversion date. NCT had defaulted on the repayment of this note. NCT reduced the conversion price from $0.21 to $0.13 to induce conversion of the note resulting in an inducement charge of approximately $0.2 million included in other (income) expense (see Note 16).

Shares  Issued  to  Infinite  Technology  Corporation,  Vendors and Others

     During the year ended December 31, 2001, NCT issued an aggregate of 3,165,495 shares of its common stock to suppliers, consultants and an employee. 2,151,627 of these shares were issued without a resale guarantee feature, of which 171,429 were for future obligations totaling $60,000 and 1,980,198 were for current obligations totaling $200,000. 328,717 of such shares were issued to an employee (see Note 18).

     On September 7, 2000, the company issued 9,523,810 shares of its common stock having a market value of $3.0 million to Infinite Technology Corporation with respect to the strategic alliance and technology development amendment with ITC (see Note 4).

     On June 24, 1999, the Board of Directors approved the issuance of up to 15,000,000 shares of the company's common stock to be used to settle some obligations of the company. In 1999, the company issued 13,154,820 shares of common stock to suppliers and consultants to settle current obligations of $1.8 million and future or anticipated obligations of $0.7 million.

ConnectClearly.com, Inc. Initial Financing

     On August 10, 2000, NCT entered into an agreement with three accredited investors for the financing of NCT's majority-owned subsidiary, ConnectClearly.com, Inc. In connection with the initial funding of ConnectClearly, NCT issued 1,000 shares of ConnectClearly common stock to these investors in consideration for $0.5 million in cash and conversion of promissory notes payable, due to two of the investors, totaling $0.5 million. These ConnectClearly common shares are exchangeable for shares of NCT common stock any time on or after the 180th day following issuance of the ConnectClearly common stock at 80% of the five-day closing bid average of the NCT common stock for the five-day period immediately preceding the exchange. During the year ended December 31, 2000, no shares of ConnectClearly were exchanged for shares of NCT common stock. During the year ended December 31, 2001, 937 shares of ConnectClearly common stock were exchanged for 7,831,908 shares of NCT's common stock. We incurred a $0.3 million charge to additional paid-in capital. This amount is included in beneficial conversion features and in the calculation of loss attributable to common stockholders for the year ended December 31, 2001. Because NCT obtained the ConnectClearly common shares upon exchange, NCT accounted for this as a step acquisition for which NCT recorded an increase to its goodwill in ConnectClearly and an increase to its additional paid-in capital of $0.9 million. At December 31, 2001, as a result of ConnectClearly's failure to achieve operating objectives, goodwill was reduced to zero resulting in a
goodwill   impairment  charge  of  $0.9  million.  At  December  31,  2001,  63
ConnectClearly common shares are outstanding.

NCT Audio Products, Inc.

Initial Financing

     In 1997, NCT Audio sold 2,145 common shares for approximately $4.0 million in a private placement under Regulation D of the Securities Act of 1933 (the "Securities Act"). The terms of the sale allow purchasers of NCT Audio's common stock to exchange their shares for NCT common stock at 80% of the five-day average closing bid price of NCT common stock for the five days immediately preceding the exchange. The NCT share exchanges are accounted for as step acquisitions of NCT Audio. Through the fourth quarter of 1999, we had pursued an acquisition strategy for NCT Audio. In connection with financing efforts for that acquisition strategy, we had access to an independent appraisal of NCT Audio performed for a prospective lender. In 1999, we changed the business strategy to suspend NCT Audio's acquisition effort. Based upon that change in strategy and the then current valuation, we began impairing goodwill resulting from step acquisitions. In 2001, due to the continuing inability of NCT Audio to generate positive cash flows from operations, we reduced the NCT Audio goodwill balance to zero (representing $1.5 million of the 2001 impairment to goodwill). Included in impairment of goodwill in our consolidated statements of operations are charges attributable to NCT Audio aggregating $3.1 million, $3.1 million and $2.1 million, for the years ended December 31, 1999, 2000 and 2001, respectively.

     Through December 31, 2001, we have issued an aggregate of 27,315,198 shares of our common stock in exchange for 1,985 shares of NCT Audio common stock. During the years ended December 31, 1999, 2000 and 2001, 559, 533 and 597 shares of NCT Audio common stock, respectively, were exchanged for shares of NCT common stock. At December 31, 2001, 160 shares of NCT Audio common stock subject to exchange are outstanding.

Shares Issued to NXT plc

     On March 30, 2001, NCT issued 3,850,000 shares of its common stock to NXT attributable to new agreements that reorganized existing cross-license agreements between the companies (see Note 4). Under the new agreements, NXT transferred its 533 shares of NCT Audio common stock to NCT in payment of the exercise price for an option held by NXT to purchase 3,850,000 shares of NCT's common stock (see Note 15). NXT had purchased those shares of NCT Audio common stock in 1997 for $1.0 million.

Exchange Shares

     The  company  had  contingent   obligations  under  a  securities  exchange
agreement, dated October 9, 1999 among the company, Austost and Balmore. Pursuant to the exchange agreement, on October 26, 1999 the company issued a total of 17,333,334 shares to Austost and Balmore (the "Exchange Shares") in exchange for 532 shares of common stock of NCT Audio held by Austost and Balmore. The effective per share price of the Exchange Shares received by Austost and Balmore was $0.06 per share (representing the total purchase price originally paid by Austost and Balmore for the NCT Audio shares of $1.0 million divided by 17,333,334). This effective per share price was $0.115, or 65.7%, less than the closing bid price of the company's common stock as reported by the OTC Bulletin Board on October 25, 1999. This effective per share price was subject to increase upon the application of an exchange ratio adjustment provision in the exchange agreement on February 15, 2000 (or an earlier date agreed to by all the parties) and was subject to decrease upon the application of a reset provision in the exchange agreement. Under the exchange ratio adjustment provision and the reset provision, NCT could have received shares back or had an obligation to issue additional shares if the value of the shares issued to Austost and Balmore on the measurement date differed from $2.6 million. No adjustment to the number of shares was required. On March 7, 2000, some terms and conditions of the exchange agreement were amended. Under the exchange agreement, Austost and Balmore were obligated to return to NCT 13,671,362 shares of NCT common stock ("Excess Exchange Shares"). This amendment was agreed to in order to (i) allow Austost and Balmore to retain 3,611,111 Excess Exchange Shares in exchange for an additional 533 shares of NCT Audio common stock from a third party investor, which Austost and Balmore would deliver to NCT, and (ii) substitute cash payments by Austost and Balmore to the company in lieu of Austost's and Balmore's obligation to return the remaining Excess Exchange Shares to the company pursuant to the exchange agreement. Austost and Balmore would agree to pay the company up to $1.0 million in cash subject to monthly limitations from proceeds Austost and Balmore would realize from their disposition of such remaining Excess Exchange Shares. Austost and Balmore would realize a 10% commission on the proceeds from the sale of NCT shares. During the year ended December 31, 2000, the company received proceeds, net of commissions, of $2.3 million for the sale of approximately 10 million Excess Exchange Shares sold by Austost and Balmore, which funds were used to repay notes payable ($0.8 million) and for working capital purposes. In 2001, NCT received proceeds, net of commissions, of $0.2 million upon the sale of the remaining Excess Exchange Shares.

Other Private Placements and Stock Issuances

     On or about August 22, 2001, 2.0 million shares of NCT common stock issued with a restrictive legend were sold in a private placement, at current market value. The proceeds consisted of approximately $0.2 million in cash, including approximately $0.1 million from certain NCT directors and officers (see Note
18).

Transactions Affecting Common Stock of Pro Tech Communications, Inc.

     In 2001, we received 1,190,476 shares of Pro Tech common stock as partial consideration for the January 9, 2001 6% convertible notes issued by Artera Group, Inc. (see Note 10). We received an aggregate of 2,563,636 shares of Pro Tech common stock valued at $1.4 million in partial payment of technology license fees receivable from two DMC customers.

     Pursuant to a consulting agreement, dated March 15, 1999, as amended June 1, 1999 and modified July 29, 1999, between Pro Tech and Union Atlantic LC ("UALC"), Pro Tech was obligated to issue 2% of its outstanding common stock to UALC upon the consummation of the Pro Tech acquisition by our wholly-owned subsidiary, NCT Hearing (see Note 2). As such, Pro Tech issued 279,688 shares and NCT Hearing transferred 279,687 shares of its Pro Tech's common stock to UALC (an aggregate of 559,375 shares) in full settlement of all obligations under the consulting agreement. The shares were valued at the closing bid price as of the date of issue. Pro Tech treated this as a charge against the stock issued, and NCT Hearing recorded it as a reduction in its investment in Pro Tech.

     At December 31, 2001, NCT Hearing Products, Inc., had approximately 27.1 million shares of Pro Tech common stock, comprising approximately 82% of the issued and outstanding shares of Pro Tech common stock.

NCT Group, Inc. Preferred Stock

     Our Board of Directors is authorized to issue 10 million shares of preferred stock, par value $0.10 per share. As of December 31, 2001, there are no shares of NCT preferred stock issued and outstanding. Between 1986 and 2000, NCT designated seven series of preferred stock, including series A, B, C, D, E, F and G preferred stock. Series A and B were eliminated in 1992 without ever having been issued. We have issued preferred stock under our series C, D, E, F and G designations, none of which are outstanding as of December 31, 2001. In November 2001, series C, D, E and F were eliminated.

Series C Convertible Preferred Stock

     Between October 28, 1997 and December 11, 1997, the company entered into a series of subscription agreements to sell an aggregate amount of $13.3 million of series C convertible preferred stock in a private placement, pursuant to Regulation D under the Securities Act, to 32 unrelated accredited investors. The aggregate net proceeds to the company of the private placement were $11.9 million. Each share of the series C preferred stock had a par value of $0.10 and a stated value of $1,000 with an accretion rate of 4% per annum on the stated value. The series C preferred stock was convertible into shares of our common stock at 80% of the five-day average closing bid price of our common stock. On December 30, 1998, 1,700 shares of the series C preferred stock were exchanged for our series E preferred stock. As of November 30, 1999, 10,850 shares of series C preferred stock had been converted into 20,665,000 shares of NCT common stock and the 700 remaining series C shares were subject to mandatory conversion. As such, on November 30, 1999 (the mandatory conversion date), these 700 shares were converted to 1,512,000 shares of our common stock. At December 31, 2000 and 2001, there were no outstanding shares of series C preferred stock, and the series C preferred stock was eliminated in 2001.

Series D Convertible Preferred Stock

     On July 27, 1998, the company entered into subscription agreements to sell 6,000 shares of its series D convertible preferred stock having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D under the Securities Act, to six unrelated accredited investors. Net proceeds of $5.2 million were received by the company from its issuance of series D preferred stock. Each share of the series D preferred stock had a par value of $0.10 and a stated value of $1,000 with an accretion rate of 4% per annum on the stated value.

Each share of series D preferred stock was convertible into shares of the company's common stock, subject to specific limitations, as determined by a formula set forth in the agreement. A registration statement relating to the common stock underlying the series D preferred stock became effective on October 30, 1998, and shares of series D preferred stock became convertible on that date. Including shares of common stock issued for accretion, as of March 12, 1999, all shares of series D preferred stock had been converted into 12,273,685 shares of NCT common stock. At December 31, 2000 and 2001, there were no outstanding shares of series D preferred stock, and the series D preferred stock was eliminated in 2001.

Series E Convertible Preferred Stock

     On December 30, 1998, the company entered into a series of subscription agreements to sell an aggregate stated value of up to $8.2 million of series E convertible preferred stock in consideration of $4.0 million in a private placement, pursuant to Regulation D under the Securities Act, to six accredited investors. In addition, the company issued and sold an aggregate amount of $1.7 million of series E preferred stock to three accredited investors in exchange for an aggregate stated value of $1.7 million of the company's series C preferred stock held by the three accredited investors. The company also issued and sold an aggregate amount of $0.7 million of series E preferred stock to four accredited investors in exchange and consideration for an aggregate of 2.1 million shares of the company's common stock held by the four accredited investors and received net proceeds of $1.8 million. On April 13, 1999, the company entered into a subscription agreement to sell 1,874 shares of series E preferred stock, with a stated value of up to $1.9 million in consideration of $1.9 million to four accredited investors. Each share of the series E preferred stock had a par value of $0.10 and a stated value of $1,000 with an accretion rate of 4% per annum on the stated value. Each share of series E preferred stock was convertible into shares of the company's common stock, subject to limitations, as determined by a formula set forth in the agreement. During 1999, holders of 3,828 shares of series E preferred stock elected to convert their shares into 26,608,942 shares of common stock of the company.

     On March 31, 1999, NCT signed an agreement that holders of 3,600 shares of series E preferred stock could return those shares as consideration for four DMC network affiliate licenses. In 1999, NCT recognized revenue of $0.9 million based upon the valuation of series E preferred stock issued during the period. On December 15, 1999, holders of the remaining 5,026 shares of the company's series E preferred stock and holders of 974 shares of the company's series F preferred stock, an aggregate stated value of $6.0 million, exchanged such shares for eight DMC network affiliate licenses. No shares of series E preferred stock were outstanding at December 31, 2000 and 2001, and the series E preferred stock was eliminated in 2001.

Series F Convertible Preferred Stock

     On August 10, 1999, the company entered into a subscription agreement to sell an aggregate stated value of up to $12.5 million (12,500 shares) of series F preferred stock in a private placement, pursuant to Regulation D under the Securities Act, to five unrelated accredited investors. On August 10, 1999, the company received $1.0 million for the sale of 8,500 shares of series F preferred stock having an aggregate stated value of $8.5 million. At the company's election, the investors may invest up to an additional $4.0 million in cash or in kind at a future date. Each share of the series F preferred stock had a par value of $0.10 and a stated value of $1,000 with an accretion rate of 4% per annum on the stated value. Each share of series F preferred stock was convertible into shares of the company's common stock, subject to specified limitations, as determined by a formula in the agreement. The conversion terms of the series F preferred stock also provided that in no event would the company be obligated to issue more than 35 million shares of its common stock in the aggregate in connection with the conversion of up to 12,500 shares of series F preferred stock. In the interest of investor relations of the company, the maximum number of conversion shares was increased to 77 million shares of the company's common stock. The company registered an aggregate of 25,744,000 shares of common stock issuable upon conversion and payment for accretion. In connection with the series F preferred stock, the company may have been obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such additional amounts would have been treated as obligations of the company.

         On September 10, 1999, the company received $4.0 million for four DMC network affiliate licenses from four accredited investors. While the investors agreed upon the exchange of 8,500 shares of NCT's series F preferred stock having aggregate stated value of $8.5 million, for consideration of $1.0 million, the company has treated the $4.0 million for the DMC licenses as additional consideration for the series F preferred stock. On December 15, 1999, 974 shares of NCT's series F preferred stock, together with 5,026 shares of the company's series E preferred stock, were returned to the company as consideration for eight DMC network affiliate licenses. As of December 31, 2000, 7,526 shares of NCT's series F preferred stock had been converted into 48,776,638 shares of NCT's common stock. At December 31, 2000 and 2001, no series F preferred stock is outstanding, and the series F preferred stock was eliminated in 2001.

Series G Convertible Preferred Stock

     On January 25, 2000, the Board of Directors of NCT designated a series G convertible preferred stock. The series G preferred stock consists of 5,000 designated shares, par value $0.10 per share and a stated value of $1,000 per share with a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or common stock. On September 26, 2000, the company's Board of Directors approved an amendment to the Series G Certificate of Designations, Rights and Preferences to increase the maximum share issuance amount thereunder from 10 million shares to 24 million shares. The amendment became effective on September 27, 2000 when the company filed it with the Secretary of State of Delaware. On March 6, 2000, as amended March 10, 2000, NCT and an accredited investor entered into an agreement under which NCT sold an aggregate stated value of $2.0 million (2,004 shares) of series G preferred stock, in a private placement pursuant to Regulation D under the Securities Act, for an aggregate of $1.75 million. The company received proceeds, net of expenses, of $1.7 million. Each share of series G preferred stock is convertible into shares of NCT common stock at the lesser of (i) 20% below the five-day average closing bid price of common stock immediately prior to conversion or
(ii) $0.71925. In connection with the series G preferred stock transaction, on March 6, 2000, the company granted a five-year warrant for 150,000 shares of NCT common stock at an exercise price of $0.71925. In accordance with SFAS 123, the company estimated the fair market value of this warrant to be $0.1 million using the Black-Scholes option pricing model. Such amount is included in the preferred stock dividend requirement for the year ended December 31, 2000. The company filed a registration statement on April 20, 2000 (amended on June 13, 2000) to register such shares of common stock for the conversion of the series G preferred stock and the related warrant. During the year ended December 31, 2000, the company issued 4,906,595 shares of the company's common stock upon the conversion of 1,237 shares of the company's series G preferred stock. During 2001, we issued 7,218,150 shares of our common stock upon conversion of the remaining 767 shares of series G preferred stock. At December 31, 2000 and 2001, there were 767 and no outstanding shares, respectively, of series G preferred stock.

Artera Group, Inc. Preferred Stock

     On February 21, 2001, the Board of Directors of Artera Group, Inc. designated a series A convertible preferred stock which consists of 30,000 designated shares, par value $0.10 per share and stated value of $1,000 per share with a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or common stock of Artera. Each share of series A convertible preferred stock is convertible into shares of Artera common stock on and after the earlier of two years after issuance or ten days after Artera becomes publicly traded, at a conversion price equal to the average closing price for the five trading days prior to the conversion date. We amended these rights as to $4.3 million stated value of Artera preferred stock that was issued in conjunction with our acquisition of Artera (see Note 2).

     On June 29, 2001, NCT entered into an exchange rights agreement with ten accredited investors who hold $4.3 million in aggregate stated value of Artera Group, Inc. series A preferred stock. Each of the ten holders of Artera series A preferred stock is entitled to exchange the Artera series A preferred stock for shares of NCT common stock from and after November 30, 2001 at an exchange price per share of 100% of the average closing bid price of NCT's common stock for the five trading days prior to the exchange date. NCT is obligated to register shares of its common stock for the exchange of Artera series A preferred stock. In 2001, we incurred a charge of $0.7 million for non-registration of the underlying shares of NCT common stock. This amount is included in preferred stock dividends and in the calculation of loss attributable to common stockholders for the year ended December 31, 2001. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera series A preferred stock by paying the holder cash equal to the aggregate stated value of the Artera series A preferred stock being redeemed (together with accrued and unpaid dividends thereon).

Pro Tech Communications, Inc. Preferred Stock

     On September 29, 2000, Pro Tech entered into a securities purchase and supplemental exchange rights agreement with the company, Austost, Balmore and Zakeni Limited to consummate the $1.5 million financing arranged by the company for Pro Tech in connection with its sale of 1,500 shares of Pro Tech series A convertible preferred stock to the investors. The Pro Tech series A preferred stock consists of 1,500 designated shares, par value $0.01 per share and a stated value of $1,000 per share with a dividend rate of 4% per annum on the stated value. Each share of such stock is exchangeable for shares of NCT's common stock based upon the lowest average of the average closing bid price for a share of our common stock for any consecutive five-day period out of 15 trading days preceding the date of exchange, less a discount of 20%. In addition, each share of this preferred stock is convertible into shares of the Pro Tech's common stock. In connection with the execution of the securities purchase and supplemental exchange rights agreement, Pro Tech issued three-year warrants to the Pro Tech investors to acquire 4.5 million shares of Pro Tech's common stock exercisable at $0.50 per share. Pro Tech estimated the fair value of this warrant to be $3.6 million determined using the Black-Scholes option pricing model. In addition, the excess of the quoted market value of the common stock assumed to be converted over the net proceeds received for issuance of convertible series A preferred shares of $0.4 million is considered a preferred dividend with this difference being accreted over the period beginning with the issuance of the preferred stock to the date the shares are eligible for conversion. The aggregate of $4.0 million is included in the calculation of loss attributable to common stockholders on the consolidated statement of operations for the year ended December 31, 2000.

     On July 30, 2001, Pro Tech entered into an agreement with Alpha Capital Atkiengesellschaft to issue 500 shares of Pro Tech series B redeemable convertible preferred stock having an aggregate stated value of $0.5 million. Upon issuance, Pro Tech received approximately $0.4 million in cash, net of expenses and fees, which was used for working capital purposes. The Pro Tech preferred stock is convertible into Pro Tech common, and is exchangeable for shares of NCT common stock (as to 50% from and after six months, and as to 100% from and after one year, from the issue date) at an exchange rate which is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the 15 trading days preceding the date of exchange, less a discount of 20%. In accordance with EITF 98-5, as codified in EITF 00-27, Pro Tech recorded a beneficial conversion feature of $125,000 in connection with the issuance of its series B preferred stock which resulted in a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature is to be recognized as an increase to Pro Tech's preferred stock and a decrease to additional paid-in capital over the period from the date of issuance (July 30, 2001) to the date of earliest conversion (50% on January 30, 2002 and 50% on July 30, 2002). As of December 31, 2001, $79,190 of the beneficial conversion feature was recognized. In connection with this transaction, Pro Tech issued a three-year warrant to purchase 1.0 million shares of its common stock, exercisable at $0.13 per share. Pro Tech estimated the fair value of this warrant to be approximately $63,000 using the Black-Scholes option pricing model. This $63,000 along with the $79,190 beneficial conversion feature is included in the calculation of net loss attributable to common stockholders (including NCT Hearing Products) on Pro Tech's statement of operations for the year ended December 31, 2001.

     During the year ended December 31, 2001, 1,450 shares of Pro Tech series A preferred stock were converted into 4,951,873 shares of Pro Tech common stock or exchanged for 2,975,978 shares of NCT common stock. In connection with the issuance of NCT shares, NCT recorded a decrease in the minority interest in subsidiary and an increase to additional paid-in capital of approximately $0.2 million. At December 31, 2001, there were 50 shares of Pro Tech's series A preferred stock outstanding and 500 shares of Pro Tech series B preferred stock outstanding.

NCT Audio Products, Inc. Preferred Stock

     On July 27, 1998, NCT Audio entered into subscription agreements to sell 60 shares of NCT Audio's series A convertible preferred stock having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D under the Securities Act, to six unrelated accredited investors. NCT Audio received net proceeds of $5.2 million from the sale of NCT Audio series A preferred stock. Each share of the NCT Audio series A preferred stock has a par value of $0.10 and a stated value of $100,000 with an accretion rate of 4% per annum on the stated value. Each share of NCT Audio series A preferred stock was exchangeable for NCT's series D preferred stock and convertible into shares of NCT common stock as determined by a formula set forth in the agreement. On March 30, 1999, holders of 57 shares of NCT Audio series A preferred stock exercised this election and converted their shares into 11,699,857 shares of NCT's common stock. On January 10, 2000, the remaining three shares of NCT Audio series A preferred stock were converted into 634,915 shares of the company's common stock.

15.  Common Stock Options and Warrants:

     The company accounts for its various employee stock option incentive plans in accordance with APB 25 and furnishes the pro forma disclosures required under SFAS 123. Under APB 25, no compensation costs are recognized because the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. Had compensation costs been determined as prescribed by SFAS 123, the company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below for the years ended December 31:

     (In thousands, except per share amounts)

                                            Years ended December 31,
                            ------------------------------------------------
                             1999                   2000               2001
                            ------                 ------             ------
Net loss
  As reported            $ (23,771)              $(10,324)          $(77,660)
  Pro forma                (27,442)               (17,700)           (79,207)
Loss per share
  As reported            $   (0.18)              $  (0.05)          $  (0.21)
  Pro forma                  (0.20)                 (0.08)             (0.21)

     The weighted-average fair values at date of grant for options granted during 1999, 2000 and 2001 were $0.28 to $0.48, $0.27 and $0.07, respectively, and were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                            Years ended December 31,
                                     ------------------------------------------
                                      1999            2000                2001
                                     ------          ------              ------
Expected life in years                    3              3                  3
Interest rate                    4.56%-6.14%    4.56%-6.56%        3.27%-5.41%
Volatility                                1           1.29                  1
Dividend yield                            0%             0%                 0%

     The company values options and warrants using the Black-Scholes option pricing model and accounts for options and warrants issued to parties that are not employees or members of the Board of Directors as follows. The fair value of options and warrants issued to general consultants are recorded as selling, general and administrative expenses. The relative fair value of options and warrants issued in connection with indebtedness are amortized as interest expense over the term of the related indebtedness. The fair value of options and warrants issued in conjunction with preferred stock are accreted as an increase in loss attributable to common stockholders in the net loss per share computation over the vesting period of the related options or warrants. The fair value of options and warrants issued in connection with an acquisition are recorded as additional purchase price.

Stock Options:

     The following summarizes information about the company's stock options outstanding and exercisable at December 31, 2001:


                                                             Options Outstanding                     Options Exercisable
                                             ------------------------------------------------  -------------------------------------
                                                                 Weighted
                                                                 Average
                                                                 Remaining      Weighted                        Weighted
                                                                 Contractual    Average                         Average
                           Range of            Number             Life          Exercise        Number          Exercise
     Plan               Exercise Price         Outstanding       (In Years)     Price           Exercisable     Price
    ------             ---------------        ------------       -----------   ----------       -----------    -----------
1987 Plan            $   0.50 to $   0.63           1,350,000      2.09         $   0.51         1,350,000       $   0.51
                                               ===============                                  ===========
Non-plan             $   0.27                         100,000      2.34         $   0.27           100,000       $   0.27
                                               ===============                                  ===========
1992 Plan            $   0.10  to $  0.27           7,160,134      5.74         $   0.21         5,871,549       $   0.21
                     $   0.31  to $  0.44          21,897,551      6.43         $   0.37        19,817,943       $   0.37
                     $   0.50  to $  1.00          17,350,978      4.56         $   0.56        16,490,548       $   0.57
                                               ---------------                                  -----------
Total 1992 Plan                                    46,408,663                   $   0.42        42,180,040       $   0.42
                                               ===============                                  ===========
Directors Plan       $   0.66 to $   0.75             538,500      2.09         $   0.73           538,500       $   0.73
                                               ===============                                  ===========
2001 Plan            $   0.13                      10,387,503      6.67         $   0.13         5,355,001       $   0.13
                                               ===============                                  ===========

1987 Plan

     The company's 1987 Stock Option Plan (the "1987 Plan") provides for the granting of up to 4 million shares of common stock as either incentive stock options or nonstatutory stock options. Options to purchase shares may be granted under the 1987 Plan to persons who, in the case of incentive stock options, are full-time employees (including officers and directors) of the company; or, in the case of nonstatutory stock options, are employees or non-employee directors of the company. The exercise price of all incentive stock options must be at least equal to the fair market value of such shares on the date of grant and may be exercisable over a ten-year period as determined by the Board of Directors. The exercise price and duration of the nonstatutory stock options are determined by the Board of Directors. 1987 Plan activity is summarized as follows:


                                                                            Years Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                        1999                         2000                               2001
                                         ------------------------------  ----------------------------   ----------------------------
                                                             Weighted                   Weighted                       Weighted
                                                             Average                     Average                       Average
                                                             Exercise                   Exercise                       Exercise
                                             Shares          Price         Shares        Price            Shares       Price
                                         --------------    ------------  -----------   --------------   ------------   -------------
Outstanding at beginning of year          1,350,000        $  0.51       1,350,000       $  0.51          1,350,000        $0.51
Options granted                           1,350,000        $  0.51              -              -                 -             -
Options exercised                                 -              -              -              -                 -             -
Options canceled, expired or forfeited   (1,350,000)       $  0.51              -              -                 -             -
                                         -----------                    -----------                    ------------
Outstanding at end of year                1,350,000        $  0.51       1,350,000       $   0.51         1,350,000        $ 0.51
                                         ===========                    ===========                    ============
Options exercisable at year-end           1,350,000        $  0.51       1,350,000       $   0.51         1,350,000        $ 0.51
                                         ===========                    ===========                    ============

     In February 1999, the Board of Directors granted new options under the 1987 Plan aggregating 1,350,000 shares for options that would otherwise expire. The exercise prices of the new grants were the same as options expiring in 1999, prices which exceeded the February 1, 1999 stock price, and therefore, there was no financial statement impact. These options have an expiration date of the shorter of five years from February 1, 1999 or ten years from the grant date of the expiring options.

     In 2000, the Board of Directors determined that no future grants of options for the purchase of shares would be made under the 1987 Plan. Thus, no options for the purchase of shares are available for future grant under the 1987 Plan.

Non-plan

     The company's non-plan options are granted from time to time at the discretion of the Board of Directors. The exercise price of non-plan options generally must be at least equal to the fair market value of such shares on the date of grant. Non-plan options generally are exercisable over a five to ten-year period as determined by the Board of Directors. Vesting schedules of non-plan options vary from (i) fully vested at the date of grant to (ii) multiple year apportionment of vesting, as determined by the Board of Directors. Non-plan stock option activity is summarized as follows:


                                                                                 Years Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                        1999                         2000                            2001
                                         -------------------------------  ------------------------------  --------------------------
                                                            Weighted                       Weighted                       Weighted
                                                             Average                        Average                        Average
                                                            Exercise                       Exercise                       Exercise
                                         Shares               Price        Shares            Price            Shares        Price
                                         ---------------   -------------  ------------ -----------------    ------------ -----------
Outstanding at beginning of year          4,319,449        $   0.36        4,284,000     $   0.33            4,025,000         $0.30
Options granted                                   -               -                -            -                    -             -
Options exercised                                 -               -                -            -           (3,850,000)        $0.30
Options canceled, expired or forfeited     (35,449)        $   4.86         (259,000)    $   0.70              (75,000)        $0.50
                                         -----------                      ------------                     ------------
Outstanding at end of year                4,284,000        $   0.33          4,025,000   $   0.30              100,000         $0.27
                                         ===========                      ============                     ============
Options exercisable at year-end           4,284,000        $   0.33          4,025,000   $   0.30              100,000         $0.27
                                         ===========                      ============                     ============

     In 2001, the company issued shares to NXT plc for its options, which NCT had granted to NXT plc in 1997, to acquire 3,850,000 shares of NCT common stock. This issuance was in connection with reorganizing existing cross-license agreements between NCT and NXT plc (see Note 4).

1992 Plan

     On October 6, 1992, the company adopted a stock option plan (as amended, the "1992 Plan") for the granting of shares and options to purchase up to 10,000,000 shares of common stock to officers, employees, consultants and directors. The exercise price of 1992 Plan options must be at least equal to the fair market value of such shares on the date of the grant. 1992 Plan options are generally exercisable over a five to ten-year period as determined by the Board of Directors. Vesting schedules of 1992 Plan options vary from (i) fully vested at the date of grant to (ii) multiple year apportionment of vesting, as determined by the Board of Directors. On October 20, 1998, the stockholders approved an amendment to the 1992 Plan to increase the aggregate number of shares of common stock reserved for grants of restricted stock and grants of options to purchase shares of common stock to 30,000,000 shares. The 1992 Plan was also then amended to eliminate the automatic grant of shares of NCT's common stock upon a non-employee director's initial election to the Board of Directors and thereafter upon each subsequent election. On July 13, 2000, the stockholders approved an amendment to the 1992 Plan to increase the aggregate number of shares of NCT's common stock reserved for issuance upon the exercise of stock options granted under the 1992 Plan from 30,000,000 shares to 50,000,000 shares.

     In February 1999, the Board of Directors granted new options under the 1992 Plan aggregating 798,538 shares for options which expired in 1999 under the 1992 Plan. The exercise prices for these grants were the same as for options expiring in 1999 (which exceeded the February 1, 1999 price). These grants have an expiration date of the shorter of five years from February 1, 1999 or ten years from the grant date of the expiring options.

     In January 2000, the Board of Directors granted options to purchase shares of the company's common stock to officers, employees and consultants, subject to the approval by the company's stockholders of (1) an increase in the number of shares of common stock authorized and (2) an increase in the number of shares covered by the 1992 Plan. Such options were granted at or above the fair market value of the company's common stock on the date of grant. The fair value of the options granted to consultants amounted to $0.1 million and is included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31, 2000.

     On April 21, 2000, the Board of Directors approved the re-granting to employees of options to replace options that would otherwise expire in 2000. Such replacement grants under the 1992 Plan totaled approximately 315,000 options. The price on these new grants was substantially the same as the exercise price of the replaced grants, and therefore, there was no financial statement impact with respect to these options.

     In July 2000, the Board of Directors canceled 9.9 million options it had granted in January 2000. The Board of Directors granted 12.4 million new options at the then fair market value of the common stock, a higher exercise price than had been in effect in January 2000. There was no financial statement impact with respect to the re-granting of these options.

     In December 2000, the Board of Directors granted options to directors and employees to acquire 11,325,000 shares of common stock subject to sufficient remaining shares under the 1992 Plan. These grants exceeded the number of shares available under the 1992 Plan by 2,824,505. As such, the grant to the company's Chief Executive Officer and Chairman of the Board of Directors was reduced by this amount, but this award remained an obligation pending future availability under the 1992 Plan or adoption of a new stock option plan. The Board of Directors fulfilled this obligation in 2001 by granting options to acquire 824,505 shares under the 1992 Plan and options to acquire 2,000,000 shares under the 2001 Plan (described below). The market price at the date the shares were made available under the plans was equal to the exercise price of the options. Accordingly, no compensation was recognized.

     On April 25, 2001, the Board of Directors approved the re-granting to employees of options to replace options that would otherwise expire in 2001. Such replacement grants under the 1992 Plan totaled approximately 67,000 options. The exercise price on these new grants was the same as the exercise price of the replaced grants, and all exercise prices exceeded the fair value of our common stock on the date of grant. Therefore, there was no financial statement impact with respect to the these options.

     From time to time, the Board of Directors accelerates the vesting schedules of previously granted stock options granted to officers and directors so that the right to acquire the underlying shares becomes 100% vested. The vesting schedules on grants made to NCT's Chairman of the Board of Directors and Chief Executive Officer were accelerated in each of 2000 and 2001, but the exercise prices were not modified, as follows: (a) his April 13, 1999 grant to acquire 5,000,000 shares became vested on July 13, 2000 due to DMC and fund raising; (b) his July 13, 2000 grant to acquire 8,164,634 shares became 100% vested on December 6, 2000 due to completion of 2000 acquisitions; and (c) his December 6, 2000 grant to acquire 6,000,000 shares became 100% vested on September 20, 2001 due to formation of Artera Group, Inc. and conceptualization of its strategy. The Board of Directors accelerated the vesting of July 13, 2000 grants (the exercise prices were not modified) to NCT's President and a director (to acquire 942,073 shares) and to its Senior Vice President, Chief Financial Officer (to acquire 314,024 shares) due to the completion of 2000 acquisitions (Theater Radio Network, Midcore Software and Pro Tech). Although the acceleration of vesting schedules was a modification of the original grants, there was no accounting consequence because the market prices on the dates of such modification were lower than the original exercise prices of the grants.

     1992 Plan activity is summarized as follows:


                                                                  Years Ended December 31,
                                         ------------------------------------------------------------------------------------------
                                                         1999                             2000                          001
                                         -------------------------------  ------------------------------  -------------------------
                                                          Weighted                           Weighted                    Weighted
                                                           Average                           Average                      Average
                                                          Exercise                           Exercise                    Exercise
                                          Shares            Price          Shares              Price        Shares          Price
                                         ------------  ----------------- -----------      --------------  -----------   -----------
Outstanding at beginning of year         19,831,821     $   0.52         28,024,237       $   0.47       47,057,690      $   0.43
Options granted                           9,398,538     $   0.43         35,377,071       $   0.42        1,641,992      $   0.19
Options exercised                            (5,000)    $   0.27         (1,284,907)      $   0.58                -      $      -
Options canceled, expired or forfeited   (1,201,122)    $   0.60        (12,234,206)      $   0.49       (2,291,019)     $   0.55
Board action                                      -            -         (2,824,505)      $   0.33                -             -
                                         ------------                    -------------                   ------------
Outstanding at end of year               28,024,237     $   0.47         47,057,690       $   0.43       46,408,663      $   0.42
                                         ============                    =============                   ============
Options exercisable at year-end          14,751,044     $   0.55         32,330,873       $   0.47       42,180,040      $   0.42
                                         ============                    =============                   ============

     In addition, in 2001, the company granted 357,927 common shares under the 1992 Plan to a former employee in connection with his employment termination agreement. The company recorded a charge of approximately $33,000 in connection with this grant, representing the market price at the date of termination.

     As of December 31, 2001, no options for the purchase of shares were available for future grants of restricted stock awards and for options to purchase common stock under the 1992 Plan.

Directors Plan

     On November 15, 1994, the Board of Directors adopted the NCT Group, Inc. Option Plan for Certain Directors (as amended, the "Directors Plan"). Under the Directors Plan, options to purchase 821,000 shares have been approved by the Board of Directors for issuance. The options granted under the Directors Plan have exercise prices equal to the fair market value of the common stock on the grant dates and expire five years from date of grant. Options granted under the Directors Plan are fully vested at the grant date. Directors Plan activity is summarized as follows:


                                                                         Years Ended December 31,
                                         ------------------------------------------------------------------------------------
                                                         1999                      2000                        2001
                                         -----------------------------  ------------------------   --------------------------
                                                           Weighted                  Weighted                    Weighted
                                                            Average                   Average                     Average
                                                           Exercise                  Exercise                    Exercise
                                           Shares            Price        Shares      Price          Shares       Price
                                         ---------         -----------  ---------- -------------   ---------- ---------------
Outstanding at beginning of year          746,000          $   0.73     538,500      $    0.73      538,500         $    0.73
Options granted                           538,500          $   0.73           -              -            -                 -
Options exercised                               -                 -           -              -            -                 -
Options canceled, expired or forfeited   (746,000)         $   0.73           -              -            -                 -
                                         ---------                    ----------                   ----------
Outstanding at end of year                538,500          $   0.73     538,500      $    0.73      538,500         $    0.73
                                         =========                    ==========                   ==========
Options exercisable at year-end           538,500          $   0.73     538,500      $    0.73      538,500         $    0.73
                                         =========                    ==========                   ==========

     As of December 31, 2001, there were 282,500 options for the purchase of shares available for future grants under the Directors Plan.

2001 Plan

     On April 25, 2001, the Board of Directors adopted the NCT Group, Inc. 2001 Stock and Incentive Plan (the "2001 Plan") for the granting of shares and options to purchase up to 18,000,000 shares of common stock to officers, employees, consultants and directors. The 2001 Plan was approved by the stockholders at the company's annual meeting on July 10, 2001. The exercise price of all 2001 Plan options must be at least equal to the fair market value of our common stock on the date of grant, and the term and vesting schedules of 2001 Plan options are determined by the Board of Directors. 2001 Plan activity is summarized as follows:

                                                 Year Ended December 31, 2001
                                                -----------------------------
                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                   Shares         Price
                                               --------------  ------------
   Outstanding at beginning of year                        -             -
   Options granted                                10,387,503      $   0.13
   Options exercised                                       -             -
   Options canceled, expired or forfeited                  -             -
                                               --------------
   Outstanding at end of year                     10,387,503      $   0.13
                                               ==============
   Options exercisable at year-end                 5,355,001      $   0.13
                                               ==============

     As of December 31, 2001, there were 7,612,497 options for the purchase of shares of common stock available for future grants under the 2001 Plan.

Warrants:

     The company's warrants are granted from time to time at the discretion of the Board of Directors. The exercise price of warrants generally must be at least equal to the fair market value of the underlying shares on the date of grant. Generally, warrants are exercisable over a three to seven-year period as determined by the Board of Directors and vest on the grant date.

     In February 1999, the Board of Directors granted new warrants aggregating 2,169,750 shares to replace warrants that expired in 1999. The exercise price of the new grants was the same as it had been on the warrants expiring in 1999, which exceeded the February 1, 1999 stock price. Therefore, there was no financial statement impact with respect to these new warrant grants. These warrants have an expiration date of the shorter of five years from February 1, 1999 or ten years from the grant date of the expiring warrants.

     In July 1999, in connection  with the  Production  Resource Group note (see
Note 10), Production Resource Group was granted a common stock warrant equal to either (i) the number of shares of the company's common stock (6,666,667) which may be purchased for an aggregate purchase price of $1,250,000 at the fair market value on July 19, 1999 or (ii) the number of shares representing 5% of the common stock of DMC at the purchase price per share equal to an aggregate price of $1,250,000 (because a DMC qualified sale, as defined, had not closed on or before December 31, 1999). Such warrant expires July 19, 2004.

     During 2000, warrants to acquire an aggregate of 10,979,875 shares of common stock were issued. Warrants to acquire 167,500 shares were issued in connection with the series G preferred stock transaction (see Note 14). In connection with an installation arrangement with a third party, we issued a warrant to acquire 300,000 shares of common stock. In accordance with SFAS 123, we estimated the fair value of this warrant to be $0.1 million which is being amortized to interest expense over the related two-year term of the installation agreement. In September 2000, the company issued warrants for 10 million shares of common stock, exercisable at $0.32 per share, to the placement agent for some of the company's 2000 equity transactions (including ConnectClearly initial financing and Pro Tech series A preferred stock). Since these warrants were in connection with equity financings, the fair value of this warrant did not impact the consolidated statement of stockholders' equity (capital deficit). In 2001 to encourage the exercise of this warrant, we reduced the exercise price to $0.08 per share and realized $800,000 upon exercise of the warrant. On September 27, 2000, in connection with the execution of a private equity credit agreement, NCT issued a warrant for 250,000 shares of its common stock, exercisable for $0.34 per share. Since these warrants were in connection with the private equity credit agreement, the fair value of this warrant did not impact the consolidated statements of stockholders' equity (capital deficit) at December 31, 2000. In 2001, in conjunction with the new private equity credit agreement, such warrant was canceled and replaced with another warrant for 250,000 shares, exercisable for $0.14 per share.

     During 2001, in conjunction with the issuance of convertible notes, NCT granted Carole Salkind warrants to acquire an aggregate of 10,417,254 shares of its common stock at exercise prices ranging from $0.071 to $0.21 per share. The fair value of these warrants was $0.7 million (determined using the Black-Scholes option pricing model). We reduced the exercise price on warrants granted to her before December 20, 2001 to $0.071 per share. The fair value due to the repricing of these warrants as determined using the Black-Scholes option pricing model was $0.3 million. Thus, the company valued the warrants and repricings at $1.0 million using the Black-Scholes option pricing model. Based upon allocation of the relative fair values of the instruments, we recorded a discount of $0.7 million to the convertible notes issued to Carole Salkind. On October 25, 2001, NCT granted a placement agent a warrant to acquire 20,000,000 shares of NCT common stock at an exercise price of $0.09 per share as consideration for advisory services with respect to equity placements during 2001 (including Pro Tech series B preferred stock). On January 10, 2002, we granted the same placement agent a warrant to acquire 5,000,000 shares of NCT common stock as consideration for advisory services on our $0.6 million financing then completed (see Note 26). We issued warrants to outside consultants for the right to acquire an aggregate of 3.1 million shares of our common stock at exercise prices ranging from $0.093 to $0.59 per share. For the year ended December 31, 2001, we recorded a charge for consulting services of $0.4 million (determined using the Black-Scholes option pricing model).

     Warrant activity is summarized as follows:


                                                                             Years Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                      1999                               2000                           2001
                                         ---------------------------   ---------------------------  --------------------------------
                                                         Weighted                    Weighted                       Weighted
                                                         Average                      Average                       Average
                                                         Exercise                    Exercise                       Exercise
                                              Shares      Price       Shares           Price         Shares            Price
                                         -------------- ------------   ------------ -------------- ------------  ------------------
Outstanding at beginning of year           4,372,684      $   0.82     10,402,081      $    0.40    21,048,331       $    0.36
Warrants granted                           9,254,542      $   0.34     10,979,875      $    0.34    33,542,254       $    0.13
Warrants exercised                                -              -              -              -   (10,000,000)      $    0.08
Warrants canceled, expired or forfeited   (3,225,145)     $   0.82       (333,625)     $    0.89      (865,000)      $    0.40
                                         --------------                ------------                ------------
Outstanding at end of year                10,402,081      $   0.40     21,048,331      $    0.36    43,725,585       $    0.21
                                         ==============                ============                ============
Warrants exercisable at year-end          10,402,081      $   0.40     21,048,331      $    0.36    42,396,318       $    0.20
                                         ==============                ============                ============

     The following table summarizes information about warrants outstanding at December 31, 2001:

                                     Warrants Outstanding               Warrants Exercisable
                             --------------------------------------    ----------------------
                                             Weighted
                                              Average
                                             Remaining    Weighted                  Weighted
                                            Contractual   Average                   Average
              Range of          Number         Life       Exercise                  Exercise
           Exercise Price      Outstanding  (In Years)     Price         Number      Price
         -----------------   -------------- ----------   --------      -----------  --------
           $0.07 to $0.16       30,917,254         4.31    $0.12       30,917,254    $0.12
           $0.19 to $1.66       12,808,331         2.33    $0.42       11,479,064    $0.41
                                ----------                             ----------
                                43,725,585                             42,396,318
                                ==========                             ==========


16.  Other (Income) Expense:

     (In thousands of dollars)

                                                                                         For the Years Ended
                                                                                            December 31,
                                                                        ------------------------------------------------------------
                                                                                1999                 2000                 2001
                                                                                ----                 ----                 ----
Other operating (income) expense, net consisted of the following:

Forgiveness of payable                                                        $    -              $ (144)              $  (67)
Minority share of loss in subsidiary - Pro Tech                                    -                 (99)                (473)
Other                                                                           (266)               (169)                (397)
                                                                        ------------------------------------------------------------
     Total other operating income, net                                        $ (266)             $ (412)              $ (937)
                                                                        ============================================================

Non-operating Other (income) expense, net consisted of the following:

Other-than-temporary decline in value of securities
  available-for-sale (Note 5)                                                    $ -                 $ -              $ 7,036
Default penalties on debt (Notes 10 and 18)                                        -                   -                1,208
Depreciation in fair value of warrant (Note 9)                                     -                   -                1,355
Realized loss on sale of trading securities - NXT (Note 4)                         -                   -                2,301
Finance costs associated with non-registration of common shares
  and of common shares underlying convertible notes (Notes 10 and 14)              -                   -                2,318
Inducement charges (Note 14)                                                       -                   -                  190
Reserve for notes receivable (Note 9)                                              -                   -                1,000
Other                                                                            166                (162)                 691
                                                                        ------------------------------------------------------------
     Total non-operating other (income) expense, net                           $ 166              $ (162)            $ 16,099
                                                                        ============================================================

17.  Supplemental Cash Flow Disclosures:

     (In thousands of dollars)

                                                                                       For the Years Ended December 31,
                                                                                  --------------------------------------------
                                                                                      1999            2000            2001
                                                                                  --------------  -------------    -----------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                             $     4       $      3        $    11
                                                                                  ==============  =============    ===========
Supplemental disclosures of non-cash investing and financing activities:

    Investment in DMC New York and repurchase of licenses                               $     -       $      -        $21,000
                                                                                  ==============  =============    ===========
    Receipt of NXT shares for license fee                                               $     -       $      -        $ 9,160
                                                                                  ==============  =============    ===========
    Settlement of liability as offset against patent                                    $     -       $      -        $   405
                                                                                  ==============  =============    ===========
    Unrealized holding loss on available-for-sale securities                            $     -       $ (3,379)       $     -
                                                                                  ==============  =============    ===========
    Issuance of 4.3 million shares of common stock upon conversion of note              $     -       $      -        $   500
                                                                                  ==============  =============    ===========
    Issuance of common stock for acquisition of Midcore Software, Inc.                  $     -       $  4,818        $     -
                                                                                  ==============  =============    ===========
    Issuance of common stock for acquisition of Theater Radio Network                   $     -       $  2,500        $     -
                                                                                  ==============  =============    ===========
    Issuance of common stock in exchange for common stock of subsidiary                 $ 2,632       $  3,124        $   984
                                                                                  ==============  =============    ===========
    Issuance of common stock in exchange for prepaid research and
    engineering expenses                                                                $     -       $  3,000        $     -
                                                                                  ==============  =============    ===========
    Receipt of Pro Tech common shares in lieu of cash to settle
    accounts receivable                                                                 $     -       $      -        $ 1,350
                                                                                  ==============  =============    ===========
    Issuance of preferred stock of subsidiary, Artera Group, Inc.                       $     -       $      -        $ 7,799
                                                                                  ==============  =============    ===========
    Issuance of notes for placement services rendered                                   $     -       $      -        $   527
                                                                                  ==============  =============    ===========
    Issuance of common stock for services                                               $ 2,503       $    547        $   435
                                                                                  ==============  =============    ===========
    Issuance of common stock in exchange for convertible note of subsidiary             $     -       $      -        $ 2,477
                                                                                  ==============  =============    ===========
    Issuance of common stock in exchange for preferred stock of subsidiary              $ 9,306       $    317        $   261
                                                                                  ==============  =============    ===========
    Issuance of common stock in exchange for preferred stock                            $ 3,853       $  4,024        $     -
                                                                                  ==============  =============    ===========
    Property and equipment financed through capitalized leases and notes
    payable                                                                             $     -       $      -        $ 1,404
                                                                                  ==============  =============    ===========
    Receipt of Pro Tech common shares for payment of license                            $     -       $  2,430        $     -
                                                                                  ==============  =============    ===========
    Receipt of non-recourse notes as partial consideration for convertible
    note of subsidiary                                                                  $     -       $      -        $ 1,000
                                                                                  ==============  =============    ===========
    Receipt of Pro Tech common shares as partial consideration of
    convertible note of subsidiary                                                      $     -       $      -        $   500
                                                                                  ==============  =============    ===========
    Preferred stock exchanged for license                                               $ 9,600       $      -        $     -
                                                                                  ==============  =============    ===========
    Issuance of common stock in exchange for patent rights                              $    88       $      -        $     -
                                                                                  ==============  =============    ===========

18.  Related Parties:

     Beginning in 1999, NCT has issued secured convertible notes to Carole Salkind, an accredited investor and spouse of a former director of NCT. As of December 31, 2001, the principal balance outstanding of these notes aggregated approximately $7.2 million. The notes are secured by substantially all the assets of NCT. At Ms. Salkind's election, the notes are convertible into shares of our common stock and may be exchanged for shares of common stock of our subsidiaries. The notes contain various events of default, the occurrence of any one of which provides, at Ms. Salkind's election, that the outstanding principal, unpaid interest and a penalty become immediately due and payable. In the circumstances, a 10% default penalty was accrued as of December 31, 2001 (see Notes 10, 16 and 20).

     On August 22, 2001, three individuals, NCT directors and officers, agreed to purchase in a private placement an aggregate of 1,000,000 shares of restricted common stock. The aggregate value of the shares was $93,000, or $0.093 per share, the then fair market value based upon the closing bid price on August 21, 2001. Shares were issued to NCT's Chairman of the Board of Directors and Chief Executive Officer (612,893), to NCT's President and a director (171,342) and to NCT's Senior Vice President, Chief Financial Officer (215,765).

     On August 22, 2001, Carole Salkind agreed to purchase 1,000,000 shares of NCT common stock for $93,000 cash, or $0.093 per share, the then fair market value. On September 10, 2001, we received the funds from Ms. Salkind and issued the 1,000,000 shares of common stock to her.

     Between 1993 and 1994, the company entered into five agreements with Quiet Power Systems, Inc. ("QSI"). Environmental Research Information, Inc. ("ERI") owns 33% of QSI and Jay M. Haft, a director of the company and former Chairman of the Board of Directors, owns another 2% of QSI. Michael J. Parrella, Chief Executive Officer of the company and Chairman of the Board of Directors, owns 12% of the outstanding capital of ERI and shares investment control over an additional 24% of its outstanding capital. Jonathan M. Charry, the company's Senior Vice President, Corporate Development, hired in January 2000, owns 20% of the outstanding capital stock of ERI and 3% of the outstanding capital stock of QSI. In March 1995, the company entered into a master agreement with QSI which granted QSI an exclusive worldwide license to market, sell and distribute various quieting products in the utility industry. Subsequently, the company and QSI executed four letter agreements, primarily revising payment terms. On December 24, 1999, the company executed a final agreement with QSI in which the company agreed to write off $0.2 million of indebtedness owed by QSI in exchange for the return by QSI to the company of its exclusive license to use NCT technology in various quieting products in the utility industry. Such amount, originally due on January 1, 1998, had been fully reserved by the company.

     The company's former Chairman of the Board of Directors, who has continued as a director, received cash compensation from the company in 1999, 2000 and 2001 of $85,000, $64,500 and $63,000, respectively.

     NCT's Chairman of the Board of Directors and Chief Executive Officer, who, at December 31, 2001, holds options and warrants for the right to acquire an aggregate of 31,901,634 shares of the company's common stock, received an incentive bonus equal to a 1% cash override on the value derived by the company upon the execution of agreements or other documentation evidencing transactions with unaffiliated parties. For the years ended December 31, 1999, 2000 and 2001, approximately $169,000, $363,000 and $256,000, respectively, was paid by the company in connection with this arrangement.

     The company's President and a director of NCT, who at December 31, 2001 holds options and warrants for the right to acquire an aggregate of 4,534,623 shares of the company's common stock, had an incentive bonus arrangement equal to 1/3% cash override on the value derived from transactions entered into by the company with unaffiliated parties. Her participation in this incentive bonus commenced effective January 2001. Under this arrangement, the company paid approximately $78,000 for the year ended December 31, 2001.

     The  company's  Senior Vice  President,  Chief  Financial  Officer,  who at
December 31, 2001 holds options and warrants for the right to acquire an aggregate of 2,283,742 shares of the company's common stock, had an incentive bonus arrangement equal to 1/2% cash override on the value derived from transactions entered into by the company with unaffiliated parties. Under this arrangement, the company paid approximately $93,000, $134,000 and $125,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

     The company's Senior Vice President, Corporate Development, who at December 31, 2001 holds options for the right to acquire an aggregate of 1,778,049 shares of the company's common stock, has an incentive bonus arrangement under which he receives cash compensation for completion of specified events and receives a cash override equal to 1% of the value of specific subsidiary financing transactions and 1/2% of the value of licensing agreements and joint venture alliances in which he was directly involved. Under this arrangement, the company paid $35,000 and $32,000 in the years ended December 31, 2000 and 2001, respectively.

     NCT's Chairman of the Board of Directors and Chief Executive Officer personally guaranteed the repayment of a $0.4 million bridge financing note issued by NCT on December 27, 2001. The guarantee was extinguished in conjunction with new financing completed on January 10, 2002 (see Note 26).

     On various dates in 2000 and 2001, the company's Senior Vice President, Corporate Development entered into several short-term promissory notes to borrow funds from the company in anticipation of cash overrides due under the incentive compensation arrangement described above. As of December 31, 2000, three promissory notes were outstanding for an aggregate principal amount owed to the company of $69,379. The notes bear interest at the prime lending rate as published in The Wall Street Journal on the date of issuance of the notes plus one percent, or an annual rate of 10.5% for the notes outstanding at December 31, 2000. As of December 31, 2001, one promissory note was outstanding for a principal amount owed to the company of $105,301. The note bears interest at 6.0% and matures on May 1, 2002.

     We issued 328,717 shares of NCT common stock to the former president of Theater Radio Network (who had become an employee of DMC Cinema). This issuance was in settlement of amounts owed him aggregating approximately $25,000 that he had advanced to the company.

     NCT intends to acquire the remaining 12,000 shares of common stock of DMC New York, Inc. (see Notes 2, 14 and 21). The DMC New York Board of Directors is comprised of individuals who are officers and directors of NCT, specifically, NCT's Chairman of the Board of Directors and Chief Executive Officer, NCT's President and a director of NCT and NCT's Senior Vice President, Chief Financial Officer.

19.  Income Taxes:

     The company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred tax assets and liabilities are established for temporary differences between tax and financial reporting bases of assets and liabilities. A valuation allowance is established when the company determines that it is more likely than not that a deferred tax asset will not be realized. The company's temporary differences primarily result from depreciation related to machinery and equipment and compensation expense related to warrants, options and reserves.

     The company files consolidated federal and state tax returns. At December 31, 2001, the company had available estimated net operating loss carryforwards of approximately $119.3 million and estimated research and development credit carryforwards of approximately $2.4 million for federal income tax purposes of which approximately $11.7 million will expire within the five years ending December 31, 2006 ($2.1 million expire in 2002) and approximately $110.0 million expire at various dates from December 31, 2007 through December 31, 2021. The company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation. In addition, the net operating losses of acquired companies prior to their related acquisitions by the company have not been included above. These net operating losses may be severely limited under Section 382 of the Internal Revenue Code.

     The difference between the statutory tax rate of 34% and the company's effective tax rate of 0% is primarily due to the increase in the valuation allowance of $3.3 million and $27.4 million in 2000 and 2001, respectively. The difference is as follows:

                                                         For the Years ended December 31,
                                          ------------------------------------------------------------
                                             1999                    2000                 2001
                                          ----------------    -------------------     ----------------
Statutory rate                              (34.0)%                 (34.0)%              (34.0)%
State tax net of federal effect                 -                    (5.6)                (5.6)
Permanent differences                           -                    15.9                 11.5
Effect of adjustments to prior year net
     operating loss carryforwards               -                   (35.5)                 2.7
Other                                           -                     2.0                    -
Increase in valuation allowances             34.0                    57.2                 25.4
                                          ----------------    -------------------     ----------------
Effective tax rate                              - %                     - %                  - %
                                          ================    ===================     ================

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax assets and liabilities are as follows:

     (In thousands of dollars)

                                                    December 31,
                                         --------------------------------
                                              2000              2001
                                         -------------    ---------------
Accounts receivable                          $     24           $     19
Inventory                                          34                320
Investments                                         -             11,553
Property and equipment                             68                400
Accrued expenses                                  170              2,177
Stock compensation                              3,129              4,032
Other                                             541                  -
                                         -------------    ---------------
     Total temporary differences             $  3,966           $ 18,501
Federal net operating and capital loss
     carryforwards                             35,639             48,165
Federal research and development credit         2,006              2,393
                                         -------------    ---------------
                                             $ 41,611           $ 69,059
Less:  Valuation allowance                    (41,611)           (69,059)
                                         -------------    ---------------
     Deferred taxes                          $      -           $      -
                                         =============    ===============

20.  Litigation:

     Andrea Electronics Corp. Patent and Trademark Litigation

     By a letter dated September 9, 1997, our competitor, Andrea Electronics Corporation, informed us that it believed NCT was improperly using the term "ANR Ready" and infringing upon a trademark owned by Andrea. Representatives of existing and/or potential customers also have informed us that Andrea has made statements claiming that our manufacture and/or sale of specified in-flight entertainment system products infringe a patent owned by the competitor. We received a notice dated March 24, 1998 from Andrea notifying us of its concerns but not confirming any intention to file suit against NCT. NCT exchanged correspondence with Andrea, but we could not come to any resolution. NCT was informed by representatives of existing and/or potential customers that Andrea was continuing to state or imply that NCT was infringing.

     On November 17, 1998, NCT and NCT Hearing filed a complaint against Andrea in the U.S. District Court for the Eastern District of New York. Our complaint requested that the court enter judgment in our favor as follows: (1) declare that the two Andrea patents at issue are invalid and unenforceable and that our products do not infringe upon them; (2) declare that the two Andrea patents at issue are unenforceable due to misuse by Andrea; (3) award NCT compensatory damages of no less than $5 million and punitive damages of $50 million for Andrea's tortious interference with NCT's prospective contractual arrangements;
(4) enjoin Andrea from stating or implying that NCT's products or their use are infringing any Andrea-owned patents; and (5) award any other relief the court deems appropriate.

     On or about December 30, 1998, Andrea filed its answer to our complaint. Andrea generally denied the above allegations and brought counterclaims against NCT and NCT Hearing. These include claims that NCT has infringed the two Andrea patents at issue, that NCT's use of the "ANR Ready" trademark violated the Lanham Act and that NCT unfairly competed with Andrea by using the trademark.

     NCT and NCT Hearing have since filed a reply and requested that the court dismiss the counterclaims and enter judgment in our favor. NCT also argued that Andrea is prevented from recovering under various equitable theories and defenses. Discovery in this suit commenced in mid-1999. No trial date has yet been set. In January 2002, NCT's two co-counsel in this action withdrew from the case because of NCT's untimely payments for legal services. NCT is seeking to retain new counsel in the action.

     Management cannot assess the likelihood that resolution of this suit will or will not have a material adverse effect on NCT's financial position or operations. Approximately 3% of our business depends on the patents in dispute. However, in the event that the lawsuit does result in a substantial final judgment against NCT, the judgment could have a material effect on our quarterly or annual operating results.

     Schwebel Capital Litigation

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

     NCT Audio Arbitration

     On September 16, 1999, NCT Audio filed a demand for arbitration before the American Arbitration Association in Wilmington, Delaware, against Top Source Technologies, Inc. and its subsidiary, Top Source Automotive, Inc., alleging, among other things, breach of the asset purchase agreement by which TSA was to sell its assets to NCT Audio, breach of fiduciary duties to a shareholder (NCT Audio holds 15% of the outstanding stock of TSA), and breach of the obligations of good faith and fair dealing. NCT Audio seeks rescission of the asset purchase agreement and recovery of monies paid to TST for TSA's assets. Concurrently, NCT Audio commenced a preliminary injunction proceeding in the Delaware Court of Chancery, seeking to prevent TST from selling TSA's assets to Onkyo America pending completion of the arbitration proceeding. NCT Audio subsequently withdrew such court action. On December 8, 1999, TST and TSA filed an answer and counterclaim in connection with the arbitration proceeding. They asserted the counterclaim to recover (1) the $1 million differential between the $9 million purchase price paid by Onkyo America for TSA's assets and the $10 million purchase price that NCT Audio had been obligated to pay; (2) expenses associated with extending NCT Audio's time to close the transaction; (3) the monies and stock owed under the extension agreements; and (4) specific legal expenses incurred by them.

     The above arbitration arises out of an asset purchase agreement, dated August 14, 1998, by and between NCT, TST and TSA, whereby NCT was granted the exclusive option to purchase substantially all of the assets of TSA. Pursuant to the asset purchase agreement, NCT became the owner of 20% of the shares of TSA and TST owned the remaining 80% interest in TSA. The closing date of the asset purchase agreement was extended on two occasions, March 30, 1999 and May 25, 1999, for substantial additional consideration paid by NCT, including NCT's surrender of 5% of the shares of TSA. One day after the May 25th extension agreement was executed, TST and TSA announced in a press release that they had negotiated a competing transaction with Onkyo America, Inc. whereby Onkyo would purchase substantially all of the assets of TSA in the event that NCT was unable to close by the deadline of July 15, 1999.

     As a direct result of the announcement of a competing transaction, NCT was unable to obtain funding to close the transaction by July 15, 1999. NCT attempted to enjoin the closing of the transaction with Onkyo by way of an application for preliminary injunction or temporary restraining order brought in the Delaware Chancery Court on September 16, 1999. This action sought to enjoin TST and TSA from closing with Onkyo until a decision was rendered in connection with our demand for Arbitration filed with the American Arbitration Association on September 16, 1999. On September 17, 1999, prior to the scheduling of the hearing regarding the application for preliminary injunction or temporary restraining order, the attorney and agent of TST and TSA orally represented to counsel for NCT that the Onkyo transaction was not scheduled to close for at least a month. On that basis, NCT agreed not to seek an immediate hearing on the application. Less than two weeks after that representation, on October 1, 1999, TST and Onkyo closed their transaction without any notice to NCT, a minority shareholder of

TSA. Since the purpose of the injunction was to prohibit the sale of TSA's assets to Onkyo, and that had already occurred, NCT withdrew its application for injunctive relief and has proceeded with the arbitration.

     NCT's demand for arbitration sets forth several causes of action, including breach of the duties of good faith and fair dealing in connection with the asset purchase agreement, breach of the exclusive option provision of the asset purchase agreement, breach of the payout provisions, fraudulent inducement and/or fraudulent concealment in connection with the May 25, 1999 extension agreement, negligent misrepresentation by failing to disclose the negotiation of a competing transaction with Onkyo, and breach of the fiduciary duties owed to minority shareholders. The demand for arbitration requests specific performance or rescission of the asset purchase agreement, and further claims damages due to TST's and TSA's breaches of the duties of good faith and fair dealing, breaches of the fiduciary duties owed by the majority shareholders to minority shareholders, and fraudulent misrepresentations in connection with the asset purchase agreement and the amendments thereto. NCT seeks recovery of the $3.5 million invested in the asset purchase agreement, or recovery of its pro rata share of the sales proceeds paid by Onkyo for TSA's assets.

     On December 8, 1999, TST and TSA brought a counterclaim against NCT in the arbitration action seeking the following: the sum of $204,315 allegedly due and owing on a promissory note issued by NCT as consideration for the extension of the closing date in the asset purchase agreement from March 31, 1999 to May 28, 1999; the monetary equivalent of $100,000 of NCT's convertible preferred stock allegedly owed to TSA by NCT as consideration for extending the closing date to May 28, 1999; the sum of $1,000,000, constituting the difference between the price to be paid by NCT under the asset purchase agreement and the actual price paid by Onkyo for TSA's assets; reimbursement of expenses incurred by TST and TSA in connection with the failure to close the asset purchase agreement in excess of $300,000; and recovery of legal fees in connection with the arbitration and the application for a temporary injunction. NCT maintains that the promissory note and stock were procured by fraud perpetrated by TST and/or TSA and otherwise denies the allegations of the counterclaims. On July 17, 2000, NCT Audio filed a revised demand for arbitration, which elaborated on the claims, arguments and requests for relief of the original demand for arbitration. On November 27, 2001, NCT Audio filed an amended arbitration claim, which further expanded on the claims, arguments and requests for relief of the original and revised demands for arbitration and which added a claim for breach by TST and TSA of a confidentiality agreement entered into with NCT Audio in connection with their August 14, 1998 asset purchase agreement.

     On or about December 18, 2001, while the parties were completing discovery with an arbitration hearing scheduled to begin on January 21, 2002, TST (under its new name Global Technovations, Inc.) and TSA filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. Under federal law, those filings stayed NCT's arbitration proceedings with TSA and TST. Shortly after the initial filings, the bankruptcy case was transferred to the U.S. Bankruptcy Court for the Eastern District of Michigan. NCT Audio was appointed to the creditors' committee in the bankruptcy case. NCT will file a proof of claim in the bankruptcy case, for amounts owed to it, and is considering whether any non-bankruptcy avenues of collection may exist.

     Theater Radio Network - InsiderStreet Litigation

     On December 6, 2000, our subsidiary DMC Cinema (formerly known as Theater Radio Network) filed suit against InsiderStreet.com, Inc. in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that InsiderStreet breached a May 5, 2000 advertising agreement with Theater Radio Network and seeks a declaratory judgment and specific performance of the agreement. The agreement provided that, in exchange for advertising services performed by Theater Radio Network, InsiderStreet would deliver to Theater Radio Network $3 million in common stock of InsiderStreet, with an adjustment in the number of shares to ensure that the total stock delivered was worth at least $2,000,000 on May 10, 2001 and with registration of all stock delivered. InsiderStreet has to date made only a partial delivery of shares and has not registered any of the shares delivered. Discovery in this litigation has begun. On October 23, 2001, Theater Radio Network terminated its representation by outside counsel in this action due to a possible conflict of interest. On March 26, 2002, Theater Radio Network retained new counsel to continue this action. Management believes that at this early stage it cannot assess the likelihood of a favorable outcome. Further, since the amount of damages, if any, DMC Cinema may recover cannot be quantified until the legal process is complete, no amount has been recorded in the financial statements.

     Theater Radio Network - Esrick Litigation

     On February 5, 2001, Steven Esrick, a former shareholder of Theater Radio Network, filed suit against DMC Cinema (formerly known as Theater Radio Network) and Theater Radio Network's former Chief Executive Officer and President in the Circuit Court of the Sixth Judicial Circuit for Pinellas County, Florida. The plaintiff's original complaint claimed that Theater Radio Network breached an alleged oral escrow agreement with the plaintiff arising out of the sale of
Theater Radio Network stock to DMC Cinema by Theater Radio Network's shareholders and sought unspecified damages. DMC Cinema denied the material allegations of this complaint and moved to dismiss the case against it. On November 8, 2001, while DMC Cinema's motion to dismiss was pending, Esrick amended his complaint, substituting for his original claim the claim that DMC Cinema breached an alleged agreement to deliver to him 50,000 registered shares of stock of InsiderStreet, Inc. On December 13, 2001, DMC Cinema filed an Answer to the amended complaint in which it denied the material allegations of the amended complaint. DMC Cinema intends to vigorously defend the action. Currently, the parties are conducting discovery. Management, in consultation with legal counsel, cannot at this stage determine the likelihood of an unfavorable outcome.

     Production Resource Group Litigation

     On June 6, 2001, Production Resource Group began legal proceedings against NCT and our subsidiary, Distributed Media Corporation, in the Superior Court for the Judicial District of Fairfield County, Connecticut. Production Resource Group's complaint alleges that NCT and DMC breached the terms of a July 19, 1999 lease, promissory note and warrant entered into in connection with the lease of some DMC Sight & Sound(TM) equipment. The complaint also alleges that NCT and DMC breached a January 11, 2001 resolution agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions, that we breached a May 11, 2001 agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions and the January 11, 2001 resolution agreement, and that we engaged in misrepresentations and fraud in connection with these matters. The plaintiff filed an application for pre-judgment remedy seeking to attach or garnish $2.25 million of our assets. On July 26, 2001, the court returned an order for pre-judgment remedy having found probable cause to sustain the validity of Production Resource Group's claim and gave Production Resource Group the right to attach or garnish up to $2.1 million of specified assets of NCT and Distributed Media Corporation. As of April 10, 2002, approximately $78,000 in NCT's cash or cash equivalent assets have actually been attached or garnished. On October 4, 2001, we filed an answer to the plaintiff's complaint, generally denying the plaintiff's allegations, seeking dismissal of the complaint and counterclaiming for breach of Production Resource Group's obligation to deliver equipment.

     On December 20, 2001, NCT and DMC accepted an Offer of Judgment requiring NCT and DMC to pay Production Resource Group $2.0 million. That judgment was entered on January 17, 2002. Production Resource Group is currently conducting post-judgment discovery regarding enforcement of that judgment. To the extent that payment of the judgment is in cash, such payment could be material to our cash position. As of December 31, 2001, we have recorded all anticipated liability related to this judgment.

     On January 2, 2002, outside the scope of the judgment entered into with NCT, Production Resource Group amended its complaint to allege that NCT's Chairman and Chief Executive Officer Michael Parrella, in dealing with Production Resource Group on behalf of NCT, committed unfair trade practices, fraud and breaches of good faith and fair dealing. Mr. Parrella has told NCT that he intends to deny the allegations. To the extent that NCT may ultimately indemnify Mr. Parrella for any liabilities arising out of these allegations and for related legal fees, we believe that our directors and officers indemnification insurance (after payment of a $100,000 deductible) will be adequate to cover such payments.

     Litigation arising after December 31, 2001 is described in Note 26.

     NCT believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on our financial position and results of operations. In the circumstances, based upon the information presently available, management believes that adequate provisions have been estimated and included in the consolidated financial statements for these matters.

21.  Commitments and Contingencies:

Leases:

     The company is obligated for minimum annual rentals under operating leases for offices, warehouse space and laboratory space, expiring through March 2010 with various renewal options, as follows:

     (In thousands of dollars)

Year ending December 31,          Amount
                                ----------
     2002                           $ 599
     2003                             606
     2004                             514
     2005                             513
     2006                             442
     Thereafter                     1,257
                                ----------
Total minimum lease payments      $ 3,931
                                ==========

     Rent expense was $0.6 million, $1.1 million and $1.0 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Benefit Plan Liability:

     In April 1996, the company established the Noise Cancellation Employee Benefit Plan (the "Benefit Plan") which provides, among other coverage, various health care benefits to employees and directors of the company's United States operations. The company administers this modified self-insured Benefit Plan through a commercial third-party administrative health care provider. The company's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $1.0 million, while combined individual and family benefit exposure in each Benefit Plan fiscal year is limited to $40,000. Benefit claims in excess of these individual or maximum aggregate stop loss limits are covered by a commercial insurance provider to which the company pays a nominal premium for such stop loss coverage. The company records benefit claim expense in the period in which the benefit claim is incurred. As of April 15, 2002, the company was not aware of any material unrecorded benefit claim liability.

Employment Contracts:

     In connection with the Midcore acquisition on August 29, 2000 (see Note 2), the company entered into employment agreements with the three principal shareholders of the acquired company. These agreements are each for a term of three years. Compensation and benefits called for in the agreements for two individuals are an annual base salary of $100,000, an annual bonus of at least $50,000, subject to the achievement of specified bonus criteria, and, at the discretion of the Board of Directors of NCT, incentive stock options to purchase common shares of NCT. Compensation and benefits under the agreement for another individual are annual base salary of 52,236 in British pounds sterling, commissions of 5% of the face amount of purchase orders for Midcore's or affiliates' products or services derived from a predetermined territory and, at the discretion of the Board of Directors of NCT, incentive stock options to purchase common shares of NCT.

         On August 24, 2000, DMC Cinema entered into employment agreements with the former Chief Executive Officer and shareholder of Theater Radio Network, and the former president and shareholder of Theater Radio Network. These agreements have a term expiring on September 30, 2003. For the former CEO, compensation per the agreement is an annual base salary of $135,000, with an incentive cash award of up to 75% of his salary based upon the satisfaction of targets established by management and approved by the DMC Cinema Board of Directors on or before January 31 of each year for such year. For the former president, compensation per the agreement is an annual base salary of $120,000, with an incentive cash award as negotiated and sales commissions equal to 5% of the gross amount of all advertising procured by him and 3% of the gross amount of all other DMC Cinema advertising. In addition, on August 24, 2000, in exchange for industry knowledge, DMC Cinema agreed to grant "Founder's" stock equal to 4.0625% of DMC Cinema's outstanding common stock to each. Further, stock options to purchase common shares of DMC may also be granted to each, at the discretion of the Board of Directors of DMC. On July 31, 2001, the former CEO resigned from DMC Cinema.

Minimum Royalty Commitments:

     As of December 31, 2001, the company is obligated under various agreements for minimum royalty payments of $60,000 for each of the years ended December 31, 2002, 2003 and 2004.

Contingencies:

     The company may have a contingent liability arising out of a possible violation of Section 5 of the Securities Act in connection with the issuance of shares of its common stock to satisfy payment obligations to some of its service providers, vendors and other third parties. Should a court determine that a violation of Section 5 has occurred, each such recipient of our shares may have a right for a period of one year from the date of the purchase to obtain recovery of the consideration given in connection with their purchase of common shares offered in violation of the Securities Act or, if they have already sold the stock, to sue the company for damages resulting from their purchase of common shares to the extent the net proceeds they received were insufficient to cover the company's obligations to them.

     On April 12, 2001, NCT and Crammer Road cancelled the private equity credit agreement dated September 27, 2000 and finalized a new equity credit agreement. Under the September 27, 2000 credit agreement, we received $0.5 million from Crammer Road and issued Crammer Road 2.8 million shares of our common stock. The new credit agreement provides that shares of up to $50 million of our common stock may be sold to Crammer Road pursuant to put notices delivered by the company to Crammer Road. The terms of the credit agreement obligate the company to put $17 million of our common stock, known as the minimum commitment amount, to Crammer Road. The minimum commitment amount provides for the sale of NCT's common stock to Crammer Road at an accelerating discount to the market price of our common stock on the first $12 million of puts and a fixed discount to market of 10% for the remaining $5 million of committed puts by us. Assuming we commence puts on May 1, 2002, the accelerating discount to the market price of our common stock on the first $12 million of puts may exceed 44% because from the initial discount of 12.5%, the discount increases each month after May 27, 2001 by 2%. Our required monthly put amount may vary based upon trading volume of our common stock. In exchange for the first $17 million of our shares under the minimum commitment amount, Crammer Road is obliged to deliver to us 12,000 shares of common stock of DMC NY and cash in the aggregate amount of $3.0 million. We accrued the $14.0 million cost of our obligation to repurchase the 12 DMC licenses. Such amount is included in write downs of investment and repurchased licenses in our consolidated statements of operations and in other liabilities in our consolidated balance sheets (see Note 12). There is no independent valuation to support the fair market value of DMC NY. The company's Board of Directors has made a determination that the agreed upon price for DMC NY is fair. Monthly put notices were required to have been delivered commencing October 1, 2001, although NCT has made no such deliveries to date. Each monthly put notice up to the $17 million shall specify a put amount equal to the lesser of $2.5 million or 150% of the weighted average volume for the common stock for the 20 trading days preceding the put notice. The terms of the new credit line further provide that we may elect to put up to an additional $33 million of our common stock to Crammer Road (at a fixed discount to market of 10%) for cash to finance our working capital needs. Each put notice that we elect to deliver to Crammer Road beyond the minimum commitment amount shall specify a put amount equal to the lesser of $2.0 million or 150% of the weighted average volume for the common stock for the 20 trading days preceding the put notice. The issuance and sale of our shares of common stock under this credit agreement will have an immediate dilutive effect on existing holders of our common stock. We issued a warrant to Crammer Road for 250,000 shares of our common stock with an exercise price of $0.14 per share. The warrant for 250,000 shares (with an exercise price of $0.34 per share) issued to Crammer Road under the September 27, 2000 credit agreement was cancelled. For each $0.1 million of our common stock sold under the new credit line, Crammer Road is entitled to an additional warrant for 1,000 shares of our common stock at an exercise price per share equal to 100% of the average of the closing prices of our common stock for 20 trading days prior to issuance of the warrant. NCT and Crammer Road are in the process of negotiating an amendment to the new equity credit agreement, which would, among other things, remove the issuance of warrants on each put closing date. To date, the company has not sold any shares of its common stock under this agreement. We are required to file a registration statement on Form S-1 registering for resale no less than 125% of the number of shares of our common stock that are issuable pursuant to the minimum commitment amount under the credit line. The resale registration statement covering these credit line shares was required to have been effective by September 15, 2001. However, because no put notices have yet been delivered by NCT to Crammer Road, NCT has not incurred any liability as a result of the passage of that date. Additionally, if we fail to issue and deliver shares for the minimum commitment amount during the commitment period, which terminates 18 months after the commitment period begins, NCT is obligated to pay Crammer Road in immediately available funds an amount equal to the product of (i) the minimum commitment amount, less the aggregate value of shares of our common stock actually delivered to Crammer Road under the credit line and (ii) the then applicable discount.

     On September 4, 1998, the company acquired substantially all of the issued and outstanding common stock of Advancel Logic Corporation, a Silicon Valley-based developer of microprocessor cores that execute Sun Microsystems' Java(TM) code. The acquisition was pursuant to a stock purchase agreement dated as of August 21, 1998 among the company, Advancel and various shareholders of Advancel. The consideration for the acquisition of the Advancel common stock consisted of an initial payment of $1.0 million payable by the delivery of 1,786,991 million shares of the company's common stock together with future payments, payable in cash or in common stock of the company at the election of the Advancel shareholders based on Advancel's earnings before interest, taxes, depreciation and amortization for each of 1999, 2000, 2001 and 2002. On April 25, 2000, the Advancel shareholders and NCT effectively amended the stock purchase agreement, eliminating all of NCT's earnout payment obligations.

22.  Business Segment Information:

     Management views the company as being organized into three operating business segments: Media, Communications and Technology. Reportable segment data for the years ended December 31, 1999, 2000 and 2001 are provided in the table below. Information about our business segments is found following the table.

     The Other data is used to reconcile the reportable segment data to the consolidated financial statements and is segregated into two categories, Other-corporate and Other-consolidating. Other-corporate consists of items maintained at the company's corporate headquarters and not allocated to the segments. This includes most of the company's debt and related cash, cash equivalents and related net interest expense, litigation liabilities and non-operating fixed assets. Also included in the components of revenues attributed to Other-corporate are license fees and royalty revenues from subsidiaries that are offset (eliminated) in the Other-consolidating column.
Other-consolidating consists of items eliminated in consolidation such as intercompany revenues.

(In thousands of dollars)                                                        Segment
                                          -----------------------------------------------------------------------------------------
                                                                                      Total
                                                                                    Reportable     ------ Other ------        Grand
                                             Media     Communications  Technology    Segments     Corporate  Consolidating    Total
                                          -----------------------------------------------------------------------------------------
Year Ended
December 31, 2001:
License Fees and Royalties                   $ 1,834    $ 2,639       $ 1,028       $ 5,501     $ 10,165    $ (10,033)      $ 5,633
Other Revenue - External                         337      4,642             -         4,979            -            -         4,979
Other Revenue - Other Operating Segments         441        738             -         1,179            -       (1,179)            -
Interest (Income) Expense, net                   528      4,005            76         4,609        1,518            -         6,127
Depreciation/Amortization                      1,689      1,612           120         3,421          904       (1,348)        2,977
Loss before cumulative effect of
  accounting change                          (14,282)   (27,430)       (4,361)      (46,073)     (25,349)      (4,656)      (76,078)
Cumulative effect of accounting change             -     (1,582)            -        (1,582)           -            -        (1,582)
Net Loss                                     (14,282)   (29,012)       (4,361)      (47,655)     (25,349)      (4,656)      (77,660)
Segment Assets                                30,708     16,701         2,991        50,400       13,676      (44,067)       20,009
Capital Expenditures                             991      1,780             -         2,771           10            -         2,781

Year Ended
December 31, 2000:
License Fees and Royalties                   $ 2,065    $ 3,257       $ 3,550       $ 8,872      $ 6,331     $ (5,275)      $ 9,928
Other Revenue - External                       1,145      1,767             -         2,912            -            -         2,912
Other Revenue - Other Operating Segments         331        887             -         1,218            -       (1,218)            -
Interest (Income) Expense, net                   286         52            27           365        1,484            -         1,849
Depreciation/Amortization                        203        277            50           530        1,489           (5)        2,014
Net (Loss) Income                             (3,333)    (6,002)        2,952        (6,383)        (503)      (3,438)      (10,324)
Segment Assets                                12,786     20,355         6,610        39,751        7,381       (7,750)       39,382
Capital Expenditures                              27         75             -           102          220            -           322

Year Ended
December 31, 1999:
License Fees and Royalties                   $ 1,356    $ 1,062       $ 1,100       $ 3,518      $ 4,093     $ (4,059)      $ 3,552
Other Revenue - External                         852      1,585         1,074         3,511            -            -         3,511
Other Revenue - Other Operating Segments           4        866             -           870            -         (870)            -
Interest (Income) Expense, net                   148          1            47           196          356            -           552
Depreciation/Amortization                         14         43            16            73        1,897            -         1,970
Net (Loss) Income                            (13,418)    (5,971)       (1,956)      (21,345)       1,103       (3,529)      (23,771)
Segment Assets                                 3,191      2,852           767         6,810        6,902         (335)       13,377
Capital Expenditures                              26          5             3            34           17            -             51

MEDIA:

     NCT Audio Products, Inc.:

     NCT Audio is engaged in the design, development and marketing of products, which utilize innovative flat panel transducer technology. The products available from NCT Audio include the Gekko(TM) flat speaker and ArtGekko(TM) printed grille collection. The Gekko(TM) flat speaker is marketed primarily to the home audio market, with potential in other markets, including the professional audio systems market, the automotive audio aftermarket, the aircraft industry, other transportation markets and multimedia markets. The principal customers are DMC and end-users.

     Distributed Media Corporation:

     DMC provides place-based broadcast and billboard advertising through a microbroadcasting network of Sight & Sound(TM) systems within commercial/professional settings. The Sight & Sound(TM) systems consist of flat panel transducer-based speakers (provided by NCT Audio), a personal computer containing DMC's Sight & Sound software, telephone access to the Internet, amplifiers and related components. The software schedules advertisers' customized broadcast messages, which are downloaded via the Internet, with the respective music genre choice to the commercial/professional establishments. DMC will develop private networks for large customers with multiple outlets such as large fast-food chains and retail chains.

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

     Pro Tech Communications, Inc.:

     The principal activity of Pro Tech is the design, development and manufacture of light-weight telecommunications headsets and new audio technologies for applications in fast-food, telephone and other commercial applications. It currently has marketing agreements with major companies in the fast-food industry and catalog and Internet site distributors of telephone equipment, primarily in North America.

     Noise Cancellation Technologies (Europe) Ltd.:

     The principal activity of NCT Europe is the provision of research and engineering services in the field of active sound control technology to the company. NCT Europe provides research and engineering to NCT Audio, NCT Hearing, DMC and other business units as needed. NCT Europe also provides a marketing and sales support service to the company for European sales.

     Midcore Software, Inc.:

     The principal activity of Midcore is as a developer of innovative software based solutions that address the challenges facing businesses implementing Internet strategies. Midcore is the provider of MidPoint Internet infrastructure software that allows multiple users to share one Internet connection without degrading efficiency and provides on-demand connections, a software router, a high-performance shared cache, content control, scheduled retrieval of information and e-mail and usage accounting. Midcore sales are derived from North America and Europe.

     ConnectClearly.com, Inc.:

     ConnectClearly   was  established  for  the  purpose  of  focusing  on  the telecommunications market and in particular the hands-free market. The technology includes ClearSpeech(R)-Acoustic Echo Cancellation and ClearSpeech(R)-Compression and Turbo Compression and ClearSpeech(R) Adaptive Speech Filter(R). ClearSpeech(R)-Acoustic Echo Cancellation removes acoustic echoes in hands-free full-duplex communication systems. Applications for this technology are cellular telephony, audio and video teleconferencing, computer telephony and gaming and voice recognition. ClearSpeech(R)-Compression maximizes bandwidth efficiency in wireless, satellite and intra- and Internet transmissions and creates smaller, more efficient voice files while maintaining speech quality. Applications for this technology are intranet and internet telephony, audio and video conferencing, personal computer voice and music, telephone answering devices, real-time multimedia multitasking, toys and games and playback devices. ConnectClearly products include the ClearSpeech(R)-Microphone and the ClearSpeech(R)-Speaker. The majority of ConnectClearly's sales are in North America. Principal markets for ConnectClearly are the telecommunications industries and principal customers are original equipment manufacturers, system integrators and end-users.

     Artera Group, Inc.:

     Artera Group provides small and medium-sized enterprises, as well as remote workers and branch locations of large corporations, with a comprehensive range of highly-reliable and scalable global Internet access and networking services including backbone connection services, high-speed broadband access, virtual private networks, web hosting and design, server collocation, e-commerce and other enhanced services. Artera's broadband communications technology, Artera Turbo, improves the effective performance of communication lines via a proprietary series of optimization strategies that increase efficiencies in the movement and storage of electronic data.

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

23.  Geographical Information (by country of origin) - Total Segments:

     (In thousands of dollars)

                                    As of December 31, and
                                   For the Years then Ended
                      --------------------------------------------------------
                             1999                2000                2001
                      ----------------     ---------------     ---------------
Revenues
   United States              $ 3,174            $ 11,322             $ 6,916
   Europe                       3,755               1,250                 294
   Far East                       134                 268               3,402
                      ----------------     ---------------     ---------------
     Total Revenues           $ 7,063            $ 12,840            $ 10,612
                      ================     ===============     ===============

Net Loss
   United States             $ 23,353            $ 10,133            $ 74,571
   Europe                         (86)               (117)              2,974
   Far East                       504                 308                 115
                      ----------------     ---------------     ---------------
     Total                   $ 23,771            $ 10,324            $ 77,660
                      ================     ===============     ===============

Identifiable Assets
   United States             $ 13,174            $ 39,237            $ 19,272
   Europe                         164                 145                 737
   Far East                        39                   -                   -
                      ----------------     ---------------     ---------------
     Total                   $ 13,377            $ 39,382            $ 20,009
                      ================     ===============     ===============

24.  Selected Quarterly Financial Data (Unaudited):

     The following tables contain selected quarterly financial data for each quarter of 2000 and 2001. The company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

     (Unaudited; in thousands, except per share data)

                                                                 Year Ended December 31, 2001
                                                                 ----------------------------
                                            1st Quarter      2nd Quarter          3rd Quarter      4th Quarter       Total
                                            -----------      -----------          -----------      -----------       -----

Net revenue                                      $ 2,130          $ 2,950             $ 2,871          $ 2,661         $ 10,612
Gross profit (loss)                                1,310            2,385               2,229            1,014            6,938
Loss attributable to common stockholders          (8,881)         (28,123)             (8,520)         (33,497)         (79,021)
Loss per share - basic and diluted               $ (0.03)         $ (0.07)            $ (0.02)         $ (0.09)        $  (0.21)

                                                                 Year Ended December 31, 2000
                                                                 ----------------------------
                                            1st Quarter      2nd Quarter          3rd Quarter      4th Quarter       Total
                                            -----------      -----------          -----------      -----------       -----

Net revenue                                      $   568          $   835             $ 8,009          $ 3,428         $ 12,840
Gross profit (loss)                                  (55)             467               7,127            2,305            9,844
Loss attributable to common stockholders          (7,211)          (3,284)               (319)          (4,296)         (15,110)
Loss per share - basic and diluted               $ (0.03)         $ (0.01)            $     -          $ (0.01)        $  (0.05)

25.  Costs of Exiting Activities:

     On December 18, 2001, the Board of Directors of Artera Group International Limited decided to suspend under-performing operations and reduce employees. In connection therewith, the company has recorded a write-down of $1.1 million principally relating to equipment and other costs.

     On March 20 and 21, 2002, the sole shareholder and Board of Directors, respectively, of Artera Group International Limited, a U.K.-based subsidiary, decided that corporation should cease all operations and be liquidated. Cessation of operations occurred on April 5, 2002 and liquidation proceedings are pending.

     In December 2001, management decided to close the company's Maryland research facilities. In connection therewith, the company has recorded a charge of $0.7 million principally relating to lease termination and other costs. The abandonment of this facility was completed in the first quarter of 2002.

     These costs have been included in the consolidated statement of operations as "costs of exiting activities."

     During the first quarter of 2002, the company communicated its termination to certain employees (26 Artera employees and ten Maryland facility employees). In accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, such costs of approximately $0.3 million are to be accrued subsequent to December 31, 2001.

     On February 28, 2002, DMC Cinema, Inc. ceased business operations. DMC Cinema had no material operations at date of discontinuance.

26.  Subsequent Events (unaudited):

Debt Issuance

     On January 10, 2002, NCT entered into a subscription agreement with Alpha Capital Aktiengesellschaft pursuant to a private placement of a $0.6 million convertible note as consideration for $0.5 million related to curing the default on bridge financing notes dated November 14, 2001 and December 27, 2001 and $0.1 million in cash and expenses. The new convertible note matures on January 10, 2004 and bears interest at 8% per annum payable at maturity. The note is convertible into shares of our common stock at the lower of $0.07 or 80% of the five-day average closing bid price of our stock for the five trading days preceding conversion. In conjunction with the note, a five-year warrant was issued to purchase approximately 5 million shares of our common stock at the lower of $0.07 per share or the lowest closing bid price of the common stock through June 28, 2002. NCT is obligated to register shares of its common stock issuable upon conversion of this note and upon exercise of the warrant.

     On March 11, 2002, NCT entered into a subscription agreement with Alpha Capital Aktiengesellschaft pursuant to a private placement of its $400,000 convertible note. The consideration from Alpha Capital consisted of $352,500 in cash, net of $47,500 for legal fees and finder's fees paid to a third party that arranged for the financing. The note bears interest at 8% per annum payable at maturity and matures March 11, 2004. The note is convertible into shares of our common stock at the lower of $0.07 or 80% of the five-day average closing bid price of our stock for the five trading days preceding conversion. NCT is obligated to register shares of its common stock for the conversion of this note.

Transactions with Carole Salkind

     On January 11, 2002, NCT issued a convertible note payable to Carole Salkind for $2.2 million as consideration for $1.9 million related to curing the default on a convertible note dated August 22, 2001 and $0.3 million in cash. The note matures on January 11, 2003, includes a right to convert into our common stock, Pro Tech common stock or the common stock of any other NCT subsidiary that has an initial public offering and bears interest at 8% per annum. In conjunction with the note, a five-year warrant was issued to Ms. Salkind to purchase approximately 2.8 million shares of our common stock at $0.079 per share. Ms. Salkind was also granted a five-year option to purchase a 10% equity interest in Artera Group, Inc. common stock at 10% of the net book value adjusted for any third party equity investment.

     On January 25, 2002, NCT issued a convertible note payable to Ms. Salkind for $0.7 million as consideration for $0.7 million in cash. The note matures on January 25, 2003, includes a right to convert into NCT common stock, Pro Tech common stock or the common stock of any other NCT subsidiary that has an initial public offering and bears interest at 8% per annum. In conjunction with the note, a five-year warrant was issued to Ms. Salkind to purchase approximately
0.8 million shares of our common stock at $0.09 per share.

     On January 25, 2002, NCT issued a convertible note payable to Ms. Salkind for $0.3 million as consideration for $0.3 million in cash paid by Carole Salkind, for the benefit of NCT, into an escrow account. The escrow account was a part of another transaction in which NCT engaged with an unrelated third party. The note matured on February 8, 2002. That note for $0.3 million was satisfied as to the principal amount due by the release of $0.3 million from escrow to Carole Salkind. In conjunction with the note, a five-year warrant was issued to Ms. Salkind to purchase approximately 0.3 million shares of our common stock at $0.09 per share.

     On February 27, 2002, a new note for the default amount and accrued interest (less interest credited on the escrow account) due on the January 25, 2002 $0.3 million note along with $0.8 million loaned by Carole Salkind was issued by NCT. This note matures on February 27, 2003 and bears interest at 8% per annum payable at maturity. This note is convertible into shares of NCT common stock (at $0.079) and may be exchanged for shares of common stock of Pro Tech (at $0.06) or the common stock of any other NCT subsidiary that has an initial public offering (at the initial public offering prices). In conjunction with the note, a five-year warrant was issued to Ms. Salkind to purchase approximately 1.0 million shares of our common stock at $0.079 per share.

     On March 1, 2002, NCT issued a convertible note payable to Ms. Salkind for $0.4 million as consideration for $0.4 million in cash. The note is convertible into NCT common stock, or at Ms. Salkind's election, exchangeable for Pro Tech common stock or the common stock of any other NCT subsidiary that has an initial public offering. The note matures on March 1, 2003 and bears interest at 8% per annum. In conjunction with the note, a five-year warrant was issued to Ms. Salkind to purchase approximately 0.4 million shares of our common stock at $0.079 per share.

     On March 27, 2002, we defaulted on the repayment of the $1,000,000 note dated March 27, 2000. We received $300,000 from Ms. Salkind on April 1, 2002 and $350,000 from her on April 15, 2002. We expect that these proceeds will be rolled into a new note along with the March 27, 2000 note, default penalty and accrued interest thereon.

Litigation

     On January 11, 2002, Broadcast Music, Inc. ("BMI") commenced two arbitration proceedings against Theater Radio Network with the American
Arbitration Association, for the respective amounts of approximately $153,400 and $62,100. These proceedings were brought under agreements with Theater Radio Network dated December 11, 1998 (amended December 22, 1998) and June 29, 2001. BMI's claims are for license fees arising out of the alleged publication by Theater Radio Network of music in the BMI repertoire. Theater Radio Network denied the allegations of BMI. No further actions have occurred in these proceedings.

     On or about January 31, 2002, an action was brought against NCT by West Nursery Land Holding Limited Partnership in the District Court of Maryland for Anne Arundel County. This action sought repossession of premises at 1025 West Nursery Road, Linthicum, Maryland and an award of approximately $89,000 in connection with NCT's shutdown of its offices at, and abandonment of, such premises. On or about February 7, 2002, judgment as requested in the complaint was entered by the Court. Such amount is included in the company's accruals for costs of exiting activities (see Note 25).

     On February 21, 2002, an action was brought by Mesa Partners, Inc. against the company and DMC in Supreme Court, New York, Suffolk County for breach of an alleged contract for financial consulting services. The complaint seeks approximately $429,600 plus interest, attorneys' fees and costs. On April 22, 2002, NCT and DMC filed an answer to the complaint in which they denied any liability. NCT and DMC intend to defend this action vigorously.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II

Board of Directors and Stockholders of
NCT Group, Inc.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements of NCT Group, Inc. as of December 31, 2001 and for each of the years ended December 31, 2001 and December 31, 1999 taken as a whole. The information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ RICHARD A. EISNER & COMPANY, LLP
------------------------------------
    Richard A. Eisner & Company, LLP

New York, New York
April 10, 2002

INDEPENDENT AUDITOR'S REPORT ON SCHEDULE II

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


/s/ GOLDSTEIN GOLUB KESSLER LLP
-------------------------------
    Goldstein Golub Kessler LLP

New York, New York
April 9, 2001


                                   SCHEDULE II

NCT GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands of dollars)

-------------------------------------  -------------  ------------------------------------- ------------------  -------------------
                  Column A               Column B                       Column C              Column D               Column E
-------------------------------------  -------------  ------------------------------------- ------------------  --------------------
                                        Balance at                           Charged to
                                        beginning      Charged in costs      other accounts-   Deductions-        Balance at end of
          Description                   of period        and expenses        Describe           Describe              period
-------------------------------------  -------------    -----------------   ---------------   ----------------    -----------------
Allowance for doubtful accounts:
     Year ended December 31, 1999      $   228             $   77              $  (83) (b)       $    (139)  (c)      $   83
     Year ended December 31, 2000          102  (a)           803                (800) (b)             (35)  (c)          70
     Year ended December 31, 2001          103  (a)           249                 (46) (b)              (8)  (c)         298
Reserve for uncollectible amounts:
     Year ended December 31, 1999            -              1,500              (1,500) (b)               -                 -
     Year ended December 31, 2000            -                  -                   -                    -                 -
     Year ended December 31, 2001            -              1,000                   -                    -             1,000
Allowance for inventory obsolescence:
     Year ended December 31, 1999          508                 21                   -                    -               529
     Year ended December 31, 2000          529                100                (529) (f)               -               100
     Year ended December 31, 2001          100                691                   -                    -               791
Accumulated depreciation:
     Year ended December 31, 1999        3,274                410                   -                    -             3,684
     Year ended December 31, 2000        4,042  (a)           334                   -                  (24)  (e)       4,352
     Year ended December 31, 2001        4,352                936                   -               (1,809)  (e)       3,479
Accumulated goodwill amortization:
     Year ended December 31, 1999           68                970                3,125 (f)               -             4,163
     Year ended December 31, 2000        4,163              1,019                   -                    -             5,182
     Year ended December 31, 2001        5,182              1,691               14,114 (f)         (19,863)  (g)       1,124
Accumulated patent amortization:
     Year ended December 31, 1999        2,293                585                   -                    -             2,878
     Year ended December 31, 2000        2,878                658                   -                    -             3,536
     Year ended December 31, 2001        3,536                350                   -                    -             3,886


Attention is directed to the foregoing accountants' reports and to the accompanying notes to our consolidated financial statements.

Footnotes:

(a)      Increase from prior year-end due to acquisitions.
(b)      Accounts written-off directly to expense.
(c)      Accounts previously reserved for, written-off in current year.
(d)      Apply to specific prior year-end inventory items.
(e)      Write off fixed asset dispositions against reserve.
(f)      Write down goodwill to estimated fair value.
(g)      Write off fully amortized goodwill.

                                 NCT Group, Inc.
                                Index to Exhibits
                                  Item 14(a)(3)

Exhibit
Number            Description of Exhibit
---------         ----------------------

3(a) Second Restated Certificate of Incorporation of NCT Group, Inc. filed in the Office of the Secretary of State of the State of Delaware on August 15, 2001.

3(b) By-laws of NCT Group, Inc., as amended to date.

4(a) Warrant #BW-1-R to purchase 862,500 shares of common stock of the Company at a purchase price of $.75 per share issued to John J. McCloy II, incorporated herein by reference to Exhibit 4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

4(b) Warrant #BW-2-R to purchase 862,500 shares of common stock of the Company at a purchase price of $.75 per share issued to Michael J. Parrella, incorporated herein by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

4(c) Warrant  #BW-4-R to purchase  201,250 shares of common stock of the Company at a purchase price of $.75 per share issued to Irene Lebovics, incorporated herein by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

4(d) Warrant #BW-9-R and #BW-46-R to purchase 218,500 shares of common stock of the Company at a purchase price of $.75 per share issued to Jay M. Haft, incorporated herein by reference to Exhibit 4(e) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

4(e) Secretary's Certificate dated February 1, 1999, as to a five (5) year extension of the expiration dates of the Warrants described in 4(a), (b),
     (c) and (d) above.

4(f) Warrant issued to Carole Salkind for the purchase of shares of common stock dated February 13, 2001, filed as an exhibit to Schedule 13D filed on February 13, 2001.

4(g) Warrant issued to Carole Salkind for the purchase of 500,000 shares of common stock dated May 14, 2001, filed as an exhibit to Schedule 13D filed by NCT on behalf of Ms. Salkind on May 18, 2001.

4(h) Warrant issued to Carole Salkind for the purchase of 625,000 shares of common stock dated August 22, 2001, filed as an exhibit to Schedule 13D filed on behalf of Carole Salkind on September 14, 2001.

4(i) Warrant issued to Carole Salkind for the purchase of 1,000,000 shares of common stock dated September 28, 2001, incorporated herein by reference to
     Exhibit 10(an)(1) of NCT's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 7, 2001.

4(j) Letter dated October 25, 2001 amending terms of October 26, 2000 warrant to
     Libra Finance, S.A., incorporated herein by reference to Exhibit 10(ao) of NCT's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 7, 2001.

4(k) Warrant dated October 25, 2001 issued to Libra Finance S.A. for the purchase of 20,000,000 shares of common stock, incorporated herein by reference to Exhibit 10(ap) of NCT's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 7, 2001.

4(l) Warrant  issued to Carole  Salkind for the purchase of 1,250,000  shares of common stock dated December 20, 2001,  incorporated  herein by reference to
     Exhibit 10(ay) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

4(m) Warrant issued to Carole Salkind for the purchase of 2,789,082 shares of common stock at an exercise price of $0.079 per share dated January 11, 2002.

4(n) Option dated January 11, 2002 granted to Carole Salkind to acquire a 10% equity interest in Artera Group, Inc.

4(o) Warrant dated January 25, 2002 issued to Carole Salkind for the purchase of 812,500 shares of NCT common stock at an exercise price of $0.09 per share.

4(p) Warrant dated January 25, 2002 issued to Carole Salkind for the purchase of 312,500 shares of NCT common stock at an exercise price of $0.09 per share.

4(q) Warrant dated February 27, 2002 issued to Carole Salkind for the purchase of 1,034,226 shares of NCT common stock at an exercise price of $0.079 per share.

10(a)Patent Assignment  Agreement,  dated as of June 21, 1989, among George B.B.
     Chaplin, Sound Alternators Limited, the Company, Active Noise and Vibration Technologies, Inc. and Chaplin Patents Holding Co., Inc., incorporated herein by reference to Exhibit 10(aa) to Amendment No. 2 on Form S-1 to the Company's Registration Statement on Form S-18 (Registration No. 33-19926).

*10(b) Noise Cancellation  Technologies,  Inc. Stock Incentive Plan (as adopted
     April 14, 1993, and amended through August 16, 1996), incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the Securities & Exchange Commission on August 30, 1996 (Reg. No. 333-11213).

10(c)Asset Purchase Agreement, dated September 16, 1994, between Active Noise and Vibration Technologies, Inc. and the Company, incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed September 19, 1994.

*10(d) Noise Cancellation Technologies,  Inc. Option Plan for Certain Directors
     (as adopted November 15, 1994 and amended through August 16, 1996), incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the SEC on August 30, 1996 (Reg. No. 333-11209).

10(e)Variation of Teaming  Agreement  between Noise  Cancellation  Technologies,
     Inc. and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(c) of the Company's Current Report on Form 8-K filed August 4, 1995.

10(e)(1)  Agreement  for Sale and  Purchase of Part of the  Business and Certain
     Assets among Noise Cancellation Technologies, Inc., Noise Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K filed August 4, 1995.

10(e)(2) Patent License Agreement among Noise Cancellation  Technologies,  Inc.,
     Noise Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(e) of the Company's Current Report on Form 8-K filed August 4, 1995.

10(e)(3) License  Agreement  between Chaplin Patents Holding Co., Inc. and Ultra
     Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(f) of the Company's Current Report on Form 8-K filed August 4, 1995.

10(e)(4) Patent  Sub-License  Agreement among Noise  Cancellation  Technologies,
     Inc., Noise Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated May 15, 1995, incorporated herein by reference to Exhibit 10(g) of the Company's Current Report on Form 8-K filed August 4, 1995.

10(f)License  Agreement  dated  September 4, 1997,  between  Noise  Cancellation
     Technologies, Inc. and NCT Audio Products, Inc., incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10(g)License Agreement dated July 15, 1998,  between the Company and NCT Hearing
     Products, Inc., incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

10(h)License  Agreement  dated  January 25,  1999,  between NCT Group,  Inc. and
     DistributedMedia.com, Inc., incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(i)Securities  Exchange  Agreement,  dated as of October  9,  1999,  among the
     Company, Austost Anstalt Schaan and Balmore Funds, S.A. incorporated by reference to Exhibit 10(a) of the Company's Current Report on Form 8-K filed on January 12, 2000.

10(j)Registration  Rights  Agreement,  dated as of October  9,  1999,  among the
     Company, Austost Anstalt Schaan and Balmore Funds, S.A. incorporated by reference to Exhibit 10(b) of the Company's Current Report on Form 8-K filed on January 12, 2000.

10(k)Securities  Purchase  Agreement,  dated as of December 27, 1999,  among the
     Company, Austost Anstalt Schaan, Balmore Funds, S.A. and Nesher, Inc. incorporated by reference to Exhibit 10(c) of the Company's Current Report on Form 8-K filed on January 12, 2000.

10(l)Registration  Rights  Agreement,  dated as of December 27, 1999,  among the
     Company, Austost Anstalt Schaan, Balmore Funds, S.A.. Nesher, Inc. and Libra Finance S.A. incorporated by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K filed on January 12, 2000.

10(m)Amendment No. 1 to the Securities Exchange Agreement,  dated as of March 7,
     2000, among the Company, Austost Anstalt Schaan and Balmore Funds, S.A., incorporated by reference to Exhibit 10(ae) of the Company's Annual Report on Form 10-K filed on April 14, 2000.

10(n)Strategic  Alliance and Technology License Agreement entered into as of May
     8, 2000 among NCT Group, Inc., Advancel Logic Corporation and Infinite Technology Corporation, incorporated by reference to Exhibit 10(ag) of the Company's Pre-effective Amendment No. 1 to the Registration Statement on Form S-1 filed on June 13, 2000.

10(n)(1) License Agreement Amendment dated effective September 30, 2000, between
     NCT Group, Inc., Advancel Logic Corporation and Infinite Technology Corporation, incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10(n)(2) Strategic Alliance and Technology Development Amendment dated effective
     June 20, 2000, between NCT Group, Inc., Advancel Logic Corporation and Infinite Technology Corporation, incorporated herein by reference to
     Exhibit 10(al) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

10(o)Agreement and Plan of Merger dated August 29, 2000,  among NCT Group,  Inc,
     NCT Midcore, Inc. and Midcore Software, Inc., incorporated herein by reference to Exhibit 2 of the Company's Current Report on Form 8-K filed on September 13, 2000.

10(p)Stock  Purchase  Agreement  dated August 18, 2000 by and between NCT Group,
     Inc., DistributedMedia.com, Inc., DMC Cinema, Inc. and Jeff Arthur, LaJuanda Barrera, Robert Crisp, Steven Esrick and Alan Martin, incorporated herein by reference to Exhibit 10(aj) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

10(q)Securities  Purchase  and  Supplemental  Exchange  Rights  Agreement  dated
     August 10, 2000 by and among ConnectClearly.com, Inc. NCT Group, Inc., and Austost Anstalt Schaan, Balmore S.A. and Zakeni Limited, incorporated herein  by  reference  to  Exhibit  10(ak) of the  Company's  Pre-
     effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

10(r)Securities  Purchase  and  Supplemental  Exchange  Rights  Agreement  dated
     September 29, 2000 by and among Pro Tech Communications, Inc., NCT Group, Inc., Austost Anstalt Schaan, Balmore S.A. and Zakeni Limited, incorporated herein by reference to Exhibit 10(am) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

10(s)Stock Purchase  Agreement between NCT Hearing  Products,  Inc. and Pro Tech
     Communications, Inc. dated as of September 13, 2000, incorporated by reference to Exhibit 10(an) of the Company's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on December 12, 2000.

10(s)(1)  License  Agreement  between NCT Hearing  Products,  Inc.  and Pro Tech
     Communications, Inc. dated September 12, 2000, incorporated by reference to
     Exhibit 10(ao) of the Company's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on December 12, 2000.

10(t)Subscription Agreement between NCT Networks, Inc. and Subscribers:  Austost
     Anstalt Schaan; Balmore, S.A.; Amro International, S.A.; Nesher Ltd.; Talbiya B. Investments Ltd.; and The Gross Foundation, Inc. (collectively, Holders of Convertible Notes of NCT Networks, Inc.) dated January 9, 2001, incorporated herein by reference to Exhibit 10(ap) of the Company's
     Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

10(t)(1) Form of Convertible Note of NCT Networks, Inc. dated January 9, 2001, incorporated herein by reference to Exhibit 10(aq) of the Company's
     Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

10(t)(2)  Exchange  Rights  Agreement  among NCT  Group,  Inc.  and  Holders  of
     Convertible Notes of NCT Networks, Inc. dated January 9, 2001, incorporated herein by reference to Exhibit 10(ar) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

10(t)(3)  Registration  Rights  Agreement  among NCT Group,  Inc. and Holders of
     Convertible Notes of NCT Networks, Inc. dated January 9, 2001, incorporated herein by reference to Exhibit 10(as) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

10(u)Exchange Agreement dated April 12, 2001 by and between Crammer Road LLC and NCT Group, Inc., incorporated herein by reference to Exhibit 10(at) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(u)(1) NCT Group, Inc. note CR-1 in principal amount of $1,000,000 dated April
     12, 2001, incorporated herein by reference to Exhibit 10(au) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(u)(2) Registration Rights Agreement (Exhibit A to Exchange Agreement) by and between NCT Group, Inc. and Crammer Road LLC dated as of April 12, 2001, incorporated herein by reference to Exhibit 10(av) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(v)Subscription Agreement by and between NCT Video Displays,  Inc. and Crammer
     Road LLC dated as of April 12,  2001,  incorporated  herein by reference to
     Exhibit 10(ax) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(v)(1)  Exchange  Rights  Agreement  dated  April 12,  2001 by and between NCT
     Group,  Inc.  and Crammer  Road LLC,  incorporated  herein by  reference to
     Exhibit 10(aw) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(v)(2)  Convertible  Note of NCT Video Displays,  Inc. in principal  amount of
     $500,000  dated as of April 12, 2001,  incorporated  herein by reference to
     Exhibit 10(ay) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(w)Private Equity Credit  Agreement  dated as of April 12, 2001 by and between
     NCT Group, Inc. and Crammer Road LLC,  incorporated  herein by reference to
     Exhibit 10(az) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(w)(1)  Registration  Rights  Agreement  (Exhibit A to Private  Equity  Credit
     Agreement) dated as of April 12, 2001 by and between NCT Group, Inc. and Crammer Road LLC, incorporated herein by reference to Exhibit 10(ba) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(x)Framework  Agreement between NXT plc, New Transducers  Limited,  NCT Group,
     Inc. and NCT Audio Products, Inc. relating to the reorganization of certain existing arrangements dated as of March 30, 2001, incorporated herein by reference to Exhibit 10(z) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(x)(1)  Registration  Rights Agreement dated as of March 30, 2001 by and among
     NCT Group, Inc. and NXT plc, incorporated herein by reference to Exhibit 10(z)(1) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(x)(2) IP Sale Agreement dated April 11, 2001 between NCT Group, Inc., NXT plc and New Transducers Limited, incorporated herein by reference to Exhibit 10(z)(2) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(x)(3) NXT General License between the company and New Transducers Limited dated as of April 11, 2001, incorporated herein by reference to Exhibit 10(z)(3) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(x)(4) Letter  dated April 11, 2001  amending  the NXT General  License  dated
     April 11, 2001, incorporated herein by reference to Exhibit 10(z)(4) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(x)(5) Cancellation letter between the company, NCT Audio Products,  Inc., New
     Transducers Limited and NXT plc dated April 11, 2001 canceling the Master License Agreement dated September 27, 1997 and the New Cross License Agreement dated September 27, 1997, incorporated herein by reference to
     Exhibit 10(z)(5) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(x)(6)  Letter  dated  April 11,  2001  outlining  additional  services  to be rendered by NXT plc/New Transducers Limited to Distributed Media Corporation, incorporated herein by reference of Exhibit 10(z)(6) of NCT's Pre-Effective Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on January 30, 2002.

10(y) Subscription Agreement dated March 14, 2001 between the company and Alpha
     Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 10(bh) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(y)(1) Form of Convertible  Note in principal  amount of $250,000 dated March
     14, 2001, incorporated herein by reference to Exhibit 10(bi) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(z)  Subscription  Agreement  dated April 4, 2001 among Artera  Group,  Inc.,
     Alpha Capital Aktiengesellschaft and Amro International, S.A., incorporated herein by reference to Exhibit 10(bj) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(z)(1) Form of Note dated April 4, 2001,  incorporated herein by reference to
     Exhibit 10(bk) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(z)(2) Exchange Rights Agreement by and among NCT Group, Inc. and the Holders identified on Schedule A thereto dated as of April 4, 2001, incorporated herein by reference to Exhibit 10(ab)(2) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(z)(3) Registration Rights Agreement among NCT Group, Inc. and Holders identified on Schedule A thereto dated as of April 4, 2001, incorporated herein by reference to Exhibit 10(ab)(3) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(aa) Subscription Agreement dated April 12, 2001 between the company and Alpha
     Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 10(bl) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(aa)(1) Form of Convertible  Note in principal  amount of $125,000 dated April
     12, 2001, incorporated herein by reference to Exhibit 10(bm) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(ab) Promissory Note in principal amount of $500,000 dated February 13, 2001, filed as an exhibit to Schedule 13D filed on February 13, 2001.

10(ac) Product Development and Licensing Agreement dated May 4, 2001 between NCT
     Video Displays, Inc. and ViewBeam Technology, L.L.C., incorporated herein by reference to Exhibit 10(bl) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10(ad) Agreement dated May 11, 2001, by and among NCT Group,  Inc.,  Distributed
     Media Corporation and Production Resource Group, incorporated herein by reference to Exhibit 10(af) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(ae) Stock and Asset  Purchase  Agreement by and among  Teltran  International
     Group, Ltd., Internet Protocols Ltd. and NCT Networks, Inc. (now Artera Group, Inc.) dated as of January 23, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ae)(1) Side letter dated  February  27,  2001,  amending the January 23, 2001
     Stock and Asset Agreement, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ae)(2)  Stockholders'  Agreement  dated  February  27,  2001 by and among NCT
     Group, Inc., NCT Networks, Inc. and the holders of Series A Preferred Stock of NCT Networks, Inc, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(af) Secured  Convertible Note in principal amount of $1,361,615 dated May 14,
     2001, filed as an exhibit to Schedule 13D filed by NCT on behalf of Ms. Salkind on May 18, 2001.

10(ag) Secured  Convertible  Note in principal amount of $1,673,393 dated August
     22, 2001 filed as an exhibit to Schedule 13D filed on behalf of Carole Salkind on September 14, 2001.

10(ah) Subscription  Agreement among Artera Group,  Inc. and Subscribers:  Alpha
     Capital Aktiengesellschaft and Amro International, S.A. dated as of May 25, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ah)(1) Form of Convertible Note dated May 25, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ah)(2) Exchange Rights Agreement by and among NCT Group, Inc. and the Holders identified on Schedule A thereto dated as of May 25, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ah)(3) Registration Rights Agreement among NCT Group, Inc. and Holders identified on Schedule A thereto dated as of May 25, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ai) Subscription  Agreement among Artera Group,  Inc. and Subscribers:  Alpha
     Capital Aktiengesellschaft; Amro International, S.A.; The Gross Foundation, Inc.; Leval Trading, Inc.; Nesher Ltd.; and Talbiya B. Investments Ltd. dated as of June 29, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ai)(1) Form of Convertible Note dated June 29, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ai)(2) Exchange  Rights  Agreement  (Notes) by and among NCT Group,  Inc. and
     Holders identified on Schedule A thereto dated as of June 29, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ai)(3)  Registration  Rights  Agreement  (Notes)  among NCT Group,  Inc.  and
     Holders identified on Schedule A thereto dated as of June 29, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(aj) Exchange Rights  Agreement  (Preferred) by and among NCT Group,  Inc. and
     Austost Anstalt Schaan; Amro International, S.A.; Nesher Ltd.; Leval Trading, Inc.; ICT N.V.; Balmore S.A.; The Gross Foundation, Inc.; Talbiya
     B. Investments Ltd.; United Securities Services, Inc.; and Libra Finance, S.A. dated as of June 29, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(aj)(1)  Registration  Rights Agreement  (Preferred) among NCT Group, Inc. and
     Austost Anstalt Schaan; Amro International, S.A.; Nesher Ltd.; Leval Trading, Inc.; ICT N.V.; Balmore S.A.; The Gross Foundation, Inc.; Talbiya
     B. Investments Ltd.; United Securities Services, Inc.; and Libra Finance, S.A. dated as of June 29, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ak) Securities Purchase and Supplemental Exchange Rights Agreement dated July
     30, 2001 by and among Pro Tech Communications, Inc., NCT Group, Inc., and Alpha Capital Aktiengesellschaft, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ak)(1) Registration Rights Agreement by and between NCT Group, Inc. and Alpha
     Capital Aktiengesellschaft dated July 30, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(al)  Secured  Convertible  Note  in  principal  amount  of  $2,535,469  dated
     September 28, 2001, incorporated herein by reference to Exhibit 10(an) of NCT's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 7, 2001.

10(am) Letter dated October 25, 2001 amending terms of October 26, 2000 warrant to Libra Finance, S.A., incorporated herein by reference to Exhibit 10(ao) of NCT's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 7, 2001.

10(an) Letter dated November 14, 2001 amending terms of October 26, 2000 warrant to Libra Finance S.A., incorporated herein by reference to Exhibit 10(bg) of NCT's Form 8-K filed November 19, 2001.

10(ao) Letter dated November 9, 2001 to each of the Subscribers identified on Schedule A thereto (being the subscribers in Artera convertible notes dated January 9, 2001, April 4, 2001, May 25, 2001, and June 29, 2001) amending terms of conversion of the Artera convertible notes, incorporated herein by reference to Exhibit 10(ar) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(ap) Letter  dated  November 9, 2001 to each of the  investors  identified  on
     Schedule A thereto amending the terms of exchange of shares of Artera's Series A Convertible Preferred Stock, incorporated herein by reference to
     Exhibit 10(as) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(aq)  Distributed  Media  Corporation   standard  form  of  license  agreement
     conveying rights to the use of Sight & Sound systems, incorporated herein by reference to Exhibit 10(at) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(ar) Agreement  dated May 20, 1999 between  Barnes & Noble College  Bookstores and  Distributed  Media  Corporation,  incorporated  herein by reference to
     Exhibit 10(au) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(as)  Agreement  dated  August  4,  1999  between   TransWorld   Entertainment
     Corporation and Distributed Media Corporation, incorporated herein by reference to Exhibit 10(av) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(at) Agreement dated October 28, 1999 between Wherehouse  Entertainment,  Inc.
     and  Distributed  Media  Corporation,  incorporated  herein by reference to
     Exhibit 10(aw) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(au) Secured  Convertible  Note in the principal  amount of  $2,014,270  dated
     December 20, 2001, incorporated herein by reference to Exhibit 10(ax) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(av) Letter dated December 20, 2001 amending terms of February 13, 2001 warrant to Carole Salkind, incorporated herein by reference to Exhibit 10(az) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(aw) Letter dated  December 20, 2001 amending terms of May 14, 2001 warrant to
     Carole Salkind, incorporated herein by reference to Exhibit 10(ba) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(ax) Letter dated December 20, 2001 amending terms of August 22, 2001 warrant to Carole Salkind, incorporated herein by reference to Exhibit 10(bb) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(ay) Letter dated December 20, 2001 amending terms of September 28, 2001 warrant to Carole Salkind, incorporated herein by reference to Exhibit 10(bc) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(az) Secured  Convertible  Note in  principal  amount of  $2,231,265.04  dated
     January 11, 2002 issued to Carole Salkind.

10(az)(1) Secured Convertible Note in principal amount of $650,000 dated January
     25, 2002 issued to Carole Salkind.

10(az)(2) Secured Convertible Note in principal amount of $250,000 dated January
     25, 2002 issued to Carole Salkind.

10(az)(3)  Secured  Convertible  Note in  principal  amount  of  $827,412  dated
     February 27, 2002 issued to Carole Salkind.

16 Change in certifying accountants, dated February 12, 2002, incorporated herein by reference to the company's current report on Form 8-K filed on February 14, 2002.

21   Subsidiaries, as of December 31, 2001.

23(a) Consent of Goldstein Golub Kessler LLP.

23(b) Consent of Richard A. Eisner & Company, LLP.

23(c) Consent of Peters Elworthy & Moore, Chartered Accountants.

99(a)Employment  Agreement  by  and  between  NCT  Midcore,  Inc.  (now  Midcore
     Software, Inc.) and Jerrold Metcoff, dated as of August 29, 2000, incorporated by reference to the Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

99(b)Employment  Agreement  by  and  between  NCT  Midcore,  Inc.  (now  Midcore
     Software, Inc.) and David Wilson, dated as of August 29, 2000, incorporated by reference to the Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

99(c)Employment  Agreement  by and between  Midcore  Software  Limited and Barry
     Marshall-Johnson, dated as of August 29, 2000, incorporated by reference to the Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

-----------------------

*    Pertains to a management contract or compensation plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NCT Group, Inc.
                                         ---------------
                                          (Registrant)

                                         By:  /s/ MICHAEL J. PARRELLA
                                              -----------------------
                                              Michael J. Parrella
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

                                         Date:  April 30, 2002
                                                --------------


                Signature                                               Capacity                                  Date
   ------------------------------------------  -------------------------------------------------  ----------------------------------

   /s/ MICHAEL J. PARRELLA                                Chief Executive Officer and                    April 30, 2002
   ------------------------------------------
       Michael J. Parrella                            Chairman of the Board of Directors
                                                         (Principal Executive Officer)

   /s/ IRENE LEBOVICS                                       President and Director                       April 30, 2002
   ------------------------------------------
        Irene Lebovics

   /s/ CY E. HAMMOND                                       Senior Vice President and                     April 30, 2002
   ------------------------------------------
       Cy E. Hammond                                        Chief Financial Officer
                                                         (Principal Financial Officer)

   /s/ JAY M. HAFT                                                 Director                              April 30, 2002
   ------------------------------------------
       Jay M. Haft

   /s/ JOHN J. McCLOY II                                           Director                              April 30, 2002
   ------------------------------------------
       John J. McCloy II

   /s/ SAMUEL A. OOLIE                                             Director                              April 30, 2002
   ------------------------------------------
       Samuel A. Oolie
