Form 10-Q
period 2002-03-31
NCT GROUP INC
filed 2002-05-15
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      March 31, 2002
                                    --------------


                         Commission file number: 0-18267


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

                434,737,308 shares outstanding as of May 14, 2002

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                                                                                                  (in thousands)
                                                                                       December 31,           March 31,
                                                                                           2001                  2002
                                                                                     -----------------     -----------------
                                                                                                              (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                                  $ 567                 $ 152
     Investment in marketable securities (Note 6)                                                 882                   580
     Accounts receivable, net (Note 6)                                                            716                   568
     Inventories, net  (Note 6)                                                                 1,385                 1,153
     Other current assets (Note 6)                                                                773                   754
                                                                                     -----------------     -----------------
                     Total current assets                                                       4,323                 3,207

Property and equipment, net (Note 6)                                                            1,844                 1,638
Goodwill, net                                                                                   7,184                 7,184
Patent rights and other intangibles, net                                                        4,088                 3,984
Other assets (Note 6)                                                                           2,570                 2,637
                                                                                     -----------------     -----------------
                                                                                             $ 20,009              $ 18,650
                                                                                     =================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
     Accounts payable                                                                         $ 5,553               $ 5,618
     Accrued expenses                                                                          12,093                14,045
     Notes payable (Note 8)                                                                     3,208                 2,670
     Current maturities of convertible notes (Note 9)                                          11,710                13,535
     Deferred revenue (Note 6)                                                                  4,616                 4,053
     Other current liabilities (Note 6)                                                        19,779                19,900
                                                                                     -----------------     -----------------
                     Total current liabilities                                                 56,959                59,821
                                                                                     -----------------     -----------------

Long term liabilities:
     Deferred revenue (Note 6)                                                                  4,815                 4,280
     Convertible notes  (Note 9)                                                                    -                   659
     Other liabilities (Note 6)                                                                 2,950                 2,806
                                                                                     -----------------     -----------------
                     Total liabilities                                                          7,765                 7,745
                                                                                     -----------------     -----------------

Commitments and contingencies

Minority interest in consolidated subsidiaries                                                  8,748                 8,727
                                                                                     -----------------     -----------------

Stockholders' equity (capital deficit) (Notes 7 and 11):
Common stock, $.01 par value, authorized 645,000,000 shares,
   issued 428,830,800 and 434,737,308 shares, respectively                                      4,288                 4,347
Additional paid-in capital                                                                    164,621               163,932
Accumulated other comprehensive (loss) income                                                      50                  (215)
Accumulated deficit                                                                          (219,459)             (225,707)
Treasury stock, 6,078,065 and 0 shares, respectively                                           (2,963)                    -
   of common stock, at cost
                                                                                     -----------------     -----------------
                     Total stockholders' equity (capital deficit)                             (53,463)              (57,643)
                                                                                     -----------------     -----------------
                                                                                             $ 20,009              $ 18,650
                                                                                     =================     =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Notes 1 and 3)
(Unaudited)
                                                                                      (in thousands, except per share amounts)
                                                                                            Three months ended March 31,
                                                                                      ----------------------------------------
                                                                                            2001                 2002
                                                                                      -----------------   --------------------
                                                                                          (Note 2)
REVENUE:
   Technology licensing fees and royalties                                                       $ 913                $ 1,111
   Product sales, net                                                                            1,084                    877
   Advertising/media                                                                               115                     10
   Engineering and development services                                                             18                     16
                                                                                      -----------------   --------------------
          Total revenue                                                                        $ 2,130                  2,014
                                                                                      -----------------   --------------------

COSTS AND EXPENSES:
   Cost of product sales                                                                           577                    499
   Cost of advertising/media                                                                       243                      8
   Selling, general and administrative                                                           4,145                  4,387
   Research and development                                                                      1,250                  1,046
   Impairment of goodwill, net (Note 11)                                                           533                    300
   Repurchased licenses, net                                                                     1,278                      -
                                                                                      -----------------   --------------------
          Total operating costs and expenses                                                     8,026                  6,240
                                                                                      -----------------   --------------------
Non-operating items:
   Other (income) expense, net (Note 6)                                                            (34)                   823
   Interest expense, net                                                                         1,143                  1,199
                                                                                      -----------------   --------------------
          Total costs and expenses                                                               9,135                  8,262
                                                                                      -----------------   --------------------
LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                                             (7,005)                (6,248)
  Cumulative effect of change in accounting principle                                           (1,582)                     -
                                                                                      -----------------   --------------------

NET LOSS                                                                                      $ (8,587)              $ (6,248)

Beneficial conversion features                                                                     250                     25
Preferred stock dividends (including penalties of $519 in 2002)                                     44                    606
                                                                                      -----------------   --------------------

LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                                                           $ (8,881)              $ (6,879)
                                                                                      =================   ====================

Loss per share -
   Loss before cumulative effect of change
     in accounting principle                                                                   $ (0.02)               $ (0.02)
   Cumulative effect of change in accounting principle                                           (0.01)                     -
                                                                                      -----------------   --------------------
   Basic and diluted                                                                           $ (0.03)               $ (0.02)
                                                                                      =================   ====================
Weighted average common shares outstanding -
   basic and diluted                                                                           331,660                425,842
                                                                                      =================   ====================

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Note 4)

                                                                                           Three months ended March 31,
                                                                                      ----------------------------------------
                                                                                            2001                 2002
                                                                                      -----------------   --------------------

NET LOSS                                                                                      $ (8,587)              $ (6,248)
Other comprehensive income (loss):
   Currency translation adjustment                                                                  59                     22
   Unrealized (loss)/adjustment of unrealized loss on marketable securities                       (657)                  (287)
                                                                                      -----------------   --------------------
COMPREHENSIVE LOSS                                                                            $ (9,185)              $ (6,513)
                                                                                      =================   ====================
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 6)
(Unaudited)
                                                                                                         (in thousands)
                                                                                                  Three months ended March 31,
                                                                                              -----------------------------------
                                                                                                  2001                 2002
                                                                                              ---------------    ----------------
                                                                                                (Note 2)
Cash flows from operating activities:
     Net loss                                                                                       $ (8,587)            $ (6,248)
     Adjustments to reconcile net loss to net cash (used in) operating activities:
        Depreciation and amortization                                                                    616                  289
        Common stock, warrants and options issued as consideration for:
           Compensation                                                                                    5                  169
           Operating expenses                                                                              -                  921
        Costs incurred related to convertible debt                                                         -                  910
        Provision for inventory                                                                            -                  (55)
        Provision for doubtful accounts and uncollectible amounts                                        295                   68
        Gain on disposition of fixed assets                                                               (6)                   -
        Repurchased licenses, net                                                                      1,278                    -
        Impairment of goodwill, (Note 11)                                                                533                  300
        Costs of exiting activities                                                                        -                  303
        Realized (loss) gain on fair value of warrant                                                     88                   (6)
        Cumulative effect of change in accounting principle                                            1,582                    -
        Amortization of debt discounts                                                                   997                  668
        Minority interest loss                                                                           (61)                (108)
        Changes in operating assets and liabilities, net of acquisitions:
           Decrease in accounts receivable                                                             2,252                   80
           Decrease in inventories                                                                        95                  286
           (Increase) in other assets                                                                 (1,735)                 (24)
           Increase in accounts payable and accrued expenses                                             773                  607
           Increase (decrease) in other liabilities and deferred revenue                                 280               (1,188)
                                                                                              ---------------    -----------------
        Net cash used in operating activities                                                       $ (1,595)            $ (3,028)
                                                                                              ---------------    -----------------
Cash flows from investing activities:
     Capital expenditures                                                                             $ (326)               $ (27)
      Net cash paid for Artera Group International Limited acquisition                                  (100)                   -
      Proceeds from sale of capital equipment                                                              -                   11
                                                                                              ---------------    -----------------
        Net cash (used in) provided by investing activities                                           $ (426)               $ (16)
                                                                                              ---------------    -----------------
Cash flows from financing activities:
     Proceeds from:
        Convertible notes and notes payable (net) (Notes 8 and 9)                                      $ 828              $ 2,883
        Sale of subsidiary preferred stock (net)                                                         420                    -
        Collection of subscription receivable                                                              7                    -
        Repayment of notes                                                                                 -                 (253)
                                                                                              ---------------    -----------------
        Net cash provided by financing activities                                                    $ 1,255              $ 2,630
                                                                                              ---------------    -----------------
Effect of exchange rate changes on cash                                                                $ (59)                $ (1)
                                                                                              ---------------    -----------------
Net decrease in cash and cash equivalents                                                               (825)                (415)
Cash and cash equivalents - beginning of period                                                        1,167                  567
                                                                                              ---------------    -----------------
Cash and cash equivalents - end of period                                                              $ 342                $ 152
                                                                                              ===============    =================
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, NCT Group, Inc. and its subsidiaries are referred to as the "company," "we," "our," "us" or "NCT." The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three months ended March 31, 2002 and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. We have reclassified some amounts in prior period financial statements to conform to the current period's presentation.

     NCT has incurred substantial losses from operations since its inception which cumulatively amounted to $225.7 million through March 31, 2002. Cash and cash equivalents amounted to $0.2 million at March 31, 2002, decreasing from $0.6 million at December 31, 2001. A working capital deficit of $56.6 million exists at March 31, 2002. NCT is in default of $15.1 million of its convertible notes at March 31, 2002. Management believes that currently available funds will not be sufficient to sustain NCT at present levels. NCT's ability to continue as a going concern is dependent on funding from several sources, including available cash and cash equivalents and cash generated from its revenue sources, particularly technology licensing fees and royalties and product sales. The level of realization of funding from our revenue sources is presently uncertain. If anticipated revenues do not generate sufficient cash, management believes additional working capital financing must be obtained. We are attempting to raise additional capital to fund operations (see Note 13). There is no assurance any of the financing is or would become available.

     In the event that funding from internal sources is insufficient, we would have to substantially cut back our level of spending which could substantially curtail our operations. Such reductions could have an adverse effect on our relationships with licensees and customers. Uncertainty exists about the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of external financing sources to fund any cash deficiencies.

     The accompanying condensed consolidated financial statements have been prepared assuming that the company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at March 31, 2002 about the company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

2.   Restatement of Prior Year Quarterly Statement of Operations:

     The accompanying statement of operations for the three months ended March 31, 2001 has been retroactively adjusted to reflect the transactions described below.

a) On March 7, 2001, the company decided to reacquire two DMC licenses held by Eagle Assets and Brookepark for $4.0 million. As a result, we incurred an aggregate charge of $1.3 million, net of a $2.7 million reduction of deferred revenue to zero, included in repurchased licenses, net in our condensed consolidated statement of operations. Concurrently, we ceased recognition of revenue on these DMC licenses. The net change in license fee revenue was a decrease of $0.1 million. The accounts receivable reserve was increased by $0.3 million resulting in an increase of selling, general and administrative expenses for the first quarter of 2001.

b) On March 31, 2001, pursuant to the May 8, 2000 as amended by the June 30, 2000 license agreement with ITC, license fee revenue increased by $0.1 million and research and engineering cost increased by $0.1 million for the first quarter of 2001.

c) On May 5, 2000, Theater Radio Network, Inc. entered into an advertising agreement with InsiderStreet.com, Inc. The advertising agreement required, among other things, Theater Radio Network to play InsiderStreet's commercials in a minimum of 8,500 theater screens at a cost of $20.58 per theater screen per month, as further described in the agreement. The term of the agreement was two years commencing on June 19, 2000. At the date of acquisition (August 18, 2000) of Theater Radio Network by DMC Cinema, Theater Radio Network had remaining 475,595 shares of the originally issued 575,595 shares of InsiderStreet which were valued at $2.5 million. At the time of the transaction, approximately $2.9 million was recorded as deferred revenue that was expected to be recognized as revenue over the two-year term of the advertising agreement. Subsequent to our acquisition of Theater Radio Network, we received notification that InsiderStreet was canceling the advertising arrangement. We continued providing services for a period of time after the termination. InsiderStreet agreed that DMC Cinema could retain the shares. The recognition of deferred revenue ceased. The net change in advertising/media revenue was a decrease of $0.4 million.

d) During the first quarter of 2001, step up acquisitions of NCT Audio were adjusted to reflect the fact that our investment in this subsidiary had been reduced to zero. The net change was $0.8 million as reduction in impairment of goodwill.

e) Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 138 on January 1, 2001, we realized a reduction in the carrying value of a warrant from a licensee of approximately $1.6 million classified as cumulative effect of change in accounting principle on the condensed consolidated statement of operations. On March 31, 2001, we realized a reduction in the carrying value of approximately $0.1 million classified as other (income) expense, net on the condensed consolidated statement of operations.

(in thousands, except per share amounts)
                                                                                           Three months ended
                                                                                              March 31, 2001
                                                                                      -----------------------------
                                                                                           As
                                                                                        Reported        Adjusted
                                                                                      -------------   -------------
Revenue:
   Technology licensing fees and royalties                                                   $ 910           $ 913 a, b
   Product sales, net                                                                        1,084           1,084
   Advertising/media                                                                           490             115 c
   Engineering and development services                                                         18              18
                                                                                      -------------   -------------
          Total revenue                                                                      2,502           2,130
                                                                                      -------------   -------------

Costs and expenses:
   Cost of product sales                                                                       578             577
   Cost of advertising/media                                                                   243             243
   Selling, general and administrative                                                       3,895           4,145 a
   Research and development                                                                  1,164           1,250 b
   Impairment of goodwill, net                                                               1,360             533 d
   Repurchased licenses, net                                                                     -           1,278 a
                                                                                      -------------   -------------
          Total operating costs and expenses                                                  7,240          8,026
                                                                                      -------------   -------------
Non-operating items:
   Other (income) expense, net                                                                 (58)            (34)
   Interest expense, net                                                                     1,143           1,143
                                                                                      -------------   -------------
          Total costs and expenses                                                           8,325           9,135
                                                                                      -------------   -------------

Loss before cumulative effect of change in accounting principle                             (5,823)         (7,005)
     Cumulative effect of change in accounting principle                                         -          (1,582) e
                                                                                      -------------   -------------

Net loss                                                                                  $ (5,823)       $ (8,587)
                                                                                      =============   =============

Loss attributable to common stockholders                                                  $ (6,117)       $ (8,881)
                                                                                      =============   =============

Loss per share - basic and diluted                                                         $ (0.02)        $ (0.03)
                                                                                      =============   =============

Weighted average common shares outstanding - basic and diluted                             337,738         337,738
                                                                                      =============   =============


                                                 As of March 31, 2001
                                             -----------------------------
                                                  As
Balance Sheet Data:                            Reported        Adjusted
                                             -------------   -------------
 Total assets                                    $ 49,810        $ 57,589
 Total current liabilities                         32,634          38,355
 Total long term liabilities                        2,472           8,065
 Accumulated deficit                             (147,622)       (150,386)
 Stockholders' equity                               4,952             505
 Working capital (deficit)                        (14,555)        (13,450)

3.   Loss Per Share:

     We report loss per common share in accordance with SFAS No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock have not been included, as the effect would be antidilutive.

4.   Comprehensive Income (Loss):

     The company  reports  comprehensive  loss in accordance  with SFAS No. 130,
"Reporting Comprehensive Income." The provisions for SFAS 130 require the company to report the changes in stockholders' equity (capital deficit) from all sources during the period other than those resulting from investments by and distributions to shareholders. Accordingly, the consolidated statements of comprehensive loss are presented while the caption "accumulated other comprehensive income (loss)" is included on the consolidated balance sheets as a component of stockholders' equity (capital deficit). Due to availability of net operating losses, there is no tax effect associated with any component of other comprehensive loss. Comprehensive loss is comprised of net loss and other comprehensive (loss) income. Other comprehensive (loss) income includes certain changes in stockholders' equity (capital deficit) that are excluded from net income, including unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments.

5.   Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, we will be required to reassess the goodwill and other intangible assets previously recorded in connection with prior acquisitions, as well as their useful lives. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Effective January 1, 2002, goodwill will no longer be subject to amortization. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The company has adopted SFAS 142 effective January 1, 2002. Adoption of SFAS 142 required us to evaluate the future cash flows. Using the guidelines in SFAS 142 for intangible assets with finite lives, the estimated future cash flows were determined in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The estimated future cash flows were then compared to the carrying value of our other intangible assets. As of January 1, 2002, we did not have any impairment on other intangible assets. The adoption of SFAS 142 resulted in the elimination of the amortization of goodwill which would have been $0.1 million and had no other impact on our financial statements. At March 31, 2002, we had $7.2 million of goodwill, net of amortization and $4.0 million of patent rights and other intangibles, net of amortization. For the three months ended March 31, 2001 and March 31, 2002, we had $0.3 million and zero of goodwill amortization expense, respectively, and $0.2 million and $0.1 million of other intangible asset amortization expense, respectively.

6.   Other Financial Data:

Balance Sheet Items:

     Investments in marketable securities include available-for-sale securities at market value. The following table displays the fair value, cost basis, and realized/unrealized gain (loss) of the company's available-for-sale securities (in thousands):

                                              December 31, 2001                                     March 31, 2002
                        -----------------------------------------------------------     ------------------------------------------
                           Cost          Realized          Unrealized      Market         Cost         Unrealized        Market
                           Basis        Gain/(Loss)        Gain/(Loss)     Value         Basis         Gain/(Loss)        Value
                        ------------  ----------------   --------------------------     ---------- ---------------- --------------

Available-for-sale:
   ITC                      $ 4,696          $ (3,898)         $ -           $ 798          $ 798           $ (330)         $ 468
   Teltran                      743              (659)           -              84             84               28            112
   InsiderStreet              2,479            (2,479)           -               -              -                -              -
                        ------------  ----------------   ----------     -----------     ---------- ---------------- --------------

     Totals                 $ 7,918          $ (7,036)         $ -           $ 882          $ 882           $ (302)         $ 580
                        ============  ================   ==========     ===========     ========== ================ ==============

     The company reviews declines in the value of its investment portfolio when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. The company considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary.

     Accounts receivable comprise the following (in thousands):

                                            December 31,       March 31,
                                                2001              2002
                                           ---------------    --------------
Technology license fees and royalties             $   287           $     -
Joint ventures and affiliates                          34                34
Other receivables                                     693               900
                                           ---------------    --------------
                                                  $ 1,014           $   934
Allowance for doubtful accounts                      (298)             (366)
                                           ---------------    --------------
     Accounts receivable, net                     $   716           $   568
                                           ===============    ==============

     Inventories comprise the following (in thousands):

                                                    December 31,     March 31,
                                                       2001            2002
                                                   -------------    -----------
Components                                              $   427        $   362
Finished goods                                            1,749          1,527
                                                   -------------    -----------
                                                        $ 2,176        $ 1,889
Reserve for obsolete & slow moving inventory               (791)          (736)
                                                   -------------    -----------
     Inventories, net                                   $ 1,385        $ 1,153
                                                   =============    ===========

         Other current assets comprise the following (in thousands):

                                             December 31,         March 31,
                                                 2001                2002
                                            -------------    ----------------

Notes receivable                                 $ 1,000             $ 1,000
Investment in warrant (Teltran)                      152                 159
Due from officer                                     105                 105
Other                                                516                 490
                                            -------------    ----------------
                                                 $ 1,773             $ 1,754
Reserve for uncollectible amounts                 (1,000)             (1,000)
                                            -------------    ----------------
     Other current assets                        $   773             $   754
                                            =============    ================

     Other assets (long term) comprise the following (in thousands):

                                 December 31,       March 31,
                                     2001             2002
                               ---------------    --------------

Marketable ITC securities             $ 1,304           $ 1,320
Advances and deposits                     651               649
Deferred charges                          537               575
Other                                      78                93
                               ---------------    --------------
     Other assets                     $ 2,570           $ 2,637
                               ===============    ==============

     Property and equipment comprise the following (in thousands):

                                      December 31,            March 31,
                                         2001                   2002
                                   -------------------    ----------------
Machinery and equipment                       $ 3,798             $ 2,020
Furniture and fixtures                            623                 621
Leasehold improvements                            966                 906
Tooling                                           619                 619
Other                                             432                 449
                                   -------------------    ----------------
                                              $ 6,438             $ 4,615
Accumulated depreciation                       (4,594)             (2,977)
                                   -------------------    ----------------
     Property and equipment, net              $ 1,844             $ 1,638
                                   ===================    ================

     Deferred revenues comprise the following (in thousands):

                                                        December 31,           March 31,
                                                           2001                  2002
                                                     ------------------    --------------
NXT                                                            $ 6,955           $ 6,420
Teltran                                                          1,921             1,345
Other                                                              555               568
                                                     ------------------    --------------
                                                               $ 9,431           $ 8,333
Less: amount classified as current                              (4,616)           (4,053)
                                                     ------------------    --------------
     Deferred revenue (classified as long term)                $ 4,815           $ 4,280
                                                     ==================    ==============

     Other current liabilities comprise the following (in thousands):

                                    December 31,                March 31,
                                        2001                       2002
                                 -------------------    -----------------------
License reacquisition payable       $        18,000                   $ 18,000
Development fee payable                         800                        750
Royalty payable                                 766                        910
Due to L&H                                      100                        100
Other                                           113                        140
                                 -------------------    -----------------------
    Other current liabilities              $ 19,779                   $ 19,900
                                 ===================    =======================

     Other liabilities (long term) comprise the following (in thousands):

                                                                     December 31,       March 31,
                                                                         2001              2002
                                                                   ---------------    --------------
Due to ITC                                                                $ 1,422           $ 1,422
Royalty payable                                                               958               814
Due to selling shareholders of Theater Radio Network                          570               570
                                                                   ---------------    --------------
     Other liabilities                                                    $ 2,950           $ 2,806
                                                                   ===============    ==============

Statement of Operations Information:

     Other (income) expense, net comprise the following (in thousands):

                                                                                 Three months ended March 31,
                                                                             ----------------------------------
                                                                                 2001               2002
                                                                             -------------     ----------------
  Finance costs associated with non-registration of common shares and
     of common shares underlying convertible notes                                  $   -                $ 909
  Minority share of loss in subsidiary - Pro Tech                                     (61)                (108)
  Depreciation in fair value of warrant                                                88                   (6)
  Default penalties on debt                                                             -                   25
  Other                                                                               (61)                   3
                                                                             ----------------------------------
     Total non-operating other (income) expense, net                                $ (34)               $ 823
                                                                             ==================================

Supplemental Cash Flow Disclosures:

                                                                                                         (in thousands)
                                                                                                 Three months ended March 31,
                                                                                             --------------------------------------
Supplemental disclosures of cash flow information:                                                  2001                2002
                                                                                             -------------------   ----------------
Cash paid during the year for:
   Interest                                                                                            $      -            $     3
                                                                                             ===================   ================
Supplemental disclosures of non-cash investing and financing activities:
    Unrealized holding gain on available-for-sale securities                                           $ (3,379)           $  (287)
                                                                                             ===================   ================
    Issuance of common stock upon conversion of notes                                                  $      -            $   375
                                                                                             ===================   ================
    Issuance of common stock in exchange for common stock of subsidiary                                $  1,166            $     -
                                                                                             ===================   ================
    Receipt of Pro Tech common shares in lieu of cash to settle
    accounts receivable                                                                                $  1,350            $     -
                                                                                             ===================   ================
    Issuance of preferred stock of subsidiary, Artera Group, Inc.                                      $  8,299            $     -
                                                                                             ===================   ================
    Issuance of notes for placement services rendered                                                  $     17            $    15
                                                                                             ===================   ================
    Issuance of common stock in exchange for preferred stock                                           $    175            $     -
                                                                                             ===================   ================
    Property and equipment financed through capitalized leases and notes payable                       $      -            $     6
                                                                                             ===================   ================
    Receipt of non-recourse notes as partial consideration for convertible
    note of subsidiary                                                                                 $  1,000            $     -
                                                                                             ===================   ================
    Receipt of Pro Tech common shares as partial consideration of convertible
    note of subsidiary                                                                                 $    500            $     -
                                                                                             ===================   ================

7.   Stockholders' Equity (Deficit):

     The changes in stockholders' equity (deficit) during the three months ended March 31, 2002 were as follows (in thousands):

                                                                Net
                                                            Issuance of               Accumulated
                              Balance                       Common Stock,                 Other          Balance
                                at         Retirement of      Options        Net      Comprehensive       At
                             12/31/01      Treasury Stock    and Warrants    Loss         Loss          3/31/02
                            ------------  ---------------- -------------  ---------  ---------------  ------------


Common stock:
          Shares                428,831          (6,078)      11,984            -             -           434,737
          Amount             $    4,288             (61)         120            -             -         $   4,347

Treasury stock:
          Shares                  6,078          (6,078)           -            -             -                 -
          Amount             $   (2,963)          2,963            -            -             -         $       -

Additional paid-in capital   $  164,621          (2,902)       2,213            -             -         $ 163,932

Accumulated (deficit)        $ (219,459)              -            -       (6,248)            -         $ (225,707)

Accumulated other
Comprehensive loss           $       50               -            -            -          (265)        $     (215)

8.   Notes Payable:

(In thousands)
                                                                                December 31,                  March 31,
                                                                                   2001                          2002
                                                                            ----------------------    ----------------------
Logical eBusiness Solutions Limited (f/k/a DataTec)                                       $ 2,184                   $ 2,161
          Obligation of subsidiary to a prior owner of Web Factory;
          due in two installments of 750 British pounds sterling on
          August 31, 2000 and December 31, 2000; interest accrues at
          4% above the base rate of National Westminister Bank plc
Bridge financing                                                                              465                         -
          $465 rolled into financing completed in January 2002;
          notes bore interest at rates ranging from 3% to 6%
Note from stockholder of subsidiary                                                           237                       187
          Interest at 8.5% per annum payable at maturity;
          matured March 27, 2002; Upon maturity rolled into note
          which matures March 27, 2003
Top Source Automotive                                                                         204                       204
          Default interest rate accrues at two times prime;
          due April 16, 1999
Notes due former employees                                                                    118                       118
          $100 bears interest at 8.25%, compounded annually; due
          in two equal installments on December 1, 1998 and March 1,
          1999.  $18 non-interest bearing due on demand.
                                                                            ----------------------    ----------------------
                                                                                          $ 3,208                   $ 2,670
                                                                            ======================    ======================

9.   Convertible Notes:

 (In thousands)
                                                                                        December 31,              March 31,
                                                                                           2001                     2002
                                                                                   ---------------------    ----------------------
 Issued to Carole Salkind (a)                                                                   $ 7,222                   $ 9,607
           Effective interest rate of 20.8%; secured by substantially all of the assets of NCT; convertible into NCT common stock
           at prices ranging from $0.071 - $0.12 or exchangeable for
           common stock of NCT subsidiaries; due as follows:
                March 27, 2002                               $  1,000
                September 28, 2002                              2,535
                December 20, 2002                               2,014
                January 11, 2003                                2,231
                January 25, 2003                                  650
                February 27, 2003                                 827
                March 1, 2003                                     350
 Issued to Crammer Road LLC (b)                                                                   1,000                     1,000
           Accrues interest at 2% per month from May 27, 2001 payable at maturity; convertible at 93.75% of average five-day closing bid price for the five trading days preceding conversion;
            due December 31, 2001 (see Note 14)
 8% Convertible Notes (c)                                                                           401                       976
           Convertible into NCT common stock at various
           conversion rates; matures:
                March 14, 2002                                   $ 17
                April 12, 2002                                      9
                January 10, 2004                                  550
                March 11, 2004                                    400
 6% Convertible Notes (d)                                                                         4,428                     4,428
           Convertible into NCT common stock at 100% of the five-day
           average closing bid price preceding conversion; matures:
                January 9, 2002                               $ 2,222
                April 4, 2002                                     875
                May 25, 2002                                       81
                June 29, 2002                                   1,250
                                                                                   ---------------------    ----------------------
                                                                                               $ 13,051                  $ 16,011
 Less: unamortized debt discounts                                                                (1,341)                   (1,817)
 Less: amounts classified as long term                                                                -                      (659)
                                                                                   ---------------------    ----------------------
                                                                                               $ 11,710                  $ 13,535
                                                                                   =====================    ======================

Footnotes:
(a) During the three months ended March 31, 2002, NCT issued an aggregate of $4.3 million of secured convertible notes to Carole Salkind, an accredited investor and spouse of a former director of NCT. We defaulted on payment of notes dated August 22, 2001 and January 25, 2002 for an aggregate of $1.9 million. The principal on the note dated August 22, 2001 ($1.7 million) was rolled into a new note in 2002 along with default penalties aggregating $192,339 (10% of the principal in default), accrued interest and an aggregate of $2.4 million new funding from Carole Salkind. We recorded a discount of $0.3 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 11). In addition, beneficial conversion features totaling $0.5 million have been recorded as a discount to the notes. For the three months ended March 31, 2002, $0.5 million of amortization related to these discounts is included in interest expense. Unamortized discounts of $1.5 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of March 31, 2002. The $0.8 million secured convertible note is also secured by an interest in specific assets of our subsidiary, NCT Video. The default provisions in these notes impose a penalty of 10% of the principal payments in default and default interest from the date of default on the principal in default at the stated rate plus 5%. On February 6, 2002, due to a judgment in an unrelated case having been entered against NCT and DMC in excess of the permitted maximum of $250,000 (see Note
10), an event of default occurred with respect to the notes outstanding. To date, demand for payment has not been made. On March 27, 2002, the company did not repay a $1.0 million note. This note was rolled into a note dated May 2, 2002 along with accrued interest and penalties thereon. See Note 13.

(b) The company did not repay this convertible note upon maturity. We are obligated to register shares issuable upon conversion of this note.

(c) Notes totaling approximately $26,000 are convertible at 80% of the lowest closing bid price for the five days preceding conversion; notes totaling $0.5 million are convertible at the lower of $0.07 per share or 80% of the lowest closing bid price for the five days preceding conversion; and notes totaling $0.5 million are convertible at $0.0647 per share. Beneficial conversion features totaling $0.3 million have been recorded as a discount to the notes. For the three months ended March 31, 2002, approximately $29,000 of amortization related to these discounts is included in interest expense. Unamortized discounts of $0.3 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of March 31, 2002. The company did not repay a convertible note for approximately $17,000 upon maturity.

(d) Amortization of note discounts amounted to $0.1 million during the three months ended March 31, 2002. Unamortized discounts of approximately $66,000 have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of March 31, 2002. On January 10, 2002, a security interest was granted to certain holders on notes totaling $3.1 million. We were obligated to register additional shares at various dates during 2001, which despite our best efforts we were unable to accomplish. As a result, we have recorded charges of $0.6 million in finance costs included in other (income) expense for the three months ended March 31, 2002 (see Note 6). This failure also triggered an event of default on the aggregate outstanding debt. We have not received a demand for payment. The average effective interest rate on these notes is 141.7% due to the amortization of original issue discounts and conversions of principal.

10.  Litigation:

     On December 6, 2000, our subsidiary DMC Cinema (formerly known as Theater Radio Network) filed suit against InsiderStreet.com, Inc. in the Circuit Court of the Thirteenth Judicial

Circuit for Hillsborough County, Florida. The complaint alleges that InsiderStreet breached a May 5, 2000 advertising agreement with Theater Radio Network and seeks a declaratory judgment and specific performance of the agreement. The agreement provided that, in exchange for advertising services performed by Theater Radio Network, InsiderStreet would deliver to Theater Radio Network $3 million in common stock of InsiderStreet, with an adjustment in the number of shares to ensure that the total stock delivered was worth at least $2 million on May 10, 2001 and with registration of all stock delivered. InsiderStreet has to date made only a partial delivery of shares and has not registered any of the shares delivered. Discovery in this litigation has begun. On October 23, 2001, Theater Radio Network terminated its representation by outside counsel in this action due to a possible conflict of interest. On March 26, 2002, Theater Radio Network retained new counsel to continue this action. Management believes that at this stage it cannot assess the likelihood of a favorable outcome. Further, since the amount of damages, if any, DMC Cinema may recover cannot be quantified until the legal process is complete, no amount has been recorded in the financial statements.

     On February 5, 2001, Steven Esrick, a former shareholder of Theater Radio Network, filed suit against DMC Cinema (formerly known as Theater Radio Network) and Theater Radio Network's former Chief Executive Officer and President in the Circuit Court of the Sixth Judicial Circuit for Pinellas County, Florida. The plaintiff's original complaint claimed that Theater Radio Network breached an alleged oral escrow agreement with the plaintiff arising out of the sale of
Theater Radio Network stock to DMC Cinema by Theater Radio Network's shareholders and sought unspecified damages. DMC Cinema denied the material allegations of this complaint and moved to dismiss the case against it. On November 8, 2001, while DMC Cinema's motion to dismiss was pending, Esrick amended his complaint, substituting for his original claim the claim that DMC Cinema breached an alleged agreement to deliver to him 50,000 registered shares of stock of InsiderStreet.com, Inc. On December 13, 2001, DMC Cinema filed an Answer to the amended complaint in which it denied the material allegations of the amended complaint. DMC Cinema intends to defend the action vigorously. Currently, the parties are conducting discovery. In April 2002, DMC Cinema switched outside counsel in this action. Management, in consultation with legal counsel, cannot at this stage determine the likelihood of an unfavorable outcome in the action.

     On June 6, 2001, Production Resource Group began legal proceedings against NCT and our subsidiary Distributed Media Corporation in the Superior Court for the Judicial District of Fairfield County, Connecticut. PRG alleged that NCT and DMC breached a July 19, 1999 lease, promissory note and warrant entered into in connection with the lease of some DMC Sight & Sound(TM) equipment, a January 11, 2001 agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions and a May 11, 2001 agreement designed to settle disputes between the parties concerning the July 19, 1999 and January 11, 2001 transactions. PRG also alleged that NCT and DMC engaged in misrepresentations and fraud in connection with these matters. On October 4, 2001, NCT and DMC filed an answer to the plaintiff's complaint, generally denying the plaintiff's allegations, seeking dismissal of the complaint and counterclaiming for breach of PRG's obligation to deliver equipment. On July 26, 2001, the court issued a pre-judgment remedy giving PRG the right to attach or garnish up to $2.1 million of specified assets of NCT and DMC. On December 20, 2001, NCT and DMC accepted an Offer of Judgment requiring NCT and DMC to pay PRG $2.0 million, which judgment was entered on January 17, 2002. Under the pre-judgment remedy and judgment, approximately $78,000 in NCT's cash or cash equivalent assets have actually been attached, garnished or seized. PRG is currently conducting post-judgment discovery regarding further enforcement of the judgment. To the extent that further payment of the judgment is in cash, such payment could be material to our cash position. As of March 31, 2002, we have recorded all anticipated liability related to this judgment.

     On January 2, 2002, outside the scope of the judgment entered into with NCT and DMC, PRG amended its complaint to allege that NCT's Chairman and Chief Executive Officer Michael Parrella, in dealing with PRG on behalf of NCT, committed unfair trade practices, fraud and breaches of good faith and fair dealing. Mr. Parrella has told NCT that he intends to deny the allegations. To the extent that NCT may ultimately indemnify Mr. Parrella for any liabilities arising out of these allegations and for related legal fees, we believe that our directors and officers indemnification insurance (after payment of a $100,000 deductible) will be adequate to cover such payments.

     On January 11, 2002, Broadcast Music, Inc. commenced arbitration proceedings against Theater Radio Network and its successor-in-interest DMC Cinema with the American Arbitration Association, for the respective amounts of approximately $153,400 and $62,100. These proceedings were brought under agreements with Theater Radio Network dated December 11, 1998 (amended December 22, 1998) and with DMC Cinema dated June 29, 2001. BMI's claims are for license fees arising out of the alleged publication by Theater Radio Network and DMC Cinema of music in the BMI repertoire. Theater Radio Network and DMC Cinema denied the allegations of BMI. No further actions have occurred in the arbitration proceedings, and the parties are attempting to reach a settlement of all claims.

     On or about January 31, 2002, an action was brought against NCT by West Nursery Land Holding Limited Partnership in the District Court of Maryland for Anne Arundel County. This action sought repossession of premises at 1025 West Nursery Road, Linthicum, Maryland and an award of approximately $89,000 in connection with NCT's shutdown of its offices at, and abandonment of, such premises. On or about February 7, 2002, judgment as requested in the complaint was entered by the court. As of May 15, 2002, approximately $27,000 in NCT's cash or cash equivalent assets have been seized in enforcement of the judgment.

     On February 21, 2002, an action was brought by Mesa Partners, Inc. against NCT and Distributed Media Corporation in Supreme Court, New York, Suffolk County for breach of an alleged contract for financial consulting services. The complaint seeks approximately $430,000 plus interest, attorneys' fees and costs. On April 22, 2002, NCT and DMC filed an answer to the complaint in which they denied any liability. NCT and DMC intend to defend this action vigorously.

     Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2001, for a discussion of the following matters:

     On November 17, 1998, the company and NCT Hearing filed suit against Andrea Electronics Corporation in the United States District Court, Eastern District of New York. There were no material developments in this matter during the period covered by this report.

     On September 16, 1999, NCT Audio filed a demand for arbitration before the American Arbitration Association in Wilmington, Delaware, against Top Source Technologies (now known as Global Technovations, Inc. or GTI) and its subsidiary Top Source Automotive. On or about December 18, 2001, GTI and TSA filed for bankruptcy reorganization in a case now before the U.S. Bankruptcy Court for the Eastern District of Michigan. There were no material developments in this matter during the period covered by this report.

     The company believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on its financial position or results of operations.

11.  Capital Stock:

Authorized Capital Stock

     Common shares available for future issuance

     At March 31, 2002, the shares of common stock required to be reserved was 645,884,145 calculated at the $0.13 common stock price on that date (or the discount therefrom as allowed under the applicable exchange or conversion agreements). At the March 31, 2002 common stock price of $0.13, our common shares issued and required to be reserved for issuance exceeded the number of shares authorized at that date. As such, NCT will seek shareholder approval of an amendment to NCT's Second Restated Certificate of Incorporation to increase the number of shares of common stock authorized for NCT.

Shares Issued upon Conversion or Exchange of Indebtedness

     On March 12, 2002, $0.4 million of the 8% convertible notes, plus interest, were exchanged for 5,611,682 shares of NCT's common stock. At March 31, 2002, $1.0 million of the 8% convertible note principal could be exchanged for NCT common stock.

Shares Issued to Vendors and Others

     During the three months ended March 31, 2002, NCT issued 300,000 shares of our common stock to a consultant for services and recorded a cost of approximately $23,000 for the three months ended March 31, 2002.

NCT Audio Products, Inc.

Initial Financing - exchange of common stock

     In 1997, NCT Audio sold 2,145 shares of common stock for approximately $4.0 million in a private placement under Regulation D of the Securities Act of 1933 (the "Securities Act"). The terms of the sale allowed purchasers of NCT Audio's common stock to exchange their shares for NCT common stock at 80% of the five-day average closing bid price of NCT common stock for the five days immediately preceding the exchange. The NCT share exchanges are accounted for as step acquisitions of NCT Audio. In 1999, we changed the business strategy to suspend NCT Audio's acquisition effort. Based upon that change in strategy and the then current valuation, combined with the continuing inability of NCT Audio to generate positive cash flows from operations, we began impairing goodwill resulting from step acquisitions in exchanging the minority interests in NCT Audio for NCT common stock. Included in impairment of goodwill in our condensed consolidated statements of operations are charges attributable to step acquisitions of NCT Audio aggregating $0.5 million and $0.3 million, for the three months ended March 31, 2001 and 2002, respectively.

     During the three months ended March 31, 2002, we issued an aggregate of 3,930,818 shares of our common stock in exchange for 160 shares of NCT Audio common stock. At March 31, 2002, there were no shares of NCT Audio common stock subject to exchange outstanding.

Distributed Media Corporation

Exchange of common stock

     On February 28, 2002, we issued 2,142,073 shares of our common stock in exchange for 6.435 shares of DMC common stock pursuant to an employment termination agreement.

Artera Group, Inc. Preferred Stock

     NCT is obligated to register shares of its common stock for the exchange of Artera series A preferred stock. In 2002, we incurred a charge of $0.5 million for non-registration of the underlying shares of NCT common stock. This amount is included in preferred stock dividends and in the calculation of loss attributable to common stockholders for the three months ended March 31, 2002. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera series A preferred stock by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). For the three months ended March 31, 2001 and 2002, we calculated the 4% dividends earned by holders of the Artera series A preferred stock at $27,284 and $81,853, respectively. These amounts are included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

Pro Tech Communications, Inc. Preferred Stock

     For the three months ended March 31, 2001 and 2002, we calculated the 4% dividends earned by holders of the Pro Tech series A convertible preferred stock at $10,763 and $493, respectively. For the three months ended March 31, 2002, we calculated the 4% dividends earned by holders of the Pro Tech series B redeemable convertible preferred stock at $4,933. These amounts are included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

     For the three months ended March 31, 2002, the amortization of beneficial conversion feature related to Pro Tech series B redeemable convertible preferred stock was $25,262. This amount is included in beneficial conversion features and in the calculation of loss attributable to common stockholders.

Treasury Stock

     On March 1, 2002, all 6,078,065 shares of NCT treasury stock were retired and cancelled.

Options

     For the three months ended March 31, 2002, we granted non-plan options to purchase an aggregate of 11,725,000 shares of our common stock at exercise prices ranging from $0.079 to $0.13 as partial consideration for consulting services. We estimated the fair value of these options using the following assumptions in applying the Black-Scholes option pricing model: dividend yield of 0%; risk-free interest rates of 3.5% to 3.61%; volatility of 100%, and an expected life of four to five years. For the three months ended March 31, 2002, we recorded a charge for consulting services of $0.7 million.

Warrants

     During the three months ended March 31, 2002, in conjunction with the issuance of convertible notes, NCT granted Carole Salkind warrants to acquire an aggregate of 5,385,848 shares of its common stock at exercise prices ranging from $0.071 to $0.09 per share. The fair value of these warrants was approximately $0.3 million (determined using the Black-Scholes option pricing model). Based upon allocation of the relative fair values of the instruments, we recorded a discount of $0.3 million to the convertible notes issued to Carole Salkind.

     On January 10, 2002, NCT re-priced a warrant granted to a placement agent on October 25, 2001 to acquire 20,000,000 shares of NCT common stock from an exercise price of $0.09 per share to the lower of: $0.07 per share or the lowest closing bid price from January 10, 2002 through June 28, 2002. The October 25, 2001 warrant was for advisory services with respect to equity placements during 2001 and resulted in no effect on the statement of operations for the three months ended March 31, 2002. On January 10, 2002, we granted the same placement agent a warrant to acquire 5,000,000 shares of NCT common stock as consideration for advisory services on our $0.6 million financing then completed (see Note 9). If the closing bid price of our common stock from the date of grant through June 28, 2002 is greater than $0.25 per share, 3,000,000 shares of the unexercised warrant stock will be eliminated. During the three months ended March 31, 2002, we also issued warrants to outside consultants for the right to acquire an aggregate of 604,167 shares of our common stock at exercise prices ranging from $0.13 to $0.20 per share. The vesting of 200,000 shares of this warrant stock is contingent on the closing bid price of our common stock on any day from the date of grant through December 31, 2002 being greater than $1.00 per share. For the three months ended March 31, 2002, we recorded a charge for consulting services, in connection with vested warrants totalling 2,404,167 shares, of $0.2 million (determined using the Black-Scholes option pricing model). No charge was taken with respect to the contingent protion of these warrants.

12.  Business Segment Information:

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

     During the three months ended March 31, 2002, no geographic information for revenues from external customers or for long-lived assets is disclosed, as our primary market and capital investments were concentrated in the United States.

     Reportable segment data for the three month period ended March 31, 2002 and March 31, 2001 (see Note 2) is as follows (in thousands):

                                                                              (in thousands)
                                                                                Segment
                                         -------------------------------------------------------------------------------------------
                                                                                  Reportable    --------Other-------------   Grand
                                          Media    Communications   Technology    Segments     Corporate     Consolidating   Total
                                         -------------------------------------------------------------------------------------------
For the three months ended
March 31, 2002:
--------------
License Fees and Royalties                $ 535         $ 576          $ -         $ 1,111           $ 4        $ (4)       $ 1,111
Other Revenue - External                     29           874            -             903             -           -            903
Other Revenue - Other Operating
  Segments                                  (27)          158            -             131             -        (131)             -
 Income (Loss) before cumulative
  effect of accounting change            (1,243)       (2,234)         (70)         (3,547)       (3,150)        449         (6,248)
Cumulative effect of accounting change        -             -            -               -             -           -              -
Net Income (Loss)                        (1,243)       (2,234)         (70)         (3,547)       (3,150)        449         (6,248)


                                                                              (in thousands)
                                                                                Segment
                                         -------------------------------------------------------------------------------------------
                                                                                  Reportable    --------Other-------------   Grand
                                          Media    Communications   Technology    Segments     Corporate     Consolidating   Total
                                         -------------------------------------------------------------------------------------------
For the three months ended
March 31, 2002:
--------------
License Fees and Royalties                $ 228         $ 576          $ 115       $ 919           $ 9        $ (15)       $ 913
Other Revenue - External                    143         1,074              -       1,217             -            -        1,217
Other Revenue - Other Operating
  Segments                                  401           246              -         647             -         (647)           -
 Income (Loss) before cumulative
  effect of accounting change               556       (2,117)            (78)     (1,639)       (5,822)         456       (7,005)
Cumulative effect of accounting change        -       (1,582)              -      (1,582             -            -       (1,582)
Net Income (Loss)                           556       (3,699)            (78)     (3,221)       (5,822)         456       (8,587)

13.  Subsequent Events:

Transactions with Carole Salkind

     On May 2, 2002, NCT issued two secured convertible notes payable to Ms. Salkind for an aggregate of $2.7 million as aggregate consideration for $1.3 million related to curing the default on a convertible note dated March 27, 2000 and $1.4 million in cash. These notes mature on November 2, 2002 (approximately $1.3 million) and May 2, 2003 (approximately $1.4 million) and bear interest at 8% per annum payable at maturity. These notes are convertible into shares of NCT common stock (at $0.094 per share) and may be exchanged for shares of common stock of Pro Tech (at $0.03 per share) or any other NCT subsidiary that has an initial public offering (at the initial public offering price thereof). In conjunction with these notes, two five-year warrants were issued to Ms. Salkind to purchase an aggregate of approximately 6.8 million shares of our common stock at $0.094 per share.

Other Notes

     On May 14, 2002, we defaulted on the repayment of a convertible note for $8,750.

Litigation

     On May 9, 2002, an action was brought by Linford Group Limited against NCT in the U.S. District Court for the District of Connecticut. In its complaint, Linford alleges that NCT guaranteed an obligation of NCT's indirect subsidiary Artera Group International Limited, said to be in the amount of $425,000 (plus interest and late charges), for office refurbishment services claimed to have been rendered in the United Kingdom. At this stage, NCT cannot assess the likelihood of any liability ultimately being imposed upon it in this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

Caution Concerning Forward-Looking Statements

     This   report   on  Form  10-Q   contains   statements   which   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. NCT operates in a highly competitive and rapidly changing environment and business segments that are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of electronic systems; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenues to sustain our current level of operation; introduce, on a timely basis, new products; continue our current level of operations to support the fees associated with our patent portfolio; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic alliances; and protect our know-how, inventions and other secret or unprotected intellectual property. NCT's actual results could differ materially from management's expectations because of changes in these factors. New risk factors may arise and it is not possible for management to predict all of these risk factors, nor can management assess the impact of all of these risk factors on the company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

     All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

General Business Environment

     The company's operating revenues are comprised of technology licensing fees and royalties, product sales, advertising/media revenue and engineering and development services. Operating revenues for the three months ended March 31, 2002 consisted of approximately 55.2% in technology licensing fees and royalties, 43.5% in product sales, 0.5% in advertising/media revenue and 0.8% in engineering and development services.

     NCT continued its practice of marketing its technology through licensing to third parties for fees, generally by obtaining technology license fees when initiating joint ventures and alliances with new strategic partners, and subsequent royalties. The company has entered into a number of alliances and strategic relationships with established firms for the integration of its technology into products. The speed with which the company can achieve the commercialization of its technology depends, in large part, upon the time taken by these firms and their customers for product testing and their assessment of how best to integrate the company's technology into their products and manufacturing operations. While the company works with these firms on product testing and integration, it is not always able to influence how quickly this process can be completed. Presently, NCT is selling products through several of its alliances, including: Ultra is installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft; Oki is integrating the ClearSpeech(R) algorithm into large scale integrated circuits for communications applications; and BE Aerospace and Long Prosper are providing NoiseBuster(R) components for United Airlines' and five other international carriers' comprehensive in-flight entertainment and information systems.

     NCT has continued to make substantial investments in its technology and intellectual property and has incurred development costs for engineering prototypes, pre-production models and field tests of products. Management believes that the investment in our technology has resulted in the expansion of our intellectual property portfolio and improvement in the functionality, speed and cost of components and products.

     Management believes that currently available funds will not be sufficient to sustain NCT. Such funds consist of available cash and the funding derived from technology licensing fees, royalties, product sales and engineering and development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development revenue, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales and engineering and development services are not realized, then management believes additional working capital financing must be obtained. There is no assurance any financing is or would become available. (Refer to "Liquidity and Capital Resources" below and to Note 1 for a further discussion relating to continuity of operations.)

     In 2002, the company entered into certain transactions which provided additional funding. These transactions included the issuance of secured convertible notes and issuance of shares of common stock to suppliers and consultants for services rendered to the company. All of these transactions are described in greater detail below under "Liquidity and Capital Resources." See Notes 9 and 11.

RESULTS OF OPERATIONS

     Three months ended March 31, 2002 compared to three months ended March 31, 2001

     Total revenues for the three months ended March 31, 2002 were $2.0 million compared to $2.1 million for the same period in 2001, a decrease of $0.1 million or 4.8%.

     Technology licensing fees and royalties were $1.1 million in the three months ended March 31, 2002 as compared to $0.9 million for the same period in 2001, an increase of $0.2 million. For both periods, the license fee revenue was a result of our recognition of deferred revenue.

     For the three months ended March 31, 2002, product sales were $0.9 million compared to $1.1 million for three months ended March 31, 2001, an decrease of $0.2 million or 18.2%. The decrease was primarily due to reduced purchases by major customers.

     Gross profit margin on product sales, as a percentage of product revenues, decreased to 43.1% for the three months ended March 31, 2002 compared to 46.8% for the three months ended March 31, 2001.

     Advertising/media revenues were $10,000 for the three months ended March 31, 2002 compared to $0.1 million for the same period in 2001, a decrease of 90%. Advertising/media revenues are derived from the sale of audio and visual advertising in the Sight & Sound locations. Cost of advertising/media revenue was $8,000 for the three months ended March 31, 2002 compared to $0.2 million for the same period in 2001, a decrease of 96%. These decreases are primarily due to ceasing operations of DMC Cinema during the quarter.

     For the three months ended March 31, 2002, selling, general and administrative expenses totaled $4.4 million as compared to $4.1 million for the three months ended March 31, 2001, an increase of $0.3 million or 7.3%. Our selling, general and administrative expenses include compensation which generally comprises from 36% to 50% of the total; professional fees and expenses, including legal services; non-cash depreciation and amortization; marketing and promotional costs; and travel, among other costs.

     Total costs and expenses included non-cash expenditures of: (i) depreciation and amortization of $0.3 million in the three months ended March 31, 2002 and $0.6 million in the same period in 2001; (ii) interest expense of $1.2 million in the three months ended March 31, 2002 primarily due to amortization of original issue discounts of $0.3 million, amortization of beneficial conversion feature in convertible debt of $0.4 million and accrued costs on certain convertible debt issued by the company of $0.1 million and $1.1 million during the same period in 2001; (iii) impairment of goodwill of $0.3 million in the three months ended March 31, 2002 and $0.5 million during the same period in 2001 and (iv) repurchased licenses cost of zero in the three months ended March 31, 2002 and $1.3 million during the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     NCT has incurred substantial losses from operations since its inception, which have been recurring and amounted to $225.7 million on a cumulative basis through March 31, 2002. These losses, which include the costs for development of products for commercial use, have been funded primarily from:

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

     There can be no  assurance  that  sufficient  funding  will be  provided by technology license fees, royalties, product sales, advertising revenue and engineering and development revenue. In that event, NCT would have to substantially reduce its level of operations. These reductions could have an adverse effect on NCT's relationships with its customers and suppliers. Uncertainty exists with respect to the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at March 31, 2002 about NCT's ability to continue as a going concern.

     We recently entered into financing transactions because internally generated funding sources were insufficient. These financing transactions are described in the notes to the condensed consolidated financial statements. Other transactions entered into by NCT to fund its business pursuits during 2002 are also described in the notes to the condensed consolidated financial statements.

     At March 31, 2002, the company's cash and cash equivalents aggregated $0.1 million. NCT's working capital deficit was $56.6 million at March 31, 2002, compared to a deficit of $52.6 million at December 31, 2001. This $4.0 million increase in working capital deficit was primarily due to a the issuance of convertible notes during the three months ended March 31, 2002 and an increase in accounts payable and accrued expenses.

Operating Activities

     Net cash used in operating activities for the three months ended March 31, 2002 and 2001 was $3.0 million and $1.6 million, respectively.

     Our net accounts receivable decreased to $0.6 million at March 31, 2002 from $0.7 million at December 31, 2001. The decrease in net accounts receivable was due to the collection of accounts receivable and a decline in the company's entering into new technology license agreements in the 2002 period compared to the 2001 period in all segments.

     Our net inventory level decreased to $1.2 million at March 31, 2002 from $1.4 million at December 31, 2001. Inventory management continues to be an area of focus as the company balances the need to maintain strategic inventory levels to ensure competitive lead times with the risk of inventory obsolescence due to rapidly changing technology and customer requirements.

     Research and development expenditures decreased to $1.0 million for the three-month period ended March 31, 2002 compared to $1.3 million for the three-month period ended March 31, 2001. The company continues to believe that a strong commitment to research and development is required to drive long term growth.

     To improve its future operating cash flow, the company implemented substantial cost reduction and product simplification plans in 2001. These plans involved the evaluation and restructuring of unprofitable product offerings, including some telephony products, and the consolidation of various duplicate selling and general and administration expenses due to the acquisitions made.

Investing Activities

     The most significant  components of the company's investing activities are:
(i) capital expenditures; (ii) strategic acquisitions of, or investments in, other companies; and (iii) proceeds from dispositions of investments.

     Net cash used in investing activities was $16,000 for the three-month period ended March 31, 2002, as compared to $0.4 million for the three-month period ended March 31, 2001. The net cash used in investing activities for the three-month period ended March 31, 2002 was primarily due to capital expenditures.

     Capital expenditures for the three-month period ended March 31, 2002 consumed $27,000, compared to $0.3 million for the three-month period ended March 31, 2001. The company anticipates making additional investments during the remainder of 2002.

     In addition to available cash and cash equivalents, the company views its available-for-sale securities as additional sources of liquidity. At December 31, 2001 and March 31, 2002, the company's available-for-sale securities had approximate fair market values of $0.9 million and $0.6 million, respectively. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility, and, in general, have suffered a decline. In addition, the realizable value of these securities is subject to market and other conditions.

Financing Activities

     Net cash provided by financing activities was $2.6 million for the three-month period ended March 31, 2002, compared to $1.3 million for the three-month period ended March 31, 2001. The increase in cash provided by financing activities of $1.3 million was primarily due to the issuance and sale of convertible notes.

     At March 31, 2002, the company's short term debt was $17.8 million, net of discounts of approximately $1.6 million (principally comprised of $15.1 million of face value of outstanding convertible notes and $2.7 million of outstanding notes payable), compared to $16.3 million of short term debt at December 31, 2001. The cash proceeds were used for general corporate purposes.

     On January 10, 2002, Artera Group, Inc. privately placed a $550,000 secured convertible note with Alpha Capital Aktiengesellschaft for $83,872 in cash and the cancellation of a $65,000 NCT promissory note and a $400,000 NCT convertible note along with accrued interest.

     On January 11, 2002, NCT issued a secured convertible note ($2,231,265 principal amount) to Carole Salkind for $350,000 in cash and the cancellation of a $1,673,393 NCT convertible note along with accrued interest and a default penalty. The cash proceeds were used for general corporate purposes.

     On January 25, 2002, NCT issued a secured convertible note ($650,000 principal amount) to Carole Salkind for $650,000 in cash. The cash proceeds were used for general corporate purposes.

     On January 25, 2002, NCT issued a secured convertible note ($250,000 principal amount) to Carole Salkind for $250,000 in cash. The cash proceeds were used to fund an escrow account with an unrelated third party.

     On February 27, 2002, NCT issued a secured convertible note ($827,412 principal amount) to Carole Salkind for $800,000 in cash and the accrued interest and a default penalty on a $250,000 NCT convertible note dated January 25, 2002. The cash proceeds were used for general corporate purposes.

     On March 1, 2002, NCT issued a secured convertible note ($350,000 principal amount) to Carole Salkind for $350,000 in cash. The cash proceeds were used for general corporate purposes.

     On March 11, 2002, NCT privately placed a $400,000 convertible note with Alpha Capital Aktiengesellschaft for $385,340 in cash and the cancellation of a $14,628 Artera Group, Inc. promissory note along with accrued interest. The cash proceeds were used for general corporate purposes.

     The company expects that from time to time outstanding short term debt may be replaced with new short or long term borrowings. Although the company believes that it can continue to access the capital markets in 2002 on acceptable terms and conditions, its flexibility with regard to long term financing activity could be limited by: (i) the liquidity of our common stock on the open market, (ii) the company's current level of short term debt, and (iii) the company's credit ratings. In addition, many of the factors that affect the company's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of the company's control. There can be no assurances that the company will continue to have access to the capital markets on favorable terms. In 2001, we finalized a private equity credit agreement, which may provide us funds for operating purposes, although we are currently in default under that agreement.

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

     There were no material commitments for capital expenditures as of March 31, 2002, and no material commitments are anticipated in the near future.

Quantitative Or Qualitative Disclosure About Market Risk

     NCT's primary market risk exposures include fluctuations in interest rates and foreign exchange rates. NCT is exposed to short term interest rate risk on some of its obligations and trade accounts receivable sales. NCT does not use derivative financial instruments to hedge cash flows for such obligations. In the normal course of business, NCT employs established policies and procedures to manage these risks.

     Based upon a hypothetical ten percent proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration expected investment positions, commissions paid to selling agents, growth of new business and the expected borrowing level of variable-rate debt, the expected effect on net income related to our financial instruments would be immaterial.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For discussion of legal proceedings, see Note 10 - Litigation and Note 14 - Subsequent Events which are included herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sales of Unregistered Securities.

     On January 1, 2002, NCT issued a five-year warrant to purchase 500,000 shares of our common stock to Piedmont Consulting, Inc. exercisable at $0.20 per share, for consulting services. 300,000 of the warrant shares are subject to contingent vesting.

     On January 10, 2002, Artera Group, Inc. privately placed a $550,000 secured convertible note with Alpha Capital Aktiengesellschaft for $83,872 in cash and the cancellation and surrender of a $65,000 NCT promissory note and a $400,000 NCT convertible note along with accrued interest.

     On January 10, 2002, NCT issued a five-year warrant to purchase 5,000,000 shares of our common stock to Libra Finance S.A. exercisable at the lower of:
$0.07 per share or the lowest closing bid price from date of issue though June 28, 2002. 3,000,000 of the warrant shares are subject to expiration based upon a contingency.

     On January 10, 2002, NCT repriced a five-year warrant to purchase 20,000,000 shares of our common stock to Libra Finance S.A. granted on October 25, 2001 from an exercise price of $0.09 per share to the lower of: $0.07 per share or the lowest closing bid price from January 10, 2002 through June 28, 2002.

     On January 11, 2002, NCT issued a secured convertible note ($2,231,265 principal amount) to Carole Salkind for $350,000 in cash and the cancellation of a $1,673,393 NCT convertible note along with accrued interest and a default penalty.

     On January 11, 2002, NCT issued a five-year warrant to purchase 2,789,082 shares of our common stock to Carole Salkind exercisable at $0.079 per share. Ms. Salkind was also granted a five-year option to purchase a 10% equity interest in Artera Group, Inc. common stock at 10% of the net book value adjusted for any third party equity investment.

     On January 25, 2002, NCT issued a secured convertible note ($650,000 principal amount) to Carole Salkind for $650,000 in cash.

     On January 25, 2002, NCT issued a secured five-year warrant to purchase 812,500 shares of our common stock to Carole Salkind exercisable at $0.09 per share.

     On January 25, 2002, NCT issued a secured convertible note ($250,000 principal amount) to Carole Salkind for $250,000 in cash.

     On January 25, 2002, NCT issued a five-year warrant to purchase 312,500 shares of our common stock to Carole Salkind exercisable at $0.09 per share.

     On January 25, 2002, NCT issued five-year options to purchase an aggregate of 8,350,000 shares of our common stock to Leben Care, Inc. exercisable at a range from $0.79 to $0.13 per share as partial consideration for consulting services.

     On January 31, 2002, NCT issued a five-year warrant to purchase 104,167 shares of our common stock to Robert C. Lau exercisable at $0.13 per share pursuant to the settlement agreement with Clayton Dunning & Company, Inc.

     On February 27, 2002, NCT issued a secured convertible note ($827,412 principal amount) to Carole Salkind for $800,000 in cash and the accrued interest and a default penalty on a $250,000 NCT convertible note dated January 25, 2002.

     On February 27, 2002, NCT issued a five-year warrant to purchase 1,034,266 shares of our common stock to Carole Salkind exercisable at $0.079 per share.

     On February 27, 2002, NCT issued five-year options to purchase an aggregate of 3,375,000 shares of our common stock to Stopnoise.com, Inc. exercisable at a range from $0.79 to $0.12 per share as partial consideration for consulting services.

     On March 1, 2002, NCT retired 6,078,065 shares of treasury stock.

     On March 1, 2002, NCT issued a convertible note ($350,000 principal amount) to Carole Salkind for $350,000 in cash.

     On March 1, 2002, NCT issued a five-year warrant to purchase 437,500 shares of our common stock to Carole Salkind exercisable at $0.079 per share.

     On March 11, 2002, NCT privately placed a $400,000 convertible note with Alpha Capital Aktiengesellschaft for $385,340 in cash and upon the cancellation and surrender of a $14,628 Artera Group, Inc. promissory note along with accrued interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 6. EXHIBITS

4(a) Warrant dated January 1, 2002 issued to Piedmont Consulting, Inc. for the purchase of 500,000 shares of NCT common stock at a purchase price of $0.20 per share.

4(b) Warrant dated January 10, 2002 issued to Libra Finance S.A. for the purchase of 5,000,000 shares of NCT common stock at a purchase price of the lower of $0.07 per share or the lowest closing bid price from January 10, 2002 through June 28, 2002.

4(c) Repricing of Warrant  dated  January 10, 2002 issued to Libra  Finance S.A.
     for the purchase of 20,000,000 shares of NCT common stock from a purchase price of $0.09 per share to the lower of: $0.07 per share or the lowest closing bid price from January 10, 2002 through June 28, 2002.

4(d) Warrant  dated January 31, 2002 issued to Robert C. Lau for the purchase of
     104,167 shares of NCT common stock at a purchase price of $0.13 per share.

4(e) Warrant dated March 1, 2002 issued to Carole Salkind for the purchase of 437,500 shares of NCT common stock at a purchase price of $0.079 per share.

4(f) Warrant dated May 2, 2002 issued to Carole Salkind for the purchase of 3,188,708 shares of NCT common stock at a purchase price of $0.094 per share.

4(g) Warrant dated May 2, 2002 issued to Carole Salkind for the purchase of 3,562,500 shares of NCT common stock at a purchase price of $0.094 per share.

4(h) Warrant dated January 11, 2002 issued to Carole Salkind for the purchase of 2,789,082 shares of common stock at an exercise price of $0.079 per share incorporated herein by reference to Exhibit 4(m) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(i) Option dated January 11, 2002 granted to Carole Salkind to acquire a 10% equity interest in Artera Group, Inc. incorporated herein by reference to
     Exhibit 4(n) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(j) Warrant dated January 25, 2002 issued to Carole Salkind for the purchase of 812,500 shares of NCT common stock at an exercise price of $0.09 per share incorporated herein by reference to Exhibit 4(o) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(k) Warrant dated January 25, 2002 issued to Carole Salkind for the purchase of 312,500 shares of NCT common stock at an exercise price of $0.09 per share incorporated herein by reference to Exhibit 4(p) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(l) Warrant dated February 27, 2002 issued to Carole Salkind for the purchase of 1,034,226 shares of NCT common stock at an exercise price of $0.079 per share incorporated herein by reference to Exhibit 4(q) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(a)Subscription  Agreement dated January 10, 2002,  between Artera Group, Inc.
     and Alpha Capital Aktiengesellschaft.

10(b)Security  Agreement dated January 10, 2002,  between Artera Group, Inc. and
     Alpha Capital Aktiengesellschaft.

10(c)Secured  Convertible Note in the principal amount of $550,000 dated January
     10, 2002, between Artera Group, Inc. and Alpha Capital Aktiengesellschaft.

10(d)Funds Escrow  Agreement  dated  January 10, 2002,  issued by Artera  Group,
     Inc. to Alpha Capital Aktiengesellschaft.

10(e)Secured  Convertible  Note in principal  amount of $350,000  dated March 1,
     2002 issued by the Company to Carole Salkind.

10(f)Subscription  Agreement dated March 11, 2002, between the Company and Alpha
     Capital Aktiengesellschaft.

10(g)Funds Escrow Agreement dated March 11, 2002,  between the Company and Alpha
     Capital Aktiengesellschaft.

10(h)Secured  Convertible  Note in the principal  amount of $400,000 dated March
     11, 2002, issued by the Company to Alpha Capital Aktiengesellschaft.

10(i)Secured  Convertible Note in principal amount of $1,275,482.97 dated May 2,
     2002 issued by the Company to Carole Salkind.

10(j)Secured  Convertible  Note in principal  amount of $1,425,000  dated May 2,
     2002 issued by the Company to Carole Salkind.

10(k)Secured  Convertible  Note  in  principal  amount  of  $2,231,265.04  dated
     January 11, 2002 issued by the Company to Carole Salkind incorporated herein by reference to Exhibit 10(az) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(l)Secured  Convertible Note in principal amount of $650,000 dated January 25,
     2002 issued by the Company to Carole Salkind incorporated herein by reference to Exhibit 10(az)(1) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(m)Secured  Convertible Note in principal amount of $250,000 dated January 25,
     2002 issued by the Company to Carole Salkind incorporated herein by reference to Exhibit 10(az)(2) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(n)Secured  Convertible  Note in principal  amount of $827,412  dated February
     27, 2002  issued to Carole  Salkind  incorporated  herein by  reference  to
     Exhibit 10(az)(3) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

-----------------------------------

(b)  Reports filed on Form 8-K:

     On February 14, 2002, the company filed a report on Form 8-K, dated February 14, 2002 announcing a change in independent accountants.

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


Dated: May 15, 2002