Form 10-Q
period 2002-06-30
NCT GROUP INC
filed 2002-08-14
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      June 30, 2002



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

              435,881,009 shares outstanding as of August 12, 2002


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)

                                                                                              (in thousands)
                                                                                  December 31,              June 30,
                                                                                      2001                    2002
                                                                                ------------------     -------------------
ASSETS                                                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                                              $ 567                   $ 432
     Investment in marketable securities (Note 5)                                             882                     234
     Accounts receivable, net (Note 5)                                                        716                     467
     Inventories, net  (Note 5)                                                             1,385                   1,037
     Other current assets (Note 5)                                                            773                     566
                                                                                ------------------     -------------------
                     Total current assets                                                   4,323                   2,736

Property and equipment, net (Note 5)                                                        1,844                   1,498
Goodwill, net                                                                               7,184                   7,184
Patent rights and other intangibles, net                                                    4,088                   3,862
Other assets (Note 5)                                                                       2,570                   2,533
                                                                                ------------------     -------------------
                                                                                         $ 20,009                $ 17,813
                                                                                ==================     ===================
LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIT
Current liabilities:
     Accounts payable                                                                     $ 5,553                 $ 5,725
     Accrued expenses                                                                      12,093                  15,616
     Notes payable (Note 7)                                                                 3,208                   3,058
     Current maturities of convertible notes (Note 8)                                      11,710                  15,554
     Deferred revenue (Note 5)                                                              4,616                   3,503
     Other current liabilities (Note 5)                                                    19,779                   5,832
                                                                                ------------------     -------------------
                     Total current liabilities                                             56,959                  49,288
                                                                                ------------------     -------------------

Long-term liabilities:
     Deferred revenue (Note 5)                                                              4,815                   3,745
     Convertible notes  (Note 8)                                                                -                     699
     Other liabilities (Note 5)                                                             2,950                   2,662
                                                                                ------------------     -------------------
                     Total long-term liabilities                                            7,765                   7,106
                                                                                ------------------     -------------------

Commitments and contingencies

Minority interest in consolidated subsidiaries                                              8,748                   8,719
                                                                                ------------------     -------------------

Stockholders' capital deficit (Notes 6 and 10):
Preferred stock, $.10 par value,
10,000,000 shares authorized:
    Series H preferred stock, issued and outstanding, 0 and 1,800 shares,
      respectively (redemption amount $0 and $18,013,808 respectively)                          -                  18,014
Common stock, $.01 par value, authorized 645,000,000 shares,
   issued 428,830,800 and 435,218,842 shares, respectively                                  4,288                   4,352
Additional paid-in capital                                                                164,621                 170,331
Accumulated other comprehensive income (loss)                                                  50                    (562)
Accumulated deficit                                                                      (219,459)               (239,435)
Treasury stock, 6,078,065 and 0 shares, respectively
   of common stock, at cost                                                                (2,963)                      -
                                                                                ------------------     -------------------
                     Total stockholders' capital deficit                                  (53,463)                (47,300)
                                                                                ------------------     -------------------
                                                                                         $ 20,009                $ 17,813
                                                                                ==================     ===================

The accompanying notes are an integral part of the condensed consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)
                                                                               (in thousands, except per share amounts)
                                                                    Three months ended June 30,         Six months ended June 30,
                                                                   -----------------------------    ------------------------------
                                                                      2001              2002             2001            2002
                                                                   ---------------   -----------    --------------   -------------
                                                                     (Note 2)                           (Note 2)
REVENUE:
   Technology licensing fees and royalties                                $ 1,561       $ 1,342           $ 2,474         $ 2,453
   Product sales, net                                                       1,229           703             2,313           1,580
   Advertising/media                                                          138             2               253              12
   Engineering and development services                                        22             8                40              24
                                                                   ---------------   -----------    --------------   -------------
          Total revenue                                                   $ 2,950         2,055           $ 5,080           4,069
                                                                   ---------------   -----------    --------------   -------------

COSTS AND EXPENSES:
   Cost of product sales                                                      469           405             1,046             904
   Cost of engineering and development services                                 1             4                 1               4
   Cost of advertising/media                                                   95             -               338               8
   Selling, general and administrative                                      5,265         2,892             9,410           7,279
   Research and development                                                 1,650         1,014             2,900           2,060
   Impairment of goodwill, net (Note 10)                                       73             -               606             300
   Repurchased licenses, net                                               18,000         9,199            19,278           9,199
                                                                   ---------------   -----------    --------------   -------------
          Total operating costs and expenses                               25,553        13,514            33,579           19,754
Non-operating items:
   Other (income) expense, net (Note 5)                                     3,721           840             3,687           1,663
   Interest expense, net                                                    1,711         1,429             2,854           2,628
                                                                   ---------------   -----------    --------------   -------------
          Total costs and expenses                                         30,985        15,783            40,120          24,045
                                                                   ---------------   -----------    --------------   -------------
LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                       (28,035)      (13,728)          (35,040)        (19,976)
  Cumulative effect of change in accounting principle                           -             -            (1,582)              -
                                                                   ---------------   -----------    --------------   -------------

NET LOSS                                                                $ (28,035)    $ (13,728)        $ (36,622)      $ (19,976)

Beneficial conversion features (Note 10)                                        -            16               250              41
Preferred stock dividends (Note 10)                                            88           621               132           1,227
                                                                   ---------------   -----------    --------------   -------------

LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                                     $ (28,123)    $ (14,365)        $ (37,004)      $ (21,244)
                                                                   ===============   ===========    ==============   =============

Loss per share -
   Loss before cumulative effect of change
     in accounting principle                                              $ (0.07)      $ (0.03)          $ (0.09)        $ (0.05)
   Cumulative effect of change in accounting principle                          -             -             (0.01)              -
                                                                   ---------------   -----------    --------------   -------------
   Basic and diluted                                                      $ (0.07)      $ (0.03)          $ (0.10)        $ (0.05)
                                                                   ===============   ===========    ==============   =============
Weighted average common shares outstanding -
   basic and diluted                                                      373,329       434,881           352,609         430,386
                                                                   ===============   ===========    ==============   =============

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                                                    Three months ended June 30,         Six months ended June 30,
                                                                   -----------------------------    ------------------------------
                                                                       2001             2002               2001          2002
                                                                   ---------------   -----------    --------------   -------------

NET LOSS                                                                $ (28,035)    $ (13,728)        $ (36,622)      $ (19,976)
Other comprehensive income (loss):
   Currency translation adjustment                                             38            (1)               97              21
   Unrealized (loss)/adjustment of unrealized loss on
     marketable securities                                                  2,939          (346)            2,281            (633)
                                                                   ---------------   -----------    --------------   -------------
COMPREHENSIVE LOSS                                                      $ (25,058)    $ (14,075)        $ (34,244)      $ (20,588)
                                                                   ===============   ===========    ==============   =============

The accompanying notes are an integral part of the condensed consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 5)
(Unaudited)
                                                                                                      (in thousands)
                                                                                                 Six months ended June 30,
                                                                                        -------------------------------------------
                                                                                               2001                    2002
                                                                                        -------------------      ------------------
                                                                                            (Note 2)
Cash flows from operating activities:
       Net loss                                                                                  $ (36,622)              $ (19,976)
       Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                             1,310                     602
           Common stock, warrants and options issued as consideration for:
              Compensation                                                                              10                     169
              Operating expenses                                                                       896                   1,463
           Costs incurred related to convertible debt                                                  150                   1,837
           Provision for inventory                                                                       -                    (270)
           Provision for doubtful accounts and uncollectible amounts                                   283                      63
           Gain on disposition of fixed assets                                                          (6)                      -
           Repurchased licenses, net                                                                19,278                   9,199
           Impairment of goodwill, net (Note 10)                                                       606                     300
           Costs of exiting activities                                                                   -                     303
           Convertible note induced conversion expense                                                 190                       -
           Gain on sale of NXT ordinary shares                                                        (572)                      -
           Unrealized loss on trading securities                                                       482                       -
           Realized loss on available-for-sale securities                                            2,969                       -
           Realized loss on fair value of warrant                                                    1,017                     130
           Cumulative effect of change in accounting principle                                       1,582                       -
           Amortization of debt discounts                                                            1,310                   1,547
           Minority interest loss                                                                     (156)                   (203)
           Changes in operating assets and liabilities, net of acquisitions:
                Decrease in accounts receivable                                                      1,342                     186
                Decrease in inventories                                                                 50                     618
                (Increase)  decrease in other assets                                                  (105)                    131
                Increase in accounts payable and accrued expenses                                    2,438                   1,389
                Decrease in other liabilities and deferred revenue                                  (2,931)                 (2,492)
                                                                                        -------------------      ------------------
           Net cash used in operating activities                                                  $ (6,479)               $ (5,004)
                                                                                        -------------------      ------------------
Cash flows from investing activities:
       Capital expenditures                                                                         $ (839)                  $ (67)
       Net cash paid for Artera Group International Limited acquisition                               (100)                      -
       Proceeds from sale of capital equipment                                                           -                      11
       Proceeds from sale of NXT ordinary shares                                                     3,869                       -
                                                                                        -------------------      ------------------
           Net cash provided by (used in)  investing activities                                    $ 2,930                   $ (56)
                                                                                        -------------------      ------------------
Cash flows from financing activities:
       Proceeds from:
           Convertible notes and notes payable (net) (Notes 7 and 8)                               $ 2,945                 $ 5,074
           Sale of preferred stock (net)                                                                 -                     110
           Sale of excess exchange shares                                                              164                       -
           Collection of subscription receivable                                                       213                       -
           Repayments of notes                                                                         (40)                   (256)
                                                                                        -------------------      ------------------
           Net cash provided by financing activities                                               $ 3,282                 $ 4,928
                                                                                        -------------------      ------------------
Effect of exchange rate changes on cash                                                             $ (151)                   $ (3)
                                                                                        -------------------      ------------------
Net decrease in cash and cash equivalents                                                             (418)                   (135)
Cash and cash equivalents - beginning of period                                                      1,167                     567
                                                                                        -------------------      ------------------
Cash and cash equivalents - end of period                                                            $ 749                   $ 432
                                                                                        ===================      ==================

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, NCT Group, Inc. and its subsidiaries are referred to as the "company," "we," "our," "us" or "NCT." The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and six months ended June 30, 2002 and cash flows for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. We have reclassified some amounts in the prior periods' financial statements to conform to the current periods' presentation.

     NCT has incurred substantial losses from operations since its inception which cumulatively amounted to $239.4 million through June 30, 2002. Cash and cash equivalents amounted to $0.4 million at June 30, 2002, decreasing from $0.6 million at December 31, 2001. A working capital deficit of $46.6 million exists at June 30, 2002. NCT is in default of $2.9 million of its notes payable and $13.8 million of its convertible notes at June 30, 2002. Management believes that currently available funds will not be sufficient to sustain NCT at present levels. NCT's ability to continue as a going concern is dependent on funding from several sources, including available cash and cash equivalents and cash generated from its revenue sources, particularly technology licensing fees and royalties and product sales. The level of realization of funding from our revenue sources is presently uncertain. If anticipated revenues do not generate sufficient cash, management believes additional working capital financing must be obtained. We are attempting to raise additional capital to fund operations (see Note 12). There is no assurance any of the financing is or would become available.

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

     The accompanying condensed consolidated financial statements have been prepared assuming that the company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at June 30, 2002 about the company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

2.   Restatement of Prior Year Statements of Operations:

     The accompanying statements of operations for the three and six months ended June 30, 2001 have been retroactively adjusted to reflect the transactions described below.


(in thousands, except per share amounts)
                                                                          Three months ended
                                                                            June 30, 2001
                                                                    ------------------------------
                                                                         As                             Transaction
                                                                      Reported         Adjusted          Reference
                                                                    --------------   -------------     -------------
Revenue:
   Technology licensing fees and royalties                               $  1,023       $   1,561        a, b, f
   Product sales, net                                                       1,229           1,229
   Advertising/media                                                          513             138           c
   Engineering and development services                                        22              22
                                                                    --------------   -------------
          Total revenue                                                  $  2,787       $   2,950
                                                                    --------------   -------------

Costs and expenses:
   Cost of product sales                                                      468             469
   Cost of engineering and development services                                 1               1
   Cost of advertising/media                                                   95              95
   Selling, general and administrative                                      5,331           5,265          a, i
   Research and development                                                 1,358           1,650          b, h
   Impairment of goodwill, net                                                113              73           d
   Repurchased licenses, net                                                   -           18,000           g
                                                                    --------------   -------------
          Total operating costs and expenses                                7,366         25,553
                                                                    --------------   -------------
Non-operating items:
   Other (income) expense, net                                              5,321           3,721          e, i
   Interest expense, net                                                    1,711           1,711
                                                                    --------------   -------------
          Total costs and expenses                                         14,398          30,985
                                                                    --------------   -------------

Loss before cumulative effect of change in accounting principle           (11,611)        (28,035)
     Cumulative effect of change in accounting principle                        -               -
                                                                    --------------   -------------

Net loss                                                                $ (11,611)      $ (28,035)
                                                                    ==============   =============

Loss attributable to common stockholders                                 $(11,982)      $ (28,123)
                                                                    ==============   =============

Loss per share - basic and diluted                                       $  (0.03)      $   (0.07)
                                                                    ==============   =============

Weighted average common shares outstanding - basic and diluted            379,407         373,329
                                                                    ==============   =============


                                                                                 Six months ended              Transaction
                                                                                 June 30, 2001                  Reference
                                                                         ------------------------------     ------------------
                                                                               As
                                                                             Reported         Adjusted
                                                                         --------------   -------------
Revenue:
   Technology licensing fees and royalties                                     $ 1,933       $   2,474        a, b, f
   Product sales, net                                                            2,313           2,313
   Advertising/media                                                             1,003             253           c
   Engineering and development services                                             40              40
                                                                         --------------   -------------
          Total revenue                                                          5,289           5,080
                                                                         --------------   -------------

Costs and expenses:
   Cost of product sales                                                         1,046           1,046
   Cost of engineering and development services                                      1               1
   Cost of advertising/media                                                       338             338
   Selling, general and administrative                                           7,756           9,410          a, i
   Research and development                                                      2,522           2,900          b, h
   Impairment of goodwill, net                                                   1,494             606           d
   Repurchased licenses, net                                                         -          19,278          a, g
                                                                         --------------   -------------
          Total operating costs and expenses                                    13,157          33,579
                                                                         --------------   -------------
Non-operating items:
   Other (income) expense, net                                                   6,712           3,687         e, h, i
   Interest expense, net                                                         2,854           2,854
                                                                         --------------   -------------
          Total costs and expenses                                              22,723          40,120
                                                                         --------------   -------------

Loss before cumulative effect of change in accounting principle                (17,434)        (35,040)
     Cumulative effect of change in accounting principle                             -          (1,582)          e
                                                                         --------------   -------------

Net loss                                                                     $ (17,434)       $(36,622)
                                                                         ==============   =============

Loss attributable to common stockholders                                     $ (18,099)       $(37,004)
                                                                         ==============   =============

Loss per share - basic and diluted                                           $   (0.05)        $ (0.10)
                                                                         ==============   =============

Weighted average common shares outstanding - basic and diluted                 358,687         352,609
                                                                         ==============   =============


                                                                             As of June 30, 2001
                                                                         -----------------------------
                                                                              As
Balance Sheet Data:                                                         Reported       Adjusted
                                                                         -------------   -------------
 Total assets                                                                $ 51,711        $ 51,360
 Total current liabilities                                                     37,482          53,371
 Total long term liabilities                                                    7,443           7,803
 Accumulated deficit                                                         (159,233)       (178,421)
 Total stockholders' capital deficit                                           (1,693)        (18,205)
 Working capital (deficit)                                                    (19,979)        (37,279)

Footnotes:
----------
     a) On March 7, 2001, the company decided to reacquire two Distributed Media Corporation (DMC) licenses held by Eagle Assets and Brookepark for $4.0 million. As a result, we incurred an aggregate charge of $1.3 million, net of $2.7 million reduction of deferred revenue to zero, included in repurchased licenses, net for the six months ended June 30, 2001. Concurrently, we ceased recognition of revenue on these DMC licenses. The net change in license fee revenue was a decrease of $0.3 million and $0.4 million for the three and six months ended June 30, 2001, respectively. The accounts receivable reserve was increased by $0.3 million resulting in an increase of selling, general and administrative expenses for the six months ended June 30, 2001.

     b) On March 31, 2001, pursuant to the May 8, 2000 (as amended by the June 30, 2000) license agreement with ITC, license fee revenue increased by $0.3 million and $0.4 million and research and engineering cost increased by $0.3 million and $0.4 million for the three and six months ended June 30, 2001, respectively.

     c) On May 5, 2000, Theater Radio Network, Inc. entered into an advertising agreement with InsiderStreet.com, Inc. The advertising agreement required, among other things, Theater Radio Network to play InsiderStreet's commercials in a minimum of 8,500 theater screens at a cost of $20.58 per theater screen per month, as further described in the agreement. The term of the agreement was two years commencing on June 19, 2000. At the date of acquisition (August 18, 2000) of Theater Radio Network by DMC Cinema, Theater Radio Network had remaining 475,595 shares of the originally issued 575,595 shares of InsiderStreet common stock which were valued at $2.5 million. At the time of the transaction, approximately $2.9 million was recorded as deferred revenue that was expected to be recognized as revenue over the two-year term of the advertising agreement. Subsequent to our acquisition of Theater Radio Network, we received notification that InsiderStreet was canceling the advertising arrangement. We continued providing services for a period of time after the termination. InsiderStreet agreed that DMC Cinema could retain the shares. The recognition of deferred revenue ceased. The net change in advertising/media revenue was a decrease of $0.4 million and $0.8 million for the three and six months ended June 30, 2001, respectively.

     d) During 2001, step acquisitions of NCT Audio were adjusted to reflect the fact that our investment in this subsidiary had been reduced to zero. The net change was $0.1 million and $0.9 million as reduction in impairment of goodwill, net for the three and six months ended June 30, 2001, respectively.

     e) Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 138 on January 1, 2001, we realized a reduction in the carrying value of a warrant from a licensee of approximately $1.6 million. The charge was classified as cumulative effect of change in accounting principle for the six months ended June 30, 2001 from other (income) expense, net. The net change of this reclassification coupled with the first quarter 2001 valuation decrease of $0.1 million was a decrease in other (income) expense, net of $1.7 million and $1.6 million for the three and six months ended June 30, 2001, respectively.

     f) On March 31, 2001, NXT plc, New Transducers Limited (NXT) and NCT Audio and the company entered into several agreements terminating the cross license agreement dated September 27, 1997. Under the new agreements, NCT received 2.0 million ordinary NXT plc shares in consideration for the cancellation of the 6% royalty payable by NXT to NCT Audio. The NXT plc shares issued had a value of approximately $9.2 million. For each of the three and six months ended June 30, 2001, license fee revenue increased by $0.5 million.

     g) On April 12, 2001, we acquired a 25% interest in DMC New York, Inc. for $4.0 million from Crammer Road LLC, the sole shareholder, and agreed to acquire the remaining 75% interest pursuant to a private equity credit agreement. The acquisition resulted in a charge to operations because DMC New York had not commenced operations. For each of the three and six months ended June 30, 2001, repurchased licenses, net increased by $18.0 million.

     h) On February 9, 2001, accounts payable relating to the acquisition of a patent was forgiven in the amount of $0.4 million. The cost of the patent was reduced and the amortization thereon adjusted. This change resulted in a decrease in research and development expense of $0.1 million for the three and six months ended June 30, 2001, respectively, and an increase in other income (expense), net of $0.4 million for the six months ended June 30, 2001.

     i) We have reclassified amounts from other (income) expense, net to selling, general and administrative expenses to conform to the current periods' presentation. The reclassification resulted in an increase of $0.1 million and a decrease of $1.4 million in other (income) expense, net for the three and six months ended June 30, 2001. The reclassification resulted in a decrease of $0.1 million and an increase of $1.4 million in selling, general and administrative expenses for the three and six months ended June 30, 2001, respectively.

3.   Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, we are required to reassess the goodwill and other intangible assets recorded in connection with acquisitions, as well as their useful lives. SFAS 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The company adopted SFAS 142 effective January 1, 2002. Adoption of SFAS 142 required us to evaluate the future cash flows related to goodwill and other intangible assets. Using the guidelines in SFAS 142 for intangible assets with finite lives, the estimated future cash flows were determined in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The estimated future cash flows were then compared to the carrying value of our other intangible assets. As of January 1, 2002, we did not have any impairment of other intangible assets. The adoption of SFAS 142 resulted in the elimination of the amortization of goodwill which would have been $0.1 million and $0.2 million for the three and six months ended June 30, 2002, respectively, and had no other impact on our financial statements. At June 30, 2002, we had $7.2 million of goodwill, net of amortization and $3.9 million of patent rights and other intangibles, net of amortization. For the three and six months ended June 30, 2001 and June 30, 2002, we had $0.5 million and zero, and $0.8 million and zero of goodwill amortization expense, respectively. For the three and six months ended June 30, 2001 and June 30, 2002, we had $0.1 and $0.1 million, and $0.3 million and $0.2 million of other intangible asset amortization expense, respectively.

4.   Acquisitions:

     On June 21, 2002, NCT completed our planned acquisition of the remaining 75% of DMC New York, Inc. (DMC NY), for $18.0 million, $14.0 million of which had been accrued in the second quarter of 2001. DMC NY is the owner of 16 licenses previously purchased from our subsidiary, Distributed Media Corporation, in 1999. We acquired the 12,000 remaining outstanding shares of DMC NY common stock and received $0.1 million net proceeds from Crammer Road LLC in exchange for 1,800 shares of our series H preferred stock with a stated value of $18.0 million (see Note 10). The purchase of the remaining 75% of DMC NY has been valued at the estimated fair value of the NCT common stock underlying the $18 million stated value of our series H preferred stock which includes an additional $5.3 million of value resulting from the conversion rate of 75% of the average closing bid price for the five days prior to acquisition, compared to the closing bid price on the day of acquisition. We recorded an aggregate charge of $9.2 million for the three and six months ended June 30, 2002 classified as repurchased licenses, net because DMC NY has not commenced operations. DMC NY has not recorded any revenue and apart from its New York Metro license rights, has no other assets or operations. The aggregate cost for this acquisition (16,000 shares), including the 25% purchased in 2001, was $27.2 million. The purchase price was arrived at in various negotiations between NCT and Crammer Road. The acquisition resulted in our control of the number one designated market area. We did not obtain an independent valuation.

5.   Other Financial Data:

Balance Sheet Items:

     Investments in marketable securities include available-for-sale securities at market value. The following table displays the fair value, cost basis, and realized/unrealized gain (loss) of the company's available-for-sale securities (in thousands):


                                    December 31, 2001                                  June 30, 2002
                        -------------------------------------------      ---------------------------------------------
                           Cost          Realized        Market            Cost          Unrealized           Market
                          Basis         Gain/(Loss)      Value             Basis        Gain/(Loss)           Value
                        ------------  -------------  --------------      ---------   ---------------   ---------------

Available-for-sale:
   ITC                      $ 4,696       $ (3,898)          $ 798          $ 798            $ (592)            $ 206
   Teltran                      743           (659)             84             84               (56)               28
   InsiderStreet              2,479         (2,479)              -              -                 -                 -
                        ------------  -------------  --------------      ---------   ---------------   ---------------

     Totals                 $ 7,918       $ (7,036)          $ 882          $ 882            $ (648)            $ 234
                        ============  =============  ==============      =========   ===============   ===============

     The company reviews declines in the value of its investment portfolio when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. The company considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary.

     Accounts receivable comprise the following (in thousands):


                                        December 31,         June 30,
                                            2001               2002
                                        -------------     --------------
Technology license fees and royalties        $   287              $   8
Joint ventures and affiliates                     34                 34
Other receivables                                693                786
                                        -------------     --------------
                                             $ 1,014              $ 828
Allowance for doubtful accounts                 (298)              (361)
                                        -------------     --------------
     Accounts receivable, net                $   716              $ 467
                                        =============     ==============

     Inventories comprise the following (in thousands):


                                               December 31,     June 30,
                                                   2001           2002
                                              -------------     ----------
Components                                         $   427        $   263
Finished goods                                       1,749          1,295
                                              -------------     ----------
                                                   $ 2,176        $ 1,558
Reserve for obsolete & slow moving inventory          (791)          (521)
                                              -------------     ----------
     Inventories, net                              $ 1,385        $ 1,037
                                              =============     ==========

     Other current assets comprise the following (in thousands):


                                       December 31,      June 30,
                                          2001             2002
                                      -------------    ---------------

Notes receivable                           $ 1,000            $ 1,000
Investment in warrant (Teltran)                152                 22
Due from officer                               105                109
Other                                          516                435
                                      -------------    ---------------
                                           $ 1,773            $ 1,566
Reserve for uncollectible amounts           (1,000)            (1,000)
                                      -------------    ---------------
     Other current assets                  $   773            $   566
                                      =============    ===============

     Other assets (long term) comprise the following (in thousands):

                                     December 31,             June 30,
                                        2001                   2002
                                   ------------------     ---------------

Marketable ITC securities                    $ 1,304             $ 1,319
Advances and deposits                            651                 637
Deferred charges                                 537                 480
Other                                             78                  97
                                   ------------------     ---------------
     Other assets                            $ 2,570             $ 2,533
                                   ==================     ===============

     Property and equipment comprise the following (in thousands):

                                       December 31,        June 30,
                                          2001               2002
                                    ----------------    ---------------
Machinery and equipment                     $ 3,798            $ 2,020
Furniture and fixtures                          623                630
Leasehold improvements                          966                910
Tooling                                         619                619
Other                                           432                499
                                    ----------------    ---------------
                                            $ 6,438            $ 4,678
Accumulated depreciation                     (4,594)            (3,180)
                                    ----------------    ---------------
     Property and equipment, net            $ 1,844            $ 1,498
                                    ================    ===============

     Deferred revenues comprise the following (in thousands):

                                                  December 31,        June 30,
                                                     2001               2002
                                                 --------------     -----------
NXT                                                    $ 6,955         $ 5,885
Teltran                                                  1,921             768
Other                                                      555             595
                                                 --------------     -----------
                                                       $ 9,431         $ 7,248
Less: amount classified as current                      (4,616)         (3,503)
                                                 --------------     -----------
     Deferred revenue (classified as long term)        $ 4,815         $ 3,745
                                                 ==============     ===========

     Other current liabilities comprise the following (in thousands):

                                        December 31,             June 30,
                                            2001                   2002
                                     ------------------     -----------------
License reacquisition payable                 $ 18,000               $ 4,000
Development fee payable                            800                   650
Royalty payable                                    766                 1,054
Due to L&H                                         100                   100
Other                                              113                    28
                                     ------------------     -----------------
    Other current liabilities                 $ 19,779               $ 5,832
                                     ==================     =================

     Other liabilities (long term) comprise the following (in thousands):


                                                            December 31,         June 30,
                                                                2001               2002
                                                          -----------------     --------------
Due to ITC                                                         $ 1,422            $ 1,422
Royalty payable                                                        959                671
Due to selling shareholders of Theater Radio Network                   569                569
                                                          -----------------     --------------
     Other liabilities                                             $ 2,950            $ 2,662
                                                          =================     ==============

Statements of Operations Information:

     Other (income) expense, net comprise the following (in thousands):


                                                                          Three months ended June 30,     Six months ended June 30,
                                                                          ---------------------------    --------------------------
                                                                             2001            2002            2001          2002
                                                                          ----------      -----------    -----------     ----------
  Finance costs associated with non-registration of common shares and
     of common shares underlying convertible notes                              $ -            $ 903            $ -        $ 1,812
  Minority share of loss in subsidiary - Pro Tech                               (95)             (95)          (156)          (203)
  Depreciation in fair value of warrant                                         929              136          1,017            130
  Realized gain on sale of trading securities - NXT                            (572)               -           (572)             -
  Unrealized loss on trading securities - NXT                                   482                -            482              -
  Other-than-temporary decline in value of securities
     available-for-sale                                                       2,969                -          2,969              -
  Default penalties on debt                                                     150                -            150             25
  Inducement charge                                                             190                -            190              -
  Other                                                                        (332)            (104)          (393)          (101)
                                                                          ---------------------------    --------------------------
     Total non-operating other (income) expense, net                        $ 3,721            $ 840        $ 3,687        $ 1,663
                                                                          ===========================    ==========================


Supplemental Cash Flow Disclosures:

                                                                                                 (in thousands)
                                                                                             Six months ended June 30,
                                                                                      --------------------------------------
Supplemental disclosures of cash flow information:                                          2001                  2002
                                                                                      ----------------    ------------------
Cash paid during the year for:
   Interest                                                                                   $     -              $      6
                                                                                      ================    ==================
Supplemental disclosures of non-cash investing and financing activities:
    Unrealized holding gain (loss) on available-for-sale securities                           $ 2,281              $   (633)
                                                                                      ================    ==================
    Issuance of common stock upon conversion of  convertible notes                            $   500              $    375
                                                                                      ================    ==================
    Issuance of common stock upon exchange of convertible notes of subsidiary                 $ 1,830              $     25
                                                                                      ================    ==================
    Issuance of common stock in exchange for common stock of subsidiary                       $   984              $      -
                                                                                      ================    ==================
    Receipt of Pro Tech common shares in lieu of cash to settle accounts receivable           $ 1,350              $      -
                                                                                      ================    ==================
    Issuance of series H preferred stock in exchange for previously accrued
      acquisition of subsidiary                                                               $     -              $ 14,000
                                                                                      ================    ==================
    Issuance of preferred stock of subsidiary, Artera Group, Inc.                             $ 8,299              $      -
                                                                                      ================    ==================
    Issuance of common stock in exchange for preferred stock                                  $   582              $      -
                                                                                      ================    ==================
    Issuance of common stock in exchange for preferred stock of subsidiary                    $   229              $      -
                                                                                      ================    ==================
    Property and equipment financed through capitalized leases and notes payable              $     -              $     15
                                                                                      ================    ==================
    Receipt of non-recourse notes as partial consideration for convertible note
      of subsidiary                                                                           $ 1,000              $      -
                                                                                      ================    ==================
    Receipt of Pro Tech common shares as partial consideration of convertible
      note of subsidiary                                                                      $  500               $     -
                                                                                      ================    ==================

6.   Stockholders' Capital Deficit:

     The changes in stockholders' capital deficit during the six months ended June 30, 2002 were as follows (in thousands):


                                                                    Amortization
                                                                    of Beneficial
                                                                    Conversion
                                                                    Features and
                                                                    Dividends on
                                                        Net         Preferred
                                           Retirement   Issuance    Stock and     Net Issuance               Accumulated
                               Balance     of           of          Preferred     of Common Stock,           Other           Balance
                               at          Treasury     Preferred   Stock of      Options           Net      Comprehensive   At
                               12/31/01    Stock        Stock       Subsidiaries  and Warrants      Loss     Loss            6/30/02
                               ----------- ------------ ----------- ----------   ---------------   ------   -------------   --------

Preferred stock - Series H:
                 Shares                 -         -              2      -               -             -            -              2
                 Amount        $        -         -         18,000     14               -             -            -       $ 18,014

Common stock:
                 Shares           428,831    (6,078)             -      -          12,466             -            -        435,219
                 Amount        $    4,288       (61)             -      -             125             -            -       $  4,352

Treasury stock:
                 Shares             6,078    (6,078)             -      -               -             -            -              -
                 Amount        $   (2,963)    2,963              -      -               -             -            -       $      -

Additional paid-in capital     $  164,621    (2,902)         5,309   (1,268)        4,571             -            -        $170,331

Accumulated deficit            $ (219,459)        -              -      -               -       (19,976)           -      $(239,435)

Accumulated other
Comprehensive income (loss)    $       50         -              -      -               -             -         (612)      $   (562)


7.   Notes Payable:


(in thousands)
                                                                                           December 31,         June 30,
                                                                                              2001                2002
                                                                                         ---------------     --------------
Logical eBusiness Solutions Limited (f/k/a DataTec)                                             $ 2,184            $ 2,161
              Obligation of subsidiary to a prior owner of Web Factory; due in two installments of 750 British pounds sterling on August 31, 2000 and December 31, 2000; interest accrues at 4% above the base rate of National Westminister Bank plc
Bridge financing                                                                                    465                  -
              $465 rolled into convertible note financing completed in
              January 2002; notes bore interest at rates ranging from 3% to 6%
Note from stockholder of subsidiary                                                                 226                177
              Interest at 8.5% per annum payable at maturity;
              matured March 27, 2002; Upon maturity rolled into note
              which matured June 27, 2002
Top Source Automotive                                                                               204                204
              Default interest rate accrues at two times prime;
              due April 16, 1999
Notes due former employees                                                                          118                118
              $100 bears interest at 8.25%, compounded annually; due
              in two equal installments on December 1, 1998 and March 1,
              1999.  $18 non-interest bearing due on demand.
Other financings                                                                                     11                398
              Interest ranging from 7% to 12%;  $273 matured June 15, 2002;
              $116 due July 8, 2002; $9 all other
                                                                                         ---------------     --------------
                                                                                                $ 3,208            $ 3,058
                                                                                         ===============     ==============

8.   Convertible Notes:


(in thousands)
                                                                                             December 31,             June 30,
                                                                                                2001                    2002
                                                                                         -------------------     -----------------
Issued to Carole Salkind (a)                                                                        $ 7,222              $ 11,959
              Effective interest rate of 20.8%; secured by substantially all of the assets of NCT; convertible into NCT common stock
              at prices ranging from $0.071 - $0.12 or exchangeable for
              common stock of certain NCT subsidiaries; due as follows:
                   September 28, 2002         $ 2,536
                   November 2, 2002             1,276
                   December 20, 2002            2,014
                   January 11, 2003             2,231
                   January 25, 2003               650
                   February 27, 2003              827
                   March 1, 2003                  350
                   May 2, 2003                  1,425
                   May 29, 2003                   350
                   June 2, 2003                   300
Issued to Crammer Road LLC (b)                                                                        1,000                 1,000
              Accrues interest at 2% per month from May 27, 2001 payable at maturity; convertible at 93.75% of average five-day closing bid price for the five trading days preceding conversion;
              due December 31, 2001
8% Convertible Notes (c)                                                                                401                   976
              Convertible into NCT common stock at various
              conversion rates; matures:
                   March 14, 2002             $    17
                   April 12, 2002                   9
                   January 10, 2004               550
                   March 11, 2004                 400
6% Convertible Notes (d)                                                                              4,428                 4,403
              Convertible into NCT common stock at 100% of the five-day
              average closing bid price preceding conversion; matures:
                   January 9, 2002            $ 2,197
                   April 4, 2002                  875
                   May 25, 2002                    81
                   June 29, 2002                1,250
                                                                                         -------------------     -----------------
                                                                                                   $ 13,051              $ 18,338
Less: unamortized debt discounts                                                                     (1,341)               (2,085)
Less: amounts classified as long term                                                                     -                  (699)
                                                                                         -------------------     -----------------
                                                                                                   $ 11,710              $ 15,554
                                                                                         ===================     =================

Footnotes:
----------

     (a) During the six months ended June 30, 2002, NCT issued an aggregate of $7.7 million of secured convertible notes to Carole Salkind, an accredited investor and spouse of a former director of NCT. We defaulted on payment of notes dated August 22, 2001, January 25, 2002 and March 27, 2000 for an aggregate of $2.9 million. The principal on the notes dated August 22, 2001 and March 27, 2000 ($2.7 million) were rolled into new notes in 2002 along with default penalties aggregating $0.3 million, accrued interest and an aggregate of $4.5 million new funding from Carole Salkind.

We recorded a discount of $0.9 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 10). In addition, beneficial conversion features totaling $1.1 million have been recorded as a discount to the notes. For the three and six months ended June 30, 2002, $0.8 and $1.3 million, respectively, of amortization related to these discounts is included in interest expense. Unamortized discounts of $1.8 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of June 30, 2002. The secured convertible note for $0.8 million is also secured by an interest in specific assets of our subsidiary, NCT Video. Secured convertible notes aggregating $0.7 million, issued during the three months ended June 30, 2002, exclude the right to exchange into Pro Tech common stock (see Note 12). The default provisions in these notes impose a penalty of 10% of the principal payments in default and default interest from the date of default on the principal in default at the interest rate stated in the note plus 5%. On February 6, 2002, due to a judgment in an unrelated case having been entered against NCT and DMC on January 17, 2002 in excess of the permitted maximum of $0.25 million (see Note 9), an event of default occurred with respect to $7.4 million of the notes outstanding. These notes are senior to all other indebtedness of the company. To date, demand for payment has not been made.

(b) The company did not repay this convertible note upon maturity, which resulted in default for non-payment. We have not received a demand for payment. We are obligated to register shares issuable upon conversion of this note.

(c) Notes totaling approximately $26,000 are convertible at 80% of the lowest closing bid price for the five days preceding conversion; notes totaling $0.6 million are convertible at the lower of $0.07 per share or 80% of the lowest closing bid price for the five days preceding conversion; and notes totaling $0.4 million are convertible at $0.0647 per share. Beneficial conversion features totaling $0.3 million have been recorded as a discount to the notes. For the three and six months ended June 30, 2002, approximately $40,000 and $69,000, respectively, of amortization related to these discounts is included in interest expense. Unamortized discounts of $0.3 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of June 30, 2002. The company did not repay convertible notes for approximately $26,000 upon maturity and has recorded default interest at 18% from the dates of default. In addition, on convertible notes aggregating $0.9 million, we are in default due to a cross default clause.

(d) Amortization of note discounts amounted to $0.1 million and $0.2 million during the three and six months ended June 30, 2002, respectively. On January 10, 2002, a security interest was granted to certain holders on notes totaling $3.1 million. We were obligated to register additional shares at various dates during 2001 which, despite our best efforts, we were unable to accomplish. As a result, we have recorded charges of $0.6 million and $1.2 million in finance costs associated with non-registration of common shares and of common shares underlying convertible notes included in other (income) expense, net for the three and six months ended June 30, 2002, respectively (see Note 5). The aggregate outstanding debt of $4.4 million is in default for non-payment. These notes are senior debt of our subsidiary, Artera Group, Inc. We have not received a demand for payment. The average effective interest rate on these notes is 141.7% due to the amortization of original issue discounts and conversions of principal into NCT common stock.

9.   Litigation:

     On December 6, 2000, our subsidiary DMC Cinema (formerly known as Theater Radio Network) filed suit against InsiderStreet.com, Inc. in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that InsiderStreet breached a May

5, 2000 advertising agreement with Theater Radio Network and seeks a declaratory judgment and specific performance of the agreement. The agreement provided that, in exchange for advertising services performed by Theater Radio Network, InsiderStreet would deliver to Theater Radio Network $3 million in common stock of InsiderStreet, with an adjustment in the number of shares to ensure that the total stock delivered was worth at least $2 million on May 10, 2001 and with registration of all stock delivered. InsiderStreet has to date made only a partial delivery of shares and has not registered any of the shares delivered. Discovery in this litigation has begun. On October 23, 2001, DMC Cinema terminated its representation by outside counsel in this action due to a possible conflict of interest. On March 26, 2002, DMC Cinema retained new counsel to continue this action. Management believes that at this stage it cannot assess the likelihood of a favorable outcome. Further, since the amount of damages, if any, DMC Cinema may recover cannot be quantified until the legal process is complete, no amount has been recorded in the financial statements.

     On February 5, 2001, Steven Esrick, a former shareholder of Theater Radio Network, filed suit against DMC Cinema (formerly known as Theater Radio Network) and Theater Radio Network's former Chief Executive Officer and President in the Circuit Court of the Sixth Judicial Circuit for Pinellas County, Florida. The plaintiff's original complaint claimed that Theater Radio Network breached an alleged oral escrow agreement with the plaintiff arising out of the sale of
Theater Radio Network stock to DMC Cinema by Theater Radio Network's shareholders and sought unspecified damages. DMC Cinema denied the material allegations of this complaint and moved to dismiss the case against it. On November 8, 2001, while DMC Cinema's motion to dismiss was pending, Esrick amended his complaint, substituting for his original claim the claim that DMC Cinema breached an alleged agreement to deliver to him 50,000 registered shares of stock of InsiderStreet.com, Inc. On December 13, 2001, DMC Cinema filed an Answer to the amended complaint in which it denied the material allegations of the amended complaint. On or about June 4, 2002, a settlement agreement was reached between Steven Esrick and DMC Cinema. Under the settlement agreement, Mr. Esrick released DMC Cinema from all claims raised in the amended complaint and NCT issued 200,000 shares of common stock. Dismissal of the action with prejudice, as to DMC Cinema, occurred on or about July 10, 2002.

     On June 6, 2001, Production Resource Group began legal proceedings against NCT and our subsidiary, Distributed Media Corporation, in the Superior Court for the Judicial District of Fairfield County, Connecticut. Production Resource Group's complaint alleges that NCT and DMC breached the terms of a July 19, 1999 lease, promissory note and warrant entered into in connection with the lease of some DMC Sight & Sound(TM) equipment. The complaint also alleges that NCT and DMC breached a January 11, 2001 resolution agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions, that we breached a May 11, 2001 agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions and the January 11, 2001 resolution agreement, and that we engaged in misrepresentations and fraud in connection with these matters. The plaintiff filed an application for pre-judgment remedy seeking to attach or garnish $2.25 million of our assets. On July 26, 2001, the court returned an order for pre-judgment remedy having found probable cause to sustain the validity of Production Resource Group's claim and gave Production Resource Group the right to attach or garnish up to $2.1 million of specified assets of NCT and Distributed Media Corporation. As of June 30, 2002, approximately $85,000 in NCT's and DMC's cash or cash equivalent assets have actually been attached or garnished. On October 4, 2001, we filed an answer to the plaintiff's complaint, generally denying the plaintiff's allegations, seeking dismissal of the complaint and counterclaiming for breach of Production Resource Group's obligation to deliver equipment. On December 20, 2001, NCT and DMC accepted an Offer of Judgment requiring NCT and DMC to pay Production Resource Group $2.0 million. That judgment was entered on January 17, 2002 along with other costs of $0.2 million. Production Resource Group is currently conducting post-judgment discovery regarding enforcement of that judgment. To the extent that payment of the judgment is in cash, such payment could be material to our cash position. We have recorded all anticipated liability related to payment of this judgment. On January 2, 2002, outside the scope of the judgment entered into with NCT, Production Resource Group amended its complaint to allege that NCT's Chairman and Chief Executive Officer Michael Parrella, in dealing with Production Resource Group on behalf of NCT, committed unfair trade practices, fraud and breaches of good faith and fair dealing. Mr. Parrella has a motion pending with the court to strike Production Resource Group's amended complaint as it pertains to him. Mr. Parrella has told NCT that, if the amended complaint is not stricken as to him, he intends to deny the allegations in that amended complaint. To the extent that NCT may ultimately indemnify Mr. Parrella for any liabilities arising out of these allegations and for related legal fees, we believe that our directors and officers indemnification insurance (subject to certain exceptions under the insurance policy and after payment of a $100,000 deductible) will cover such payments. Discovery as to Mr. Parrella has begun.

     On January 11, 2002, Broadcast Music, Inc. ("BMI") commenced two arbitration proceedings against Theater Radio Network with the American
Arbitration Association, for the respective amounts of approximately $153,000 and $62,000. These proceedings were brought under agreements with Theater Radio Network dated December 11, 1998 (amended December 22, 1998) and June 29, 2001. BMI's claims are for license fees arising out of the alleged publication by Theater Radio Network of music in the BMI repertoire. Theater Radio Network denied the allegations of BMI. No further actions have occurred in these proceedings.

     On or about January 31, 2002, West Nursery Land Holding Limited Partnership brought an action against NCT in the District Court of Maryland for Anne Arundel County. This action sought repossession of premises at 1025 West Nursery Road, Linthicum, MD and an award of approximately $89,000 in connection with NCT's shutdown of its offices at, and abandonment of, such premises. On or about February 7, 2002, judgment as requested in the complaint was entered by the Court. Through June 30, 2002, West Nursery had collected approximately $27,000 on this judgment.

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

     On May 9, 2002, an action was brought by Linford Group Limited against NCT in the U.S. District Court for the District of Connecticut. In its complaint, Linford alleges that NCT guaranteed an obligation of NCT's indirect subsidiary Artera Group International Limited, said to be in the amount of $425,000 (plus interest and late charges), for office refurbishment services claimed to have been rendered in the United Kingdom. On July 12, 2002, NCT filed an answer to the complaint in which it denied any liability. At this stage, NCT cannot assess the likelihood of any liability ultimately being imposed upon it in this action.

     Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2001, for a discussion of the following matters:

     On November 17, 1998, the company and NCT Hearing filed suit against Andrea Electronics Corporation in the United States District Court, Eastern District of New York. There were no material developments in this matter during the period covered by this report (see Note 12).

     On September 16, 1999, NCT Audio filed a demand for arbitration before the American Arbitration Association in Wilmington, Delaware, against Top Source Technologies (now known as Global Technovations, Inc. or GTI) and its subsidiary Top Source Automotive. On or about December 18, 2001, GTI and TSA filed for bankruptcy reorganization in a case now before the U.S. Bankruptcy Court for the Eastern District of Michigan. There were no material developments in this matter during the period covered by this report (see Note 12).

     The company believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on its financial position or results of operations.

10.  Capital Stock:

Authorized Capital Stock

          Common shares available for future issuance

     At June 30, 2002, the shares of common stock required to be reserved was 1,079,078,131 calculated at the $0.079 common stock price on that date (or the discount therefrom as allowed under the applicable exchange or conversion agreements). At the June 30, 2002 common stock price of $0.079, our common shares issued and required to be reserved for issuance exceeded the number of shares authorized at that date. As such, NCT will seek shareholder approval of an amendment to NCT's Second Restated Certificate of Incorporation to increase the number of shares of common stock authorized for NCT.

Shares Issued upon Conversion or Exchange of Indebtedness

     On March 12, 2002, $0.4 million of the 8% convertible notes, plus interest was converted into 5,611,682 shares of NCT's common stock. At June 30, 2002, $1.0 million of the 8% convertible note principal could be converted into NCT common stock.

     On May 31, 2002, $25,000 of the 6% convertible notes, plus interest, was exchanged for 281,534 shares of NCT's common stock. At June 30, 2002, $4.4 million of the 6% convertible note principal could be exchanged for NCT common stock.

Shares Issued to Vendors and Others

     During the six months ended June 30, 2002, NCT issued 500,000 shares of our common stock to settle a legal matter and for consulting services and recorded a cost of approximately $19,000 and $45,000 for the three and six months ended June 30, 2002.

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

     During the six months ended June 30, 2002, we issued an aggregate of 3,930,818 shares of our common stock in exchange for 160 shares of NCT Audio common stock. At June 30, 2002, there were no shares of NCT Audio common stock subject to exchange for NCT common stock outstanding. Included in impairment of goodwill, net in our condensed consolidated statements of operations are charges attributable to step acquisitions of NCT Audio aggregating $0.1 million and zero, for the three months ended June 30, 2001 and 2002, respectively and $0.5 million and $0.3 million, for the six months ended June 30, 2001 and 2002, respectively.

Distributed Media Corporation

Exchange of common stock


     On February 28, 2002, we issued 2,142,073 shares of our common stock in exchange for 6.435 shares of DMC common stock pursuant to an employment termination agreement. We recorded a charge based on the fair value of our common stock at that date of $0.2 million for the six months ended June 30, 2002 classified as in selling, general and administrative expense.


NCT Group, Inc. Preferred Stock

     On June 21, 2002, the company entered into an exchange agreement under which, on June 24, 2002, it sold 1,800 shares of series H convertible preferred stock in a private placement. The aggregate net proceeds to the company were $0.1 million cash and 12,000 shares of DMC New York, Inc. common stock. Each share of series H preferred stock has a par value of $0.10 and a stated value of $10,000 with a dividend rate of 4% per annum on the stated value. For the three and six months ended June 30, 2002, we calculated the 4% dividends earned by the holder of the series H preferred stock at approximately $14,000. These cumulative dividend amounts are included in preferred stock dividends and in the calculation of loss attributable to common stockholders. The series H preferred stock is convertible into shares of our common stock at a 25% discount to the five-day average closing bid price. For the three and six months ended June 30, 2002, we recorded an additional charge of $5.3 million related to the acquisition of DMC NY shares (see Note 4). We are required to reserve 100 million shares of our common stock for the conversion of series H preferred stock until additional authorized shares of common stock are approved by shareholders at the next annual meeting.

Artera Group, Inc. Preferred Stock

     NCT is obligated to register shares of its common stock for the exchange of Artera series A preferred stock. For the three and six months ended June 30, 2002, we incurred a charge of $0.5 million and $1.0 million, respectively, for non-registration of the underlying shares of NCT common stock. This amount is included in preferred stock dividends and in the calculation of loss attributable to common stockholders. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera series A preferred stock by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). For the three and six months ended June 30, 2002, we calculated the 4% dividends earned by holders of the Artera series A preferred stock at $0.1 million and $0.2 million, respectively. These amounts are included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

Pro Tech Communications, Inc. Preferred Stock

     For the three and six months ended June 30, 2002, we calculated the 4% dividends earned by holders of the Pro Tech series A convertible preferred stock and the Pro Tech series B redeemable convertible preferred stock at approximately $5,000 and $11,000, respectively. These amounts are included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

     For the three and six months ended June 30, 2002, the amortization of beneficial conversion feature related to Pro Tech series B redeemable convertible preferred stock was approximately $16,000 and $41,000, respectively. These amounts are included in beneficial conversion features and in the calculation of loss attributable to common stockholders.

Treasury Stock

     On March 1, 2002, all 6,078,065 shares of NCT treasury stock were retired and cancelled.

Options


     For the six months ended June 30, 2002, we granted non-plan options to purchase an aggregate of 25,725,000 shares of our common stock at exercise prices ranging from $0.079 to $0.13 as partial consideration for consulting services. We estimated the fair value of these options using the following assumptions in applying the Black-Scholes option pricing model: dividend yield of 0%; risk-free interest rates of 3.38% to 3.75%; volatility of 100%; and an expected life of four to five years. For the three and six months ended June 30, 2002, we recorded a charge for consulting services of $0.3 and $1.0 million, respectively, classified as selling, general and administrative expense. The company will adjust compensation relative to these options at each balance sheet date and when they vest at the then market price.

     On June 13, 2002, the Board of Directors granted options to purchase 11.0 million shares of our common stock to officers and employees of the company, subject to the approval by our shareholders of an increase in the number of shares authorized and subject to the approval by our shareholders of an increase in the number of shares covered by the NCT Group, Inc. 2001 Stock and Incentive Plan (2001 Plan). The 2001 Plan has exceeded its maximum of 18 million shares by
3.2 million shares at June 30, 2002. NCT will seek shareholder approval of an amendment to the 2001 Plan. These options were granted with the exercise price equal to the fair market value of our common stock on June 13, 2002 or $0.081 per share as determined by the last sale price as reported by the NASDAQ OTC Bulletin Board. As of June 30, 2002, 3.2 million options have been granted but are not exercisable until such time as the company's shareholders approve an increase in the number of shares of the company's common stock included in the 2001 Plan. At the time of such shareholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved. If the increase is not approved, options granted to the company's officers will be reduced pro rata for the unauthorized shares.

Warrants

     During the six months ended June 30, 2002, in conjunction with the issuance of convertible notes, NCT granted Carole Salkind warrants to acquire an aggregate of 15,137,056 shares of its common stock at exercise prices ranging from $0.079 to $0.097 per share. The fair value of these warrants was approximately $1.0 million (determined using the Black-Scholes option pricing model). Based upon allocation of the relative fair values of the instruments, we recorded a discount to the convertible notes issued to Carole Salkind of $0.9 million for the six months ended June 30, 2002.

     On January 10, 2002, NCT re-priced a warrant granted to a placement agent on October 25, 2001 to acquire 20.0 million shares of NCT common stock from an exercise price of $0.09 per share to $0.07 per share. The October 25, 2001 warrant was for advisory services with respect to equity placements during 2001 and resulted in no charge to the statement of operations for the six months ended June 30, 2002. During the six months ended June 30, 2002, we issued warrants to outside consultants for the right to acquire an aggregate of 6,754,167 shares of our common stock at exercise prices ranging from $0.07 to $0.20 per share. The vesting of 200,000 shares of these warrants are contingent on the closing bid price of our common stock from the date of grant through December 31, 2002 exceeding $1.00 per share. For the three and six months ended June 30, 2002, we recorded a charge for consulting services, in connection with vested warrants totaling 6,554,167 shares, of $0.3 million and $0.4 million (determined using the Black-Scholes option pricing model), respectively, classified as selling, general and administrative expense. No charge was taken with respect to the contingent portion of these warrants.

11.  Segment Information:

     Management views the company as being organized into three operating segments: Media, Communications and Technology. The Other operating segment is used to reconcile the reportable segment data to the consolidated financial statements and is segregated into two categories, Other-corporate and Other-consolidating.

     Other-corporate consists of items maintained at the company's corporate headquarters and not allocated to the segments. This includes most of the company's debt and related cash and equivalents and related net interest expense, some litigation liabilities and non-operating fixed assets. Also included in the components of revenues attributed to Other-corporate are license fees and royalty revenues from subsidiaries, which are offset (eliminated) in the Other-consolidating column. Other-consolidating consists of items eliminated in consolidation, such as intercompany revenues.

     During the three and six months ended June 30, 2002, no geographic information for revenues from external customers or for long-lived assets is disclosed, as our primary market and capital investments were concentrated in the United States.

     Reportable segment data for the three and six months ended June 30, 2001 (see Note 2), and June 30, 2002 is as follows (in thousands):


                                                                                      Reportable  -------- Other ---------  Grand
                                                   Media  Communications  Technology   Segments   Corporate  Consolidating  Total
                                                   --------------------------------------------------------------------------------
For the three months ended June 30, 2001:
-----------------------------------------------
 License fees and royalties                       $  535     $  633       $ 335       $ 1,503     $ 10,063     $ (10,005)   $ 1,561
 Other revenue - external                            151      1,238           -         1,389            -             -      1,389
 Other revenue - other operating
   segments                                            2        175           -           177            -          (177)         -
  Income (loss) before cumulative effect of
   accounting change                              (4,189)    (4,849)       (106)       (9,144)      (9,372)       (9,519)   (28,035)
 Cumulative effect of accounting change                -          -           -             -            -             -          -
 Net income (loss)                                (4,189)    (4,849)       (106)       (9,144)      (9,372)       (9,519)   (28,035)

                                                                                      Segment
                                                   ---------------------------------------------------------------------------------
                                                                                      Reportable  -------- Other ---------  Grand
                                                   Media  Communications  Technology   Segments   Corporate  Consolidating  Total
                                                   --------------------------------------------------------------------------------
For the three months ended June 30, 2002:
-----------------------------------------------
 License fees and royalties                       $  535     $  800       $   -       $ 1,335     $     11     $      (4)   $ 1,342
 Other revenue - external                             31        682           -           713            -             -        713
 Other revenue - other operating
   segments                                          (22)       270           -           248            -          (248)         -
  Income (loss) before cumulative effect of
   accounting change                                (737)    (1,941)        (99)       (2,777)     (11,477)          526    (13,728)
 Cumulative effect of accounting change                -          -           -             -            -             -          -
 Net income (loss)                                  (737)    (1,941)        (99)       (2,777)     (11,477)          526    (13,728)


                                                                                      Segment
                                                   ---------------------------------------------------------------------------------
                                                                                      Reportable  -------- Other ---------  Grand
                                                   Media  Communications  Technology   Segments   Corporate  Consolidating  Total
                                                   --------------------------------------------------------------------------------
For the six months ended June 30, 2001:
-----------------------------------------------
 License fees and royalties                       $  764     $1,209       $ 450       $ 2,423     $ 10,073     $ (10,022)   $ 2,474
 Other revenue - external                            294      2,312           -         2,606            -             -      2,606
 Other revenue - other operating
   segments                                          403        421           -           824            -          (824)         -
  Income (loss) before cumulative effect of
   accounting change                              (3,632)    (6,966)       (185)      (10,783)     (15,195)       (9,062)   (35,040)
 Cumulative effect of accounting change                -     (1,582)          -        (1,582)           -             -     (1,582)
 Net income (loss)                                (3,632)    (8,548)       (185)      (12,365)     (15,195)       (9,062)   (36,622)

                                                                                      Segment
                                                   ---------------------------------------------------------------------------------
                                                                                      Reportable  -------- Other ---------  Grand
                                                   Media  Communications  Technology   Segments   Corporate  Consolidating  Total
                                                   --------------------------------------------------------------------------------
For the six months ended June 30, 2002:
-----------------------------------------------
 License fees and royalties                       $1,070     $1,376       $   -       $ 2,446     $     15     $      (8)   $ 2,453
 Other revenue - external                             60      1,556           -         1,616            -             -      1,616
 Other revenue - other operating
   segments                                          (49)       428           -           379            -          (379)         -
  Income (loss) before cumulative effect of
   accounting change                              (1,980)    (4,175)       (169)       (6,324)     (14,627)          975    (19,976)
 Cumulative effect of accounting change                -          -           -             -            -             -          -
 Net income (loss)                                (1,980)    (4,175)       (169)       (6,324)     (14,627)          975    (19,976)

12.  Subsequent Events:

Transactions with Carole Salkind

     On July 23, 2002, we received a cash advance of $0.5 million and are negotiating repayment terms.

     On July 3 and 15, 2002, NCT issued two secured convertible notes payable to Ms. Salkind for an aggregate of $0.7 million as aggregate consideration for $0.7 million in cash. These notes mature on July 3, 2003 (approximately $0.35 million) and July 15, 2003 (approximately $0.35 million) and bear interest at 8% per annum payable at maturity. These notes are convertible into shares of NCT common stock (at rates of $0.075 and $0.078 per share, respectively) and may be exchanged for shares of common stock of any NCT subsidiary except Pro Tech that has an initial public offering (at the initial public offering price thereof). In conjunction with these notes, two five-year warrants were issued to Ms. Salkind to purchase an aggregate of approximately 3.0 million shares of our common stock at exercise prices of $0.075 and $0.078 per share, respectively.

     On July 12, 2002, we entered into an agreement with Ms. Salkind under which we issued a five-year warrant to Ms. Salkind to purchase an aggregate of 20.0 million shares of our common stock at an exercise price of $0.075 per share. As consideration, Ms. Salkind irrevocably waived her rights to exchange eight secured convertible notes of NCT for Pro Tech common stock. We will record a charge for the issuance of this warrant of approximately $1.2 million.

Other Notes

     On July 18, 2002, we issued two promissory notes for an aggregate of approximately $0.2 million as consideration for curing the default on $0.3 million of promissory notes. These notes mature on November 1, 2002 and bear interest at 7% per annum.

     On July 15, 2002, we issued a promissory note for $35,000 as consideration for $35,000 in cash. This note matures on July 15, 2003 and bears interest at 9% per annum.

     On July 11, 2002, we received a cash advance of approximately $0.1 million from a placement agent and are negotiating repayment terms.

Private Equity Credit Agreement

     On July 25, 2002, NCT and Crammer Road LLC entered into a private equity credit agreement and related registration rights agreement. This equity credit agreement provides that shares of up to $50 million of our common stock may be sold to Crammer Road pursuant to put notices delivered by NCT. The credit agreement obligates NCT to put a minimum of $5 million of its common stock (the minimum commitment amount) to Crammer Road for cash. The agreement provides for a discount to market of 10% on the puts. Our put notices are to commence after we have an effective registration statement covering 112% of the shares needed for $50 million of puts (among other conditions). Each put notice must specify a put amount ranging from $50,000 to $1.0 million. Our April 12, 2001 private equity credit agreement with Crammer Road LLC remains in effect. Under that agreement, the minimum commitment was $17 million of which approximately $14 million was to be used to reacquire the 12,000 DMC NY shares. We are in disagreement regarding whether any amounts are owed under the minimum commitment and penalty provisions of this agreement by NCT.

Litigation

     On July 29, 2002, a settlement agreement was executed by NCT, NCT Hearing and Andrea. Pursuant to the settlement agreement, all claims and counterclaims in the suit were dismissed on or about August 8, 2002. No cash payments by either side are involved in the settlement.

     On or about July 11, 2002, West Nursery brought an action against NCT in the Superior Court for the Judicial District of Fairfield County, Connecticut seeking to enforce the remaining $62,131 of the Maryland judgment against NCT in Connecticut. Simultaneously with the start of the Connecticut action, West Nursery requested that the Connecticut court grant it a pre-judgment remedy attaching and garnishing NCT assets sufficient for collection of this $62,131 amount. We expect to learn of the court's decision on that request soon.

     On July 1, 2002, NCT filed proofs of claim against Global Technovations, Inc. and Top Source Automotive in those companies' bankruptcy case.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

Caution Concerning Forward-Looking Statements

     This   report   on  Form  10-Q   contains   statements   which   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. NCT operates in a highly competitive and rapidly changing environment. Our business segments are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of technologies and applications; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenues from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenues to sustain our current level of operation; introduce, on a timely basis, new products; continue our current level of operations to support the fees associated with our patent portfolio; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic relationships; and protect our know-how, inventions and other secret or unprotected intellectual property. NCT's actual results could differ materially from management's expectations because of changes in these factors. New risk factors may arise and it is not possible for management to predict all of these risk factors, nor can management assess the impact of all of these risk factors on the company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

     All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

General Business Environment

     The company's operating revenues are comprised of technology licensing fees and royalties, product sales, advertising/media revenue and engineering and development services. Operating revenues for the six months ended June 30, 2002 consisted of approximately 60.3% in technology licensing fees and royalties, 38.8% in product sales, 0.3% in advertising/media revenue and 0.6% in engineering and development services.

     NCT continued its practice of marketing its technology through licensing to third parties for fees, generally by obtaining technology license fees when initiating relationships with new strategic partners, and subsequent royalties. The company has entered into a number of alliances and strategic relationships with established firms for the integration of its technology into products. The speed with which the company can achieve the commercialization of its technology depends, in large part, upon the time taken by these firms and their customers for product testing and their assessment of how best to integrate the company's technology into their products and manufacturing operations. While the company works with these firms on product testing and integration, it is not always able to influence how quickly this process can be completed. Presently, NCT is selling products through several of its licensees, including: Ultra is installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft and Oki is integrating the ClearSpeech(R) algorithm into large scale integrated circuits for communications applications.

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

     Management believes that currently available funds will not be sufficient to sustain NCT. Such funds consist of available cash and the funding derived from technology licensing fees, royalties, product sales and engineering and development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development revenue, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales and engineering and development services are not realized, then management believes additional working capital financing must be obtained. There is no assurance any financing is or would become available. (Refer to "Liquidity and Capital Resources" below and to Note 1 - notes to the condensed consolidated financial statements for further discussion relating to continuity of operations.)

     In 2002, the company entered into certain transactions which provided additional funding. These transactions included the issuance of secured convertible notes and issuance of shares of common stock to suppliers and consultants for services rendered to the company. All of these transactions are described in greater detail below under "Liquidity and Capital Resources" (see also Notes 8, 10 and 12 - notes to the condensed consolidated financial statements).

RESULTS OF OPERATIONS

     Three  months  ended June 30, 2002  compared to three months ended June 30,
2001

     Total revenues for the three months ended June 30, 2002 were $2.1 million compared to $3.0 million for the same period in 2001, a decrease of $0.9 million or 30.0%, reflecting decreases in each of our revenue sources.

     Technology licensing fees and royalties were $1.3 million for the three months ended June 30, 2002 as compared to $1.6 million for the same period in 2001, a decrease of $0.3 million. No new technology licenses were entered into during the three months ended June 30, 2002. The decrease was primarily due to a $0.3 million decrease in license fee revenue related to ITC which was partially offset by an increase in royalties of $0.1 million.

     For the three months ended June 30, 2002, product sales were $0.7 million compared to $1.2 million for three months ended June 30, 2001, a decrease of $0.5 million, or 41.7%. The decrease was primarily due to the cessation of operations of Artera Group International, Ltd. in March 2002 (no product revenue was recognized for the three months ended June 30, 2002 as compared to $0.3 million for the same period in 2001) and $0.2 million lower product sales recognized by Pro Tech due to reduced fast-food headset purchases by major distributors.

     Gross profit margin on product sales, as a percentage of product revenues, decreased to 42.4% for the three months ended June 30, 2002 compared to 61.8% for the three months ended June 30, 2001, primarily due to the change in product mix.

     Advertising/media revenues were $2,000 for the three months ended June 30, 2002 compared to $0.1 million for the same period in 2001, a decrease of 98%. Advertising/media revenues are derived from the sale of audio and visual advertising in the Sight & Sound locations. Cost of advertising/media revenue was zero for the three months ended June 30, 2002 compared to $0.1 million for the same period in 2001, a decrease of 100%. These decreases are primarily due to the termination of operations of DMC Cinema in February 2002 and the absence of new advertising contracts signed reflecting an overall advertising recession.

     For the three months ended June 30, 2002, selling, general and administrative expenses totaled $2.9 million as compared to $5.3 million for the three months ended June 30, 2001, a decrease of $2.4 million, or 45.3%. This decrease was due primarily to: (i) a $1.1 million decrease in salary and related benefit costs related to a reduced workforce; (ii) a $0.6 million decrease in legal and patent expenses; and (iii) a $0.5 million decrease in depreciation and amortization in conjunction with the adoption of SFAS 142 effective January 1, 2002.

     For the three months ended June 30, 2002, research and development expenditures totaled $1.0 million as compared to $1.7 million for the three months ended June 30, 2001, a decrease of $0.6 million, or 41.2%. This decrease was due primarily to: (i) a $0.3 million decrease in salary and related benefit costs related to a reduced workforce; (ii) a $0.3 million decrease in product development costs related to ITC; and (iii) a $0.1 million decrease in rent related to the closing of our Maryland facility.

     Total costs and expenses included non-cash expenditures of: (i) depreciation and amortization of $0.3 million in the three months ended June 30, 2002 and $0.7 million in the same period in 2001; (ii) interest expense of $1.4 million in the three months ended June 30, 2002 (primarily due to amortization of original issue discounts of $0.4 million and amortization of beneficial conversion features in convertible debt of $0.5 million) and $1.7 million during the same period in 2001; (iii) impairment of goodwill of zero in the three months ended June 30, 2002 and $0.1 million during the same period in 2001; and
(iv) repurchased licenses cost of $9.2 million in the three months ended June 30, 2002 and $18.0 million during the same period in 2001 (see Notes 2 and 4 - notes to the condensed consolidated financial statements).

     Six months ended June 30, 2002 compared to six months ended June 30, 2001

     For the six months ended June 30, 2002, total revenues amounted to $4.1 million, compared to $5.1 million for six months ended June 30, 2001, or a decrease of 19.6%, reflecting decreases in each of our revenue sources.

     Technology licensing fees and royalties decreased marginally to approximately $2.5 million in the first six months of 2002 and for the same period in 2001. The technology licensing fees and royalties for the six months ended June 2002 were due primarily to recognition of deferred revenue. No new technology licenses were entered into for the six months ended June 30, 2002 as compared to one new technology license for the same period in 2001.

     The company continues to realize royalties from other existing licensees including Ultra and Oki. Royalties from these and other licensees are expected to account for a greater share of the company's revenue in future periods.

     For the six months ended June 30, 2002, product sales were $1.6 million compared to $2.3 million for six months ended June 30, 2001, a decrease of $0.7 million or 30.4%. The decrease was primarily due to $0.4 million of lower product sales recognized by Pro Tech due to reduced fast-food headset purchases by major distributors and a $0.2 million decrease as a result of the cessation of operations of Artera Group International, Ltd. in March 2002.

     Gross profit margin on product sales, as a percentage of product revenues, decreased to 42.8% for the six months ended June 30, 2002, from 54.8% for the six months ended June 30, 2001. The decrease in product margin was primarily due to the change in product mix.

     Advertising/media revenues were $12,000 for the six months ended June 30, 2002 compared to $0.3 million for the same period in 2001. Advertising/media revenues are derived from the sale of audio and visual advertising in the Sight and Sound locations. Cost of advertising/media revenue was $8,000 for the six months ended June 30, 2002 compared to $0.3 million for the same period in

2001. These costs include the commissions paid to advertising representative companies and agencies and communication expenses related to the Sight and Sound locations. These decreases are primarily due to the termination of operations of DMC Cinema in February 2002 and the absence of new advertising contracts signed reflecting an overall advertising recession.

     For the six months ended June 30, 2002, selling, general and administrative expenses totaled $7.3 million as compared to $9.4 million for the six months ended June 30, 2001, a decrease of $2.1 million, or 22.3%. This decrease was due primarily to: (i) a $0.9 million decrease in depreciation and amortization expense in conjunction with the adoption of SFAS 142 effective January 1, 2002;
(ii) a $0.7 million decrease in legal and patent expenses; and (iii) a $0.6 million decrease in salary and related benefit costs as a result of the reduction in workforce. These decreases were partially offset with a $1.0 million increase in consulting expenses due to charges from warrants and options.

     For the six months ended June 30, 2002, research and development expenditures totaled $2.1 million as compared to $2.9 million for the six months ended June 30, 2001, a decrease of $0.8 million, or 27.6%. This decrease was due primarily to: (i) a $0.5 million decrease in product development costs related to ITC; (ii) a $0.2 million decrease in salary and related benefit costs related to a reduced workforce; and (iii) a $0.2 million decrease in rent related to the closing of our Maryland facility. The company expects research and development expenditures in 2002 will be less than in 2001.

     Included in the company's total costs and expenses were non-cash expenditures including: (i) depreciation and amortization of $0.6 million in the six months ended June 30, 2002 and $1.3 million in the same period in 2001; (ii) impairment of goodwill of $0.3 million in the six months ended June 30, 2002 and $0.6 million during the same period in 2001; (iii) interest expense of $2.6 million in the six months ended June 30, 2002 (due primarily to amortization of original issue discount of $0.6 million, amortization of beneficial conversion feature in convertible debt of $0.9 million and interest on convertible debt issued by the company of $0.9 million) and $2.9 million during the same period in 2001 (due primarily to amortization of original issue discount of $1.4 million, amortization of beneficial conversion feature in convertible debt of $0.2 million and interest on debt issued by the company of $1.0 million); (iv) finance costs associated with non-registration of common shares of $1.8 million and zero for the same period in 2001; (v) a warrant fair value adjustment of $0.1 million for the six months ended June 30, 2002 and $1.0 million for the same period in 2001 and realized loss on marketable securities deemed other-than-temporary of zero for the six months ended June 30, 2002 and $3.0 million during the same period in 2001; and (iv) repurchased licenses cost of $9.2 million for the six months ended June 30, 2002 and $19.3 million during the same period in 2001 (see Notes 2 and 4 - notes to the condensed consolidated financial statements). The impairment of goodwill is based upon continuing operating losses incurred in 2002 and 2001 of NCT's majority-owned subsidiary, NCT Audio.

LIQUIDITY AND CAPITAL RESOURCES

     NCT has incurred substantial losses from operations since its inception, which have been recurring and amounted to $239.4 million on a cumulative basis through June 30, 2002. These losses, which include the costs for development of products for commercial use, have been funded primarily from:

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

     There can be no  assurance  that  sufficient  funding  will be  provided by technology license fees, royalties, product sales, advertising revenue and engineering and development revenue. In that event, NCT would have to substantially reduce its level of operations. These reductions could have an adverse effect on NCT's relationships with its customers and suppliers. Uncertainty exists with respect to the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at June 30, 2002 about NCT's ability to continue as a going concern.

     We  recently  entered  into  financing   transactions   because  internally
generated funding sources were insufficient. These financing transactions are described in the notes to the condensed consolidated financial statements.

     At June 30, 2002, the company's cash and cash equivalents aggregated $0.4 million. NCT's working capital deficit was $46.6 million at June 30, 2002, compared to a deficit of $52.6 million at December 31, 2001. This $6.0 million decrease in working capital deficit was primarily due to the issuance of series H preferred stock for liabilities of $14.0 million which decreased our current liabilities during the six months ended June 30, 2002. NCT is in default of $2.9 million of its notes payable and $13.8 million of its convertible notes at June 30, 2002.

Operating Activities

     Net cash used in operating activities for the six months ended June 30, 2002 was $5.0 million primarily due to funding the six months ended June 30, 2002 net loss, as adjusted to reconcile to net cash.

     Our net accounts receivable decreased to $0.5 million at June 30, 2002 from $0.7 million at December 31, 2001. The decrease in net accounts receivable was due to the collection of accounts receivable and a decline in the company's entering into new technology license agreements in the 2002 period compared to the 2001 period in all segments.

     Our net inventory level decreased to $1.0 million at June 30, 2002 from $1.4 million at December 31, 2001.

     To improve its future operating cash flow, the company implemented substantial cost reduction and product simplification plans in 2001 and early 2002. These plans involved the evaluation and restructuring of unprofitable offerings, including some speaker products, headset products, ISP services and call center operations. In addition, we reduced our workforce approximately 46% since September 1, 2001.

Investing Activities

     Net cash used in investing activities was approximately $0.1 million for the six-month period ended June 30, 2002 and primarily due to minimal capital expenditures. The company anticipates making additional minimal investments during the remainder of 2002.

     In addition to available cash and cash equivalents, the company views its available-for-sale securities as additional sources of liquidity. At June 30, 2002 and December 31, 2001, the company's available-for-sale securities had approximate fair market values of $0.2 million and $0.9 million, respectively. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility, and, in general, have suffered a decline. In addition, the realizable value of these securities is subject to market and other conditions.

Financing Activities

     Net cash provided by financing activities was $4.9 million for the six-month period ended June 30, 2002 and was primarily due to the issuance and sale of convertible notes.

     At June 30, 2002, the company's short term debt was $20.4 million, net of discounts of approximately $1.8 million (principally comprised of $17.3 million of face value of outstanding convertible notes and $3.1 million of outstanding notes payable), compared to $16.3 million of short term debt at December 31, 2001. The cash proceeds from debt issued in 2002 were used for general corporate purposes unless otherwise stated.

     On January 10, 2002, Artera Group, Inc. privately placed a $0.6 million secured convertible note with Alpha Capital Aktiengesellschaft for $0.1 million in cash and the cancellation of a $0.1 million NCT promissory note and a $0.4 million NCT convertible note along with accrued interest.

     On January 11, 2002, NCT issued a secured convertible note ($2.2 million principal amount) to Carole Salkind for $0.35 million in cash and the cancellation of a $1.7 million NCT convertible note along with accrued interest and a default penalty.

     On January 25, 2002, NCT issued a secured convertible note ($0.65 million principal amount) to Carole Salkind for $0.65 million in cash.

     On January 25, 2002, NCT issued a secured convertible note ($0.25 million principal amount) to Carole Salkind for $0.25 million in cash. The cash proceeds were used to fund an escrow account with an unrelated third party. This note was paid.

     On February 27, 2002, NCT issued a secured convertible note ($0.8 million principal amount) to Carole Salkind for $0.8 million in cash and the accrued interest and a default penalty on a $0.25 million NCT convertible note dated January 25, 2002.

     On March 1, 2002, NCT issued a secured convertible note ($0.35 million principal amount) to Carole Salkind for $0.35 million in cash.

     On March 11, 2002, NCT privately placed a $0.4 million convertible note with Alpha Capital Aktiengesellschaft for $0.4 million in cash and the cancellation of approximately $15,000 Artera Group, Inc. promissory note along with accrued interest.

     On May 2, 2002, NCT issued a secured convertible note ($1.3 million principal amount) to Carole Salkind for the cancellation of a $1.0 million NCT secured convertible note along with accrued interest and a default penalty.

     On May 2, 2002, NCT issued a secured convertible note ($1.4 million principal amount) to Carole Salkind for $1.4 million in cash.

     On May 29, 2002, NCT issued a secured convertible note ($0.35 million principal amount) to Carole Salkind for $0.35 million in cash.

     On June 2, 2002, NCT issued a secured convertible note ($0.3 million principal amount) to Carole Salkind for $0.3 million in cash.

     On June 24, 2002, NCT issued 1,800 shares of our Series H Convertible Preferred Stock to Crammer Road LLC in exchange for $0.1 million cash, net of fees and 12,000 shares of DMC New York, Inc. common stock.

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

     There were no material commitments for capital expenditures as of June 30, 2002, and no material commitments are anticipated in the near future.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For discussion of legal proceedings, see Note 9 - Litigation and Note 12 - Subsequent Events which are included herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sales of Unregistered Securities.

     On January 1, 2002, NCT issued a five-year warrant to purchase 500,000 shares of our common stock to Piedmont Consulting, Inc. exercisable at $0.20 per share, for consulting services. 300,000 of the warrant shares are subject to contingent vesting. NCT also issued 300,000 shares of our common stock to Piedmont Consulting pursuant to a consulting agreement.

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

     On January 25, 2002, NCT issued a five-year warrant to purchase 812,500 shares of our common stock to Carole Salkind exercisable at $0.09 per share.

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

     On February 28, 2002, NCT issued 2,142,073 shares of common stock in exchange for 6.43 shares of Distributed Media Corporation.

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

     On March 12, 2002, Alpha Capital Aktiengesellschaft converted an aggregate of $350,000 8% convertible notes for 5,611,682 shares of our common stock.

     On May 2, 2002, NCT issued a secured convertible note ($1,275,483 principal amount) to Carole Salkind for the cancellation of a $1,000,000 NCT secured convertible note along with accrued interest and a default penalty.

     On May 2, 2002, NCT issued a secured convertible note ($1,425,000 principal amount) to Carole Salkind for $1,425,000 in cash.

     On May 2, 2002, NCT issued a five-year warrant to purchase 3,188,708 shares of our common stock to Carole Salkind exercisable at $0.094 per share.

     On May 2, 2002, NCT issued a five-year warrant to purchase 3,562,500 shares of our common stock to Carole Salkind exercisable at $0.094 per share.

     On May 29, 2002, NCT issued a secured convertible note ($350,000 principal amount) to Carole Salkind for $350,000 in cash.

     On May 29, 2002, NCT issued a five-year warrant to purchase 1,500,000 shares of our common stock to Carole Salkind exercisable at $0.095 per share.

     On May 31, 2002, Amro International, S.A. exchanged $25,000 of Artera Group, Inc. 6% convertible notes for 281,534 shares of our common stock.

     On June 2, 2002, NCT issued a secured convertible note ($300,000 principal amount) to Carole Salkind for $300,000 in cash.

     On June 2, 2002, NCT issued a five-year warrant to purchase 1,500,000 shares of our common stock to Carole Salkind exercisable at $0.097 per share.

     On June 6, 2002, NCT issued 200,000 shares of our common stock to Steven M. Esrick for settlement of a lawsuit.

     On June 17, 2002, NCT issued a three-year warrant to purchase 400,000 shares of our common stock to Barry Chappel exercisable at $0.081 per share.

     On June 17, 2002, NCT issued a three-year warrant to purchase 400,000 shares of our common stock to John Capozzi exercisable at $0.081 per share.

     On June 17, 2002, NCT issued a three-year warrant to purchase 350,000 shares of our common stock to Thomas Cotton exercisable at $0.081 per share.

     On June 24, 2002, NCT issued 1,800 shares of our Series H Convertible Preferred Stock to Crammer Road LLC for $120,000 cash and 12,000 shares of DMC New York, Inc. common stock.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     For discussion of defaults on the senior securities, see Note 1 - Basis of Presentation and Note 8 - Convertible Notes which are included herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      None.

ITEM 6.  EXHIBITS

3(a) Certificate of Designation, Preferences and Rights of Series H Convertible Preferred Stock of NCT Group, Inc. as filed in the office of the Secretary of State of the State of Delaware on June 21, 2002, incorporated herein by reference to Exhibit 3(c) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(a) Warrant dated January 1, 2002 issued to Piedmont Consulting, Inc. for the purchase of 500,000 shares of NCT common stock at a purchase price of $0.20 per share, incorporated herein by reference to Exhibit 4(a) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

4(b) Warrant dated January 10, 2002 issued to Libra Finance S.A. for the purchase of 5,000,000 shares of NCT common stock at a purchase price of the lower of: $0.07 per share or the lowest closing bid price from January 10, 2002 through June 28, 2002, incorporated herein by reference to Exhibit 4(b) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

4(c) Repricing of Warrant dated January 10, 2002 issued to Libra Finance S.A. for the purchase of 20,000,000 shares of NCT common stock from a purchase price of $0.09 per share to the lower of: $0.07 per share or the lowest closing bid price from January 10, 2002 through June 28, 2002, incorporated herein by reference to Exhibit 4(c) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

4(d) Warrant dated January 31, 2002 issued to Robert C. Lau for the purchase of 104,167 shares of NCT common stock at a purchase price of $0.13 per share, incorporated herein by reference to Exhibit 4(d) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

4(e) Warrant dated March 1, 2002 issued to Carole Salkind for the purchase of 437,500 shares of NCT common stock at a purchase price of $0.079 per share, incorporated herein by reference to Exhibit 4(e) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

4(f) Warrant dated May 2, 2002 issued to Carole Salkind for the purchase of 3,188,708 shares of NCT common stock at a purchase price of $0.094 per share, incorporated herein by reference to Exhibit 4(f) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

4(g) Warrant dated May 2, 2002 issued to Carole Salkind for the purchase of 3,562,500 shares of NCT common stock at a purchase price of $0.094 per share, incorporated herein by reference to Exhibit 4(g) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

4(h) Warrant dated January 11, 2002 issued to Carole Salkind for the purchase of 2,789,082 shares of common stock at an exercise price of $0.079 per share, incorporated herein by reference to Exhibit 4(m) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(i) Option dated January 11, 2002 granted to Carole Salkind to acquire a 10% equity interest in Artera Group, Inc., incorporated herein by reference to Exhibit 4(n) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(j) Warrant dated January 25, 2002 issued to Carole Salkind for the purchase of 812,500 shares of NCT common stock at an exercise price of $0.09 per share, incorporated herein by reference to Exhibit 4(o) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(k) Warrant dated January 25, 2002 issued to Carole Salkind for the purchase of 312,500 shares of NCT common stock at an exercise price of $0.09 per share, incorporated herein by reference to Exhibit 4(p) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(l) Warrant dated February 27, 2002 issued to Carole Salkind for the purchase of 1,034,226 shares of NCT common stock at an exercise price of $0.079 per share, incorporated herein by reference to Exhibit 4(q) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(m) Warrant dated May 29, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.095 per share, incorporated herein by reference to Exhibit 4(y) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(n) Warrant dated June 2, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.097 per share, incorporated herein by reference to Exhibit 4(z) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(o) Warrant dated July 3, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.078 per share, incorporated herein by reference to Exhibit 4(aa) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(p) Warrant dated July 12, 2002 issued to Carole Salkind for the purchase of 20,000,000 shares of NCT common stock at a purchase price of $0.075 per share, incorporated herein by reference to Exhibit 4(ab) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(q) Warrant dated July 15, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.075 per share, incorporated herein by reference to Exhibit 4(ac) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(r) Warrant dated June 13, 2002 issued to Blue Future, Inc. for the purchase of 250,000 shares of NCT common stock at a purchase price of $0.16 per share, incorporated herein by reference to Exhibit 4(ad) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(s) Warrant dated June 17, 2002 issued to Thomas Cotton for the purchase of 350,000 shares of NCT common stock at a purchase price of $0.081 per share, incorporated herein by reference to Exhibit 4(ae) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(t) Warrant dated June 17, 2002 issued to Barry H. Chappel for the purchase of 400,000 shares of NCT common stock at a purchase price of $0.081 per share, incorporated herein by reference to Exhibit 4(af) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(u) Warrant dated June 17, 2002 issued to John Capozzi for the purchase of 400,000 shares of NCT common stock at a purchase price of $0.081 per share, incorporated herein by reference to Exhibit 4(ag) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(v) Option granted to Leben Care, Inc. dated January 25, 2002 for an aggregate of 8,350,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.13 per share, incorporated herein by reference to Exhibit 4(ah) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(w) Option granted to Stopnoise.com, Inc. dated February 27, 2002 for an aggregate of 3,375,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.12 per share, incorporated herein by reference to Exhibit 4(ai) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(x) Option granted to Acme Associates, Inc. dated as of July 3, 2002 for an aggregate of 15,500,000 shares of NCT common stock at exercise prices ranging from $0.078 to $0.08 per share, incorporated herein by reference to Exhibit 4(aj) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(a) Subscription Agreement dated January 10, 2002, between Artera Group, Inc. and Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit10 (a) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(b) Security Agreement dated January 10, 2002, between Artera Group, Inc. and Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 10(b) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(c) Secured Convertible Note in the principal amount of $550,000 dated January 10, 2002, between Artera Group, Inc. and Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 10(c) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(d) Funds Escrow Agreement dated January 10, 2002, issued by Artera Group, Inc. to

          Alpha Capital Aktiengesellschaft,  incorporated herein by reference to
          Exhibit 10(d) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(e) Secured Convertible Note in principal amount of $350,000 dated March 1, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(e) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(f) Subscription Agreement dated March 11, 2002, between the Company and Alpha Capital Aktiengesellschaft, incorporated herein by reference to
          Exhibit 10(f) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(g) Funds Escrow Agreement dated March 11, 2002, between the Company and Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit10(g) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(h) Secured Convertible Note in the principal amount of $400,000 dated March 11, 2002, issued by the Company to Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 10(h) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(i) Secured Convertible Note in principal amount of $1,275,482.97 dated May 2, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(i) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(j) Secured Convertible Note in principal amount of $1,425,000 dated May 2, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(j) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(k) Secured Convertible Note in principal amount of $2,231,265.04 dated January 11, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(az) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(l) Secured Convertible Note in principal amount of $650,000 dated January 25, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(az)(1) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(m) Secured Convertible Note in principal amount of $250,000 dated January 25, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(az)(2) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(n) Secured Convertible Note in principal amount of $827,412 dated February 27, 2002 issued to Carole Salkind, incorporated herein by reference to Exhibit 10(az)(3) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(o) Secured Convertible Note in principal amount of $350,000 dated May 29, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bk) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(p) Secured Convertible Note in principal amount of $300,000 dated June 2, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bl) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(q) Exchange Agreement between the company and Crammer Road LLC dated as of June 21, 2002, incorporated herein by reference to Exhibit 10(bm) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(r) Registration Rights Agreement (Exhibit B to the Exchange Agreement dated as of June 21, 2002) dated as of June 21, 2002 between the company and Crammer Road LLC., incorporated herein by reference to
          Exhibit 10(bm)(1) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(s) Secured Convertible Note in principal amount of $350,000 dated July 3, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bn) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(t) Secured Convertible Note in principal amount of $350,000 dated July 15, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bo) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(u) Agreement dated July 12, 2002 relating to Pro Tech Exchange Rights among the Company, Pro Tech Communications, Inc., and Carole Salkind, incorporated herein by reference to Exhibit 10(bp) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(v) Private Equity Credit Agreement dated as of July 25, 2002 between NCT Group, Inc. and Crammer Road LLC., incorporated herein by reference to
          Exhibit 10(bq) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(w) Registration Rights Agreement (Exhibit A to Private Equity Credit Agreement) dated as of July 25, 2002 between NCT Group, Inc. and Crammer Road LLC., incorporated herein by reference to Exhibit 10(bq)(1) to the Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

99(a)     Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant
          to    Section    906   of   the    Sarbanes-Oxley    Act   of    2002.

-----------------------------------

(b)       Reports filed on Form 8-K:

          No form 8-K was filed during the current reporting period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      NCT GROUP, INC.


                                      By: /s/ Michael J. Parrella
                                          --------------------------------------
                                              Michael J. Parrella
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors



                                      By: /s/ Cy E. Hammond
                                          --------------------------------------
                                              Cy E. Hammond
                                              Senior Vice President,
                                              Chief Financial Officer


Dated: August 14, 2002