Form 10-Q
period 2002-09-30
NCT GROUP INC
filed 2002-11-15
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended      September 30, 2002
                                         ------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

                         Commission file number: 0-18267


                                 NCT Group, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                                 59-2501025
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

20 Ketchum Street, Westport, Connecticut                              06880
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

             443,474,345 shares outstanding as of November 12, 2002

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Note 1)


                                                                          (in thousands, except share data)
                                                                            December 31,      September 30,
                                                                                2001              2002
                                                                           -------------     --------------
ASSETS                                                                                         (Unaudited)

Current assets:
   Cash and cash equivalents                                                       $ 567              $ 793
   Investment in marketable securities (Note 5)                                      882                122
   Accounts receivable, net (Note 5)                                                 716                556
   Inventories, net  (Note 5)                                                      1,385                889
   Other current assets (Note 5)                                                     773                544
                                                                           -------------     --------------
                  Total current assets                                             4,323              2,904

Property and equipment, net (Note 5)                                               1,844              1,254
Goodwill, net (Note 3)                                                             7,184              7,184
Patent rights and other intangibles, net (Note 3)                                  4,088              3,748
Other assets (Note 5)                                                              2,570              2,449
                                                                           -------------     --------------
                                                                                $ 20,009           $ 17,539
                                                                           =============     ==============


LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIT

Current liabilities:
   Accounts payable                                                              $ 5,553            $ 5,332
   Accrued expenses                                                               12,093             20,023
   Notes payable (Note 7)                                                          3,208              2,943
   Current maturities of convertible notes (Note 8)                               11,710             16,996
   Deferred revenue (Note 5)                                                       4,616              2,944
   Other current liabilities (Note 5)                                             19,779              6,533
                                                                           -------------     --------------
                  Total current liabilities                                       56,959             54,771
                                                                           -------------     --------------

Long-term liabilities:
   Deferred revenue (Note 5)                                                       4,815              3,210
   Convertible notes  (Note 8)                                                         -                739
   Other liabilities (Note 5)                                                      2,950              2,092
                                                                           -------------     --------------
                  Total long-term liabilities                                      7,765              6,041
                                                                           -------------     --------------

Commitments and contingencies (Note 9)

Minority interest in consolidated subsidiaries                                     8,748              8,781
                                                                           -------------     --------------

Stockholders' capital deficit (Notes 6 and 11):
Preferred stock, $.10 par value, 10,000,000  shares authorized:
   Series H preferred stock, issued and outstanding, 0 and 1,800 shares,
   respectively (redemption amount $0 and $18,195,288, respectively)                   -             18,195
Common stock, $.01 par value, authorized 645,000,000 shares,
   issued 428,830,800 and 437,536,264 shares, respectively                         4,288              4,375
Additional paid-in capital                                                       164,621            175,955
Accumulated other comprehensive income (loss)                                         50                 17
Accumulated deficit                                                             (219,459)          (250,596)
Treasury stock, 6,078,065 and 0 shares, respectively
   of common stock, at cost                                                       (2,963)                 -
                                                                            -------------     --------------
                  Total stockholders' capital deficit                            (53,463)           (52,054)
                                                                            -------------     --------------
                                                                                $ 20,009           $ 17,539
                                                                            =============     ==============

The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(UNAUDITED)

                                                                               (in thousands, except per share amounts)
                                                                 Three months ended September 30,   Nine months ended September 30,
                                                                ---------------------------------  ---------------------------------
                                                                      2001             2002              2001              2002
                                                                ---------------  ----------------   ---------------  ---------------

                                                               Restated (Note 2)                    Restated (Note 2)
REVENUE:
   Technology licensing fees and royalties                              $ 1,565           $ 1,118          $ 4,039          $ 3,571
   Product sales, net                                                     1,209               552            3,522            2,132
   Advertising/media                                                         22                43              275               55
   Engineering and development services                                      75                 -              115               24
                                                                 ---------------   ----------------  --------------- ---------------
          Total revenue                                                 $ 2,871           $ 1,713          $ 7,951          $ 5,782
                                                                 ---------------   ----------------  --------------- ---------------

COSTS AND EXPENSES:
   Cost of product sales                                                  $ 771             $ 285          $ 1,817          $ 1,189
   Cost of advertising/media                                               (129)                5              209               13
   Cost of engineering and development services                               -                 4                1                8
   Selling, general and administrative                                    5,026             4,495           14,437           11,774
   Research and development                                               1,348             1,224            4,248            3,284
   Impairment of goodwill, net (Note 11)                                      -                 -              606              300
   Repurchased licenses, net                                                  -                 -           19,278            9,199
                                                                 ---------------   ----------------  --------------- ---------------
          Total operating costs and expenses
                                                                          7,016             6,013           40,596           25,767
Non-operating items:
   Other (income) expense, net (Note 5)                                   2,691             4,341            6,377            6,004
   Interest expense, net                                                  1,491             2,520            4,345            5,148
                                                                 ---------------   ----------------  --------------- ---------------
          Total costs and expenses                                     $ 11,198          $ 12,874         $ 51,318         $ 36,919
                                                                 ---------------   ----------------  --------------- ---------------
LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                      (8,327)          (11,161)         (43,367)         (31,137)
  Cumulative effect of change in accounting principle                         -                 -           (1,582)               -
                                                                 ---------------   ----------------  --------------- ---------------

NET LOSS                                                               $ (8,327)        $ (11,161)       $ (44,949)       $ (31,137)

Beneficial conversion features (Note 11)                                    105                 5              355               46
Preferred stock dividends (Note 11)                                          88               795              220            2,022
                                                                 ---------------   ----------------  --------------- ---------------

LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                                                    $ (8,520)        $ (11,961)       $ (45,524)       $ (33,205)
                                                                 ===============   ================  =============== ===============

Loss per share -
   Loss before cumulative effect of change
     in accounting principle                                            $ (0.02)          $ (0.03)         $ (0.11)         $ (0.08)
   Cumulative effect of change in accounting principle                        -                 -            (0.01)               -
                                                                 ---------------   ----------------  --------------- ---------------
   Basic and diluted                                                   $ (0.02)          $ (0.03)         $ (0.12)          $ (0.08)
                                                                 ===============   ================  =============== ===============
Weighted average common shares outstanding -
   basic and diluted                                                    391,683           436,256          365,777          432,364
                                                                 ===============   ================  =============== ===============

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)                                                                                 (in thousands)
                                                                 Three months ended September 30,    Nine months ended September 30,
                                                                ---------------------------------    -------------------------------
                                                                         2001             2002           2001              2002
                                                                   ---------------  -------------    ---------------   -------------
                                                                  Restated (Note 2)                  Restated (Note 2)
NET LOSS                                                                  $ (8,327)     $ (11,161)         $ (44,949)     $ (31,137)
Other comprehensive income (loss):
   Currency translation adjustment                                            (160)             2                (63)            23
   Unrealized (loss)/adjustment of unrealized loss on marketable securities (3,102)           577               (821)           (56)
                                                                  -----------------  --------------  ----------------  -------------
COMPREHENSIVE LOSS                                                       $ (11,589)     $ (10,582)         $ (45,833)     $ (31,170)
                                                                    ===============  ==============  ================  =============

The accompanying notes are an integral part of the condensed consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 5)
(Unaudited)
                                                                                                     (in thousands)
                                                                                             Nine months ended September 30,
                                                                                            --------------------------------
                                                                                                 2001             2002
                                                                                            ---------------  ---------------
                                                                                         Restated (Note 2)

Cash flows from operating activities:
    Net loss                                                                                    $ (44,949)       $ (31,137)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                                 2,086              903
      Common stock, warrants and options issued as consideration for:
         Compensation                                                                                  14              169
         Operating expenses                                                                         1,116            4,666
      Costs incurred related to non-registration of shares                                          1,187            5,825
      Provision for inventory                                                                           -             (564)
      Provision for doubtful accounts and uncollectible amounts                                       268                3
      (Gain)/loss on disposition of fixed assets                                                       (6)               5
      Repurchased licenses, net                                                                    19,278            9,199
      Impairment of goodwill, net (Note 11)                                                           606              300
      Costs of exiting activities                                                                       -              303
      Convertible note induced conversion expense                                                     190                -
      Loss on sale of NXT ordinary shares                                                           2,301                -
      Realized loss on available-for-sale securities                                                3,067              689
      Unrealized loss on fair value of derivative instrument                                        1,216              135
      Cumulative effect of change in accounting principle                                           1,582                -
      Amortization of debt discounts                                                                2,074            2,657
      Minority interest loss                                                                         (298)            (277)
      Changes in operating assets and liabilities, net of acquisitions:
         Decrease in accounts receivable                                                            3,298              157
         Decrease in inventories                                                                        9            1,060
         (Increase)  decrease in other assets                                                      (1,033)             218
         Increase in accounts payable and accrued expenses                                          2,869            1,508
         Decrease in other liabilities and deferred revenue                                        (4,728)          (3,558)
                                                                                           ---------------  ---------------
      Net cash used in operating activities                                                      $ (9,853)        $ (7,739)
                                                                                           ---------------  ---------------
Cash flows from investing activities:
    Capital expenditures                                                                         $ (1,498)             $ -
    Net cash paid for Artera Group International Limited acquisition                                 (100)               -
    Proceeds from sale of capital equipment                                                             -               11
    Proceeds from sale of NXT ordinary shares                                                       6,858                -
                                                                                           ---------------  ---------------
      Net cash provided by investing activities                                                   $ 5,260             $ 11
                                                                                           ---------------  ---------------
Cash flows from financing activities:
    Proceeds from:
      Convertible notes and notes payable, net (Notes 7 and 8)                                    $ 3,781          $ 8,324
      Sale of common stock, net                                                                       186                -
      Sale of preferred stock, net (Note 11)                                                          457              110
      Sale of excess exchange shares                                                                  164                -
      Collection of subscription receivable                                                           213                -
      Repayments of notes                                                                            (348)            (479)
                                                                                           ---------------  ---------------
      Net cash provided by financing activities                                                   $ 4,453          $ 7,955
                                                                                           ---------------  ---------------
Effect of exchange rate changes on cash                                                             $ (63)            $ (1)
                                                                                           ---------------  ---------------
Net (decrease) increase in cash and cash equivalents                                                 (203)             226
Cash and cash equivalents - beginning of period                                                     1,167              567
                                                                                           ---------------  ---------------
Cash and cash equivalents - end of period                                                           $ 964            $ 793
                                                                                           ===============  ===============
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:


     Throughout this document, NCT Group, Inc. and its subsidiaries are referred to as the "company," "we," "our," "us" or "NCT." The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and nine months ended September 30, 2002 and cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. We have reclassified some amounts in the prior periods' financial statements to conform to the current periods' presentation.

     NCT has incurred substantial losses from operations since its inception which cumulatively amounted to $250.6 million through September 30, 2002. Cash and cash equivalents amounted to $0.8 million at September 30, 2002, increasing from $0.6 million at December 31, 2001. A working capital deficit of $51.9 million exists at September 30, 2002. NCT is in default of $2.5 million of its notes payable and $11.1 million of its convertible notes at September 30, 2002. Management believes that currently available funds will not be sufficient to sustain NCT at present levels. NCT's ability to continue as a going concern is dependent on funding from several sources, including available cash and cash equivalents and cash generated from its revenue sources, particularly technology licensing fees and royalties and product sales. The level of realization of funding from our revenue sources is presently uncertain. If anticipated revenues do not generate sufficient cash, management believes additional working capital financing must be obtained. We are attempting to raise additional capital to fund operations. There is no assurance any of the financing is or would become available.

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

     The accompanying condensed consolidated financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at September 30, 2002 about the company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

2.   Restatement of Prior Year Statements of Operations:

     The condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statement of cash flows for the 2001 periods presented herein have been retroactively restated to reflect the transactions described below. A comparison of the statements of operations for the three and nine months ended September 30, 2001 as reported and as restated by the transactions described below follows.


(in thousands, except per share amounts)
                                                                             Three months ended
                                                                             September 30, 2001
                                                                          ------------------------
                                                                            As                      Transaction
                                                                         Reported     Restated       Reference
                                                                        -----------  -----------    -----------
 Revenue:
   Technology licensing fees and royalties                                  $ 1,759      $ 1,565        a, b
   Product sales, net                                                         1,209        1,209
   Advertising/media                                                             22           22
   Engineering and development services                                          75           75
                                                                         -----------  -----------
        Total revenue                                                       $ 3,065      $ 2,871
                                                                         -----------  -----------

Costs and expenses:
   Cost of product sales                                                      $ 771        $ 771
   Cost of advertising/media                                                   (128)        (129)
   Cost of engineering and development services                                   -            -
   Selling, general and administrative                                        5,026        5,026
   Research and development                                                   1,251        1,348        b, f
   Impairment of goodwill, net                                                    -            -
   Repurchased licenses, net                                                      -            -
                                                                         -----------  -----------
        Total operating costs and expenses                                    6,920        7,016

Non-operating items:
   Other (income) expense, net                                                2,712        2,691
   Interest expense, net                                                      1,491        1,491
                                                                         -----------  -----------
        Total costs and expenses                                           $ 11,123     $ 11,198
                                                                         -----------  -----------

Loss before cumulative effect of change in accounting principle              (8,058)      (8,327)
   Cumulative effect of change in accounting principle                            -            -
                                                                         -----------  -----------

Net loss                                                                   $ (8,058)    $ (8,327)
                                                                         ===========  ===========

Loss attributable to common stockholders                                   $ (8,251)    $ (8,520)
                                                                         ===========  ===========

Loss per share - basic and diluted                                          $ (0.02)     $ (0.02)
                                                                         ===========  ===========

Weighted average common shares outstanding - basic and diluted              397,761      391,683
                                                                         ===========  ===========



                                                                               Nine months ended        Transaction
                                                                             September 30, 2001          Reference
                                                                         ----------------------------   ------------
                                                                             As
                                                                          Reported       Restated
                                                                        -------------  -------------
Revenue:
   Technology licensing fees and royalties                                    $ 5,710        $ 4,039        a, b
   Product sales, net                                                           3,522          3,522
   Advertising/media                                                            1,025            275          c
   Engineering and development services                                           115            115
                                                                        -------------  -------------
        Total revenue                                                          10,372          7,951
                                                                        -------------  -------------

Costs and expenses:
   Cost of product sales                                                      $ 1,817        $ 1,817
   Cost of advertising/media                                                      210            209
   Cost of engineering and development services                                     1              1
   Selling, general and administrative                                         14,187         14,437          a
   Research and development                                                     5,256          4,248        b, f
   Impairment of goodwill, net                                                  1,494            606          d
   Repurchased licenses, net                                                        -         19,278        a, e
                                                                        -------------  -------------
        Total operating costs and expenses                                     22,965         40,596

Non-operating items:

   Other (income) expense, net                                                  6,437          6,377        a, f
   Interest expense, net                                                        4,345          4,345
                                                                        -------------  -------------
        Total costs and expenses                                             $ 33,747       $ 51,318
                                                                        -------------  -------------

Loss before cumulative effect of change in accounting principle               (23,375)       (43,367)
   Cumulative effect of change in accounting principle                         (1,582)        (1,582)
                                                                        -------------  -------------

Net loss                                                                    $ (24,957)     $ (44,949)
                                                                        =============  =============

Loss attributable to common stockholders                                    $ (25,815)     $ (45,524)
                                                                        =============  =============

Loss per share - basic and diluted                                            $ (0.07)       $ (0.12)
                                                                        =============  =============

Weighted average common shares outstanding - basic and diluted                371,855        365,777
                                                                        =============  =============



                                                                            As of September 30, 2001
                                                                          ----------------------------
                                                                               As
Balance Sheet Data:                                                         Reported       Restated
                                                                          -------------  -------------
 Total assets                                                                $ 42,030       $ 42,553
 Total current liabilities                                                     37,093         54,243
 Total long term liabilities                                                    7,255          6,644
 Accumulated deficit                                                         (166,756)      (186,748)
 Total stockholders' capital deficit                                          (11,186)       (27,114)
 Working capital (deficit)                                                    (28,941)       (46,843)



Footnotes:
(a) On March 7, 2001, the company decided to reacquire two Distributed Media Corporation (DMC) licenses held by Eagle Assets and Brookepark for $4.0 million. As a result, we incurred an aggregate charge of $1.3 million, net of $2.7 million reduction of deferred revenue to zero, included in repurchased licenses, net for the nine months ended September 30, 2001. Concurrently, we ceased recognition of revenue on these DMC licenses. License fee revenue decreased by $0.3 million and $0.8 million for the three and nine months ended September 30, 2001, respectively. The accounts receivable reserve was increased by $0.3 million resulting in an increase of selling, general and administrative expenses for the nine months ended September 30, 2001. The fair value adjustment of $0.5 million on Pro Tech Communications, Inc. (Pro Tech) common shares received in settlement of a license fee receivable during the first quarter of 2001 was recorded as a step acquisition of Pro Tech. As a result, other (income) expense, net decreased by $0.5 million for the nine months ended September 30, 2001.

(b) On March 31, 2001, pursuant to the May 8, 2000 (as amended by the June 30, 2000) license agreement with ITC, license fee revenue increased by $0.1 million and decreased by $0.9 million and research and engineering cost increased by $0.1 million and decreased by $0.9 million for the three and nine months ended September 30, 2001, respectively.

(c) On May 5, 2000, Theater Radio Network, Inc. entered into an advertising agreement with InsiderStreet.com, Inc. The advertising agreement required, among other things, Theater Radio Network to play InsiderStreet's commercials in a minimum of 8,500 theater screens at a cost of $20.58 per theater screen per month, as further described in the agreement. The term of the agreement was two years commencing on June 19, 2000. At the date of acquisition (August 18, 2000) of Theater Radio Network by DMC Cinema, Theater Radio Network had remaining 475,595 shares of the originally issued 575,595 shares of InsiderStreet common stock which were valued at $2.5 million. At the time of the transaction, approximately $2.9 million was recorded as deferred revenue that was expected to be recognized as revenue over the two-year term of the advertising agreement. Subsequent to our acquisition of Theater Radio Network, we received notification that InsiderStreet was canceling the advertising arrangement. We continued providing services for a period of time after the termination. InsiderStreet agreed that DMC Cinema could retain the shares. The recognition of deferred revenue ceased. Advertising/media revenue decreased by $0.8 million for the nine months ended September 30, 2001

(d) During 2001, step acquisitions of NCT Audio were adjusted to reflect the fact that our investment in this subsidiary had been reduced to zero. The net change was $0.9 million as reduction in impairment of goodwill, net for the nine months ended September 30, 2001.

(e) On April 12, 2001, we acquired a 25% interest in DMC New York, Inc. for $4.0 million from Crammer Road LLC, the sole shareholder, and agreed to acquire the remaining 75% interest pursuant to a private equity credit agreement. The acquisition resulted in a charge to operations because DMC New York had not commenced operations. For the nine months ended September 30, 2001, repurchased licenses, net increased by $18.0 million.

(f) On February 9, 2001, accounts payable relating to the acquisition of a patent was forgiven in the amount of $0.4 million. The cost of the patent was reduced and the amortization thereon adjusted. This change resulted in less than $0.1 million and $0.1 million decrease in research and development expense for the three and nine months ended September 30, 2001, respectively, and an increase in other income (expense), net of $0.4 million for the nine months ended September 30, 2001.

3.   Recent Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, we are required to reassess the goodwill and other intangible assets recorded in connection with acquisitions, as well as their useful lives. SFAS 142 required that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units (an operating segment or a component of an operating segment that constitutes a business for which discrete financial information is available; our reporting units with goodwill consist of Advancel Logic Corporation within the technology operating segment, Pro Tech within the communications operating segment and Midcore Software, Inc./Artera Group, Inc. within the communications operating segment) for purposes of impairment testing and segment reporting. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. The company adopted SFAS 142 effective January 1, 2002. Adoption of SFAS 142 required us to evaluate the future cash flows related to goodwill and other intangible assets. Using the guidelines in SFAS 142 for intangible assets with finite lives, the estimated future cash flows were determined in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" by projecting future estimated revenues and costs and comparing the resultant cash flows to the carrying amount of the intangible asset. As of January 1, 2002, we did not have any impairment of other intangible assets. The adoption of SFAS 142 resulted in the elimination of the amortization of goodwill and had no other impact on our financial statements. At September 30, 2002, we had $7.2 million of goodwill, net of amortization and $3.7 million of patent rights and other intangibles, net of amortization. For the three months ended September 30, 2001 and 2002, we had $0.4 million and zero of goodwill amortization expense, respectively. For the nine months ended September 30, 2001 and 2002, we had $1.2 million and zero of goodwill amortization expense, respectively. For each of the three months ended September 30, 2001 and 2002, we had $0.1 million of other intangible asset amortization expense. For the nine months ended September 30, 2001 and 2002, we had $0.4 million and $0.3 million of other intangible asset amortization expense, respectively.

     The effects on net loss and loss per share of excluding such goodwill amortization from the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2002 follow.


(in thousands, except per share amounts)

                                                          Three months ended September 30,         Nine months ended September 30,
                                                          --------------------------------         -------------------------------
                                                               2001                2002                  2001              2002
                                                          -------------       -------------         -------------      ------------
                                                          Restated (Note 2)                         Restated (Note 2)
Reported loss before cumulative effect
  of change in accounting principle                            $ (8,327)         $ (11,161)             $ (43,367)       $ (31,137)
Cumulative effect of change in accounting principle                   -                  -                 (1,582)               -
Add back:  Goodwill amortization                                    447                  -                  1,243                -
                                                            ------------      -------------          -------------      -----------
Adjusted net loss                                              $ (7,880)         $ (11,161)             $ (43,706)       $ (31,137)
                                                            ============      =============          =============      ===========

Basic and diluted loss per share
Reported net loss                                               $ (0.02)           $ (0.03)               $ (0.11)         $ (0.08)
Cumulative effect of change in accounting principle                   -                  -                  (0.01)               -
Goodwill amortization                                                 -                  -                      -                -
                                                            ------------      -------------          -------------      -----------
Adjusted net loss                                               $ (0.02)           $ (0.03)               $ (0.12)         $ (0.08)
                                                            ============      =============          =============      ===========



     The other intangibles subject to amortization are categorized below with an estimate of the amortization expense for the year ended December 31, 2002 and the five years thereafter.


(in thousands)                                   September 30, 2002
                                       -------------------------------------
                                         Gross Carrying      Accumulated
                                            Amount           Amortization
                                       -----------------    ----------------
Amortized intangible assets
   Patents                                      $ 4,147            $ (3,650)
   Licensed technology                            3,827                (576)
                                       -----------------    ----------------
Total                                           $ 7,974            $ (4,226)
                                       =================    ================


Estimated amortization expense for the years ended:
--------------------------------------------------
December 31, 2002  (October 1 to December 31, 2002)                $     94
December 31, 2003                                                  $    368
December 31, 2004                                                  $    379
December 31, 2005                                                  $    334
December 31, 2006                                                  $    334
December 31, 2007                                                  $    333



     Goodwill balances by operating segment follow.

(in thousands)             Media      Communications    Technology
                          Segment         Segment         Segment       Total
                       -------------  ---------------  ------------  -----------
Balance as of
  January 1, 2002          $    -         $  6,845        $  339      $ 7,184
Goodwill acquired             300                -             -          300
Impairment losses            (300)               -             -         (300)
                       -------------  ---------------  ------------  -----------
Balance as of
  September 30, 2002       $    -         $  6,845        $  339      $ 7,184
                       =============  ===============  ============  ===========

4.   Acquisitions:

     On June 21, 2002, NCT completed its acquisition of the remaining 75% of DMC New York, Inc. (DMC NY), for $18.0 million, $14.0 million of which had been accrued in the second quarter of 2001. DMC NY is the owner of 16 licenses previously purchased from our subsidiary, Distributed Media Corporation, in 1999. We acquired the 12,000 remaining outstanding shares of DMC NY common stock and received $0.1 million net proceeds from Crammer Road LLC in exchange for 1,800 shares of our series H preferred stock with a stated value of $18.0 million (see Note 11). The purchase of the remaining 75% of DMC NY has been valued at the estimated fair value of the NCT common stock underlying the $18 million stated value of our series H preferred stock which includes an additional $5.3 million of value resulting from the conversion rate of 75% of the average closing bid price for the five days prior to acquisition, compared to the closing bid price on the day of acquisition. We recorded an aggregate charge of $9.2 million for the nine months ended September 30, 2002 classified as repurchased licenses, net because DMC NY has not commenced operations. DMC NY has not recorded any revenue and apart from its New York metropolitan area license rights, has no other assets or operations. The aggregate cost for this acquisition (16,000 shares), including the 25% purchased in 2001, was $27.2 million. The purchase price was arrived at in various negotiations between NCT and Crammer Road. The acquisition resulted in our control of the number one designated market area. We did not obtain an independent valuation.

5.   Other Financial Data:

Balance Sheet Items:
-------------------

     Investments in marketable securities include available-for-sale securities at market value. The following table displays the fair value, cost basis, and realized/unrealized gain (loss) of the company's available-for-sale securities (in thousands):




                                    December 31, 2001                             September 30, 2002
                            ----------------------------------      ---------------------------------------------------
                               Cost      Realized     Market           Cost       Realized     Unrealized      Market
                               Basis    Gain/(Loss)    Value           Basis     Gain/(Loss)   Gain/(Loss)      Value
                            ---------- ------------ ----------      ----------  -----------   ------------   ----------


Available-for-sale:
   ITC                        $ 4,696     $ (3,898)      $ 798           $ 798       $ (689)        $ (15)        $ 94
   Teltran                        743         (659)         84              84            -           (56)          28
   InsiderStreet                2,479       (2,479)          -               -            -             -            -
                            ---------- ------------ ----------      ----------  -----------   ------------   ----------

     Totals                   $ 7,918     $ (7,036)      $ 882           $ 882       $ (689)        $ (71)       $ 122
                            ========== ============ ==========      ==========  ===========   ============   ==========

     The company reviews declines in the value of its investment portfolio when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. The company considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary. At September 30, 2002, we concluded that the decline in the value of ITC did require a write down to a new cost basis because of the lack of recent market information available to assess the financial condition and near term prospects.

         Accounts receivable comprise the following (in thousands):



                                                               December 31,        September 30,
                                                                   2001                2002
                                                             -----------------   -----------------
Technology license fees and royalties                                   $ 287                 $ 8
Joint ventures and affiliates                                              34                  34
Other receivables                                                         693                 815
                                                             -----------------   -----------------
                                                                      $ 1,014               $ 857
Allowance for doubtful accounts                                          (298)               (301)
                                                             -----------------   -----------------
     Accounts receivable, net                                           $ 716               $ 556
                                                             =================   =================


         Inventories comprise the following (in thousands):




                                                               December 31,        September 30,
                                                                   2001                2002
                                                             -----------------   -----------------
Components                                                            $   427             $   234
Finished goods                                                          1,749                 882
                                                             -----------------   -----------------
                                                                      $ 2,176             $ 1,116
Reserve for obsolete & slow moving inventory                             (791)               (227)
                                                             -----------------   -----------------
     Inventories, net                                                 $ 1,385             $   889
                                                             =================   =================


         Other current assets comprise the following (in thousands):


                                                             December 31,       September 30,
                                                                  2001               2002
                                                            -----------------  -----------------

Notes receivable                                                     $ 1,000            $ 1,000
Investment in warrant (Teltran)                                          152                 17
Due from officer                                                         105                111
Other                                                                    516                416
                                                            -----------------  -----------------
                                                                     $ 1,773            $ 1,544
Reserve for uncollectible amounts                                     (1,000)            (1,000)
                                                            -----------------  -----------------
     Other current assets                                              $ 773              $ 544
                                                            =================  =================

         Other assets (long term) comprise the following (in thousands):


                                                              December 31,       September 30,
                                                                  2001               2002
                                                            -----------------  -----------------

Marketable ITC securities                                            $ 1,304            $ 1,319
Advances and deposits                                                    651                638
Deferred charges                                                         537                395
Other                                                                     78                 97
                                                            -----------------  -----------------
     Other assets                                                    $ 2,570            $ 2,449
                                                            =================  =================




         Property and equipment comprise the following (in thousands):

                                                                       December 31,        September 30,
                                                                            2001               2002
                                                                     -----------------  ------------------
         Machinery and equipment                                              $ 3,786             $ 1,971
         Furniture and fixtures                                                   623                 634
         Leasehold improvements                                                   966                 911
         Tooling                                                                  631                 631
         Other                                                                    432                 432
                                                                     -----------------  ------------------
                                                                              $ 6,438             $ 4,579
         Accumulated depreciation                                              (4,594)             (3,325)
                                                                     -----------------  ------------------
              Property and equipment, net                                     $ 1,844             $ 1,254
                                                                     =================  ==================

         Deferred revenues comprise the following (in thousands):



                                                                December 31,        September 30,
                                                                    2001                2002
                                                             -----------------   -----------------
NXT                                                                   $ 6,955             $ 5,350
Teltran                                                                 1,921                 192
Other                                                                     555                 612
                                                             -----------------   -----------------
                                                                      $ 9,431             $ 6,154
Less: amount classified as current                                     (4,616)             (2,944)
                                                             -----------------   -----------------
     Deferred revenue (classified as long term)                       $ 4,815             $ 3,210
                                                             =================   =================

         We do not expect to realize any additional cash in connection with recognition of our deferred revenues.

         Other current liabilities comprise the following (in thousands):

                                                               December 31,        September 30,
                                                                   2001                2002
                                                             -----------------   -----------------
License reacquisition payable                                        $ 18,000             $ 4,000
Development fee payable                                                   800                 650
Royalty payable                                                           766               1,198
Due to selling shareholders of Theater Radio Network                        -                 557
Due to L&H                                                                100                 100
Other                                                                     113                  28
                                                            -----------------   -----------------
    Other current liabilities                                        $ 19,779             $ 6,533
                                                             =================   =================


         Other liabilities (long term) comprise the following (in thousands):

                                                               December 31,        September 30,
                                                                   2001                2002
                                                             -----------------   -----------------
Due to ITC                                                            $ 1,422             $ 1,422
Royalty payable                                                           959                 527
Due to selling shareholders of Theater Radio Network                      569                   -
Other                                                                       -                 143
                                                             -----------------   -----------------
     Other liabilities                                                $ 2,950             $ 2,092
                                                             =================   =================



Statements of Operations Information:
-------------------------------------

         Other (income) expense, net comprise the following (in thousands):

                                                        Three months ended September 30,        Nine months ended September 30,
                                                         ---------------------------------     -----------------------------------
                                                               2001              2002               2001              2002
                                                          --------------    --------------      ---------------    ---------------

  Finance costs associated with non-registration of common
   shares and of common shares underlying convertible notes      $     -           $ 3,700              $     -           $  5,512
  Minority share of loss in subsidiary - Pro Tech                   (142)              (74)                (298)              (277)
  Depreciation in fair value of derivative instrument                199                 5                1,216                135
  Realized loss on sale of trading securities - NXT                2,874                 -                2,302                  -
  Unrealized gain on trading securities - NXT                       (482)                -                    -                  -
  Other-than-temporary decline in value of securities
   available-for-sale                                                 98               689                3,067                689
  Default penalties on debt                                          261               288                  411                313
  Inducement charge                                                    -                 -                  190                  -
  Other                                                             (117)             (267)                (511)              (368)
                                                           --------------    --------------       --------------     --------------
   Total non-operating other (income) expense, net               $ 2,691           $ 4,341              $ 6,377            $ 6,004
                                                           ==============    ==============       ==============     ==============

Supplemental Cash Flow Disclosures:
-----------------------------------

(in thousands)
                                                                                                 Nine months ended September 30,
                                                                                               ------------------------------------
Supplemental disclosures of cash flow information:                                                    2001                2002
                                                                                               ------------------   ---------------
Cash paid during the year for:
   Interest                                                                                            $        -        $       17
                                                                                               ==================   ===============
Supplemental disclosures of non-cash investing and financing activities:
   Unrealized holding loss on available-for-sale securities                                            $     (821)       $      (56)
                                                                                               ==================   ===============
   Issuance of common stock upon conversion of principal portion of convertible notes                  $      500        $      375
                                                                                               ==================   ===============
   Issuance of common stock upon exchange of principal portion of convertible notes of subsidiary      $    2,459        $      200
                                                                                               ==================   ===============
   Issuance of common stock in exchange for common stock of subsidiary                                 $      984        $        -
                                                                                               ==================   ===============
   Receipt of Pro Tech common shares in lieu of cash to settle accounts receivable                     $    1,350        $        -
                                                                                               ==================   ===============
   Issuance of series H preferred stock in exchange for previously accrued acquisition of subsidiary   $        -        $   14,000
                                                                                               ==================   ===============
   Issuance of preferred stock of subsidiary, Artera Group, Inc.                                       $    8,299        $        -
                                                                                               ==================   ===============
   Issuance of common stock in exchange for preferred stock                                            $      582        $        -
                                                                                               ==================   ===============
   Issuance of common stock in exchange for preferred stock of subsidiary                              $      261        $        -
                                                                                               ==================   ===============
   Property and equipment financed through capitalized leases and notes payable                        $      356        $       15
                                                                                               ==================   ===============
   Receipt of non-recourse notes as partial consideration for convertible note of subsidiary           $    1,000        $        -
                                                                                               ==================   ===============
   Receipt of Pro Tech common shares as partial consideration of convertible note of subsidiary        $      500        $        -
                                                                                               ==================   ===============
   Investment in DMC New York and repurchase of licenses                                               $   21,000        $        -
                                                                                               ==================   ===============
   Receipt of NXT shares for license fee                                                               $    9,160        $        -
                                                                                               ==================   ===============
   Settlement of liability as offset against patent                                                    $      405        $        -
                                                                                               ==================   ===============

6.   Stockholders' Capital Deficit:

     The changes in stockholders' capital deficit during the nine months ended September 30, 2002 were as follows (in thousands):

                                           Series H                                              Accumulated
                                          Convertible                     Additional  Accumu-      Other
                                        Preferred Stock    Common Stock    Paid-in    lated     Comprehensive     Treasury Stock
                                        ---------------  ---------------  ---------- ---------- -------------   --------------------
                                         Shares  Amount    Shares Amount    Capital    Deficit  Income/(Loss)    Shares    Amount
                                        ---------------  ---------------  ---------  ----------  ------------   --------------------
Balance at December 31, 2001               -    $     -  428,831 $ 4,288  $ 164,621  $ (219,459)       $ 50        6,078   $(2,963)
Sale of preferred stock, net               2     18,000        -       -      5,309           -           -            -         -
Dividend and amortization of discounts
 on beneficial conversion price
 to preferred shareholders                 -        195        -       -       (195)          -           -            -         -
Dividend and amortization of discounts
 on beneficial conversion price to
 subsidiary preferred shareholders         -          -        -       -       (311)          -           -            -         -
Charges for the non-registration of the
 underlying shares of NCT to subsidiary
 preferred shareholders                    -          -        -       -     (1,562)          -           -            -         -
Exchange of subsidiary common stock
 for common stock                          -          -    6,073      61        409           -           -            -         -
Conversion of convertible debt             -          -    5,611      56        348           -           -            -         -
Exchange of subsidiary convertible debt
 for common stock                          -          -    2,599      26        193           -           -            -         -
Shares issued for settlement
 obligations/prepayments                   -          -      500       5         40           -           -            -         -
Retirement of treasury stock               -          -   (6,078)    (61)    (2,902)          -           -       (6,078)    2,963
Warrants issued in conjunction with
 convertible debt and related rights       -          -        -       -      3,671           -           -            -         -
Beneficial conversion feature on
 convertible debt                          -          -        -       -      2,549           -           -            -         -
Net loss                                   -          -        -       -          -     (31,137)          -            -         -
Accumulated other comprehensive
 income (loss)                             -          -        -       -          -           -         (33)           -         -
Compensatory stock options and warrants    -          -        -       -      3,785           -           -            -         -
                                        ---------------  ---------------  --------- ----------- -----------   ----------------------
Balance at September 30, 2002              2    $18,195  437,536 $ 4,375  $ 175,955  $ (250,596)   $     17            -   $     -
                                        ===============  ===============  ========= =========== ===========   ======================

7.   Notes Payable:



(in thousands)
                                                                                        December 31,      September 30,
                                                                                           2001               2002
                                                                                      ----------------   ---------------
Logical eBusiness Solutions Limited (f/k/a DataTec)                                            $ 2,184           $ 2,161
        Obligation of subsidiary to a prior owner of Web Factory; due in two installments of 750 British pounds sterling on August 31, 2000 and December 31, 2000; interest accrues at 4% above the base rate of National Westminister Bank plc
Bridge financing                                                                                   465                 -
        $465 rolled into convertible note financing completed in
        January 2002; notes bore interest at rates ranging from 3% to 6%
Note from stockholder of subsidiary                                                                226               177
        Interest at 8.5% per annum payable at maturity;
        matured March 27, 2002; Subsequent maturities rolled into
        note which matures June 27, 2003
Top Source Automotive                                                                              204               204
        Default interest rate accrues at two times prime;
        due April 16, 1999
Notes due former employees                                                                         118               116
        $100 bears interest at 8.25%, compounded annually; due
        in two equal installments on December 1, 1998 and March 1,
        1999.  $16 bears interest at 12%, due on demand.
Other financings                                                                                    11               285
        Interest ranging from 7% to 12%;  $220 matures November 1, 2002;
        $35 due July 15, 2003; $30 all other
                                                                                      ----------------   ---------------
                                                                                               $ 3,208           $ 2,943
                                                                                      ================   ===============

8.   Convertible Notes:


(in thousands)
                                                                                           December 31,  September 30,
                                                                                               2001           2002
                                                                                           ------------  -------------
Issued to Carole Salkind (a)                                                                    $ 7,222       $ 15,609
     Accrues interest at 8% per annum; weighted effective interest rate of 41.4%; secured by substantially all of the assets of NCT;
     convertible into NCT common stock at prices ranging from
     $0.059 - $0.097 or exchangeable for common stock of NCT
     subsidiaries except for Pro Tech; maturing by quarter as follows:
          December 31, 2002             $ 3,290
          March 31, 2003                  4,059
          June 30, 2003                   2,075
          September 30, 2003              6,185
Issued to Crammer Road LLC (b)                                                                    1,000          1,000
     Accrues interest at 2% per month from May 27, 2001 payable at maturity; weighted effective interest rate of 30.3%; convertible at 93.75% of average five-day closing bid price for the five trading days preceding conversion; due December 31, 2001
8% Convertible Notes (c)                                                                            401            976
     Weighted effective interest rate of 25%; convertible
     into NCT common stock at various conversion rates; matures:
          March 14, 2002                $    17
          April 12, 2002                      9
          January 10, 2004                  550
          March 11, 2004                    400
6% Convertible Notes (d)                                                                          4,428          4,228
     Weighted effective interest rate of 85.8%; convertible into
     NCT common stock at 100% of the five-day average
     closing bid price preceding conversion; matures:
          January 9, 2002               $ 2,022
          April 4, 2002                     875
          May 25, 2002                       81
          June 29, 2002                   1,250
                                                                                           ------------  -------------
                                                                                               $ 13,051       $ 21,813
Less: unamortized debt discounts                                                                 (1,341)        (4,078)
Less: amounts classified as long term                                                                 -           (739)
                                                                                           ------------  -------------
                                                                                               $ 11,710       $ 16,996
                                                                                           ============  =============

Footnotes:
(a) During the nine months ended September 30, 2002, NCT issued an aggregate of $13.8 million of secured convertible notes to Carole Salkind, an accredited investor and spouse of a former director of NCT. We defaulted on payment of notes dated August 22, 2001, January 25, 2002, March 27, 2000 and September 28, 2001 for an aggregate of $5.4 million. The principal on the notes dated August 22, 2001, March 27, 2000 and September 28, 2001 ($5.2 million) was rolled into new notes in 2002 along with default penalties aggregating $0.5 million, accrued interest and an aggregate of $7.7 million new funding from Carole Salkind. During the nine months ended September 30, 2002, we recorded original issue discounts of $2.0 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 11). We recorded discounts of $1.6 million for warrants issued as consideration for irrevocable waivers relating to Pro Tech common stock whereby the original instrument was a convertible note or a warrant issued in conjunction with a convertible note (see Note 11). In addition, beneficial conversion features totaling $2.2 million have been recorded as a discount to the notes. These discounts are being amortized over the term of the related notes. For the three and nine months ended September 30, 2002, $1.9 million and $3.2 million, respectively, of amortization related to these discounts is included in interest expense. Unamortized discounts of $3.9 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of September 30, 2002. The secured convertible note for $0.8 million is also secured by an interest in specific assets of our subsidiary, NCT Video. The default provisions in these notes impose a penalty of 10% of the principal payments in default and default interest from the date of default on the principal in default at the interest rate stated in the note plus 5%. On February 6, 2002, due to a judgment in an unrelated case having been entered against NCT and DMC on January 17, 2002 in excess of the permitted maximum of $0.25 million (see Note 10), an event of default occurred with respect to $4.9 million of the notes outstanding. These notes are senior to all other indebtedness of the company. To date, demand for payment has not been made.

(b) The company did not repay this convertible note upon maturity, which resulted in default for non-payment. We are also obligated to register shares issuable upon conversion of this note. Crammer Road has brought an action to collect on this note, but a settlement of that action has been reached pending court approval (see Note 10).

(c) Notes totaling approximately $26,000 are convertible at 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.6 million is convertible at the lower of $0.07 per share or 80% of the lowest closing bid price for the five days preceding conversion; and a note totaling $0.4 million is convertible at $0.0647 per share. On January 10, 2002, a security interest was granted in substantially all of the assets of our subsidiary Artera Group, Inc., to a holder of a $0.6 million note. Beneficial conversion features totaling $0.3 million have been recorded as a discount to the notes and are being amortized over the term of the notes. For the three and nine months ended September 30, 2002, approximately $40,000 and $0.1 million, respectively, of amortization related to these discounts is included in interest expense. Unamortized discounts of $0.2 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of September 30, 2002. The company did not repay convertible notes aggregating approximately $26,000 upon maturity and has recorded default interest at 18% from the dates of default. In addition, on convertible notes aggregating $0.9 million, we are in default due to a cross default clause.

(d) Amortization of note discounts amounted to zero and $0.2 million during the three and nine months ended September 30, 2002, respectively. Principal of $0.2 million was exchanged for NCT stock for the nine months ended September 30, 2002 (see Note 11). On January 10, 2002, a security interest was granted in substantially all of the assets of our subsidiary Artera Group, Inc., to certain holders on notes totaling $3.1 million. We were obligated to register additional shares at various dates during 2001 which, despite our best efforts, we were unable to accomplish. As a result, we have recorded charges of $0.6 million and $1.9 million as a component of finance costs associated with non-registration of common shares and of common shares underlying convertible notes included in other (income) expense, net for the three and nine months ended September 30, 2002, respectively (see Note 5). The aggregate outstanding debt of $4.2 million is in default for non-payment. These notes are senior debt of our subsidiary, Artera Group, Inc. We have not received a demand for payment.

9.   Commitments and Contingencies:

     On July 25, 2002, NCT and Crammer Road LLC entered into a private equity credit agreement and related registration rights agreement. This equity credit agreement provides that shares of up to $50 million of our common stock may be sold to Crammer Road pursuant to put notices delivered by NCT. The credit agreement obligates NCT to put a minimum of $5 million of its common stock (the minimum commitment) to Crammer Road for cash. The agreement provides for a discount to market of 10% on the puts. Our put notices are to commence after we have an effective registration statement covering 112% of the shares needed for $50 million of puts (among other conditions). Each put notice must specify a put amount ranging from $50,000 to $1.0 million.

     Our April 12, 2001 private equity credit agreement with Crammer Road LLC was not cancelled by the July 25, 2002 private equity credit agreement. Under the April 12, 2001 agreement, the minimum commitment was $17 million, of which approximately $14 million was to be used to acquire 12,000 shares of DMC NY. We had a disagreement with Crammer Road regarding whether any amounts were owed by NCT under the minimum commitment and penalty provisions of this 2001 agreement. We estimate the penalty for late effectiveness would have been approximately $3.5 million. On or about September 16, 2002, Crammer Road brought an action against NCT for amounts allegedly owed to it by NCT under this 2001 agreement. A settlement of this action has been reached pending court approval (see Note 10).

10.  Litigation:

     On December 6, 2000, our subsidiary DMC Cinema (formerly known as Theater Radio Network) filed suit against InsiderStreet.com, Inc. in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that InsiderStreet breached a May 5, 2000 advertising agreement with Theater Radio Network and seeks a declaratory judgment and specific performance of the agreement. The agreement provided that, in exchange for advertising services performed by Theater Radio Network, InsiderStreet would deliver to Theater Radio Network $3 million in common stock of InsiderStreet, with an adjustment in the number of shares to ensure that the total stock delivered was worth at least $2 million on May 10, 2001 and with registration of all stock delivered. InsiderStreet has to date made only a partial delivery of shares and has not registered any of the shares delivered. Discovery in this litigation has begun. On October 23, 2001, DMC Cinema terminated its representation by outside counsel in this action due to a possible conflict of interest. On March 26, 2002, DMC Cinema retained new counsel to continue this action. Management believes that at this stage it cannot assess the likelihood of a favorable outcome. Further, since the amount of damages, if any, DMC Cinema may recover cannot be quantified until the legal process is complete, no amount has been recorded in the financial statements. On or about October 9, 2002, InsiderStreet.com, Inc. changed its name to Neometrix Corp.

     On February 5, 2001, Steven Esrick, a former shareholder of Theater Radio Network, filed suit against DMC Cinema (formerly known as Theater Radio Network) and Theater Radio Network's former Chief Executive Officer and President in the Circuit Court of the Sixth Judicial Circuit for Pinellas County, Florida. The plaintiff's original complaint claimed that Theater Radio Network breached an alleged oral escrow agreement with the plaintiff arising out of the sale of
Theater Radio Network stock to DMC Cinema by Theater Radio Network's shareholders and sought unspecified damages. DMC Cinema denied the material allegations of this complaint and moved to dismiss the case against it. On November 8, 2001, while DMC Cinema's motion to dismiss was pending, Esrick amended his complaint, substituting for his original claim the claim that DMC Cinema breached an alleged agreement to deliver to him 50,000 registered shares of stock of InsiderStreet.com, Inc. On December 13, 2001, DMC Cinema filed an Answer to the amended complaint in which it denied the material allegations of the amended complaint. On or about June 4, 2002, a settlement agreement was reached between Steven Esrick and DMC Cinema. Under the settlement agreement, Mr. Esrick released DMC Cinema from all claims raised in the amended complaint and NCT issued 200,000 shares of common stock valued at approximately $19,000. Dismissal of the action with prejudice, as to DMC Cinema, occurred on or about July 10, 2002.

     On June 6, 2001, Production Resource Group began legal proceedings against NCT and our subsidiary, Distributed Media Corporation, in the Superior Court for the Judicial District of Fairfield County, Connecticut. Production Resource Group's complaint alleges that NCT and DMC breached the terms of a July 19, 1999 lease, promissory note and warrant entered into in connection with the lease of some DMC Sight & Sound(TM) equipment. The complaint also alleges that NCT and DMC breached a January 11, 2001 resolution agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions, that we breached a May 11, 2001 agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions and the January 11, 2001 resolution agreement, and that we engaged in misrepresentations and fraud in connection with these matters. The plaintiff filed an application for pre-judgment remedy seeking to attach or garnish $2.25 million of our assets. On July 26, 2001, the court returned an order for pre-judgment remedy having found probable cause to sustain the validity of Production Resource Group's claim and gave Production Resource Group the right to attach or garnish up to $2.1 million of specified assets of NCT and DMC. As of September 30, 2002, approximately $78,000 in NCT's and DMC's cash or cash equivalent assets have actually been attached or garnished. On October 4, 2001, we filed an answer to the plaintiff's complaint, generally denying the plaintiff's allegations, seeking dismissal of the complaint and counterclaiming for breach of Production Resource Group's obligation to deliver equipment. On December 20, 2001, NCT and DMC accepted an Offer of Judgment requiring NCT and DMC to pay Production Resource Group $2.0 million. That judgment was entered on January 17, 2002 along with other costs of $0.2 million. Production Resource Group is currently conducting post-judgment discovery regarding enforcement of that judgment. To the extent that payment of the judgment is in cash, such payment could be material to our cash position. We have recorded all anticipated liability related to payment of this judgment. On January 2, 2002, outside the scope of the judgment entered into with NCT, Production Resource Group amended its complaint to allege that NCT's Chairman and Chief Executive Officer Michael Parrella, in dealing with Production Resource Group on behalf of NCT, committed unfair trade practices, fraud and breaches of good faith and fair dealing. Mr. Parrella has a motion pending with the court to strike Production Resource Group's amended complaint as it pertains to him. Mr. Parrella has told NCT that, if the amended complaint is not stricken as to him, he intends to deny the allegations in that amended complaint. To the extent that NCT may ultimately indemnify Mr. Parrella for any liabilities arising out of these allegations and for related legal fees, we believe that our directors and officers indemnification insurance (subject to certain exceptions under the insurance policy and after payment of a $100,000 deductible) will cover such payments. Discovery as to Mr. Parrella has begun.

     On January 11, 2002, Broadcast Music, Inc. ("BMI") commenced two arbitration proceedings against Theater Radio Network with the American
Arbitration Association, for the respective amounts of approximately $153,000 and $62,000. These proceedings were brought under agreements with Theater Radio Network dated December 11, 1998 (amended December 22, 1998) and June 29, 2001. BMI's claims are for license fees arising out of the alleged publication by Theater Radio Network of music in the BMI repertoire. (Theater Radio Network ceased operations on February 28, 2002.) Theater Radio Network denied the allegations of BMI in the arbitration proceedings. On September 26, 2002, the parties reached a settlement of the proceedings. Under the settlement, in consideration of a full release for Theater Radio Network and its affiliates, Theater Radio Network's parent company, Distributed Media Corporation, will pay BMI $2,500 per month for 62 months for a total of $155,000. At September 30, 2002, the amounts due BMI were included in notes payable and other liabilities (long term). As a result of the settlement, the company realized a reduction in liabilities previously recorded of approximately $64,000. On October 2, 2002, BMI caused the dismissal of the arbitrations with prejudice.

     On or about January 31, 2002, West Nursery Land Holding Limited Partnership brought an action against NCT in the District Court of Maryland for Anne Arundel County. This action sought repossession of premises at 1025 West Nursery Road, Linthicum, MD and an award of approximately $89,000 in connection with NCT's shutdown of its offices at, and abandonment of, such premises. On or about February 7, 2002, judgment as requested in the complaint was entered by the Court. Through September 30, 2002, West Nursery had collected approximately
$27,000 on this judgment. On or about July 11, 2002, West Nursery brought an action against NCT in the Superior Court for the Judicial District of Fairfield County, Connecticut seeking to enforce the remaining $62,000 of the Maryland judgment against NCT in Connecticut. On August 5, 2002, the Connecticut court issued a pre-judgment remedy prohibiting NCT from disposing of its assets other than in the ordinary course of business. On September 23, 2002, West Nursery moved for a default judgment on its Connecticut complaint. On October 29, 2002, NCT filed an objection to the motion for default judgment and filed an answer to that complaint in which it denied the material allegations of the complaint. On November 4, 2002, the Connecticut court in the action by West Nursery Land Holding Limited Partnership issued a supplemental order of attachment relating to a specific bank account. Currently, the parties are actively negotiating in an attempt to settle their Connecticut and Maryland proceedings.

     On February 21, 2002, an action was brought by Mesa Partners, Inc. against NCT and DMC in Supreme Court, New York, Suffolk County for breach of an alleged contract for financial consulting services. NCT and DMC had contracted with Mesa Partners for Mesa to develop general, marketing and financial strategies for NCT, advise management in presentations and negotiations, make introductions to Mesa's clientele, and advise on new sales opportunities and possible joint ventures and strategic partnerships. Mesa's complaint seeks approximately $430,000 plus interest, attorneys' fees and costs. On April 22, 2002, NCT and DMC filed an answer to the complaint in which they denied any liability. NCT and DMC intend to defend this action vigorously. The parties are actively negotiating in an attempt to settle these proceedings. At this stage, management cannot determine the likelihood of success of the plaintiff's claims, should the case go to trial.

     On May 9, 2002, an action was brought by Linford Group Limited against NCT in the U.S. District Court for the District of Connecticut. In its complaint, Linford alleges that NCT guaranteed an obligation of NCT's indirect subsidiary Artera Group International Limited, said to be in the amount of $425,000 (plus interest and late charges), for office refurbishment services claimed to have been rendered in the United Kingdom. On July 12, 2002, NCT filed an answer to the complaint in which it denied any liability. On October 17, 2002, Linford and NCT entered into a settlement agreement under which all claims of Linford against NCT and Artera International are being dismissed in consideration of the issuance by NCT of 5,938,081 shares of its common stock ($479,500 in stock priced at $.08075 per share). On or about October 17, 2002, such shares were issued by NCT to Linford. At September 30, 2002, our current liabilities include $479,500 for this settlement.

     On September 16, 1999, following a series of transactions (some unconsummated) between the companies, NCT Audio filed a demand for arbitration before the American Arbitration Association in Wilmington, Delaware, against Top Source Technologies (now known as Global Technovations, Inc. or GTI) and its subsidiary Top Source Automotive. On or about December 18, 2001, GTI and TSA filed for bankruptcy reorganization in a case now before the U.S. Bankruptcy Court for the Eastern District of Michigan. On July 1, 2002, NCT filed proofs of claim against GTI and TSA in that case.

         On November 17, 1998, in connection with a patent and trademark dispute, the company and NCT Hearing filed suit against Andrea Electronics Corporation in the United States District Court, Eastern District of New York. On or about December 30, 1998, Andrea brought counterclaims against the company and NCT Hearing. On July 29, 2002, a settlement agreement was executed by NCT, NCT Hearing and Andrea. Pursuant to the settlement agreement, all claims and counterclaims in the suit were dismissed on or about August 8, 2002. No cash payments by either side are involved in the settlement.

     On or about September 16, 2002, an action was brought by Crammer Road LLC against NCT in the U.S. District Court for the District of Connecticut. In its complaint, Crammer Road alleges that NCT breached a series of agreements entered into by Crammer Road and NCT on April 12, 2001, namely, a Private Equity Credit Agreement, a Registration Rights Agreement relating thereto, an Exchange Agreement, a Registration Rights Agreement relating thereto, two convertible notes and an additional side letter agreement. The aggregate amount sought under the complaint was $6.9 million plus interest and costs. On October 30, 2002, Crammer Road and NCT executed a settlement agreement pursuant to which all claims in the lawsuit between them would be dismissed in consideration of the issuance by NCT to Crammer Road of 68 million shares of NCT common stock (approximately $5.4 million based upon the last sale price on October 30, 2002). The settlement agreement takes effect upon court approval, which is expected soon. At September 30, 2002, we have recorded a liability of $5.4 million.

     Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2001. The company believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on its financial position or results of operations.

11.  Capital Stock:

Authorized Capital Stock

Common shares available for future issuance

     At September 30, 2002, the shares of common stock required to be reserved was 921,429,984 calculated at the $0.071 common stock price on that date (or the discount therefrom as allowed under the applicable exchange or conversion agreements). At the September 30, 2002 common stock price of $0.071, our common shares issued and required to be reserved for issuance exceeded the number of shares authorized at that date. As such, NCT will seek shareholder approval of an amendment to its Second Restated Certificate of Incorporation to increase the number of shares of common stock authorized for NCT.

Shares Issued upon Conversion or Exchange of Indebtedness

     On March 12, 2002, $0.4 million of the 8% convertible notes, plus interest was converted into 5,611,682 shares of NCT's common stock. At September 30, 2002, $1.0 million of the 8% convertible note principal could be converted into NCT common stock.

     During the nine months ended September 30, 2002, $0.2 million of the 6% convertible notes, plus interest was exchanged for 2,598,956 shares of NCT's common stock. At September 30, 2002, $4.2 million of the 6% convertible note principal could be exchanged for NCT common stock.

Shares Issued to Vendors and Others

     During the nine months ended September 30, 2002, NCT recorded charges totaling $45,000 for the issuance of 500,000 shares of our common stock based upon the closing bid price on the date of the respective agreements; 200,000 shares valued at approximately $19,000 to settle a legal matter (see Note 10) and 300,000 shares valued at approximately $26,000 for a partial payment of consulting services.

NCT Audio Products, Inc.

Initial Financing - exchange of common stock

     In 1997, NCT Audio sold 2,145 shares of common stock for approximately $4.0 million in a private placement under Regulation D of the Securities Act of 1933. The terms of the sale allowed purchasers of NCT Audio's common stock to exchange their shares for NCT common stock at 80% of the five-day average closing bid price of NCT common stock for the five days immediately preceding the exchange. The NCT share exchanges are accounted for as step acquisitions of NCT Audio. In 1999, we changed the business strategy to suspend NCT Audio's acquisition effort. Based upon that change in strategy and the then current valuation, combined with the continuing inability of NCT Audio to generate positive cash flows from operations, we began impairing goodwill resulting from step acquisitions in exchanging the minority interests in NCT Audio for NCT common stock.

     During the nine months ended September 30, 2002, we issued an aggregate of 3,930,818 shares of our common stock in exchange for 160 shares of NCT Audio common stock. At September 30, 2002, there were no shares of NCT Audio common stock subject to exchange for NCT common stock outstanding. Included in impairment of goodwill, net in our condensed consolidated statements of operations are charges attributable to step acquisitions of NCT Audio of $0.3 million for the nine months ended 2002.

Distributed Media Corporation

Exchange of common stock

     On February 28, 2002, we issued 2,142,073 shares of our common stock in exchange for 6.435 shares of DMC common stock pursuant to an employment termination agreement. We recorded a charge based on the fair value of our common stock at that date of $0.2 million included in our statement of operations for the nine months ended September 30, 2002 classified as selling, general and administrative expense.

NCT Group, Inc. Preferred Stock

     On June 21, 2002, the company entered into an exchange agreement under which, on June 24, 2002, it sold 1,800 shares of series H convertible preferred stock in a private placement. The aggregate net proceeds to the company were $0.1 million cash and 12,000 shares of DMC NY common stock. The series H preferred stock is senior in rank to our common stock and has preferences with respect to dividends and as to the liquidation, dissolution or winding up of NCT. The holders of our series H preferred stock have no voting rights (except as may be required by law). Each share of series H preferred stock has a par value of $0.10 and a stated value of $10,000 with a dividend rate of 4% per annum on the stated value. For each of the three and nine months ended September 30, 2002, we calculated the 4% dividends earned by the holder of the series H preferred stock at approximately $0.2 million. Such cumulative dividend amount is included in preferred stock dividends and in the calculation of loss attributable to common stockholders. The series H preferred stock is convertible into shares of our common stock at a 25% discount to the five-day average closing bid price. For the nine months ended September 30, 2002, we recorded an additional charge of $5.3 million related to the acquisition of DMC NY shares (see Note 4). We are required to reserve 100 million shares of our common stock for the conversion of series H preferred stock until additional authorized shares of common stock are approved by our shareholders at the next annual meeting.

Artera Group, Inc. Preferred Stock

     NCT is obligated to register shares of its common stock for the exchange of Artera series A preferred stock. For the three and nine months ended September 30, 2002, we incurred a charge of $0.5 million and $1.6 million, respectively, for non-registration of the underlying shares of NCT common stock. These amounts are included in preferred stock dividends and in the calculation of loss attributable to common stockholders. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera series A preferred stock by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). For the three and nine months ended September 30, 2002, we calculated the 4% dividends earned by holders of the Artera series A preferred stock at $0.1 million and $0.2 million, respectively. These amounts are included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

Pro Tech Communications, Inc. Preferred Stock

     For the three and nine months ended September 30, 2002, we calculated the 4% dividends earned by holders of the Pro Tech series A convertible preferred stock and the Pro Tech series B redeemable convertible preferred stock at approximately $6,000 and $16,000, respectively. These amounts are included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

     For the three and nine months ended September 30, 2002, the amortization of beneficial conversion feature related to Pro Tech series B redeemable convertible preferred stock was approximately $5,000 and $46,000, respectively. These amounts are included in beneficial conversion features and in the calculation of loss attributable to common stockholders.

Treasury Stock

     On March 1, 2002, all 6,078,065 shares of NCT treasury stock were retired and cancelled.

Options

     For the three months ended September 30, 2002, we granted non-plan options to purchase an aggregate of 51,500,000 shares of our common stock at exercise prices of $0.07 and $0.078 and cancelled non-plan options to purchase an aggregate of 15,500,000 shares of our common stock at exercise prices ranging from $0.078 to $0.08 as partial consideration for consulting services. For the nine months ended September 30, 2002, we granted non-plan options to purchase an aggregate of 77,225,000 shares of our common stock at exercise prices ranging from $0.07 to $0.13 and cancelled non-plan options to purchase an aggregate of 15,500,000 shares of our common stock at exercise prices ranging from $0.078 to $0.08 as partial consideration for consulting services (see Note 12). The value of the 50,000,000 options granted in exchange for both the cancellation of 15,500,000 options and consulting services to the company in excess of the value previously recorded for the 15,500,000 options has been recorded as consulting expense. We estimated the fair value of these options using the following assumptions in applying the Black-Scholes option pricing model: dividend yield of 0%; risk-free interest rates of 2.07% to 3.61%; volatility of 100%; and an expected life of four to five years. For the three and nine months ended September 30, 2002, we recorded a charge for consulting services of $2.4 million and $3.4 million, respectively, classified as selling, general and administrative expense.

     On June 13, 2002, NCT's Board of Directors granted options to purchase 11.0 million shares of our common stock to officers and employees of the company, subject to the approval by our shareholders of an increase in the number of shares authorized and subject to the approval by our shareholders of an increase in the number of shares covered by the NCT Group, Inc. 2001 Stock and Incentive Plan (2001 Plan). The 2001 Plan has exceeded its maximum of 18 million shares by
2.8 million shares at September 30, 2002. NCT will seek shareholder approval of an amendment to the 2001 Plan. These options were granted with the exercise price equal to the fair market value of our common stock on June 13, 2002 or $0.081 per share as determined by the last sale price as reported by the NASD OTC Bulletin Board. As of September 30, 2002, 2.8 million options have been granted but are not exercisable until such time as the company's shareholders approve an increase in the number of shares of the company's common stock included in the 2001 Plan. At the time of such shareholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved. If the increase is not approved, options granted to the company's officers will be reduced pro rata for the excess unauthorized shares (2.8 million).

Warrants

     During the three and nine months ended September 30, 2002, in conjunction with the issuance of convertible notes, NCT granted Carole Salkind warrants to acquire an aggregate of 26,507,565 shares and 41,644,621 shares, respectively, of its common stock at exercise prices ranging from $0.07 to $0.097 per share. The fair value of these warrants for the three and nine months ended September 30, 2002 was approximately $1.4 million and $2.5 million, respectively (determined using the Black-Scholes option pricing model). Based upon allocation of the relative fair values of the instruments, we recorded a discount to the convertible notes issued to Carole Salkind of $1.2 million and $2.0 million for the three and nine months ended September 30, 2002, respectively.

     On July 12, 2002, we entered into an agreement with Ms. Salkind under which we issued a five-year warrant to Ms. Salkind to purchase an aggregate of 20.0 million shares of our common stock at an exercise price of $0.075 per share. As consideration, Ms. Salkind irrevocably waived her rights to exchange eight secured convertible notes of NCT for Pro Tech common stock. On September 30, 2002, we entered into an agreement with Ms. Salkind under which we issued a five-year warrant to Ms. Salkind to purchase an aggregate of 10.0 million shares of our common stock at an exercise price of $0.07 per share. As consideration, Ms. Salkind irrevocably waived her right to purchase up to an aggregate of $0.5 million of Pro Tech common stock under a warrant dated February 13, 2001. We recorded a discount to the convertible notes of $1.6 million based upon the fair value of these warrants. The discount is being recognized over the remaining term of the related secured convertible notes.

     On January 10, 2002, NCT repriced a warrant granted to a placement agent on October 25, 2001 to acquire 20.0 million shares of NCT common stock from an exercise price of $0.09 per share to $0.07 per share. The October 25, 2001 warrant was for services with respect to equity placements during 2001 and resulted in no charge to the statement of operations for the three and nine months ended September 30, 2002.

     On July 25, 2002, a warrant was granted to Crammer Road LLC to acquire 1.0 million shares of NCT common stock at an exercise price of $0.0738 per share. This warrant was issued in conjunction with the private equity credit agreement of the same date and resulted in no charge to the statement of operations for the three and nine months ended September 30, 2002.


     During the nine months ended September 30, 2002, we issued warrants to outside consultants for the right to acquire an aggregate of 6,754,167 shares of our common stock at exercise prices ranging from $0.07 to $0.20 per share. The vesting of 200,000 shares of these warrants are contingent on the closing bid price of our common stock from the date of grant through December 31, 2002 exceeding $1.00 per share. For the nine months ended September 30, 2002, we recorded a charge for consulting services, in connection with vested warrants totaling 6,554,167 shares, of $ 0.4 million (determined using the Black-Scholes option pricing model), classified as selling, general and administrative expense. A charge will be taken on the contingent portion of these warrants when the contingency has been met.

12.  Related Parties:

Options Granted

     On September 30, 2002, NCT granted to Acme Associates, Inc. a five-year option to purchase 50,000,000 shares of NCT common stock at an exercise price of $0.07 per share (an aggregate exercise price of $3.5 million). The options vested on the date of grant and resulted in a 10.3% beneficial ownership in NCT for Acme Associates as of September 30, 2002. The options were granted in consideration of financial consulting services provided by Acme Associates to NCT. Five-year options granted to Acme Associates, Inc. to purchase 15,500,000 shares (14,000,000 during the quarter ended June 30, 2002; and 1,500,000 during the quarter ended September 30, 2002) of NCT common stock at exercise prices ranging from $0.078 to $0.08 per share on July 3, 2002 were cancelled as a result of the September 30, 2002 grant of 50,000,000 options (see Note 11). Carole Salkind is the sole shareholder of Acme Associates; with Acme Associates' option shares attributed to Carole Salkind, her beneficial ownership in NCT as of September 30, 2002 is 46.3%.

     On January 25, 2002, NCT granted to Leben Care, Inc. options to purchase 8,350,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.13 (an aggregate exercise price of $809,000). The options vested on the date of grant and resulted in a 1.9% beneficial ownership in NCT for Leben Care as of September 30, 2002. The options expire on dates ranging from May 22, 2006 and January 24, 2007. The options were granted in consideration of financial consulting services provided by Leben Care to NCT (see Note 11). Carole Salkind's son Steven Salkind is the sole shareholder of Leben Care.

     On February 27, 2002, NCT granted to Stopnoise.com, Inc. five-year options to purchase 3,375,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.12 (an aggregate exercise price of $312,500). The options vested on June 30, 2002 and resulted in less than 1.0% beneficial ownership in NCT for Stopnoise.com as of September 30, 2002. The options expire on dates ranging from June 30, 2006 to February 26, 2007. The options were granted in consideration of financial consulting services provided by Stopnoise.com to NCT (see Note 11). Carole Salkind's son Steven Salkind is the sole shareholder of Stopnoise.com.

13.  Segment Information:

     Management views the company as being organized into three operating segments: Media, Communications and Technology. The Other operating segment is used to reconcile the reportable segment data to the consolidated financial
statements  and  is  segregated   into  two  categories,   Other-
corporate and Other-consolidating.

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

     During the three and nine months ended September 30, 2002, no geographic information for revenues from external customers or for long-lived assets is disclosed, as our primary market and capital investments were concentrated in the United States.

     Reportable segment data for the three and nine months ended September 30, 2001 (restated, see Note 2), and September 30, 2002 is as follows (in thousands):


                                               -------------------------------------------------------------------------------------
                                                                                 Reportable   --------- Other ----------     Grand
                                               Media  Communications  Technology  Segments    Corporate     Consolidating    Total
                                               -------------------------------------------------------------------------------------
For the three months ended
September 30, 2001:
------------------------------------------
 License fees and royalties                   $   535    $   685        $  312     $  1,532      $  38        $   (5)      $  1,565
 Other revenue - external                          32      1,274             -        1,306          -             -          1,306
 Other revenue - other operating
  segments                                         38        184             -          222          -          (222)             -
 Income (loss) before cumulative effect of
  accounting change                            (4,431)    (3,625)         (172)      (8,228)      (497)          398         (8,327)
 Cumulative effect of accounting change             -         -              -            -          -             -             -
 Net income (loss)                             (4,431)    (3,625)         (172)      (8,228)      (497)          398         (8,327)





                                               -------------------------------------------------------------------------------------
                                                                                 Reportable   --------- Other ----------     Grand
                                                Media Communications  Technology  Segments    Corporate     Consolidating    Total
                                               -------------------------------------------------------------------------------------
For the three months ended
September 30, 2002:
------------------------------------------
 License fees and royalties                   $   535    $   583        $    -     $  1,118      $   5        $   (5)      $  1,118
 Other revenue - external                          52        543             -          595          -             -            595
 Other revenue - other operating
  segments                                          8        240             -          248          -          (248)             -
 Income (loss) before cumulative effect of
  accounting change                            (5,182)    (1,839)         (658)      (7,679)    (7,931)        4,449        (11,161)
 Cumulative effect of accounting change             -          -             -            -          -             -              -
 Net income (loss)                             (5,182)    (1,839)         (658)      (7,679)    (7,931)        4,449        (11,161)


                                               -------------------------------------------------------------------------------------
                                                                                 Reportable   --------- Other ----------     Grand
                                               Media  Communications  Technology  Segments    Corporate     Consolidating    Total
                                               -------------------------------------------------------------------------------------
For the nine months ended
September 30, 2001:
------------------------------------------
 License fees and royalties                   $ 1,298   $  1,894        $  763     $  3,955   $ 10,111     $ (10,027)      $  4,039
 Other revenue - external                         326      3,586             -        3,912          -             -          3,912
 Other revenue - other operating
  segments                                        441        605             -        1,046          -        (1,046)             -
 Income (loss) before cumulative effect of
  accounting change                            (8,064)   (10,591)         (356)     (19,011)   (15,692)       (8,664)       (43,367)
 Cumulative effect of accounting change             -     (1,582)            -       (1,582)         -             -         (1,582)
 Net income (loss)                             (8,064)   (12,173)         (356)     (20,593)   (15,692)       (8,664)       (44,949)

                                               -------------------------------------------------------------------------------------
                                                                                 Reportable   --------- Other ---------      Grand
                                               Media  Communications  Technology  Segments    Corporate     Consolidating    Total
                                               -------------------------------------------------------------------------------------
For the nine months ended
September 30, 2002:
------------------------------------------
 License fees and royalties                   $ 1,605   $  1,959       $     -     $  3,564   $     20        $  (13)      $  3,571
 Other revenue - external                         111      2,100             -        2,211          -             -          2,211
 Other revenue - other operating
  segments                                        (41)       667             -          626          -          (626)             -
 Income (loss) before cumulative effect of
  accounting change                            (7,163)    (6,014)         (827)     (14,004)   (22,558)        5,425        (31,137)
 Cumulative effect of accounting change             -          -             -            -          -             -              -
 Net income (loss)                             (7,163)    (6,014)         (827)     (14,004)   (22,558)        5,425        (31,137)




14.      Subsequent Events:

Agreements


     On October 11, 2002, Artera Group, Inc. entered into a ten-year exclusive marketing license agreement with FairPoint Broadband, Inc. for Artera licensed products and services in the United States and Canada (except for reserved customers). Also on October 11, 2002, NCT issued a five-year warrant to FairPoint Communications, Inc., the parent company of FairPoint Broadband, Inc., to purchase an aggregate of 2.0 million shares of our common stock at an exercise price of $0.15 per share. In accordance with EITF 01-9, we will record a charge against revenue for the estimated fair value of this warrant of approximately $0.1 million.

     On October 24, 2002, NCT's subsidiary, Artera Group, Inc. entered into a Master Distributor Agreement with Spyder Technologies Group, LLC under which Spyder will distribute the Artera Turbo service in Puerto Rico, the U.S. Virgin Islands and a number of countries in the Caribbean region. The term of the agreement is five years and four months. Compensation to Spyder consists of a commission of 50% of gross revenues on sales originated by local distributors brought to Artera by Spyder, although the Spyder commission is debited for further commissions payable to those local distributors. With some exceptions in Puerto Rico and the U.S. Virgin Islands, Spyder's distribution rights are exclusive, although Artera may terminate the exclusivity after the first 16 months of the term if specified revenue thresholds are not met. In addition, Artera and Spyder are negotiating a non-exclusive distribution agreement for the United States and Canada. Jonathan Parrella, the son of NCT's Chairman and Chief Executive Officer, is President of and holds a 45% ownership interest in Spyder. Bulldog Communications, Inc. holds a 25% ownership interest in Spyder. Bulldog Communications, Inc. is owned 20% by each of Michael Parrella, Karen Parrella, Michael Parrella, Jr., Jonathan Parrella and Daniel Parrella (the Chairman and Chief Executive Officer of NCT, and, respectively, his wife and three sons). Michael Parrella is also the Chairman of the Board, and Karen Parrella is the President, of Bulldog Communications.

Transactions with Carole Salkind

     As of November 2, 2002, we were in default for non-payment of a secured convertible note dated May 2, 2002 for the principal amount of $1.3 million. We are currently in negotiation to cure this default.

     On November 7, 2002, NCT issued a secured convertible note payable to Ms. Salkind for $0.4 million as consideration for $0.4 million in cash. The note matures on November 7, 2003 and bears interest at 8% per annum payable at maturity. The note is convertible into shares of NCT common stock at $0.072 per share and may be exchanged for shares of common stock of any NCT subsidiary except Pro Tech that has an initial public offering (at the initial public offering price thereof). In conjunction with this note, a five-year warrant was issued to Ms. Salkind to purchase approximately 1.8 million shares of our common stock at an exercise price of $0.072 per share. The relative estimated fair value of the warrant will be reflected as an original issue discount to the note and amortized over the term of the note.

Other notes

     As of November 1, 2002, we were in default for non-payment of promissory notes dated July 11, 2002 for the aggregate principal amount of $0.2 million.

Options


     On October 25, 2002, the Board of Directors granted options to purchase approximately 21 million shares of NCT's common stock to officers and employees of the company, subject to the approval by our shareholders of an increase in the number of shares authorized and subject to the approval by our shareholders of an increase in the number of shares covered by the 2001 Plan. At the time of such shareholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

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

General Business Environment

     NCT's operating revenues are comprised of technology licensing fees and royalties, product sales, advertising/media revenue and engineering and development services. Please see our discussion of our critical accounting policies below. From time to time, we receive securities or other consideration rather than cash payment from our customers and such other consideration may or may not be realized by us in cash. We do not anticipate that any cash will be realized from the revenues deferred at September 30, 2002 (approximately $6.2 million). Operating revenues for the nine months ended September 30, 2002 consisted of approximately 61.8% in technology licensing fees and royalties, 36.9% in product sales, 0.9% in advertising/media revenue and 0.4% in engineering and development services.

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

     In 2002, the company entered into certain transactions which provided additional funding. These transactions included the issuance of secured convertible notes and issuance of shares of common stock to consultants for services rendered to the company. In particular, we have been primarily dependent upon funding from Carole Salkind to maintain our operations. All of these transactions are described in greater detail below under "Liquidity and Capital Resources" (see also Notes 8, 11 and 14 - notes to the condensed consolidated financial statements).

Critical Accounting Policies

Revenue Recognition

     Revenue is recognized when earned. Technology licensing fees are generally recognized upon execution of the agreement but are deferred if subject to completion of any performance criteria then recognized once the performance criteria have been met. Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements. Revenue from product sales is recognized when the product is shipped. Revenue from advertising sales is recognized when the advertisements are aired or displayed. Revenue from engineering and development services is generally recognized and billed as the services are performed. The mix of our revenue sources during any reporting period may have a material impact on our results. In particular, our execution of technology licensing agreements and the timing of the revenue recognized therefrom has not been predictable. Our preference is to collect amounts due from the sale of our technologies, services and products in cash. However, from time to time, receivables may be settled by securities transferred to us by the customer in lieu of cash payment.

     At September 30, 2002, our deferred revenue aggregated $6.2 million. We do not expect to realize any additional cash in connection with recognizing revenue from our deferred revenues.

Marketable Securities

     Marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are recorded at fair value, with the change in market value during the period included in the statements of operations. Marketable debt securities that NCT has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are generally recorded at market value, with the change in market value during the period excluded from the statements of operations unless it is occasioned by an other-than-temporary decline in value and recorded net of income taxes as a separate component of stockholders' equity (capital deficit). NCT reviews declines in value of its portfolio when general market conditions change or specific information pertaining to an industry or individual company becomes available. The factors considered in assessing whether a decline is other-than-temporary include: our evaluation of the length of the time and the extent to which the market value of the industry has been depressed or the market value of the security has been less than cost; evaluation of financial condition and near-term prospects of the business, including cash sufficiency and new product developments; assessment of observable marketplace-determined values and trends; and our intent and ability to retain our investment in the business for a sufficient period of time to allow for any anticipated recovery in market value.

     At September 30, 2002, all of NCT's marketable securities have been deemed available-for-sale securities. Based upon the above factors, we have concluded that the decline in value of our ITC marketable securities at September 30, 2002 is other-than-temporary and recorded approximately $0.7 million charge included in other income (expense), net (see Note 5 - notes to the condensed consolidated financial statements).

Goodwill, Patent Rights, Other Intangible Assets and Impairment:

     The excess of the consideration paid over the fair value of net assets acquired in business combinations is recorded as goodwill. Goodwill is also recorded by NCT upon the acquisition of some or all of the stock held by minority  stockholders  of a  subsidiary,  except where such  accounting  is, in substance, the purchase of licenses previously sold to such minority stockholders or their affiliates. Effective January 1, 2002, goodwill and intangibles with indefinite lives are no longer amortized.

     Patent rights and other intangible assets with determinable lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years.

     At each balance sheet date, NCT evaluates its intangible assets with definite lives for impairment. The evaluation for impairment includes evaluating the estimated fair value of the asset and the remaining period of amortization or useful life. The company evaluates the remaining useful life of an intangible asset to determine whether events and circumstances warrant a revision to the remaining period of amortization. The factors used in evaluating the useful life are evaluated at the reporting unit level and include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity of the usefulness of the asset. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life.

     Annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the company tests its goodwill for impairment. The company also recognizes an impairment loss on goodwill acquired upon the acquisition of stock held by minority stockholders of subsidiaries if the subsidiary's minority interest has no carrying value, the subsidiary has a capital deficit and the projected future operating results of the subsidiary are not positive.

     For the three months ended September 30, 2001 and 2002, we had $0.4 million and zero of goodwill amortization expense, respectively. For the nine months ended September 30, 2001 and 2002, we had $1.2 million and zero of goodwill amortization expense, respectively. For each of the three months ended September 30, 2001 and 2002, we had $0.1 million of other intangible asset amortization expense. For the nine months ended September 30, 2001 and 2002, we had $0.4 million and $0.3 million of other intangible asset amortization expense, respectively.

RESULTS OF OPERATIONS

     Three months ended September 30, 2002 compared to three months ended September 30, 2001

     Total revenues for the three months ended September 30, 2002 were $1.7 million compared to $2.9 million for the same period in 2001, a decrease of $1.2 million, or 41.4%, reflecting decreases in each of our revenue sources except for advertising/media.

     Technology licensing fees and royalties were $1.1 million for the three months ended September 30, 2002 as compared to $1.6 million for the same period in 2001, a decrease of $0.5 million. The decrease was primarily due to a $0.3 million decrease in license fee revenue related to ITC with the remainder due to a decrease in royalties. Our recognition of license fee revenue for each period was primarily due to recognition of deferred revenue from the Teltran and NXT licenses. No additional cash is expected to be realized from our deferred revenues related to these licenses.

     For the three months ended September 30, 2002, product sales were $0.6 million compared to $1.2 million for three months ended September 30, 2001, a decrease of $0.6 million, or 50.0%. The decrease was primarily due to the cessation of operations of Artera Group International Limited in March 2002 for under-performance. No Artera International product revenue was recognized for the three months ended September 30, 2002 as compared to $0.5 million for the same period in 2001. In addition, sales of communication products decreased $0.1 million due to decreased demand. NCT Hearing products comprise approximately $0.5 million, or 85% of our product sales for the three months ended September 30, 2002; communication products comprise approximately $0.1 million, or 12%.

     Gross profit on product sales, as a percentage of product revenues, increased to 48.4% for the three months ended September 30, 2002 from 36.2% for the three months ended September 30, 2001, primarily due to the cessation of
operations   of  Artera   Group   International   Limited   in  March

2002 for under-performance. Excluding Artera International's contribution to gross profit for 2001, gross profit increased to 48.4% from 41.1%. This increase resulted primarily from lower costs of sales due to inventory reserve adjustments during the fourth quarter of 2001 of goods sold during the current quarter, which more than offset Pro Tech's lower sales volume at lower per unit prices and higher costs resulting from domestic production of goods.

     Advertising/media revenues were $43,000 for the three months ended September 30, 2002 compared to $22,000 for the same period in 2001. Advertising/media revenues are derived from the sale of audio and visual advertising in the Sight & Sound locations. The increase in revenues is due to new advertising contracts in health venues of $43,000 despite the overall advertising market recession and no revenue contribution from DMC Cinema in 2002 as compared to revenue of $22,000 in 2001. We ceased operations of DMC Cinema in February 2002 due to a declining demand for our services. We concentrated our efforts to obtain new business from the Sight & Sound health venues during 2002 and will continue to focus on the growth of this revenue source.

     For the three months ended September 30, 2002, selling, general and administrative expenses totaled $4.5 million as compared to $5.0 million for the three months ended September 30, 2001, a decrease of $0.5 million, or 10%. This decrease was due primarily to: (i) a $0.7 million decrease in salary and related benefit costs attributable to a reduced workforce; (ii) a $0.5 million decrease in legal and patent expenses; (iii) a $0.6 million decrease in depreciation and amortization related to the adoption of SFAS 142 effective January 1, 2002; and
(iv) a $0.3 million decrease which represents an overall reduction in sales related costs, such as travel, trade shows and commissions. These decreases were partially offset with a $1.9 million increase in consulting expense primarily due to the increased non-cash charges from the issuance of warrants and options.

     For the three months ended September 30, 2002, research and development expenditures totaled $1.2 million as compared to $1.3 million for the three months ended September 30, 2001, a decrease of $0.1 million, or 7.7%. This decrease was due primarily to: (i) a $0.2 million decrease in product development costs related to ITC; (ii) a $0.1 million decrease in rent related to the closing of our Maryland facility; and (iii) a $0.1 million decrease in salary and related benefits attributed to a reduced workforce. These decreases were partially offset with a $0.3 million increase in salaries and related benefit costs as no amounts were required to be capitalized as software development costs in 2002, whereas $0.3 million was required to be capitalized for the same period in 2001.

     Total costs and expenses include non-cash expenditures of $9.9 million in the three months ended September 30, 2002 and $5.3 million in the three months ended September 30, 2001. These expenditures included: (i) depreciation and amortization of $0.3 million in the three months ended September 30, 2002 and $0.8 million in the same period in 2001; (ii) interest expense of $2.5 million in the three months ended September 30, 2002 (due to amortization of original issue discounts of $0.4 million; amortization of beneficial conversion features in convertible debt of $0.7 million, amortization of additional debt issuance costs of $0.8 million, and interest on convertible debt issued by the company of $0.6 million) and $1.5 million during the same period in 2001; (iii) finance costs of $3.7 million associated with non-registration of common shares and common shares underlying convertible notes in the three months ended September 30, 2002 and zero during the same period in 2001; (iv) a realized loss on marketable securities deemed other-than-temporary of $0.7 million for the three months ended September 30, 2002 and $0.1 million during the same period in 2001; and (v) a derivative fair value adjustment of zero for the three months ended September 30, 2002 and $0.2 million for the same period in 2001.

     Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

     For the nine months ended September 30, 2002, total revenues amounted to $5.8 million, compared to $8.0 million for the nine months ended September 30, 2001, a decrease of $2.2 million, or 27.5%, reflecting decreases in each of our revenue sources.

     Technology licensing fees and royalties were $3.6 million for the nine months ended September 30, 2002 compared to $4.0 million for the nine months ended September 30, 2001, a decrease of $0.4 million, or 10.0%. The decrease was primarily due to an $0.8 million decrease in license fee revenue related to ITC and an aggregate $0.2 million decrease in Brookepark and Eagle Assets license fee revenue, partially offset by a $0.5 million increase in NXT license fee revenue. The NXT license was signed on March 31, 2001, and as such, was in effect for a longer period of time during the nine months ended September 30, 2002 as compared to 2001. We ceased revenue recognition on the Brookepark and Eagle Assets licenses in the first quarter of 2001 due to our decision to reacquire these DMC licenses. The technology license fees for the nine months ended September 30, 2002 and 2001 were primarily due to recognition of deferred revenue from NXT and Teltran. At September 30, 2002, deferred revenue balances for NXT and Teltran were $5.4 million and $0.2 million, respectively. No additional cash is expected to be realized from our deferred revenues related to these licenses.

     The company continues to realize royalties from other existing licensees including Ultra and Oki. Royalties from these and other licensees are expected to account for a greater share of the company's revenue in future periods.

     For the nine months ended September 30, 2002, product sales were $2.1 million compared to $3.5 million for nine months ended September 30, 2001, a decrease of $1.4 million, or 40.0%. The decrease was primarily due to $0.4 million of lower product sales recognized by Pro Tech due to reduced fast-food headset purchases by major distributors and a $0.7 million decrease as a result of the cessation of operations of Artera Group International Limited in March 2002. Product revenue recognized by Artera International was $0.2 million for the nine months ended September 30, 2002 as compared to $0.9 million for the same period in 2001. NCT Hearing products comprise approximately $1.5 million, or 68% of our product sales for the nine months ended September 30, 2002; communication products comprise approximately $0.3 million, or 14%.

     Gross profit on product sales, as a percentage of product revenues, decreased to 44.2% for the nine months ended September 30, 2002 from 48.4% for the nine months ended September 30, 2001. Excluding Artera International's contribution to gross profit, gross profit decreased to 46.3% from 55.8%. This decrease was primarily due to Pro Tech's lower sales volume at lower per unit prices and higher costs resulting from domestic production of goods.

     Advertising/media revenues were $55,000 for the nine months ended September 30, 2002 compared to $0.3 million for the same period in 2001. Advertising/media revenues are derived from the sale of audio and visual advertising in the Sight & Sound locations. Cost of advertising/media revenue was $13,000 for the nine months ended September 30, 2002 compared to $0.2 million for the same period in 2001. These costs include the commissions paid to advertising representative companies and agencies and communication expenses related to the Sight & Sound locations. These decreases are primarily due to the termination of operations of DMC Cinema in February 2002 (we ceased operations because of the decline in demand for our services). We anticipate increasing revenues from the Sight & Sound locations in health venues.

     For the nine months ended September 30, 2002, selling, general and administrative expenses totaled $11.8 million as compared to $14.4 million for the nine months ended September 30, 2001, a decrease of $2.6 million, or 18.1%. This decrease was due primarily to: (i) a $1.5 million decrease in depreciation and amortization expense related to the adoption of SFAS 142 effective January 1, 2002; (ii) a $1.2 million decrease in legal and patent expenses; (iii) a $1.3 million decrease in salary and related benefit costs as a result of the reduction in workforce; (iv) an $0.8 million decrease which represents an overall reduction in sales related costs, such as travel, trade shows and commissions; and (v) a $0.3 million decrease in the provision for doubtful accounts. These decreases were partially offset with a $2.8 million increase in consulting expenses due primarily to non-cash charges from the issuance of warrants and options.

     For the nine months ended September 30, 2002, research and development expenditures totaled $3.3 million as compared to $4.2 million for the nine months ended September 30, 2001, a decrease of $0.9 million, or 21.4%. This decrease was due primarily to: (i) an $0.8 million decrease in product development costs related to ITC; (ii) a $0.5 million decrease in salary and related benefit costs related to a reduced workforce; and (iii) a $0.2 million decrease in rent related to the closing of our Maryland facility. These decreases were partially offset with a $0.3 million increase in salaries and related benefit costs as no amounts were required to be capitalized as software development costs in 2002, whereas $0.3 million was required to be capitalized for the same period in 2001. The company expects research and development expenditures in 2002 will continue to be less than 2001.

     Total costs and expenses include non-cash expenditures of $26.0 million for the nine months ended September 30, 2002 and $35.6 million for the nine months ended September 30, 2001. These expenditures included: (i) depreciation and amortization of $0.9 million in the nine months ended September 30, 2002 and $2.1 million in the same period in 2001; (ii) impairment of goodwill of $0.3 million in the nine months ended September 30, 2002 and $0.6 million during the same period in 2001; (iii) interest expense of $5.2 million in the nine months ended September 30, 2002 (due to amortization of original issue discounts of $1.1 million, amortization of beneficial conversion features in convertible debt of $1.6 million, amortization of additional debt issuance costs of $1.0 million, and interest on convertible debt issued by the company of $1.5 million) and $4.4 million during the same period in 2001 (due primarily to amortization of discounts of $2.6 million, amortization of beneficial conversion features in convertible debt of $0.4 million and interest on debt issued by the company of $1.4 million); (iv) finance costs associated with non-registration of common shares of $5.5 million in 2002 and zero for the same period in 2001; (v) a derivative fair value adjustment of $0.1 million for the nine months ended September 30, 2002 and $1.2 million for the same period in 2001; (vi) a realized loss on marketable securities deemed other-than-temporary of $0.7 million for the nine months ended September 30, 2002 and $3.1 million during the same period in 2001; and (vii) repurchased licenses cost of $9.2 million for the nine months ended September 30, 2002 and $19.3 million, net during the same period in 2001 (see Notes 2 and 4 - notes to the condensed consolidated financial statements). The impairment of goodwill results from the acquisition in 2002 and 2001 of stock held by minority stockholders of certain of our subsidiaries, primarily NCT Audio. We recognized an impairment because the subsidiary's minority interest has no carrying value, the subsidiary has a capital deficit and the projected future operating results of the subsidiary are not positive.

LIQUIDITY AND CAPITAL RESOURCES

         NCT has incurred substantial losses from operations since its inception, which have been recurring and amounted to $250.6 million on a cumulative basis through September 30, 2002. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

o    the sale of our and our subsidiaries' common stock;
o the sale of our and our subsidiaries' preferred stock convertible into common stock;
o    issuance of our and our subsidiaries' convertible debt;
o    technology licensing fees;
o    royalties;
o    product sales;
o    advertising/media revenues; and
o    engineering and development services.

     Management believes that currently available funds will not be sufficient to sustain NCT through the next six months. Such funds consist of available cash and the funding derived from our revenue sources: technology licensing fees and royalties, product sales, advertising/media and engineering development services. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of funding realized from our revenue sources, all of which are presently uncertain. In the event that funding from our revenues are not realized as planned, then management believes additional working capital financing must be obtained through the private placement or public offering of additional equity of NCT or its subsidiaries in the form of common stock, convertible preferred stock and/or convertible debt. Proceeds from sales of our subsidiaries' securities are used for the benefit of the issuing subsidiary, and there are generally contractual restrictions to that effect. There is no assurance any financing is or would become available.

     In the event that external financing is not available or timely, NCT would have to substantially reduce its level of operations. These reductions could have an adverse effect on NCT's relationships with its customers and suppliers. Uncertainty exists with respect to the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at September 30, 2002 about NCT's ability to continue as a going concern.

     We recently entered into financing transactions because internally generated funding sources were insufficient to maintain our operations. Such financing transactions entered into by NCT to fund its business pursuits during the nine months ended September 30, 2002 are described in the notes to the condensed consolidated financial statements. We have been primarily dependant upon funding from Carole Salkind. Although we have no formal agreement, we believe that additional funding will be available from Ms. Salkind in the short-term. We have no assurance that the amount, timing and duration of the funding will be adequate to sustain our business operations.

     At September 30, 2002, the company's cash and cash equivalents aggregated $0.8 million. NCT's working capital deficit was $51.9 million at September 30, 2002, compared to a deficit of $52.6 million at December 31, 2001, a $0.7 million decrease in working capital deficit. Current liabilities increased primarily due to the issuance of convertible notes of $5.3 million (net of discounts) and non-registration fees of $7.1 million. These increases in current liabilities were more than offset by a decrease in our current liabilities of $14.0 million for the issuance of series H preferred stock and a decrease in our current assets due to available-for-sale securities of $0.8 million. NCT is in default of $2.5 million of its notes payable and $11.1 million of its convertible notes at September 30, 2002.

Operating Activities

     Net cash used in operating activities for the nine months ended September 30, 2002 was $7.7 million primarily due to funding the nine months ended September 30, 2002 net loss, as adjusted to reconcile to net cash.

     The operating cash flow characteristics of our technology licensing efforts include the following:

o We often accept compensation in forms other than cash, typically equity securities;
o Assets acquired in the past, as a result of licensing, have lost value rapidly resulting in material writeoffs;
o Receipt of licensing compensation and the related revenue recognition often occurs in different operating periods;
o Most of our licensing activities to date have resulted in one-time fees rather than long-term royalty streams.

     Our net accounts receivable decreased to $0.6 million at September 30, 2002 from $0.7 million at December 31, 2001. The decrease in net accounts receivable was due to the collection of accounts receivable and a decline in the company entering into new technology license agreements in the 2002 period compared to the 2001 period in all segments, partially offset by a $0.3 million reduction in the provision for doubtful accounts.

     Our net inventory level decreased to $0.9 million at September 30, 2002 from $1.4 million at December 31, 2001 primarily due to Pro Tech's inability to replenish its inventory as a result of reduced cash flows.

     Our deferred revenue balance at September 30, 2002 was $6.2 million, $5.4 million of which was attributed to NXT. We sold all of the NXT shares in 2001 for approximately $6.9 million net proceeds. Approximately two thirds of the proceeds, or $4.6 million, were used in DMC operations, including $1.2 million for payroll and benefits, travel and entertainment; $0.5 million for professional fees and expenses; $0.2 million for advertising, promotion and commission expenses; $0.2 million for office operating costs; $0.2 million for expenses related to the digital broadcasting station; and the balance of $2.3 million to decrease DMC's working capital deficit. No additional cash is expected from our deferred revenue balances. From time to time, our deferred revenue balances originate at the value of securities received from our licensees which would not be realized in cash if the value of the underlying securities declines before we sell such securities.

     To improve its future operating cash flow, the company implemented substantial cost reduction and product simplification plans in 2001 and early 2002. These plans involved the evaluation and restructuring of unprofitable offerings, including some speaker products, headset products, ISP services and call center operations.

Investing Activities

     Net cash provided by investing activities was less than $0.1 million for the nine-month period ended September 30, 2002 due to sale of capital equipment.

     In addition to available cash and cash equivalents, the company views its available-for-sale securities as additional sources of liquidity. At September 30, 2002 and December 31, 2001, the company's available-for-sale securities had approximate fair market values of $0.1 million and $0.9 million, respectively. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility, and, in general, have suffered a decline. In addition, the realizable value of these securities is subject to market and other conditions.

Financing Activities

     Net cash provided by financing activities was $8.0 million for the nine-month period ended September 30, 2002 and was primarily due to the issuance and sale of convertible notes.

     At September 30, 2002, the company's short term debt was $24.0 million, shown net of discounts of approximately $4.1 million on the condensed consolidated balance sheet (principally comprised of $21.1 million of face value of outstanding convertible notes and $2.9 million of outstanding notes payable), compared to $16.3 million of short term debt at December 31, 2001. The cash proceeds from debt issued in 2002 were primarily used for general corporate purposes.

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

     On January 25, 2002, NCT issued a secured convertible note ($0.25 million principal amount) to Carole Salkind for $0.25 million in cash. The cash proceeds were used to fund an escrow account with an unrelated third party to serve as collateral for a prospective NCT venture that did not materialize. The note matured on February 8, 2002. This note was satisfied as to the principal due by the release of $0.25 million from escrow to Carole Salkind.

     On February 27, 2002, NCT issued a secured convertible note ($0.8 million principal amount) to Carole Salkind for $0.8 million in cash and the accrued interest and a default penalty on a $0.25 million NCT convertible note dated January 25, 2002.

     On March 1, 2002, NCT issued a secured convertible note ($0.35 million principal amount) to Carole Salkind for $0.35 million in cash.

     On March 11, 2002, NCT privately placed a $0.4 million convertible note with Alpha Capital Aktiengesellschaft for $0.4 million in cash and the cancellation of an approximately $15,000 Artera Group, Inc. promissory note along with accrued interest.

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

     On June 24, 2002, NCT issued 1,800 shares of its Series H Convertible Preferred Stock to Crammer Road LLC in exchange for $0.1 million cash, net of fees and 12,000 shares of DMC New York, Inc. common stock.

     On July 3, 2002, NCT issued a secured convertible note ($0.35 million principal amount) to Carole Salkind for $0.35 million in cash.

     On July 15, 2002, NCT issued a secured convertible note ($0.35 million principal amount) to Carole Salkind for $0.35 million in cash.

     On July 23, 2002, NCT issued a secured convertible note ($0.5 million principal amount) to Carole Salkind for $0.5 million in cash.

     On August 14, 2002, NCT issued a secured convertible note ($0.35 million principal amount) to Carole Salkind for $0.35 million in cash.

     On August 29, 2002, NCT issued a secured convertible note ($0.5 million principal amount) to Carole Salkind for $0.5 million in cash.

     On September 9, 2002, NCT issued a secured convertible note ($0.35 million principal amount) to Carole Salkind for $0.35 million in cash.

     On September 30, 2002, NCT issued a secured convertible note ($3.8 million principal amount) to Carole Salkind for $0.8 million in cash and the accrued interest and a default penalty on a $2.5 million NCT convertible note dated September 28, 2001.

     As of September 30, 2002, we are in default (primarily from non-payment) on $13.6 million of our indebtedness, including $2.5 million of notes payable and $11.1 million of convertible notes (refer to Notes 7 and 8 - notes to the condensed consolidated financial statements for disclosure of material defaults). NCT expects that from time to time outstanding short-term debt may be replaced with new short or long-term borrowings. Although we believe that we can continue to access the capital markets in 2002 on acceptable terms and conditions, its flexibility with regard to long term financing activity could be limited by: (i) the liquidity of our common stock on the open market; (ii) our current level of short term debt; and (iii) our credit ratings. In addition, many of the factors that affect NCT's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of NCT's control. There can be no assurances that NCT will continue to have access to the capital markets on favorable terms.

     From time to time, we may change the terms of options, warrants or other securities. In some instances, this has been to generate cash. For example, in 2001, we reduced the warrant exercise price for the acquisition of an aggregate of 10 million shares of our common stock from $0.32 per share to $0.08 per share, the then current market price. Upon exercise, $0.8 million cash was generated. In other instances, such reductions have been to promote investor goodwill. Also, in

2001, we reduced the exercise price on four warrants previously granted to Carole Salkind in consideration of her continued financing of NCT.

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

     There were no material commitments for capital expenditures as of September 30, 2002, and no material commitments are anticipated in the near future.

ITEM 3.  QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures. Based upon that evaluation, the company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

(b)  Changes in Internal Controls

     There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a discussion of our legal proceedings, see Note 10 - Litigation which is included in notes to the condensed consolidated financial statements herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sales of Unregistered Securities.

     On January 1, 2002, NCT issued a five-year warrant to purchase 500,000 shares of our common stock to Piedmont Consulting, Inc. exercisable at $0.20 per share, for consulting services. 200,000 of the warrant shares are subject to contingent vesting. NCT also issued 300,000 shares of our common stock to Piedmont Consulting pursuant to a consulting agreement.

     On January 10, 2002, Artera Group, Inc. privately placed a $550,000 secured convertible note with Alpha Capital Aktiengesellschaft for $83,872 in cash and the cancellation and surrender of a $65,000 NCT promissory note and a $400,000 NCT convertible note along with accrued interest.

     On January 10, 2002, NCT issued a five-year warrant to purchase 5,000,000 shares of our common stock to Libra Finance S.A. exercisable at the lower of:
$0.07 per share or the lowest closing bid price from date of issue though June 28, 2002. 3,000,000 of the warrant shares were subject to expiration based upon a contingency, and the right to acquire 3,000,000 of the warrant shares was extinguished because the contingency was not met.

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

     On July 3, 2002, NCT issued five-year options to purchase an aggregate of 15,500,000 shares of our common stock to Acme Associates, Inc. exercisable at a range from $0.78 to $0.08 per share as partial consideration for consulting services. These options were cancelled by an option grant dated September 30, 2002.

     On July 3, 2002, NCT issued a secured convertible note ($0.35 million principal amount) to Carole Salkind for $0.35 million in cash.

     On July 3, 2002, NCT issued a five-year warrant to purchase 1,500,000 shares of our common stock to Carole Salkind exercisable at $0.078 per share.

     On July 12, 2002, NCT issued a five-year warrant to purchase 20,000,000 shares of our common stock to Carole Salkind exercisable at $0.075 per share.

     On July 15, 2002, NCT issued a secured convertible note ($0.35 million principal amount) to Carole Salkind for $0.35 million in cash.

     On July 15, 2002, NCT issued a five-year warrant to purchase 1,500,000 shares of our common stock to Carole Salkind exercisable at $0.075 per share.

     On July 23, 2002, NCT issued a secured convertible note ($0.5 million principal amount) to Carole Salkind for $0.5 million in cash.

     On July 23, 2002, NCT issued a five-year warrant to purchase 2,250,000 shares of our common stock to Carole Salkind exercisable at $0.059 per share.

     On August 14, 2002, NCT issued a secured convertible note ($0.35 million principal amount) to Carole Salkind for $0.35 million in cash.

     On August 14, 2002, NCT issued a five-year warrant to purchase 1,500,000 shares of our common stock to Carole Salkind exercisable at $0.082 per share.

     On August 29, 2002, NCT issued a secured convertible note ($0.5 million principal amount) to Carole Salkind for $0.5 million in cash.

     On August 29, 2002, NCT issued a five-year warrant to purchase 2,100,000 shares of our common stock to Carole Salkind exercisable at $0.076 per share.

     On September 9, 2002, NCT issued a secured convertible note ($0.35 million principal amount) to Carole Salkind for $0.35 million in cash.

     On September 9, 2002, NCT issued a five-year warrant to purchase 1,500,000 shares of our common stock to Carole Salkind exercisable at $0.077 per share.

     On September 30, 2002, NCT issued a five-year warrant to purchase 10,000,000 shares of our common stock to Carole Salkind exercisable at $0.07 per share.

     On September 30, 2002, NCT issued a secured convertible note ($3.8 million principal amount) to Carole Salkind for $0.8 million in cash and the accrued interest and a default penalty on a $2.5 million NCT convertible note dated September 28, 2001.

     On September 30, 2002, NCT issued a five-year warrant to purchase 16,157,565 shares of our common stock to Carole Salkind exercisable at $0.07 per share.

     On September 30, 2002, NCT issued five-year options to purchase an aggregate of 50,000,000 shares of our common stock to Acme Associates, Inc. exercisable at $0.7 per share as partial consideration for consulting services. Prior options dated July 3, 2002 to Acme Associates, Inc. were cancelled by this new grant.

ITEM 3.  DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     For discussion of defaults on the senior securities, see Note 1 - Basis of Presentation and Note 8 - Convertible Notes which are included in notes to the condensed consolidated financial statements herein.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits:

3(a) Certificate of Designation, Preferences and Rights of Series H Convertible Preferred Stock of NCT Group, Inc. as filed in the office of the Secretary of State of the State of Delaware on June 21, 2002, incorporated herein by reference to Exhibit 3(c) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

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

4(c) Agreement dated January 10, 2002 repricing Warrant dated October 25, 2001 issued to Libra Finance S.A. for the purchase of 20,000,000 shares of NCT common stock from a purchase price of $0.09 per share to the lower of: $0.07 per share or the lowest closing bid price from January 10, 2002 through June 28, 2002, incorporated herein by reference to Exhibit 4(c) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

4(d) Warrant dated January 11, 2002 issued to Carole Salkind for the purchase of 2,789,082 shares of common stock at an exercise price of $0.079 per share, incorporated herein by reference to Exhibit 4(m) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(e) Option dated January 11, 2002 granted to Carole Salkind to acquire a 10% equity interest in Artera Group, Inc., incorporated herein by reference to Exhibit 4(n) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(f) Options dated January 25, 2002 granted to Leben Care, Inc. to acquire an aggregate of 8,350,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.13 per share, incorporated herein by reference to Exhibit 4(ah) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(g) Warrant dated January 25, 2002 issued to Carole Salkind for the purchase of 812,500 shares of NCT common stock at an exercise price of $0.09 per share, incorporated herein by reference to Exhibit 4(o) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(h) Warrant dated January 25, 2002 issued to Carole Salkind for the purchase of 312,500 shares of NCT common stock at an exercise price of $0.09 per share, incorporated herein by reference to Exhibit 4(p) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.


4(i) Warrant dated January 31, 2002 issued to Robert C. Lau for the purchase of 104,167 shares of NCT common stock at a purchase price of $0.13 per share, incorporated herein by reference to Exhibit 4(d) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

4(j) Warrant dated February 27, 2002 issued to Carole Salkind for the purchase of 1,034,226 shares of NCT common stock at an exercise price of $0.079 per share, incorporated herein by reference to Exhibit 4(q) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(k) Options dated February 27, 2002 granted to Stopnoise.com, Inc. to acquire an aggregate of 3,375,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.12 per share, incorporated herein by reference to Exhibit 4(ai) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(l) Warrant dated March 1, 2002 issued to Carole Salkind for the purchase of 437,500 shares of NCT common stock at a purchase price of $0.079 per share, incorporated herein by reference to Exhibit 4(e) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

4(m) Warrant dated May 2, 2002 issued to Carole Salkind for the purchase of 3,188,708 shares of NCT common stock at a purchase price of $0.094 per share, incorporated herein by reference to Exhibit 4(f) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

4(n) Warrant dated May 2, 2002 issued to Carole Salkind for the purchase of 3,562,500 shares of NCT common stock at a purchase price of $0.094 per share, incorporated herein by reference to Exhibit 4(g) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

4(o) Warrant dated May 29, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.095 per share, incorporated herein by reference to Exhibit 4(y) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(p) Warrant dated June 2, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.097 per share, incorporated herein by reference to Exhibit 4(z) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(q) Warrant dated June 13, 2002 issued to Blue Future, Inc. for the purchase of 250,000 shares of NCT common stock at a purchase price of $0.16 per share, incorporated herein by reference to Exhibit 4(ad) to NCT's Pre-Effective Amendment No. 5 to

          Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.


4(r) Warrant dated June 17, 2002 issued to Thomas Cotton for the purchase of 350,000 shares of NCT common stock at a purchase price of $0.081 per share, incorporated herein by reference to Exhibit 4(ae) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(s) Warrant dated June 17, 2002 issued to Barry H. Chappel for the purchase of 400,000 shares of NCT common stock at a purchase price of $0.081 per share, incorporated herein by reference to Exhibit 4(af) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(t) Warrant dated June 17, 2002 issued to John Capozzi for the purchase of 400,000 shares of NCT common stock at a purchase price of $0.081 per share, incorporated herein by reference to Exhibit 4(ag) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(u) Warrant dated July 3, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.078 per share, incorporated herein by reference to Exhibit 4(aa) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(v) Warrant dated July 12, 2002 issued to Carole Salkind for the purchase of 20,000,000 shares of NCT common stock at a purchase price of $0.075 per share, incorporated herein by reference to Exhibit 4(ab) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(w) Warrant dated July 15, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.075 per share, incorporated herein by reference to Exhibit 4(ac) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(x) Options dated July 3, 2002 granted to Acme Associates, Inc. to acquire an aggregate of 15,500,000 shares of NCT common stock at exercise prices ranging from $0.078 to $0.08 per share, incorporated herein by reference to Exhibit 4(aj) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002. These options were cancelled by an option dated September 30, 2002. See Exhibit 4(ae).

4(y) Warrant dated July 23, 2002 issued to Carole Salkind for the purchase of 2,250,000 shares of NCT common stock at a purchase price of $0.059 per share, incorporated herein by reference to Exhibit 4(aj) of NCT's Pre-effective Amendment No. 6 to

          Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(z) Warrant dated August 14, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.082 per share, incorporated herein by reference to Exhibit 4(ak) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(aa) Warrant dated August 29, 2002 issued to Carole Salkind for the purchase of 2,100,000 shares of NCT common stock at a purchase price of $0.076 per share, incorporated herein by reference to Exhibit 4(al) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(ab) Warrant dated September 9, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.077 per share, incorporated herein by reference to Exhibit 4(am) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(ac) Warrant dated September 30, 2002 issued to Carole Salkind for the purchase of 10,000,000 shares of NCT common stock at a purchase price of $0.07 per share, incorporated herein by reference to Exhibit 4(an) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(ad) Warrant dated September 30, 2002 issued to Carole Salkind for the purchase of 16,157,565 shares of NCT common stock at a purchase price of $0.07 per share, incorporated herein by reference to Exhibit 4(ao) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(ae)    Option granted to Acme  Associates,  Inc. dated September 30, 2002 for an aggregate of 50,000,000 shares of NCT common stock at an exercise price of $0.070 per share, incorporated herein by reference to Exhibit 4(ap) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002. Prior options to Acme Associates, Inc, were cancelled by this new grant. See Exhibit 4(x).

4(af) Warrant dated November 7, 2002 issued to Carole Salkind for the purchase of 1,750,000 shares of NCT common stock at a purchase price of $0.072 per share.

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

10(e) Secured Convertible Note in principal amount of $2,231,265.04 dated January 11, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(az) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(f) Secured Convertible Note in principal amount of $650,000 dated January 25, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(az)(1) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(g) Secured Convertible Note in principal amount of $250,000 dated January 25, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(az)(2) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(h) Secured Convertible Note in principal amount of $827,412 dated February 27, 2002 issued to Carole Salkind, incorporated herein by reference to Exhibit 10(az)(3) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(i) Secured Convertible Note in principal amount of $350,000 dated March 1, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(e) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(j) Subscription Agreement dated March 11, 2002, between the Company and Alpha Capital Aktiengesellschaft, incorporated herein by reference to
          Exhibit 10(f) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

 0(k) Funds Escrow Agreement dated March 11, 2002, between the Company and Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit10(g) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

 10(l) Secured Convertible Note in the principal amount of $400,000 dated March 11, 2002, issued by the Company to Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 10(h) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

 10(m) Secured Convertible Note in principal amount of $1,275,482.97 dated May 2, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(i) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(n) Secured Convertible Note in principal amount of $1,425,000 dated May 2, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(j) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002.

10(o) Secured Convertible Note in principal amount of $350,000 dated May 29, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bk) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(p) Secured Convertible Note in principal amount of $300,000 dated June 2, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bl) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(q) Exchange Agreement between the company and Crammer Road LLC dated as of June 21, 2002, incorporated herein by reference to Exhibit 10(bm) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(r) Registration Rights Agreement (Exhibit B to the Exchange Agreement dated as of June 21, 2002) dated as of June 21, 2002 between the company and Crammer Road LLC, incorporated herein by reference to
          Exhibit 10(bm)(1) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(s)    Secured  Convertible  Note in principal  amount of $350,000 dated July
          3, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bn) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(t) Secured Convertible Note in principal amount of $350,000 dated July 15, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bo) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(u) Agreement dated July 12, 2002 relating to Pro Tech Exchange Rights among the Company, Pro Tech Communications, Inc., and Carole Salkind, incorporated herein by reference to Exhibit 10(bp) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(v) Private Equity Credit Agreement dated as of July 25, 2002 between NCT Group, Inc. and Crammer Road LLC, incorporated herein by reference to
          Exhibit 10(bq) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(w) Registration Rights Agreement (Exhibit A to Private Equity Credit Agreement) dated as of July 25, 2002 between NCT Group, Inc. and Crammer Road LLC, incorporated herein by reference to Exhibit 10(bq)(1) to NCT's Pre-Effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(x) Secured Convertible Note in principal amount of $525,000 dated July 23, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(br) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(y) Secured Convertible Note in principal amount of $350,000 dated August 14, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bs) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(z) Secured Convertible Note in principal amount of $490,000 dated August 29, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bt) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(aa)    Secured  Convertible  Note in  principal  amount of  $350,000  dated
          September 9, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bu) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(ab) Secured Convertible Note in principal amount of $3,770,098.38 dated September 30, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bv) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(ac) Agreement dated September 30, 2002 relating to Pro Tech Exchange Rights among the Company, Pro Tech Communications, Inc., and Carole Salkind, incorporated herein by reference to Exhibit 10(bw) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(ad) Master Distribution Agreement dated October 24, 2002, between Artera Group, Inc. and Spyder Technologies Group, LLC, incorporated herein by reference to Exhibit 10(by) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(ae) Settlement Agreement and Release dated October 30, 2002 made by and between Crammer Road LLC and NCT, incorporated herein by reference to
          Exhibit 10(bx) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1

          (Registration No. 333-60574) filed on November 4, 2002.

10(af) Secured Convertible Note in principal amount of $400,000 dated November 7, 2002 issued by the Company to Carole Salkind.

 99(a) Certification of Form 10Q for the quarterly period ended June 30, 2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 incorporated herein by reference to Exhibit 99(a) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

 99(b) Certification of Form 10Q for the quarterly period ended September 30, 2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section     906    of    the     Sarbanes-Oxley     Act    of    2002.
-----------------------------------

  (b)     Reports filed on Form 8-K:

          No Form 8-K was filed during the current reporting period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NCT GROUP, INC.


                                         By:/s/ MICHAEL J. PARRELLA
                                            ----------------------------------
                                            Michael J. Parrella
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors


                                         By:/s/ CY E. HAMMOND
                                            ----------------------------------
                                            Cy E. Hammond
                                            Senior Vice President,
                                            Chief Financial Officer



Dated: November 14, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

I, Michael J. Parrella, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NCT Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                            /s/ MICHAEL J. PARRELLA
                                            ----------------------------------
                                            Michael J. Parrella
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

I, Cy E. Hammond, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NCT Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                            /s/ CY E. HAMMOND
                                            ---------------------------------
                                            Cy E. Hammond
                                            Senior Vice President,
                                            Chief Financial Officer