Form 10-K
period 2002-12-31
NCT GROUP INC
filed 2003-04-04
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K
                                  -------------

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2002
                               -----------------

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

--------------------------------------------------------------------------------
                                 (203) 226-4447
--------------------------------------------------------------------------------
              (Registrant`s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/X/ Yes /_/ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant`s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). /_/ Yes /X/ No

     The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $32.5 million.

     The number of shares outstanding of the registrant`s common stock is 486,508,326 as of March 28, 2003.


                                Table of Contents
                                                                                   Page
Part I

Item 1.   Business                                                                    2
Item 2.   Properties                                                                 21
Item 3.   Legal Proceedings                                                          22
Item 4.   Submission of Matters to a Vote of Security Holders                        25

Part II

Item 5.   Market  for the  Registrant's  Common  Equity and  Related  Stock-
          holder Matters                                                             26
Item 6.   Selected Financial Data                                                    36
Item 7.   Management's  Discussion and Analysis of Financial Condition and
          Results of Operations                                                      37
Item 7A   Quantitative and Qualitative Disclosures About Market Risk                 46
Item 8.   Financial Statements and Supplementary Data                                46
Item 9.   Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          Financial Disclosure                                                       46

Part III

Item 10.  Directors and Executive Officers of the Registrant                         47
Item 11.  Executive Compensation                                                     49
Item 12.  Security Ownership of Certain Beneficial Owners and Management             54
Item 13.  Certain Relationships and Related Transactions                             57
Item 14.  Controls and Procedures                                                    67

Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K           67

Signatures                                                                           68
Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002             69

                                     PART I

ITEM 1.  BUSINESS

A.   General Development of Business
     -------------------------------

     Overview

     NCT Group, Inc. (OTCBB: NCTI) is a high-tech, intellectual property development company. As used in this Annual Report on Form 10-K, "we," "our," "us," "company" and "NCT" refer to NCT Group, Inc. and its subsidiaries, unless the context requires otherwise. As of December 31, 2002, NCT held approximately 598 patents and related rights and an extensive library of know-how and non-patented technology. Our patents allow us and our subsidiaries and licensees to develop product lines that include those listed below by our three operating segments:

Communications Segment
----------------------
     o    Pro Tech communications headsets and other products
     o    NoiseBuster(R)consumer headsets; ProActive(R)industrial headsets
     o    ClearSpeech(R)   microphones,   speakers,  suite  of  noise  and  echo
          cancellation algorithms and other products
     o    An aircraft cabin quieting system
     o    Artera Turbo(TM) Internet speed enhancement service

Media Segment
-------------
     o    Sight & Sound(R)place-based audio and billboard media
     o    Gekko(TM)flat speakers, frames, prints and subwoofers

Technology Segment
------------------
     o    Java(TM) - language based microprocessor cores.

     Our total revenue for 2002 consisted of approximately 61.4% in technology licensing fees and royalties, 36.8% in product sales, 1.4% in advertising/media and 0.4% in engineering and development services. The revenue contribution by our operating segments for 2000, 2001 and 2002 is outlined below in I. - Revenue and in Note 22 - notes to our consolidated financial statements.

     In 2002, we have been primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Carole Salkind will continue to provide funds to NCT. Our belief that funding from her will continue is based, in part, upon her continued funding of NCT during 2002 and to date in 2003 despite NCT's failure to repay her notes as the notes matured. Carole Salkind has allowed matured notes to be rolled into new notes along with accrued interest and default penalties. See further information about this in the section "Certain Relationships and Related Transactions."

     Operating segments

     We operate our business ventures out of separate subsidiaries, organized into three operating segments: communications, media and technology. Each of our operating segments is targeted to the commercialization of products in specific markets. The following table summarizes our ownership of entities within our operating segments as of December 31, 2002.

                                 NCT Group, Inc.
                            50% or Greater Ownership
                            ------------------------

                                                                                             % Ownership
                                                                                             ------------
     Operating Segment                                                                 Actual         Fully Diluted (a)
     -----------------                                                                 ------         --------------


     Communications Segment
     ----------------------
      NCT Hearing Products, Inc. ("NCT Hearing")                                        100                 100
          Pro Tech Communications, Inc. ("Pro Tech")                                     82                  24
          NCT Medical Systems, Inc.                                                      90                  90
      Noise Cancellation Technologies (Europe) Ltd. ("NCT Europe") (b)                  100                 100
      Artera Group, Inc. ("Artera")                                                     100                  69(c)
          Artera Group International Limited ("Artera International") (b)               100                 100(d)
      Midcore Software, Inc. ("Midcore")                                                100                 100
          Midcore Software Limited (b)                                                  100                 100
      ConnectClearly.com, Inc. ("ConnectClearly")                                        99                  94

     Media Segment
     -------------
      Distributed Media Corporation ("DMC")                                              99                  99
          DMC Cinema, Inc.                                                               84                  84(e)
          DMC HealthMedia Inc. ("DMC HealthMedia")                                      100                 100
          Distributed Media Corporation International
           Limited ("DMCI") (b)                                                         100                 100
      DMC New York, Inc. ("DMC NY")                                                     100                 100
      NCT Audio Products, Inc. ("NCT Audio")                                            100                 100
      NCT Video Displays, Inc. ("NCT Video")                                            100                 100

     Technology Segment/Other
     ------------------------
      Advancel Logic Corporation ("Advancel")                                            99                  99
      NCT Muffler, Inc.                                                                 100                 100
      Chaplin Patents Holding Company, Inc.                                             100                 100
      NCT Far East, Inc.                                                                100                 100
      2020 Science Limited (b)                                                          100                 100


          Footnotes:
          ---------
     (a) In addition to all of the potential dilutions described in this table, under convertible notes of NCT Group, Inc. issued to Carole Salkind if any subsidiary of NCT (other than Pro Tech Communications, Inc.) makes a public offering of its common stock, Carole Salkind has the right to exchange all or any part of the principal amount of the notes into that publicly offered common stock, at the initial public offering price thereof. No provision has been made for this exchange right in any of the subsidiaries listed.

     (b)  Denotes foreign subsidiaries.

     (c) Assumes a $1.00 per share price for the Artera Group, Inc. common stock into which certain of the outstanding Artera Group, Inc. series A preferred stock is convertible. An assumption is necessary because the conversion formula for the Artera preferred stock is based primarily on the price of Artera common stock on a public trading market, and no such market yet exists. For more about the Artera preferred stock, see Note 2 - notes to the consolidated financial statements.

     (d) On April 5, 2002, Artera International ceased its Internet service provider operations and entered into liquidation proceedings that have not yet been concluded.

     (e) On February 28, 2002, DMC Cinema ceased business operations and the corporation is now dormant.

     Business Operations

     Business operations for NCT's material business units during fiscal 2002 include those outlined below. During 2002, we exited certain businesses and markets that were not central to our strategy. From time to time, we may rationalize our operating model to emphasize one business unit over others as we align our limited resources to seek to maximize key opportunities in fast-growth markets.

     NCT Hearing Products, Inc.:

     o Designs, develops and markets active noise reduction headphone and headset products for consumer, industrial and communications markets
     o Product lines include the NoiseBuster(R) line of consumer audio headphones and the ProActive(R) line of industrial communications headsets and active noise reduction earmuffs
     o Majority of NCT Hearing's sales are in North America; principal customers consist of end-users, retail stores, original equipment manufacturers and the airline industry

     Pro Tech Communications, Inc.:

     o An 82%-owned subsidiary of NCT Hearing Products, Inc. acquired in September 2000 (see Note 2 - notes to the consolidated financial statements)
     o Designs, develops and manufactures lightweight telecommunications headsets and new audio technologies for applications in fast-food, telephone and other commercial settings
     o Currently has marketing agreements with major companies in the fast-food industry and with catalog and Internet site distributors of telephone equipment, primarily in North America
     o Granted a license from NCT Hearing for active noise reduction technology as well as noise and echo cancellation technologies for use in lightweight cellular, multimedia and telephony headsets. This technology will provide differentiation for Pro Tech products
     o Three business divisions are headset products, which develops, manufactures and distributes headsets and other communications products to the call center market and fast-food markets; telecommunication system integration, which sells and installs analog, digital and Internet protocol phone systems to call centers as well as to small and medium-sized businesses; and call center operation, which runs a full service call center utilizing the latest customer relationship management technology

     Noise Cancellation Technologies (Europe) Ltd.:

     o Provides research and engineering services to the company in the field of active sound control technology and to all NCT business units as needed
     o    Development center for all ClearSpeech algorithm technology
     o    Provides marketing and sales support to the company for European sales

     Artera Group, Inc.:

     o Develops and markets Artera Turbo(TM) web acceleration service to residential as well as small and medium businesses
     o Foundation for Artera Turbo provided by NCT subsidiary Midcore Software, Inc.'s product called MidPoint Software
     o Markets Artera Turbo through a network of resellers including Internet service providers, incumbent local exchange carriers and others

     o U.K.-based information technology subsidiary, Artera Group International Limited, offering voice and data services to the business community was closed. On December 18, 2001, the Board of Directors of Artera Group International Limited decided to suspend under-performing operations and reduce the number of employees. On March 21, 2002, the Board decided to cease all operations. Cessation was formalized on April 5, 2002 when Artera Group International
          Limited entered liquidation proceedings which proceedings are still underway

     ConnectClearly.com, Inc.:

     o Established to focus on the development of Internet telephony-based voice applications targeted to the e-commerce and e-CRM (electronic customer relationship management) markets
     o NCT's proprietary Internet telephony software is the basis for developing a user-friendly "click to talk" application for improving the completion rate of Internet transactions by allowing for real-time customer service access by a user

     Distributed Media Corporation:

     o Media company that uses proprietary digital technology in combination with advanced information technology and Internet protocol capabilities to deliver audio and visual advertising messages integrated with CD-quality music to a variety of out-of-home and professional venues such as retail stores and hospitals
     o Develops and distributes Sight & Sound(R), a microbroadcasting system that delivers place-based broadcast and billboard advertising
     o    Generates revenue from advertising sales and licensing activities
     o Subsidiary DMC HealthMedia Inc. was formed in May 2000 for developing Sight & Sound(R)networks in hospitals and other health care venues. To date, DMC HealthMedia has completed installations in four New York City hospitals
     o Subsidiary DMC Cinema, Inc., formerly known as Theater Radio Network, was acquired in August 2000 (see Note 2 - notes to the consolidated financial statements). DMC Cinema provided audio programming in cinemas, producing and distributing a content mix of music, trivia, public service announcements and advertisements. On February 28, 2002, DMC Cinema ceased business operations because of under-performance and the corporation is now dormant

     NCT Audio Products, Inc.:

     o Designs, develops and markets products which utilize innovative flat panel transducer technology including the Gekko(TM) flat speaker and ArtGekko(TM) printed grille collection
     o Gekko(TM)flat speakers are distributed to consumers through a network of audio resellers
     o Provides speakers to our subsidiary Distributed Media Corporation for use in its Sight & Sound(R)microbroadcasting system

     Advancel Logic Corporation:

     o Participant in the native Java(TM) (Java(TM) is a trademark of Sun Microsystems, Inc.) embedded microprocessor market whose purpose is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices
     o Develops a family of processor cores, which will execute instructions written in both Java(TM) bytecode and the C/C++ computer language, significantly enhancing the rate of instruction execution, which opens up many new applications including the next generation home appliances and automotive applications, smartcards for a variety of applications, hearing aids and mobile communications devices
     o In 1998, certain Advancel-developed technology was licensed to STMicroelectronics SA for smartcard applications
     o In 2000, Advancel entered into a license agreement with Infinite Technology Corporation under which Infinite Technology Corporation was granted exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java(TM) Turbo-J(TM) technology and granted non-exclusive rights to Advancel's Java(TM) smartcard core

     Historical Developments

     During 2002, the company's efforts were focused on developing, introducing and launching the single line, single user version of its Artera Turbo(TM) subscription service; growing the DMC HealthMedia network and closing non-performing subsidiaries. Highlights in 2002 include the following:

     o We completed our acquisition of DMC New York, Inc. which resulted in a charge of $9.2 million.
     o Artera Group launched its new Artera Turbo service on October 9, 2002 and began development of a distribution channel for the product.
     o Artera Group further developed its relationship with GTSI Corporation, a leading government reseller with annual sales of over $650 million and a sales force of over 300.
     o Artera entered into an agreement with FairPoint Communications, Inc., a U.S. telephone company. FairPoint Communications will sell Artera Turbo subscription services through its 29 owned and operated rural local exchange carriers across 18 states, serving approximately 245,000 access lines.
     o FairPoint relationship was expanded; now FairPoint Broadband, Inc. serves as the exclusive master distributor of Artera Turbo(TM) to virtually all of the 1,100 rural local exchange carriers and incumbent local exchange carriers and FairPoint Broadband is also a non-exclusive master distributor of Artera TurboTM to approximately 7,600 Internet service providers across the U.S. and Canada.
     o DMC HealthMedia installed Sight & Sound(R) networks in four hospitals in the New York metropolitan area this year and initiated advertising sales efforts to organizations promoting healthcare enrollment programs.
     o Two algorithms in NCT's ClearSpeech suite became certified in 2002 as eXpressDSP Compliant. This is a program that certifies third-party developers who meet standards for porting algorithms to Texas Instruments' platforms, thereby accelerating their time to market.
     o ClearSpeech(R) Adaptive Speech Filter algorithm has been incorporated into a new line of Third Generation cell phones from Sharp Corporation (Japan).
     o In an effort to improve our financial performance, we closed DMC Cinema, Inc. (acquired in 2000 as Theater Radio Network), a subsidiary of Distributed Media Corporation, Artera Group International Limited (acquired in 2001 as the Web Factory), a subsidiary of Artera Group, Inc. and the Lithicum, Maryland corporate research and development operation.

     During 2001, our activities were focused toward assimilating the operations of acquired companies, including Artera International (acquired in 2001), DMC Cinema (acquired in 2000), Midcore Software (acquired in 2000) and Pro Tech Communications (acquired in 2000), and further development of related technologies. In addition, we continued our efforts to develop Distributed Media Corporation. The following were significant events in 2001:

o In January 2001, Artera Group, Inc. secured initial net financing of $2.5 million, based upon convertible notes issued to outside investors with a face value of $5 million, convertible to Artera common stock if the subsidiary goes public. As founder investors, the investors in Artera received a 50% discount to face value on the convertible notes. Additional 6% convertible notes were issued by Artera in 2001 for an aggregate face value of $2.6 million.
o We reacquired (or agreed to reacquire) DMC licenses that had previously been sold in 1999 and early 2000, including all DMC licenses for the right to operate in the New York area and the license for the right to operate in Israel. These repurchases resulted in aggregate charges in 2001 of $19.3 million, net of $2.7 million reduction of deferred revenue in 2001. Our repurchase of DMC licenses was to preserve the value of DMC in the respective market areas where licenses had been sold by gaining control of the licenses so that they would be available for future sale on our terms. To that point in time, we had not been able to develop a sufficient capital core to exploit the technology and to execute the DMC business plan.
o NCT and NXT plc reached an agreement to reorganize their 1997 cross-license arrangements related to flat panel speaker technology. Under the new agreements, NCT received 2 million ordinary NXT shares in consideration for the cancellation of the 6% royalty payable by NXT to NCT Audio Products. The NXT shares at issuance held a value of approximately $9.2 million. We sold all the NXT shares in 2001 for an aggregate of $6.9 million in cash, net of fees and expenses.

     During 2000, our efforts were devoted to consummating several acquisitions including Midcore Software, Inc., Theater Radio Network, Inc. (which we renamed DMC Cinema), and Pro Tech Communications, Inc. and continuing efforts on the development of Distributed Media Corporation. The following were significant events in 2000:

o Distributed Media Corporation licensed to Eagle Assets Limited the right to develop a portion of the New York microbroadcasting region for $2 million.
o Distributed Media Corporation licensed to Brookepark Limited the right to develop Israel as a microbroadcasting media market for $2 million.
o NCT licensed to Delphi Automotive Systems the rights to ClearSpeech(R) noise, acoustic echo and live echo cancellation algorithms for use in its mobile multimedia computing platform for hands-free cellular communications.
o Our subsidiary, Advancel Logic Corporation, licensed to Infinite Technology Corporation exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java(TM) Turbo-J(TM) technology, subject to rights previously licensed to ST Microelectronics and granted non-exclusive rights to Advancel's Java(TM) smartcard core.

     During 1999, NCT Audio's marketing accelerated. Headset marketing continued, as did technology licensing of the ClearSpeech technology. During 1999, NCT's media subsidiary Distributed Media Corporation (formed in 1998) was launched. During 1999, NCT introduced home theater in a box and home theater speaker bundles; Lernout & Hauspie licensed ClearSpeech noise and echo cancellation for speech applications; Distributed

Media Corporation executed contracts with Barnes & Noble College Bookstores and Wherehouse Entertainment stores; and Distributed Media Corporation entered into a $1 million financing agreement with Production Resource Group.

     During  1998,  our  focus  was the  creation  of a  subsidiary,  NCT  Audio
Products, Inc., a marketing and development company for NCT's flat panel transducer-based speaker products, and the active sales and marketing of the Gekko(TM) flat speaker and ArtGekko(TM) product lines. There was an acquisition strategy in place for NCT Audio to roll up other audio companies and incorporate flat speaker products into each acquired company's product lines. While we executed letters of intent to acquire four audio companies, this strategy was eventually abandoned as a result of our inability to attract the appropriate financing. (For more about this, see the NCT Audio arbitration discussion in the section "Legal Proceedings.") At the end of 1998, NCT's media subsidiary Distributed Media Corporation was established. Other highlights of 1998 include: the introduction of Gekko(TM) flat speakers, ArtGekko(TM) printed grille and ClearSpeech-Handsfree(TM) speakerphone; the license to VLSI Technology Inc. of ClearSpeech noise and echo cancellation algorithms for use in integrated circuits for the cellular market; and the acquisition of Advancel Logic Corporation.

B.   Business Strategy
     -----------------

     Our objective is to leverage our existing base of proprietary technology by licensing it and developing new products and services. To achieve this objective, we license our technologies to subsidiary companies that are focused in particular markets so that the subsidiaries, in turn, may offer our technologies for licensing and developing products and services to be offered to customers. Employing this strategy, the subsidiary is responsible for developing the specific knowledge and intimacy with its market and industry. NCT's technologies are applicable to a wide variety of markets, and therefore, this market knowledge would be difficult to cultivate without specialized subsidiaries. For example, Artera Group, Inc. is licensed with Artera Turbo technology and is now commercializing a subscription-based service for residential Internet users. Pro Tech Communications, Inc. is licensed with NCT's active noise reduction and ClearSpeech(R) algorithms for use in headset products. Distributed Media Corporation is commercializing a microbroadcasting system utilizing NCT's flat speaker technology and proprietary system management algorithms. From time to time, we sell ownership interests in NCT and our subsidiaries to acquire assets and funds needed to operate and finance our ventures.

     We anticipate that as we establish distribution channels and as consumer awareness of our products and communication and media services increases, so, too, will product sales and revenue from licensing fees and royalties. At the same time, we continue to strive to lower the cost of our products and services and enhance their technological performance.

C.   Technology
     ----------

     Active Noise Reduction. Active noise reduction systems are particularly effective at minimizing low frequency acoustical noise, or rumbling sounds. Active noise reduction creates sound waves that are equal in frequency but opposite in phase to the noise, which is any unwanted acoustical signal. The effect of the anti-noise signal on the noise signal is the cancellation of the unwanted noise signal. Products incorporating this technology include NCT's NoiseBuster(R) and ProActive(R) headset lines.

     Signal Enhancement. Our technology can be used to reduce unwanted signals that enter into a communications network, as when background noise enters telecommunications or radio systems from a telephone receiver or microphone. We have developed a line of patented algorithms called ClearSpeech(R) that perform various signal enhancement functions. The ClearSpeech Adaptive Speech Filter algorithm removes noise from voice transmissions. The filter is effective against a variety of stationary noises whose amplitude and pitch change slowly compared to the spectral variations characteristic of human speech. ClearSpeech Acoustic Echo Cancellation removes acoustic echoes in hands-free full duplex communication systems. Acoustic echo cancellation is an adaptive, frequency-based algorithm that continuously tracks and updates the changes in the acoustic path between the loudspeaker and the microphone to eliminate the acoustic echo. The ClearSpeech Reference Noise Filter isolates and removes interfering signals, such as background radio, television, machine and siren noise, so communications can be heard more clearly. The reference noise filter algorithm was designed to remove interference from a desired signal in applications where a reference signal for the interference is available.

     Silicon Micromachined Microphone. The silicon micromachined microphone has potential applications not only in the audible range of frequencies, but in the ultrasonic range as well. The silicon micromachined microphone's low noise floor and adjustable sensitivity improve voice recognition in high ambient noise environments. We are currently working with Infineon Technologies to arrive at an acceptable prototype.

     Digital Broadcasting Station System Software. Digital broadcasting station system software is being utilized by DMC in its Sight & Sound(R)
microbroadcasting system to deliver customized music programming to each broadcasting site. Advertising is scheduled and updated via a communications link such as the Internet. The software also performs status checking, play log functions and other diagnostic functions made available to the central control network.

     Telephone Amplifier Technology. Pro Tech has been awarded a patent entitled "Linearization of FET Channel Impedance for Small Signal Applications" which covers the semiconductor technology used in Pro Tech's two-prong and tabletop telephone amplifiers for call centers. This technology facilitates a higher level of signal processing quality at a significantly lower price than conventional semiconductor solutions.

     Information and Traffic Optimization Management Software. NCT's subsidiary, Artera Group, Inc.'s patent-pending technology, Artera Turbo(TM), is a subscription-based service that allows users to browse the Internet at effective speeds faster than with a 325kbs digital subscriber line connection for a fraction of the cost of broadband. Using a single 56K dial-up connection with a single PC, Artera Turbo enhances the effective speed of all browsing activities, including web surfing and web-based e-mail, of any small to medium sized office, educational institution or residence. This product also manages Internet access with features such as usage control and accounting, routing, firewall, e-mail server, caching, site blocking and more. This unique combination of features results in improved Internet access, regardless of the type of connection available.

D.   NCT Proprietary Rights and Protection
     -------------------------------------

     As of December 31, 2002, NCT and its subsidiaries held approximately 598 patents and related rights and an extensive library of know-how and unpatented technology. We have patent coverage in the U.S., Canada, Japan, Europe, Korea, Australia, Hong Kong and Taiwan. We hold or have rights to 319 inventions as of December 31, 2002, including 120 United States patents and over 496 corresponding foreign patents. We have pending 105 U.S. and foreign patent applications. Our engineers have made 157 invention disclosures for which we are in the process of preparing patent applications.

     NCT has continued to make substantial investments in its technology and intellectual property and has incurred development costs for engineering prototypes, pre-production models and field testing of several products and applications. Management believes that our investment in our technology has resulted in the expansion of the value of our intellectual property portfolio and improvement in the functionality, speed, costs of components, products and applications. Our intellectual property strategy has been to build upon our base of core technology that we have developed, acquired or exclusively licensed with newer advanced technology patents developed by, purchased by, or exclusively licensed to, us. In many instances, we have incorporated the technology embodied in our core patents into patents covering specific product applications, including the products' design and packaging. We believe this building-block approach provides greater protection to us than relying solely on the core patents. As our patent holdings increase, we believe the importance of our core patents will diminish from a competitive viewpoint.

     In 2002, three U.S. patent applications plus their corresponding foreign applications were filed to cover Artera technology. In addition, one U.S. and one European headset patent were issued in 2002 covering cushioned earphones and headsets for aircraft. DMC received a U.S. patent for Network of Digital Broadcast Systems in January 2003.

     Our core patents and advanced patents and patent applications include the following technologies:

o        active noise control for headsets
o        adaptive feed forward approach to active noise control
o        cabin quieting and vibration isolation
o        multi-channel noise control
o        combined feedforward and feedback control
o        control using harmonic filters
o        filters for signal enhancement and speech filtering
o        control systems for noise shaping

o        ClearSpeech technology
o Sight & Sound(R)'s method and apparatus for delivering audiovisual information

     The patents described above include patents of all ages ranging from pending applications, which will have a duration of 20 years from their filing dates, through patents soon to expire. Our patents have expiration dates ranging from 2003 through 2019, with the majority of the material patents upon which we rely expiring in 2011 and beyond.

         NCT has been granted the following trademark registrations:

            Mark                              Field of Use
            ----                              ------------
         NCT logo                             Company logo
         NoiseBuster(R)                       Headsets
         ClearSpeech(R)                       Adaptive speech filter products
         ProActive(R)                         Headsets
         Sight & Sound(R)                     Microbroadcasting

         We have also applied for ten trademark registrations including:

            Mark                              Field of Use
            ----                              ------------
         SweetSpace(TM)                       Flat audio speakers
         Artera(TM)                           Web browsing acceleration (a)
         Artera Turbo(TM)                     Web browsing acceleration (a)
         Fastest Ride on the Net!(TM)         Web browsing acceleration
         Broadband for Everyone(TM)           Web browsing acceleration

         Footnote:
         --------
          (a) In December 2002, oppositions were filed before the U.S. Patent and Trademark Office to NCT's trademark registration applications for Artera and Artera Turbo. The alleged basis for the oppositions is a confusing similarity to another trademark already registered (Altera). NCT intends to defend the Artera and Artera Turbo trademark registration applications against these oppositions. For more information, see the section "Legal Proceedings."

     We also filed trademark registration applications for the names Gekko(TM) and ArtGekko(TM). These applications were challenged by the holder of a registered trademark for the name Gecko on the grounds of similarity and confusion in a proceeding before the U.S. Patent and Trademark Office. A settlement of these challenges has been reached in principle, and a final settlement agreement is expected soon. The settlement is not expected to require payments by either party and is expected to permit NCT to continue to use the Gekko and ArtGekko names.

     No assurance can be given as to the range or degree of protection any patent or trademark issued to, or licensed by, NCT will afford or that such patents, trademarks or licenses will provide protection that has commercial significance or will provide competitive advantages for our products. No assurance can be given that NCT's owned or licensed patents or trademarks will afford protection against competitors with similar patents, products or trademarks. No assurance exists that NCT's owned or licensed patents or trademarks will not be challenged by third parties, invalidated, or rendered unenforceable. Furthermore, there can be no assurance that any pending patent or trademark registration applications or applications filed in the future will result in the issuance of a patent or registered trademark. The invalidation, abandonment or expiration of patents or trademarks owned or licensed by us which we believe to be commercially significant could permit increased competition, with potential adverse effects on NCT and its business prospects.

     We have conducted only limited patent and trademark searches and no assurances can be given that patents or trademarks do not exist or will not be issued or registered in the future that would have an adverse effect on our ability to market our technologies or products or maintain our competitive position with respect to our technologies and products. Substantial resources may be required to obtain and defend patent and trademark rights of NCT.

     Our policy is to enter into confidentiality agreements with all of our executive officers, key technical personnel and advisors, but no assurances can be made that NCT's know-how, inventions and other secret or unprotected intellectual property will not be disclosed to third parties by such persons.

     Finally, annuities and maintenance fees for our extensive patent portfolio are a significant portion of our expenses; such costs typically range from $300,000 to $600,000 annually. Maintenance fees are charged to maintain granted U.S. patents in force; foreign patents and applications are subject to annuity fees in order to maintain the patents and the pendancy of the applications. If, due to financial constraints, it becomes necessary for NCT to reduce its level of operations, we will not be able to continue to meet the extensive monetary outlay for annuities and maintenance fees to keep all the patents and applications from becoming abandoned. If this occurs, we will have to prioritize our portfolio accordingly.

E.   Research and Development
     ------------------------

     Our research and development personnel focus on product, software and algorithm development, which provides the technological basis for our technology licensing and commercial products, and on basic research, which helps provide the scientific advances that ultimately lead to new products and technology. As of December 31, 2002, our product and development team was comprised of approximately 23 development engineers and scientists.

     In addition to our internal research and development team, we have entered into joint research and development initiatives with other companies.

     NCT-sponsored research and development expenses aggregated $4.4 million, $6.0 million and $4.7 million for the years ended December 31, 2000, 2001 and 2002, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position. This includes improving our current technologies and products and developing newer technologies and products.

     Our key research and development activities over the last three fiscal years include:

o Development of Artera Turbo software and web-based Customer Relationship Management for Artera
o Improvement to echo cancellation and noise filtering algorithms including porting to specific hardware platforms and processor cores
o Development of two new noise filtering algorithms, speech in noise detector and intelligent squelch filter
o    Development of various versions of our ClearSpeech technology
o Improvements to the active noise cancellation technologies used in our headset products
o    Development of new algorithms and systems
o    Development of advertisement play verification software
o    Development   of  echo   cancellation/noise   filtering   software   module
     appropriate for integration into an Internet telephony program

F.   Existing Products and Services
     ------------------------------

     Introduction

     NCT's manufacturing and assembly operations are primarily outsourced and handled through contracts with key suppliers and partners. Typically, we purchase complete products from these sub-contractors built to our specifications. Products are then shipped either directly to our customers, to our warehouse or to our third-party warehousing provider. Our employees are responsible for the receiving, stocking, cycle counting, shipping and handling of most of our products. On occasion we may require that some modifications or value-added service be performed in-house or at a third-party contractor.

     Each of the existing products and services we discuss below is produced by NCT and its subsidiaries rather than our licensees. Revenue recognized for our product lines based upon our technologies are classified in our statements of operations as technology licensing fees and royalties, product sales, advertising media and engineering and development services. Our product lines that comprised more than 15% of our consolidated revenue in any one of the last three years are as follows:

o ClearSpeech(R)microphones, speakers and related products comprised approximately 27.7%, 5.2% and 6.1% of our consolidated revenue in 2000, 2001 and 2002, respectively
o JavaTM microprocessor cores comprised approximately 27.6%, 9.7% and zero of our consolidated revenue in 2000, 2001 and 2002, respectively

o Pro Tech Communications' product revenue was 4.5%, 20.5% and 22.1% of our consolidated revenue in 2000, 2001 and 2002, respectively

     NCT Hearing Products

o NoiseBuster(R). Line of personal active noise reduction headphones and communications headsets that has been marketed since 1997. The NoiseBuster reduces low frequency background noise electronically using active noise reduction technology, while leaving speech and music clearly audible. The NoiseBuster headset is sold directly by NCT as well as through a network of resellers
o ProActive(R). Line of active noise reduction industrial hearing protection and closed back communications headsets that has been marketed since 1996. The ProActive is ideal for use in higher-noise environments consisting largely of low-frequency noise that cannot easily be reduced with passive methods. Low frequency noise masks the intelligibility of speech and warning signals, which can be hazardous. ProActive is sold directly by NCT as well as through a network of resellers
o NB-PCU. Integration of NCT's active noise control technology into in-flight passenger entertainment systems. As a component of the system, NCT also has developed a low-cost headset specifically for in-flight use to be used in conjunction with the integrated active noise reduction electronics. The system is currently being installed in first and business-class cabins on new United Airlines' aircraft

     Pro Tech Communication Products

     Pro Tech currently sells high-quality, lightweight headsets to call centers and the fast food industry. The following are products manufactured or assembled by Pro Tech and sold through a network of resellers:

o    The ProCom. Lightweight fast-food headset
o The Apollo. Advanced, lightweight headset design sold for use with telephone users in the call center and small office market
o The Apollo Freedom Series Headset. A headset made to plug directly into phone systems that already have amplification built into their existing handset
o The Gemini Amplifier. A full feature amplifier designed to be used in nearly all phone or PC phone configurations in the call center and small office market
o The USB Adapter. An adapter that allows the use of an amplifier and headset in PC phone installations.
o The DSP Intelligent Microphone. Designed to serve those markets where the use of a headset is not wanted but headset functionality is required such as speech recognition and speech enabling input/output PC gaming applications
o The Manager's Headset. A lightweight over-the-ear fast-food headset which provides improved comfort to the fast-food store manager monitoring drive-through activity
o The A-10 Amplifier. Multi-line amplifier being offered with each of Pro Tech's headsets, designed for the small office and home office markets and has been engineered to work with over 90% of all existing phone systems in the world
o The A-27 Amplifier. Designed for automatic control distributors or phone systems which use the standard PJ-237 2-prong plug as their interface
o    The Active Series Headset. Designed for the mobile headset user
o    The Trinity. Designed for users in noisy environments

     NCT Communications Products

     ClearSpeech algorithms are developed by NCT and licensed directly from NCT to manufacturers for use in a wide variety of communications applications.


o    ClearSpeech(R)Adaptive    Speech   Filter.   Removes   noise   from   voice
     transmissions
o ClearSpeech(R)-Acoustic Echo Cancellation. Removes acoustic echoes in hands-free full duplex communication systems
o ClearSpeech(R)-Reference Noise Filter. Isolates and removes interfering signals, such as background radio, television, machine and siren noise, so communications can be heard more clearly
o ClearSpeech(R)-Speech in Noise Detector. A noise-robust voice activity detector that produces a binary value, depending on whether or not speech is detected, and an audio output for which non-speech segments have been muted

o ClearSpeech(R)-Intelligent Squelch Filter. Reduces unwanted signals such as pops and pre-speech noise experienced in some radio communications
o ClearSpeech(R)-Line Echo Cancellation. Reduces electrical echo caused by 2-4 wire hybrids in telephone networks
o ClearSpeech(R)-Mic. The first digital noise reduction microphone system for use with hands-free communication systems, substantially reduces background road, tire, wind, engine and traffic noise from hands-free calls, allowing the person receiving the call to hear voices more clearly and with less frustration
o ClearSpeech(R)-Speaker. A loudspeaker that cleans background noise from the incoming speech signal over a two-way or mobile radio for better intelligibility, suitable for use with mobile radios, fleet communication systems, marine radios and many other communication systems
o ClearSpeech(R)-PCB Board. Currently being sold for incorporation into communication systems at drive-through fast-food restaurants, allows the system to filter background car noise so that only the voice comes through, cutting down on errors in the order process

     NCT Audio Products

o Gekko(TM)flat speaker and ArtGekko(TM)speaker grille. Flat audio speakers utilizing NCT's patented flat panel transducer technology. With this technology, Gekko(TM)speakers deliver Sweet Space(TM)sound that floods the room with sound as opposed to conventional speakers which deliver sound like a spotlight. Available in two sizes, the Gekko(TM)flat speakers are thin wall hanging speakers that are designed to accept high quality reproductions of the world's most popular artwork, which is the ArtGekko(TM)line of replacement prints and decorative frames. The art is printed on acoustically transparent material, which allows all sound from the flat speaker to pass freely. Gekko(TM)flat speakers have been sold since 1998 through a network of audio retailers. NCT Audio also provides flat speakers for Distributed Media Corporation's Sight & Sound(R)microbroadcasting system.

     Distributed Media Corporation Advertising

o Sight & Sound(R)system. Sight & Sound(R)provides advertisers with a place-based medium in out-of-home commercial and professional establishments. The Sight & Sound(R)unit is comprised of a stationary billboard format and broadcast music and advertisements. The source of the sound of the system is our digital broadcast system that contains a computer with a hard drive, an amplifier, sound compression unit and other electronic devices. The music is downloaded from the DMC home office to the hard drive through the Internet and then played through flat panel speakers installed in the store. The system is controlled and monitored remotely from a central site and the system is scalable to any number of sites. The audio portion of the advertising is downloaded electronically while the print aspect of our advertisements is sent to independent agents who place the advertisements in the establishments.

     The viability of this business is dependent on advertising placements (see discussion of advertising revenue in I. - Revenue below). Because of this and because advertisers, especially national advertisers, require significant reach into a market when purchasing media, an important objective of DMC is to develop a substantial network of establishments as quickly as possible. There are two different strategies DMC has employed for building the Sight & Sound(R) network. One strategy is for DMC to contract directly with large national retailers (such as Barnes & Noble College Bookstores) and healthcare facilities for the deployment of the Sight & Sound(R) music system and media service in their establishments. Under this contract strategy, DMC (or its designee) provides, installs and operates the Sight & Sound(R) system at its directly contracted locations and pays the contracted person (such as Barnes & Noble College Bookstores or the healthcare facility) a percentage of the advertising revenue generated by its installed locations. As contracted, we maintain the system by providing the music genre selected along with the audio advertisements to be aired and the billboard advertisements to be displayed on the flat panel speakers at the respective locations. DMC pays a portion of the advertising revenue generated (a royalty) as compensation for our use of the facilities where the Sight & Sound(R) system is located (including the establishments secured by DMC's licensees). We believe the payment serves several purposes, including: an inducement for the establishment owner to house the Sight & Sound(R) unit; and an incentive for the establishment owner to seek and promote advertisers to air/display advertisements at the location.

     DMC has executed the contract with Barnes & Noble College Bookstores, which allows for the placement of our Sight & Sound(R) system in up to its approximately 406 retail store locations throughout the U.S. (as our cash resources will allow). As of December 31, 2002, 35 Barnes & Noble College Bookstores locations are currently operating DMC digital broadcasting systems primarily installed in 2000. Our installed base of operating Barnes &

Noble College Bookstores locations declined by three locations in 2002 due to lost leases and new construction by the retailer. Our installation process is contingent on having adequate cash resources and has progressed slowly due to our financial constraints. The operating systems are geographically dispersed throughout the U.S.

     A second strategy developed to accelerate the expansion of the Sight & Sight network is the licensing of market areas (by geographic territories or lines of business). As a way of accelerating the growth of DMC and delivering expanded reach to its advertisers, through 2000, DMC had actively pursued a licensing strategy of forming national and international affiliate networks
(generally within a defined geographical or market area such as health, education, hospitality or fitness). Since 2000, DMC has de-emphasized its licensing efforts. In the licensing strategy, DMC (or its designee) provides services and equipment, as the licensee may request, for the deployment to and operation of the establishments secured by the licensee. Upon request from the licensee and for a fee, we maintain the system by providing the selected music genre along with the audio and visual advertising scheduled to be aired and displayed on the behalf of the paying advertiser. Both DMC and the licensee are responsible for selling advertising (see discussion of DMC licensing activities in I. - Revenue below).

     Artera Group Products

     Artera Turbo is a software-based service that improves the effective performance of communication lines for Internet-based applications such as browsing, Web-based e-mail and Web-based file transfers. It accomplishes these improvements by employing a number of patent-pending, performance enhancement techniques that decrease the size and increase efficiencies in the movement, storage and delivery of Web-based electronic data. The core of the Artera Turbo service is the MidPoint technology, which we combined with other performance enhancing technologies we invented to create Artera Turbo. Artera Turbo offers Internet speed improvements as follows:

     o With Artera Turbo version 1 (released January 2002), local area network-based PC users (typically, businesses) utilizing multiple dial-up lines are able to achieve effective speeds of up to four times the normal speed of dial-up lines. The effective speeds of faster connections such as cable, digital subscriber line and integrated services digital network are greatly improved as well.
     o With Artera Turbo version 2 (released October 2002), residential, single PC users with a single dial-up line are able to achieve effective speeds averaging five times as fast as those achieved when Artera Turbo is not used. The effective speeds of faster connections such as cable, digital subscriber line and integrated services digital network are greatly improved as well.
     o With Artera Turbo version 2.5 (released January 2003), the single dial-up line, single PC user is able to achieve effective speeds averaging 5.6 times as fast as those achieved when Artera Turbo is not used. The effective speeds of faster connections such as cable, digital subscriber line and integrated services digital network are greatly improved as well.

     We continue to work to improve Artera Turbo to allow even faster effective Internet speeds and to permit the use of the product under additional personal computer and network configurations. While Internet connections are generally faster with multiple lines (requiring multiple modems and, typically, multiple Internet service provider accounts), Artera Turbo achieves effective speed improvements with only one line, modem, Internet service provider account and personal computer. All of the performance enhancements described above have been benchmarked in our laboratories. We offer Artera Turbo on a monthly subscription basis.

G.   Strategic Relationships
     -----------------------

     NCT's establishment and maintenance of strategic relationships with major domestic and international business concerns has facilitated the licensing and sale of its technologies and applications. In exchange for the benefits to these companies' own products offered by our technology, these relationships, under the terms of license agreements, provide marketing, distribution and manufacturing capabilities for our products and enable us to limit the expense of our own research and development activities. In order to ensure dependable sources of supply and to maintain quality control and cost effectiveness for components incorporated in our applications and products, an important element of our strategy has been to identify and enter into relationships with manufacturers that will develop and produce custom-made items for NCT product applications, and with manufacturers of components that will supply and integrate components for NCT technologies. The following summarizes NCT's key licensing relationships:

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

The Charles Stark Draper           July 1994         Microphones
Laboratory, Inc.

New Transducers Ltd.               Mar. 1997         Flat Panel Transducers

Oki Electric Industry Co., Ltd.    Oct. 1997         Communications

Infineon Technologies AG           Dec. 1997         Microphones
 (formerly Siemens AG)

STMicroelectronics SA &            Nov. 1998         Java(TM) platform
 STMicroelectronics Srl

Delphi Automotive Systems           May 2000         Communications

Sharp Corporation                August 2001         Communications

FairPoint Broadband, Inc.       October 2002         Artera Turbo


     Ultra Electronics Ltd. (U.K.)

     Since 1991, NCT and Ultra (and Ultra's predecessor, part of the Dowty Group), have been designing and developing systems to enhance passenger comfort by quieting aircraft passenger compartments in specified propeller-driven aircraft, which Ultra sells to the worldwide turbo-prop aircraft market. In May 1993, Ultra and NCT signed a teaming agreement to produce and install the NCT cabin quieting system on the SAAB 340 aircraft. Deliveries under this agreement began in 1994. In March 1995, NCT and Ultra amended the teaming agreement and concluded a licensing and royalty agreement for $2.6 million. The arrangement with Ultra terminates upon the expiration of the last applicable patent or rights. Under this agreement beginning in 1998 and continuing through 2013, Ultra has or will pay NCT a royalty of 1.5% of sales of products incorporating NCT technology (see Note 4 - notes to the consolidated financial statements for further details). Each quarter on a timely basis, Ultra provides us with an accounting of its sales of products incorporating NCT technology; however, Ultra tends to not pay us the royalties due on a timely basis.

     The Charles Stark Draper Laboratory, Inc.

     In July 1994, NCT and Draper of Cambridge, Massachusetts entered into an agreement whereby NCT became the exclusive licensee to a new silicon micromachined microphone developed by Draper. Under the terms of the agreement and subsequent agreements, Draper performed engineering services for NCT to further develop the technology. The silicon micromachined microphone technology can be used in a wide variety of applications within the acoustic and communications fields. NCT has developed sub-patents that rely on this technology as its basis. The patents under this license on average expire in 2009. Draper notified us on September 20, 2002 that it was exercising its option to terminate the license agreement, and all licenses and rights to sublicense thereunder, due to NCT's failure to pay Draper the minimum royalties per the agreement. We have commenced discussions with Draper regarding amending the existing agreement or entering into a new technology licensing agreement. This technology provides the basis of the technology that NCT has licensed to Infineon Technologies AG outlined below.

     New Transducers Ltd. (U.K.)

     New Transducers Ltd. (NXT), its parent, NXT plc, a United Kingdom company listed on the London Stock Exchange, and NCT executed a cross-licensing agreement on March 28, 1997. The term of our license to NXT was five years. Under the terms of the cross-license, we licensed patents and patents pending which relate to flat panel transducer technology to NXT, and NXT licensed to us, patents and patents pending which relate to similar technology. We received the use of NXT's patents and patents pending and the benefit of NXT's technology, which also involves the shaking of a flat panel to produce sound. In consideration of the license, during the first quarter of 1997, NCT recorded a $3.0 million license fee from NXT, and expected to receive royalties on future NXT licensing and product revenue. On April 15, 1997, NXT plc, NXT and NCT executed several agreements and other documents, which terminated the cross-license, and various related agreements and replaced them with a new cross-license and new related agreements. The material changes effected by the new agreements included the inclusion of NXT plc as a party along with NXT and provided that the license fee payable to NCT could be paid in ordinary shares of NXT plc stock. This license fee was paid to NCT in ordinary shares of NXT plc stock, which were subsequently sold by NCT. On September 27, 1997, NXT plc, NXT, NCT Audio and NCT executed several agreements and other documents terminating the new cross-license and a related security deed and replacing them with new agreements. The material changes effected by these agreements included an expansion of the fields of use applicable to the exclusive licenses granted to NXT plc and NXT and an increase in the royalties payable on future licensing and product revenue. On February 9, 1999, NCT Audio and NXT amended the cross-license agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground-based vehicles and aircraft sound systems. The amendment also increased the royalties due NCT Audio from NXT to 10% from 6% and increased the royalties due NXT from NCT Audio to 7% from 6%. In consideration for granting these expanded licensing rights, each party received a license fee.

     As of March 30, 2001, NCT and NXT entered into an arrangement to reorganize the existing cross-license agreements between the companies. Under the new agreements, we received two million ordinary NXT plc shares in consideration of the cancellation of the royalty payable by NXT to NCT Audio under the 1997 cross-license agreement. The NXT plc shares, upon issuance, had a market value of approximately $9.2 million; these shares were sold for $6.9 million after commissions, resulting in a loss of $2.3 million. We used the cash proceeds in accordance with the revised agreements. In addition, ownership of specified intellectual property, the rights to which were previously licensed to NXT, was transferred to NXT. NXT has licensed to NCT and its applicable subsidiaries the specified NXT intellectual property and all of the NCT-developed intellectual property. NXT agreed to design a low-cost flat panel speaker for use by Distributed Media Corporation. Also under the new agreements, we acquired 533 shares of NCT Audio that were held by NXT and allowed NXT a cashless exercise of an option granted in 1997 to purchase 3,850,000 shares of our common stock. NXT is required to assist DMC in developing a new flat speaker, and we will pay royalties on products developed by NXT and sold by us at the greater of 2% of net sales revenue or ten cents per product developed by NXT (see Notes 4, 14 and 15 - notes to the consolidated financial statements for further details).

     Oki Electric Industry Co., Ltd. (Japan)

     In October 1997, NCT and Oki executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Oki licensed NCT's ClearSpeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications applications. NCT has granted Oki the right to manufacture, use and sell products incorporating the algorithm. The algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications. NCT is currently receiving royalties from OKI relating to the license agreement (see Note 4 - notes to the consolidated financial statements). This agreement terminates upon the expiration of the last applicable licensed patent, unless earlier terminated by written agreement of the parties.

     Infineon Technologies AG (as assignee of Siemens AG) (Germany)

     In December 1997, NCT and Infineon executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Infineon licensed NCT's silicon micromachined microphone and will develop, manufacture and market such microphones as surface mountable devices. This agreement terminates upon the expiration of the last applicable patent under the agreement or with three months notice if the product is not developed. The silicon micromachined microphone technology delivers microphone technology on a silicon chip, a breakthrough in the microphone marketplace. Infineon and NCT have targeted the silicon micromachined microphone to the multimedia, cellular phone, wireless phone, voice recognition and other related markets. The silicon micromachined microphone's small chip dimensions of only three millimeters on each side make it useful for packaging into products with tight size constraints, such as noise canceling earplugs and hearing aids. We anticipate royalties from Infineon in the future.

     STMicroelectronics SA & STMicroelectronics Srl (France and Italy)

     In November 1998, our subsidiary, Advancel, and STMicroelectronics SA executed a license agreement. Under the terms of the agreement, which included the payment of a license fee, a minimum royalty within two years and future per unit royalties which continue for an unspecified term, STMicroelectronics SA licensed Advancel's tiny2J(TM) for Java(TM) (the T2J-processor core) to combine it with its proven secure architecture and advanced nonvolatile memory technology, to offer a new generation of secure microcontrollers for smartcard applications. The T2J-processor core is designed to accelerate the execution of Javacard(TM)-based smartcard applications such as electronic purse credit/debit card functions, identification cards that provide authorized access to networks and subscriber identification modules that secure various cellular phones against fraud. This agreement resulted in revenue of $0.2 million in 1998 and $2.2 million in 1999. We anticipate royalty revenue from this source may be significant in the future.

     Delphi Automotive Systems (U.S.)

     On May 3, 2000, Delphi Automotive Systems licensed NCT's ClearSpeech(R) noise, acoustic echo and live echo cancellation algorithms for use in their mobile multimedia computing platform for hands-free cellular communications. NCT's patented ClearSpeech algorithm cancels approximately 95% of background road, tire, wind, engine and traffic noise from hands-free communications, allowing the party receiving the communication to hear speech more clearly. Although NCT has not recognized any royalty revenue from Delphi to date, we anticipate receipt of royalties in the future.

     Sharp Corporation (Japan)

     In August 2001, NCT and Sharp executed a license agreement for an initial term of three years. Under the agreement, which included up-front development fees and future per unit royalties to NCT, Sharp licensed our ClearSpeech(R) adaptive speech filter algorithm for use with Sharp's current and future wireless communication products. In 2002, Sharp Japan's Communication Division incorporated NCT's ClearSpeech(R) adaptive speech filter algorithm into its new line of Third Generation Cell Phones (3G Phones). The adaptive speech filter cleans background noise from transmitted speech for improved voice quality, listening comfort and intelligibility. We are currently receiving royalties from Sharp.

     FairPoint Broadband (U.S. and Canada)

     FairPoint Broadband, Inc., wholly owned subsidiary of FairPoint Communications, Inc., and Artera executed an exclusive marketing license on October 11, 2002 whereby FairPoint will serve as the exclusive master distributor of Artera Turbo(TM) to certain rural local exchange carriers, incumbent local exchange carriers and Internet service providers in the United States and Canada and will have other non-exclusive rights with respect to Artera Turbo. The terms of the agreement include a license fee and per unit royalties based upon subscribers. In conjunction with this agreement, FairPoint Communications, Inc., was issued a five-year warrant to purchase 2.0 million shares of NCT common stock at an exercise price of $0.15 per share.

H.   Marketing and Sales
     -------------------

     NCT markets its products and services through its subsidiaries in a variety of ways. Generally, the subsidiaries take a distribution channel approach, as opposed to direct selling. NCT assists each subsidiary with executing marketing communications programs that maximize the reach into the target audience while minimizing the expense. We employ public relations in addition to other targeted direct efforts such as direct mail and e-mail marketing. Where appropriate, we advertise in industry trade magazines as well as attend and exhibit at trade shows. As of December 31, 2002, we had an internal sales and marketing force of 14 employees.

     Financial information relating to domestic and foreign sales and sales for the years ended December 31, 2000, 2001 and 2002 is set forth in Note 23 - notes to the consolidated financial statements. NCT does not have a significant foreign exchange transaction risk because the majority of its non-U.S. revenue is denominated and settled in U.S. dollars. The remaining intercompany revenue, eliminated in consolidation, is in British pounds sterling and our underlying cost is also in pounds sterling, creating a natural foreign exchange protection.

I.   Revenue
     -------

     The following table sets forth the percentage contribution of each of our operating segments in relation to total revenue for the years ended December 31, 2000, 2001 and 2002. Such revenue and percentage contribution include technology licensing fee revenue we recognized ($1,056,000 in 2000 and $222,000 in 2001) on licenses (in the media business segment) that we subsequently determined to reacquire (see below).

     (In thousands of dollars)

                                                                   Years Ended December 31,
                                      ----------------------------------------------------------------------------------------------
                                                 2000                            2001                             2002
                                      -----------------------------    ----------------------------     ----------------------------
                                        Amount        % of Total         Amount        % of Total         Amount        % of Total
                                      -----------    --------------    -----------    -------------     -----------    -------------
   Communications                     $    5,911          46.0%        $    8,019         75.6%         $    5,963          81.5%
   Media                                   3,541          27.6%             2,612         24.6%              2,270          31.0%
   Technology                              3,550          27.6%             1,028          9.7%                  -             -
   Other                                    (162)        (1.2%)            (1,047)        (9.9%)              (914)        (12.5%)
                                      -----------    --------------    -----------    -------------     -----------    -------------
             Total                    $   12,840        100.0%          $  10,612        100.0%          $   7,319         100.0%
                                      ===========    ==============    ===========    =============     ===========    =============


     Product Revenue

     The following table sets forth the percentage contribution of our separate operating segments in relation to NCT's product revenue for the years ended December 31, 2000, 2001 and 2002.

     (In thousands of dollars)


                                                                   Years Ended December 31,
                                      ----------------------------------------------------------------------------------------------
                                                 2000                            2001                             2002
                                      -----------------------------    ----------------------------     ----------------------------
                                        Amount        % of Total         Amount         % of Total        Amount        % of Total
                                      -----------    --------------    -----------    -------------     -----------    -------------
   Communications                     $    1,683         84.1%         $    4,510         98.7%         $    2,631         97.6%
   Media                                     318         15.9%                 58          1.3%                 66          2.4%
   Technology                                  -            -                   -            -                   -            -
   Other                                       -            -                   -            -                   -            -
                                      -----------    --------------    -----------    -------------     -----------    -------------
             Total                    $    2,001        100.0%         $    4,568         100.0%        $    2,697         100.0%
                                      ===========    ==============    ===========    =============     ===========    =============


     Product revenue were approximately 15.6%, 43.1% and 36.8% of total revenue for the years ended December 31, 2000, 2001 and 2002, respectively.

     Technology Licensing Fees and Royalty Revenue

     The following table sets forth the percentage contribution of the separate operating segments in relation to NCT's technology licensing and royalty revenue for the years ended December 31, 2000, 2001 and 2002.

     (In thousands of dollars)


                                                               .   Years Ended December 31,
                                      ----------------------------------------------------------------------------------------------
                                                 2000                            2001                             2002
                                      -----------------------------    ----------------------------     ----------------------------
                                        Amount        % of Total         Amount         % of Total        Amount        % of Total
                                      -----------    --------------    -----------    -------------     -----------    -------------
   Communications                     $    3,257          32.8%        $    2,639          46.8%        $    2,334          52.0%
   Media                                   2,065          20.8%             1,834          32.6%             2,140          47.6%
   Technology                              3,550          35.8%             1,028          18.3%                 -             -
   Other                                   1,056          10.6%               132           2.3%                19           0.4%
                                      -----------    --------------    -----------    -------------     -----------    -------------
                     Total            $    9,928         100.0%        $    5,633         100.0%        $    4,493         100.0%
                                      ===========    ==============    ===========    =============    ============    =============


     Technology licensing fees and royalties were approximately 77.3%, 53.1% and 61.4% of total revenue for the years ended December 31, 2000, 2001 and 2002, respectively (attributable to recognition of deferred revenue from license agreements entered into prior to 2002). We do not expect to receive any additional cash or other consideration from our deferred revenue. In some cases, the consideration we received for licenses was for an amount less than we recorded as deferred revenue. In addition, our revenue include DMC licenses we subsequently reacquired; the amounts of such revenue recognized are approximately $1,056,000 in 2000 and $222,000 in 2001. Our repurchased license cost was $19.3 million, net of reduction of deferred revenue in 2001 and $9.2 million in 2002. Our 2002 technology licensing fees and royalties of $4.6 million were primarily attributable to recognition of deferred revenue of $2.1 million from the New Transducers Ltd. license and $1.9 million from Teltran International Group, Inc. license. Our 2001 technology licensing fees and revenue were primarily attributable to recognition of deferred revenue of $1.6 million from the New Transducers Ltd. license, $2.3 million from Teltran International Group, Inc. license, $1.0 million from Infinite Technology Corporation license and approximately $0.2 million from DMC licenses. Our 2000 revenue was predominantly due to the revenue recognized from the license to Infinite Technology Corporation of $3.6 million, license to Pro Tech of $2.4 million, license to Vidikron of America, Inc. of

$2.0 million, license to Teltran International Group, Inc. of $0.4 million and DMC license revenue of approximately $1.1 million.

     Aggregate DMC license fees recognized were $2,056,000 in 2000 ($1 million up-front fee from Vidikron, approximately $500,000 and $556,000, respectively, from Brookepark Limited and Eagle Assets Limited each of whom acquired DMC licenses for $2 million and such license fee had been deferred and was recognized as license fee revenue over the life of the respective license), $222,000 in 2001 (approximately $111,000 for each of Brookepark and Eagle Assets) and zero in 2002. DMC had licensed the New York designated market area to Eagle Assets Limited in March 2000 and in 1999 to investors who transferred their licenses to DMC New York, Inc. ("DMC NY"). Please refer to "Certain Relationships and Related Transactions" for a description of our reacquisition of licenses from DMC NY for which we incurred charges of $18.0 million and approximately $9.2 million, respectively, in 2001 and 2002.

     In 2001, we agreed to reacquire the license issued to Eagle Assets to develop a portion of the New York microbroadcasting region and have accrued $2.0 million for such reacquisition currently being negotiated. Also in 2001, we agreed to reacquire the license issued to Brookepark Limited for $2 million that we have accrued in our consolidated financial statements. The reacquisition was to be 50% from Brookepark Limited and 25% from each of two transferees from
Brookepark: Austost Anstalt Schaan and Balmore S.A. This Israel license has not yet been reacquired but terms are in negotiation. Upon our decision to reacquire DMC licenses previously sold to Brookepark and Eagle Assets, we reduced the remaining deferred revenue to zero (we recorded $1.3 million expense representing our $4.0 million reacquisition price for the Eagle Assets and Brookepark licenses, less $2.7 million reduction of deferred revenue; these were part of the aggregate $19.3 million, net, repurchased license charge in 2001). Our DMC licensees have not generated any revenue with the technology DMC licensed to them nor have they used the DMC licenses to distribute the Sight & Sound(R) systems.

     Advertising Revenue

     Advertising revenue for the years ended December 31, 2000, 2001 and 2002 were $828,000, $279,000 and $105,000, respectively, and represented 6.5%, 2.6%
and 1.4% of total revenue for the years ended December 31, 2000, 2001 and 2002, respectively. The advertising revenue is due to amounts recognized from in-theater audio advertising supplied to multiplex cinemas ($0.7 million, $0.2 million and zero in 2000, 2001 and 2002, respectively) and amounts generated from broadcast and billboard advertising through DMC's network of Sight & Sound(R) systems ($0.1 million in each of 2000, 2001 and 2002, respectively). Effective February 28, 2002, we ceased the business operations of DMC Cinema (due to under-performance); consequently, advertising revenue are expected to decline in the short-term. Our advertising placements have been limited because of limited financial resources to outfit establishments, which, in turn, results in limited reach available to advertisers. Advertising gross profit for the years ended December 31, 2000, 2001 and 2002 was $14,000, $(53,000) and $90,000,
respectively.

J.   Concentrations of Credit Risk
     -----------------------------

     NCT sells its products and services to original equipment manufacturers, distributors and end users in various industries worldwide. As outlined below, our three largest product customers accounted for approximately 31.3% of product revenue during 2002 and 3.4% of aggregate gross accounts receivable at December 31, 2002. Although our policy is to collect receivables in cash, from time to time, our revenue and accounts receivable may be settled in securities of the customer's company or in securities of NCT or its subsidiaries held by the customer rather than cash, and we may not realize cash in the amount recorded for the transaction.

     (In thousands of dollars)

                                                 As of December 31, 2002
                                               and For the Year then Ended
                                             ---------------------------------
                  Customer                    Receivable          Revenue
     -------------------------------         -------------    ----------------
         Muzak                                $      7           $     484
         AM-COM                                      -                 222
         McDonalds                                  13                 137
         Clever Devices                              1                 123
         HM Electronics                              9                  57
         AVSHOP                                      5                  42
         All Others                                248               1,632
                                             -------------    ----------------
            Total product                     $    283           $   2,697
                                             =============    ================

     As outlined below, our three largest technology licensing fees and royalty customers accounted for approximately 99.3% of technology licensing and royalty revenue during 2002.

     (In thousands of dollars)

                                                 As of December 31, 2002
                                              and For the Year then Ended
                                        ----------------------------------------
            Customer                        Receivable              Revenue
-------------------------------------   -----------------     ------------------
Teltran International Inc.                  $     -            $     1,921
New Transducers Ltd. (NXT)                        -                  2,140
OKI Electronic Industry Co., Ltd.                 -                    402
Ultra Electronics, Ltd.                          19                     19
Sharp Corporation                                 -                      3
All Others                                      283                      8
                                        -----------------     ------------------
 Total licensing fees and royalties         $   302            $     4,493
                                        =================     ==================

     Our payment terms are dependent on the type of revenue. Generally, trade receivables are due 30 to 60 days after the invoice date; royalty receivables are due 30 to 90 days after they are earned; and license fee receivables are due normally upon execution of the agreement.

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

     Financial instruments, which potentially subject NCT to concentration of credit risk, consist principally of cash and cash equivalents maintained primarily in banks and in trade receivables. NCT's cash equivalents consist of commercial paper and other investments that are readily convertible into cash and have original maturities of three months or less.

K.   Competition
     -----------

     We have a number  of  direct  competitors.  To our  knowledge,  each of our competitors is pursuing its own technology, either on its own or in collaboration with others, and has commenced attempts to commercially exploit such technology. NCT believes that a number of other large companies, such as the major domestic and foreign communications, computer, automobile and appliance manufacturers, as well as aircraft parts suppliers and manufacturers, have research and development efforts underway that could be potentially competitive to NCT. These companies are well established and have substantially greater management, technical, financial, marketing and product development resources than NCT.

            Competition faced by our products and services includes:

                                                                                    Competitive
                                                   ---------------------------------------------------------------------------------
  Product/Service            Competition                          Advantages                                  Disadvantages
  ---------------            -----------                          ----------                                  -------------
NoiseBuster headphone      Sony, Bose                    High performing active noise reduction,       Limited name recognition;
                                                         low cost product                              limited marketing and
                                                                                                       distribution; long lead times
                                                                                                       for production

Gekko(TM)flat speakers     Sony, Aiwa, and any other      Flat  wall-mounting design, greater sound    Limited name recognition;
                           speaker manufacturer           dispersion, wide choice of decorator         limited marketing; long lead
                                                          facades                                      times for production

ClearSpeech noise and      Lucent, Texas Instruments,     High-quality noise and echo  cancellation,   Limited name recognition;
echo cancellation          other large communications     minimal voice quality  degradation           limited marketing
                           companies

Sight & Sound(R) system    In-store music providers       Ongoing cash incentives to site owners,      Limited name recognition;
                           such as Muzak; other           demographically targeted opportunity for     limited marketing; limited
                           advertising media              advertisers                                  operating history

Artera Turbo service       Internet access enhancement    Better Internet access speed                 Limited name recognition;
                           services from Fourelle,        improvements than other access               limited distribution
                           Inktomi, Propel, QuickCat      enhancement services; lower cost than        compared to broadband
                           Technologies and Proxyconn;    broadband Internet access service            Internet access providers;
                           DSL, cable modem, ISDN and     providers                                    slightly higher cost than
                           other broadband Internet                                                    some Internet access
                           access service providers                                                    enhancement services


L.   Government Contracts
     --------------------

     Prior to 1998, NCT acted as a government subcontractor in connection with the performance of various engineering and development services. Government contracts provide for cancellation at the government's sole discretion, in which event the contractor or subcontractor may recover its actual costs up to the date of cancellation, plus a specified profit percentage. Governmental expenditures for defense are subject to the political process and to rapidly changing world events, either or both of which may result in significant reductions in such expenditures in the proximate future. Government contracts are not viewed as a significant part of our business. No such contracts were in effect during 2000, 2001 or 2002.

M.   Environmental Regulation Compliance
     -----------------------------------

     Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have any material effect upon our capital expenditures, earnings or competitive position.

N.   Employees
     ---------

     NCT had 74 employees as of December 31, 2002. The employees include 14 in sales and marketing; 16 in executive and administrative roles; 13 in the areas of finance, accounting, human resources, legal, information technology and intellectual property; 23 in engineering and development; and 8 in operations and production. None of our employees is represented by a labor union. NCT considers its relationships with employees to be satisfactory.

O.   Acquisitions
     ------------

     Please refer to Note 2 - notes to our consolidated financial statements for further information about our acquisitions. In 2000, we acquired Theater Radio Network, Inc. (renamed DMC Cinema, Inc.), Midcore Software, Inc. and Pro Tech Communications, Inc. In 2001, we acquired Artera Group International Limited (formerly known as Teltran Web Factory Limited) and 25% of DMC New York, Inc. In June 2002, pursuant to an exchange agreement, we acquired the remaining 75% of DMC New York, Inc. and $120,000 cash from Crammer Road in exchange for 1,800 shares of our series H preferred stock.

P.   Recent Financing Transactions
     -----------------------------

     Our financing transactions during the year ended December 31, 2002 are discussed in our consolidated financial statements. Those transactions and the footnote reference to notes to our consolidated financial statements are highlighted below:

  NCT Convertible Notes Issued to Carole Salkind                 Note 10
  8% Convertible Notes issued by Artera Group, Inc.              Note 10
  Private Equity Credit Agreement of July 25, 2002               Notes 14 and 21
  Other NCT Group, Inc. Convertible Notes and Notes Payable      Note 10
  NCT Series H Preferred Stock                                   Note 14

     Subsequent to December 31, 2002, we completed other financing transactions described in Note 26 - notes to our consolidated financial statements.

Q.   Operating segments
     ------------------

     For a full discussion of operating segments and geographic areas, see Notes 22 and 23 - notes to the consolidated financial statements.

R.   Available Information
     ---------------------

     For further information about our business, you may visit our website at www.NCTGroupInc.com. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may review and copy these reports at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our SEC filings are also available to the public from the SEC's website at www.sec.gov.

ITEM 2. PROPERTIES

     Our principal executive office and corporate headquarters are located in Westport, Connecticut where we lease approximately 18,700 square feet of space that is adequate for our purposes. The lease expires in March 2010 and provides for monthly rental of approximately $28,000 for the first five years and $31,000 for the next five years. This facility also houses the corporate headquarters for our subsidiaries, DMC, Advancel, Artera and DMC HealthMedia and our sales and marketing offices. The facility also housed DMC Cinema until that subsidiary ceased operations on February 28, 2002.

     Until January 15, 2002, NCT maintained a research and technical support laboratory in Linthicum, Maryland, where we leased approximately 40,000 square feet of space. The leases provided for monthly rentals of approximately $36,000, subject to annual inflationary adjustments. The Linthicum, Maryland facility has been closed. Substantially all of its operations have been consolidated at our Cambridge, England facility. Please refer to "Legal Proceedings" for further information on the termination of this lease.

     Effective March 21, 2002, NCT entered into a lease agreement for 2,400 square feet of space located at 7525 Connelley Drive, Suite C, Hanover, Maryland for a term of three years, which expires March 2005, at a monthly rental of $2,400. This facility is used for NCT Hearing engineering.

     Since April 1, 2001, Pro Tech's executive, sales and manufacturing facilities occupy approximately 13,000 square feet of space located at 4492
Okeechobee Road, Fort Pierce, Florida, pursuant to a lease agreement which expires in February 2006 and provides for monthly rental of approximately $5,000 increasing to approximately $8,000 over the five-year term.

     Since April 1, 2001, Midcore's sales offices along with Artera's sales and product development operations have occupied approximately 6,400 square feet of space located at 900 Straits Turnpike, 2nd Floor, Middlebury, Connecticut pursuant to a five-year lease agreement, which expires March 2004, for an average monthly rental of approximately $10,600.

     Our European operations are conducted in Cambridge, England where we lease 4,000 square feet of space under a lease, which expires in April 2007 and provides for a current monthly rental of approximately $5,000, subject to annual inflationary adjustments. Effective January 15, 2002, we consolidated substantially all our former Linthicum, Maryland research and technical support operations with the activities of this facility. Until it ceased operations in 2002, Artera Group International Limited conducted its operations in a 10,400 square foot rented facility in Newcastle-under-Lyme, Staffordshire, England which required a monthly rental of approximately $10,000.

     We believe our facilities provide us with adequate space for the near term consistent with our current business plans. We do not intend to lease additional space during 2003.

ITEM 3. LEGAL PROCEEDINGS

     NCT Audio Arbitration and TST/TSA/GTI Bankruptcy
     ------------------------------------------------

     On September 16, 1999, NCT Audio filed a demand for arbitration before the American Arbitration Association in Wilmington, Delaware, against Top Source Technologies, Inc. ("TST") and its subsidiary, Top Source Automotive, Inc., ("TSA") alleging breach of agreement, breach of good faith and fair dealing, fraudulent conduct, negligent misrepresentation and breach of fiduciary duties to a shareholder (NCT Audio holds 15% of the outstanding stock of TSA) in connection with an August 14, 1998 agreement by which NCT Audio was granted an exclusive option to purchase substantially all of the assets of TSA, and other agreements among such parties related thereto. NCT Audio sought rescission of the asset purchase agreement, recovery of monies paid to TST for TSA's assets and recovery of a pro rata portion of the sales proceeds ultimately paid by a third party, Onkyo America, for TSA's assets. On December 8, 1999, TST and TSA filed an answer and counterclaim in the arbitration proceeding, seeking to recover (1) the $1 million differential between the $9 million purchase price paid by Onkyo America for TSA's assets and the $10 million purchase price that NCT Audio had been obligated to pay; (2) expenses associated with extending NCT Audio's time to close its transaction; (3) the monies and stock owed under the extension agreements; and (4) legal expenses. NCT maintained that the promissory note and stock were procured by fraud perpetrated by TST and/or TSA and otherwise denied the allegations of the counterclaims. On July 17, 2000, NCT Audio filed a revised demand for arbitration, which elaborated on the claims, arguments and requests for relief of the original demand for arbitration. On November 27, 2001, NCT Audio filed an amended arbitration claim, which further expanded on the claims, arguments and requests for relief of the original and revised demands for arbitration and which added a claim for breach by TST and TSA of a confidentiality agreement entered into with NCT Audio in connection with their August 14, 1998 asset purchase agreement.

     On or about December 18, 2001, while the parties were completing discovery with an arbitration hearing scheduled to begin on January 21, 2002, TST (under its new name Global Technovations, Inc. ("GTI")), TSA and their corporate affiliates filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. Under federal law, those filings stayed NCT Audio's arbitration proceedings with TSA and TST. Shortly after the initial filings, the bankruptcy case was transferred to the U.S. Bankruptcy Court for the Eastern District of Michigan. NCT Audio was appointed to the creditors' committee in the bankruptcy case. On July 1, 2002, NCT Audio filed proofs of claim against TST (GTI) and TSA for amounts believed to be owed to NCT Audio by them. On December 18, 2002, GTI and TSA filed a Plan of Reorganization and Proposed Disclosure Statement relating thereto.

     Theater Radio Network - InsiderStreet (Neometrix) Litigation
     ------------------------------------------------------------

     On December 6, 2000, our subsidiary DMC Cinema (formerly known as Theater Radio Network) filed suit against InsiderStreet.com, Inc. in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that InsiderStreet breached a May 5, 2000 advertising agreement with Theater Radio Network and seeks a declaratory judgment and specific performance of the agreement. The agreement provided that, in exchange for advertising services performed by Theater Radio Network, InsiderStreet would deliver to Theater Radio Network $3 million in common stock of InsiderStreet, with an adjustment in the number of shares to ensure that the total stock delivered was worth at least $2,000,000 on May 10, 2001 and with registration of all stock delivered. InsiderStreet has to date made only a partial delivery of shares and has not registered any of the shares delivered. Discovery in this litigation has begun. On October 23, 2001, Theater Radio Network terminated its representation by outside counsel in this action due to a possible conflict of interest. On February 28, 2002, Theater Radio Network (DMC Cinema) ceased operations, although that does not preclude it (or an assignee) from further prosecuting the Theater Radio Network claims. On March 26, 2002, Theater Radio Network retained new counsel in this action. On or about October 9, 2002, InsiderStreet.com, Inc. changed its name to Neometrix Corp.

Management believes that at this stage it cannot assess the likelihood of a favorable outcome. Further, since the amount of damages, if any, Theater Radio Network may recover cannot be quantified until the legal process is complete, no amount has been recorded in the financial statements.

     Production Resource Group Litigation
     ------------------------------------

     On June 6, 2001, Production Resource Group (PRG) began legal proceedings against NCT and our subsidiary, Distributed Media Corporation, in the Superior Court for the Judicial District of Fairfield County, Connecticut. PRG's complaint alleges that NCT and DMC breached the terms of a July 19, 1999 lease, promissory note and warrant entered into in connection with the lease of some DMC Sight & Sound(R) equipment. The complaint also alleges that NCT and DMC breached a January 11, 2001 resolution agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions, that we breached a May 11, 2001 agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions and the January 11, 2001 resolution agreement, and that we engaged in misrepresentations and fraud in connection with these matters. On July 26, 2001, the court granted a pre-judgment remedy giving PRG the right to attach or garnish up to $2.1 million of specified assets of NCT and DMC. On October 4, 2001, we filed an answer to the plaintiff's complaint, denying PRG's material allegations, seeking dismissal of the complaint and counterclaiming for breach of PRG's obligation to deliver equipment.

     On December 20, 2001, NCT and DMC accepted an Offer of Judgment requiring NCT and DMC to pay PRG $2.0 million. That judgment was entered on January 17, 2002 along with costs of $0.2 million. In December 2001, we recorded all anticipated liability related to payment of this judgment. As of December 31, 2002, PRG had collected approximately $78,000 in NCT's and DMC's cash or cash equivalent assets as a result of this judgment and the pre-judgment remedy referred to above. PRG is currently conducting post-judgment discovery regarding additional enforcement of the judgment. To the extent that further payment of the judgment is in cash, such payment could be material to our cash position.

     On January 2, 2002, outside the scope of the judgment entered into with NCT, PRG amended its complaint to allege that NCT's Chairman and Chief Executive Officer Michael Parrella, in dealing with PRG on behalf of NCT, committed breaches of good faith and fair dealing, unfair trade practices and fraud. NCT has agreed to indemnify Mr. Parrella for any liabilities (including legal fees) he may incur as a result of the PRG claims against him. On July 15, 2002, Mr. Parrella moved to strike the portions of PRG's amended complaint that pertain to him personally. Mr. Parrella has told NCT that, to the extent the amended complaint is not stricken as to him personally, he intends to deny the allegations in the amended complaint. To the extent that NCT may ultimately indemnify Mr. Parrella for liabilities arising out of these allegations and for related legal fees, we believe that our directors and officers indemnification insurance (subject to certain exceptions under the insurance policy and after payment of a $100,000 deductible) will cover such payments. Discovery as to Mr. Parrella has begun.

     Maryland Lease Litigation
     -------------------------

     On or about January 31, 2002, West Nursery Land Holding Limited Partnership brought an action against NCT in the District Court of Maryland for Anne Arundel County. This action sought repossession of premises at 1025 West Nursery Road, Linthicum, Maryland and an award of approximately $89,000 in connection with NCT's shutdown of its offices at, and abandonment of, such premises. On or about February 7, 2002, judgment as requested in the complaint was entered by the court. On or about July 11, 2002, West Nursery brought an action against NCT in the Superior Court for the Judicial District of Fairfield County, Connecticut seeking to enforce the Maryland judgment in Connecticut. On August 5, 2002, the Connecticut court issued a pre-judgment remedy prohibiting NCT from disposing of its assets other than in the ordinary course of business. On September 23, 2002, West Nursery moved for a default judgment on its Connecticut complaint. On October 29, 2002, NCT filed an objection to the motion for default judgment and filed an answer to the complaint in which it denied the material allegations of the complaint. Through December 31, 2002, West Nursery has collected approximately $27,000 on this judgment. On December 31, 2002, NCT and West Nursery executed a settlement agreement under which all claims of West Nursery against NCT are being discharged in consideration of the issuance by NCT of 1,248,170 shares of its common stock (approximately $56,000 in stock priced at $.0448 per share). On March 3, 2003, the court approved the settlement agreement. The issuance of the 1,248,170 shares to West Nursery by NCT is expected soon, and dismissal of the action with prejudice is expected soon after that.

     Mesa Partners Matter
     --------------------

     On February 21, 2002, an action was brought by Mesa Partners, Inc. against NCT and DMC in Supreme Court of the State of New York, County of Suffolk for breach of an alleged contract for financial consulting services. NCT and DMC had contracted with Mesa Partners for Mesa to develop general, marketing and financial strategies for NCT, advise management in presentations and negotiations, make introductions to Mesa's clientele and advise on new sales opportunities and possible joint ventures and strategic partnerships. Mesa's complaint sought approximately $430,000 plus interest, attorneys' fees and costs. On April 22, 2002, NCT and DMC filed an answer to the complaint in which they denied any liability. On December 3, 2002, NCT, DMC and Mesa executed a settlement agreement, which is subject to court approval. Under the settlement agreement, all claims against NCT and DMC in the action would be dismissed in consideration of the issuance by NCT to Mesa of 2,321,263 shares of NCT's common stock ($125,000 in stock priced at $.05385 per share). Court approval of the settlement agreement was pending as of December 31, 2002. In December 2002, we recorded all anticipated liability related to this settlement.

     Linford Group Litigation
     ------------------------

     On May 9, 2002, an action was brought by Linford Group Limited against NCT in the U.S. District Court for the District of Connecticut. In its complaint, Linford alleges that NCT guaranteed an obligation of NCT's indirect subsidiary Artera Group International Limited, said to be in the amount of $425,000 (plus interest and late charges), for office refurbishment services claimed to have been rendered in the United Kingdom. On July 12, 2002, NCT filed an answer to the complaint in which it denied any liability. On October 17, 2002, Linford and NCT entered into a settlement agreement under which all claims of Linford against NCT and Artera International were discharged in consideration of the issuance by NCT of 5,938,081 shares of its common stock (approximately $480,000 in stock priced at $.08075 per share). On or about October 17, 2002, such shares were issued by NCT to Linford. Dismissal of the action with prejudice is expected shortly after resale of these NCT shares by Linford or one year after Linford's receipt of the shares, whichever comes first.

     Crammer Road v. NCT
     -------------------

     On or about September 16, 2002, an action was brought by Crammer Road LLC against NCT in the U.S. District Court for the District of Connecticut. In its complaint, Crammer Road alleges that NCT breached a series of agreements entered into by Crammer Road and NCT on April 12, 2001, namely, a Private Equity Credit Agreement, a Registration Rights Agreement relating thereto, an Exchange Agreement, a Registration Rights Agreement relating thereto, two promissory notes and an additional side letter agreement. The aggregate amount sought under the complaint was $6.9 million plus interest and costs. On October 30, 2002, Crammer Road and NCT executed a settlement agreement pursuant to which all claims in the lawsuit are being dismissed in consideration of the issuance by NCT to Crammer Road of 68 million shares of NCT common stock ($5.44 million priced at $.08 per share). On December 11, 2002, the court approved the settlement agreement. On December 17, 2002, NCT issued 40 million of the 68 million shares. The remaining 28 million shares are issuable 65 days after demand by Crammer Road, which demand has not to date been made. Dismissal of the action with prejudice is expected shortly after issuance of the remaining 28 million shares.

     Alpha, Austost, Balmore and Libra v. NCT and Artera
     ---------------------------------------------------

     On or about December 17, 2002, an action was brought by Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore S.A. and Libra Finance S.A. against NCT Group, Inc. and Artera Group, Inc. in Supreme Court of the State of New York, County of New York. In their complaint, plaintiffs allege that NCT and Artera breached a number of payment and stock registration obligations in connection with the January 9, 2001 convertible notes of Artera, the March 2, 2001 series A convertible preferred stock of Artera, the March 14, 2001 convertible notes of NCT, the April 4, 2001 convertible notes of Artera, the April 12, 2001 convertible notes of NCT, the June 29, 2001 convertible notes of Artera, the July 30, 2002 series B convertible preferred stock of Pro Tech Communications, Inc., the January 10, 2002 convertible note of Artera and the March 11, 2002 convertible note of NCT. Registration rights claims are alleged against NCT in connection with notes and preferred stock of Artera and Pro Tech because such notes and preferred stock are exchangeable into common stock of NCT. Plaintiffs seek damages in the aggregate amount of $12.2 million plus interest, attorneys' fees and costs. NCT and Artera have yet to file an answer in this action.

     Virginia Tech Intellectual Properties v. NCT
     --------------------------------------------

     On or about  December  19,  2002,  an action was brought by  Virginia  Tech
Intellectual Properties, Inc. ("Va. Tech") in the Circuit Court of Fairfax County, Virginia against NCT Group, Inc. In its complaint, Va. Tech alleged that NCT breached a September 27, 1994 agreement under which the Center of Innovative Technology ("CIT") licensed certain patent and related technology rights to NCT. This agreement was assigned by CIT to Va. Tech on September 3, 1997. Va. Tech claimed to have terminated the agreement as of September 12, 2002, and its complaint sought $105,000 allegedly owed by NCT as royalty payments for the period from January 1, 2001 to September 12, 2002, plus interest, attorneys' fees and costs. On January 28, 2003, Va. Tech and NCT executed a settlement agreement in which Va. Tech released NCT from all claims in the action in consideration of a promissory note issued by NCT to Va. Tech on that date, in the principal amount of $101,000. The note is payable $20,000 by February 1, 2003 and $3,000 per month from March 1, 2003 to May 1, 2005. On February 5, 2003, the action was dismissed without prejudice, pending completion of the note payments.

     Artera International U.K. Section 214 Indemnification
     -----------------------------------------------------

     On or about December 5, 2002, Michael Parrella (Chairman and Chief Executive Officer and a Director of NCT), Irene Lebovics (President and a Director of NCT) and Cy Hammond (Treasurer and Chief Financial Officer of NCT) received letters from the Liquidator of NCT's indirect subsidiary, Artera International located in the United Kingdom, informing them that the Liquidator is considering asserting claims against them under Section 214 of the U.K. Insolvency Act. Under that provision of the Insolvency Act, individuals who were Directors of a U.K. corporation prior to its liquidation can be held personally liable to the liquidation estate, under certain circumstances, for up to the amount by which the net liabilities of the corporation increased between (i) the time the Directors knew or ought to have concluded that there was no reasonable prospect that the corporation would avoid liquidation and (ii) the commencement of liquidation proceedings. The Liquidator asserts that such amount in this instance is approximately $6.3 million. Each of the recipients of the letter was a Director of Artera International prior to its liquidation. NCT has agreed to indemnify Messrs. Parrella and Hammond and Ms. Lebovics for any liabilities that may arise against them from these U.K. Section 214 claims and to provide them with legal representation with respect to the claims. NCT does not have directors and officers indemnification insurance coverage for the claims.

     Artera Trademark Oppositions
     ----------------------------

     On December 17, 2002 and December 23, 2002, in connection with NCT's pending U.S. trademark registration applications for "Artera Turbo" and "Artera," respectively, Altera Corporation filed oppositions to the granting of such registrations. The alleged basis for the oppositions is, in essence, that the Artera marks are confusingly similar to Altera Corporation's mark of "Altera" which was registered in a number of product and service categories prior to the initial filing of NCT's "Artera Turbo" and "Artera" applications. NCT intends to defend against these oppositions vigorously.

     NCT believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on our financial position or results of operations. In the circumstances, based upon the information presently available, management believes that adequate provisions have been estimated and included in the consolidated financial statements for these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders during the fourth quarter of 2002.

                                     PART II

ITEM 5. MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
        MATTERS

     Our common stock currently trades on the NASD OTC Bulletin Board under the symbol "NCTI." Prior to the January 6, 1999 delisting of NCT common stock from NASDAQ's National Market System, our common stock was listed on the NASDAQ/NMS under the symbol "NCTI." High and low closing bid price information for NCT's common stock for specified quarterly periods is set forth below:

                               2001                            2002
                    ------------------------        -------------------------
                        High           Low             High            Low
                    ----------    ----------        ----------      ---------
1st Quarter           $0.265        $0.145            $0.153          $0.078
2nd Quarter           $0.295        $0.1255           $0.135          $0.079
3rd Quarter           $0.162        $0.093            $0.102          $0.059
4th Quarter           $0.114        $0.071            $0.094          $0.042

     As of January 31, 2003, there were approximately 4,000 shareholders of record representing approximately 38,000 beneficial owners of NCT's common stock.

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

     We have issued stock options and warrants to acquire shares of our common stock as outlined in Note 15 - notes to the consolidated financial statements.

Recent Sales of Unregistered Securities by NCT Group, Inc. and its Subsidiaries
-------------------------------------------------------------------------------

     The table below identifies the unregistered sales of our securities to purchasers during the previous three years, as well as the amount and nature of the consideration paid by each purchaser. The issuance of these securities, except as otherwise indicated, was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a sale by an issuer not involving a public offering.



      SECURITY SOLD                                                  PURCHASER(S)                          CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
------------------------------------------------------------------------------------------------------------------------------------
11/99 - 10/00   2,188,635 shares of NCT common stock                 Sage Capital Investments Limited;     585 shares of NCT Audio
                                                                     Silenus Limited; Edward J. Frey, Jr.  Products, Inc. common stock
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/4/00 -        23,470,081 shares of NCT common stock                Series F Preferred Holders:           4,715 shares of NCT
8/21/00                                                              Atlantis Capital Fund Ltd.;           Series F Preferred Stock
                                                                     Canadian Advantage Limited
                                                                     Partnership; Dominion Capital Fund
                                                                     Limited; The Endeavour Capital
                                                                     Fund, S.A.; Sovereign Partners, LP
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/10/00         1,254 shares of NCT Series G Preferred Stock         Endeavour Capital Fund, S.A.          $1,000,000 Cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/10/00         NCT warrants to acquire 167,500 shares               Endeavour Management, Inc.;           Exercisable for cash
                                                                     Ronald Nussbaum; Samuel Krieger
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/27/00         $1,000,000 NCT Convertible Note                      Carole Salkind                        $1,000,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/2/00          Distributed Media Corporation Convertible Note       Roth Bros., Inc.                      Services rendered
                ($800,000 principal amount; matures 6/3/02)                                                (installation costs of
                                                                                                           DBSS system for
                                                                                                           Distributed Media
                                                                                                           Corporation)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/2/00          NCT warrant for 300,000 shares of NCT common stock   Roth Bros., Inc.                      Exercisable for cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/22/00         750 shares of Series G Preferred Stock               Endeavour Capital Fund, S.A.          $750,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/11/00 -       4,906,595 shares of NCT common stock                 Endeavour Capital Fund, S.A.          1,237 shares of Series G
11/2/00                                                                                                    Preferred Stock
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/10/00         1,000 shares of ConnectClearly.com, Inc. common      Austost Anstalt Schaan;               $1,000,000 Cash
                stock                                                Balmore S.A.;
                                                                     Zakeni Limited
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



      SECURITY SOLD                                                  PURCHASER(S)                          CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
------------------------------------------------------------------------------------------------------------------------------------
8/18/00         7,405,214 shares of NCT common stock                 5 shareholders of TRN                 Common stock of TRN
                                                                     (TRN acquisition)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/18/00         7.5% of common stock of DMC Cinema, Inc.             5 shareholders of TRN                 Common stock of TRN
                                                                     (TRN acquisition)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/29/00         13,913,355 shares of NCT common stock                15 shareholders of Midcore            Common stock of Midcore
                                                                     Software, Inc.                        Software, Inc.
                                                                     (Midcore acquisition)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/7/00          9,523,810 shares of NCT common stock                 Infinite Technology Corporation       Development Services

--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/27/00         NCT warrant for 250,000 shares of NCT common stock   Crammer Road LLC                      Exercisable at $0.34 per
                (cancelled 4/12/01)                                                                        share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/29/00         559,375 shares of Pro Tech Communications, Inc.      Union Atlantic LC                     Services rendered
                common stock
                (issued to Union Atlantic LC by NCT Hearing
                Products, Inc. and Pro Tech Communications, Inc.)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/29/00         1,500 shares of Pro Tech Communications, Inc.        Austost Anstalt Schaan;               $1,500,000 cash
                Series A Preferred Stock                             Balmore S.A.;
                                                                     Zakeni Limited
                                                                     (as a condition to the Pro Tech
                                                                     Communications, Inc. acquisition)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/29/00         Pro Tech Communications, Inc. warrant for            Austost Anstalt Schaan;               Exercisable at $0.50 per
                4,500,000 shares of Pro Tech Communications, Inc.    Balmore S.A.;                         share
                common stock                                         Zakeni Limited
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
10/26/00        NCT warrant for 10,000,000 shares of NCT common      Libra Finance S.A.                    Initially exercisable at
                stock                                                                                      $0.32 per share;
                                                                                                           exercisable at $0.08 per
                                                                                                           share per 10/25/01 and
                                                                                                           11/14/01 amendments
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
11/27/00        2,810,304 shares of NCT common stock (issued under   Crammer Road LLC                      $500,000 cash
                old 9/27/01 credit line - now terminated)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/00           4,171,098 shares of NCT common stock (issued at      Trade creditors                       Supplies and services
                various times in 2000 and 2001; authorized by
                Board in Dec. 2000)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/9/01          NCT Networks, Inc. Convertible Notes ($5,040,000     Austost Anstalt Schaan;               $1,000,000 cash;
                principal amount)                                    Balmore S.A.;                         $1,000,000 non-recourse
                                                                     Amro International, S.A.;             notes; 1,190,000 shares
                                                                     Nesher Ltd.;                          of Pro Tech
                                                                     Talbiya B. Investments Ltd.;          Communications, Inc.
                                                                     The Gross Foundation, Inc.;           common stock
                                                                     Libra Finance S.A. (as finder)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/9/01          2,863,894 shares of NCT common stock                 15 shareholders of Midcore            Fill-up provision
                                                                     Software, Inc.
                                                                     (Midcore acquisition)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/9/01          2,455,248 shares of NCT common stock                 5 shareholders of TRN                 Fill-up provision
                                                                     (TRN acquisition)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/13/01         NCT Convertible Note ($500,000 principal amount);    Carole Salkind                        $500,000 cash
                matured 4/14/01
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/13/01         NCT warrant to acquire $500,000 of NCT common stock  Carole Salkind                        Exercisable for cash at
                                                                                                           $0.071 per share per
                                                                                                           12/20/01 amendment
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/22/01 -       7,831,908 shares of NCT common stock                 Austost Anstalt Schaan, Balmore       937 shares of
4/11/01                                                              S.A., Zakeni Limited                  ConnectClearly.com, Inc.
                                                                                                           common stock
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



      SECURITY SOLD                                                  PURCHASER(S)                          CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
------------------------------------------------------------------------------------------------------------------------------------
2/27/01         8,299 shares of Artera Group, Inc. Series A          Internet Business Management          Acquisition of Teltran
                Preferred Stock                                      Limited; Four Pitt, Inc.; Teltran     Web Factory Limited
                                                                     International Group, Ltd.; Austost
                                                                     Anstalt Schaan; Amro International,
                                                                     S.A.; Balmore S.A.; Berkeley Group,
                                                                     Ltd.; ICT N.V.; Leval Trading, Inc.
                                                                     Nesher, Ltd.; Talbiya B.
                                                                     Investments Ltd.; The Gross
                                                                     Foundation, Inc.; United Securities
                                                                     Services, Inc.; Libra Finance S.A.;
                                                                     John Chalfin/Offchurch Nominees
                                                                     Limited; John Chalfin/Hillhurst
                                                                     Investments, Ltd.; Teltran
                                                                     International Ltd (Web Factory
                                                                     acquisition)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/14/01         NCT Convertible Notes ($267,500 aggregate            Alpha Capital Aktiengesellschaft;     $250,000 cash
                principal amount)                                    Libra Finance S.A. (as finder)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/16/01 -       7,218,150 shares of NCT common stock                 Endeavour Capital Fund, S.A.          767 shares of Series G
5/25/01                                                                                                    Preferred Stock
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/30/01         3,850,000 shares of NCT common stock                 NXT plc                               Surrender of option and
                                                                                                           532 shares of NCT Audio
                                                                                                           Products, Inc.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/4/01          Artera Group, Inc. Convertible Notes ($875,000       Amro International, S.A.;             $700,000 cash
                aggregate principal amount)                          Alpha Capital Aktiengesellschaft
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/12/01         NCT Convertible Notes ($133,750 aggregate            Alpha Capital Aktiengesellschaft;     $125,000 cash
                principal amount)                                    Libra Finance S.A. (as finder)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/12/01         13,333,333 shares of NCT common stock                Crammer Road LLC                      2,000 shares of DMC New
                                                                                                           York, Inc.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/12/01         NCT Convertible Note ($1 million principal           Crammer Road LLC                      1,000 shares of DMC New
                amount), maturing 12/31/01                                                                 York, Inc.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/12/01         NCT Video Displays, Inc. Convertible Note            Crammer Road LLC                      $500,000 cash
                ($500,000 principal amount), maturing 12/31/01
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/12/01         $50,000,000 NCT common stock issuable under credit   Crammer Road LLC                      Cash and shares of DMC
                line; $17,000,000 minimum commitment amount                                                New York, Inc. common
                                                                                                           stock
4/12/01         NCT warrant for 250,000 shares of NCT common stock   Crammer Road LLC                      Exercisable for cash at
                                                                                                           $0.14 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/17/01-7/25/01 15,340,680 shares of NCT common stock                Austost Anstalt Schaan;               $2,015,000 Artera Group,
                                                                     Balmore S.A.;                         Inc. January 9, 2001
                                                                     Amro International, S.A.;             convertible notes
                                                                     Nesher Ltd.;
                                                                     Talbiya B. Investments Ltd.;
                                                                     The Gross Foundation, Inc.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/2/01          702,045 shares of NCT common stock                   Arab Commerce Bank, Ltd.              39 shares of NCT Audio
                                                                                                           Products, Inc.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/14/01         NCT warrant for 500,000 shares                       Carole Salkind                        Exercisable for cash at
                                                                                                           $0.071 per share per
                                                                                                           12/20/01 amendment
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/14/01         NCT Convertible Note ($1,361,615 principal amount)   Carole Salkind                        Cancellation and
                                                                                                           surrender of $1,000,000
                                                                                                           NCT Convertible Note;
                                                                                                           dated 1/26/99 accrued
                                                                                                           interest; default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



      SECURITY SOLD                                                  PURCHASER(S)                          CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
------------------------------------------------------------------------------------------------------------------------------------
5/18/01         4,302,425 shares of NCT common stock                 Carole Salkind                        Conversion of NCT
                                                                                                           Convertible Note
                                                                                                           ($500,000 principal
                                                                                                           amount issued 2/13/01)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/25/01         Artera Group, Inc. Convertible Notes ($375,000       Alpha Capital Aktiengesellschaft;     $300,000 cash
                principal amount), maturing 5/25/02                  Amro International, S.A.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/4/01-7/19/01  2,499,576 shares of NCT common stock                 Zakeni Limited                        273 shares of Pro Tech
                                                                                                           Series A Preferred Stock
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/29/01         Artera Group, Inc. Convertible Notes ($1,250,000     Alpha Capital Aktiengesellschaft;     $700,000 cash and
                principal amount), maturing 6/29/02                  Amro International, S.A.; The Gross   $300,000 Subscription
                                                                     Foundation, Inc.; Leval Trading,      receivable
                                                                     Inc.; Nesher Ltd.; Talbiya B.
                                                                     Investments Ltd.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/30/01         500 shares of Pro Tech Communications, Inc. Series   Alpha Capital Aktiengesellschaft      $457,000 cash, net of
                B Convertible Preferred Stock                                                              expenses
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/30/01         Pro Tech Communications, Inc. warrant to purchase    Alpha Capital Aktiengesellschaft      Exercisable for cash
                1,000,000 shares of common stock
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/7/01-10/15/01 4,510,753 shares of NCT common stock                 Austost Anstalt Schaan;               $503,500 Artera Group,
                                                                     Balmore S.A.                          Inc. January 9, 2001
                                                                     Amro International, S.A.;             convertible notes
                                                                     Nesher Ltd.;
                                                                     Talbiya B. Investments Ltd.;
                                                                     The Gross Foundation, Inc.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/22/01         NCT Convertible Note ($1,673,393 principal amount)   Carole Salkind                        Cancellation and
                                                                                                           surrender of $250,000,
                                                                                                           $250,000, $500,000 and
                                                                                                           $250,000 NCT Convertible
                                                                                                           Notes; accrued interest;
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/22/01         NCT warrant for 625,000 shares                       Carole Salkind                        Exercisable for cash at
                                                                                                           $0.071 per share per
                                                                                                           12/20/01 amendment
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/22/01         612,893 shares of NCT common stock                   Michael J. Parrella                   Cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/22/01         171,342 shares of NCT common stock                   Irene Lebovics                        Cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/22/01         215,765 shares of NCT common stock                   Cy E. Hammond                         Cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/28/01         568,770 shares of NCT common stock                   Interep National Radio Sales          Advertising services
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/10/01         1,980,198 shares of NCT common stock                 Tycon Equity Partners LLC             Consulting services
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/10/01         1,000,000 shares of NCT common stock                 Carole Salkind                        Cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/28/01         Warrant for 1,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.071 per share per
                                                                                                           12/20/01 amendment
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/28/01         NCT Convertible Note ($2,535,469 principal amount)   Carole Salkind                        $1,000,000 cash and
                                                                                                           cancellation and
                                                                                                           surrender of $1,361,615
                                                                                                           NCT Convertible Note
                                                                                                           along with accrued
                                                                                                           interest and default
                                                                                                           penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
10/11/01        192,632 shares of NCT common stock                   Zakeni Limited                        14 shares of Pro Tech
                                                                                                           Communications, Inc.
                                                                                                           Series A Preferred Stock
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
10/23/01-       6,014,029 shares of NCT common stock                 Crammer Road LLC                      NCT Video Note dated
10/29/06                                                                                                   4/12/01
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



      SECURITY SOLD                                                  PURCHASER(S)                          CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
------------------------------------------------------------------------------------------------------------------------------------
10/25/01        5,000,000 shares of NCT common stock                 Libra Finance S.A.                    $397,600 cash and
                                                                                                           settlement of $2,400 in
                                                                                                           consulting fees; warrant
                                                                                                           exercised at $0.08 per
                                                                                                           share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
10/25/01        Warrant for 20,000,000 shares of NCT common stock    Libra Finance S.A.                    Exercisable for cash at
                                                                                                           $0.09 per share; price
                                                                                                           amended January 10, 2002
                                                                                                           to the lower of $0.07 or
                                                                                                           the lowest closing bid
                                                                                                           price from 1/10/02
                                                                                                           through 6/28/02, as
                                                                                                           amended through 6/28/03
                                                                                                           (see 6/28/02 below)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
10/30/01        3,275,864 shares of NCT common stock                 Alpha Capital Aktiengesellschaft      $293,750 stated value
                                                                                                           5/25/01 Artera
                                                                                                           convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
11/7/01         283,770 shares of NCT common stock                   Zakeni Limited                        20 shares of Pro Tech
                                                                                                           Communications, Inc.
                                                                                                           series A preferred stock
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
11/27/01        357,927 shares of NCT common stock                   James McManus                         Employment termination
                                                                                                           agreement
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/6/01         5,000,000 shares of NCT common stock                 Libra Finance S.A.                    $330,500 in cash,
                                                                                                           settlement of note in
                                                                                                           amount of $65,000 and
                                                                                                           $4,500 of consulting
                                                                                                           fees; exercised at $0.08
                                                                                                           per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/20/01        Warrant for 1,250,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.071 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/20/01        NCT Convertible Note ($2,014,270 principal amount)   Carole Salkind                        $1,000,000 cash and
                                                                                                           cancellation and
                                                                                                           surrender of $500,000 and
                                                                                                           $250,000 NCT Convertible
                                                                                                           Notes along with accrued
                                                                                                           interest and default
                                                                                                           penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/21/01-       3,783,156 shares of NCT common stock                 Austost Anstalt Schaan                $300,000 face value of
12/26/01                                                                                                   1/9/01 Artera notes
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/23/02         328,717 shares of NCT common stock                   Robert Crisp                          Settlement of amounts due
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/1/02          Warrant for 500,000 shares of NCT common stock       Piedmont Consulting, Inc.             Exercisable for cash at
                                                                                                           $0.20 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/2/02          300,000 shares of NCT common stock                   Piedmont Consulting, Inc.             Per consulting agreement
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/8/02-1/25/02  Options to acquire 8,350,000 shares of NCT common    Leben Care, Inc.                      Exercisable for cash at
                stock                                                                                      prices ranging from
                                                                                                           $0.079 to $0.13 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/10/02         $550,000 Convertible Note                            Alpha Capital Aktiengesellschaft      Settlement of $465,000
                                                                                                           bridge financing notes
                                                                                                           dated 11/14/01 and
                                                                                                           12/27/01 and cash of
                                                                                                           approximately $84,000
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



      SECURITY SOLD                                                  PURCHASER(S)                          CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
------------------------------------------------------------------------------------------------------------------------------------
1/10/02         Warrant for 5,000,000 shares of NCT common stock     Libra Finance S.A.                    Exercisable for cash at
                                                                                                           the lower of $0.07 or the
                                                                                                           lowest closing bid price
                                                                                                           from 1/10/02 through
                                                                                                           6/28/02, as amended
                                                                                                           through 6/28/03 (see
                                                                                                           6/28/02 below)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/11/02         Warrant for 2,789,082 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.079 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/11/02         NCT Convertible Note ($2,231,265 principal amount)   Carole Salkind                        $350,000 cash and
                                                                                                           cancellation and
                                                                                                           surrender of the August
                                                                                                           22, 2001 NCT Convertible
                                                                                                           Note along with accrued
                                                                                                           interest and default
                                                                                                           penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/11/02         Option to acquire 10% equity interest in Artera      Carole Salkind                        New indebtedness
                Group, Inc.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/25/02         NCT Convertible Note ($650,000 principal amount)     Carole Salkind                        $650,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/25/02         NCT Convertible Note ($250,000 principal amount)     Carole Salkind                        $250,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/25/02         Warrant for 812,500 shares of NCT common stock       Carole Salkind                        Exercisable for cash at
                                                                                                           $0.09 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/25/02         Warrant for 312,500 shares of NCT common stock       Carole Salkind                        Exercisable for cash at
                                                                                                           $0.09 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/31/02         Warrant for 104,167 shares of NCT common stock       Robert C. Lau (as designee of         Exercisable for cash at
                                                                     Clayton Dunning & Company, Inc.)      $0.13 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/27/02         NCT Convertible Note ($827,412 principal amount)     Carole Salkind                        $800,000 cash and accrued
                                                                                                           interest and default
                                                                                                           penalty on the 1/25/02
                                                                                                           note in principal amount
                                                                                                           of $250,000
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/27/02         Warrant for 1,034,226 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.079 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/27/02         Options to acquire 3,375,000 shares of NCT common    Stop Noise, Inc.                      Exercisable for cash at
                stock                                                                                      prices ranging from $0.79
                                                                                                           to $0.12 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/28/02         2,142,073 shares of NCT common stock                 James McManus                         Exchange of 6.43 common
                                                                                                           shares of DMC received
                                                                                                           upon exercise of DMC
                                                                                                           option
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/1/02          NCT Convertible Note ($350,000 principal amount)     Carole Salkind                        $350,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/1/02          Warrant for 437,500 shares of NCT common stock       Carole Salkind                        Exercisable for cash at
                                                                                                           $0.079 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/11/02         3,930,818 shares of NCT common stock                 Swedbank Luxembourg                   Exchange for 160 common
                                                                                                           shares of NCT Audio
                                                                                                           Products, Inc.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/11/02         Convertible Note ($400,000 principal amount)         Alpha Capital Aktiengesellschaft      $352,500 in cash, net of
                                                                                                           $47,500 in legal fees and
                                                                                                           finder's fees paid to a
                                                                                                           third party that arranged
                                                                                                           the financing
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/12/02         3,748,478 shares of NCT common stock                 Alpha Capital Aktiengesellschaft      Conversion of $250,000 8%
                                                                                                           note dated April 12, 2001
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



      SECURITY SOLD                                                  PURCHASER(S)                          CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
------------------------------------------------------------------------------------------------------------------------------------
3/12/02         1,863,204 shares of NCT common stock                 Alpha Capital Aktiengesellschaft      Conversion of $125,000 8%
                                                                                                           note dated March 4, 2001
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/2/02          NCT Convertible Note ($1,275,483 principal amount)   Carole Salkind                        Settlement and
                                                                                                           cancellation of
                                                                                                           $1,000,000 note dated
                                                                                                           3/27/00 along with
                                                                                                           accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/2/02          NCT Convertible Note ($1,425,000 principal amount)   Carole Salkind                        $1,425,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/2/02          Warrant for 3,188,708 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.094 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/2/02          Warrant for 3,562,500 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.094 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/29/02         NCT Convertible Note ($350,000 principal amount)     Carole Salkind                        $350,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/29/02         Warrant  for 1,500,000 shares of NCT common stock    Carole Salkind                        Exercisable for cash at
                                                                                                           $0.095 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/31/02         281,534 shares of NCT common stock                   Amro International, S.A.              Exchanged $25,000 Artera
                                                                                                           Group, Inc. January 9,
                                                                                                           2001 convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/2/02          NCT Convertible Note ($300,000 principal amount)     Carole Salkind                        $300,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/2/02          Warrant for 1,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.097 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/6/02          200,000 shares of NCT common stock (exempt under     Steven M. Esrick                      Settlement of lawsuit
                section 3(a)(10) of the Securities Act of 1933)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/13/02         NCT warrant to acquire 250,000 shares of common      Blue Future, Inc.                     Exercisable for cash at
                stock                                                                                      $0.16 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/17/02         NCT warrant to acquire 350,000 shares of common      Thomas Cotton                         Exercisable for cash at
                stock                                                                                      $0.081 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/17/02         NCT warrant to acquire 400,000 shares of common      Barry H. Chappel                      Exercisable for cash at
                stock                                                                                      $0.081 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/17/02         NCT warrant to acquire 400,000 shares of common      John M. Capozzi                       Exercisable for cash at
                stock                                                                                      $0.081 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/24/02         1,800 shares of Series H Convertible Preferred       Crammer Road LLC                      $120,000 cash and
                Stock                                                                                      exchange of 12,000 shares
                                                                                                           of DMC New York, Inc.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/28/02         Extension of time to determine the exercise prices   Libra Finance S.A.                    Exercisable at the lower
                of two warrants previously granted to acquire                                              of $0.07 or the lowest
                shares of NCT common stock in the amount of                                                closing bid price from
                20,000,000 (10/25/01) and 5,000,000 (1/10/02)                                              6/28/02 through 6/28/03
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/2/02          662,167 shares of NCT common stock                   Amro International, S.A.              Exchange for $50,000
                                                                                                           Artera Group, Inc.
                                                                                                           January 9, 2001
                                                                                                           convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/3/02          NCT Convertible Note ($350,000 principal amount)     Carole Salkind                        $350,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/3/02          Warrant for 1,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.078 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/12/02         Warrant for 20,000,000 shares of NCT common stock    Carole Salkind                        Exercisable for cash at
                                                                                                           $0.075 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/15/02         NCT Convertible Note ($350,000 principal amount)     Carole Salkind                        $350,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/15/02         Warrant for 1,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.075 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/23/02         NCT Convertible Note ($525,000 principal amount)     Carole Salkind                        $525,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



      SECURITY SOLD                                                  PURCHASER(S)                          CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
------------------------------------------------------------------------------------------------------------------------------------
7/23/02         Warrant for 2,250,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.059 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/14/02         NCT Convertible Note ($350,000 principal amount)     Carole Salkind                        $350,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/14/02         Warrant for 1,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.082 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/26/02         694,711 shares of NCT common stock                   Amro International, S.A.              Exchange for $50,000
                                                                                                           Artera Group, Inc.
                                                                                                           January 9, 2001
                                                                                                           convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/29/02         NCT Convertible Note ($490,000 principal amount)     Carole Salkind                        $490,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/29/02         Warrant for 2,100,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.076 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/9/02          NCT Convertible Note ($350,000 principal amount)     Carole Salkind                        $350,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/9/02          Warrant for 1,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.077 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/18/02         480,272 shares of NCT common stock                   Nesher Ltd.                           Exchange for $37,500
                                                                                                           Artera Group, Inc.
                                                                                                           January 9, 2001
                                                                                                           convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/18/02         480,272 shares of NCT common stock                   Talbiya B. Investments Ltd.           Exchange for $37,500
                                                                                                           Artera Group, Inc.
                                                                                                           January 9, 2001
                                                                                                           convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/30/02         Warrant for 10,000,000 shares of NCT common stock    Carole Salkind                        Exercisable for cash at
                                                                                                           $0.070 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/30/02         NCT Convertible Note ($3,770,098.38 principal        Carole Salkind                        $800,000 cash and
                amount)                                                                                    cancellation and
                                                                                                           surrender of $2,535,469
                                                                                                           convertible note dated
                                                                                                           9/28/01 along with
                                                                                                           accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/30/02         Warrant for 16,157,565 shares of NCT common stock    Carole Salkind                        Exercisable for cash at
                                                                                                           $0.070 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/30/02         Option to acquire 50,000,000 shares of NCT common    Acme Associates, Inc.                 Exercisable for cash at
                stock                                                                                      $0.070 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
10/11/02        Warrant for 2,000,000 shares of NCT common stock     FairPoint Communications, Inc.        Exercisable for cash at
                                                                                                           $0.150 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
10/18/02        5,938,081 shares of NCT common stock (exempt under   Linford Group Limited                 Settlement of guarantee
                Section 3(a)(10) of the Securities Act of 1933)                                            of subsidiary's payment
                                                                                                           obligation for office
                                                                                                           refurbishment services
                                                                                                           rendered in the United
                                                                                                           Kingdom
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
11/7/02         NCT Convertible Note ($400,000 principal amount)     Carole Salkind                        $400,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
11/7/02         Warrant for 1,750,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.072 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
11/20/02        NCT Convertible Note ($400,000 principal amount)     Carole Salkind                        $400,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
11/20/02        Warrant for 1,750,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.054 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
11/21/02        NCT Convertible Note ($1,463,449.36 principal        Carole Salkind                        Cancellation and
                amount)                                                                                    surrender of
                                                                                                           $1,275,482.97 convertible
                                                                                                           note dated 5/2/02 along
                                                                                                           with accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



      SECURITY SOLD                                                  PURCHASER(S)                          CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
------------------------------------------------------------------------------------------------------------------------------------
11/21/02        Warrant for 6,271,926 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.0535 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
11/22/02        Warrant for 300,000 shares of NCT common stock       Gavin Brackenridge                    Exercisable for cash at
                                                                                                           $0.054 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/2/02         NCT Convertible Note ($350,000 principal amount)     Carole Salkind                        $350,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/2/02         Warrant for 1,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.048 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/6/02         Warrant for 1,400,000 shares of NCT common stock     Alpha Capital                         Exercisable for cash at
                                                                     Aktiengesellschaft                    the lower of $0.07 or the
                                                                                                           lowest closing bid price
                                                                                                           from 12/6/02 through
                                                                                                           12/6/03
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/6/02         Warrant for 15,000,000 shares of NCT common stock    Alpha Capital                         Excercisible for cash at
                                                                     Aktiengesellschaft                    $0.01 per share.  Vests
                                                                                                           as to 2,000,000 shares if
                                                                                                           penalty provisions
                                                                                                           associated with prior
                                                                                                           transactions are not
                                                                                                           discharged as of 4/7/03.
                                                                                                           Remainder vests if
                                                                                                           12/6/02 promissory note
                                                                                                           maturing 4/7/03 defaults.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/11/02        Warrant for 1,250,000 shares of NCT common stock     KEQ Partners III                      Exercisable for cash at
                                                                     (as designee of Kalkines, Arky,       $0.063 per share
                                                                     Zall & Bernstein LLP, HealthNet
                                                                     Connections LLC and HNC New York
                                                                     Representatives LLC)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        NCT Convertible Note ($400,000 principal amount)     Carole Salkind                        $400,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 1,750,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.042 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 200,000 shares of NCT common stock       Robert L. Bernstein                   Exercisable for cash at
                                                                                                           $0.0515 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 200,000 shares of NCT common stock       Gavin Brackenridge                    Exercisable for cash at
                                                                                                           $0.0125 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 250,000 shares of NCT common stock       Gavin Brackenridge                    Exercisable for cash at
                                                                                                           $0.08 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 250,000 shares of NCT common stock       Gavin Brackenridge                    Exercisable for cash at
                                                                                                           $0.15 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 67,000 shares of NCT common stock        Dr. Henry Murray (as designee of      Exercisable for cash at
                                                                     The Murray Group)                     $0.10 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 33,000 shares of NCT common stock        Diana T. Murray (as designee of       Exercisable for cash at
                                                                     The Murray Group)                     $0.10 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 100,000 shares of NCT common stock       Dr. Henry Masur (as designee of       Exercisable for cash at
                                                                     The Murray Group)                     $0.10 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 300,000 shares of NCT common stock       Steven Keenan                         Exercisable for cash at
                                                                                                           $0.099 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 200,000 shares of NCT common stock       B. Michael Pisani/                    Exercisable for cash at
                                                                     Granite Securities Corporation        $0.10 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 200,000 shares of NCT common stock       Charles T. Lanktree                   Exercisable for cash at
                                                                                                           $0.10 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 50,000 shares of NCT common stock        Robert F. Callahan (as designee of    Exercisable for cash at
                                                                     C & C Partners, Inc.)                 $0.10 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 25,000 shares of NCT common stock        Robert F. Callahan (as designee of    Exercisable for cash at
                                                                     C & C Partners, Inc.)                 $0.25 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



      SECURITY SOLD                                                  PURCHASER(S)                          CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
------------------------------------------------------------------------------------------------------------------------------------
12/16/02        Warrant for 25,000 shares of NCT common stock        Robert F. Callahan (as designee of    Exercisable for cash at
                                                                     C & C Partners, Inc.)                 $0.50 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 25,000 shares of NCT common stock        Robert F. Callahan (as designee of    Exercisable for cash at
                                                                     C & C Partners, Inc.)                 $0.75 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 50,000 shares of NCT common stock        Sandy Eisemann/NRI, Inc. (as          Exercisable for cash at
                                                                     designee of C & C Partners, Inc.)     $0.10 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 25,000 shares of NCT common stock        Sandy Eisemann/NRI, Inc. (as          Exercisable for cash at
                                                                     designee of C & C Partners, Inc.)     $0.25 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 25,000 shares of NCT common stock        Sandy Eisemann/NRI, Inc. (as          Exercisable for cash at
                                                                     designee of C & C Partners, Inc.)     $0.50 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/16/02        Warrant for 25,000 shares of NCT common stock        Sandy Eisemann/NRI, Inc. (as          Exercisable for cash at
                                                                     designee of C & C Partners, Inc.)     $0.75 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/17/02        40,000,000 shares of NCT common stock and the        Crammer Road                          Settlement of lawsuit
                right to acquire 28,000,000 additional shares on
                65 days notice (exempt under Section 3(a)(10) of
                the Securities Act of 1933)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/26/02        NCT Convertible Note ($2,381,487 principal amount)   Carole Salkind                        Cancellation and
                                                                                                           surrender of $2,014,270
                                                                                                           convertible note dated
                                                                                                           12/20/01 along with
                                                                                                           accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/26/02        Warrant for 10,206,373 shares of NCT common stock    Carole Salkind                        Exercisable for cash at
                                                                                                           $0.042 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/26/02        Options to acquire 23,000,000 shares of NCT common   Motorworld, Incorporated              Exercisible for cash at
                stock                                                                                      $0.042 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/30/02        NCT Convertible Note ($350,000 principal amount)     Carole Salkind                        $350,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/30/02        Warrant for 1,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.041 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
12/31/02        Warrant for 250,000 shares of NCT common stock       Michael Dickerson                     Exercisable for cash at
                                                                                                           $0.10 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below is derived from the historical financial statements of NCT. The data set forth below is qualified in its entirety by and should be read in conjunction with "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included elsewhere in this Annual Report on Form 10-K.


     (in thousands of dollars, except per share amounts)

                                                                           For the Years Ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                     1998             1999              2000             2001              2002
                                                 -------------    --------------    -------------    --------------    -------------

REVENUE:
 Technology licensing fees and royalties         $       802      $      3,552  (b)  $    9,928  (b)  $     5,633  (b)  $  4,493
 Product sales, net                                    2,097             2,208            2,001             4,568          2,697
 Advertising/media                                         -                 -              828               279            105
 Engineering and development services                    425             1,303               83               132             24
                                                 -------------    --------------    -------------    --------------    -------------
   Total revenue                                 $     3,324      $      7,063       $   12,840       $    10,612       $  7,319
                                                 -------------    --------------    -------------    --------------    -------------
COSTS, EXPENSES AND OTHER INCOME:
 Cost of product sales                           $     2,235      $      2,767       $    2,127       $     3,340       $  1,279
 Cost of advertising/media                                 -                 -              814               332             15
 Cost of engineering and development services            275             2,216               55                 2              8
 Selling, general and administrative                  11,470            11,878           11,408            18,983 (f)     14,850
 Research and development                              7,220             6,223            4,412             5,966          4,711
 Other operating (income) expense, net                (3,264)            7,032  (c)       2,661  (d)       35,841 (g)     11,439 (k)
                                                 -------------    --------------    -------------    --------------    -------------
   Operating costs, expenses and other income    $    17,936      $     30,116       $   21,477       $    64,464       $ 32,302
                                                 -------------    --------------    -------------    --------------    -------------
Non-operating items:
 Other (income) expense, net                               -               166             (162)           16,099 (h)      7,411 (l)
 Interest (income) expense, net                         (429)              552            1,849             6,127 (i)      7,711
                                                 -------------    --------------    -------------    --------------    -------------
   Total costs and expenses                           17,507            30,834           23,164            86,690         47,424
                                                 -------------    --------------    -------------    --------------    -------------
Net loss before cumulative effect
 of change in accounting principle                   (14,183)          (23,771)         (10,324)          (76,078)       (40,105)
 Cumulative effect of change in accounting principle       -                 -                -            (1,582)(j)          -
                                                 -------------    --------------    -------------    --------------    -------------

NET LOSS                                             (14,183)     $    (23,771)      $  (10,324)      $   (77,660)      $(40,105)
Less:
Beneficial conversion features                         3,200            10,567            5,667 (e)           392             46
Preferred stock dividends                                485               494              113               969          2,817
                                                 -------------    --------------    -------------    --------------    -------------

Loss attributable to common stockholders         $   (17,868)     $    (34,832)      $  (16,104)      $   (79,021)      $(42,968)
                                                 =============    ==============    =============    ==============    =============

Loss per share:                                  $     (0.12)     $      (0.18)      $    (0.06)      $     (0.20)      $  (0.10)
 Loss before cumulative effect
   of change in accounting principle                       -                 -                -             (0.01)             -
                                                 -------------    --------------    -------------    --------------    -------------
 Basic and diluted net loss per share            $     (0.12)     $      (0.18)      $    (0.06)      $     (0.21)      $  (0.10)
                                                 =============    ==============    =============    ==============    =============
Weighted average common shares outstanding
   -basic and diluted (a)                            143,855           190,384          292,758           377,084        446,423
                                                 =============    ==============    =============    ==============    =============


                                                                                 As of December 31,
                                                 -----------------------------------------------------------------------------------
                                                      1998             1999              2000             2001              2002
                                                 -------------    --------------    -------------    --------------    -------------
BALANCE SHEET DATA:
 Total assets                                    $    15,465      $     13,377       $   39,382       $    20,009       $   13,569
 Total current liabilities                             5,937             7,728           23,386            56,959           53,542
 Total long term liabilities                               -             4,107            3,761             7,765            5,011
 Accumulated deficit                                (107,704)         (131,475)        (141,799)         (219,459)        (259,564)
 Stockholders' equity (capital deficit) (m)            3,426              (367)           9,858           (53,463)         (53,673)
 Working capital deficit                              (1,187)           (3,281)          (9,727)          (52,636)         (51,409)


Footnotes:
---------
(a) Excludes shares issuable upon the exercise of outstanding stock options, warrants and convertible preferred stock, since their effect would be antidilutive.

(b) Includes revenue recognized upon DMC licensing activities for DMC licenses that we subsequently reacquired, or plan to reacquire, as follows: 1999 - $850,000; 2000 - $1,055,545; and 2001 - $222,220.

(c) Includes a $2.4 million charge in connection with NCT's write down of its investment in Top Source Automotive, Inc. to its estimated net realizable value; a $1.8 million reserve for an uncollectible promissory note and pre-acquisition costs related to Precision Power, Inc.; and a $3.1 million charge for the impairment of goodwill.

(d)  Includes $3.1 million charge for the impairment of goodwill.

(e)  Includes  $1.0  million   adjustment  to  beneficial   conversion   feature
     previously reported by our 82% owned subsidiary, Pro Tech Communications, Inc.

(f) Increase compared to 2000 is primarily due to higher compensation costs, litigation and patent expenses, depreciation and amortization and costs attributable to acquired companies.

(g) Consists primarily of $1.9 million charge for costs of exiting activities attributable to closing facilities and certain operations; $14.1 million charge for the impairment of goodwill (net of $2.1 million reduction of deferred revenue), $19.3 million, net, for repurchased licenses (composed of $18.0 million write down for the acquisition of shares of DMC New York, Inc. (repurchased licenses and accrual for obligation to acquire remaining licenses), and $1.3 million (net of $2.7 million reduction of deferred revenue) for reacquisition of other DMC licenses from two licensees) and $1.5 million write down of investment in Top Source Automotive.

(h) Other non-operating (income) expense primarily consists of $7.0 million for other-than-temporary declines in value of available-for-sale securities; $2.3 million for finance costs associated with non-registration of shares; $2.3 million realized loss on sale of trading securities (NXT); $1.4 million decline in the fair value of a warrant; $1.2 million default penalties on debt; and $1.0 million reserve for notes receivable.

(i) Interest (income) expense includes $3.3 million amortization of debt discounts; $0.9 million relating to the beneficial conversion feature on convertible debt; $0.7 million from debt issuance costs; and $1.2 million interest charges on indebtedness.

(j) Upon adoption of SFAS No. 138 effective January 1, 2001, the reduction in the fair value of derivatives, which consists of a warrant to purchase common stock of a licensee, was reported as a cumulative effect of change in accounting principle.

(k) Consists primarily of $9.2 million charge for repurchased licenses due to additional costs incurred to acquire 12,000 shares of DMC New York, Inc. in exchange for our series H preferred stock, $2.1 million impairment of other intangibles and $0.3 million for the impairment of goodwill.

(l) Consists primarily of $6.1 million for finance costs associated with non-registration of shares; $0.8 million for other-than-temporary declines in value of available-for-sale securities; and $0.4 million default penalties on debt.

(m)  NCT has never declared nor paid cash dividends on its common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  our
consolidated financial statements and the notes thereto included herein.

     Caution Concerning Forward-Looking Statements
     ---------------------------------------------

     The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management.

     NCT operates in a highly competitive and rapidly changing environment and operating segments that are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of products; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenue from products and services; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenue to sustain our current level of operation; introduce, on a timely basis, new products and services; continue its current level of operations to support the fees associated with NCT's patent portfolio; maintain satisfactory relations with its customers; attract and retain key personnel; maintain and expand our strategic relationships; and protect our know-how, inventions and other secret or unprotected intellectual property. NCT's actual results could differ materially from management's expectations because of changes in these factors. New risk factors can arise and it is not possible for management to predict all of these risk factors, nor can it assess the impact of all of these risk factors on the company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

     Overview
     --------

     NCT's operating revenue is comprised of technology licensing fees and royalties, product sales, advertising/media and engineering and development services. Operating revenue in 2002 consisted of approximately 61.4% in technology licensing fees and royalties, 36.8% in product sales, 1.4% in advertising/media and 0.4% in engineering and development services. Our revenue recognition policies are described in "Critical Accounting Policies" below. The mix of our revenue sources during any reporting period may have a material impact on our results. In particular, our execution of technology licensing agreements and the timing of the revenue recognized therefrom has not been predictable.

     NCT continued its practice of marketing its technology through licensing to third parties for fees, generally by obtaining technology license fees when initiating strategic relationships with new partners, and subsequent royalties. We have entered into a number of licensing agreements with established firms for the integration of our technology into products. The speed with which we can achieve the commercialization of our technology depends, in part, upon the time taken by these firms for product testing and their assessment of how best to integrate our technology into their products and manufacturing operations. While we work with these firms on product testing and integration, we are not always able to influence how quickly this process can be completed.

     Presently, we are selling products through several of our licensees, including: Ultra is installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft; Oki is integrating ClearSpeech(R) algorithm into large scale integrated circuits for communications applications; and Thales Avionics In-flight Systems (formerly known as BE Aerospace) and Long Prosper are providing NoiseBuster(R) components for United Airlines' in-flight entertainment and information systems.

     Going Concern Risks
     -------------------

     Since its inception, NCT has experienced substantial losses from operations, which have been recurring and amounted to $259.6 million on a cumulative basis through December 31, 2002. NCT's internally generated funds from its revenue sources have not been sufficient to cover its operating costs. The ability of our revenue sources, especially technology license fees, royalties, product sales and advertising/media, to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, management believes additional working capital financing must be obtained through the private placement or public offering of additional equity of NCT or its subsidiaries in the form of common stock, convertible preferred stock and/or convertible debt. There is no assurance any such financing is or would become available. There can be no assurance that sufficient funding will be provided by our revenue sources or additional capital.

     Management believes that currently available funds will not be sufficient to sustain NCT through the next six months. Such funds consist of available cash and the funding derived from our revenue sources. Cash and cash equivalents amounted to $0.8 million as of December 31, 2002 and the working capital deficit was $51.4 million. NCT has been able to continue its operations by raising additional capital to fund its operations. NCT has been primarily dependent upon funding from Carole Salkind in 2002. At December 31, 2002, NCT is in default on $11.0 million of its indebtedness and has not received a demand for payment, except for $0.2 million of its notes payable (repaid after December 31, 2002). Refer to "Liquidity and Capital Resources" below. In the event that external financing is not available or timely, NCT would have to substantially reduce its level of operations in order to conserve cash. These reductions could have an adverse effect on NCT's relationships with its customers and suppliers (see Note 1 - notes to the consolidated financial statements). Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are presently uncertain. Uncertainty exists with respect to the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved and with respect to the availability of financing from other sources to fund any cash deficiencies.

     NCT's consolidated financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2002 about NCT's ability to continue as a going concern. NCT's accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

     Critical Accounting Policies
     ----------------------------

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

     At December 31, 2002, our deferred revenue aggregated $5.6 million. We do not expect to realize any additional cash in connection with recognizing revenue from our deferred revenue.

Marketable Securities

     Marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are recorded at fair value, with the change in market value during the period included in the statements of operations. Marketable debt securities that NCT has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded generally at market value, with the change in market value during the period excluded from the statements of operations unless it is occasioned by an other-than-temporary decline in value and recorded net of income taxes as a separate component of stockholders' equity (capital deficit). NCT reviews declines in value of its portfolio when general market conditions change or specific information pertaining to an industry or individual company becomes available. The factors considered in assessing whether a decline is other-than-temporary include: our evaluation of the length of the time and the extent to which the market value of the industry has been depressed or the market value of the security has been less than cost; evaluation of financial condition and near-term prospects of the business, including cash sufficiency and new product developments; assessment of observable marketplace-determined values and trends; and our intent and ability to retain our investment in the business for a sufficient period of time to allow for any anticipated recovery in market value.

     At December 31, 2002, all of NCT's marketable securities have been deemed available-for-sale securities. Based upon the above factors, we have concluded that the decline in value of our marketable securities is other-than-temporary and recorded approximately $0.8 million charge in 2002 included in other income (expense), net (see Note 5 - notes to the consolidated financial statements). At December 31, 2002 our marketable securities aggregated $0.1 million.

Goodwill, Patent Rights and Other Intangible Assets

     The excess of the consideration paid over the fair value of net assets acquired in business combinations is recorded as goodwill. Goodwill is also recorded by NCT upon the acquisition of some or all of the stock held by minority  shareholders  of a  subsidiary,  except where such  accounting  is, in substance, the purchase of licenses previously sold to such minority shareholders or their affiliates. Effective January 1, 2002, goodwill and intangibles with indefinite lives are no longer amortized. Prior to January 1, 2002, goodwill was amortized using the straight-line method over the estimated period of benefit (generally ranging from five to twenty years). Goodwill amortization expense for the years ended December 31, 2000 and 2001 was $1.0 million and $1.7 million, respectively.

     Annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the company tests its goodwill for impairment. The company also recognizes an impairment loss on goodwill acquired upon the acquisition of stock held by minority shareholders of subsidiaries if the subsidiary's minority interest has no carrying value, the subsidiary has a capital deficit and the projected future operating results of the subsidiary are not positive. Impairment of goodwill, net for the years ended December 31, 2000, 2001 and 2002 was $3.1 million, $14.1 million and $0.3 million, respectively. At December 31, 2002, our goodwill, net was $7.2 million.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for the years ended December 31, 2000, 2001 and 2002 was $0.7 million, $0.4 million and $0.5 million, respectively.

     NCT evaluates the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The company evaluates its intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows. The fair value of our intangible assets was evaluated using projected undiscounted cash flows. This evaluation determined there was an impairment to the license granted to Pro Tech. The impairment recorded was based on the discounted cash flows attributable to the products utilizing this technology license. The resulting impairment charge to Pro Tech, our 82% owned subsidiary and the holder of such license, was $11.5 million. We have recorded an impairment in the value of other intangible assets with finite useful lives of $2.1 million representing the minority shareholders' portion of Pro Tech's impairment in our consolidated statement of operations for the year ended
December 31, 2002. At December 31, 2002, our patent rights and other intangibles, net were $1.5 million.

     Results of Operations
     ---------------------

Year ended December 31, 2002 compared to year ended December 31, 2001.

     Total revenue in 2002 decreased by $3.3 million, or 31.1%, from $10.6 million in 2001 to $7.3 million in 2002 reflecting decreases in each of our revenue sources. Total costs and expenses during the same period decreased by 45.3%, or $39.3 million, primarily due to: (a) $13.8 million reduction in goodwill impairment; (b) $11.6 million reduction in write-downs on investments and repurchased licenses; (c) $6.2 million reduction in other-than-temporary loss in value of available-for-sale securities.

     Technology licensing fees and royalties decreased $1.1 million, or 19.6%, from $5.6 million in 2001 to $4.5 million in 2002. The decrease is primarily attributable to the absence of licensing fees related to Infinite Technology Corporation for 2002. Our recognition of technology licensing fee revenue for both periods was primarily due to recognition of deferred revenue from NXT and Teltran. FairPoint licensed Artera Turbo during the fourth quarter of 2002 and with the growth and development in that reporting unit, is expected to generate future revenue. At December 31, 2002, our deferred revenue related to NXT was $4.8 million. No additional cash will be realized from our deferred revenue related to this license.

     Product sales decreased $1.9 million, or 41.3%, from $4.6 million in 2001 to $2.7 million in 2002. The decrease was primarily due to $0.5 million of lower product sales recognized by Pro Tech due to reduced fast-food headset purchases by major distributors and a $1.0 million decrease as a result of the cessation of operations of Artera International in March 2002. Product revenue recognized by Artera International was $0.2 million for the year ended December 31, 2002 and $1.2 million for the same period in 2001. We anticipate revenue of Artera Group, Inc. to increase during 2003.

     Gross profit on product sales, as a percentage of product sales, improved to 52.6% in 2002 from 26.9% for the same period in 2001. Excluding Artera International's contribution to gross profit, gross profit improved to 55% from 26.9%.

     Revenue from advertising/media decreased $0.2 million, or 66.7%, from $0.3 million in 2001 to $0.1 million in 2002. Advertising/media revenue is derived from the sale of audio and visual advertising in the Sight & Sound(R) locations. Cost of advertising/media revenue decreased $0.3 million, or approximately 100%, from $0.3 million in 2001 to less than $0.1 million in 2002. These costs include the amounts due to the installed locations (as compensation for our use of the facilities where the Sight & Sound (R) systems is located) and communication expenses for the Sight & Sound(R) locations. These decreases are primarily due to the termination of operations of DMC Cinema in February 2002. Although constrained by our limited cash resources, we anticipate increasing revenue from the Sight & Sound(R) locations in health venues. At December 31, 2002, revenue from health venues was 66% of total advertising/media revenue as compared to zero for the same period in 2001.

     Selling, general and administrative expenses in 2002 decreased $3.9 million, or 20.9%, to $14.8 million from $18.7 million in 2001, primarily due to: (i) a $1.7 million decrease in amortization expense related to the adoption of SFAS No. 142 effective January 1, 2002; (ii) a $1.1 million decrease in legal and patent expenses; (iii) a $1.9 million decrease in salary and related benefit costs as a result of a reduction in workforce; and (iv) an $0.9 million decrease which represents an overall reduction in sales related costs, such as travel, trade shows and commissions. These decreases were partially offset with a $3.0 million increase in consulting expenses due primarily to non-cash charges from the issuance of warrants and options.

     Research and development expenditures in 2002 decreased $1.3 million, or 21.7%, to $4.7 million from $6.0 million in 2001. This decrease was due primarily to: (i) a $1.0 million decrease in product development costs related to Infinite Technology Corporation; (ii) a $1.1 million decrease in salary and related benefit costs related to a reduced workforce; and (iii) a $0.3 million decrease in rent related to the closing of our Maryland facility. The company expects research and development expenditures to continue at similar levels as those experienced during 2002.

     Included in NCT's total costs and expenses were non-cash expenditures including depreciation and amortization of $1.3 million and $3.0 million in 2002 and 2001, respectively, impairment of other intangibles of $2.1 million and zero in 2002 and 2001, respectively, impairment of goodwill of $0.3 million (net of reduction in deferred revenue) and $14.1 million in 2002 and 2001, respectively, realized loss in value of marketable securities deemed other-than-temporary of $0.8 million and $7.0 in 2002 and 2001, respectively, and interest expense of $7.7 million in 2002 and $6.2 million in 2001 due to an increase in debt financing.

     Interest expense increased by 24.2%, or $1.5 million, to $7.7 million in 2002 from $6.2 million in 2001. The 2002 interest expense was primarily due to the increase in debt financing during 2002 and our issuance of warrants in conjunction with the debt (see Note 10 - notes to the consolidated financial statements). Interest includes $2.9 million of amortization related to discounts, $2.3 million of interest expense on debt, $2.3 million of amortization of beneficial conversion features, and $0.1 million of amortization of debt issuance costs.

     NCT had estimated net operating loss carryforwards of $121.0 million, estimated capital loss carryforwards of $2.3 million and research and development credit carryforwards of approximately $2.5 million for federal income tax purposes at December 31, 2002. No tax benefit for these operating losses has been recorded in NCT's financial statements. Our ability to utilize our net operating loss carryforwards may be subject to an annual limitation.

Year ended December 31, 2001 compared to year ended December 31, 2000.

     Total revenue in 2001 decreased by $2.2 million, or 17.2%, from $12.8 million in 2000 to $10.6 million in 2001 reflecting decreases in our technology licensing fees and royalties and our advertising/media revenue sources. Total costs and expenses during the same period increased by 274.2%, or $63.5 million, primarily due to items recorded in 2001 for: (a) the impairment of goodwill related to Artera International ($9.8 million), DMC Cinema ($1.3 million net of $2.1 million reduction in deferred revenue), NCT Audio ($2.1 million) and ConnectClearly ($0.9 million) as outlined in Notes 3 and 14 to the consolidated financial statements; (b) costs to reacquire DMC New York and two DMC licenses ($19.3 million) and Top Source Automotive, Inc. ($1.5 million) included in write downs of investment and repurchased licenses in our consolidated statement of operations; (c) other-than-temporary losses on InsiderStreet ($2.5 million) and Infinite Technology Corporation ($3.9 million) marketable securities; and (d) costs of exiting activities of $1.9 million.

     Technology licensing fees and royalties decreased $4.3 million, or 43.4%, from $9.9 million in 2000 to $5.6 million in 2001. The technology licensing fees and royalties for 2001 were primarily due to recognition of deferred revenue of $1.6 million license fee from NXT entered into in 2001 (license fee initially deferred was $8.6 million), $2.3 million from Teltran (license fee initially deferred was $4.2 million) $1.0 million from Infinite Technology Corporation ($2.4 million additional revenue to be recognized as ITC performs work) and $0.2 million from two DMC licensees (initially deferred $2 million for each). No additional cash is expected to result from our deferred revenue. Please refer to Notes 4, 9 and 11 of notes to the consolidated financial statements. The decrease compared to fiscal 2000 is attributable to fewer technology license opportunities closed during 2001 and an increase in the time period over which these licenses are recognized.

     Product sales increased $2.6 million, or 130.0%, from $2.0 million in 2000 to $4.6 million in 2001 primarily due to the impact of acquisitions. Pro Tech has been included for a full year (for the year ended December 31, 2001) as compared to approximately three months in 2000 and Artera International has been included for approximately ten months in 2001. Excluding the effect of acquisitions, product sales decreased approximately $0.3 million, or 19.6%, due to declines in sales of communication products, particularly the ClearSpeech(R) product line, and sales of NCT Audio products, particularly Gekko(TM) flat speakers. The decline in sales of communications products is attributable to an economic downturn in that sector. The decrease in speakers sold by NCT Audio was due to a lack of promotional effort and a change in focus during the fourth quarter from product sales toward technology licensing. Cost of product sales increased $1.2 million, or 57.1%, from $2.1 million in 2000 to $3.3 million in 2001, due to the impact of acquisitions. Excluding the effect of acquisitions, cost of product sales decreased approximately $0.3 million or 16.7%. The product gross profit margin improved to 26.9% in 2001 from (6.3)% in 2000.

     Revenue from advertising/media decreased $0.5 million, or 62.5%, from $0.8 million in 2000 to $0.3 million in 2001. We expect this trend of declining advertising sales to continue until we have a sufficient installed base of Sight & Sound(R) venues. The rollout of Sight & Sound(R) is capital intensive and has been limited. Further, due to the current economic climate and limited reach available to advertisers, it has been difficult to obtain advertising contracts. Advertising/media revenue is derived from the sale of audio and visual advertising in the Sight & Sound(R) locations. Cost of advertising/media revenue decreased $0.5 million, or 62.5% from $0.8 million in 2000 to $0.3 million in 2001. These costs include the commissions paid to advertising representatives and agencies and the communications to the Sight & Sound(R) locations.

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

     Research and development expenditures in 2001 increased $1.6 million, or 36.4%, to $6.0 million from $4.4 million in 2000, primarily due to research and development expenses of $1.0 million under the Infinite Technology Corporation agreement.

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

     Interest expense increased by 226.3%, or $4.3 million, to $6.2 million in 2001 from $1.9 million in 2000. The 2001 interest expense was primarily due to the increase in debt financing during 2001. Interest includes $3.3 million amortization of original issue discount, $1.2 million of interest expense on debt, $0.9 million of amortization of beneficial conversion feature, and $0.7 million amortization of debt issuance costs.

     NCT had estimated net operating loss carryforwards of $119.3 million and research and development credit carryforwards of approximately $2.4 million for federal income tax purposes at December 31, 2001. No tax benefit for these operating losses has been recorded in NCT's consolidated financial statements. Our ability to utilize our net operating loss carryforwards may be subject to an annual limitation.

     Liquidity and Capital Resources
     -------------------------------

     Please refer to "Going Concern Risks" above for a description of uncertainties that raise substantial doubt at December 31, 2002 about NCT's ability to continue as a going concern. NCT has experienced substantial losses from operations since its inception, which have been recurring and amounted to $259.6 million on a cumulative basis through December 31, 2002. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

o    the sale of our and our subsidiaries' common stock;
o the sale of our and our subsidiaries' preferred stock convertible into common stock;
o issuance of our and our subsidiaries' convertible debt; o technology licensing fees and royalties; o product sales;
o    advertising/media revenue; and
o    engineering and development services.

     We recently entered into financing transactions because internally generated funding sources were insufficient to maintain our operations, including:

o    NCT Convertible Notes Issued to Carole Salkind
o    Private Equity Credit Agreement
o    Other Debt Financings
o    Series H Preferred Stock

     In 2002, we have been primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Carole Salkind will continue to provide funds to NCT. Our belief that funding from her will continue is based, in part, upon her continued funding of NCT during 2002 despite NCT's failure to repay her notes as the notes matured. Commencing January 2001, upon the maturity of Ms. Salkind's initial note to NCT dated January 1999, NCT has established a history of defaulting on the repayment of obligations owed to Carole Salkind as such obligations become due. Ms. Salkind has allowed NCT to roll over maturing notes, along with accrued interest and a default penalty (10% of the principal in default), into new notes that generally mature from six months to one year from the date of the rolled-over note. In addition to the financing provided by rolling over maturing notes, Ms. Salkind has continued to provide NCT with new funds. However, NCT has no assurance that Ms. Salkind will continue funding NCT in the near-term or that the amount, timing and duration of funding from her will be adequate to sustain our business operations.

     At December 31, 2002, NCT's cash and cash equivalents aggregated $0.8 million. NCT's working capital deficit was $51.4 million at December 31, 2002, compared to a deficit of $52.6 million at December 31, 2001, a $1.2 million decrease in working capital deficit. Current liabilities increased primarily due to the issuance of convertible notes of $6.8 million (net of discounts) and non-registration fees of $4.0 million. These increases in current liabilities were more than offset by a decrease in our current liabilities of $14.0 million upon the issuance of series H preferred stock in exchange for shares of DMC New York, Inc. for which we had accrued $14 million in 2001 and a decrease in our current assets, primarily due to a reduction in the value of our available-for-sale securities of $0.8 million and a reduction in inventories of $0.8 million.

     NCT is in default of an aggregate of $11.0 million of its indebtedness at December 31, 2002 comprised of $2.9 million of notes payable and $8.1 million of convertible notes (see Note 10 - notes to the consolidated financial statements). Of such defaults, $7.1 million is attributable to our failure to repay the indebtedness upon maturity, $2.9 million is attributable to a judgment against us in excess of the amounts permitted under the notes and $1.0 million is attributable to a cross default provision. The following table summarizes our indebtedness in default at December 31, 2002.


     (in millions)

                                                                      Total
                                    Notes        Convertible      Indebtedness
                                   Payable          Notes          In Default
                                 -----------    -------------    ---------------
Obligation to prior owner
 of Web Factory                    $    2.4 (a)     $      -          $     2.4
Top Source Automotive                   0.2 (a)            -                0.2
Former Employees / Other                0.3 (a)            -                0.3
                                 -----------    -------------    ---------------
 Subtotal                          $    2.9         $      -          $     2.9
                                 -----------    -------------    ---------------
Carole Salkind Notes               $      -         $    2.9 (b)      $     2.9
6% Notes                                  -              4.2 (a)            4.2
8% Notes                                  -              1.0 (c)            1.0
                                 -----------    -------------    ---------------
 Subtotal                          $      -         $    8.1          $     8.1
                                 -----------    -------------    ---------------
Grand Total                        $    2.9         $    8.1          $    11.0
                                 ===========    =============    ===============


          Footnotes:
          ---------
          (a)  Default due to nonpayment.

          (b) Default due to judgment against us in excess of amounts permitted under the notes.

          (c)  Default due to cross default provision (default on other debt).

     Net cash used in operating activities for the year ended December 31, 2002 was $9.7 million primarily due to funding the 2002 net loss, as adjusted to reconcile to net cash. The operating cash flow characteristics of our technology licensing efforts include the following:

o Our technology licensing activities have resulted in unpredictable streams of revenue recognition, in part, due to the unpredictable timing of executing new license agreements;
o Significant new license agreements usually result only after the prospective licensee has made a lengthy review of our technologies;
o Receipt of licensing compensation and the related revenue recognition often occur in different operating periods;
o From time to time, we accept licensing compensation in forms other than cash, typically equity securities;
o Assets acquired in the past, as compensation for license agreements, have lost value rapidly resulting in material write-offs;
o Most of our licensing agreements provide for one-time license fees and for long-term royalty streams; and
o To date, most of our licensing activities have resulted in one-time licensing fees and insignificant long-term royalty streams.

     Our net accounts receivable decreased to $0.2 million at December 31, 2002 from $0.7 million at December 31, 2001. The decrease in net accounts receivable was due to the collection of accounts receivable and lower sales volume in 2002.

     Our net inventory level decreased to $0.6 million at December 31, 2002 from $1.4 million at December 31, 2001 primarily due to Pro Tech's inability to replenish its inventory as a result of reduced cash flows.

     To improve its future operating cash flow, the company implemented substantial cost reduction and product simplification plans in 2001 and early 2002. These plans involved the evaluation and restructuring of unprofitable offerings, including some speaker products, headset products, Internet service provider services and call center operations.

     Our deferred revenue balance at December 31, 2002 was $5.6 million, $4.8 million of which was attributed to NXT. We recorded $8.6 million of net defferred revenue upon the receipt of shares of NXT in connection with the March 2001 NXT agreements. We sold all of the NXT shares in 2001 for approximately $6.9 million resulting in a loss of $2.3 million. The net proceeds were used in accordance with our NXT agreement. As such, no additional cash is expected from our NXT deferred revenue balance. From time to time, our deferred revenue balances originate at the value of securities received from our licensees, which would not be realized in cash if the value of the underlying securities declines before we sell such securities.

     Net cash provided by investing activities was less than $0.1 million for the year ended December 31, 2002 due to the sale of equipment (in conjuction with exiting activities in 2002; see Note 25 - notes to the consolidated financial statement).

     At December 31, 2002 and December 31, 2001, the company's available-for-sale securities had approximate fair market values of $0.1 million and $0.9 million, respectively. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility, and, in general, have suffered a decline. In addition, the realizable value of these securities is subject to market and other conditions.

     Net cash provided by financing activities was $10.2 million for the year ended December 31, 2002 and was primarily due to the issuance of convertible notes.

     At December 31, 2002, the company's short-term debt was $22.0 million, presented net of discounts of approximately $4.1 million on the consolidated balance sheet (principally comprised of $23.3 million of face value of outstanding convertible notes and $3.6 million of outstanding notes payable), compared to $14.9 million of short term debt at December 31, 2001, net of discounts. The cash proceeds from debt issued in 2002 were primarily used for general corporate purposes.

     During 2002, NCT issued an aggregate of $19.6 million of convertible notes to Carole Salkind, as consideration for $9.6 million of cash and the rollover of $8.5 million in principal of matured convertible notes, $0.6 million of interest, and $0.9 million of default penalties (10% of the principal in default). Cash consideration of $0.3 million was used to fund an escrow account with an unrelated third party to serve as collateral for a prospective NCT venture that did not materialize. This note principal was paid by the release of $0.3 million from escrow to Carole Salkind.

     On January 10, 2002, our subsidiary, Artera Group, Inc., privately placed a $0.6 million convertible note with Alpha Capital Aktiengesellschaft for $0.1 million in cash and the replacement of two matured notes (a $0.1 million NCT promissory note and a $0.4 million NCT convertible note), along with accrued interest.

     On March 11, 2002, NCT privately placed a $0.4 million convertible note with Alpha Capital Aktiengesellschaft for $0.4 million in cash and the replacement of an approximately $15,000 Artera Group, Inc. matured promissory note, along with accrued interest.

     On June 24, 2002, NCT issued 1,800 shares of its series H convertible preferred stock to Crammer Road LLC in exchange for $0.1 million cash, net of fees, and 12,000 shares of DMC New York, Inc. common stock.

     As described above, as of December 31, 2002, we are in default (primarily from non-payment) on $11.0 million of our indebtedness, including $2.9 million of notes payable and $8.1 million of convertible notes.

     NCT believes that the level of financial resources available to it is critical to its ability to continue as a going concern. From time to time, NCT may need to raise additional capital through equity or debt financing in order to sustain its operations or capitalize upon business opportunities and market conditions. NCT expects that from time to time its outstanding short-term debt may be replaced with new short-term debt or long-term borrowings. Although we believe that we can continue to access the capital markets in 2003 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by:

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

     At December 31, 2002, we have a reasonable expectation of installing our Sight & Sound(R) system within additional Barnes & Noble College Bookstores. At December 31, 2002, we have 35 of the 406 Barnes & Noble College Bookstores operating our Sight & Sound(R) system, and as negotiated and as our capital resources allow, may install the Sight & Sound(R) system in additional stores. Our average cost for outfitting a store is approximately $18,000. We have not identified the source of funding to proceed with this installation. We have no assurance that sufficient capital will become available.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     NCT's primary market risk exposures include fluctuations in interest rates and foreign exchange rates. NCT is exposed to short-term interest rate risk on some of its obligations. We do not use derivative financial instruments to hedge cash flows for such obligations. In the normal course of business, NCT employs established policies and procedures to manage these risks.

     Based upon a hypothetical 10% proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration commissions paid to selling agents, growth of new business and the expected borrowing level of variable-rate debt, the expected effect on net income related to our financial instruments would be immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The reports of the independent auditors Eisner LLP and Goldstein Golub Kessler LLP (as to fiscal year 2000) and the financial statements and accompanying notes are filed as part of this Annual Report on Form 10-K. Please refer to the index on page 71.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 12, 2002, NCT notified its principal independent accountant, Goldstein Golub Kessler LLP ("GGK"), that the auditing services of GGK would no longer be required. GGK's dismissal was approved by NCT's Board of Directors. GGK originally was selected as NCT's independent accountant in July 2000 to audit NCT's consolidated financial statements as of and for the year ended December 31, 2000.

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

     On  February  12,  2002,  NCT  engaged  the  accounting  firm of Eisner LLP
(formerly Richard A. Eisner & Company, LLP) ("Eisner") as its principal independent accountant to audit the consolidated financial statements of NCT for the fiscal year ending December 31, 2001. The engagement was authorized by NCT's Board of Directors. During the fiscal year ended December 31, 2001, and the subsequent period to February 12, 2002, neither NCT nor any person on NCT's behalf consulted Eisner regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on NCT's consolidated financial statements, except for consultations regarding NCT's responses to comments from the Securities and Exchange Commission with respect to the December 31, 1999 financial statements audited by Eisner included in prior filings with the Securities and Exchange Commission.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of NCT as of December 31, 2002.

Name                       Age     Positions and Offices
----                       ---     ---------------------

Michael J. Parrella        55      Chairman of the Board of Directors and
                                   Chief Executive Officer
John J. McCloy II          65      Director
Samuel A. Oolie            66      Director
Irene Lebovics             49      Director, President
Cy E. Hammond              48      Senior Vice President, Chief Financial
                                   Officer, Treasurer and
                                   Assistant Secretary
Jonathan M. Charry, Ph.D.  54      Senior Vice President, Corporate Development
Mark Melnick               44      Vice President, General Counsel and Secretary

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

     John J. McCloy II currently serves as a director of NCT. He served as Chief Executive Officer of NCT from September 1987 to November 1994 and as Chairman of the Board of Directors of NCT from September 1986 to November 1994. In addition, he served as NCT's Chief Financial Officer from November 1990 to February 1993 and as its Secretary-Treasurer from October 1986 to September 1987. Mr. McCloy was appointed a director of NCT

Audio on November 14, 1997. Since 1981, he has been a private investor concentrating on venture capital and early stage investment projects in a variety of industries. Mr. McCloy is the Chairman of Gravitas Technology, Inc. He is a director of the Sound Shore Fund, Inc., Ashland Management and the American Council on Germany.

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

     Cy E. Hammond currently serves as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of NCT. He joined NCT as Controller in January 1990 and was appointed a Vice President in February 1994. On September 4, 1997, Mr. Hammond was elected to serve as Acting Chief Financial Officer and Treasurer of NCT Audio Products, Inc. On January 5, 2000, he was elected to serve as Acting Chief Financial Officer, Treasurer and Assistant Secretary for Advancel Logic Corporation. On August 20, 2002, Mr. Hammond was elected to serve as President and Treasurer of DMC New York, Inc. He also serves as Treasurer for the following NCT subsidiaries: Artera Group, Inc., Chaplin Patents Holding Company, Inc., Distributed Media Corporation, DMC HealthMedia Inc., Midcore Software, Inc., NCT Far East, Inc., NCT Hearing Products, Inc., NCT Muffler, Inc. and NCT Video Displays, Inc. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations. Mr. Hammond also serves as director of various NCT subsidiaries, as follows: Artera Group, Inc., ConnectClearly.com, Inc., DMC Cinema, Inc., DMC New York, Inc., NCT Video Displays, Inc., Pro Tech Communications, Inc., Artera Group International Limited and Noise Cancellation Technologies (Europe), Inc.

     Jonathan M. Charry, Ph.D. currently serves as Senior Vice President of Corporate Development, a position he has held since January 2000. Dr. Charry was Chairman and Chief Executive Officer of Digital Power Networks, Inc. from 1992 to 1999 and Chairman and Chief Executive Officer of Environmental Research Information, Inc. from 1984 to 1992. He has held appointments as a Rockefeller Foundation Fellow and Assistant Professor at the Rockefeller University, Adjunct Professor in Applied Social Psychology at New York University, and Senior Research Scientist at the New York Institute of Basic Research. He is a member of the American Psychological Association, The Rockefeller University Chapter of Sigma Xi, the American Association for the Advancement of Science, and the New York Academy of Sciences. Dr. Charry currently serves as President, Chief Executive Officer and as a director of DMC HealthMedia Inc. and as a director of ConnectClearly.com, Inc.

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

Committees of the Board of Directors

     Our Board of Directors has established a Compensation Committee and an Audit Committee.

     The Compensation Committee, which was appointed by the Board of Directors on July 10, 2001, reviews and determines the compensation policies, programs and procedures of the company as they relate to NCT's senior management. The Compensation Committee is presently comprised of Messrs. McCloy and Oolie and held three meetings during the fiscal year ended December 31, 2002. The Compensation Committee provides for the administration of stock option plans and addresses matters relating to the grant of warrants or options to acquire shares of the company's common stock and other securities.

     The Audit Committee is responsible for the review of the activities of the company's independent accountants and for other aspects of the company's financial reporting. The Audit Committee is composed of Messrs. McCloy and Oolie and held five meetings during the fiscal year ended December 31, 2002. Effective April 25, 2001, the Board of Directors adopted a written charter for the Audit Committee. In addition, the Board of Directors determined that all of the Audit Committee members are independent.

Resignation of Director

     Mr. Jay Haft, who served on the company's Board of Directors from 1990 and as Chairman of the Board of Directors from July 17, 1996 until April 21, 2000, resigned effective May 29, 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, NCT's securities with the Securities and Exchange Commission. Such directors, executive officers and shareholders are also required to furnish the company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us, and written representations from certain reporting persons, NCT believes that all filing requirements applicable to its directors, executive officers and 10% shareholders were complied with during the fiscal year ended December 31, 2002, except for: (a) grants of options made in June and October 2002 under the 2001 Plan to the following directors and executive officers: Messrs. Parrella, McCloy, Oolie, Hammond, Charry and Melnick and Ms. Lebovics were not timely reported on Form 4 (fourteen Form 4s) as required, but were subsequently reported on Form 5s that were timely filed; (b) the sale by Mr. McCloy of 279,498 shares of NCT common stock on May 2, 2002 was not timely reported on Form 4 as required, but was subsequently reported on Form 5, timely filed; (c) Acme Associates, Inc. did not timely file a Form 3 upon the September 2002 grant of a stock option to acquire 50 million shares of NCT common stock (resulting in beneficial ownership of greater than 10% of NCT), but subsequently reported this option on a Form 5 that was not timely filed; and (d) Carole Salkind did not timely file twelve Form 4 reports during 2002 for convertible note and warrant transactions, but subsequently timely filed all 2002 transactions on Form 5 which Form 5 was later amended to clarify her indirect beneficial ownership of NCT common stock.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation and Summary Compensation Table

     Set forth below is information for the three fiscal years ended December 31, 2002, 2001 and 2000 relating to compensation received by: (1) NCT's Chief Executive Officer; and (2) the other four most highly compensated executive officers of NCT whose total annual salary and bonus for the fiscal year ended December 31, 2002 exceeded $100,000 (collectively the "Named Executive Officers").

                                                                                           Securities
                                                                                           Underlying                 All
    Name and Principal                                                 Other Annual      Options/Warrants            Other
        Position               Year    Salary ($)      Bonus ($)     Compensation($)(a)      SARs (#)             Compensation ($)
--------------------------    ------- -----------   -------------   -------------------  ----------------       -----------------

Michael J. Parrella            2002    $320,016       $136,473 (b)        $20,688           14,000,000 (e)          $       -
  Chief Executive              2001     320,016        299,142 (c)         20,688            5,324,505 (f)                  -
  Officer and Chairman         2000     136,667        381,434 (d)         20,688           20,664,634 (g)(i)           7,198 (h)
  of the Board

Irene Lebovics                 2002     200,000         45,036 (b)         12,000            2,350,000 (e)                  -
  President and                2001     200,000         98,717 (c)         12,000              800,000 (j)                  -
  Director                     2000     112,917              -             12,000            2,808,373 (i)(k)               -


Cy E. Hammond                  2002     180,000         68,237 (b)         12,000            1,950,000 (e)                  -
  Senior Vice President,       2001     180,000        149,571 (c)         12,000              760,000 (l)                  -
  Chief Financial Officer,     2000     101,167        136,615 (d)         12,000            1,248,742 (i)(m)               -
  Treasurer

Jonathan M. Charry (n)         2002     200,000              -                  -            1,175,000 (e)                  -
  Senior Vice President,       2001     200,000         56,170 (c)              -              400,000                      -
  Corporate Development        2000     200,000         34,539                  -            1,378,049                      -


Mark Melnick (o)               2002     166,525         13,475                  -            1,100,000 (e)                  -
  Vice President,              2001      52,206          6,525                  -              300,000                      -
  General Counsel,
  Secretary

Footnotes:
---------
(a) Other annual compensation is comprised of automotive lease payments or automotive allowances paid to the Named Executive Officers.

(b) Bonus amounts accrued and unpaid as of December 31, 2002 and the years in which the amounts were earned are as follows:


                                         Amounts Accrued And Unpaid
                                      At December 31, 2002 Relating To:
                                     ---------------------------------
                              2001               2002                Total
                         --------------   -----------------    -----------------
  Michael J. Parrella      $  61,597         $   136,473        $   198,070
  Irene Lebovics                   -              38,908             38,908
  Cy E. Hammond                5,298              68,237             73,535
  Jonathan M. Charry          24,000                   -             24,000
                         --------------   -----------------    -----------------
                           $  90,895         $   243,618        $   334,513
                         ==============   =================    =================

(c) Bonus amounts accrued and unpaid as of December 31, 2001 were attributable to amounts earned in 2001, as follows:

     Michael J. Parrella         $     61,597
     Irene Lebovics                    20,327
     Cy E. Hammond                     30,798
     Jonathan M. Charry                24,000
                                ----------------
                                 $    136,722
                                =================

(d) Bonus amounts accrued and unpaid as of December 31, 2000 were attributable to the amounts earned in 2000, as follows: Mr. Parrella - $18,434 and Mr. Hammond - $2,956.

(e) Current year options are comprised of two grants for each of the Named Executive Officers. Please refer to the table "Options and Warrants Granted in 2002." The options granted to the Named Executive Officers were granted subject to approval by NCT shareholders of a sufficient increase in (1) the authorized shares of common stock and (2) the authorized number of shares under the 2001 Plan. At the time of such shareholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved. If the increase is not approved, granted options will be reduced pro rata for the excess unauthorized shares.

(f) Includes 2,824,505 shares that remained an obligation of NCT from a grant in 2000 as outlined in Note (g) below.

(g) Includes grants subsequently cancelled by the Board of Directors as outlined in Note (i) below. In addition, due to an insufficient number of shares available under the 1992 Plan in 2000, the Board of Directors reduced the grant made in December 2000 to Mr. Parrella to acquire 6,000,000 shares of common stock by 2,824,505 shares but remained obligated to provide such grant.

(h) Consists of annual premiums for a $2.0 million personal life insurance policy paid by NCT on behalf of Mr. Parrella.

(i) Includes grants from January 2000 that were forfeited by the grantees on July 13, 2000 as follows: Mr. Parrella, 6,500,000 shares; Ms. Lebovics, 750,000 shares; and Mr. Hammond, 250,000 shares. These options had been granted in January 2000 at an exercise price of $0.41 per share, subject to shareholder approval of an increase in the number of shares available under the 1992 Plan. On July 13, 2000, NCT shareholders approved the necessary increase in shares available under the 1992 Plan. On that day, the price of NCT common stock was $0.515. The Board of Directors accepted the forfeitures of the January grants and issued new grants on July 13, 2000 at an exercise price of $0.515 per share with the number of new options granted increased to an amount equal to the number of shares under the January 2000 grant times a factor of 1.2561.

(j) Includes 50,000 shares under a replacement grant of an option that expired in 2001. The expiration date of the new grant is February 11, 2004, and the exercise price is $0.75, the exercise price of the expired option.

(k) In addition to a grant subsequently forfeited as outlined in Note (i) above, includes 116,300 shares under replacement grants of options that would have otherwise expired in 2000. The expiration dates of the replacement grants are October 6, 2002 and July 15, 2003. These grants have an exercise price of $0.75, the exercise price of the options that would have expired in 2000.

(l) Includes 10,000 shares under a replacement grant of an option that expired in 2001. The expiration date of the new grant is February 11, 2004, and the exercise price is $0.75, the exercise of the expired option.

(m) In addition to a grant subsequently forfeited as outlined in Note (i) above, includes 184,718 shares under replacement grants of options that would have otherwise expired in 2000. The expiration dates of the replacement grants are October 6, 2002 and July 15, 2003. These grants have an exercise price of $0.75, the exercise price of the options that would have expired in 2000.

(n) Dr. Charry, Senior Vice President, Corporate Development, was hired effective January 3, 2000. In accordance with his letter of employment and incentive bonus arrangement, Dr. Charry was granted an initial stock option to acquire 500,000 shares at $0.16 per share. His salary is paid at the rate of $150,000 per annum and a guaranteed draw against future commissions of $50,000 per annum. In addition, Dr. Charry is eligible for an incentive bonus based upon specified performance milestones and cash overrides on various financings and licensing or strategic alliance agreements.

(o) Mr. Melnick was hired as Vice President, General Counsel effective September 4, 2001. He became Secretary of NCT on September 20, 2001. The 2001 salary amount reflects his compensation from his date of hire. In accordance with his letter of employment, Mr. Melnick, in the first year with NCT, received salary at the rate of $160,000 per annum and a guaranteed bonus of $20,000. Upon his hire, Mr. Melnick was granted an initial stock option to acquire 300,000 shares at $0.103 per share. Since September 4, 2002, Mr. Melnick has received a salary of $180,000 per annum.

                           Stock Options and Warrants

          The following table summarizes the Named Executive Officers' stock option and warrant activity during 2002:

                      Options and Warrants Granted in 2002

                         Shares            Percent of                                            Potential Realized Value
                       Underlying        Total Options                                              at Assumed Annual
                        Options           And Warrants                                             Rates of Stock Price
                          And              Granted to         Exercise                           Appreciation for Option
                        Warrants           Employees           Price         Expiration            and Warrant Term (b)
                        Granted           in 2002 (a)        Per Share          Date
       Name                                                                                         5%               10%
-------------------   ------------       ---------------     -----------     -----------      --------------   --------------

Michael J. Parrella    4,000,000 (c)          14.5%          $  0.081          06/13/09         $  131,901        $ 307,384
                      10,000,000 (d)          36.1%             0.083          10/25/09            337,893          787,435

Irene Lebovics           850,000 (e)           3.1%             0.081          06/13/09             28,029           65,319
                       1,500,000 (f)           5.4%             0.083          10/25/09             50,684          118,115

Cy E. Hammond            700,000 (e)           2.5%             0.081          06/13/09             23,083           53,792
                       1,250,000 (f)           4.5%             0.083          10/25/09             42,237           98,429

Jonathan M. Charry       425,000 (e)           1.5%             0.081          06/13/09             14,014           32,660
                         750,000 (f)           2.7%             0.083          10/25/09             25,342           59,058

Mark Melnick             350,000 (e)           1.3%             0.081          06/13/09             11,541           26,896
                         750,000 (f)           2.7%             0.083          10/25/09             25,342           59,058


Footnotes:
---------
(a) Percentages for the grants listed above are based upon the aggregate total granted in 2002 under the 2001 Plan less amounts granted to consultants and non-employee directors (i.e., Messrs. McCloy and Oolie).

(b) The dollar amounts in these columns are the result of calculations of the respective exercise prices at the assumed 5% and 10% rates of appreciation compounded annually through the applicable expiration dates. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance of NCT's common stock and overall market conditions.

(c) Options to acquire these shares were granted pursuant to the 2001 Plan. These options are subject to shareholder approval of a sufficient increase in (1) the authorized shares of common stock and (2) the authorized number of shares under the 2001 Plan. The options vest as follows:
     o    1,000,000 on date of grant;
     o    1,000,000 on successful fund raising or 18 months from date of grant;
     o    1,000,000 on annual profitability or 18 months from date of grant; and
     o 1,000,000 on signing first regional bell operating company for Artera Group, Inc. or 18 months from date of grant.

          The vesting requirement under all options granted prior to October 25, 2002 was accelerated to 100% vested as of October 25, 2002.

(d) These options were granted under the 2001 Plan and vest as follows: As to 50%, date of grant; balance prior to the closing of any one of the following: (1) third party acquires the right to a 10% equity interest in NCT Group, Inc.; (2) third party acquires the right to a 10% equity interest in NCT's subsidiary, Artera Group, Inc.; (3) third party licenses NCT or subsidiary's intellectual property or commits to distribute products for $15 million in aggregate license fee or minimum royalties. In any event, all options vest three years from date of grant. These options are subject to shareholder approval of a sufficient increase in (1) the authorized shares of common stock and (2) the authorized number of shares under the 2001 Plan.

(e) Options to acquire these shares were granted pursuant to the 2001 Plan with an exercise price of $0.081 per share, a value that was equal to the fair market value of NCT's common stock on the date of grant. These options vest as follows: 40% on the date of grant (June 13, 2002) and 30% on each of the first and second anniversaries of the date of grant. The vesting requirement was accelerated to 100% vested on October 25,

     2002. These options are subject to shareholder approval of a sufficient increase in (1) the authorized shares of common stock and (2) the authorized number of shares under the 2001 Plan.

(f) Options to acquire these shares were granted pursuant to the 2001 Plan with an exercise price of $0.083 per share, a value that was equal to the fair market value of NCT's common stock on the date of grant. These options vest as follows: 40% on the date of grant (October 25, 2002) and 30% on each of the first and second anniversaries of the date of grant. The options were granted subject to approval by NCT shareholders of a sufficient increase in
     (1) the authorized shares of common stock and (2) the authorized number of shares under the 2001 Plan.

                2002 Aggregated Option and Warrant Exercises and
                   December 31, 2002 Option and Warrant Values

     The following table sets forth information with respect to the exercise of options and warrants to purchase common stock during the fiscal year ended December 31, 2002, and the unexercised options and warrants held and the value thereof at that date, by each of the Named Executive Officers.



                                                                   Underlying                          Value of Unexercised
                        Number of                              Unexercised Options                     In-the-Money Options
                         Shares                                  and Warrants at                          And Warrants at
                        Acquired                                December 31, 2002                        December 31, 2002
                           On              Value      -------------------------------------      -------------------------------
      Name              Exercise (#)      Realized     Exercisable (#)      Unexercisable (#)     Exercisable     Unexercisable
--------------------   -------------   -------------  ----------------     ----------------      --------------   --------------

Michael J. Parrella            -         $       -       37,901,634 (a)        5,000,000           $        -       $       -

Irene Lebovics                 -                 -        5,933,323              900,000                    -               -

Cy E. Hammond                  -                 -        3,289,024              750,000                    -               -

Jonathan M. Charry             -                 -        2,503,049              450,000                    -               -

Mark Melnick                   -                 -          950,000              450,000                    -               -


Footnote:
--------
(a) In November 2002, Mr. Parrella assigned to his children the right to acquire 3,000,000 shares of NCT common stock under options that had been granted to him in 2001.

Compensation Arrangements with Certain Officers and Directors

     Mr. Haft, NCT's former Chairman of the Board of Directors, who continued as a director until his resignation on May 29, 2002, received compensation from the company in 2002, 2001 and 2000 aggregating $15,750, $63,000 and $64,500, respectively.

     Certain of NCT's executive officers are eligible for an incentive bonus consisting of a cash override on the value derived by NCT and its subsidiaries, in cash or otherwise, upon the execution of transactions with unaffiliated parities. Cash override refers to NCT's payment in cash to certain participants of amounts that represent a percentage of the value of the transactions consummated by NCT and its subsidiaries. The participants included in this arrangement, the effective date participation began and the percentage cash overrides are as follows:

                                 Date Participation
         Participant                  Commenced              Percent
   ------------------------     ----------------------    --------------
     Michael J. Parrella           February 1, 1996             1.00%
     Irene Lebovices               January 1, 2001              0.33%
     Cy E. Hammond                 September 4, 1997            0.50%

     Effective January 3, 2000, NCT hired Jonathan Charry, Ph.D. as its Senior Vice President, Corporate Development. In connection therewith, NCT entered into a letter of employment which provides for an annual base salary of $150,000 and a $50,000 per annum guaranteed draw against future commissions. Dr. Charry also has an incentive bonus arrangement based on performance milestones and cash overrides on specified financings and licensing or strategic alliance agreements.

     Effective September 4, 2001, NCT hired Mark Melnick as its Vice President, General Counsel. In connection therewith, NCT agreed to pay Mr. Melnick an annual base salary of $160,000 and a guaranteed first-year bonus of $20,000.

Compensation of Directors

     None of our directors received fees, as such, for his or her services as a director during 2002. Mr. Parrella and Ms. Lebovics were paid salaries in 2002 by NCT. Mr. Haft also received a salary in 2002 for the period prior to his resignation. See above at "Executive Compensation and Summary Compensation Table" and "Compensation Arrangements with Certain Officers and Directors."

     During 2002, each director was granted options to acquire shares of NCT's common stock under the 2001 Plan. The shares of common stock underlying options granted in 2002 under the 2001 Plan aggregated 2,000,000 for each of Messrs. McCloy and Oolie; 14,000,000 for Mr. Parrella and 2,350,000 for Ms. Lebovics. The vesting schedules for the directors, other than Mr. Parrella, are as follows: 40% vest on the dates of grant (June 13, 2002 and October 25, 2002) and 30% upon the first and second anniversaries of the dates of grant. The options were granted subject to approval by NCT shareholders of a sufficient increase in
(1) the authorized shares of common stock and (2) the authorized number of shares under the 2001 Plan. The options expire seven years from the dates of grant. The exercise prices were $0.081 and $0.083 per share, in each case, a value equal to the fair market value of NCT's common stock on the dates of grant. Effective October 25, 2002, the Board of Directors accelerated the vesting under all options granted prior to October 25, 2002 so that those options are now 100% vested. The vesting terms of Mr. Parrella's 2002 grants are outlined above in footnotes to the table, "Options and Warrants Granted in 2002."

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 2002, John McCloy and Sam Oolie served as members of the Compensation Committee of NCT's Board of Directors. Each of Messrs. McCloy and Oolie also served as members of the Board of Directors of NCT Audio Products, Inc. since their respective appointments in 1997.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2002, information concerning the shares of common stock beneficially owned by:

o each person who, to the knowledge of NCT, is the holder of 5% or more of the common stock of NCT;
o    each person who presently serves as a director of NCT;
o the five most highly compensated executive officers of NCT (including NCT's Chief Executive Officer) in the fiscal year ended December 31, 2002; and
o    all executive officers and directors of NCT as a group.

     Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.

                                              Amount and
                                               Nature of          Approximate
                                              Beneficial         Percentage of
    Name of Beneficial Owner                 Ownership (a)         Class (a)
------------------------------------      ------------------   -----------------

Michael J. Parrella                          41,696,260    (b)        8.0%
John J. McCloy                                4,724,512    (c)        1.0%
Sam Oolie                                     3,546,825    (d)           *
Irene Lebovics                                8,883,597    (e)        1.8%
Cy E. Hammond                                 3,504,789    (f)           *
Jonathan M. Charry                            2,503,049    (g)           *
Mark Melnick                                    950,000    (h)           *
All Executive Officers and Directors
  as a Group (8 persons)                     65,809,032    (i)       12.3%
Carole Salkind                              504,681,004    (j)       51.9%
Crammer Road LLC                            741,258,666    (k)       62.7%
Alpha Capital Aktiengesellschaft             85,720,959    (l)       15.1%
Acme Associates, Inc.                        50,000,000    (m)        9.4%
Libra Finance S.A.                           50,898,835    (n)        9.5%
Austost Anstalt Schaan                       49,686,552    (o)        9.4%
Balmore S.A.                                 52,368,486    (p)        9.8%

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

(b) Mr. Parrella's business address is 20 Ketchum Street, Westport, Connecticut 06880. Includes 862,500 shares issuable upon the exercise of currently exercisable warrants, 37,039,134 shares issuable upon the exercise of his currently exercisable options, 13,333 shares held by or in custody for Mr. Parrella's children, 3,000,000 shares issuable upon the exercise of currently exercisable options transferred in 2002 by Mr. Parrella to his children (Mr. Parrella disclaims beneficial ownership of the shares held by his children) and 168,400 shares issuable upon the exercise of currently exercisable options held by his son, Michael J. Parrella, Jr., an employee of the company (Mr. Parrella disclaims beneficial ownership of these shares). Also includes 612,893 shares of common stock held by Mr. Parrella's spouse, shares as to which Mr. Parrella disclaims beneficial ownership.

(c) Mr. McCloy's business address is 475 Park Avenue South, 33rd Floor, New York, New York 10011. Includes 862,500 shares issuable upon the exercise of currently exercisable warrants, 5,000 shares from a stock award granted by NCT, 3,557,012 shares issuable upon the exercise of currently exercisable options and 300,000 shares held by the John J. McCloy II Family Trust for which the named person's spouse serves as trustee, shares as to which Mr. McCloy has no voting or investment power.

(d) Mr. Oolie's business address is 21 Industrial Avenue, Upper Saddle River, New Jersey 07458. Includes 20,000 shares from stock awards granted by NCT, 3,207,012 shares issuable upon the exercise of currently exercisable options, 75,000 shares owned by the named person's spouse, as to which Mr. Oolie has no voting or investment power, 20,000 shares owned by Oolie Enterprises, and 44,313 shares held by the Oolie Family Support Foundation, shares as to which Mr. Oolie has no voting or investment power.

(e) Ms. Lebovics' business address is 20 Ketchum Street, Westport, Connecticut 06880. Includes 201,250 shares issuable upon the exercise of currently exercisable warrants, 5,732,073 shares issuable upon the exercise of currently exercisable options and 590,517 shares owned jointly with her spouse. Irene Lebovics is married to Irving Lebovics who is also employed by NCT and serves as its Senior Vice President, Global Sales. Mr. Lebovics holds various options to acquire an aggregate of 2,638,415 shares of NCT common stock. Also includes 2,188,415 shares issuable upon the exercise of currently exercisable options held by Mr. Lebovics, shares as to which Ms. Lebovics disclaims beneficial ownership.

(f) Mr. Hammond's business address is 20 Ketchum Street, Westport, Connecticut 06880. Includes 25,000 shares issuable upon the exercise of currently exercisable warrants and 3,264,024 shares issuable upon the exercise of currently exercisable options.

(g) Dr. Charry's business address is 20 Ketchum Street, Westport, Connecticut 06880. Consists of 2,503,049 shares issuable upon the exercise of currently exercisable options.

(h) Mr. Melnick's business address is 20 Ketchum Street, Westport, Connecticut 06880. Consists of 950,000 shares issuable upon the exercise of currently exercisable options.

(i) Includes 1,951,250 shares issuable to 4 individuals (3 directors and 3 executive officers of NCT) upon the exercise of currently exercisable warrants, 58,440,719 shares issuable to 8 persons upon the exercise of currently exercisable options, and 25,000 shares from stock awards issued by NCT to 2 directors. Excludes options to acquire 8,500,000 shares from NCT which are not presently exercisable but become exercisable over time by the 8 executive officers and directors of NCT as a group. Also includes 3,168,400 shares issuable to children of Michael Parrella upon their exercise of currently exercisable options, shares as to which Mr. Parrella disclaims beneficial ownership.

(j) Ms. Salkind's address is c/o Sills, Cummis, Radin, Tischman, Epstein & Gross, One Riverfront Plaza, Newark, New Jersey 07102. Includes 281,808,267 shares issuable upon the conversion of convertible notes in aggregate principal amount of $18,063,712 and 9,132,137 shares for interest thereon (and default interest as applicable) through December 31, 2002, calculated at the respective conversion prices under the convertible notes ranging from $0.0412 to $0.097. Includes 3,546,608 shares representing default penalties on convertible notes issued prior to February 6, 2002. Also includes 106,790,174 shares issuable to Ms. Salkind upon the exercise of currently vested warrants. Also includes 5,000 shares owned by Morton Salkind, Ms. Salkind's husband and a former director of NCT, and currently exercisable options held by Morton Salkind to acquire 2,175,000 shares of NCT common stock, as to which she has no voting or investment power and disclaims beneficial ownership. Also includes currently exercisable options held by Acme Associates, Inc. to acquire 50,000,000 shares of NCT common stock and currently exercisable options held by Motorworld, Incorporated to acquire 23,000,000 shares of NCT common stock. Carole Salkind is the sole shareholder of Acme Associates (see footnote (m) below) and Motorworld. Also includes currently exercisable options held by Leben Care, Inc. (whose sole shareholder is Carole Salkind's son, Steven Salkind) to acquire 8,350,000 shares of NCT common stock and currently exercisable options held by Stop Noise, Inc. (whose sole shareholder is Steven Salkind) to acquire 3,375,000 shares of NCT common stock, shares as to which Carole Salkind disclaims beneficial ownership.

(k) Crammer Road LLC's business address is P.O. Box 866, George Town, Anderson Square Building, Shedden Road, Grand Cayman, Cayman Islands, British West Indies. David Sims of Navigator Management Ltd. has voting and dispositive control of NCT's shares on behalf of Crammer Road LLC. Includes 569,761,071 shares issuable upon conversion of the series H preferred stock, along with accretion, calculated at $0.043 (NCT's closing bid price on December 31,
     2002) less the 25% discount per the agreement. Includes 129,198,966 shares issuable pursuant to the private equity credit agreement minimum commitment amount of $5 million calculated at $0.043 less a 10% discount. Also includes 1,250,000 shares issuable under currently exercisable warrants. Excludes 28,000,000 shares issuable to Crammer Road pursuant to a settlement agreement and release entered into on October 30, 2002 and approved by the court on December 11, 2002 because these are not issuable within 60 days but are only issuable upon 65 days' prior request by Crammer Road. Pursuant to a contractual restriction between NCT and Crammer Road, Crammer Road is prohibited from holding in excess of 9.99% of our common stock at any given time.

(l) Alpha Capital Aktiengesellschaft's business address is Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein. Konrad Ackermann, Director, has voting and dispositive control of NCT's shares on behalf of Alpha Capital. Includes currently exercisable warrants to acquire 1,400,000 shares of NCT common stock, 59,068,816 shares issuable upon exchange of various convertible notes issued by Artera Group, Inc. along with accrued interest, 15,361,580 shares issuable upon exchange of series B preferred stock of Pro Tech Communications, Inc. and accretion thereon, and 6,583,390 shares issuable upon conversion of a NCT note along with accrued interest, all calculated at $0.043 (NCT's closing bid price on December 31, 2002) less applicable discounts. Excludes a warrant to acquire 15,000,000 shares because such warrant is not currently excercisable due to unresolved contingencies. Pursuant to contractual restrictions between NCT and Alpha Capital Aktiengesellschaft, Alpha Capital is prohibited from holding in excess of 9.99% of our common stock at any given time.

(m) Acme Associates, Inc.'s business address is 431 Route 10, Randolph, New Jersey 07102. As noted in footnote (j) above, Carole Salkind is the sole shareholder of Acme Associates. Consists of currently exercisable options to acquire 50,000,000 shares of NCT's common stock at an exercise price of $0.070 per share.

(n) Libra Finance S.A.'s business address is c/o Trident Trust Company (BVI) Limited, Trident Chambers, Box 146, Road Town, Tortola, British Virgin Islands. Seymour Braun has voting and dispositive control of NCT's shares on behalf of Libra Finance. Includes currently exercisable warrants to acquire 25,000,000 shares of NCT common stock, 24,968,461 shares issuable upon exchange of series A preferred stock of Artera Group, Inc. and accretion thereon and 930,374 shares issuable upon conversion of NCT convertible notes dated March 14, 2001 and April 12, 2001 and interest thereon, all calculated at $0.043 (NCT's closing bid price on December 31, 2002) less applicable discounts.

(o) Austost Anstalt Schaan's business address is 744 Fuerstentum, Landstrasse 163, Lichtenstein. Thomas Hackl has voting and dispositive control of NCT's shares on behalf of Austost. Includes 26,891,033 shares issuable upon exchange of series A preferred stock of Artera Group, Inc. and accretion thereon and 19,012,363 shares issuable upon exchange of a convertible note issued by Artera Group, Inc. and interest thereon, calculated at $0.043 (NCT's closing bid price on December 31, 2002).

(p) Balmore S.A's business address for. is c/o Trident Chambers, P.O. Box 146, Roadstown Tortola, British Virgin Islands. Gissela Kindle has voting and dispositive control of NCT's shares on behalf of Balmore. Includes 26,891,033 shares issuable upon exchange of series A preferred stock of Artera Group, Inc. and accretion thereon and 25,477,453 shares issuable upon exchange of a convertible note issued by Artera Group, Inc. and interest thereon, calculated at $0.043 (NCT's closing bid price on December 31, 2002).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Secured Convertible Notes and Warrants Issued to Carole Salkind

     Beginning in 1999, NCT has issued convertible notes to Carole Salkind, a stockholder, an accredited investor and spouse of a former director of NCT. As of December 31, 2002, the aggregate principal balance outstanding of these notes was approximately $18.1 million. The notes are secured by substantially all the assets of NCT Group, Inc. and certain assets of NCT Video Displays, Inc. We have sustained our operations in 2002 primarily from the funding received from Carole Salkind and are dependent upon such funding to continue operations. Although we do not have a formal agreement requiring her to do so, we believe that Carole Salkind will continue to provide funds to NCT. Our belief that funding from her will continue is based, in part, upon her continued funding of NCT during 2002 despite NCT's failure to repay her notes as the notes matured. Commencing
January  2001,  upon the  maturity of Ms.  Salkind's  initial  note to NCT dated
January 1999, NCT has established a history of defaulting on the repayment of obligations owed to Carole Salkind as such obligations become due. Ms. Salkind has allowed NCT to roll-over maturing notes, along with accrued interest and a default penalty (10% of the principal in default), into new notes that generally mature from six months to one year from the date of the rolled-over note. In addition to the financing provided by rolling-over maturing notes, Ms. Salkind has continued to provide NCT with new funds. However, NCT has no assurance that Ms. Salkind will continue funding NCT in the near-term or that the amount, timing and duration of funding from her will be adequate to sustain NCT.

     At Ms. Salkind's election, the notes are convertible into shares of our common stock and are exchangeable for shares of common stock of any of our subsidiaries that makes a public offering of its common stock (except Pro

Tech). The notes contain various events of default, the occurrence of any one of which provides, at Ms. Salkind's election, that the outstanding principal, unpaid interest and a penalty (10% of the principal in default) become immediately due and payable. An event of default occurred on February 6, 2002 when a judgment in the amount of $2 million plus costs (in excess of the permitted maximum of $250,000) was entered against NCT and its subsidiary, Distributed Media Corporation and was not vacated, bonded or stayed in the action of Production Resource Group, LLC v. NCT, Distributed Media Corporation and Michael Parrella (see "Legal Proceedings"). Consequently, the convertible notes that were outstanding on February 6, 2002 and unpaid interest, along with the 10% default penalty, became payable immediately upon demand. To date, no such demand for payment has been made.

     The  following  outlines  our  convertible  note  transactions  with Carole
Salkind:

     On January 26, 1999, Carole Salkind agreed to purchase convertible notes of NCT in an aggregate principal amount of $4.0 million. The initial convertible note for $1.0 million was issued to Ms. Salkind on January 26, 1999. The note matured on January 25, 2001. The note bore interest at the prime rate as published from time to time in The Wall Street Journal from the issue date until the note was paid. Ms. Salkind had the right to convert the outstanding amount of the note into shares of common stock of NCT at a conversion price (as amended on September 19, 1999) equal to the lesser of (1) the lowest closing price for the common stock during September 1999 ($0.172); (2) the average of the closing bid price for the common stock for five consecutive trading days prior to conversion; or (3) $0.17. In no event, however, could the conversion price be less than $0.12 per share. Prior to the amendment, the fixed conversion price was $0.237 per share, and in no event could the conversion price be less than $0.15 per share. The amendment was entered into for the purpose of maintaining good investor relations in a market in which NCT's stock price was declining. Ms. Salkind purchased the remaining $3.0 million principal amount of convertible notes on various dates through March 27, 2000, and NCT issued notes with the same terms and conditions as the note described above.

     On January 25, 2001, NCT defaulted on the repayment of the $1.0 million convertible note issued to Ms. Salkind on January 26, 1999. The default provisions in the note imposed a default penalty of $100,000 (10% of the principal in default). Default interest from the date of default accrued on the principal in default at the rate of prime plus 5%. On May 14, 2001, NCT cured this default by canceling the $1.0 million note and issuing a new four-month convertible note to Ms. Salkind for $1,361,615. Also on May 14, 2001, we granted Ms. Salkind a five-year warrant for the purchase of 500,000 shares of NCT common stock at $0.13 per share, the fair market value of NCT's common stock on the date of grant. On December 20, 2001, we reduced the exercise price on that warrant to $0.071 per share. The May 14, 2001 note was convertible into shares of our common stock at $0.13 per share, shares of Pro Tech common stock at $0.22 per share or shares of common stock of any other public subsidiary of NCT at the respective initial public offering prices, at the election of Ms. Salkind. NCT defaulted on repayment of the May 14, 2001 note. The default provision in the note imposed a penalty of $136,161 (10% of the principal in default). Default interest from the date of default was due on the principal in default at the rate of prime plus 5%. Ms. Salkind agreed to fund another $1,000,000 and to roll the amounts due under the note in default into a new note, dated September 28, 2001, for an aggregate of $2,535,469. This note matures on September 28, 2002 and bears interest at the prime rate. In connection with this new note, we issued Ms. Salkind a five-year warrant to acquire 1,000,000 shares of NCT common stock at an exercise price of $0.115 per share. On December 20, 2001, we reduced the exercise price on that warrant to $0.071 per share. On July 12, 2002, Ms. Salkind waived her right to exchange the new note for shares of common stock of Pro Tech. On September 28, 2002, we defaulted on repayment of the $2,535,469 note dated September 28, 2001. On September 30, 2002, we issued a new note in the principal amount of $3,770,098 to settle the September 28, 2001 note, default penalty and accrued interest thereon and include $800,000 additional cash received from Ms. Salkind. This note bears interest at 8% per annum and matures on September 30, 2003. This note may be converted into common stock of NCT (at $0.070) and may be exchanged for shares of common stock of any subsidiary of NCT (other than Pro Tech) that makes a public offering of its common tock (at the public offering price thereof). In conjunction with the issuance of this September 30, 2002 note, we issued Carole Salkind a five-year warrant to acquire 16,157,565 shares of NCT common stock at an exercise price of $0.070 per share.

     On February 13, 2001, NCT issued Ms. Salkind a promissory note in the amount of $500,000 payable with accrued interest at 7% on April 14, 2001. The principal and interest were convertible, at Ms. Salkind's election, into NCT's common stock at a conversion price of $0.21 or exchangeable for Pro Tech's common stock at an exchange price of $0.44. NCT defaulted on the repayment of this note. In connection with this transaction, NCT issued Ms. Salkind a five-year warrant to purchase $500,000 worth of either, at her election, NCT's common stock at $0.21 per share or Pro Tech's common stock at $0.44 per share. We reduced the exercise prices on this warrant on December 20, 2001 to $0.071 per share for NCT common stock (representing the right to acquire 7,042,254 shares of NCT common stock) and $0.06 per share for Pro Tech common stock. On July 12, 2002, Ms. Salkind waived her right to purchase shares of Pro Tech upon exercise of this warrant. The default provision in the note imposed a penalty of 10% of the principal in default, or $50,000. On May 18, 2001, Ms. Salkind converted this $500,000 note into 4,303,425 shares of our common stock at an agreed upon conversion price of $0.13 per share, which approximated the market price of our common stock on the conversion date.

     NCT defaulted on repayment to Ms. Salkind of each of its convertible notes dated June 4, 1999, June 11, 1999, July 2, 1999 and July 23, 1999, representing an aggregate principal balance of $1,250,000. The default provisions in the notes imposed an aggregate penalty of $125,000 (10% of principal in default). Default interest from the dates of default was due on the principal in default at the rate of prime plus 5%. On August 22, 2001, we cured these defaults by canceling these notes aggregating $1,250,000 and issuing a new convertible note to Ms. Salkind for $1,673,393. The August 22, 2001 note bore interest at the prime rate and was due December 22, 2001. On August 22, 2001, we also granted Ms. Salkind a five-year warrant to purchase 625,000 shares of NCT's common stock at an exercise price of $0.093 per share. On December 20, 2001, we reduced the exercise price on that warrant to $0.071 per share. We defaulted on the repayment of the August 22, 2001 note and incurred a penalty (10% of the principal in default) and accrued interest at the default rate (prime plus 5%). We settled the amounts due along with an additional $350,000 received from Ms. Salkind by issuing an 8% note on January 11, 2002 in the principal amount of $2,231,265 due January 11, 2003. This note is convertible into shares of NCT common stock (at $0.079) or exchangeable for shares of common stock of any of NCT's subsidiaries that goes public (at the initial public offering price).
Prior to a waiver agreement dated July 12, 2002, the note had also been exchangeable for shares of Pro Tech (at $0.06). In conjunction with the issuance of the January 11, 2002 note, we granted Ms. Salkind a five-year warrant to acquire 2,789,082 shares of NCT common stock at $0.079 per share and a five-year option to acquire a 10% equity interest in our subsidiary, Artera Group, Inc. at an exercise price of 10% of the pre-money enterprise value attributed to Artera Group, Inc. in the first transaction following January 11, 2002 in which an unrelated investor purchases or commits to purchase an equity interest in Artera Group, Inc. for payment of at least $5 million. In other words, Ms. Salkind may acquire a 10% equity interest in Artera Group based upon the value attributed to Artera Group by an unrelated investor who pays at least $5 million for an equity interest in Artera Group. For example, if an unrelated investor pays $20 million to purchase a 20% equity interest, Ms. Salkind may acquire 10% equity of Artera Group for $10 million.

     On December 20, 2001, we issued Ms. Salkind an 8% per annum $2,014,270 convertible note due December 20, 2002 and a five-year warrant to purchase 1,250,000 shares of our common stock at $0.071 per share. The December 20, 2001 note includes $1,000,000 new funding from Ms. Salkind and the settlement of two previous notes to Ms. Salkind, dated August 25, 1999 and September 19, 1999, representing an aggregate principal balance of $750,000, which were in default. The default provisions in these notes imposed a default penalty aggregating $75,000 (10% of the principal in default). Default interest from the dates of default was due on the principal in default at the rate of prime plus 5%. On December 26, 2002, the December 20, 2001 note (along with accrued interest and default penalty thereon) was rolled into a new note in the amount of $2,381,487. This note matures December 26, 2003 and is convertible into shares of NCT common stock at a conversion price of $0.042. The note is also exchangeable for shares of common stock of any of NCT's subsidiaries that goes public (at the initial public offering price). In connection with this rollover, on December 26, 2002, we issued a five-year warrant to Ms. Salkind to acquire 10,206,373 shares of NCT common stock at an exercise price per share of $0.042.

     Also on December 20, 2001 as indicated above, we amended the respective exercise prices of Ms. Salkind's previously granted warrants to $0.071 per share for the purchase of NCT common stock. Further, under her February 14, 2001 warrant, we reduced the exercise price for her purchase of shares of Pro Tech common stock from $0.44 to $0.06.

     On January 25, 2002, NCT issued Ms. Salkind two 8% per annum convertible notes in the principal amounts of $650,000 (due January 25, 2003) and $250,000 (due February 8, 2002). On January 25, 2002, Ms. Salkind paid $250,000, for the benefit of NCT, into an escrow account and NCT issued a convertible note in the principal amount of $250,000. The escrow account was a part of another transaction in which NCT engaged with an unrelated third party. The note matured on February 8, 2002 and was settled on February 27, 2002 (see below). Ms. Salkind paid NCT $650,000 on January 25, 2002. The $650,000 note may be converted into shares of NCT common stock (at $0.09) and may be exchanged for shares of common stock of any subsidiary of NCT that makes a public offering of its common stock (at the initial public offering price thereof). Prior to a waiver agreement dated July 12, 2002, the note had been exchangeable for shares of Pro Tech (at $0.06) as well. On January 25, 2002, in conjunction with the issuance of the notes, we granted Ms. Salkind two five-year warrants to acquire an aggregate of 1,125,000 shares of NCT common stock at $0.09 per share.

     The January 25, 2002 note for $250,000 (see above) was satisfied as to principal by the release of $250,000 from escrow to Ms. Salkind. On February 27, 2002, a new note was issued by NCT to Ms. Salkind in the principal amount of $827,412 for the default amount ($25,000) and accrued interest (less interest credited on the escrow account) due on the $250,000 note along with $800,000 loaned to NCT by Ms. Salkind. This note bears interest at 8% per annum payable at maturity (February 27, 2003). This note may be converted into common stock of NCT (at $0.079) and may be exchanged for shares of common stock of any subsidiary of NCT that makes a public offering of its common stock (at the public offering price thereof). Prior to a waiver agreement dated July 12, 2002, the note had also been exchangeable for shares of Pro Tech (at $0.06). Also on February 27, 2002, in conjunction with the issuance of the note described above, we granted Ms. Salkind a five-year warrant to acquire 1,034,266 shares of our common stock at an exercise price of $0.079 per share.

     On March 1, 2002, NCT issued Ms. Salkind an 8% per annum convertible note in the principal amount of $350,000 due March 1, 2003 and a five-year warrant to acquire 437,500 shares of NCT common stock at $0.079 per share. Ms. Salkind paid NCT $350,000 on March 1, 2002. This note may be converted into common stock of NCT (at $0.079) and may be exchanged for shares of common stock of any subsidiary of NCT that makes a public offering of its common stock (at the public offering price thereof). Prior to a waiver agreement dated July 12, 2002, the note had also been exchangeable for shares of Pro Tech (at $0.06).

     On March 27, 2002, we defaulted on repayment of the $1,000,000 note dated March 27, 2000. On May 2, 2002, we issued a new note for $1,275,483 to settle the March 27, 2000 note, default penalty and accrued interest thereon. This note bears interest at 8% per annum and matures on November 2, 2002. This note may be converted into common stock of NCT (at $0.094) and may be exchanged for shares of common stock of any subsidiary of NCT that makes a public offering of its common stock (at the public offering price thereof). Prior to a waiver agreement dated July 12, 2002, the note had also been exchangeable for shares of Pro Tech (at $0.03). In conjunction with the issuance of this May 2, 2002 note, we issued Carole Salkind a five-year warrant to acquire 3,188,708 shares of NCT common stock at an exercise price of $0.094 per share. On November 2, 2002, we defaulted on repayment of the $1,275,483 note dated May 2, 2002. On November 21, 2002, we issued a new note in the principal amount of $1,463,449 to settle the May 2, 2002 note, default penalty and accrued interest thereon. This note bears interest at 8% per annum and matures on May 21, 2003. This note may be converted into common stock of NCT (at $0.0535) and may be exchanged for shares of common stock of any subsidiary of NCT (other than Pro Tech) that makes a public offering of its common tock (at the public offering price thereof). In conjunction with the issuance of this November 21, 2002 note, we issued Carole Salkind a five-year warrant to acquire 6,271,926 shares of NCT common stock at an exercise price of $0.0535 per share.

     Also on May 2, 2002, we issued Carole Salkind an 8% convertible note for $1,425,000 due May 2, 2003, for funds we received from her as follows: $300,000 on April 1, 2002, $350,000 on April 15, 2002, $350,000 on May 1, 2002 and
$425,000 on May 2, 2002. This note dated May 2, 2002 is convertible into shares of NCT common stock (at $0.094) or exchangeable for shares of common stock of any NCT subsidiary that makes a public offering of its common stock (at the public offering price thereof). Prior to a waiver agreement dated July 12, 2002, this note had also been exchangeable for shares of Pro Tech (at $0.03). In conjunction with the issuance of this May 2, 2002 note, we issued Carole Salkind a five-year warrant to acquire 3,562,500 shares of NCT common stock at an exercise price of $0.094 per share.

     On May 29, 2002, we issued Carole Salkind an 8% convertible note for $350,000, for which Ms. Salkind paid us $350,000 in cash. The note matures on May 29, 2003 and is convertible into shares of NCT common stock at $0.095. The note is also exchangeable for shares of common stock of any NCT subsidiary (other than Pro Tech) that makes a public offering of its stock (at the public offering price thereof). In connection with the issuance of this note, we issued Carole Salkind a five-year warrant to acquire 1,500,000 shares of NCT common stock at an exercise price of $0.095 per share.

     On June 2, 2002, we issued Carole Salkind an 8% convertible note for $300,000, for which Ms. Salkind paid us $300,000 in cash. The note matures on June 2, 2003 and is convertible into shares of NCT common stock at $0.097. The note is also exchangeable for shares of common stock of any NCT subsidiary (other than Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In connection with the issuance of this note, we issued Carole Salkind a five-year warrant to acquire 1,500,000 shares of NCT common stock at an exercise price of $0.097 per share.

     On July 3, 2002, we issued Carole Salkind a note for $350,000, for which Ms. Salkind paid us $350,000 in cash. The note bears interest at 8% per annum and matures on July 3, 2003. The note is convertible into shares of NCT common stock at $0.078. The note is also exchangeable for shares of common stock of any NCT subsidiary

(other than Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the July 3, 2002 note, we issued Carole Salkind a five-year warrant to acquire 1,500,000 shares of NCT common stock, at an exercise price of $0.078 per share.

     On July 12, 2002, Carole Salkind, NCT and Pro Tech entered into an agreement under which Ms. Salkind waived her right to exchange NCT notes for shares of Pro Tech common stock. In consideration of the waiver, NCT granted Carole Salkind a five-year warrant to acquire 20,000,000 shares of NCT common stock at $0.075 per share.

     On July 15, 2002, we issued Carole Salkind a note for $350,000, for which Ms. Salkind paid us $350,000 in cash. The note bears interest at 8% per annum and matures on July 15, 2003. The note is convertible into shares of NCT common stock at $0.075. The note is also exchangeable for shares of common stock of any subsidiary (other than Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the July 15, 2002 note, we issued Carole Salkind a five-year warrant to acquire 1,500,000 shares of NCT common stock at an exercise price of $0.075 per share.

     On July 23, 2002, NCT issued Ms. Salkind an 8% per annum convertible note in the principal amount of $525,000 due July 23, 2003 and a five-year warrant to acquire 2,250,00 shares of NCT common stock at $0.059 per share. Ms. Salkind paid NCT $525,000 on July 23, 2002. This note may be converted into common stock of NCT (at $0.059) and may be exchanged for shares of common stock of any subsidiary of NCT (other than Pro Tech) that makes a public offering of its common stock (at the public offering price thereof).

     On August 14, 2002, NCT issued Ms. Salkind an 8% per annum convertible note in the principal amount of $350,000 due August 14, 2003 and a five-year warrant to acquire 1,500,000 shares of NCT common stock at $0.082 per share. Ms. Salkind paid NCT $350,000 on August 14, 2002. This note may be converted into common stock of NCT (at $0.082) and may be exchanged for shares of common stock of any subsidiary of NCT (other than Pro Tech) that makes a public offering of its common stock (at the public offering price thereof).

     On August 29, 2002, NCT issued Ms. Salkind an 8% per annum convertible note in the principal amount of $490,000 due August 29, 2003 and a five-year warrant to acquire 2,100,000 shares of NCT common stock at $0.076 per share. Ms. Salkind paid NCT $490,000 on August 29, 2002. This note may be converted into common stock of NCT (at $0.076) and may be exchanged for shares of common stock of any subsidiary of NCT (other than Pro Tech) that makes a public offering of its common stock (at the public offering price thereof).

     On September 9, 2002,  NCT issued Ms.  Salkind an 8% per annum  convertible note in the principal amount of $350,000 due September 9, 2003 and a five-year warrant to acquire 1,500,000 shares of NCT common stock at $0.077 per share. Ms. Salkind paid NCT $350,000 on September 9, 2002. This note may be converted into common stock of NCT (at $0.077) and may be exchanged for shares of common stock of any subsidiary of NCT (other than Pro Tech) that makes a public offering of its common stock (at the public offering price thereof).

     On September 30, 2002, Carole Salkind, NCT and Pro Tech entered into an agreement under which Ms. Salkind waived her right to acquire $500,000 worth of Pro Tech common stock at an amended exercise price of $0.06 per share (8,333,333 Pro Tech common shares) under a warrant dated February 13, 2001. In consideration for the waiver, NCT granted Carole Salkind a five-year warrant to acquire 10,000,000 shares of NCT common stock at $0.070 per share.

     On November 7, 2002, we issued Carole Salkind a note for $400,000, for which Ms. Salkind paid us $400,000 in cash. The note bears interest at 8% per annum and matures on November 7, 2003. The note is convertible into shares of NCT common stock at $0.072. The note is also exchangeable for shares of common stock of any subsidiary (other than Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the November 7, 2002 note, we issued Carole Salkind a five-year warrant to acquire 1,750,000 shares of NCT common stock at an exercise price of $0.072 per share.

     On November 20, 2002,  NCT issued Ms.  Salkind an 8% per annum  convertible note in the principal amount of $400,000 due November 20, 2003 and a five-year warrant to acquire 1,750,000 shares of NCT common stock at $0.054 per share. Ms. Salkind paid NCT $400,000 in cash on or about November 20, 2002. This note may be converted into common stock of NCT (at $0.054) and may be exchanged for shares of common stock of any subsidiary of NCT (other than Pro Tech) that makes a public offering of its common stock (at the public offering price thereof).

     On December  2, 2002,  NCT issued Ms.  Salkind an 8% per annum  convertible note in the principal amount of $350,000. Ms. Salkind paid NCT cash for the note. The note matures on December 2, 2003 and may be converted into common stock of NCT (at $0.048) and may be exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 1,500,000 shares of NCT common stock at an exercise price per share of $0.048.

     On December 16, 2002,  NCT issued Ms.  Salkind an 8% per annum  convertible note in the principal amount of $400,000. Ms. Salkind paid NCT cash for the note. The note matures on December 16, 2003 and may be converted into common stock of NCT (at $0.042) and may be exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 1,750,000 shares of NCT common stock at an exercise price per share of $0.042.

     On December 30, 2002,  NCT issued Ms.  Salkind an 8% per annum  convertible note in the principal amount of $350,000. Ms. Salkind paid NCT cash for the note. The note matures on December 30, 2003 and may be converted into common stock of NCT (at $0.0412) and may be exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 1,500,000 shares of NCT common stock at an exercise price per share of $0.0412.

     Summarized below are the convertible notes issued to Carole Salkind that are outstanding as of December 31, 2002:

                                                                Conversion
      Issue Date          Due Date           Principal            Price
  -----------------    --------------     ---------------    ---------------
      01/11/02           01/11/03            2,231,265            0.0790
      01/25/02           01/25/03              650,000            0.0900
      02/27/02           02/27/03              827,412            0.0790
      03/01/02           03/01/03              350,000            0.0790
      05/02/02           05/02/03            1,425,000            0.0940
      05/29/02           05/29/03              350,000            0.0950
      06/02/02           06/02/03              300,000            0.0970
      07/03/02           07/03/03              350,000            0.0780
      07/15/02           07/15/03              350,000            0.0750
      07/23/02           07/23/03              525,000            0.0590
      08/14/02           08/14/03              350,000            0.0820
      08/29/02           08/29/03              490,000            0.0760
      09/09/02           09/09/03              350,000            0.0770
      09/30/02           09/30/03            3,770,098            0.0700
      11/07/02           11/07/03              400,000            0.0720
      11/20/02           11/20/03              400,000            0.0540
      11/21/02           05/21/03            1,463,449            0.0535
      12/02/02           12/02/03              350,000            0.0480
      12/16/02           12/16/03              400,000            0.0420
      12/26/02           12/26/03            2,381,487            0.0420
      12/30/02           12/30/03              350,000            0.0412
                                          ---------------
                                           $18,063,711
                                          ===============

     In conjunction with the issuance of convertible notes to Ms. Salkind, NCT granted Ms. Salkind warrants to acquire shares of NCT common stock. As noted above, we amended the exercise prices on each of the warrants granted prior to December 20, 2001 to $0.071. Further, we granted Ms. Salkind warrants in consideration of her irrevocable waiver of her rights to exchange convertible notes for, or exercise a warrant for, shares of Pro Tech common stock. The warrants to purchase shares of NCT common stock granted to Ms. Salkind as of December 31, 2002 are as follows:

                                                                       Shares
    Grant Date           Expiration Date        Exercise Price        Granted
------------------     ------------------     -----------------   --------------
     02/13/01               02/13/06              $ 0.0710          7,042,254
     05/14/01               05/14/06                0.0710            500,000
     08/22/01               08/22/06                0.0710            625,000
     09/28/01               09/28/06                0.0710          1,000,000
     12/20/01               12/20/06                0.0710          1,250,000
     01/11/02               01/11/07                0.0790          2,789,082
     01/25/02               01/25/07                0.0900            812,500
     01/25/02               01/25/07                0.0900            312,500
     02/27/02               02/27/07                0.0790          1,034,266
     03/01/02               03/01/07                0.0790            437,500
     05/02/02               05/02/07                0.0940          3,188,708
     05/02/02               05/02/07                0.0940          3,562,500
     05/29/02               05/29/07                0.0950          1,500,000
     06/02/02               06/02/07                0.0970          1,500,000
     07/03/02               07/03/07                0.0780          1,500,000
     07/12/02               07/12/07                0.0750         20,000,000
     07/15/02               07/15/07                0.0750          1,500,000
     07/23/02               07/23/07                0.0590          2,250,000
     08/14/02               08/14/07                0.0820          1,500,000
     08/29/02               08/29/07                0.0760          2,100,000
     09/09/02               09/09/07                0.0770          1,500,000
     09/30/02               09/30/07                0.0700         10,000,000
     09/30/02               09/30/07                0.0700         16,157,565
     11/07/02               11/07/07                0.0720          1,750,000
     11/20/02               11/20/07                0.0540          1,750,000
     11/21/02               11/21/07                0.0535          6,271,926
     12/02/02               12/02/07                0.0480          1,500,000
     12/16/02               12/16/07                0.0420          1,750,000
     12/26/02               12/26/07                0.0420         10,206,373
     12/30/02               12/30/07                0.0412          1,500,000
                                                                  --------------
                                                                  106,790,174
                                                                  ==============

Options Granted to Acme Associates, Inc.

     On September 30, 2002, NCT granted to Acme Associates, Inc. a five-year option to purchase 50,000,000 shares of NCT common stock at an exercise price of $0.07 per share (an aggregate exercise price of $3.5 million). The options vested on the date of grant. The options were granted in consideration of consulting services provided by Acme Associates to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Acme Associates. Mr. Salkind provides such consulting services and advice pertaining to NCT's business affairs as NCT may from time to time reasonably request, including assisting NCT in corporate development, evaluating merger and acquisition opportunities, refining business plans, evaluation of marketing plans, strategy planning, and recruiting. Specifically, Morton Salkind provides us on-going consulting services and advice such as: 1) advising on the strategic direction of the company; 2) discussing product development issues; 3) serving as a marketing liaison and facilitator; and 4) assisting with various contract negotiations. Carole Salkind is the sole shareholder of Acme Associates.

Options Granted to Leben Care, Inc.

     On January 25, 2002, NCT granted to Leben Care, Inc. options to purchase 8,350,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.130 (an aggregate exercise price of $809,000). The options vested on the date of grant. The options expire on dates ranging from May 22, 2006 and January 24, 2007. The options were granted in consideration of consulting services provided by Leben Care to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Leben Care. Morton Salkind provides such consulting services and advice pertaining to NCT's business affairs as NCT may from time to time reasonably request, including assisting NCT in corporate development, evaluating merger and acquisition opportunities, refining business plans, evaluation of marketing plans, strategy planning, and recruiting. Specifically, Morton Salkind provides us on-going consulting services and advice such as: 1) advising on the strategic direction of the company; 2) discussing product development issues; 3) serving as a marketing liaison and facilitator; and 4) assisting with various contract negotiations. Carole Salkind's son Steven Salkind is the sole shareholder of Leben Care.

Options Granted to Stop Noise, Inc.

     On February 27, 2002, NCT granted to Stop Noise, Inc. (formerly known as Stopnoise.com, Inc.) five-year options to purchase 3,375,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.120 (an aggregate exercise price of $312,500). The options vested on June 30, 2002. The options expire on dates ranging from June 30, 2006 to February 26, 2007. The options were granted in consideration of consulting services provided by Stop Noise to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Stop Noise. Morton Salkind provides such consulting services and advice pertaining to NCT's business affairs as NCT may from time to time reasonably request, including assisting NCT in corporate development, evaluating merger and acquisition opportunities, refining business plans, evaluation of marketing plans, strategy planning, and recruiting. Specifically, the consultant provides us on-going consulting services and advice such as: 1) advising on the strategic direction of the company; 2) discussing product development issues; 3) serving as a marketing liaison and facilitator; and 4) assisting with various contract negotiations. Carole Salkind's son Steven Salkind is the sole shareholder of Stop Noise.

Options Granted to Motorworld, Incorporated

     On December 26, 2002, NCT granted to Motorworld, Incorporated a five-year option to purchase 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share (an aggregate exercise price of $966,000). The options vested on the date of grant. The options were granted in consideration of consulting services provided by Motorworld to NCT. Such consulting services are preformed by Morton Salkind, husband of Carole Salkind, acting on behalf of Motorworld. Mr. Salkind provides such consulting services and advice pertaining to NCT's business affairs as NCT may from time to time reasonably request, including assisting NCT in corporate development, evaluating merger and acquisition opportunities, refining business plans, evaluation of marketing plans, strategy planning, and recruiting. Specifically, Morton Salkind provides us on-going consulting services and advice such as: 1) advising on the strategic direction of the company; 2) discussing product development issues; 3) serving as a marketing liaison and facilitator; and 4) assisting with various contract negotiations. Carole Salkind is the sole shareholder of Motorworld.

Spyder Technologies Group, LLC

     On October 24, 2002, Artera Group, Inc. entered into a master distributor agreement with Spyder Technologies Group, LLC under which Spyder will distribute the Artera Turbo service in Puerto Rico, the U.S. Virgin Islands and a number of countries in the Caribbean region. The term of the agreement is five years and four months. Compensation to Spyder consists of a commission of 50% of gross revenue on sales originated by local distributors brought to Artera by Spyder out of which those local distributors are paid 30% to 40% of gross revenue as a commission from Spyder. The rate of compensation for Spyder is comparable to that received by similarly situated, unrelated master distributors. With some exceptions in Puerto Rico and the U.S. Virgin Islands, Spyder's distribution rights are exclusive, although Artera may terminate the exclusivity after the first 16 months of the term if specified revenue thresholds are not met. In addition, Artera and Spyder are negotiating a non-exclusive distribution agreement for the United States and Canada. Jonathan Parrella, the son of NCT's Chairman and Chief Executive Officer, is President of and holds a 45% ownership interest in Spyder. Bulldog Communications, Inc. holds a 25% ownership interest in Spyder. Bulldog Communications, Inc. is owned 20% by each of Michael Parrella, Karen Parrella, Michael Parrella, Jr., Jonathan Parrella and Daniel Parrella (the Chairman and Chief Executive Officer of NCT, and, respectively, his wife and three sons). Michael Parrella is also the Chairman of the Board, and Karen Parrella is the President, of Bulldog Communications.

Indebtedness of Management

     On various dates in 2000, 2001 and 2002, Jonathan M. Charry, Ph.D., NCT's Senior Vice President, Corporate Development, entered into several short-term promissory notes to borrow funds from NCT in anticipation of cash overrides due him under his incentive compensation arrangement described above in "Compensation Arrangements with Certain Officers and Directors." Effective May 1, 2002, the borrowed funds had not been repaid but were consolidated with interest into an outstanding promissory note due January 15, 2003 for an aggregate principal amount owed to NCT of $107,960. The due date of this note represents an extension from May 1, 2002 which itself was a product of prior extensions. This note went into default on January 15, 2003. NCT is seeking to collect on the May 1, 2002 note. However, NCT believes that incentive compensation that is or will be due Dr.

Charry may offset the amount owed NCT. The note bears interest at an annual rate of 6.0% through its due date of January 15, 2003, and at and at prime plus 5% thereafter.

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

Crammer Road LLC, former owner of DMC New York, Inc.

     In June 2002, we completed our acquisition of 12,000 shares (75%) of DMC New York, Inc. from Crammer Road LLC, a Cayman Islands limited liability company. This was pursuant to a June 21, 2002 exchange agreement with Crammer Road to acquire the remaining 12,000 shares of DMC NY in exchange for 1,800 shares of our series H convertible preferred stock and $120,000 in cash. Pursuant to an April 12, 2001 exchange agreement and an April 12, 2001 securities purchase agreement, NCT acquired a 25% interest in DMC NY for $4.0 million from Crammer Road, then the sole stockholder of DMC NY. DMC NY was the owner of 16 licenses previously purchased from our subsidiary, Distributed Media Corporation. The acquisitions resulted in charges to our consolidated statements of operations because DMC NY has not commenced operations. DMC NY has not recorded any revenue, and apart from its New York license rights, has no other assets or operations. Our 2001 financial statements include an aggregate $18.0 million charge, classified as "write downs of investment and repurchased licenses" in our consolidated statement of operations, for the acquisition of 4,000 shares of DMC NY and our obligation to acquire the remaining 12,000 shares of DMC NY. Our 2002 financial statements include an additional charge of $9.2 million for this aquisition classified as "write downs of investment and repurchased licenses" in our consolidated statement of operations. The consideration paid in 2001 consisted of a $1.0 million convertible note due
December 31, 2001 issued to Crammer Road LLC (accruing interest at 2% per month), $1.0 million in cash and $2.0 million of our common stock (13,333,333 million shares). Because we intended to acquire the remaining 75% interest in DMC NY pursuant to an April 12, 2001 private equity credit agreement with Crammer Road, we accrued $14.0 million in 2001, our cost of repurchasing the remaining 12,000 shares of DMC NY under that private equity credit agreement. However, as a result of our completion of the purchase of the remaining 12,000 shares of DMC NY pursuant to the June 2002 exchange agreement, our acquisition of all 16,000 shares of DMC NY (100% of DMC NY, representing 16 New York area DMC licenses which we had sold for $13.6 million in 1999) totaled an aggregate of approximately $27.2 million ($1 million cash, shares of our common stock valued at $2 million, a $1 million note, $18 value of our series H preferred stock and approximately $5.2 million representing the additional value resulting from the conversion rate of 75% of the fair market value, as defined, of NCT common stock into which the series H preferred stock is convertible). The purchase price was arrived at in various negotiations between NCT and Crammer Road. We believe this was a reasonable value because it results in our control of the number one designated market area. We did not obtain a valuation from an outside firm.

     Crammer Road obtained the 16 DMC licenses from other investors in private transactions. In 2000, five investors in our series E and F preferred stock (see below) contributed their 16 New York area DMC licenses to Crammer Road in a private transaction, in exchange for membership interests in Crammer Road. The investors holding the licenses advised NCT and DMC of plans to contribute the licenses to Crammer Road. NCT and DMC did not object to those contributions. The investors who initially owned the 16 DMC licenses had paid for them in 1999 with $4 million in cash and by surrendering to NCT $9.6 million in stated value of NCT series E and F preferred stock (9,600 shares at the stated value of $1,000 per share). The holders of our series E and F preferred stock were the original purchasers of the DMC licenses. These investors were not under common control at the time of the 1999 transaction. We issued 12,454 shares of our series E preferred stock from December 30, 1998 through April 13, 1999 for approximately $4.0 million in cash, 1,700 shares of our series C preferred stock and 2.1 million shares of our common stock. On August 10, 1999, we issued 8,500 shares of our series F preferred stock for approximately $1.0 million in cash. On September 10, 1999, these preferred stock investors entered into a subscription agreement to acquire four DMC licenses for $4 million. Due to the extreme discount of the preferred stock stated value to the consideration received, NCT treated the $4 million cash attributed to the four DMC licenses as additional consideration for our series F preferred stock as the series F subscription agreement provided that the investors may invest up to $4.0 million at a future date and there was a proximity in time between the two distinct transactions, August 10, 1999 for the series F preferred stock placement and September 10, 1999 for the $4.0 million DMC license subscription. The purchasers of our series E and F preferred stock (except one investor) were the same investors who contributed the 16 licenses to Crammer Road. The capital contribution of licenses to Crammer Road was for purposes of administrative convenience to provide for such contributors' undertakings in respect of their investment in Crammer Road. In turn, Crammer Road's purpose for contributing the 16 licenses to DMC NY was to provide it a perceived form of liquidity, possibly through an initial public offering or through the acquisition of DMC NY by Distributed Media Corporation or NCT. Due to a lack of capital, DMC was unable to execute its business plan to provide, install and operate our digital broadcast system at locations in the New York area. As such, Crammer Road did not perceive that it had an opportunity to exploit the licenses in a viable business venture. On September 27, 2000, DMC NY, pursuant to a license exchange agreement, issued 16,000 shares of its common stock in exchange for 16 licenses held by Crammer Road. Certain officers and directors of NCT comprise 100% of the Board of Directors of DMC New York, specifically, Michael Parrella (NCT's Chairman of the Board of Directors and Chief Executive Officer), Irene Lebovics (NCT's President and a director of NCT) and Cy Hammond (NCT's Senior Vice President, Chief Financial Officer).

     The entities that contributed licenses to Crammer Road and the controlling persons thereof were as follows: Sovereign Partners, LP - Mr. Stephen Hicks / Mr. Daniel Pickett; Dominion Capital Fund, Ltd. - Mr. David Sims; Canadian Advantage Limited Partnership - Mr. Mark Valentine; Atlantis Capital Fund, Ltd.
- Mr. David Sims. Mr. David Sims of Navigator Management Limited has voting and dispositive control of NCT shares on behalf of Crammer Road LLC. Further, each of the following entities are investors in Crammer Road LLC and were previously investors in NCT: Advantage Bermuda Fund, Ltd.; Atlantis Capital Fund, Ltd.; Canadian Advantage Limited Partnership; Dominion Capital Fund, Ltd.; and Sovereign Partners, LP. In addition, an affiliate of the prior investors in NCT has advisory roles with respect to two of the investors in Crammer Road LLC: VMH Management Ltd. (an affiliate of Thomson Kernaghan & Co., Ltd.) is the advisor to Advantage Bermuda Fund, Ltd. and Canadian Advantage Limited Partnership (these latter two funds have merged into Canadian Advantage Limited Partnership
II). Southridge Capital Management is a subadvisor to Dominion Capital Fund, Ltd. and serves as a consultant to Atlantis Capital Fund, Ltd. and Canadian Advantage Limited Partnership II.

     As noted above, under the April 12, 2001 private equity credit agreement with Crammer Road, we intended to put shares of our common stock to Crammer Road in exchange for a combination of cash and the remaining shares of DMC NY common stock but upon further negotiations, reacquired those 12,000 shares, in connection with the 2002 exchange agreement, in exchange for our series H preferred stock. The June 2002 exchange agreement did not supersede the April 2001 private equity credit agreement although these agreements contemplated the same transaction. On July 25, 2002, we entered into a new private equity credit agreement with Crammer Road that provides that shares of up to $50 million (the maximum commitment amount) of our common stock may be sold to Crammer Road pursuant to put notices delivered by the company to Crammer Road. The July 2002 credit agreement requires us to put at least $5 million (the minimum commitment amount) of our common stock, in exchange for cash, at a discount to market of 10%. Upon our puts of shares of our common stock under this equity credit line, the existing holders of our common stock will suffer immediate dilution of their shares. In conjunction with the execution of the July 2002 credit agreement, we issued a five-year warrant to Crammer Road for 1,000,000 shares of our common stock exercisable at $0.07375 per share. We are obligated to register for resale shares of our common stock for the warrant and the July 2002 credit agreement in an amount no less than 112% of the maximum commitment amount. Moreover, if we fail to issue shares for the minimum commitment amount during the commitment period (which terminates 24 months after effectiveness of a resale registration statement relating to the shares or earlier as described in the agreement), we must pay Crammer Road an amount equal to the product of (i) the minimum commitment amount, less the aggregate shares of our common stock actually delivered to Crammer Road under the equity credit line and (ii) the 10% discount. This penalty provision was as negotiated and agreed to by the parties. Crammer Road did not release NCT from its obligations under the April 2001 private equity credit agreement and disagreed with NCT about what was required under a penalty provision in the April 2001 agreement. In September 2002, Crammer Road brought an action against NCT as described above in "Legal Proceedings." On October 30, 2002, a settlement agreement was executed by the parties that would dismiss all claims in the suit by Crammer Road in consideration of the issuance by NCT to Crammer Road of 68 million shares of NCT common stock. On December 11, 2002, court approval of the settlement was obtained. On December 17, 2002, we issued Crammer Road 40 million of the 68 million shares. The other 28 million shares are issuable on 65 days' demand by Crammer Road, which demand has not yet been made.

Vidikron of America, Inc.

     On September 29, 2000, NCT and Distributed Media Corporation signed separate agreements to license various microbroadcasting technologies to Vidikron of America, Inc. for an aggregate of $2 million. Vidikron is a manufacturer of high-end home theater equipment. Vidikron's intention was to develop commercial video applications using the technology it licensed from NCT and DMC. We recognized an aggregate of $2 million in technology license revenue in fiscal 2000 attributable to Vidikron. We used $1 million of the proceeds from Vidikron for working capital and general corporate purposes and the other $1 million to acquire 1,000 shares of common stock of DMC NY in 2001. Such shares of DMC NY were owned by Crammer Road. Crammer Road's sole corporate director is Navigator Management Ltd. The sole director of Navigator Management is David Sims. Vidikron's majority shareholder is Markland LLC. Markland's sole corporate director is also Navigator Management Ltd.

ITEM 14. CONTROLS AND PROCEDURES

     Within 90 days of the filing of this Form 10-K, NCT's Chairman and Chief Executive Officer and NCT's Chief Financial Officer carried out an evaluation of NCT's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls or in factors that could significantly affect internal controls, subsequent to the date the Chairman and Chief Executive Officer and the Chief Financial Officer completed their evaluation.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 15(a)(1) Financial Statements.

The following financial statements are filed as part of this Annual Report on Form 10-K:

Independent Auditors' Reports

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2002

Consolidated   Statements  of   Operations   and   Consolidated   Statements  of
Comprehensive Loss for the years ended December 31, 2000, 2001 and 2002

Consolidated Statements of Stockholders' Equity (Capital Deficit) for the years ended December 31, 2000, 2001 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002

Notes to the Consolidated Financial Statements

Item 15(a)(2) Financial Statement Schedules.

Reports of Independent Auditors with Respect to Schedule II

Schedule II.  Valuation and Qualifying Accounts

Other financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the consolidated financial statements filed or notes thereto.

Item 15(a)(3) Exhibits.

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

Item 15(b) Reports on Form 8-K.

No reports were filed on Form 8-K during the last quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2003.

                                   NCT Group, Inc.
                                   (Registrant)

                                   By: /s/ Michael J. Parrella
                                       ---------------------------------------
                                           Michael J. Parrella
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors
                                           (Principal Executive Officer)


                                   By: /s/ Cy E. Hammond
                                       ---------------------------------------
                                           Cy E. Hammond
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Capacity                          Date
--------------------------------------------------------------------------------

 /s/  Michael J. Parrella
 ----------------------------    Chi.ef Executive Officer and
      Michael J. Parrella     Chairman of the Board of Directors   April 4, 2003



 /s/  Irene Lebovics
 ----------------------------    President and Director            April 4, 2003
      Irene Lebovics


 /s/  John J. McCloy II
 ----------------------------          Director                    April 4, 2003
      John J. McCloy II


 /s/  Samuel A. Oolie
 ----------------------------          Director                    April 4, 2003
      Samuel A. Oolie

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     I, Michael J. Parrella, certify that:

1.   I have reviewed this annual report on Form 10-K of NCT Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 4, 2003
                                              /s/ MICHAEL J. PARRELLA
                                              ----------------------------------
                                              Michael J. Parrella
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     I, Cy E. Hammond, certify that:

1.   I have reviewed this annual report on Form 10-K of NCT Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 4, 2003
                                                         /s/ CY E. HAMMOND
                                                         ----------------------
                                                         Cy E. Hammond
                                                         Senior Vice President,
                                                         Chief Financial Officer

                        NCT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENT INDEX

                                                                                        Page
                                                                                       ------

Independent Auditors' Report (Eisner LLP)                                                F-1

Independent Auditor's Report (Goldstein Golub Kessler LLP)                               F-2

Consolidated Balance Sheets as of December 31, 2001 and 2002                             F-3

Consolidated   Statements  of   Operations   and   Consolidated   Statements  of         F-4
Comprehensive Loss for the years ended December 31, 2000, 2001 and 2002

Consolidated  Statements of Stockholders' Equity (Capital Deficit) for the years         F-5
ended December 31, 2000, 2001 and 2002

Consolidated  Statements  of Cash Flows for the years ended  December  31, 2000,         F-6
2001 and 2002

Notes to the Consolidated Financial Statements                                           F-7

Independent Auditors' Report on Schedule II (Eisner LLP)                                 F-66

Independent Auditor's Report on Schedule II (Goldstein Golub Kessler LLP)                F-67

Schedule II                                                                              F-68


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
NCT Group, Inc.


We have audited the accompanying consolidated balance sheet of NCT Group, Inc. and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of NCT Group, Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their consolidated cash flows for each of the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's cash flows have been absorbed in operating activities and it has incurred net losses from inception, has a working capital deficiency and is in default on certain convertible notes payable. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



/s/ EISNER LLP
--------------
    Eisner LLP



New York, New York
February 20, 2003


Except with respect to Note 26, March 13, 2003.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
NCT Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of NCT Group, Inc. and Subsidiaries (the "Company") as of December 31, 2000 (not presented herein), and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ GOLDSTEIN GOLUB KESSLER LLP
-------------------------------
    GOLDSTEIN GOLUB KESSLER LLP


New York, New York
April 9, 2001



NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Notes 3 and 10)
                                                                                          (in thousands, except share data)

                                                                                           December 31,        December 31,
                                                                                               2001                2002
                                                                                           ------------        ------------

ASSETS
Current assets:
  Cash and cash equivalents                                                                $        567        $        806
  Investment in available-for-sale marketable securities (Note 5)                                   882                 102
  Accounts receivable, net (Note 6)                                                                 716                 245
  Inventories, net  (Note 7)                                                                      1,385                 622
  Other current assets (Note 9)                                                                     773                 358
                                                                                           ------------        ------------
     Total current assets                                                                         4,323               2,133

Property and equipment, net (Note 8)                                                              1,844                 954
Goodwill, net (Notes 2 and 3)                                                                     7,184               7,184
Patent rights and other intangibles, net (Note 3)                                                 4,088               1,519
Other assets (Note 9)                                                                             2,570               1,779
                                                                                           ------------        ------------
                                                                                           $     20,009        $     13,569
                                                                                           ============        ============

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
     Accounts payable                                                                      $      5,553        $      4,648
     Accrued expenses (Note 12)                                                                  12,093              16,916
     Notes payable (Note 10)                                                                      3,208               3,540
     Current maturities of convertible notes (Note 10)                                           11,710              18,460
     Deferred revenue (Note 11)                                                                   4,616               2,877
     Other current liabilities (Note 13)                                                         19,779               7,101
                                                                                           ------------        ------------
             Total current liabilities                                                           56,959              53,542
                                                                                           ------------        ------------

Long-term liabilities:
     Deferred revenue (Note 11)                                                                   4,815               2,675
     Convertible notes  (Note 10)                                                                     -                 779
     Other liabilities (Note 13)                                                                  2,950               1,557
                                                                                           ------------        ------------
             Total liabilities                                                                    7,765               5,011
                                                                                           ------------        ------------
Commitments and contingencies (Note 21)

Minority interest in consolidated subsidiaries                                                    8,748               8,689
                                                                                           ------------        ------------
Capital deficit (Note 14):
Preferred stock, $.10 par value, 10,000,000 shares authorized:
    Convertible series H preferred stock, issued and outstanding, 0 and 1,800
     share, respectively (redemption amount $0 and $18,376,767, respectively)                          -              18,377
Common stock, $.01 par value, authorized 645,000,000 shares
     issued 428,830,800 and 483,474,345 shares, respectively                                      4,288               4,835
Additional paid-in capital                                                                      164,621             180,899
Accumulated other comprehensive income (loss)                                                        50                (516)
Accumulated deficit                                                                            (219,459)           (259,564)
Shares payable, 0 and 29,248,170 shares, respectively                                                  -               2,296
Treasury stock, 6,078,065 and 0 shares, respectively,
     of common stock, at cost                                                                    (2,963)                  -
                                                                                           ------------        ------------
             Total capital deficit                                                              (53,463)            (53,673)
                                                                                           ------------        ------------
                                                                                           $     20,009        $     13,569
                                                                                           ============        ============
The accompanying notes are an integral part of the consolidated financial statements.



NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Note 3)

                                                                                        (In thousands, except per share amounts)
                                                                                             For the Years Ended December 31,
                                                                                       -------------------------------------------
                                                                                          2000           2001             2002
REVENUE:                                                                               -----------    -----------      -----------

   Technology licensing fees and royalties                                             $   9,928      $   5,633        $   4,493
   Product sales, net                                                                      2,001          4,568            2,697
   Advertising/media                                                                         828            279              105
   Engineering and development services                                                       83            132               24
                                                                                       -----------    -----------      -----------
          Total revenue                                                                   12,840         10,612            7,319
                                                                                       -----------    -----------      -----------
COSTS, EXPENSES AND OTHER INCOME:
   Cost of product sales                                                                   2,127          3,340            1,279
   Cost of advertising/media                                                                 814            332               15
   Cost of engineering and development services                                               55              2                8
   Selling, general and administrative                                                    11,383         18,734           14,773
   Research and development                                                                4,412          5,966            4,711
   Provision for doubtful accounts                                                            25            249               77
   Impairment of goodwill, net (Notes 3 and 14)                                            3,073         14,114              300
   Impairment of other intangibles (Note 3)                                                    -              -            2,116
   Write downs of investment and repurchased licenses, net (Notes 2, 9 and 11)                 -         20,778            9,199
   Costs of exiting activities (Note 25)                                                       -          1,886              145
   Other operating income, net (Note 16)                                                    (412)          (937)            (321)
                                                                                       -----------    -----------      -----------
          Total operating costs, expenses and other income                                21,477         64,464           32,302
Non-operating items:
   Other (income) expense, net (Note 16)                                                    (162)        16,099            7,411
   Interest expense                                                                        1,880          6,170            7,725
   Interest income                                                                           (31)           (43)             (14)
                                                                                       -----------    -----------      -----------
          Total costs and expenses                                                        23,164         86,690           47,424
                                                                                       -----------    -----------      -----------
LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                                      (10,324)       (76,078)         (40,105)
  Cumulative effect of change in accounting principle (Note 9)                                 -         (1,582)               -
                                                                                       -----------    -----------      -----------

NET LOSS                                                                              $  (10,324)     $ (77,660)       $ (40,105)

Less:  Beneficial conversion features (Notes 10 and 14)                                    5,667  (a)       392               46
       Preferred stock dividends (Note 14)                                                   113            969            2,817
                                                                                       -----------    -----------      -----------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                               $ (16,104) (a) $ (79,021)       $ (42,968)
                                                                                       ===========    ===========      ===========
Loss per share attributable to common stockholders:
   Loss attributable to common stockholders before cumulative
     effect of change in accounting principle                                          $   (0.06)     $   (0.20)       $   (0.10)
   Cumulative effect of change in accounting principle                                         -          (0.01)               -
                                                                                       -----------    -----------      -----------
Basic and diluted loss per share attributable to common
     stockholders                                                                      $   (0.06)     $   (0.21)       $   (0.10)
                                                                                       ===========    ===========      ===========
Weighted average common shares outstanding -
   basic and diluted                                                                     292,758        377,084          446,423
                                                                                       ===========    ===========      ===========


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Note 3)
                                                                                           For the Years Ended December 31,
                                                                                       -------------------------------------------
                                                                                           2000            2001            2002
                                                                                       -----------    -----------      -----------
NET LOSS                                                                               $ (10,324)     $ (77,660)       $ (40,105)
Other comprehensive income (loss):
   Currency translation adjustment                                                            (7)            (8)            (566)
   Unrealized (loss)/adjustment of unrealized loss on marketable securities               (3,379)         3,379                -
                                                                                       ---------      -----------      -----------
COMPREHENSIVE LOSS                                                                     $ (13,710)     $ (74,289)       $ (40,671)
                                                                                       ===========    ===========      ===========
The accompanying notes are an integral part of the consolidated financial statements.


Footnote:
--------
(a) As adjusted (see Note 14 - Pro Tech Communications, Inc. Preferred Stock).



  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (Note 3)
  (in thousands)

                                                                                        Convertible Preferred Stock
                                                                               Series F           Series G          Series H
                                                                           Shares    Amount  Shares     Amount    Shares    Amount
 Balance at December 31, 1999                                                 5    $ 2,790       -    $     -        -     $     -
 Sale of common stock, less expenses of $49                                   -          -       -          -        -           -
 Common stock subject to reset provision                                      -          -       -          -        -           -
 Sale of preferred stock                                                      -         (5)      2      1,698        -           -
 Conversion of preferred stock                                               (5)    (2,865)     (1)    (1,159)       -           -
 Accretion and amortization of discount on beneficial
     conversion price to preferred shareholders                               -         80       -        762        -           -
 Discount on beneficial conversion price to preferred shareholders            -          -       -       (727)       -           -
 Exchange of series A preferred stock in subsidiary                           -          -       -          -        -           -
 Exchange of subsidiary common stock for NCT common stock                     -          -       -          -        -           -
 Sale of excess exchange shares of common stock net of
    commissions of $156                                                       -          -       -          -        -           -
 Shares issued for settlement obligations/prepayments                         -          -       -          -        -           -
 Expenses to be paid with common stock                                        -          -       -          -        -           -
 Shares issued as deposit for acquisition                                     -          -       -          -        -           -
 Shares issued for acquisition of subsidiaries                                -          -       -          -        -           -
 Shares issued for prepaid research and engineering costs                     -          -       -          -        -           -
 Sale of subsidiary stock in excess of net book value                         -          -       -          -        -           -
 Liability for make up of value on shares issued to ITC                       -          -       -          -        -           -
 Beneficial conversion feature on convertible note                            -          -       -          -        -           -
 Net loss                                                                     -          -       -          -        -           -
 Currency translation adjustment                                              -          -       -          -        -           -
 Shares issued upon exercise of warrants & options                            -          -       -          -        -           -
 Valuation of available-for-sale marketable securities                        -          -       -          -        -           -
 Compensatory stock options and warrants                                      -          -       -          -        -           -
                                                                  ------------------------------------------------------------------

 Balance at December 31, 2000                                                 -    $     -       1    $   574        -     $     -
 Sale of common stock                                                         -          -       -          -        -           -
 Sale of preferred stock                                                      -          -       -          -        -           -
 Conversion of preferred stock                                                -          -      (1)      (582)       -           -
 Dividend to preferred shareholders                                           -          -       -          8        -           -
 Exchange of series A preferred stock in subsidiary                           -          -       -          -        -           -
 Dividend and amortization of discount on beneficial conversion
     price to subsidiary preferred and common shareholders                    -          -       -          -        -           -
 Exchange of subsidiary common stock for common stock                         -          -       -          -        -           -
 Conversion of convertible debt plus inducement of $190                       -          -       -          -        -           -
 Exchange of subsidiary convertible debt for common stock                     -          -       -          -        -           -
 Sale of excess exchange shares of common stock net of
    commissions of $36                                                        -          -       -          -        -           -
 Shares issued for settlement obligations/prepayments                         -          -       -          -        -           -
 Expenses to be paid with common stock                                        -          -       -          -        -           -
 Shares returned for deposit of acquisition                                   -          -       -          -        -           -
 Shares issued for acquisition of subsidiaries, repurchased
   licenses and exercise of option, less expenses of $237                     -          -       -          -        -           -
 Liability for make up of value on shares issued to ITC                       -          -       -          -        -           -
 Warrants issued in conjunction with convertible debt                         -          -       -          -        -           -
 Beneficial conversion features on convertible debt                           -          -       -          -        -           -
 Net loss                                                                     -          -       -          -        -           -
 Currency translation adjustment                                              -          -       -          -        -           -
 Shares issued upon exercise of warrants                                      -          -       -          -        -           -
 Valuation of available-for-sale marketable securities                        -          -       -          -        -           -
 Compensatory common stock grants                                             -          -       -          -        -           -
 Compensatory stock options and warrants                                      -          -       -          -        -           -
                                                                  ------------------------------------------------------------------


 Balance at December 31, 2001                                                 -    $     -       -    $     -        -     $     -
 Sale of preferred stock, net                                                 -          -       -          -        2      18,000
 Dividend to preferred shareholders                                           -          -       -          -        -         377
 Charges for the non-registration of the underlying shares of NCT
     to subsidiary preferred shareholders                                     -          -       -          -        -           -
 Dividend and amortization of discounts on beneficial conversion
     price to subsidiary preferred shareholders                               -          -       -          -        -           -
 Exchange of subsidiary common stock for common stock                         -          -       -          -        -           -
 Conversion of convertible debt                                               -          -       -          -        -           -
 Exchange of subsidiary convertible debt for common stock                     -          -       -          -        -           -
 Shares issued for settlement obligations/prepayments                         -          -       -          -        -           -
 Shares payable for settlement obligations                                    -          -       -          -        -           -
 Retirement of treasury stock                                                 -          -       -          -        -           -
 Warrants issued in conjunction with convertible debt
     and related rights                                                       -          -       -          -        -           -
 Beneficial conversion feature on convertible debt                            -          -       -          -        -           -
 Net loss                                                                     -          -       -          -        -           -
 Currency translation adjustment                                              -          -       -          -        -           -
 Compensatory stock options and warrants                                      -          -       -          -        -           -
 Expenses related to prior sale of stock                                      -          -       -          -        -           -

                                                                  ------------------------------------------------------------------
 Balance at December 31, 2002                                                 -    $     -       -    $     -        2     $18,377
                                                                  ------------------------------------------------------------------
 The accompanying notes are an integral part of the consolidated financial statements.


  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (Note 3)
  (in thousands)
                                                                                                                       Accumulated
                                                                                           Additional     Accumu-         Other
                                                                         Common Stock        Paid-in       lated       Comprehensive
                                                                      Shares     Amount      Capital      Deficit      Income/(Loss)
 Balance at December 31, 1999                                         268,771   $ 2,688    $ 130,865    $ (131,475)     $     65
 Sale of common stock, less expenses of $49                             2,467        25          426             -             -
 Common stock subject to reset provision                                    -         -          600             -             -
 Sale of preferred stock                                                    -         -            -             -             -
 Conversion of preferred stock                                         28,376       284        3,740             -             -
 Accretion and amortization of discount on beneficial
     conversion price to preferred shareholders                             -         -         (842)            -             -
 Discount on beneficial conversion price to preferred shareholders          -         -          727             -             -
 Exchange of series A preferred stock in subsidiary                       635         6          311             -             -
 Exchange of subsidiary common stock for NCT common stock                   -         -        3,124             -             -
 Sale of excess exchange shares of common stock net of
    commissions of $156                                                     -         -        2,275             -             -
 Shares issued for settlement obligations/prepayments                   1,528        15        1,518             -             -
 Expenses to be paid with common stock                                      -         -            -             -             -
 Shares issued as deposit for acquisition                                 245         2          123             -             -
 Shares issued for acquisition of subsidiaries                         21,319       213        7,105             -             -
 Shares issued for prepaid research and engineering costs               9,524        95        2,905             -             -
 Sale of subsidiary stock in excess of net book value                       -         -          950             -             -
 Liability for make up of value on shares issued to ITC                     -         -         (812)            -             -
 Beneficial conversion feature on convertible note                          -         -        1,000             -             -
 Net loss                                                                   -         -            -       (10,324)            -
 Currency translation adjustment                                            -         -            -             -            (7)
 Shares issued upon exercise of warrants & options                      1,285        13          735             -             -
 Valuation of available-for-sale marketable securities                      -         -            -             -        (3,379)
 Compensatory stock options and warrants                                    -         -           88             -             -
                                                                  ------------------------------------------------------------------

 Balance at December 31, 2000                                         334,150   $ 3,341    $ 154,838    $ (141,799)     $ (3,321)
 Sale of common stock                                                   2,000        20          166             -             -
 Sale of preferred stock                                                    -         -            -             -             -
 Conversion of preferred stock                                          7,218        72          510             -             -
 Dividend to preferred shareholders                                         -         -           (8)            -             -
 Exchange of series A preferred stock in subsidiary                     2,976        30          267             -             -
 Dividend and amortization of discount on beneficial conversion
     price to subsidiary preferred and common shareholders                  -         -       (1,353)            -             -
 Exchange of subsidiary common stock for common stock                   7,832        78        1,155             -             -
 Conversion of convertible debt plus inducement of $190                 4,303        43          707             -             -
 Exchange of subsidiary convertible debt for common stock              32,925       330        3,329             -             -
 Sale of excess exchange shares of common stock net of
    commissions of $36                                                      -         -          164             -             -
 Shares issued for settlement obligations/prepayments                   3,838        38         (221)            -             -
 Expenses to be paid with common stock                                      -         -            -             -             -
 Shares returned for deposit of acquisition                              (245)       (2)        (123)            -             -
 Shares issued for acquisition of subsidiaries, repurchased
   licenses and exercise of option, less expenses of $237              23,476       234        2,138             -             -
 Liability for make up of value on shares issued to ITC                     -         -         (610)            -             -
 Warrants issued in conjunction with convertible debt                       -         -          747             -             -
 Beneficial conversion features on convertible debt                         -         -        1,748             -             -
 Net loss                                                                   -         -            -       (77,660)            -
 Currency translation adjustment                                            -         -            -             -            (8)
 Shares issued upon exercise of warrants                               10,000       100          700             -             -
 Valuation of available-for-sale marketable securities                      -         -            -             -         3,379
 Compensatory common stock grants                                         358         4           30             -             -
 Compensatory stock options and warrants                                    -         -          437             -             -
                                                                  ------------------------------------------------------------------


 Balance at December 31, 2001                                         428,831   $ 4,288    $ 164,621    $ (219,459)     $     50
 Sale of preferred stock, net                                               -         -        5,309             -             -
 Dividend to preferred shareholders                                         -         -         (377)            -             -
 Charges for the non-registration of the underlying shares of NCT
     to subsidiary preferred shareholders                                   -         -            -             -             -
 Dividend and amortization of discounts on beneficial conversion
     price to subsidiary preferred shareholders                             -         -       (2,486)            -             -
 Exchange of subsidiary common stock for common stock                   6,073        61          409             -             -
 Conversion of convertible debt                                         5,611        56          348             -             -
 Exchange of subsidiary convertible debt for common stock               2,599        26          193             -             -
 Shares issued for settlement obligations/prepayments                  46,438       465        3,260             -             -
 Shares payable for settlement obligations                                  -         -            -             -             -
 Retirement of treasury stock                                          (6,078)      (61)      (2,902)            -             -
 Warrants issued in conjunction with convertible debt
     and related rights                                                     -         -        4,492             -             -
 Beneficial conversion feature on convertible debt                          -         -        3,422             -             -
 Net loss                                                                   -         -            -       (40,105)            -
 Currency translation adjustment                                            -         -            -             -          (566)
 Compensatory stock options and warrants                                    -         -        4,747             -             -
 Expenses related to prior sale of stock                                    -         -         (137)            -             -

                                                                  ------------------------------------------------------------------
 Balance at December 31, 2002                                         483,474   $ 4,835    $ 180,899    $ (259,564)     $   (516)  $
                                                                  ------------------------------------------------------------------
 The accompanying notes are an integral part of the consolidated financial statements.



  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (Note 3)
  (in thousands)


                                                                                   Unearned
                                                                                   Portion   Expenses
                                                                                   Compen-   to be Paid
                                                                      Shares       satory      with
                                                                     Receivable    Option/    Common    Treasury Stock
                                                                      Payable      Warrant     Stock    Shares     Amount   Total
 Balance at December 31, 1999                                       $ (1,000)      $ (55)   $ (1,282)    6,078  $ (2,963)   $  (367)
 Sale of common stock, less expenses of $49                                -           -           -         -         -        451
 Common stock subject to reset provision                                   -           -           -         -         -        600
 Sale of preferred stock                                               1,000           -           -         -         -      2,693
 Conversion of preferred stock                                             -           -           -         -         -          -
 Accretion and amortization of discount on beneficial
     conversion price to preferred shareholders                            -           -           -         -         -          -
 Discount on beneficial conversion price to preferred shareholders         -           -           -         -         -          -
 Exchange of series A preferred stock in subsidiary                        -           -           -         -         -        317
 Exchange of subsidiary common stock for NCT common stock                  -           -           -         -         -      3,124
 Sale of excess exchange shares of common stock net of                                             -
    commissions of $156                                                    -           -           -         -         -      2,275
 Shares issued for settlement obligations/prepayments                      -           -        (547)        -         -        986
 Expenses to be paid with common stock                                     -           -       1,267         -         -      1,267
 Shares issued as deposit for acquisition                                  -           -           -         -         -        125
 Shares issued for acquisition of subsidiaries                          (213)          -           -         -         -      7,105
 Shares issued for prepaid research and engineering costs                  -           -           -         -         -      3,000
 Sale of subsidiary stock in excess of net book value                      -           -           -         -         -        950
 Liability for make up of value on shares issued to ITC                    -           -           -         -         -       (812)
 Beneficial conversion feature on convertible note                         -           -           -         -         -      1,000
 Net loss                                                                  -           -           -         -         -    (10,324)
 Currency translation adjustment                                           -           -           -         -         -         (7)
 Shares issued upon exercise of warrants & options                         -           -           -         -         -        748
 Valuation of available-for-sale marketable securities                     -           -           -         -         -     (3,379)
 Compensatory stock options and warrants                                   -          18           -         -         -        106
                                                                    ----------------------------------------------------------------

 Balance at December 31, 2000                                       $   (213)      $ (37)    $  (562)    6,078  $ (2,963)   $ 9,858
 Sale of common stock                                                      -           -           -         -         -        186
 Sale of preferred stock                                                   -           -           -         -         -          -
 Conversion of preferred stock                                             -           -           -         -         -          -
 Dividend to preferred shareholders                                        -           -           -         -         -          -
 Exchange of series A preferred stock in subsidiary                        -           -           -         -         -        297
 Dividend and amortization of discount on beneficial conversion
     price to subsidiary preferred and common shareholders                 -           -           -         -         -     (1,353)
 Exchange of subsidiary common stock for common stock                      -           -           -         -         -      1,233
 Conversion of convertible debt plus inducement of $190                    -           -           -         -         -        750
 Exchange of subsidiary convertible debt for common stock                  -           -           -         -         -      3,659
 Sale of excess exchange shares of common stock net of
    commissions of $36                                                     -           -           -         -         -        164
 Shares issued for settlement obligations/prepayments                      -           -           -         -         -       (183)
 Expenses to be paid with common stock                                     -           -         562         -         -        562
 Shares returned for deposit of acquisition                                -           -           -         -         -       (125)
 Shares issued for acquisition of subsidiaries, repurchased
   licenses and exercise of option, less expenses of $237                213           -           -         -         -      2,585
 Liability for make up of value on shares issued to ITC                    -           -           -         -         -       (610)
 Warrants issued in conjunction with convertible debt                      -           -           -         -         -        747
 Beneficial conversion features on convertible debt                        -           -           -         -         -      1,748
 Net loss                                                                  -           -           -         -         -    (77,660)
 Currency translation adjustment                                           -           -           -         -         -         (8)
 Shares issued upon exercise of warrants                                   -           -           -         -         -        800
 Valuation of available-for-sale marketable securities                     -           -           -         -         -      3,379
 Compensatory common stock grants                                          -           -           -         -         -         34
 Compensatory stock options and warrants                                   -          37           -         -         -        474
                                                                    ----------------------------------------------------------------


 Balance at December 31, 2001                                       $      -       $   -           -     6,078  $ (2,963) $ (53,463)
 Sale of preferred stock, net                                              -           -           -         -         -     23,309
 Dividend to preferred shareholders                                        -           -           -         -         -         -
 Charges for the non-registration of the underlying shares of NCT
     to subsidiary preferred shareholders                                  -           -           -         -         -         -
 Dividend and amortization of discounts on beneficial conversion
     price to subsidiary preferred shareholders                            -           -           -         -         -     (2,486)
 Exchange of subsidiary common stock for common stock                      -           -           -         -         -        470
 Conversion of convertible debt                                            -           -           -         -         -        404
 Exchange of subsidiary convertible debt for common stock                  -           -           -         -         -        219
 Shares issued for settlement obligations/prepayments                      -           -           -         -         -      3,725
 Shares payable for settlement obligations                             2,296           -           -         -         -      2,296
 Retirement of treasury stock                                              -           -           -    (6,078)    2,963         -
 Warrants issued in conjunction with convertible debt
     and related rights                                                    -           -           -         -         -      4,492
 Beneficial conversion feature on convertible debt                         -           -           -         -         -      3,422
 Net loss                                                                  -           -           -         -         -    (40,105)
 Currency translation adjustment                                           -           -           -         -         -       (566)
 Compensatory stock options and warrants                                   -           -           -         -         -      4,747
 Expenses related to prior sale of stock                                   -           -           -         -         -       (137)

                                                                    ----------------------------------------------------------------
 Balance at December 31, 2002                                          2,296       $   -           -         -       $ -  $ (53,673)
                                                                    ----------------------------------------------------------------
 The accompanying notes are an integral part of the consolidated financial statements.



NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 3 and 17)
                                                                                                   (In thousands)
                                                                                           For the Years Ended December 31,
                                                                                       ----------------------------------------
                                                                                           2000          2001          2002
                                                                                       ------------  ------------  ------------

Cash flows from operating activities:
  Net loss                                                                              $ (10,324)    $ (77,660)    $ (40,105)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                           2,014         2,977         1,305
    Common stock, warrants and options issued as consideration for:
    Compensation                                                                              106            37           169
    Operating expenses                                                                        497           637         4,792
    Costs incurred related to convertible debt                                                  -         5,364         5,970
    Provision for inventory                                                                   100           691            76
    Provision for doubtful accounts and uncollectible amounts                                 803         1,249           239
    (Gain) loss on disposition of fixed assets                                                (12)           30             5
    Write downs of investment and repurchased licenses, net (Notes 2,9 and 11)                  -        20,778         9,199
    Impairment of goodwill, net (Notes 3 and 11)                                            3,073        14,114           300
    Impairment of other intangibles (Note 3)                                                    -             -         2,116
    Costs of exiting activities (Note 25)                                                       -         1,886           145
    Beneficial conversion feature on convertible note (Note 10)                             1,000           946         2,305
    Common stock received for license fee                                                  (6,000)            -             -
    Common stock and warrants to be received for license fee                                 (384)            -             -
    Convertible note induced conversion expense                                                 -           190             -
    Realized loss on available-for-sale securities (Note 5)                                     -         7,036           765
    Realized loss on fair value of warrant (Note 9)                                             -         1,355           151
    Cumulative effect of change in accounting principle (Note 9)                                -         1,582             -
    Loss on sale of NXT ordinary shares (Note 4)                                                -         2,301             -
    Forgiveness of debt                                                                         -           (67)            -
    Amortization of debt discounts                                                              -         3,348         2,888
    Minority interest loss                                                                      -          (473)         (458)
    Changes in operating assets and liabilities, net of acquisitions:
      (Increase) decrease in accounts receivable                                           (4,624)        2,432           132
      Decrease in inventories                                                                 636           109           331
      (Increase) decrease in other assets                                                  (2,072)         (680)          971
      Increase (decrease) in accounts payable and accrued expense                            (886)        3,578         3,164
      Increase (decrease) in other liabilities and deferred revenue                         5,562        (3,784)       (4,140)
                                                                                       ------------  ------------  ------------
  Net cash used in operating activities                                                 $ (10,511)    $ (12,024)    $  (9,680)
                                                                                       ------------  ------------  ------------
Cash flows from investing activities:
    Capital expenditures                                                                $    (322)    $  (1,377)    $      (3)
    Net cash paid for Artera Group International Limited acquisition                            -          (100)            -
    Decrease in restricted cash                                                               667             -             -
    Payment for shares of DMC New York (repurchased licenses)                                   -        (1,000)            -
    Proceeds from sale of equipment                                                            26            11            11
    Proceeds from sale of NXT ordinary shares                                                   -         6,858             -
    Cash and cash equivalents received from acquisitions                                       88             -             -
                                                                                       ------------  ------------  ------------
  Net cash provided by investing activities                                             $     459     $   4,392     $       8
                                                                                       ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from:
    Issuance of convertible notes and notes payable, net (Note 10)                      $   2,944     $   5,695     $  10,609
    Sale of preferred stock, net                                                            1,963             -             -
    Sale of subsidiary preferred stock, net                                                 1,500           418           110
    Sale of subsidiary common stock                                                         1,000             -             -
    Sale of excess exchange shares                                                          2,275           164             -
    Sale of common stock                                                                      500           186             -
    Collection of subscription receivable                                                     995           213             -
    Exercise of stock options and warrants, net                                               748           800             -
    Repayment of notes                                                                     (1,825)         (436)         (497)
                                                                                       ------------  ------------  ------------
  Net cash provided by financing activities                                             $  10,100     $   7,040     $  10,222
                                                                                       ------------  ------------  ------------
Effect of exchange rate changes on cash                                                 $      (7)    $      (8)    $    (311)
                                                                                       ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents                                           41          (600)          239
Cash and cash equivalents - beginning of period                                             1,126         1,167           567
                                                                                       ------------  ------------  ------------
Cash and cash equivalents - end of period                                               $   1,167     $     567     $     806
                                                                                       ============  ============  ============
The accompanying notes are an integral part of the consolidated financial statements.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     Background:

     NCT Group, Inc. and subsidiaries (collectivley referred to as the "company," "NCT," "we," "our" or "us") is a technology developer with a portfolio of patents and related rights and other non-patented technology. Our technology allows us to develop products, services and applications that we market to various industries, including telecommunications. NCT operates in three segments: communications, media and technology. Product offerings of our communications segment include: our communications, consumer and industrial headsets; ClearSpeech(R) microphones, speakers, and a suite of noise and echo cancellation algorithms; an aircraft cabin quieting system; and Artera Turbo Internet speed enhancement service. Product offerings of our media segment include Sight & Sound(R) place-based audio and billboard media and Gekko(TM)
flat speakers, prints and subwoofers. Our technology segment provides Java(TM)-language based microprocessor cores.

     NCT has experienced substantial losses from operations since its inception, which cumulatively amounted to $259.6 million through December 31, 2002. Cash and cash equivalents amounted to $0.8 million at December 31, 2002. A working capital deficit of $51.4 million exists at December 31, 2002. NCT is in default of $2.9 million of its notes payable and $8.1 million of its convertible notes at December 31, 2002. Management believes that currently available funds will not be sufficient to sustain NCT at present levels. NCT's ability to continue as a going concern is dependent on funding from several sources, including available cash and cash equivalents and cash inflows generated from its revenue sources, particularly technology licensing fees and royalties and product sales. The level of realization of funding from the company's revenue sources is presently uncertain. If anticipated revenue does not generate sufficient cash, management believes additional working capital financing must be obtained. We are attempting to raise additional capital through debt and equity financings in order to fund operations (see Note 26). There is no assurance any such financing is or would become available.

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

     The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2002 about the company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

2.   Acquisitions:

DMC New York, Inc.

     In June 2002, we acquired the remaining 12,000 shares (75%) of the outstanding capital stock of DMC New York, Inc. ("DMC NY") in exchange for 1,800 shares of our series H preferred stock and $0.1 million net proceeds from Crammer Road LLC (see Notes 14 and 18). We had accrued $14.0 million for this 75% interest in the second quarter of 2001 (see Note 13). DMC NY was the owner of 16 licenses previously purchased from our subsidiary, Distributed Media Corporation ("DMC") in 1999. The purchase of the remaining 75% of DMC NY has been valued at the estimated fair value of the NCT common stock underlying our series H preferred stock of $23.2 million ($18 million stated value and approximately $5.2 million representing the additional fair value resulting from the conversion rate of 75% of the fair market value, as defined, of NCT common stock into which the series H preferred stock is convertible). Because DMC NY has not commenced operations, we recorded an aggregate charge of $9.2 million for this acquisition for the year ended December 31, 2002 classified on our consolidated statement of operations as write downs of investment and repurchased licenses, net. DMC NY has not recorded any revenue and apart from its New York metropolitan area license rights, has no other assets or operations. We had acquired a 25% interest in DMC NY on April 12, 2001 for $4.0 million. The consideration consisted of a $1.0 million convertible note due December 31, 2001 issued to Crammer Road, $1.0 million cash and $2.0 million of our common stock (13.3 million shares) (see Note 14). Our consolidated statement of operations for the year ended December 31, 2001 includes an aggregate charge of $18.0 million for this acquisition classified as write downs of investment and repurchased licenses, net. The aggregate cost for our acquisition of these 16,000 shares (25% in 2001 and 75% in 2002) was $27.2 million. The purchase price was arrived at in various negotiations between NCT and Crammer Road. The acquisition resulted in our control of the number one designated market area. We did not obtain an independent valuation. The company's acquisition of DMC NY is summarized as follows:


                                                    DMC New York
  Date      Consideration                          Shares Acquired       % Interest       Expected Fair Value
  ----      -------------                          ---------------       ----------       -------------------
 4/12/01    $1.0 million cash                            1,000               6.25%           $1.0 million
 4/12/01    $1.0 million note                            1,000               6.25%           $1.0 million
 4/12/01    13.3 million shares common stock             2,000              12.50%           $2.0 million
 6/24/02    1,800 shares series H preferred stock       12,000              75.00%          $23.2 million


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

     (In thousands of dollars)

       Current assets                                       $      484
       Property, plant and equipment                               467
       Goodwill                                                 10,095
       Current liabilities                                      (4,031)
       Other liabilities                                           (45)
                                                            -----------
       Fair market value of acquired entity                  $   6,970
                                                            ===========

     On December 18, 2001, the Board of Directors of Artera Group International Limited decided to suspend underperforming operations and reduce the number of employees. On March 21, 2002, the Board of Directors of Artera Group International Limited determined to cease operations (see Note 25).

Theater Radio Network, Inc.

     On August 18, 2000, we acquired from the five sole stockholders of Theater Radio Network, Inc. 100% of the outstanding capital stock of Theater Radio Network, a provider of in-theater audio advertising in multiplex cinemas, through DMC Cinema, a newly formed subsidiary of NCT's subsidiary, DMC. The acquisition included our issuance of restricted shares of NCT common stock and a 7.5% equity interest in DMC Cinema. The purchase agreement provided that a specified amount of $2,395,000 in shares of NCT common stock would be issued to the selling shareholders. NCT had an obligation to register the shares represented by this specified amount. In the event that NCT's trailing twenty-day closing bid price declined before NCT requested effectiveness of its registration statement from the Securities and Exchange Commission ("SEC"), NCT was required to issue additional shares to the selling shareholders to provide them the specified amount. We refer to this provision as the fill-up provision. We initially issued 7,405,214 shares of NCT common stock based upon a trailing twenty-day closing bid price of $0.3376. Of such shares, 311,019 shares were issued to the placement agent for the transaction for services rendered, aggregating $105,000. The placement agent's shares were not subject to the fill-up provision. Due to the fill-up provision, in February 2001, we issued 2,455,248 additional shares of NCT common stock to the five selling shareholders based upon a trailing twenty-day closing bid price of $0.2508 to make-up for the diminished value. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $2.8 million (see Note
3). The issuance of the additional shares did not affect the cost of the acquired company.

     Additional NCT shares may be required to be issued as an earnout based upon cumulative revenue of Theater Radio Network (now DMC Cinema). The selling shareholders have demand registration rights for these earnout shares. The earnout provides that if DMC Cinema has accrued revenue of at least $3.3 million between August 1, 2000 and December 31, 2001, a number of shares of NCT common stock having a value of $1.25 million, based upon the trailing twenty-day closing bid price on December 31, 2001, will be issued to the selling shareholders and the placement agent. If the accrued revenue for this period is less than $3.3 million, then the number of shares of NCT common stock to be issued would be prorated to the number (based upon the trailing twenty-day closing bid price on December 31, 2001) equal to the product of $1.25 million multiplied by a fraction which is the actual accrued revenue for such period divided by $3.3 million. Further, if DMC Cinema has accrued revenue of at least $4.7 million between August 1, 2000 and June 30, 2002, an additional number of shares of NCT common stock having a value of $1.25 million, based upon the trailing twenty-day closing bid price on June 30, 2002, will be issued. If DMC Cinema's accrued revenue for such period is less than $4.7 million, then the number of shares to be issued will be prorated to that number of shares of NCT common stock having a value (based upon the trailing twenty-day closing bid price on June 30, 2002) equal to the product of $1.25 million multiplied by a fraction which is the actual accrued revenue for such period divided by $4.7 million. The issuance of additional NCT shares of common stock pursuant to the earnout provision would increase our cost of the acquisition. As of December 31, 2002, approximately $0.6 million was accrued for this earnout obligation which is included in other liabilities (see Note 13). This accrual increased our cost of the acquisition (see Note 3).

Midcore Software, Inc.

     On August 29, 2000, NCT acquired 100% of the outstanding capital stock of Midcore Software, Inc., a provider of Internet infrastructure software for business networks, through a merger with Midcore Software, Inc., a newly formed, wholly-owned subsidiary of NCT. In connection therewith, we initially issued to Midcore's selling shareholders 13,913,355 restricted shares of our common stock based upon a 10-day volume-weighted average closing bid price of $0.34626 per share, for an aggregate value of $4.8 million. In addition, the purchase consideration includes $1.8 million to be paid by NCT in cash, over 36 months, the timing of which is based upon earned royalties. If after 36 months the total royalty has not been earned, or if earned but not fully paid, then the recipients may elect at their discretion either to continue to receive payment of the royalties in accordance with the merger agreement, or receive the unpaid balance in the form of NCT's common stock. We recorded the entire $1.8 million obligation as a liability. Through December 31, 2002, approximately $29,000 of this liability has been paid. We are obligated to issue additional shares of common stock if the value of shares issued at the closing which were not registered is less than $1.5 million on the third anniversary of the closing. The acquisition was accounted for as a purchase and resulted in goodwill of approximately $6.4 million.

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

Pro Tech Communications, Inc.

     On September 12, 2000, our wholly-owned subsidiary, NCT Hearing Products, Inc., granted an exclusive license to Pro Tech Communications, Inc. for rights to specified NCT technologies for use in lightweight cellular, multimedia and telephony headsets. In exchange, NCT Hearing received 23.4 million shares of Pro Tech's common stock, net of shares used to compensate an outside consultant, representing approximately 83% of Pro Tech's common shares then issued and outstanding. The acquisition was accounted for as a purchase and resulted in negative goodwill of approximately $0.1 million. The purchase price was approximately $2.6 million, determined by the market value of the shares of Pro Tech common stock received by NCT Hearing. NCT recognized approximately $2.5 million of license fee revenue with respect to this transaction, which amount represents the license fee revenue applicable to the minority interest shareholders. Pro Tech sells high quality, lightweight headsets to high-profile users, including Muzak and McDonald's. Pro Tech's common stock currently trades under the symbol "PCTU" on the NASD OTC Bulletin Board. As a condition precedent to the transaction, NCT Hearing had identified, and introduced to Pro Tech, the investors who agreed to provide $1.5 million in equity financing to Pro Tech for 1,500 shares of series A convertible preferred stock of Pro Tech (see Note 14). The investors paid $1.5 million in cash which was used by Pro Tech for working capital.

     Based upon our 2000 acquisitions of Theater Radio Network, Midcore and Pro Tech, a summary of the assets acquired and liabilities assumed, at estimated fair market value, is as follows:

     (In thousands of dollars)

       Current assets                                              $   1,484
       Property, plant and equipment                                     272
       Goodwill                                                        9,100
       Other assets                                                    2,750
       Current liabilities                                            (2,726)
       Other liabilities                                              (1,350)
                                                                   ----------
       Fair market value of acquired entities                      $   9,530
                                                                   ==========

     The results of operations of the acquired entities are included in NCT's consolidated statements of operations from the respective dates of acquisition. The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the acquisitions had occurred at each of the beginning of the year acquired and the beginning of the immediately preceding year. For the years ended 2000, 2001 and 2002, pro forma adjustments include additional amortization expense of $1.4 million, $0.1 million and zero, respectively. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operations of the company or the results of operations of the company had the acquisitions occurred on January 1, 2000, January 1, 2001 and January 1, 2002:

(Unaudited; in thousands, except per share data)

                                                                 Years Ended December 31,
                                               -------------------------------------------------------------
                                                2000 (a,b,c)          2001 (b,c)             2002 (c)
                                                ------------          ----------             --------
Net revenue                                    $   17,606             $  10,859              $  7,462
Net loss                                          (17,984)              (78,025)              (40,105)
Loss attributable to common stockholders          (23,764)              (79,386)              (42,968)
Loss per common share - basic and diluted           (0.08)                (0.21)                (0.10)



Footnotes:
---------
(a)  Includes Theater Radio Network, Midcore and Pro Tech acquisitions.
(b)  Includes Artera Group International Limited acquisition.
(c) Includes DMC NY acquisition that did not have any effect on the pro forma results.

3.   Summary of Significant Accounting Policies:

Basis of Presentation:

     The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries after elimination of all significant intercompany transactions and accounts. We include losses from our majority owned subsidiaries in our consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of such minority shareholders' interests. Losses in excess of that amount are bourne by NCT. Such amounts from our Pro Tech Communications, Inc. subsidiary bourne by NCT for the year ended December 31, 2002 amounted to $2.0 million. Future earnings of our majority owned subsidiaries otherwise attributable to minority shareholders' interests will be allocated again to minority shareholders only after future earnings are sufficient to recover the cumulative losses previously absorbed by NCT. Investments in less than majority-owned affiliates over which we exercise significant influence are accounted for under the equity method. All other investments in affiliates are carried at cost.

Estimates:

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, useful lives for depreciation and amortization periods of tangible and intangible assets and the assumptions underlying projections of cash flow regarding testing for impairment of long-lived assets. The markets for the company's products and services are characterized by intense competition, rapid technological development, evolving standards, all of which could impact the future realizability of the company's assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

Reclassifications:

     Some amounts in prior years' financial statements have been reclassified to conform to the current year's presentation.

Income Taxes:

     Deferred income taxes are provided for the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Cash and cash equivalents:

     Cash and cash equivalents include all highly liquid investments with original maturities at acquisition of three months or less.

Revenue Recognition:

     In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which we adopted effective January 1, 2000. The adoption of SAB No. 101 did not have a material effect on our financial statements, and therefore, no cumulative effect of a change in accounting principle has been recorded. SAB No. 101 addresses, among other items, when revenue relating to various license fees should be recognized. The company performs a detailed analysis of its license fee revenue and records deferred revenue and associated expenses. These deferred amounts are recognized over the life of each specific license when no other performance conditions exist.

     Revenue, other than license fee revenue accounted for under SAB No. 101, is recognized when earned. Revenue from product sales is recognized when the product is shipped and title has passed. Revenue from advertising sales is recognized when the advertisements are aired and displayed (see Note 21). Revenue from engineering and development services is generally recognized and billed as the services are performed. However, for some engineering and development services contracts, revenue is recognized using the percentage of completion method after 10% of the total estimated costs have been incurred. Under the percentage of completion method, revenue and gross profit are recognized as work is performed based on the relationship of actual costs incurred to total estimated costs at completion. Estimated losses are recorded when identified. No revenue was recognized under the percentage of completion method for the years ended December 31, 2000, 2001 and 2002.

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

     Marketable debt securities that NCT has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at market value except as described in Note 9, with the change in market value during the period excluded from the statements of operations unless it is occasioned by an other-than-temporary decline in value and recorded net of income taxes as a separate component of stockholders' equity (capital deficit). The company reviews declines in value of its portfolio when general market conditions change or specific information pertaining to an industry or individual company becomes available. The factors considered in assessing whether a decline is other than temporary include: our evaluation of the length of the time and the extent to which the market value of the industry has been depressed or the market value of the security has been less than cost; evaluation of financial condition and near-term prospects of the business, including cash sufficiency and new product developments; assessment of observable marketplace-determined values and trends; and our intent and ability to retain our investment in the business for a sufficient period of time to allow for any anticipated recovery in market value. At December 31, 2001 and 2002, all of the company's marketable securities have been deemed available-for-sale securities.

Derivative Instruments:

     Derivatives are reported at their fair values at each reporting date with any gains or losses reported in the company's statements of operations. Our adoption of Statement of Financial Accounting Standards ("SFAS") 138, "Accounting for Certain Derivative Instruments - an Amendment of SFAS 133," effective January 1, 2001, resulted in a $1.6 million charge which is reflected as cumulative effect of change in accounting principle on the consolidated statements of operations for the year ended December 31, 2001. For the years ended December 31, 2001 and 2002, fair value charges of $1.4 million and $0.2 million, respectively, are included in other (income) expense (see Note 16).

Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. NCT assesses the realizability of inventories by periodically conducting a physical inventory and reviewing the movement of inventory to determine the value of items which are slow moving and obsolete. The potential for near-term product engineering changes and/or technological obsolescence and current realizability are considered in determining the adequacy of inventory reserves. At December 31, 2001 and 2002, the company's inventory reserves were $0.8 million and $0.4 million, respectively.

Property and Equipment:

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives or the related lease term.

Deferred Charges:

     Deferred charges, included on the consolidated balance sheets in other assets, primarily represent costs related to the installation of digital broadcast station systems at customer locations. Such installation costs consist of labor costs attributable to contractor installation and outside management fees and benefit the future. The company amortizes such deferred charges over the lesser of the estimated useful life or the life of the site agreement. In the event a site is removed, the unamortized deferred charges relating to that site are then expensed in full. In each of 2000, 2001 and 2002, the company amortized approximately $0.1 million of deferred charges and wrote off unamortized charges relating to removals of approximately $0.2 million, zero and $0.1 million, respectively, included in research and development expenses on the consolidated statements of operations. At December 31, 2001 and 2002, deferred charges were $0.5 million and $0.4 million, respectively (see Note 9).

Software Costs:

     It is our policy to capitalize costs in connection with the internal development or purchase of computer software products to be sold, leased or otherwise marketed after technological feasibility has been established. Capitalized software costs are included in property and equipment and are being amortized over the products estimated useful life. During the years ended December 31, 2001 and 2002, $0.2 million and zero, respectively, of software costs were capitalized.

Goodwill and Intangible Assets with Indefinite Useful Lives:

     The excess of the consideration paid over the fair value of net assets (including indentifiable intangibles) acquired in business combinations is recorded as goodwill. Goodwill is also recorded by the company upon the acquisition of some or all of the stock held by minority shareholders of a subsidiary, except where such accounting is, in substance, the purchase of licenses previously sold to such minority shareholders or their affiliates.

     NCT adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, we ceased amortizing goodwill and intangible assets with indefinite useful lives and test them for impairment at least annually and whenever there is an impairment indicator. All acquired goodwill and intangible assets with indefinite useful lives were assigned to reporting units (an operating segment or a component of an operating segment that constitutes a business for which discrete financial information is available) for purposes of impairment testing and segment reporting. Our reporting units with goodwill consist of Advancel Logic Corporation within the technology operating segment, and NCT Hearing and Midcore Software, Inc./Artera Group, Inc., both of which are within the communications operating segment. We have no intangible assets with indefinite useful lives. The carrying value of our goodwill by operating segment follows:

     (in thousands)


                        Media       Communications     Technology
                       Segment         Segment          Segment          Total
                      -----------    -----------      -----------    -----------
Balance as of
 January 1, 2002       $    -         $  6,845         $   339        $  7,184
Goodwill acquired         300                -               -             300
Impairment losses        (300)               -               -            (300)
                      -----------    -----------      -----------    -----------
Balance as of
 December 31, 2002     $    -         $  6,845         $   339        $  7,184
                      ===========    ===========      ===========    ===========



     Goodwill impairment is evaluated at the reporting unit level, comparing the carrying value of the reporting unit with its estimated fair value. If the fair value exceeds its carrying value, no impairment is recognized. If the carrying value of the reporting unit exceeds its fair value, then the carrying value of the goodwill is compared to the implied fair value of the goodwill. If the implied fair value of the goodwill exceeds its carrying value, no impairment is recognized. If the carrying value of the goodwill exceeds its implied fair value then impairment is recognized to the extent of the excess. We have recognized no impairment upon adoption of SFAS No. 142 with respect to our goodwill. If SFAS No. 142 had been in effect at January 1, 2000, the adjusted net loss attributable to common stockholders and loss per share would have been as follows:

     (in thousands, except per share amounts)


                                                                          For the Years Ended December 31,
                                                                 -------------------------------------------------

                                                                       2000             2001              2002
                                                                 --------------    --------------   --------------

Loss attributable to common stockholders before
 cumulative effect of change in accounting principle               $ (16,104)        $ (77,439)       $ (42,968)
Cumulative effect of change in accounting principle                        -            (1,582)               -
Add back:  Goodwill amortization                                       1,019             1,691                -
                                                                 --------------    --------------   --------------
Adjusted net loss attributable to common stockholders              $ (15,085)        $ (77,330)       $ (42,962)
                                                                 ==============    ==============   ==============

Basic and diluted earnings per share
Loss per share attributable to common stockholders before
 cumulative effect of change in accounting principle               $   (0.06)        $   (0.20)       $   (0.10)
Cumulative effect of change in accounting principle                        -             (0.01)               -
Goodwill amortization                                                    0.1              0.01                -
                                                                 --------------    --------------   --------------
Adjusted loss per share                                            $   (0.05)        $   (0.20)       $   (0.10)
                                                                 ==============    ==============   ==============


     Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill was amortized using the straight-line method over the estimated period of benefita (ranging from five to twenty years). Goodwill amortization expense was $1.0 million and $1.7 million for 2000 and 2001, respectively. We also evaluated the carrying value and period of amortization of our goodwill at each balance sheet date. The factors used in the evaluation included: current operating results, projected future operating results, and any other material factors that effect the continuity of the business. The company recognized impairment loss from goodwill of $3.1 million, $14.1 million (net of reduction in deferred revenue of $2.1 million) and $0.3 million in 2000, 2001 and 2002, respectively (see Note
14). On June 29, 2001, in connection with additional rights granted certain preferred shareholders of Artera Group, Inc., the preferred stock was recorded at its stated value which resulted in additional goodwill of $3.9 million. On December 18, 2001, the Board of Directors of Artera Group International Limited decided to suspend underperforming operations and reduce the number of employees. Consequently, the $9.8 million carrying value of the goodwill as of that date was considered fully impaired in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Further, in December 2001, NCT decided to cease the operations of DMC Cinema due to its inability to meet operating goals. As a result, approximately $1.3 million consisting of the carrying value of $3.4 million, net of reduction in deferred revenue of $2.1 million, was fully impaired in accordance with SFAS No. 121. No other events have been identified that would indicate an impairment of the value of material goodwill as recorded in the accompanying consolidated financial statements.

Patent Rights and Other Intangible Assets with Finite Useful Lives:

     Under the guidelines in SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We are also required to evaluate the useful lives each reporting period. We test our intangible assets with finite useful lives for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the intangible asset. We do so by projecting the future estimated revenue and costs and comparing the resultant undiscounted cash flows to the carrying amount of the intangible asset. If the carrying amount exceeds the undiscounted cashflows, an impairment may be indicated. The carrying amount is then compared to the discounted cash flows, and if there is an excess, such amount is recorded as an impairment.

     Patent rights and other intangible assets, which include the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining estimated useful lives, ranging from one to seventeen years. Amortization expense was $0.7 million, $0.4 million and $0.5 million for 2000, 2001 and 2002, respectively. Accumulated amortization of patent rights and other intangible assets was $3.9 million and $4.3 million at December 31, 2001 and 2002, respectively. The other intangibles subject to amortization are categorized below with an estimate of the amortization expense for the next five years.

     (in thousands)

                                                                 December 31, 2002
                                                 --------------------------------------------------
                                                 Gross Carrying    Accumulated        Carrying
                                                     Amount        Amortization         Value
                                                 --------------  ---------------   ----------------
Amortized intangible assets
 Patents                                            $   4,147       $   (3,691)       $     456
 Licensed technology                                    1,332             (269)            1063
                                                 --------------  ---------------   ----------------
Total                                               $   5,479       $   (3,960)       $   1,519
                                                 ==============  ===============   ================

Estimated amortization expense for the years ending:
------------------------------------------------
December 31, 2003                                   $     240
December 31, 2004                                   $     241
December 31, 2005                                   $     207
December 31, 2006                                   $     206
December 31, 2007                                   $     206



     Prior to the adoption of SFAS No. 142, at each balance sheet date, NCT evaluated the period of amortization of other intangible assets. The factors used in evaluating the period of amortization include: current operating results, anticipated future operating results, and any other material factors that effect the continuity of the business. Based on our evaluaton as of December 31, 2002, we determined an impairment was present with respect to the license granted to Pro Tech. The resulting impairment charge to Pro Tech, on its accounting records, was $11.5 million. Upon consolidation of Pro Tech's results of operations in our financial statements, we have recorded an impairment in the carrying value of other intangible assets with finite lives of $2.1 million representing the minority shareholder interest portion of this impairment in our consolidated statement of operations for the year ended December 31, 2002.

Other Assets:

     Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell the assets. There were no such impairments for the years ended December 31, 2000, 2001 and 2002.

Advertising:

     Advertising expenses include commissions paid to advertising representatives and agencies and are expensed as incurred. Advertising expenses for the years ended December 31, 2000, 2001 and 2002 were $0.3 million, $0.5 million and $0.1 million, respectively, and are included in selling, general and administrative expenses.

Comprehensive Loss:

     The company reports comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income." The provisions for SFAS No. 130 require the company to report the changes in stockholders' equity (capital deficit) from all sources during the period other than those resulting from investments by and distributions to shareholders. Accordingly, the consolidated statements of comprehensive loss are presented, while the caption "accumulated other comprehensive income (loss)" is included on the consolidated balance sheets as a component of stockholders' capital deficit. Due to availability of net operating losses and the deferred tax benefit resulting therefrom being fully reserved, there is no tax effect associated with any component of other comprehensive loss. Comprehensive loss is comprised of net loss and other comprehensive income
(loss). Other comprehensive income (loss) includes certain changes in stockholders' equity (capital deficit) that are excluded from net income, including unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments.

Foreign Currency Translation:

     Local currencies are generally considered the functional currency for our foreign subsidiaries. The company translates its foreign assets and liabilities at the exchange rates in effect at each balance sheet date. Revenue and expenses are translated using average rates for the year. The resulting foreign currency translation adjustments are included in accumulated other comprehensive income
(loss) as a component of stockholders' equity (capital deficit). The foreign currency transaction gains and losses are included in the consolidated statements of operations and were not material for the years ended December 31, 2000 and 2001. The foreign currency loss of $0.6 million for the year ended December 31, 2002 is related to our United Kingdom operations.

Loss per Common Share:

     The company reports loss per common share in accordance with SFAS No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock, aggregating 1,668,778,650 shares, have not been included as the effect would be antidilutive (see Notes 10 and 15).

     However, when preferred stock is convertible into common stock at an effective conversion rate that represents a discount from the common stock market price at the time of issuance, the discounted amount is an assured incremental yield, the "preferred stock dividend requirement," to the preferred shareholders and is accounted for as an embedded dividend to preferred shareholders. In addition, when warrants are issued in conjunction with such convertible securities, the fair value of warrants is determined by applying the Black-Scholes option pricing model. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-13, as codified in EITF 00-19, these warrants are considered permanent equity instruments since they may only be actually settled with the issuance of the company's stock. The proceeds received from the transaction are allocated in accordance with EITF 98-5 and EITF 00-27. The allocated fair value is deemed to be a "preferred stock beneficial conversion" feature and is accounted for as a component of additional paid-in capital. The company has reflected such beneficial conversion feature and preferred stock dividend requirement as a preferred stock dividend and as an adjustment to the net loss attributable to common stockholders (see Note 14).

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

     The company sells its products and services to distributors and end users in various industries worldwide. The company regularly assesses the realizability of accounts receivable and also takes into consideration the value of past due accounts receivable and the collectibility of such receivables based on credit worthiness. The company does not require collateral or other security to support customer receivables. The company's preference is to collect its receivables in cash. However, from time to time, receivables may be settled by securities transferred to the company by the customer in lieu of cash payment.

Significant Customers:

     In each of the years ended December 31, 2000, 2001 and 2002, revenue derived from certain customers comprised more than 10% of our consolidated revenue ("significant customers"). In 2000, three customers accounted for $3.6 million, $2.4 million and $2.0 million, respectively, of our consolidated revenue. In 2001 and 2002, we had two significant customers (different customers than our significant customers in 2000). One of these customers accounted for $2.3 million and $1.9 million and the other customer accounted for $1.6 million and $2.1 million, respectively, of our consolidated revenue for the years ended December 31, 2001 and 2002. As of December 31, 2001 and 2002, the company had no accounts receivable due from its significant customers.

Fair Value of Financial Instruments:

     The company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, notes payable and other liabilities. At December 31, 2001 and 2002, the fair value of these instruments approximated their carrying value (carried at cost) because of the short maturity of the instruments. Fair values of other investments classified as available-for-sale were estimated based on market prices. The fair value of notes payable approximates the carrying value based on interest rates that are currently available to the company for issuance of debt with similar terms and remaining maturities.

Stock-Based Compensation:

     The company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148,
"Accounting  for  Stock-Based  Compensation  - Transition and  Disclosure,"  and
continues to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss attributable to common stockholders, as options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation costs been determined as prescribed by SFAS No. 123, the company's net loss attributable to common stockholders and net loss per share would have been the pro forma amounts indicated below:


     (In thousands, except per share amounts)


                                                                         For the Years Ended December 31,
                                                            --------------------------------------------------------
                                                                  2000               2001               2002
                                                            -----------------  -----------------  ------------------

Net loss attributable to common stockholders                   $    (16,104)      $    (79,021)      $     (42,968)
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                  (7,438)            (1,701)             (1,090)
                                                            -----------------  -----------------  ------------------
Pro forma net loss attributable to common stockholders         $    (23,542)      $    (80,722)      $     (44,058)
                                                            =================  =================  ==================
Net loss per common share (basic and diluted):
  As reported                                                  $      (0.06)      $      (0.21)      $       (0.10)
                                                            =================  =================  ==================
  Pro forma                                                    $      (0.08)      $      (0.21)      $       (0.10)
                                                            =================  =================  ==================


     The weighted-average fair values at date of grant for options granted during 2000, 2001 and 2002 were $0.27, $0.07 and $0.06, respectively, and were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:


                                          Years ended December 31,
                               -------------------------------------------------
                                    2000           2001              2002
                                    ----           ----              ----
Expected life in years                 3              3               3.5
Interest rate                 4.56%-6.56%    3.27%-5.41%       2.50%-3.61%
Volatility                          1.29              1                 1
Dividend yield                         0%             0%                0%



Recent Accounting Pronouncements:

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The recinded SFAS No. 4 had required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We believe adoption of SFAS No. 145 will have no material effect on our financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe SFAS No. 146 will have no material effect on our financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We have applied the additional disclosure requirements of SFAS No. 148 as they relate to options granted to employees (see Stock Based Compensation above and Note 15).

4.   Strategic Relationships:

     NCT has entered into agreements to establish joint ventures and strategic alliances related to the design, development, manufacture, marketing and distribution of its technologies and products containing such technologies. These agreements generally provide that NCT license technology and contribute a nominal amount of initial capital and that the other parties provide substantially all of the funding to support the venture or alliance. The support funding may include amounts paid or services rendered for engineering and development. In exchange for this funding, the other parties generally receive a preference in the distribution of cash and/or profits from the joint ventures or royalties from these alliances until such time that the support funding (plus an interest factor in some instances) is recovered. At December 31, 2001 and 2002, there were no preferred distributions due to joint venture partners from future profits of the joint ventures.

     Technology licensing fees and engineering and development services paid to the company in connection with joint ventures are recorded as revenue to the extent appropriate in accordance with the company's revenue recognition policy. Total revenue recorded by the company relating to these strategic relationships for technology licensing fees and royalties, engineering and development services and product sales was as follows:

     (In thousands of dollars)




                                                               For the Years Ended December 31,
                                                    ---------------------------------------------------------
                                                          2000                2001               2002
                                                    -----------------   -----------------  ------------------
Ultra Electronics, Ltd.                                         $ 49               $ 114                $ 19
New Transducers Ltd.                                               -               1,605               2,140
Oki Electric Industry Co., Ltd                                   269                 219                 402
FairPoint Broadband, Inc.                                          -                   -                   -
Infinite Technology Corporation                                3,550               1,028                   -
                                                    -----------------   -----------------  ------------------
     Total                                                   $ 3,868             $ 2,966             $ 2,561
                                                    =================   =================  ==================

Outlined below is a summary of the nature and terms of the above strategic relationships:

     Ultra Electronics Ltd. ("Ultra") (formerly Dowty Maritime Limited) and the company entered into a teaming agreement in May 1993 and subsequently amended such agreement and entered into a licensing and royalty agreement commencing in 1998. Such teaming agreement calls for the collaboration on the design, manufacture and installation of products to reduce noise in the cabins of various types of aircraft. In accordance with the agreement, the company provided informational and technical assistance relating to the aircraft quieting system and Ultra reimbursed the company for expenses incurred in connection with such assistance. Ultra was responsible for the marketing and sales of the products. The company was to supply Ultra with electronic components required for the aircraft quieting system, at a defined cost, to be paid by Ultra. Such licensing and royalty agreement, among other things, included a future royalty of 1.5% of sales commencing in 1998. Under the agreement, Ultra also acquired the company's active aircraft quieting business based in Cambridge, England, leased a portion of the Cambridge facility and employed some of the company's employees. The company recognized $49,000, $114,000 and $19,000 in royalty revenue in 2000, 2001 and 2002, respectively.

     New Transducers Ltd. ("NXT"), a wholly-owned subsidiary of NXT plc (formerly, Verity Group plc) and the company executed a cross licensing agreement on March 28, 1997. Under the terms of the cross-license, the company licensed patents and patents pending which relate to flat panel technology to NXT, and NXT licensed patents and patents pending which relate to parallel technology to the company. The company also executed a security deed in favor of NXT which granted NXT a conditional assignment in the patents and patents pending licensed to NXT under the cross-license in the event a default in a specified payment to be made by the company under the cross-license continued beyond fifteen days. Concurrently with the cross-license, the company and NXT plc executed agreements granting each an option for a four-year period, commencing on March 28, 1997, to acquire a specified number of shares of common stock of the other, subject to some conditions and restrictions. NCT granted an option to NXT plc to acquire 3.8 million shares of NCT common stock (approximately 3.4% of the then issued and outstanding common stock) and NCT executed a registration rights agreement covering such shares. Five million ordinary shares (approximately 2.0% of the then issued and outstanding ordinary shares) of NXT plc were covered by the option granted by NXT plc to NCT. The exercise price under each option was the fair value of a share of the applicable stock on March 28, 1997, the date of grant. On April 15, 1997, NXT plc, NXT and the company executed several new agreements and other documents terminating and replacing some of the old agreements. The material changes effected by the new agreements were the inclusion of NXT plc as a party along with NXT, providing that the license fee payable to NCT could be paid in ordinary shares of NXT plc stock, and reducing the exercise price under the option granted to NXT plc to purchase shares of the company's common stock to $0.30 per share. The license fee was paid to NCT in ordinary shares of NXT plc stock which NCT subsequently sold. On September 27, 1997, NXT plc, NXT, NCT Audio and the company executed several agreements and other documents, terminating and replacing some of the old agreements with other agreements. The material changes effected by these replacement agreements were an expansion of the fields of use applicable to the exclusive licenses granted to NXT plc and NXT, an increase in the royalties payable on future licensing and product revenue, cancellation of the security deed covering the patents licensed by NCT and the acceleration of the date on which the parties could exercise their respective stock options to September 27, 1997. On February 9, 1999, NCT Audio and NXT expanded the cross-license agreement dated September 27, 1997 to increase NXT's fields of use to include aftermarket ground-based vehicles and aircraft sound systems, and increased the royalties due NCT Audio from NXT and increased the royalties due NXT from NCT Audio. In consideration for granting NXT these expanded licensing rights, NCT Audio received a $0.5 million license fee. Also on February 9, 1999, NCT Audio and NXT amended the master license agreement to include a one time minimum royalty payment of $160,000 which was paid by the company.

     On March 30, 2001, NXT plc, NXT, NCT Audio and the company entered into several agreements terminating the cross-license agreement dated September 27, 1997. Under the new agreements, NCT received 2.0 million ordinary NXT plc shares in consideration for the cancellation of the 6% royalty payable by NXT to NCT Audio. The NXT plc shares issued had a value of approximately $9.2 million. Additionally, ownership of certain intellectual property, the rights to which had been previously granted to NXT, were transferred to NXT. NXT has licensed NCT and its subsidiaries with certain NXT and all NCT-developed intellectual property. NXT will design a low-cost flat panel speaker for use by DMC. A side letter with NXT was entered into on or about March 30, 2001, whereby NCT agreed to pay NXT $0.6 million as a non-refundable design fee related to Gekko(TM) loudspeakers. The design fee was a prepayment of royalties due under the four-year term of this side letter. We offset the $9.2 million license fee due NCT with the $0.6 million design fee owed to NXT resulting in $8.6 million of deferred revenue. The deferred revenue balance is being recognized on a straight-line basis over the specific performance period of four years (see Note
11). In addition, NXT transferred its 4.8% equity holding in NCT Audio to NCT in settlement of the exercise price otherwise payable upon exercise of the option that NXT had on 3.8 million shares of our common stock (see Note 15). We sold the 2.0 million NXT plc shares during the year ended December 31, 2001 for aggregate proceeds of $6.9 million and realized a net loss of $2.3 million included in our statements of operations (see Note
16).

     Oki Electric Industry Co., Ltd. ("Oki"). In October 1997, the company and Oki executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Oki licensed the company's ClearSpeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications applications. The company has granted Oki the right to manufacture, use and sell products incorporating the algorithm. The algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications. The company recognized $0.3 million, $0.2 million and $0.4 million in royalty revenue in 2000, 2001 and 2002, respectively.

     FairPoint Broadband, Inc. ("FairPoint"), a wholly owned subsidiary of FairPoint Communications, Inc., and Artera executed a ten-year exclusive marketing license on October 11, 2002 whereby FairPoint will serve as the exclusive master distributor of Artera Turbo(TM) to certain rural local exchange carriers, incumbent local exchange carriers and Internet service providers in the United States and Canada and will have other non-exclusive rights with respect to Artera Turbo. The terms of the agreement include a license fee and per unit royalties based upon subscribers. The license fee revenue is being recognized over the ten-year term of the agreement. In conjunction with this agreement, FairPoint Communications, Inc., was issued a five-year warrant to purchase 2.0 million shares of NCT common stock at an exercise price of $0.15 per share. The fair value of this warrant was approximately $0.1 million. We have recorded $50,400 as a reduction of license fee revenue to zero for the year ended December 31, 2002 in our consolidated statement of operations (in accordance with EITF 01-9). The remainder of the warrant fair value is offset against FairPoint deferred revenue at December 31, 2002 an our consolidated balance sheet (see Note 11).

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

     Effective June 30, 2000, in conjunction with this license agreement, NCT, Advancel and ITC entered into a strategic alliance and technology development amendment pursuant to which NCT would fund specific product application research and engineering development related to microprocessor and semiconductor chips for which the company would pay ITC $2.5 million. The company issued 9,523,810 shares of its common stock having a market value of $3.0 million to ITC as prepaid research and engineering costs. In the event ITC did not receive $2.5 million in proceeds from the sale of NCT shares, NCT was required to make up any shortfall in cash or return to ITC a sufficient number of ITC shares of common stock received by NCT as outlined above. The value NCT would receive upon return of the ITC shares would be the agreed value of $5.00 per share, the market value of the ITC shares when NCT received them. Conversely, if ITC received $2.5 million in proceeds from the sale of NCT shares and there were NCT shares remaining, ITC would have to return the unsold share excess to NCT. At December 31, 2001 and 2002, the shortfall based upon the sales of our common stock reported to us by ITC amounted to $1.4 million, included in other liabilities (see Note 13). Although the license agreement and the strategic alliance and technology development amendment, both with ITC, are separate and unrelated it has been determined that they should be accounted for as a single transaction, thereby, both agreements are combined for financial reporting purposes. Prepaid research and engineering costs have been recognized in expense as these services are performed by ITC. These costs were billed by ITC based on the number of hours spent by ITC personnel developing this chip during each period. In addition, the company recognized license fee revenue in amounts to match the research and engineering expense recognized. The strategic alliance and technology development amendment does not have a definitive expiration date. For the year ended December 31, 2000, the company recognized $3.6 million of license fee revenue which represents the net of the two transactions. For the year ended December 31, 2001, the company recognized $1.0 million of license fee revenue and $1.0 million of research and engineering expenses which represents research and engineering performed by ITC. For the year ended December 31, 2002, the company did not recognize license fee revenue or research and engineering expenses related to ITC.

5.   Marketable Securities:

     Investment in marketable securities comprises available-for-sale securities at fair market value. The following table sets forth the market value, carrying value, and realized and unrealized loss of our available-for-sale securities:




     (In thousands of dollars)


                                     December 31, 2001                              December 31, 2002
                             --------------------------------         ------------------------------------------------
                                Cost     Realized     Market             Cost      Realized     Unrealized     Market
                               Basis       Loss       Value             Basis        Loss          Loss        Value
                             ---------  ----------  ---------         ---------  -----------   -----------   ---------

Available-for-sale:
  ITC                        $ 4,696    $ (3,898)     $ 798             $ 798       $ (689)        $ (15)      $  94
  Teltran                        743        (659)        84                84          (76)            -           8
  InsiderStreet                2,479      (2,479)         -                 -            -             -           -
                             ---------  ----------  ---------         ---------  -----------   -----------   ---------
    Totals                   $ 7,918    $ (7,036)     $ 882             $ 882       $ (765)        $ (15)      $ 102
                             =========  ==========  =========         =========  ===========   ===========   =========


     The company reviews declines in the value of its investment portfolio when general market conditions change or specific information pertaining to an industry or an individual company becomes available. NCT considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary, including observable marketplace-determined values and trends and company specific developments and cash viability prospects among others. For the years ended December 31, 2001 and 2002, the company recorded impairment charges of approximately $7.0 million and $0.8 million, respectively, representing other-than-temporary declines in the value of marketable securities (see Note
16).

     In consideration of the license agreement with Infinite Technology Corporation (see Note 4), the company received 1.2 million shares of ITC's common stock valued at $6.0 million determined using the quoted price of the stock on the date the shares were received ($5.00 per share). For the years ended December 31, 2001 and 2002, NCT recorded other-than-temporary realized losses of $3.9 million and $0.7 million included in other (income) expense in the consolidated statement of operations (see Note 16).

     The company has been accounting for its investment in InsiderStreet.com, Inc., (now known as Neometrix Corp.) stock as available-for-sale securities valued at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of stockholders' equity (capital deficit) until they are sold (see Note 11). At December 31, 2000, the company recorded an unrealized loss of $2.5 million included on the consolidated balance sheet as part of accumulated other comprehensive (loss) income. The market price per share of InsiderStreet shares on August 18, 2000 (date of acquisition of Theater Radio Network) was $8.125; at December 31, 2000, the market price had decreased to $0.13 per share. At December 31, 2000, the company considered whether this decline in the value of its available-for-sale marketable securities was temporary or other-than-temporary and concluded that the loss on InsiderStreet shares was temporary at December 31, 2000 based upon the best marketplace-determined information available at that time. Such conclusion was based on information that was included in the original advertising agreement and disclosed in InsiderStreet's Form 10-KSB filed with the SEC on March 26, 2001, as follows: (a) the original contract with InsiderStreet contains a makeup provision whereby if the value of InsiderStreet's shares is less than $2.0 million on May 10, 2001, InsiderStreet will deliver compensating shares to the company by May 31, 2001 to increase the total value to $2.0 million at that time; (b) management of InsiderStreet is focusing its business efforts on one of its subsidiaries. This subsidiary had reported revenue of approximately $13 million in 1999 and $14 million in 2000. Net income (loss) of this subsidiary was reported as approximately ($88,000) and $102,000 in 1999 and 2000, respectively. Internal financial statements of this subsidiary as disclosed to us for January and February 2001 showed continuing operations and revenue; and
(c) NCT management met with management of InsiderStreet in the beginning of 2001, and was assured by management of InsiderStreet that InsiderStreet had a profitable future based on reasonable forecasting of its business operations.

InsiderStreet shares were not registered by the agreed April 30, 2001 date, nor was there a delivery of compensating shares by the agreed May 31, 2001 date. For the year ended December 31, 2001 (second quarter of 2001), the holding loss of $2.5 million was considered other-than-temporary due to the longevity of the economic downturn in the industry sector and company specific prospects and is included in other (income) expense in the consolidated statement of operations.

6.   Accounts Receivable:

     (In thousands of dollars)


                                                       December 31,
                                           -------------------------------------
                                                  2001                2002
                                           -----------------   -----------------
Technology license fees and royalties                 $ 287               $ 268
Joint ventures and affiliates                            34                  34
Other receivables                                       693                 283
                                           -----------------   -----------------
                                                    $ 1,014               $ 585
Allowance for doubtful accounts                        (298)               (340)
                                           -----------------   -----------------
   Accounts receivable, net                           $ 716               $ 245
                                           =================   =================


7.   Inventories:

     (In thousands of dollars)




                                                           December 31,
                                                 -------------------------------
                                                     2001              2002
                                                 -------------     -------------
Components                                        $      427        $      227
Finished goods                                         1,749               799
                                                 -------------     -------------
                                                  $    2,176        $    1,026
Reserve for obsolete and slow moving inventory          (791)             (404)
                                                 -------------     -------------
  Inventories, net                                $    1,385        $      622
                                                 =============     =============


8.   Property and Equipment:

     (In thousands of dollars)


                                                           December 31,
                                                 -------------------------------
                                                     2001              2002
                                                 -------------     -------------
Machinery and equipment                           $    3,786        $    2,027
Furniture and fixtures                                   623               642
Leasehold improvements                                   966               972
Tooling                                                  631               631
Other                                                    432               478
                                                 -------------     -------------
                                                  $    6,438        $    4,750
Accumulated depreciation                              (4,594)           (3,796)
                                                 -------------     -------------
  Property and equipment, net                     $    1,844        $      954
                                                 =============     =============


     Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was $0.3 million, $0.9 million and $0.9 million, respectively.

9.   Other Assets:

     (In thousands of dollars)


                                                           December 31,
                                                 -------------------------------
                                                     2001              2002
                                                 -------------     -------------

Notes receivable                                  $    1,000        $    1,000
Investment in warrant (Teltran)                          152                 1
Due from unaffiliated company                             90                 -
Due from officer (Note 18)                               105               108
Other                                                    426               249
                                                 -------------     -------------
                                                  $    1,773        $    1,358
Reserve for uncollectible amounts                     (1,000)           (1,000)
                                                 -------------     -------------
  Other current assets                            $      773        $      358
                                                 =============     =============


Marketable ITC securities (Notes 4 and 5) (a)     $    1,304        $    1,320
Due from unaffiliated company                            563                 -
Advances and deposits                                     88                75
Deferred charges                                         537               353
Other                                                     78                31
                                                 -------------     -------------
  Other assets (classified as long term)          $    2,570        $    1,779
                                                 =============     =============



Footnote:
--------
(a) Valued at agreed amount of $5.00 per share returnable to ITC in settlement of obligation at December 31, 2001 and 2002.

     On October 26, 2000, Midcore executed a license agreement with Teltran. The license agreement expires when patent or other rights expire under applicable law unless terminated earlier by written agreement. As consideration for the license, Teltran agreed to issue Midcore 2.8 million shares of Teltran common stock and a warrant to purchase 6.0 million shares of Teltran common stock for $0.125 per share as a non-refundable up-front license fee. At that time, these shares represented approximately 12% ownership interest in Teltran. The shares underlying the warrant represent beneficial ownership of approximately 23%. The warrant was valued using the Black-Scholes option pricing model resulting in an aggregate fair value of $3.1 million. The Teltran shares were valued at market based upon the October 26, 2000 agreement date at an aggregate value of $1.5 million. Teltran agreed to register the issued common stock and the common stock underlying the warrant on or before June 26, 2001. As of December 31, 2002, Teltran had not fulfilled its registration obligation. Teltran was also required to pay an ongoing, per unit royalty. The adoption of SFAS No. 138 effective January 1, 2001, resulted in a reduction to the carrying value of this warrant of approximately $1.6 million, and that charge is classified as cumulative effect of change in accounting principle on the consolidated statements of operations. During the years ended December 31, 2001 and 2002, the company recorded a loss of the carrying amount of this derivative of $1.4 million and $0.2 million, respectively (see Note 16). At December 31, 2000, 2001 and 2002, the company had deferred revenue of $4.2 million, $1.9 million and zero, respectively, and for the years then ended, recognized $0.4 million, $2.3 million and $1.9 million, respectively, in technology licensing fee revenue. Effective January 10, 2001, the date the 2.8 million common shares were issued, the company accounted for its investment in Teltran's common stock in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as available-for-sale securities (see Note 5).

     On January 9, 2001, Artera Group, Inc. accepted an aggregate of $1.0 million of non-recourse, non-interest bearing notes receivable due January 2, 2002, as partial consideration for its January 9, 2001 convertible notes payable to the same six accredited investors. As of December 31, 2001, the company had fully reserved the amount collectible (see Notes 10 and 16). As of December 31, 2002, the notes remain unpaid.

     On August 14, 1998, NCT Audio, a majority-owned subsidiary, agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), an automotive audio system supplier and a subsidiary of Top Source Technologies, Inc. ("TST") for a total purchase price was $10.0 million and up to an additional $6.0 million in possible future cash contingent payments. NCT Audio paid TST $3.5 million. NCT Audio had an exclusive right, as extended, to purchase the assets of TSA through July 15, 1999. Under the terms of the original agreement, NCT Audio was required to pay TST $6.5 million on or before March 31, 1999 to complete the acquisition of TSA's assets. As consideration for an extension of its exclusive right from March 31, 1999 to May 28, 1999, NCT Audio agreed to pay TST a fee of $0.4 million, consisting of $20,685 in cash, $0.1 million of NCT Audio's minority interest in TSA earnings, and a $0.2 million note payable due April 16, 1999. Due to the non-payment of the note by April 30, 1999, (a) the note began to accrue interest on April 17, 1999 at the lower of the rate of two times the prime rate or the highest rate allowable by law; (b) the $20,685 and $0.1 million portion of the extension fee would no longer be credited toward the $6.5 million purchase price due at closing; and (c) the $0.2 million portion of the extension fee would no longer be credited toward the $6.5 million closing amount due. To date, NCT Audio has not paid the note. The outstanding balance of $0.2 million is included in notes payable on the consolidated balance sheets. In addition, due to NCT Audio's failure to close the transaction by March 31, 1999, NCT Audio was required to pay a penalty premium of $0.1 million of NCT Audio's preferred stock. Since NCT Audio failed to close the contemplated transaction by May 28, 1999, NCT Audio forfeited its minority earnings in TSA for the period June 1, 1999 through May 30, 2000. In exchange for an extension from May 28, 1999 to July 15, 1999, NCT Audio relinquished 25% of its minority equity ownership in TSA resulting in a 15% minority interest in TSA. On or about July 15, 1999, NCT Audio determined it would not proceed with the purchase of the assets of TSA, as structured, due primarily to its difficulty in raising the requisite cash consideration. Consequently, NCT Audio reduced its net investment in TSA to $1.5 million, representing its 15% minority interest, net of the above noted-penalties, and recorded a $2.4 million charge in the quarter ended June
30, 1999 for the write-down of its investment to its estimated net realizable value. On September 30, 1999, Onkyo America purchased substantially all of the assets of TSA and defined assets of TST used in TSA's operations. NCT Audio is claiming and seeks its pro rata share of the consideration paid by Onkyo America, less the penalties described above. The amount which TST and TSA owed NCT Audio was in dispute, and receipt of the funds by NCT Audio is now contingent on the outcome of the pending bankruptcy proceedings of TST and TSA (see Notes 20 and 26). In December 2001, NCT reduced its investment to zero as a result of the bankruptcy filing and recorded a charge of $1.5 million which is included in write downs of investment and repurchased licenses in the consolidated statements of operations.

10.  Notes Payable and Convertible Notes Payable:


(In thousands of dollars)
                                                                                                December 31,
                                                                                           ----------------------------
                                                                                               2001           2002
                                                                                           -------------  -------------
Logical eBusiness Solutions Limited (f/k/a DataTec) (a)                                     $   2,184      $   2,414
  Obligation of subsidiary to a prior owner of Web Factory;
  past due; payable in 1,500,000 British Pounds Sterling;
  interest accrues at 4% per annum above the base rate
  of National Westminister Bank plc
Note due investor                                                                                   -            385
  Interest at 8% per annum payable at maturity;  Effective interest rate of 68.1% per annum related to the issuance of warrants; due April 7, 2003
Bridge financing                                                                                  465              -
  $465 rolled into financing completed in January 2002;
  notes bore interest at rates ranging from 3% to 5% per annum
Note from stockholder of subsidiary                                                               226            171
  Interest at 8.5% per annum payable at maturity;
  matured March 27, 2002; Subsequent maturities rolled into
  note which matures June 27, 2003
Top Source Automotive (a)                                                                         204            204
  Default interest rate accrues at two times prime;
  past due (see Note 20)
Notes due former employees                                                                        118            116
  $100 bears interest at 8.25% per annum, compounded annually;
  past due (a).  Remainder bears interest at 12% per annum, due on demand.
Other financings                                                                                   11            284
  Interest ranging from 7% to 9% per annum;  $220 matured
  November 1, 2002 (a); $35 due July 15, 2003; $29 all other
                                                                                           -------------  -------------
                                                                                            $   3,208      $   3,574
Less: unamortized debt discounts                                                                    -            (34)
                                                                                           -------------  -------------
                                                                                            $   3,208      $   3,540
                                                                                           =============  =============


Footnote:
--------
(a)  Notes payable are in default due to nonpayment.



     (In thousands of dollars)
                                                                                         December 31,
                                                                                  -------------------------
                                                                                      2001          2002
                                                                                  ------------  -----------

Issued to Carole Salkind (a)                                                       $   7,222     $ 18,064
  Weighted average effective interest rate of 41% per annum; accrues interest 8% per annum; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.0412 - $0.097 or exchangeable for common stock of NCT subsidiaries except for Pro Tech; maturing by quarter as follows:
    March 31, 2003       $ 4,059
    June 30, 2003          3,538
    September 30, 2003     6,185
    December 31, 2003      4,282
Issued to Crammer Road LLC (b)                                                         1,000            -
  Weighted average effective interest rate of 30.3% per annum; accrues interest at 2% per month from May 27, 2001 payable at maturity;
  convertible at 93.75% of average five-day closing bid price for the five trading days preceding conversion; due December 31, 2001
8% Convertible Notes (c)                                                                 401          976
  Weighted average effective interest rate of 25% per annum;
  convertible into NCT common stock at various rates; matures:
    March 14, 2002       $    17
    April 12, 2002             9
    January 10, 2004         550
    March 11, 2004           400
6% Convertible Notes (d)                                                               4,428        4,228
  Weighted average effective interest rate of 85.8% per annum;
  convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
    January 9, 2002      $ 2,022
    April 4, 2002            875
    May 25, 2002              81
    June 29, 2002          1,250
                                                                                  ------------  -----------
                                                                                   $  13,051     $ 23,268
Less: unamortized debt discounts                                                      (1,341)      (4,029)
Less: amounts classified as long term                                                      -         (779)
                                                                                  ------------  -----------
                                                                                   $  11,710     $ 18,460
                                                                                  ============  ===========

Footnotes:
---------

(a) NCT has issued convertible notes collaterized by substantially all of the assets of NCT to Carole Salkind, a stockholder, an accredited investor and spouse of a former director of NCT, since 1999. During 2002, NCT issued an aggregate of $19.6 million of convertible notes as consideration for $9.6 million of cash and rollover of $8.5 million in principal for matured convertible notes (includes all of the notes outstanding at December 31,
     2001), $0.6 million of interest, and $0.9 million of default penalties. We paid one note during the year of approximately $0.3 million. We recorded original issue discounts of $2.8 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see
     Note 15). We recorded discounts of $1.6 million for warrants issued as consideration for irrevocable waivers relating to Pro Tech common stock whereby the original instrument was a convertible note or warrant issued in conjunction with a convertible note (see Note 15). In addition, beneficial conversion features totaling $3.1 million have been recorded as a discount to the notes. These discounts are being amortized over the term of the related notes. For the years ended December 31, 2000, 2001 and 2002, respectively, $1.0 million, $1.1 million and $4.9 million of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. Unamortized discounts of $1.2 million and $3.9 million have been reflected as a reduction to the convertible notes in our consolidated balance sheet as of December 31, 2001 and 2002, respectively. The default provisions in these notes impose a penalty of 10% of the principal payments in default and default interest from the date of default on the principal in default at the rate stated in the note plus 5%. On February 6, 2002, due to a judgment in an unrelated case having been entered against NCT and DMC in excess of the permitted maximum of $0.25 million (see Note 20), an event of default occurred with respect to the notes outstanding as of that date. As of December 31, 2002, $2.9 million of the notes remain in default as a result of this event. No demand for repayment has been made. In addition, because NCT had defaulted on repayment of all of the notes as they matured during 2001 and 2002, an aggregate default penalty expense of $1.2 million and $0.4 million, respectively, has been reflected in our statements of operations in other income (expense) (see Note 16). At December 31, 2001 and 2002, $0.7 million and $0.3 million of accrued default penalties are included in accrued expenses (see Note 12).

(b) A beneficial conversion feature of $67,000 has been included in interest expense in our consolidated statement of operations for the year ended December 31, 2001. We were obligated to register shares underlying the conversion of this note. In 2001, we incurred a charge of $0.2 million due to non-registration of the underlying securities included in other (income) expense (see Note 16). The company did not repay this convertible note upon maturity but settled with the holder as outlined in Note 14.

(c) Notes with principal totaling approximately $26,000 are convertible at 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.6 million is convertible at the lower of $0.07 per share or 80% of the lowest closing bid price for the five days preceding conversion; and a note totaling $0.4 million is convertible at $0.0647 per share. On January 10, 2002, substantially all of the assets of our subsidiary, Artera Group, Inc., were made collateral for a holder of a $0.6 million note. Beneficial conversion features totaling $0.3 million have been recorded as a discount to the notes and are being amortized over the term of the related notes. For each of the years ended December 31, 2001 and 2002, $0.1 million of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. Unamortized discounts of $0.2 million have been reflected as a reduction to the convertible notes in our consolidated balance sheet as of December 31, 2002. Notes aggregating $0.4 million were converted into NCT common stock (see Note 14). The company did not repay convertible notes aggregating approximately $26,000 upon maturity and has recorded default interest at 18% from the dates of default. In addition, on convertible notes aggregating $0.9 million, we are in default due to a cross default clause.

(d) The cash consideration for the 6% convertible notes issued to multiple investors by Artera Group, Inc. aggregated $2.9 million, net of $0.1 million in expenses, of which $0.6 million was received in 2000. Other consideration consisted of Pro Tech common stock valued at $0.5 million and non-recourse notes receivable of $1.0 million (see Note 9). Original issue discounts aggregating $3.0 million due to the difference between the face amount of the notes and the consideration received were recorded as discounts to the notes. These discounts are being amortized to interest expense over the term of the respective notes. Amortization of $2.8 million and $0.2 million related to these discounts is classified as interest expense in our consolidated statements of operations for the years ended December 31, 2001 and 2002, respectively. Unamortized discounts of $0.2 million have been reflected as a reduction to the convertible notes in our consolidated balance sheet as of December 31, 2001. On January 10, 2002, substantially all of the assets of our subsidiary, Artera Group, Inc., were made collateral for three holders of notes with principal aggregating $3.1 million. We were obligated to register additional shares at various dates during 2001, which despite our best efforts, we were unable to accomplish. As a result, we have recorded charges of $1.6 million and $1.6 million in finance costs included in other (income) expense for the years ended December 31, 2001 and 2002 (see Note 16). This failure also triggered an event of default on the aggregate outstanding debt We have not received a demand for payment.

11.  Deferred Revenue:

     (In thousands of dollars)


                                                      December 31,
                                               ---------------------------------
                                                     2001               2002
                                               --------------     --------------
NXT                                              $     6,955         $    4,815
FairPoint                                                  -                143
Teltran                                                1,921                  -
Other                                                    555                594
                                               --------------     --------------
                                                 $     9,431          $   5,552
Less: amount classified as current                    (4,616)            (2,877)
                                               --------------     --------------
  Deferred revenue (classified as long term)     $     4,815          $   2,675
                                               ==============     ==============

     As of December 31, 2002, NCT does not expect to realize any additional cash from revenue that has been deferred.

     In 2001, we decided to reacquire the DMC licenses held by Eagle Assets Limited and Brookepark Limited. We accrued an aggregate of $4.0 million for this reacquisition cost (see Note 13). As a result, we incurred an aggregate charge of $1.3 million, net of $2.7 million reduction of deferred revenue previously recorded from the sale of licenses, classified as write downs of investment and repurchased licenses in our consolidated statement of operations. Concurrently, we ceased recognition of revenue on these DMC licenses.

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

12.  Accrued Expenses:

     (In thousands of dollars)


                                                     December 31,
                                              ---------------------------
                                                  2001           2002
                                              ------------   ------------
Non-registration fees                           $  2,978       $  7,005
Interest                                           1,048          2,214
Judgments                                          2,150          2,124
Default penalties                                    722            288
Other                                              5,195          5,285
                                              ------------   ------------
 Accrued Expenses                               $ 12,093       $ 16,916
                                              ============   ============


13.  Other Liabilities:

     (In thousands of dollars)


                                                                            December 31,
                                                                   ----------------------------
                                                                       2001           2002
                                                                   -------------  -------------
License reacquisition payable (Notes 2, 11, 14, and 21)              $  18,000       $  4,000
Development fee payable                                                    800            650
Royalty payable                                                            766          1,695
Due to selling shareholders of Theater Radio Network (Note 2)                -            557
Due to L&H                                                                 100            100
Loan advance by investor                                                     -             65
Other                                                                      113             34
                                                                   -------------  -------------
 Other current liabilities                                           $  19,779       $  7,101
                                                                   =============  =============

Due to ITC (Notes 4 and 9)                                           $   1,422       $  1,422
Royalty payable                                                            958              -
Due to selling shareholders of Theater Radio Network (Note 2)              570              -
Other                                                                        -            135
                                                                   -------------  -------------
 Other liabilities (classified as long term)                         $   2,950       $  1,557
                                                                   =============  =============


     License reacquisition payable at December 31, 2002 is comprised of $4.0 million for the cost of reacquiring other DMC licenses (see Note 11). At December 31, 2001, license reaquisition payable was comprised of $14 million to acquire the remaining 12,000 shares of DMC NY, representing 12 DMC licenses, (see Note 14) and $4.0 million for the cost of reaquiring other DMC licenses.

     On September 28, 2000, NCT Video Displays, Inc. entered into a product development and license agreement with Advanced Display Technologies, LLC ("ADT"). Under the agreement, NCT Video was granted by ADT exclusive right and license to make, have made, use, sell, lease, license, or otherwise commercially dispose of all licensed products and components, as defined in the agreement. Such licensed products include certain electronic outdoor billboard displays that utilize a laser or light beam scanning methodology. On May 4, 2001, NCT Video and ADT (by then known as ViewBeam Technology, L.L.C.) entered into a product and development agreement that modified the September 28, 2000 agreement. Some of the provisions of the original agreement remain in effect. The agreement does not materially modify or change the development fee to be paid by NCT Video but does modify the specifications of the product design and the field of use to which the September 28, 2000 exclusive license was granted. Such license had a carrying amount of $0.9 million and $0.8 million at December 31, 2001 and 2002, respectively. The amount represents our cost for ADT's completion of this product development and resultant license rights and subsequent modification and is being amortized over the estimated useful life of nine years. In addition, as part of this agreement, NCT Video and ADT entered into a product development arrangement whereby work is to be performed by ADT in developing the prototype and production design for the licensed products. In return, NCT Video agreed to pay a development fee of $1.0 million for performing such development work. At December 31, 2001 and 2002, $0.8 million and $0.7 million, respectively, was included in other current liabilities.

     In connection with our acquisition of Midcore (see Note 2), we became obligated to pay some of the Midcore selling shareholders $1.8 million in cash based upon royalties to be earned, as defined in the Midcore merger agreement, over 36 months. If after 36 months, the total royalty has not been earned, or if earned but not paid, the recipients have the right to collect the remaining unpaid balance through the issuance of NCT common stock. At December 31, 2001 and 2002, other current liabilities includes $0.8 million and $1.7 million, respectively, and other liabilities (long term) includes $1.0 million and zero, respectively, for this obligation on our consolidated balance sheets.

14.  Capital Stock:

Authorized Capital Stock
------------------------

     NCT has 655 million shares authorized, 645 million shares of which are $0.01 par value common stock and 10 million of which are $0.10 par value preferred stock. On July 10, 2001 at the NCT annual meeting of shareholders, the stockholders approved an amendment to increase the number of shares of common stock the company is authorized to issue from 450 million to 645 million. Such amendment became effective on July 12, 2001 when the company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware. On July 13, 2000 at the company's annual meeting of shareholders, the stockholders approved an amendment to increase the number of shares of common stock the company is authorized to issue from 325 million to 450 million. Such amendment became effective on July 18, 2000 when the company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware.

Common shares available for future issuance

     At December 31, 2002, the shares of common stock required to be reserved were as follows, calculated at the $0.043 common stock price on that date (or the discount therefrom as allowed under the applicable exchange or conversion agreements):

   NCT Preferred Stock (a)                                         854,641,606
   Stock options and warrants                                      341,350,817
   NCT Convertible Notes issued to Carole Salkind                  294,487,012
   8% Convertible Notes                                             32,123,492
   ConnectClearly Common Stock Exchange                              2,106,105
   Pro Tech Preferred Stock Exchange                                20,256,164
   6% Convertible Notes Exchange                                   150,304,856
   Artera Preferred Stock Exchange                                 138,794,683
   Earnout and look back shares for Theater Radio Network
      and Midcore Software acquisitions                             37,642,916
   Shares payable for settlement obligations                        29,248,170
   Private Equity Credit Agreement                                 161,498,708
                                                                ----------------
                                                                 2,062,454,529
                                                                ================

     Footnote:
     --------
     (a) We are required to reserve 100,000,000 shares of our common stock for the conversion of series H preferred stock until additional authorized shares of common stock are approved by stockholders at the next annual shareholder meeting (that meeting was expected before October 31, 2002). Although our annual stockholder meeting has not taken place as of December 31, 2002, we have presented the entire calculated reserve requirement for our preferred stock.

     At the December 31, 2002 common stock price of $0.043, our common shares issued and required to be reserved for issuance exceeded the number of shares authorized at that date. As such, NCT will seek shareholder approval of an amendment to NCT's Restated Certificate of Incorporation to increase the number of shares of common stock authorized for NCT.

Transactions with Crammer Road LLC
----------------------------------

2002 Exchange Agreement

     On June 21, 2002, NCT entered into an exchange agreement with Crammer Road to acquire the remaining 12,000 shares of DMC NY in exchange for 1,800 shares of our series H convertible preferred stock and $120,000 in cash (see discussion of preferred stock below and discussion of Crammer Road in Note 18).

Private Equity Credit Agreements

     On July 25, 2002, we entered into a new private equity credit agreement with Crammer Road. The July 2002 credit agreement provides that shares of up to $50 million (the maximum commitment amount) of our common stock may be sold to Crammer Road pursuant to put notices delivered by the company to Crammer Road. The terms of the agreement require us to put at least $5 million (the minimum commitment amount) of our common stock, in exchange for cash, at a discount to market of 10%. In connection with the execution of this private equity credit agreement, we issued a five-year warrant to Crammer Road for 1,000,000 shares of our common stock with an exercise price of $0.07375 per share (see Note 15). We are obligated to register for resale shares of our common stock for the warrant and the credit agreement in an amount no less than 112% of the maximum commitment amount. If we fail to issue shares for the minimum commitment amount during the commitment period (which terminates 24 months after effectiveness of a resale registration statement relating to the shares or earlier as described in the agreement), we must pay Crammer Road, in immediately available funds, an amount equal to the product of (i) the minimum commitment amount, less the aggregate shares of our common stock actually delivered to Crammer Road under the equity credit line and (ii) the 10% discount.

     On April 12, 2001, we executed a private equity credit agreement that provided that shares of up to $50 million of our common stock may be sold to Crammer Road pursuant to put notices delivered by the company to Crammer Road. The April 2001 private equity credit agreement replaced the September 2000 private equity credit agreement. In conjunction with this transaction, the company issued Crammer Road a warrant for 250,000 shares of the company's common stock. The terms of that credit agreement obligated the company to put $17 million of our common stock (the minimum commitment amount) to Crammer Road. The minimum commitment amount provided for the sale of NCT's common stock to Crammer Road at an accelerating discount to the market price of our common stock on the first $12 million of puts (the initial discount of 12.5% increased each month after May 27, 2001 by 2%) and a fixed discount to market of 10% for the remaining $5 million of committed puts by us. In exchange for the first $17 million of our shares under the minimum commitment amount, Crammer Road was obliged to deliver to us 12,000 shares of common stock of DMC NY and cash in the aggregate amount of $3.0 million. Monthly put notices were required to have been delivered to Crammer Road commencing October 1, 2001. We were required to file a registration statement on Form S-1 registering for resale no less than 125% of the number of shares of our common stock that are issuable pursuant to the minimum commitment amount under the credit line. The resale registration statement covering these credit line shares was required to have been effective by September 15, 2001. A penalty for late effectiveness was provided for in the agreement. In addition, if we failed to issue and deliver shares for the minimum commitment amount of $17 million during the commitment period, which would terminate 18 months after the commitment period began, NCT was obligated to pay Crammer Road in immediately available funds an amount equal to the product of
(i) the minimum commitment amount, less the aggregate value of shares of our common stock actually delivered to Crammer Road under the credit line and (ii) the then applicable discount. NCT and Crammer Road had a disput about the amount due under the penalty provision of the April 2001 private equity credit agreement (see settlement with Crammer Road below).

     We delivered a put notice to Crammer Road in November 2000 under the then existing private equity credit agreement for $0.5 million and issued 2,810,304 shares of our common stock to Crammer Road, of which 343,604 shares were issued in 2001.

2001 Exchange Agreement and Reset Shares

     On April 12, 2001, NCT entered into an exchange agreement with Crammer Road. Pursuant to the exchange agreement, NCT issued to Crammer Road a $1.0 million convertible note in exchange for 1,000 shares of common stock of DMC New York, Inc. (see Note 10). Further, pursuant to the exchange agreement, the company issued to Crammer Road 13,333,333 shares of NCT common stock in exchange for 2,000 shares of common stock of DMC NY with an aggregate value of $2.0 million. In accordance with the exchange agreement, NCT was also obligated to issue Crammer Road additional NCT common shares (reset shares) if the closing bid price of the NCT common stock for the five business days prior to the day before we requested acceleration of the effectiveness of the registration statement covering those shares was less than $0.16 per share, up to a maximum of 3,333,334 additional shares. We were obligated to register these issued shares of common stock and the reset shares. For the years ended December 31, 2001 and 2002, we incurred charges of $0.5 million and $3.4 million, respectively, due to non-registration of these shares included in other (income) expense in our consolidated statement of operations (see Note 16). In 2002, we settled our obligation to Crammer Road for the reset shares (see settlement with Crammer Road below).

DMC New York, Inc.

     NCT acquired 75% of DMC NY in 2002 and 25% in 2001. Our aggregate cost of the DMC NY shares was approximately $27.2 million (see Note 2).

     If a registration statement covering amounts pursuant to the April 12, 2001 exchange agreement with Crammer Road were not in effect by July 1, 2001, we agreed to acquire 1,000 shares of DMC NY common stock for $1.0 million in cash or other marketable securities on July 1, 2001. We paid $100,000 to Crammer Road in September 2001 toward this commitment which was classified in other current assets at December 31, 2001 and was zero at December 31, 2002. In 2002, we settled our obligation to Crammer Road under this agreement (see settlement with Crammer Road below).

Convertible Note issued by NCT Video Displays, Inc.

     On April 12, 2001, NCT Video, our wholly owned subsidiary, entered into a subscription agreement with Crammer Road whereby NCT Video issued a $0.5 million convertible note to Crammer Road for $0.5 million in cash. NCT Video received an advance of this amount in December 2000. The NCT Video note matured on December 31, 2001 and bore interest at 8% per annum, payable at maturity. Such convertible note was convertible into shares of NCT Video common stock. Because NCT Video's common stock is not publicly tradable on any market or exchange, NCT and Crammer Road entered into an exchange rights agreement whereby the NCT Video note would be exchangeable for shares of NCT common stock at an exchange price per share of 93.75% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. In accordance with EITF 98-5, as codified in EITF 00-27, in 2001, we recorded a beneficial conversion feature of approximately $33,000 in connection with this convertible note. The beneficial conversion feature was accounted for as a discount to the note and was allocated to a component of additional paid-in capital. For the year ended December 31, 2001, the discount was recognized as interest expense in our consolidated statement of operation. In October 2001, Crammer Road exchanged the NCT Video note for 6,014,029 shares of our common stock.

Settlement with Crammer Road

     In September  2002,  Crammer  Road brought a legal action  against NCT (see
Note 20). On October 30, 2002, a settlement agreement was executed by the parties and approved by the court on December 11, 2002. Under the settlement agreement, all claims in the suit by Crammer Road are dismissed in consideration of the issuance by NCT to Crammer Road of 68 million shares of NCT common stock. On December 17, 2002, we issued Crammer Road 40 million of the 68 million shares. The other 28 million shares are issuable on 65 days' demand by Cranmmer Road.

Shares Issued for Acquisitions
------------------------------

     As noted above, on April 12, 2001, we issued Crammer Road shares of our common stock in exchange for shares of DMC NY.

     NCT issued shares of its common stock to consummate the acquisitions of Theater Radio Network and Midcore Software (see Note 2). We issued an aggregate of 21,318,569 shares upon the closings of these acquisitions in August 2000. In February 2001, due to fill-up provisions, we issued an aggregate of 5,319,142 shares for these acquisitions. We have a contingent obligation to issue additional shares of our common stock to satisfy an earnout provision for the Theater Radio Network acquisition. Further, we may be required to issue additional NCT shares if the value of 4,332,005 of the shares we issued at the Midcore Software closing (look back shares) is less than $1.5 million on the third anniversary of the closing (August 29, 2003).

Shares Issued upon Conversion or Exchange of Indebtedness

     During the year ended December 31, 2002, $0.4 million of our 8% convertible notes plus interest were converted into 5,611,682 shares of NCT's common stock.

     As noted above, in October 2001, we issued Crammer Road shares of our common stock upon Crammer Road's exchange of the NCT Video note.

     During the year ended December 31, 2001, $2.5 million of the 6% convertible notes plus interest were exchanged for 26,910,453 shares of NCT's common stock. During the year ended December 31, 2002, $0.2 million of the 6% convertible notes plus interest were exchanged for 2,598,956 shares of NCT's common stock. At December 31, 2002, $4.2 million of the 6% convertible note principal remained that could be exchanged for NCT common stock.

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

Shares Issued to Infinite Technology Corporation, Vendors and Others

     During the year ended December 31, 2002, we recorded charges totaling $0.5 million for the issuance of 6,438,081 shares of our common stock. Of these shares, 5,938,081 were valued at approximately $0.5 million and were issued to settle a legal matter (see Note 20). In addition, 200,000 of the total number of shares were issued to settle a legal matter and were valued at less than $0.1 million (based upon the closing bid price on the date of the settlement). In addition, 300,000 of the total number of shares were valued at less than $0.1 million and were issued for a partial payment of consulting services (based upon the closing bid price on the date of the agreement).

     During the year ended December 31, 2001, NCT issued an aggregate of 3,165,495 shares of its common stock to suppliers, consultants and an employee. Of these shares 2,994,066 were for current obligations totaling $804,683 (328,717 of such shares were issued to an employee) and 171,429 shares were for future obligations totaling $60,000.

     On September 7, 2000, the company issued 9,523,810 shares of its common stock having a market value of $3.0 million to Infinite Technology Corporation with respect to the strategic alliance and technology development amendment with ITC (see Note 4).

ConnectClearly.com, Inc. Initial Financing
------------------------------------------

     On August 10, 2000, NCT entered into an agreement with three accredited investors for the financing of NCT's majority-owned subsidiary, ConnectClearly.com, Inc. In connection with the initial funding of ConnectClearly, NCT issued 1,000 shares of ConnectClearly common stock to these investors in consideration for $0.5 million in cash and conversion of promissory notes payable, due to two of the investors, totaling $0.5 million. These ConnectClearly common shares are exchangeable for shares of NCT common stock any time on or after the 180th day following issuance of the ConnectClearly common stock at 80% of the five-day closing bid average of the NCT common stock for the five-day period immediately preceding the exchange. During the year ended December 31, 2000, no shares of ConnectClearly were exchanged for shares of NCT common stock. During the year ended December 31, 2001, 937 shares of ConnectClearly common stock were exchanged for 7,831,908 shares of NCT's common stock. We incurred a $0.3 million charge to additional paid-in capital. This amount is included in beneficial conversion features and in the calculation of loss attributable to common stockholders for the year ended December 31, 2001. Because NCT obtained the ConnectClearly common shares upon exchange, NCT accounted for this as a step acquisition for which NCT recorded an increase to its goodwill in ConnectClearly and an increase to its additional paid-in capital of $0.9 million. At December 31, 2001, as a result of ConnectClearly's failure to achieve operating objectives, goodwill was reduced to zero resulting in a goodwill impairment charge of $0.9 million. During the year ended December 31, 2002, no shares of ConnectClearly were exchanged for shares of NCT common stock. At December 31, 2002, 63 ConnectClearly common shares are outstanding.

Distributed Media Corporation
-----------------------------

     During 2001, employees of DMC exercised options and were issued 7.06 shares of DMC common stock. On February 28, 2002, we issued 2,142,073 shares of our common stock in exchange for 6.435 shares of DMC common stock pursuant to an employment termination agreement. We recorded a charge based on the fair value of our common stock at that date of $0.2 million included in our consolidated statement of operations for the year ended December 31, 2002, classified as selling, general and administrative expense.

NCT Audio Products, Inc.
------------------------

Initial Financing

     NCT Audio sold 2,145 common shares in 1997 for approximately $4.0 million in a private placement under Regulation D of the Securities Act of 1933 (the "Securities Act"). The terms of the sale allow purchasers of NCT Audio's common stock to exchange their shares for NCT common stock at 80% of the five-day average closing bid price of NCT common stock for the five days immediately preceding the exchange. The NCT share exchanges are accounted for as step acquisitions of NCT Audio. Through the fourth quarter of 1999, we had pursued an acquisition strategy for NCT Audio. In connection with financing efforts for that acquisition strategy, we had access to an independent appraisal of NCT Audio performed for a prospective lender. In 1999, we changed the business strategy to suspend NCT Audio's acquisition effort. Based upon that change in strategy and the then current valuation, we began impairing goodwill resulting from step acquisitions. In 2001, due to the continuing inability of NCT Audio to generate positive cash flows from operations, we reduced the NCT Audio goodwill balance to zero (representing $1.5 million of the 2001 impairment to goodwill). In 2002, $0.3 million of goodwill resulting from a step acquisition was impaired because of NCT Audio's continuing inability to generate positive cash flows from operations. Included in our consolidated statements of operations are impairment charges aggregating $3.1 million, $2.1 million and $0.3 million for the years ended December 31, 2000, 2001 and 2002, respectively.

     Through December 31, 2002, we have issued an aggregate of 31,239,483 shares of our common stock in exchange for 2,145 shares of NCT Audio common stock. During the years ended December 31, 2000, 2001 and 2002, 533, 597 and 160 shares of NCT Audio common stock, respectively, were exchanged for 3,611,111, 4,824,068, and 3,930,818 shares of NCT common stock. At December 31, 2002, no shares of NCT Audio common stock subject to exchange are outstanding.

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

Other Private Placements and Stock Issuances
--------------------------------------------

     On June 5, 1998, Interactive Products, Inc. ("IPI") entered into an agreement with the company granting the company a license to, and an option to purchase a joint ownership interest in, patents and patents pending which relate to IPI's speech recognition technologies, speech compression technologies and speech identification and verification technology. The aggregate value of the patented technology was $1.3 million, which was paid by a $0.2 million cash payment and delivery of 1.3 million shares of the company's common stock valued at $0.65625 per share on June 5, 1998. At such time as IPI sells any of such shares, the proceeds thereof will be allocated towards a fully paid-up license fee for the technology rights noted above. In the event that the proceeds from the sale of shares are less than the $1.1 million, the company will record a liability representing the cash payment due. On July 5, 1998, the company paid IPI $50,000, which was held in escrow as security for the fulfillment of the company's obligations, toward the liability. The company recorded a liability representing the difference between the company's payment obligations and the IPI net proceeds from its sale of shares of NCT's common stock. In February 2001, we issued 200,000 shares of NCT common stock to settle this obligation and reduced the patent cost by $0.4 million corresponding to our reduction of the liability.

     On or about August 22, 2001, 2.0 million shares of NCT common stock issued with a restrictive legend were sold in a private placement, at current market value. The proceeds consisted of approximately $0.2 million in cash, including approximately $0.1 million from certain NCT directors and officers (see Note
18).

Transactions Affecting Common Stock of Pro Tech Communications, Inc.
--------------------------------------------------------------------

     In 2001, NCT received 1,190,476 shares of Pro Tech common stock as partial consideration for the January 9, 2001 6% convertible notes issued by Artera Group, Inc. (see Note 10). We received an aggregate of 2,563,636 shares of Pro Tech common stock valued at $1.4 million in partial payment of technology license fees receivable from two DMC customers.

     Pursuant to a consulting agreement dated March 15, 1999, as amended June 1, 1999 and modified July 29, 1999, between Pro Tech and the outside consultant, Pro Tech was obligated to issue 2% of its outstanding common stock to the consultant upon the consummation of the Pro Tech acquisition by our wholly-owned subsidiary, NCT Hearing (see Note 2). As such, Pro Tech issued 279,688 shares and NCT Hearing transferred 279,687 shares of its Pro Tech's common stock to the consultant (an aggregate of 559,375 shares) in full settlement of all obligations under the consulting agreement. The shares were valued at the closing bid price as of the date of issue. Pro Tech treated this as a charge against the stock issued, and NCT Hearing recorded it as a reduction in its investment in Pro Tech.

     At December 31, 2002, NCT Hearing Products, Inc. had approximately 27.1 million shares of Pro Tech common stock, comprising approximately 82% of the issued and outstanding shares of Pro Tech common stock.

NCT Group, Inc. Preferred Stock
-------------------------------

     Our Board of Directors is authorized to issue 10 million shares of preferred stock, par value $0.10 per share. As of December 31, 2002, there are 1,800 shares of NCT preferred stock issued and outstanding. Through 2002, NCT designated eight series of preferred stock, including series A, B, C, D, E, F, G and H preferred stock. Series A and B were eliminated in 1992 without ever having been issued. We have issued preferred stock under our series C, D, E, F, G and H designations. In November 2001, series C, D, E and F were eliminated. As of December 31, 2002, there are 1,800 shares of series H preferred stock issued and outstanding.

Series F Convertible Preferred Stock

         On August 10, 1999, the company entered into a subscription agreement to sell an aggregate stated value of up to $12.5 million (12,500 shares) of series F preferred stock in a private placement, pursuant to Regulation D under the Securities Act, to five unrelated accredited investors. On August 10, 1999, the company received $1.0 million for the sale of 8,500 shares of series F preferred stock having an aggregate stated value of $8.5 million. At the company's election, the investors may invest up to an additional $4.0 million in cash or in kind at a future date. Each share of the series F preferred stock had a par value of $0.10 and a stated value of $1,000 with an accretion rate of 4% per annum on the stated value. Each share of series F preferred stock was convertible into shares of the company's common stock, subject to specified limitations, as determined by a formula in the agreement. The conversion terms of the series F preferred stock also provided that in no event would the company be obligated to issue more than 35 million shares of its common stock in the aggregate in connection with the conversion of up to 12,500 shares of series F preferred stock. Subsequently, the maximum number of conversion shares was increased to 77 million shares of the company's common stock. The company registered an aggregate of 25,744,000 shares of common stock issuable upon conversion and payment for accretion. In connection with the series F preferred stock, the company may have been obligated to redeem the excess of the stated value over the amount permitted to be converted into common stock. Such additional amounts would have been treated as obligations of the company.

     On December 15, 1999, 974 shares of NCT's series F preferred stock were returned to the company as partial consideration for eight DMC network affiliate licenses. During 2000, we issued 23,470,081 shares of our common stock upon conversion of the remaining 4,715 shares of series F preferred stock. As of December 31, 2000, 7,526 shares of NCT's series F preferred stock had been converted into 48,776,638 shares of NCT's common stock. At December 31, 2001, no series F preferred stock was outstanding.

Series G Convertible Preferred Stock

     On January 25, 2000, the Board of Directors of NCT designated a series G convertible preferred stock. The series G preferred stock consists of 5,000 designated shares, par value of $0.10 per share and a stated value $1,000 per share with a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or common stock. On September 26, 2000, the company's Board of Directors approved an amendment to the Series G Certificate of Designations, Rights and Preferences to increase the maximum share issuance amount thereunder from 10 million shares to 24 million shares. The amendment became effective on September 27, 2000 when the company filed it with the Secretary of State of Delaware. On March 6, 2000, as amended March 10, 2000, NCT and an accredited investor entered into an agreement under which NCT sold an aggregate stated value of $2.0 million (2,004 shares) of series G preferred stock, in a private placement pursuant to Regulation D under the Securities Act, for an aggregate of $1.75 million. The company received proceeds, net of expenses, of $1.7 million. Each share of series G preferred stock is convertible into shares of NCT common stock at the lesser of (i) 20% below the five-day average closing bid price of common stock immediately prior to conversion or
(ii) $0.71925. In connection with the series G preferred stock transaction, on March 6, 2000, the company granted a five-year warrant for 150,000 shares of NCT common stock at an exercise price of $0.71925. In accordance with SFAS 123, the company estimated the fair market value of this warrant to be $0.1 million using the Black-Scholes option pricing model. An aggregate of

$0.7 million for the discounted conversion price and warrant is included in beneficial conversion features for the year ended December 31, 2000. The company filed a registration statement on April 20, 2000 (amended on June 13, 2000) to register such shares of common stock for the conversion of the series G preferred stock and the related warrant. During the year ended December 31, 2000, the company issued 4,906,595 shares of the company's common stock upon the conversion of 1,237 shares of the company's series G preferred stock. During 2001, we issued 7,218,150 shares of our common stock upon conversion of the remaining 767 shares of series G preferred stock. As of December 31, 2001, 2,004 shares of NCT's series G preferred stock had been converted into 12,124,745 shares of NCT's common stock. At December 31, 2001 and 2002, no series G preferred stock was outstanding.

Series H Convertible Preferred Stock

     In June 2002, NCT designated series H preferred stock consisting of 1,800 designated shares with a par value $0.10 per share, a stated value of $10,000 per share and a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or common stock, at NCT's election. The series H preferred stock is senior in rank to our common stock and has a liquidation value equal to the dividends plus the stated value in the case of liquidation, dissolution or winding up of NCT. The holders of our series H preferred stock have no voting rights (except as may be required by law). Each share of series H preferred stock is convertible into shares of the company's common stock at 75% of the average closing bid price of common stock for the five-day trading period immediately preceding conversion. The holder of the series H preferred stock is subject to a limitation on the percentage ownership of outstanding common shares of the company, as defined. The series H preferred stock is redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H was originally issued and the redemption date. The redemption price ranges from 85% of stated value (within three months of issuance) to 120% of stated value (after nine months from issuance). On June 24, 2002, we issued 1,800 shares ($18 million stated value) of our series H preferred stock to Crammer Road LLC for $120,000 cash and 12,000 shares of DMC
New York, Inc. (see Note 2). For the year ended December 31, 2002, we have included $0.4 million representing preferred stock dividends on the consolidated statement of operations. As of December 31, 2002, 1,800 shares of series H preferred stock are issued and outstanding and no series H preferred shares have been converted.

Artera Group, Inc. Preferred Stock
----------------------------------

     On February 21, 2001, the Board of Directors of Artera Group, Inc. designated a series A convertible preferred stock which consists of 30,000 designated shares, par value of $0.10 per share and stated value $1,000 per share with a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or common stock of Artera. Each share of series A convertible preferred stock is convertible into shares of Artera common stock on and after the earlier of two years after issuance or ten days after Artera becomes publicly traded, at a conversion price equal to the average closing price for the five trading days prior to the conversion date. We amended these rights as to $4.3 million stated value of Artera preferred stock that was issued in conjunction with our acquisition of Artera (see Note 2). For each of the years ended December 31, 2001 and 2002, the dividends are approximately $0.3 million. These amounts represent preferred stock dividends on the consolidated statement of operations for the years then ended.

     On June 29, 2001, NCT entered into an exchange rights agreement with ten accredited investors who hold $4.3 million in aggregate stated value of Artera Group, Inc. series A preferred stock. Each of the ten holders of Artera series A preferred stock is entitled to exchange the Artera series A preferred stock for shares of NCT common stock from and after November 30, 2001 at an exchange price per share of 100% of the average closing bid price of NCT's common stock for the five trading days prior to the exchange date. NCT is obligated to register shares of its common stock for the exchange of Artera series A preferred stock. For the years ended December 31, 2001 and 2002, we incurred a charge of $0.7 million and $2.1 million, respectively, for non-registration of the underlying shares of NCT common stock. These amounts are included in preferred stock dividends on the consolidated statement of operations for the years then ended. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera series A preferred stock by paying the holder cash equal to the aggregate stated value of the Artera series A preferred stock being redeemed (together with accrued and unpaid dividends thereon). As of December 31, 2002, 8,299 shares of Artera series A preferred stock are issued and outstanding and no shares have been converted.

Pro Tech Communications, Inc. Preferred Stock
---------------------------------------------

     On September 29, 2000, Pro Tech entered into a securities purchase and supplemental exchange rights agreement with the company, Austost, Balmore and Zakeni Limited to consummate the $1.5 million financing arranged by the company for Pro Tech in connection with its sale of 1,500 shares of Pro Tech series A convertible preferred stock to the investors. The Pro Tech series A preferred stock consists of 1,500 designated shares, par value $0.01 per share and a stated value of $1,000 per share with a cumulative dividend rate of 4% per annum on the stated value. Each share of such stock is exchangeable for shares of NCT's common stock based upon the lowest average of the average closing bid price for a share of our common stock for any consecutive five-day period out of 15 trading days preceding the date of exchange, less a discount of 20%. In addition, each share of this preferred stock is convertible into shares of the Pro Tech's common stock at a discount from the quoted market value. In connection with the execution of the securities purchase and supplemental exchange rights agreement, Pro Tech issued three-year warrants to the Pro Tech investors to acquire 4.5 million shares of Pro Tech's common stock exercisable at $0.50 per share. Pro Tech estimated the fair value of this warrant to be $3.6 million determined using the Black-Scholes option pricing model. In addition, the excess of the quoted market value of the common stock assumed to be converted over the net allocable proceeds received for issuance of convertible series A preferred shares (the beneficial conversion feature) of $1.4 million is considered a preferred dividend with this difference being accreted over the period beginning with the issuance of the preferred stock to the date the shares are eligible for conversion. The beneficial conversion feature had originally been calculated at $0.4 million. The calculation of the beneficial conversion feature has been adjusted to reflect the correct discount from the quoted market price of the common stock, which resulted in an adjusted beneficial conversion feature of $1.4 million. The aggregate of $5.0 million, as adjusted, is included in beneficial conversion features on the consoilidated statement of operations for the year ended December 31, 2000 (see Note 3).

     On July 30, 2001, Pro Tech entered into an agreement with Alpha Capital Aktiengesellschaft to issue 500 shares of Pro Tech series B redeemable convertible preferred stock having an aggregate stated value of $0.5 million. Upon issuance, Pro Tech received approximately $0.4 million in cash, net of expenses and fees, which was used for working capital purposes. The Pro Tech preferred stock is convertible into Pro Tech common, and is exchangeable for shares of NCT common stock (as to 50% from and after six months, and as to 100% from and after one year, from the issue date) at an exchange rate which is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the 15 trading days preceding the date of exchange, less a discount of 20%. Pro Tech recorded a beneficial conversion feature of $125,000 in connection with the issuance of its series B preferred stock which resulted in a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature is to be recognized as an increase to Pro Tech's preferred stock and a decrease to additional paid-in capital over the period from the date of issuance (July 30, 2001) to the date of earliest conversion (50% on January 30, 2002 and 50% on July 30, 2002). For the years ended December 31, 2001 and 2002, $79,000 and $46,000, respectively, of the beneficial conversion feature was recognized. In connection with this 2001 transaction, Pro Tech issued a three-year warrant to purchase 1.0 million shares of its common stock, exercisable at $0.13 per share. Pro Tech estimated the fair value of this warrant to be approximately $63,000 using the Black-Scholes option pricing model. The aggregate of $142,000 and $46,000 is included in beneficial conversion features on the consolidated statement of operations for the years ended December 31, 2001 and 2002, respectively.

     For the years ended December 31, 2000, 2001 and 2002, the aggregate dividends for Pro Tech series A and B are approximately $21,000, $24,000 and $22,000, respectively. These amounts represent preferred stock dividends on the consolidated statement of operations for the years then ended.

     During the year ended December 31, 2001, 1,162 shares of Pro Tech series A preferred stock were converted into 4,951,873 shares of Pro Tech common stock and 288 shares of Pro Tech series A preferred stock were exchanged for 2,975,978 shares of NCT common stock. In connection with the issuance of NCT shares, NCT recorded a decrease in the minority interest in subsidiary and an increase to additional paid-in capital of approximately $0.2 million. During the year ended December 31, 2002, there were no conversions or exchanges. At December 31, 2002, there were 50 shares of Pro Tech's series A preferred stock outstanding and 500 shares of Pro Tech series B preferred stock outstanding.

NCT Audio Products, Inc. Preferred Stock
----------------------------------------

     On July 27, 1998, NCT Audio entered into subscription agreements to sell 60 shares of NCT Audio's series A convertible preferred stock having an aggregate stated value of $6.0 million in a private placement, pursuant to Regulation D under the Securities Act, to six unrelated accredited investors. NCT Audio received net proceeds of $5.2 million from the sale of NCT Audio series A preferred stock. Each share of the NCT Audio series A preferred stock has a par value of $0.10 and a stated value of $100,000 with an accretion rate of 4% per annum on the stated value. Each share of NCT Audio series A preferred stock was exchangeable for NCT's series D preferred stock and convertible into shares of NCT common stock as determined by a formula set forth in the agreement. On March 30, 1999, holders of 57 shares of NCT Audio series A preferred stock exercised this election and converted their shares into 11,699,857 shares of NCT's common stock. On January 10, 2000, the remaining three shares of NCT Audio series A preferred stock were converted into 634,915 shares of the company's common stock. As of December 31, 2000, 60 shares of NCT Audio series A preferred stock had been converted into 12,334,772 shares of NCT's common stock. At December 31, 2000, no NCT Audio series A preferred stock was outstanding.

Treasury Stock
--------------

     On March 1, 2002, NCT retired and cancelled all 6,078,065 shares of treasury stock.

15.  Common Stock Options and Warrants:

     The company values options and warrants using the Black-Scholes option pricing model and accounts for options and warrants issued to those that are not employees or members of the Board of Directors as outlined herein. The fair value of options and warrants issued to general consultants are recorded as consulting expense and classified as selling, general and administrative expenses. The relative fair value of options and warrants issued in connection with indebtedness are amortized as interest expense over the term of the related indebtedness. The allocated fair value of options and warrants issued in conjunction with preferred stock are accreted as an increase in loss attributable to common stockholders in the net loss per share computation over the vesting period of the related options or warrants. The fair value of options and warrants issued in connection with acquisitions are recorded as additional purchase price.

Stock Options:

     The company has stock option plans under which directors, officers, employees and consultants may be granted options to purchase common stock or other equity-based awards. The company's stock option plans that have been approved by shareholders are as follows: 1987 Stock Option Plan (the "1987 Plan"); the NCT Group, Inc. 1992 Stock Incentive Plan (as ameded, the "1992 Plan"); the NCT Group, Inc. Option Plan for Certain Directors (as amended, the "Directors Plan"); and the NCT Group, Inc. 2001 Stock and Incentive Plan (the "2001 Plan"). In addition, options outside the option plans have been granted.

     The following summarizes information about the company's stock options outstanding and exercisable at December 31, 2002:



                                                  Options Outstanding                         Options Exercisable
                                      ---------------------------------------------      --------------------------------
                                                           Weighted
                                                           Average
                                                           Remaining       Weighted                              Weighted
                                                          Contractual      Average                               Average
                     Range of              Number             Life         Exercise          Number              Exercise
Plan               Exercise Prices       Outstanding       (In Years)        Price         Exercisable            Price
--------------    ----------------    ----------------    -----------      --------      --------------         ---------
1987 Plan         $ 0.50 to $ 0.63        1,350,000           1.09          $  0.51         1,350,000           $  0.51
                                      ================                                   ==============

1992 Plan         $ 0.10 to $ 1.00       44,022,537           4.70          $  0.42        44,022,537           $  0.42
                                      ================                                   ==============

Directors Plan    $             -                  -             -          $     -                 -           $     -
                                      ================                                   ==============

2001 Plan         $ 0.081 to 0.13        41,485,358 (i)       6.86          $  0.10        30,080,358(i)        $  0.11
                                      ================                                   ==============

Non-plan          $ 0.042 to $0.27       84,825,000           4.69          $  0.07        84,825,000           $  0.07
                                      ================                                   ==============

     (i) 29,400,000 of the number outstanding and 19,995,000 of the number exercisable under the 2001 Plan are subject to the approval by the company's stockholders of a sufficient increase (1) in the number of shares of common stock authorized and (2) in the number of shares covered by the 2001 Plan. At the time of such shareholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved. If shareholder approval of the increase is not obtained at the next shareholder meeting, options granted will be reduced pro rata for the excess unauthorized shares.

1987 Plan
---------

     The company's 1987 Plan provides for the granting of up to 4 million shares of common stock as either incentive stock options or nonstatutory stock options. Options to purchase shares may be granted under the 1987 Plan to persons who, in the case of incentive stock options, are full-time employees (including officers and directors) of the company; or, in the case of nonstatutory stock options, are employees or non-employee directors of the company. The exercise price of all incentive stock options must be at least equal to the fair market value of such shares on the date of grant and may be exercisable over a ten-year period as determined by the Board of Directors. The exercise price and duration of the nonstatutory stock options are determined by the Board of Directors. In 2000, the Board of Directors determined that no future grants of options for the purchase of shares would be made under the 1987 Plan. Thus, no options for the purchase of shares are available for future grant under the 1987 Plan.

     1987 Plan activity is summarized as follows:


                                                               Years Ended December 31,
                                   ---------------------------------------------------------------------------------
                                              2000                        2001                       2002
                                   -------------------------   -------------------------  --------------------------
                                                   Weighted                    Weighted                    Weighted
                                                   Average                     Average                     Average
                                                   Exercise                    Exercise                    Exercise
                                      Shares        Price         Shares        Price        Shares        Price
                                   ------------  -----------   -----------  ------------  -----------  -------------
Outstanding at beginning of year     1,350,000     $  0.51      1,350,000      $  0.51     1,350,000       $  0.51
Options granted                              -           -              -            -             -             -
Options exercised                            -           -              -            -             -             -
Options canceled, expired or                 -           -              -            -             -             -
forfeited                          ------------                -----------                -----------
Outstanding at end of year           1,350,000     $  0.51      1,350,000      $  0.51     1,350,000       $  0.51
                                   ============                ===========                ===========
Options exercisable at year-end      1,350,000     $  0.51      1,350,000      $  0.51     1,350,000       $  0.51
                                   ============                ===========                ===========
Options available for grant at               -                          -                          -
year-end                           ============                ===========                ===========


1992 Plan
---------

     On October 6, 1992, the company adopted the 1992 Plan for the granting of shares and options to purchase up to 10,000,000 shares of common stock to officers, employees, consultants and directors. The exercise price of options granted under the 1992 Plan must be at least equal to the fair market value of such shares on the date of the grant. 1992 Plan options are generally exercisable over a five to ten-year period as determined by the Board of Directors. Vesting schedules of 1992 Plan options vary from (i) fully vested at the date of grant to (ii) multiple year apportionment of vesting, as determined by the Board of Directors. On October 20, 1998, the stockholders approved an amendment to the 1992 Plan to increase the aggregate number of shares of common stock reserved for grants of restricted stock and grants of options to purchase shares of common stock to 30,000,000 shares. On July 13, 2000, the stockholders approved an amendment to the 1992 Plan to increase the aggregate number of shares of NCT's common stock reserved for issuance upon the exercise of stock options granted and restricted stock awards under the 1992 Plan from 30,000,000 shares to 50,000,000 shares.

     In January 2000, the Board of Directors granted options to purchase shares of the company's common stock to directors, officers, employees and consultants, subject to the approval by the company's stockholders of (1) an increase in the number of shares of common stock authorized and (2) an increase in the number of shares covered by the 1992 Plan. Those options were granted at or above the fair market value of the company's common stock on the date of grant. The fair value of the options granted to consultants amounted to $0.1 million (included in selling, general and administrative expenses on the consolidated statements of operations for the year ended December 31,

2000). After shareholder approval of increases in July 2000, the Board of Directors canceled 9.9 million options it had granted in January 2000. The Board of Directors granted 12.4 million new options at the then fair market value of the common stock, a higher exercise price than had been in effect in January 2000. There was no financial statement impact with respect to the granting of these new options.

     On April 21, 2000, the Board of Directors approved the re-granting to employees of options to replace options that would otherwise expire in 2000. The replacement grants under the 1992 Plan totaled approximately 315,000 options. The price on these new grants was substantially the same as the exercise price of the replaced grants, and therefore, there was no financial statement impact with respect to these options.

     In December 2000, the Board of Directors granted options to directors and employees to acquire 11,325,000 shares of common stock subject to sufficient remaining shares under the 1992 Plan. These grants exceeded the number of shares available under the 1992 Plan by 2,824,505. As such, the grant to the company's Chairman of the Board of Directors and Chief Executive Officer was reduced by this amount, but this award remained an obligation pending future availability under the 1992 Plan or adoption of a new stock option plan. The Board of Directors fulfilled this obligation in 2001 by granting options to acquire 824,505 shares under the 1992 Plan and options to acquire 2,000,000 shares under the 2001 Plan. The exercise price of the options was equal to the market price at the date the shares were made available under the plans. Accordingly, no compensation was recognized.

     On April 25, 2001, the Board of Directors approved the re-granting to employees of options to replace options that would otherwise expire in 2001. The replacement grants under the 1992 Plan totaled approximately 67,000 options. The exercise price of these new grants was the same as the exercise price of the replaced grants, and all exercise prices exceeded the fair value of our common stock on the date of grant. Therefore, there was no financial statement impact with respect to these options. In addition, in 2001, the company granted 357,927 shares of common stock under the 1992 Plan to a former employee in connection with his employment termination agreement. The company recorded a charge of approximately $33,000 in connection with this grant, representing the market price at the date of termination.

     From time to time, the Board of Directors accelerates the vesting schedules of previously granted stock options so that the right to acquire the underlying shares becomes 100% vested. The vesting schedules on grants made to NCT's Chairman of the Board of Directors and Chief Executive Officer were accelerated in each of 2000 and 2001, but the exercise prices were not modified, as follows:
(a) his April 13, 1999 grant to acquire 5,000,000 shares became vested on July 13, 2000 due to DMC and fund raising; (b) his July 13, 2000 grant to acquire 8,164,634 shares became 100% vested on December 6, 2000 due to completion of acquisitions in 2000; and (c) his December 6, 2000 grant to acquire 6,000,000 shares became 100% vested on September 20, 2001 due to formation of Artera
Group, Inc. and conceptualization of its strategy. The Board of Directors accelerated the vesting of July 13, 2000 grants (the exercise prices were not modified) to NCT's President and a director (to acquire 942,073 shares) and to its Senior Vice President, Chief Financial Officer (to acquire 314,024 shares) due to the completion of acquisitions in 2000 (Theater Radio Network, Midcore Software and Pro Tech). On October 25, 2002, the Board of Directors deemed all options granted before that date as fully vested. Although the acceleration of vesting schedules was a modification of the original grants, there was no accounting consequence because the market prices on the dates of such modification were lower than the original exercise prices of the grants.

           1992 Plan activity is summarized as follows:


                                                                   Years Ended December 31,
                                     -------------------------------------------------------------------------------------
                                                2000                        2001                          2002
                                     ---------------------------  -------------------------    ---------------------------
                                                      Weighted                    Weighted                      Weighted
                                                      Average                     Average                       Average
                                                      Exercise                    Exercise                      Exercise
                                        Shares         Price        Shares         Price         Shares          Price
                                     -------------  ------------  ------------   ----------    ------------  -------------
Outstanding at beginning of year       28,024,237     $   0.47     47,057,690     $   0.43      46,408,663      $   0.42
Options granted                        35,377,071     $   0.42      1,641,992     $   0.19               -      $      -
Options exercised                      (1,284,907)    $   0.58              -            -               -             -
Options canceled, expired or          (12,234,206)    $   0.49     (2,291,019)    $   0.55      (2,386,126)     $   0.44
forfeited
Board action                           (2,824,505)    $   0.33              -            -               -             -
                                     -------------                 ------------                ------------
Outstanding at end of year             47,057,690     $   0.43     46,408,663     $   0.42       44,022,537     $   0.42
                                     =============                 ============                ============
Options exercisable at year-end        32,330,873     $   0.47     42,180,040     $   0.42       44,022,537     $   0.42
                                     =============                 ============                ============
Options available for grant at                  -                           -                             -
year-end                             =============                 ============                ============


Directors Plan
--------------

     On November 15, 1994, the Board of Directors adopted the Directors Plan which was approved by shareholders at the annual meeting held in July 1996. Under the Directors Plan, options to purchase 821,000 shares have been approved by the Board of Directors for issuance. The options granted under the Directors Plan have exercise prices equal to the fair market value of the common stock on the grant dates and expire five years from date of grant. Options granted under the Directors Plan are fully vested at the grant date.

         Directors Plan activity is summarized as follows:


                                                            Years Ended December 31,
                                 --------------------------------------------------------------------------------
                                          2000                        2001                       2002
                                 ------------------------   -------------------------  --------------------------
                                               Weighted                   Weighted                    Weighted
                                               Average                    Average                     Average
                                               Exercise                   Exercise                    Exercise
                                   Shares        Price        Shares        Price        Shares         Price
                                 ----------  ------------   ----------  -------------  -----------  -------------
Outstanding at beginning of year   538,500     $   0.73       538,500     $   0.73       538,500      $   0.73
Options granted                          -            -             -            -             -             -
Options exercised                        -            -             -            -             -             -
Options canceled, expired or             -            -             -            -      (538,500)     $   0.73
forfeited
                                 ----------                 ----------                 -----------
Outstanding at end of year         538,500     $   0.73       538,500     $   0.73             -      $      -
                                 ==========                 ==========                 ===========
Options exercisable at year-end    538,500     $   0.73       538,500     $   0.73             -      $      -
                                 ==========                 ==========                 ===========
Options available for grant at     282,500                    282,500                    821,000
year-end                         ==========                 ==========                 ===========



2001 Plan
---------

     On April 25, 2001, the Board of Directors adopted the 2001 Plan for the granting of shares and options to purchase up to 18,000,000 shares of common stock to directors, officers, employees and consultants. The 2001 Plan was approved by the stockholders at the company's annual meeting on July 10, 2001. The exercise price of all 2001 Plan options must be at least equal to the fair market value of our common stock on the date of grant, and the term and vesting schedules of 2001 Plan options are determined by the Board of Directors. On June 3, 2002, June 13, 2002 and October 25, 2002, the Board of Directors granted seven-year options to purchase shares of NCT common stock to directors, officers and employees in the aggregate amount of 430,000, 10,575,000 and 20,675,000 shares, respectively, at exercise prices of $0.081, $0.081 and $0.083, respectively, the fair market value of shares of NCT common stock on the respective dates of grant. The June 13, 2002 grants to directors and officers and the October 2002 grants to directors, officers and all employees were made subject to the approval by the company's stockholders of a sufficient increase
(1) in the number of shares of common stock authorized and (2) in the number of shares covered by the 2001 Plan. At the time of such shareholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved. If shareholder approval of the increase is not obtained at the next shareholder meeting, options granted will be reduced pro rata for the excess unauthorized shares. On October 25, 2002, the Board of Directors deemed all options granted to directors, officers and employees before that date as fully vested pending the approval as noted above. Although the acceleration of vesting schedules was a modification of the original grants, there was no accounting consequence because the market price on the date of the modification was lower than the original exercise price of the grants.

         2001 Plan activity is summarized as follows:

                                                                  Years Ended December 31,
                                               --------------------------------------------------------------
                                                           2001                            2002
                                               -----------------------------  -------------------------------
                                                                 Weighted                         Weighted
                                                                  Average                          Average
                                                                 Exercise                         Exercise
                                                   Shares          Price          Shares            Price
                                               ---------------  ------------  ---------------    ------------
       Outstanding at beginning of year                     -             -       10,387,503        $   0.13
       Options granted                             10,387,503      $   0.13       31,680,000 (i)    $   0.08
       Options exercised                                    -             -                -               -
       Options canceled, expired or forfeited               -             -        (582,145)        $   0.13
                                               ---------------                ---------------
       Outstanding at end of year                  10,387,503      $   0.13       41,485,358        $   0.10
                                               ===============                ===============

       Options exercisable at year-end              5,355,001      $   0.13       30,080,358 (i)    $   0.11
                                               ===============                ===============
       Options available for grant at               7,612,497                              -        $      -
       year-end                                ===============                ===============



     (i) Of the 31,680,000 options granted, 29,400,000 options and of the 30,080,358 options exercisable, 19,995,000 options are subject to the approval by the company's stockholders of a sufficient increase (1) in the number of shares of common stock authorized and (2) in the number of shares covered by the 2001 Plan.

Non-plan
--------

     From time to time at the discretion of the Board of Directors, non-plan options are granted. The exercise price of non-plan options generally must be at least equal to the fair market value of such shares on the date of grant. Non-plan options generally are exercisable over a five to ten-year period as determined by the Board of Directors. Vesting schedules of non-plan options vary from (i) fully vested at the date of grant to (ii) multiple year apportionment of vesting, as determined by the Board of Directors. In 2001, the company issued 3,850,000 shares of NCT common stock to NXT plc for an option which NCT had granted to NXT plc in 1997. This issuance was in connection with reorganizing existing cross-license agreements between NCT and NXT plc (see Note 4). In 2002, the Board of Directors granted non-plan options to acquire NCT common stock to consulting entities in which Carole Salkind or her son were the sole shareholder (see Note 18). The fair value of these consulting options (determined using the Black-Scholes option pricing model) resulted in an aggregate $4.1 million charege included in our selling, general and administrative expenses for the year ended December 31, 2002.


         Non-plan stock option activity is summarized as follows:


                                                             Years Ended December 31,
                                 ---------------------------------------------------------------------------------
                                          2000                       2001                         2002
                                 ------------------------  --------------------------  ---------------------------
                                               Weighted                    Weighted                       Weighted
                                               Average                     Average                        Average
                                               Exercise                    Exercise                       Exercise
                                   Shares       Price        Shares         Price        Shares            Price
                                 -----------  -----------  ------------   -----------  ------------     -------------
Outstanding at beginning of year  4,284,000     $   0.33     4,025,000      $   0.30        100,000       $   0.27
Options granted                           -            -             -             -    100,225,000       $   0.07
Options exercised                         -            -    (3,850,000)     $   0.30              -              -
Options canceled, expired or       (259,000)    $   0.70       (75,000)     $   0.50    (15,500,000)      $   0.08
forfeited                        -----------               ------------                ------------
Outstanding at end of year        4,025,000     $   0.30       100,000      $   0.27     84,825,000       $   0.07
                                 ===========               ============                ============
Options exercisable at year-end   4,025,000     $   0.30       100,000      $   0.27     84,825,000       $   0.07
                                 ===========               ============                ============

Warrants:

     The company's warrants are granted from time to time at the discretion of the Board of Directors. The exercise price of warrants generally must be at least equal to the fair market value of the underlying shares on the date of grant. Generally, warrants are exercisable over a three to seven-year period as determined by the Board of Directors and vest on the grant date.

     During 2000, warrants to acquire an aggregate of 10,979,875 shares of common stock were issued. Warrants to acquire 167,500 shares were issued in connection with the series G preferred stock transaction (see Note 14). In connection with an installation arrangement with a third party, we issued a warrant to acquire 300,000 shares of common stock. In accordance with SFAS 123, we estimated the fair value of this warrant to be $0.1 million which was amortized to interest expense over the related two-year term of the installation agreement. In September 2000, the company issued warrants for 10 million shares of common stock, exercisable at $0.32 per share, to the placement agent for some of the company's 2000 equity transactions (including ConnectClearly initial financing and Pro Tech series A preferred stock). Since these warrants were in connection with equity financings, the fair value of this warrant did not impact the consolidated statement of stockholders' equity (capital deficit). In 2001 to encourage the exercise of this warrant, we reduced the exercise price to $0.08 per share and realized $800,000 upon exercise of the warrant. On September 27, 2000, in connection with the execution of a private equity credit agreement, NCT issued a warrant for 250,000 shares of its common stock, exercisable at $0.34 per share. Since these warrants were in connection with the private equity credit agreement, the fair value of this warrant did not impact the consolidated statements of stockholders' equity (capital deficit) at December 31, 2000. In 2001, in conjunction with a replacement private equity credit agreement, that warrant was canceled and replaced with another warrant for 250,000 shares, exercisable at $0.14 per share. In 2002, in connection with the execution of another private equity credit agreement, NCT issued a five-year warrant for 1,000,000 shares of its common stock, exercisable at $0.0738 per share.

     During 2001, in conjunction with the issuance of convertible notes, NCT granted Carole Salkind warrants to acquire an aggregate of 10,417,254 shares of its common stock at exercise prices ranging from $0.071 to $0.21 per share. The fair value of these warrants was $0.7 million (determined using the Black-Scholes option pricing model). We reduced the exercise price on warrants granted to her before December 20, 2001 to $0.071 per share. The fair value due to the repricing of these warrants as determined using the Black-Scholes option pricing model was $0.3 million. Thus, the company valued the warrants and repricings at $1.0 million using the Black-Scholes option pricing model. Based upon allocation of the relative fair values of the instruments, we recorded a discount of $0.7 million to the convertible notes issued to Carole Salkind. On October 25, 2001, NCT granted a placement agent a warrant to acquire 20,000,000 shares of NCT common stock at an exercise price of $0.09 per share as consideration for advisory services with respect to equity placements during 2001 (including Pro Tech series B preferred stock). In January 2002, we reduced the exercise price of this warrant from $0.09 per share to an exercise price, as amended as of June 28, 2002, to the lesser of $0.07 or the lowest closing bid price between January 10, 2002 and June 28, 2003. During 2001, we issued warrants to outside consultants for the right to acquire an aggregate of 3,125,000 shares of our common stock at exercise prices ranging from $0.093 to $0.59 per share. For the year ended December 31, 2001, we recorded a charge for consulting services of $0.4 million (determined using the Black-Scholes option pricing model).

     During 2002, in conjunction with the issuance of convertible notes, NCT granted Carole Salkind five-year warrants to acquire an aggregate of 96,372,920 shares of its common stock (including 30,000,000 warrants for her irrevocable wavier to rights to exchange her notes and a warrant for shares of Pro Tech common stock) at exercise prices ranging from $0.041 to $0.097 per share, a weighted average exercise price of $0.069. The fair value of these warrants was $5.0 million (determined using the Black-Scholes option pricing model). Based upon allocation of the relative fair values of the instruments, we recorded a discount of $4.4 million to the convertible notes issued to Carole Salkind. During 2002, we issued warrants to outside consultants for the right to acquire an aggregate of 10,854,167 shares of our common stock at exercise prices ranging from $0.054 to $0.75 per share, a weighed average exercise price of $0.099. For the year ended December 31, 2002, we recorded a charge for consulting services of $0.6 million (determined using the Black-Scholes option pricing model). Included in these shares, as consideration for advisory services by a placement agent, was a five-year warrant to acquire 5,000,000 shares of our common stock at an exercise price, as amended as of June 28, 2002, of the lesser of $0.07 or the lowest closing bid price between January 10, 2002 and June 28, 2003. In conjunction with the execution of a license agreement with FairPoint Broadband, Inc. (see Note 4), NCT issued a five-year warrant for 2,000,000 shares of its common stock to FairPoint Communications, Inc. exercisable at $0.15 per share. The fair value of this warrant was approximately $0.1 million (determined using the Black-Scholes option pricing model) which is being recorded as a reduction of license fee revenue in accordance with EITF 01-9 for the year ended December 31, 2002 in our consolidated statement of operations (see Note 4). In connection with the issuance of a promissory note on December 6, 2002, we issued two five-year warrants to the note holder, one for 1,400,000 shares of NCT common stock at an exercise price per share of the lesser of $0.07 or the lowest closing bid price of NCT common stock for the period from the grant date through the first anniversary. The fair value of the warrant was less than $0.1 million (determined using the Black-Scholes option pricing model) which we recorded as a discount to the related note payable based upon allocation of the relative fair values of the instruments. The other warrant is for 15,000,000 shares at an exercise price of $0.01 per share, subject to certain conditions. This warrant vests and becomes exercisable in its entirety as of the date, if any, that both of the following events have occurred: (a) NCT has failed to pay when due and payable (April 7, 2003) any amount owed by it to the note holder under the promissory note, dated December 6, 2002, in the principal amount of $385,000, and (b) NCT has failed, as of the date that the note becomes due and payable (April 7, 2003), to pay any amount owed by NCT under certain registration penalty provisions and such payment obligation has not been otherwise discharged. If the event described in clause (b) occurs but the event described in clause (a) does not occur, then this warrant vests and becomes exercisable as to 2,000,000 shares only. No charge was incurred for this warrant for the year ended December 31, 2002 due to the unresolved contingencies.

         Warrant activity is summarized as follows:


                                                               Years Ended December 31,
                                   ----------------------------------------------------------------------------------
                                             2000                        2001                        2002
                                   -------------------------   --------------------------  --------------------------
                                                  Weighted                     Weighted                   Weighted
                                                  Average                      Average                     Average
                                                  Exercise                     Exercise                   Exercise
                                     Shares        Price          Shares        Price        Shares         Price
                                   ------------  -----------   -------------  -----------  ------------  ------------
Outstanding at beginning of year    10,402,081     $  0.40       21,048,331     $  0.36     43,725,585     $  0.207
Warrants granted                    10,979,875     $  0.34       33,542,254     $  0.13    126,627,087     $  0.066
Warrants exercised                           -           -      (10,000,000)    $  0.08              -            -
Warrants canceled, expired or         (333,625)    $  0.89         (865,000)    $  0.40       (684,750)    $  0.621
forfeited                          ------------                -------------               ------------
Outstanding at end of year          21,048,331     $  0.36       43,725,585     $  0.21    169,667,922     $  0.091
                                   ============                =============               ============
Warrants exercisable at year-end    21,048,331     $  0.36       42,396,318     $  0.20    168,788,705     $  0.090
                                   ============                =============               ============

     The following table summarizes information about warrants outstanding at December 31, 2002:


                                         Warrants Outstanding                      Warrants Exercisable
                             ----------------------------------------------    -----------------------------
                                             Weighted
                                              Average
                                             Remaining
                                            Contractual      Weighted                          Weighted
              Range of          Number         Life           Average                           Average
           Exercise Prices     Outstanding  (In Years)    Exercise Price          Number    Exercise Price
         -----------------   -------------- ----------    --------------       -----------  --------------
          $0.010 to $0.063      43,178,299         4.92       $0.035            43,178,299      $0.035
          $0.070 to $0.100     110,211,875         3.90       $0.075           110,211,875      $0.075
          $0.110 to $0.500      11,117,592         2.42       $0.197            10,588,425      $0.193
          $0.510 to $1.000       4,914,031         1.61       $0.663             4,563,981      $0.671
          $1.010 to $1.500         246,125         0.12       $1.031               246,125      $1.031
                             --------------                                    ------------
                               169,667,922                                     168,788,705
                             ==============                                    ============


Stock Options and Warrants of Pro Tech Communications, Inc.:

     On March 5, 1998, the Pro Tech Board of Directors adopted the 1998 Stock Option Plan (the "1998 Plan") for the benefit of its directors, officers, employees and consultants. This plan originally authorized the issuance of up to 500,000 shares of common stock and was increased to 2 million shares of common stock on August 11, 2000. The authorized shares for this plan were increased to 30 million on April 12, 2002 at Pro Tech's annual meeting of stockholders.

     On November 28, 2000, Pro Tech issued options to purchase 500,000 shares of common stock at $0.4375 per share under the 1998 Plan, which vest as follows:
125,000 immediately, 125,000 on November 28, 2001, 125,000 on November 28, 2002,
and 125,000 on November 28, 2003. The options expire on November 28, 2007.

     On June 1, 2001, Pro Tech issued options to its Chief Executive Officer to purchase up to 540,000 shares at an exercise price of $0.17 per share under the 1998 Plan, which options vested immediately upon issuance and expire on June 1, 2008. The exercise price of these options was equal to the fair market value of the common stock on the grant date. On February 1, 2002, Pro Tech modified the 540,000 options to exclude the clause under which the options would expire upon termination of employment. Although the change in the termination clause was a modification of the original grant, there was no accounting consequence because the market price on the date of such modification was lower than the exercise price of the grant. On June 1, 2001, Pro Tech issued options to two employees to purchase up to 400,000 shares at an exercise price of $0.17 per share under the 1998 Plan, which options vested or vest as follows: 160,000 immediately upon issuance; 120,000 on June 1, 2002; and 120,000 on June 1, 2003. In January 2002
employment of these two employees was terminated and, according to the option agreement, such granted options expired in April 2002. The exercise price of these options was equal to the fair market value of the common stock on the grant date.

     On February 1, 2002, Pro Tech issued options to its Chairman of the Board of Directors to purchase up to 250,000 shares at an exercise price of $0.06 per share under the 1998 Plan, which options vested immediately upon issuance and expire on February 1, 2009. The exercise price of these options was equal to the fair market value of the common stock on the grant date.

     As of December 31, 2002, Pro Tech's outstanding stock options have exercise prices ranging from $0.06 to $0.4375 and a weighted average remaining contractual life of approximately 4.7 years. The following table summarizes Pro Tech's stock option activity:




                                         Period Ended                         Years Ended December 31,
                               --------------------------------   ------------------------------------------------------------------
                                      December 31, 2000                         2001                              2002
                               --------------------------------   -------------------------------   --------------------------------
                                                   Weighted                           Weighted                           Weighted
                                                   Average                            Average                            Average
                                   Shares        Exercise Price       Shares       Exercise Price       Shares        Exercise Price
                               ---------------  ---------------   --------------- ---------------   ---------------  ---------------
Options outstanding,
  beginning of the period        1,028,000         $  0.442         1,528,000        $  0.440         1,740,000         $  0.283
Options granted                    500,000            0.438           940,000           0.170           250,000            0.060
Options exercised                        -                -                 -               -                 -                -
Options expired                          -                -          (728,000)         (0.468)         (617,500)          (0.259)
                               ---------------  ---------------   --------------- ---------------   ---------------  ---------------
Options outstanding,
  end of period                  1,528,000         $  0.440         1,740,000        $  0.283         1,372,500         $  0.253
                               ===============  ===============   =============== ===============   ===============  ===============
Options exercisable,
  end of period                  1,103,000         $  0.444         1,187,500        $  0.265         1,235,000         $  0.232
                               ===============  ===============   =============== ===============   ===============  ===============


     In connection with issuance of Pro Tech's series A preferred stock, Pro Tech provided warrants to purchase 4,500,000 shares of Pro Tech's common stock. The warrants are exercisable at $0.50 per share and expire on October 28, 2003. We have the right to require the warrant holders to exercise upon a call by Pro Tech under the following conditions: (1) one-third of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.68 per share and the average daily trading volume during such period is at least 150,000 shares; (2) two-thirds of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.94 per share and the average daily trading volume during such period is at least 150,000 shares; and (3) all of the warrants are callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $1.135 per share and the average daily trading volume during such period is at least 150,000 shares.

     In connection with Pro Tech's series B preferred stock, Pro Tech issued a warrant to purchase 1,000,000 shares of its common stock. The warrant is exercisable at $0.13 per share and expires on July 30, 2004. Pro Tech has the right to require the warrant holder to exercise upon a call by Pro Tech under the following conditions: (1) one-third of the warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.177 per share and the average daily trading volume during such period is at least 150,000 shares; (2) two-thirds of the warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.244 per share and the average daily trading volume during such period is at least 150,000 shares; and (3) the entire warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.295 per share and the average daily trading volume during such period is at least 150,000 shares.

     We estimated the fair value of the warrants issued in connection with our issuance of Pro Tech preferred stock using the Black-Scholes option pricing model (see Pro Tech preferred stock discussion in Note 14).

     As of December 31, 2002, the outstanding Pro Tech warrants have exercise prices ranging from $0.13 to $0.50 and a weighted average remaining contractual life of approximately 1 year. The following table summarizes Pro Tech's warrant activity:




                                   Period Ended                             Years Ended December 31,
                           ------------------------------     -----------------------------------------------------------------
                                December 31, 2000                          2001                             2002
                           ------------------------------     -----------------------------     -------------------------------
                                              Weighted                          Weighted                          Weighted
                                              Average                           Average                           Average
                              Shares       Exercise Price         Shares     Exercise Price        Shares        Exercise Price
                           -------------  ---------------     -------------- --------------     -------------   ---------------
Warrants outstanding,
     beginning of period     4,500,000       $   0.500           4,500,000     $   0.500          5,500,000        $   0.433
Warrants granted                     -               -           1,000,000         0.130                  -                -
Warrants terminated                  -               -                   -             -                  -                -
                           -------------  ---------------     -------------- --------------     -------------   ---------------
Warrants outstanding,
     end of period           4,500,000       $   0.500           5,500,000     $   0.433          5,500,000        $   0.433
                           =============  ===============     ============== ==============     =============   ===============


16.      Other (Income) Expense, operating and non-operating:

     (In thousands of dollars)



                                                                                                 For the Years Ended
                                                                                                      December 31,
                                                                                   ----------------------------------------------
                                                                                        2000            2001           2002
                                                                                        ----            ----           ----

Other operating (income) expense, net consisted of the following:
  Forgiveness of payable                                                           $    (144)      $     (67)      $      -
  Write-down of prepaid royalty                                                            -               -            563
  Minority share of loss in subsidiary - Pro Tech                                        (99)           (473)          (458)
  Other                                                                                 (169)           (397)          (426)
                                                                                   --------------- --------------- --------------
    Total other operating income, net                                              $    (412)      $    (937)      $   (321)
                                                                                   =============== =============== ==============

Non-operating Other (income) expense, net consisted of the following:

  Finance costs associated with non-registration of common shares and
    of common shares underlying convertible notes (Notes 10 and 14)                $       -       $   2,318       $  6,070
  Other-than-temporary decline in value of available-for-sale
    securities (Note 5)                                                                    -           7,036            765
  Default penalties on debt (Notes 10 and 18)                                              -           1,208            441
  Depreciation in fair value of warrant (Note 9)                                           -           1,355            151
  Realized loss on sale of trading securities - NXT                                        -           2,301              -
  Inducement charge                                                                        -             190              -
  Reserve for notes receivable (Note 9)                                                    -           1,000              -
  Other                                                                                 (162)            691            (16)
                                                                                   --------------- --------------- --------------
    Total non-operating other (income) expense, net                                $    (162)      $  16,099       $  7,411
                                                                                   =============== =============== ==============


17.      Supplemental Cash Flow Disclosures:

     (In thousands of dollars)


                                                                                        For the Years Ended December 31,
                                                                                  ---------------------------------------------
                                                                                       2000            2001            2002
                                                                                  --------------  --------------  -------------

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                        $           3   $          11   $         17
                                                                                  ==============  ==============  =============
Supplemental disclosures of non-cash investing and financing activities:
  Investment in DMC New York and repurchase of licenses                           $           -   $      21,000   $          -
                                                                                  ==============  ==============  =============
  Receipt of NXT shares for license fee                                           $           -   $       9,160   $          -
                                                                                  ==============  ==============  =============
  Settlement of liability as offset against patent                                $           -   $         405   $          -
                                                                                  ==============  ==============  =============
  Unrealized holding loss on available-for-sale securities                        $      (3,379)  $           -   $          -
                                                                                  ==============  ==============  =============
  Issuance of series H preferred stock in exchange for previously accrued
  acquisistion of subsidiary                                                      $           -   $           -   $     14,000
                                                                                  ==============  ==============  =============
  Issuance of common stock upon conversion of principal portion of convertible
  notes                                                                           $           -   $         500   $        375
                                                                                  ==============  ==============  =============
  Issuance of common stock for acquisition of Midcore Software, Inc.              $       4,818   $           -   $          -
                                                                                  ==============  ==============  =============
  Issuance of common stock for acquisition of Theater Radio Network, Inc.         $       2,500   $           -   $          -
                                                                                  ==============  ==============  =============
  Issuance of common stock in exchange for common stock of subsidiary             $       3,124   $         984   $          -
                                                                                  ==============  ==============  =============
  Issuance of common stock in exchange for prepaid research and engineering
  expenses                                                                        $       3,000   $           -   $          -
                                                                                  ==============  ==============  =============
  Receipt of Pro Tech common shares in lieu of cash to settle accounts
  receivable                                                                      $           -   $       1,350   $          -
                                                                                  ==============  ==============  =============
  Issuance of preferred stock of subsidiary, Artera Group, Inc.                   $           -   $       7,799   $          -
                                                                                  ==============  ==============  =============
  Issuance of common stock for services                                           $         547   $         435   $         19
                                                                                  ==============  ==============  =============
  Issuance of notes for placement services rendered                               $           -   $         527   $          -
                                                                                  ==============  ==============  =============
  Issuance of options and warrants for services                                   $           -   $         438   $          -
                                                                                  ==============  ==============  =============
  Issuance of common stock upon exchange of principal portion of convertible
  notes of subsidiary                                                             $           -   $       2,477   $        200
                                                                                  ==============  ==============  =============
  Issuance of common stock in exchange for preferred stock of subsidiary          $         317   $         261   $          -
                                                                                  ==============  ==============  =============
  Issuance of common stock in exchange for preferred stock                        $       4,024   $           -   $          -
                                                                                  ==============  ==============  =============
  Property and equipment financed through capitalized leases and notes payable    $           -   $       1,404   $         15
                                                                                  ==============  ==============  =============
  Receipt of Pro Tech common shares for payment of license                        $       2,430   $           -   $          -
                                                                                  ==============  ==============  =============
  Receipt of non-recourse notes as partial consideration for convertible note
  of subsidiary                                                                   $           -   $       1,000   $          -
                                                                                  ==============  ==============  =============
  Receipt of Pro Tech common shares as partial consideration of convertible note
  of subsidiary                                                                   $           -   $         500   $          -
                                                                                  ==============  ==============  =============


18.  Related Parties:

Carole Salkind

     Beginning in 1999, NCT has issued convertible notes to Carole Salkind, a stockholder, an accredited investor and spouse of a former director of NCT. As of December 31, 2002, the principal balance outstanding of these notes aggregated approximately $18.1 million (see Note 10). The notes are collateralized by substantially all the assets of NCT Group, Inc. and certain assets of NCT Video Displays, Inc. At Ms. Salkind's election, the notes are convertible into shares of our common stock and may be exchanged for shares of common stock of our subsidiaries except for Pro Tech. The notes contain various events of default, the occurrence of any one of which provides, at Ms. Salkind's election, that the outstanding principal, unpaid interest and a penalty become immediately due and payable. As a result of the February 6, 2002 event of default, a 10% default penalty of $0.3 million is included in accrued expenses as of December 31, 2002 (see Notes 10, 12 and 16).

Consulting Agreements

     On January 25, 2002, NCT granted to Leben Care, Inc. options to purchase 8,350,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.130 (an aggregate exercise price of $809,000). The options vested on the date of grant. The options expire on dates ranging from May 22, 2006 to January 24, 2007. The options were granted in consideration of consulting services provided by Leben Care to NCT. Carole Salkind's son Steven Salkind is the sole shareholder of Leben Care. We have recorded a charge of $545,000 for the fair value

(see Notes 3 and 15) of the options and a $120,000 consulting fee as called for under the agreement for consulting expenses included in selling, general and admisitrative expenses in our consolidated statement of operations for the year ended December 31, 2002.

     On February 27, 2002, NCT granted to Stop Noise, Inc. (formerly known as Stopnoise.com, Inc.) five-year options to purchase 3,375,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.120 (an aggregate exercise price of $312,500). The options vested on June 30, 2002. The options expire on dates ranging from June 30, 2006 to February 26, 2007. The options were granted in consideration of consulting services provided by Stop Noise to NCT. Carole Salkind's son Steven Salkind is the sole shareholder of Stop Noise. We recorded an aggregate charge for the fair value (see Notes 3 and 15) of the options as called for under the agreement of approximately $187,000 for the year ended December 31, 2002.

     On September 30, 2002, NCT granted to Acme Associates, Inc. a five-year option to purchase 50,000,000 shares of NCT common stock at an exercise price of $0.07 per share (an aggregate exercise price of $3.5 million). The options vested on the date of grant. The options were granted in consideration of consulting services provided by Acme Associates to NCT. Carole Salkind is the sole shareholder of Acme Associates. We recorded a charge of approximately $2,650,000 for the fair value (see Notes 3 and 15) of the options and a $25,000 consulting fee as called for under the agreement for the year ended December 31, 2002.

         On December 26, 2002, NCT granted to Motorworld, Incorporated a five-year option to purchase 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share (an aggregate exercise price of $966,000). The options vested on the date of grant. The options were granted in consideration of consulting services provided by Motorworld to NCT. Carole Salkind is the sole shareholder of Motorworld Incorporated. We recorded an aggregate charge for the fair value (see Notes 3 and 15) of the options as called for under the agreement of approximately $724,000 for the year ended December 31, 2002.

Spyder Technologies Group, LLC

     On July 16, 2002, Artera entered into a master distributor agreement with Spyder Technologies Group, LLC under which Spyder will distribute the Artera Turbo service in the U.S. The rate of compensation for Spyder is comparable to that received by similarly situated, unrelated master distributors.

     On October 24, 2002, Artera entered into a master distributor agreement with Spyder Technologies Group, LLC under which Spyder will distribute the Artera Turbo service in Puerto Rico, the U.S. Virgin Islands and a number of countries in the Caribbean region. The term of the agreement is five years and four months. Compensation to Spyder consists of a commission of 50% of gross revenue on sales originated by local distributors brought to Artera by Spyder out of which those local distributors are paid 30% to 40% of gross revenue as a commission from Spyder. The rate of compensation for Spyder is comparable to that received by similarly situated, unrelated master distributors. With some exceptions in Puerto Rico and the U.S. Virgin Islands, Spyder's distribution rights are exclusive, although Artera may terminate the exclusivity after the first 16 months of the term if specified revenue thresholds are not met. In addition, Artera and Spyder are negotiating a non-exclusive distribution agreement for the United States and Canada.

     Jonathan Parrella, the son of NCT's Chairman and Chief Executive Officer, is President of and holds a 45% ownership interest in Spyder. Bulldog
Communications, Inc. holds a 25% ownership interest in Spyder. Bulldog Communications, Inc. is owned 20% by each of Michael Parrella, Karen Parrella, Michael Parrella, Jr., Jonathan Parrella and Daniel Parrella (the Chairman and Chief Executive Officer of NCT, and, respectively, his wife and three sons). Michael Parrella is also the Chairman of the Board, and Karen Parrella is the President, of Bulldog Communications. The amounts paid under these agreements were negligible for the year ended December 31, 2002.

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

Compensation of Director

     The company's former Chairman of the Board of Directors, who continued as a director until his resignation on May 29, 2002, received compensation from the company in 2000, 2001 and 2002 of $64,500, $63,000 and $15,750, respectively.

Incentive Compensation of Management

     NCT's Chairman of the Board of Directors and Chief Executive Officer, who, at December 31, 2002, holds options and warrants for the right to acquire an aggregate of 42,901,634 shares of the company's common stock, received an incentive bonus equal to a 1% cash override on the value derived by the company upon the execution of agreements or other documentation evidencing transactions with unaffiliated parties. Under this arrangement, the company has included in selling, general and administrative costs approximately $381,000, $299,000 and $136,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     The company's President and a director of NCT, who at December 31, 2002 holds options and warrants for the right to acquire an aggregate of 6,833,323 shares of the company's common stock, had an incentive bonus arrangement equal to 1/3% cash override on the value derived from transactions entered into by the company with unaffiliated parties. Her participation in this incentive bonus commenced effective January 2001. Under this arrangement, the company has included in selling, general and administrative costs approximately $99,000 and $45,000 for the years ended December 31, 2001 and 2002, respectively.

     The  company's  Senior Vice  President,  Chief  Financial  Officer,  who at
December 31, 2002 holds options and warrants for the right to acquire an aggregate of 4,039,024 shares of the company's common stock, had an incentive bonus arrangement equal to 1/2% cash override on the value derived from transactions entered into by the company with unaffiliated parties. Under this arrangement, the company has included in selling, general and administrative costs approximately $137,000, $150,000 and $68,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

     The company's Senior Vice President, Corporate Development, who at December 31, 2002 holds options for the right to acquire an aggregate of 2,953,049 shares of the company's common stock, has an incentive bonus arrangement under which he receives cash compensation for completion of specified events and receives a cash override equal to 1% of the value of specific subsidiary financing transactions and 1/2% of the value of licensing agreements and joint venture alliances in which he was directly involved. Under this arrangement, the company has included in selling, general and administrative expenses approximately $35,000, $56,000 and zero for the years ended December 31, 2000, 2001 and 2002, respectively.

Guarantee of Indebtedness by Management

     NCT's Chairman of the Board of Directors and Chief Executive Officer personally guaranteed the repayment of a $0.4 million bridge financing note issued by NCT on December 27, 2001. The guarantee was extinguished in conjunction with new financing completed on January 10, 2002 (see Note 10).

Indebtedness of Management

     On various dates in 2000 and 2001, the company's Senior Vice President, Corporate Development entered into several short-term promissory notes to borrow funds from the company in anticipation of cash overrides due under the incentive compensation arrangement described above. As of December 31, 2001, one promissory note was outstanding for a principal amount owed to the company of $105,301. The note bears interest at 6.0% and matured on May 1, 2002. Effective May 1, 2002, the borrowed funds had not been repaid but were consolidated with interest into an outstanding promissory note due January 15, 2003 for an aggregate principal amount owed to NCT of $107,960. The note bears interest at an annual rate of 6.0% through its due date of January 15, 2003, and at prime plus 5% thereafter. The note went into default on January 15, 2003. NCT is seeking to collect on the May 1, 2002 note. However, NCT believes that incentive compensation that is or will be due Dr. Charry may offset the amount owed NCT. At December 31, 2002, $24,000 was due Dr. Charry.

Crammer Road LLC

     The company has  executed a number of  transactions  with Crammer Road (see
Note 14) and settled a legal  action  brought in 2002 by Crammer  Road (see Note
20). Crammer Road was the sole stockholder of DMC NY, the owner of 16 licenses previously purchased from Distributed Media Corporation. We acquired 25% of DMC NY in 2001 and 75% in 2002 (see Note 2). We intended to put shares of our common stock to Crammer Road in exchange for a combination of cash and the remaining shares of DMC NY common stock under the April 12, 2001 private equity credit agreement with Crammer Road, but reacquired those 12,000 DMC NY shares in exchange for our series H preferred stock. The purchase price paid for DMC NY aggregated approximately $27.2 million and was arrived at in various negotiations between NCT and Crammer Road. We did not obtain a valuation from an outside firm. Crammer Road obtained the 16 DMC licenses from other investors in private transactions. In 2000, five investors in our series E and F preferred stock contributed their 16 New York area DMC licenses to Crammer Road in a private transaction, in exchange for membership interests in Crammer Road. The investors holding the licenses advised NCT and DMC of plans to contribute the licenses to Crammer Road. NCT and DMC did not object to those contributions. The investors who initially owned the 16 DMC licenses had paid for them in 1999 with $4 million in cash and by surrendering to NCT $9.6 million of NCT series E and F preferred stock (9,600 shares at the stated value of $1,000 per share). The holders of our series E and F preferred stock were the original purchasers of the DMC licenses. The purchasers of our series E and F preferred stock (except one investor) were the same investors who contributed the 16 licenses to Crammer Road. The capital contribution of licenses to Crammer Road was for purposes of administrative convenience to provide for such contributors' undertakings in respect of their investment in Crammer Road. In turn, Crammer Road's purpose for contributing the 16 licenses to DMC NY was to provide it a perceived form of liquidity, possibly through an initial public offering or through the acquisition of DMC NY by DMC or NCT. Due to a lack of capital, DMC was unable to execute its business plan to provide, install and operate our digital broadcast system at locations in the New York area. As such, Crammer Road did not perceive that it had an opportunity to exploit the licenses in a viable business venture. On September 27, 2000, DMC NY issued 16,000 shares of its common stock in exchange for 16 licenses held by Crammer Road pursuant to a license exchange agreement. Certain officers and directors of NCT comprise 100% of the Board of Directors of DMC NY.

Vidikron of America

     On September 29, 2000, NCT and Distributed Media Corporation signed separate agreements to license various microbroadcasting technologies to Vidikron of America, Inc. for an aggregate of $2 million. Vidikron is a manufacturer of high-end home theater equipment. Vidikron's intention was to develop commercial video applications using the technology it licensed from NCT and DMC. We recognized an aggregate of $2 million in technology license revenue in fiscal 2000 attributable to Vidikron. We used $1 million of the proceeds from Vidikron for working capital and general corporate purposes and the other $1 million to acquire 1,000 shares of common stock of DMC New York, Inc. in 2001. Such shares of DMC NY were owned by Crammer Road LLC.

Crammer Road's sole corporate director is Navigator Management Ltd. The sole director of Navigator Management is David Sims. Vidikron's majority shareholder is Markland LLC. Markland's sole corporate director is also Navigator Management Ltd.

19.  Income Taxes:

     The company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are established for temporary differences between tax and financial reporting bases of assets and liabilities. A valuation allowance is established when the company determines that it is more likely than not that a deferred tax asset will not be realized. The company's temporary differences primarily result from depreciation related to machinery and equipment and compensation expense related to warrants, options and reserves.

     The company files consolidated federal and state tax returns. At December 31, 2002, the company had available estimated net operating loss carryforwards of approximately $121.0 million, estimated capital loss carryforwards of $2.3 million and estimated research and development credit carryforwards of approximately $2.5 million for federal income tax purposes of which approximately $16.1 million will expire within the five years ending December 31, 2007 ($2.0 million expire in 2003) and approximately $104.9 million expire at various dates from December 31, 2008 through December 31, 2022. The company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation. In addition, the net operating losses of acquired companies prior to their related acquisitions by NCT have not been included above. These net operating losses may be severely limited under Section 382 of the Internal Revenue Code.

     The difference between the statutory tax rate of 34% and the company's effective tax rate of 0% is primarily due to the increase in the valuation allowance of $27.4 million and $6.5 million in 2001 and 2002, respectively. The difference is as follows:




                                                     For the Years Ended December 31,
                                                ----------------------------------------------
                                                     2000             2001            2002
                                                --------------  --------------   -------------
Statutory rate                                      (34.0)%          (34.0)%         (34.0)%
State tax net of federal effect                      (5.6)            (5.6)           (5.6)
Permanent differences                                15.9             11.5            13.8
Effect of adjustments to prior year
  net operating loss carryforwards                  (35.5)             2.7               -
Other                                                 2.0                -               -
Increase in valuation allowances                     57.2             25.4            25.8
                                                --------------  --------------   -------------
  Effective tax rate                                    - %              - %             - %
                                                ==============  ==============   =============


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

     (In thousands of dollars)




(In thousands of dollars)
                                                                        December 31,
                                                            ---------------------------------
                                                                 2001             2002
                                                            ---------------  ----------------
Accounts receivable                                              $      19         $      36
Inventory                                                              320               159
Investments                                                         11,553            16,398
Property and equipment                                                 400               173
Accrued expenses                                                     2,177             1,456
Stock compensation                                                   4,032             5,997
                                                            ---------------  ----------------
   Total temporary differences                                   $  18,501         $  24,219
Federal net operating and capital loss carryforwards                48,165            48,818
Federal research and development credits                             2,393             2,492
                                                            ---------------  ----------------
                                                                 $  69,059         $  75,529
Less:  Valuation allowance                                         (69,059)          (75,529)
                                                            ---------------  ----------------
   Deferred taxes                                                $       -         $       -
                                                            ===============  ================


20.  Litigation:

          NCT Audio Arbitration and TST/TSA Bankruptcy
          --------------------------------------------

     On September 16, 1999, NCT Audio filed a demand for arbitration before the American Arbitration Association in Wilmington, Delaware, against Top Source Technologies, Inc. ("TST") and its subsidiary, Top Source Automotive, Inc., ("TSA") alleging breach of agreement, breach of good faith and fair dealing, fraudulent conduct, negligent misrepresentation and breach of fiduciary duties to a shareholder (NCT Audio holds 15% of the outstanding stock of TSA) in connection with an August 14, 1998 agreement by which NCT Audio was granted an exclusive option to purchase substantially all of the assets of TSA, and other agreements among such parties related thereto. NCT Audio sought rescission of the asset purchase agreement, recovery of monies paid to TST for TSA's assets and recovery of a pro rata portion of the sales proceeds ultimately paid by a third party, Onkyo America, for TSA's assets. On December 8, 1999, TST and TSA filed an answer and counterclaim in the arbitration proceeding, seeking to recover (1) the $1 million differential between the $9 million purchase price paid by Onkyo America for TSA's assets and the $10 million purchase price that NCT Audio had been obligated to pay; (2) expenses associated with extending NCT Audio's time to close its transaction; (3) the monies and stock owed under the extension agreements; and (4) legal expenses. NCT maintained that the promissory note and stock were procured by fraud perpetrated by TST and/or TSA and otherwise denied the allegations of the counterclaims. On July 17, 2000, NCT Audio filed a revised demand for arbitration, which elaborated on the claims, arguments and requests for relief of the original demand for arbitration. On November 27, 2001, NCT Audio filed an amended arbitration claim, which further expanded on the claims, arguments and requests for relief of the original and revised demands for arbitration and which added a claim for breach by TST and TSA of a confidentiality agreement entered into with NCT Audio in connection with their August 14, 1998 asset purchase agreement.

     On or about December 18, 2001, while the parties were completing discovery with an arbitration hearing scheduled to begin on January 21, 2002, TST (under its new name Global Technovations, Inc. ("GTI")), TSA and their corporate affiliates filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. Under federal law, those filings stayed NCT Audio's arbitration proceedings with TSA and TST. Shortly after the initial filings, the bankruptcy case was transferred to the U.S. Bankruptcy Court for the Eastern District of Michigan. NCT Audio was appointed to the creditors' committee in the bankruptcy case. On July 1, 2002, NCT Audio filed proofs of claim against TST (GTI) and TSA for amounts believed to be owed to NCT Audio by them. On December 18, 2002, GTI and TSA filed a Plan of Reorganization and Proposed Disclosure Statement relating thereto. See Note 26 for additional information.

     Theater Radio Network - InsiderStreet (Neometrix) Litigation
     ------------------------------------------------------------

     On December 6, 2000, our subsidiary DMC Cinema (formerly known as Theater Radio Network) filed suit against InsiderStreet.com, Inc. in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County,

Florida. The complaint alleges that InsiderStreet breached a May 5, 2000 advertising agreement with Theater Radio Network and seeks a declaratory judgment and specific performance of the agreement. The agreement provided that, in exchange for advertising services performed by Theater Radio Network, InsiderStreet would deliver to Theater Radio Network $3 million in common stock of InsiderStreet, with an adjustment in the number of shares to ensure that the total stock delivered was worth at least $2,000,000 on May 10, 2001 and with registration of all stock delivered. InsiderStreet has to date made only a partial delivery of shares and has not registered any of the shares delivered. Discovery in this litigation has begun. On October 23, 2001, Theater Radio Network terminated its representation by outside counsel in this action due to a possible conflict of interest. On February 28, 2002, Theater Radio Network (DMC Cinema) ceased operations, although that does not preclude it (or an assignee) from further prosecuting the Theater Radio Network claims. On March 26, 2002, Theater Radio Network retained new counsel in this action. On or about October 9, 2002, InsiderStreet.com, Inc. changed its name to Neometrix Corp. Management believes that at this stage it cannot assess the likelihood of a favorable outcome. Further, since the amount of damages, if any, Theater Radio Network may recover cannot be quantified until the legal process is complete, no amount has been recorded in the financial statements.

     Production Resource Group Litigation
     ------------------------------------

     On June 6, 2001, Production Resource Group (PRG) began legal proceedings against NCT and our subsidiary, Distributed Media Corporation, in the Superior Court for the Judicial District of Fairfield County, Connecticut. PRG's complaint alleges that NCT and DMC breached the terms of a July 19, 1999 lease, promissory note and warrant entered into in connection with the lease of some DMC Sight & Sound(R) equipment. The complaint also alleges that NCT and DMC breached a January 11, 2001 resolution agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions, that we breached a May 11, 2001 agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions and the January 11, 2001 resolution agreement, and that we engaged in misrepresentations and fraud in connection with these matters. On July 26, 2001, the court granted a pre-judgment remedy giving PRG the right to attach or garnish up to $2.1 million of specified assets of NCT and DMC. On October 4, 2001, we filed an answer to the plaintiff's complaint, denying PRG's material allegations, seeking dismissal of the complaint and counterclaiming for breach of PRG's obligation to deliver equipment.

     On December 20, 2001, NCT and DMC accepted an Offer of Judgment requiring NCT and DMC to pay PRG $2.0 million. That judgment was entered on January 17, 2002 along with costs of $0.2 million. In December 2001, we recorded all anticipated liability related to payment of this judgment. As of December 31, 2002, PRG had collected approximately $78,000 in NCT's and DMC's cash or cash equivalent assets as a result of this judgment and the pre-judgment remedy referred to above. PRG is currently conducting post-judgment discovery regarding additional enforcement of the judgment. To the extent that further payment of the judgment is in cash, such payment could be material to our cash position. See Note 26 for additional information.

     On January 2, 2002, outside the scope of the judgment entered into with NCT, PRG amended its complaint to allege that NCT's Chairman and Chief Executive Officer Michael Parrella, in dealing with PRG on behalf of NCT, committed breaches of good faith and fair dealing, unfair trade practices and fraud. NCT has agreed to indemnify Mr. Parrella for any liabilities (including legal fees) he may incur as a result of the PRG claims against him. On July 15, 2002, Mr. Parrella moved to strike the portions of PRG's amended complaint that pertain to him personally. Mr. Parrella has told NCT that, to the extent the amended complaint is not stricken as to him personally, he intends to deny the allegations in the amended complaint. To the extent that NCT may ultimately indemnify Mr. Parrella for liabilities arising out of these allegations and for related legal fees, we believe that our directors and officers indemnification insurance (subject to certain exceptions under the insurance policy and after payment of a $100,000 deductible) will cover such payments. Discovery as to Mr. Parrella has begun. See Note 26 for additional information.

     Maryland Lease Litigation
     -------------------------

     On or about January 31, 2002, West Nursery Land Holding Limited Partnership brought an action against NCT in the District Court of Maryland for Anne Arundel County. This action sought repossession of premises at 1025 West Nursery Road, Linthicum, Maryland and an award of approxmately $89,000 in connection with NCT's shutdown of its offices at, and abandonment of, such premises. On or about February 7, 2002, judgment as requested in the complaint was entered by the court. On or about July 11, 2002, West Nursery brought an action against NCT in the Superior Court for the Judicial District of Fairfield County, Connecticut seeking to enforce the Maryland judgment in Connecticut. On August 5, 2002, the Connecticut court issued a pre-judgment remedy prohibiting NCT from disposing of its assets other than in the ordinary course of business. On September 23, 2002, West Nursery moved for a default judgment on its Connecticut complaint. On October 29, 2002, NCT filed an objection to the motion for default judgment and filed an answer to the complaint in which it denied the material allegations of the complaint. Through December 31, 2002, West Nursery has collected approximately $27,000 on this judgment. On December 31, 2002, NCT and West Nursery executed a settlement agreement under which all claims of West Nursery against NCT are being discharged in consideration of the issuance by NCT of 1,248,170 shares of its common stock (approximately $56,000 in stock priced at $.0448 per share). This amount is included in shares payable on our consolidated balance sheet as of December 31, 2002.

     Mesa Partners Matter
     --------------------

     On February 21, 2002, an action was brought by Mesa Partners, Inc. against NCT and DMC in Supreme Court of the State of New York, County of Suffolk for breach of an alleged contract for financial consulting services. NCT and DMC had contracted with Mesa Partners for Mesa to develop general, marketing and financial strategies for NCT, advise management in presentations and negotiations, make introductions to Mesa's clientele and advise on new sales opportunities and possible joint ventures and strategic partnerships. Mesa's complaint sought approximately $430,000 plus interest, attorneys' fees and costs. On April 22, 2002, NCT and DMC filed an answer to the complaint in which they denied any liability. On December 3, 2002, NCT, DMC and Mesa executed a settlement agreement, which is subject to court approval. Under the settlement agreement, all claims against NCT and DMC in the action would be dismissed in consideration of the issuance by NCT to Mesa of 2,321,263 shares of NCT's common stock ($125,000 in stock priced at $.05385 per share). Court approval of the settlement agreement was pending as of December 31, 2002. In December 2002, we recorded all anticipated liability related to this settlement.

     Linford Group Litigation
     ------------------------

     On May 9, 2002, an action was brought by Linford Group Limited against NCT in the U.S. District Court for the District of Connecticut. In its complaint, Linford alleges that NCT guaranteed an obligation of NCT's indirect subsidiary Artera Group International Limited, said to be in the amount of $425,000 (plus interest and late charges), for office refurbishment services claimed to have been rendered in the United Kingdom. On July 12, 2002, NCT filed an answer to the complaint in which it denied any liability. On October 17, 2002, Linford and NCT entered into a settlement agreement under which all claims of Linford against NCT and Artera International were discharged in consideration of the issuance by NCT of 5,938,081 shares of its common stock (approximately $480,000 in stock priced at $.08075 per share). On or about October 17, 2002, such shares were issued by NCT to Linford. Dismissal of the action with prejudice is expected shortly after resale of these NCT shares by Linford or one year after Linford's receipt of the shares, whichever comes first.

     Crammer Road v. NCT
     -------------------

     On or about September 16, 2002, an action was brought by Crammer Road LLC against NCT in the U.S. District Court for the District of Connecticut. In its complaint, Crammer Road alleges that NCT breached a series of agreements entered into by Crammer Road and NCT on April 12, 2001, namely, a Private Equity Credit Agreement, a Registration Rights Agreement relating thereto, an Exchange Agreement, a Registration Rights Agreement relating thereto, two promissory notes and an additional side letter agreement. The aggregate amount sought under the complaint was $6.9 million plus interest and costs. On October 30, 2002, Crammer Road and NCT executed a settlement agreement pursuant to which all claims in the lawsuit are being dismissed in consideration of the issuance by NCT to Crammer Road of 68 million shares of NCT common stock ($5.44 million priced at $.08 per share). On December 11, 2002, the court approved the settlement agreement. On December 17, 2002, NCT issued 40 million of the 68 million shares. The remaining 28 million shares are issuable 65 days after demand therefor by Crammer Road, which demand has not to date been made. $2.2 million is included in shares payable on our consolidated balance sheet as of December 31, 2002. Dismissal of the action with prejudice is expected shortly after issuance of the remaining 28 million shares.

     Alpha, Austost, Balmore and Libra v. NCT and Artera
     ---------------------------------------------------

     On or about December 17, 2002, an action was brought by Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore S.A. and Libra Finance S.A. against NCT Group, Inc. and Artera Group, Inc. in Supreme Court of the State of New York, County of New York. In their complaint, plaintiffs allege that NCT and Artera breached a number of payment and stock registration obligations in connection with the January 9, 2001 convertible notes of Artera, the March 2, 2001 series A convertible preferred stock of Artera, the March 14, 2001 convertible notes of NCT, the April 4, 2001 convertible notes of Artera, the April 12, 2001 convertible notes of NCT, the June 29, 2001 convertible notes of Artera, the July 30, 2002 series B convertible preferred stock of Pro Tech Communications, Inc., the January 10, 2002 convertible notes of Artera and the March 11, 2002 convertible note of NCT. Registration rights claims are alleged against NCT in connection with notes and preferred stock of Artera and Pro Tech because such notes and preferred stock are exchangeable into common stock of NCT. Plaintiffs seek damages in the aggregate amount of $12.2 plus interest, attorneys' fees and costs. NCT and Artera have yet to file an answer in this action. The company believes the amounts recorded under non-registration fees and interest included in accrued expenses on our consolidated balance sheet at December 31, 2002 are sufficient for this matter.

     Virginia Tech Intellectual Properties v. NCT
     --------------------------------------------

     On or about  December  19,  2002,  an action was brought by  Virginia  Tech
Intellectual Properties, Inc. ("Va. Tech") in the Circuit Court of Fairfax County, Virginia against NCT Group, Inc. In its complaint, Va. Tech alleged that NCT breached a September 27, 1994 agreement under which the Center of Innovative Technology ("CIT") licensed certain patent and related technology rights to NCT. This agreement was assigned by CIT to Va. Tech on September 3, 1997. Va. Tech claimed to have terminated the agreement as of September 12, 2002, and its complaint sought $105,000 allegedly owed by NCT as royalty payments for the period of January 1, 2001 to September 12, 2002, plus interest, attorneys' fees and costs. On January 28, 2003, Va. Tech and NCT executed a settlement agreement in which Va. Tech released NCT from all claims in the action in consideration of a promissory note issued by NCT to Va. Tech on that date, in the principal amount of $101,000. The note is payable $20,000 by February 1, 2003 and $3,000 per month from March 1, 2003 to May 1, 2005. On February 5, 2003, the action was dismissed without prejudice, pending completion of the note payments.

     Artera International U.K. Section 214 Indemnification
     -----------------------------------------------------

     On or about December 5, 2002, Michael Parrella (Chairman and Chief Executive Officer and a Director of NCT), Irene Lebovics (President and a Director of NCT) and Cy Hammond (Treasurer and Chief Financial Officer of NCT) received letters from the Liquidator of NCT's indirect subsidiary Artera International in the United Kingdom, informing them that the Liquidator is considering asserting claims against them under Section 214 of the U.K. Insolvency Act. Under that provision of the Insolvency Act, individuals who were Directors of a U.K. corporation prior to its liquidation can be held personally liable to the liquidation estate, under certain circumstances, for up to the amount by which the net liabilities of the corporation increased between (i) the time the Directors knew or ought to have concluded that there was no reasonable prospect that the corporation would avoid liquidation and (ii) the commencement of liquidation proceedings. The Liquidator asserts that such amount in this instance is approximately $6.3 million. Each of the recipients of the letter was a Director of Artera International prior to its liquidation. NCT has agreed to indemnify Messrs. Parrella and Hammond and Ms. Lebovics for any liabilities that may arise against them from these U.K. Section 214 claims and to provide them with legal representation with respect to the claims. NCT does not have directors and officers indemnification insurance coverage for the claims.

     Artera Trademark Oppositions
     ----------------------------

     On December 17, 2002 and December 23, 2002, in connection with NCT's pending U.S. trademark registration applications for "Artera Turbo" and "Artera," respectively, Altera Corporation filed oppositions to the granting of such registrations. The alleged basis for the oppositions is, in essence, that the Artera marks are confusingly similar to Altera Corporation's mark of "Altera" which was registered in a number of product and service categories prior to the initial filing of NCT's "Artera Turbo" and "Artera" applications. NCT intends to defend against these oppositions vigorously.

     See Note 26 for litigation activity occurring after December 31, 2002.

     NCT believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on our financial position or results of operations. In the circumstances, based upon the information presently available, management believes that adequate provisions have been estimated and included in the consolidated financial statements for these matters.

21.  Commitments and Contingencies:

Leases:

     The company is obligated for minimum annual rentals under operating leases for offices, warehouse space and laboratory space, expiring through March 2010 with various renewal options, as follows:

     (In thousands of dollars)




Year ending December 31,                   Amount
-----------------------------          ---------------
     2003                                  $      650
     2004                                         550
     2005                                         526
     2006                                         447
     2007                                         431
     Thereafter                                   831
                                       ---------------
Total minimum lease payments               $    3,435
                                       ===============


     Rent expense was $1.1 million, $1.0 million and $0.7 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Benefit Plan Liability:

     In April 1996, the company established the NCT Group, Inc. Benefit Plan (the "Benefit Plan") which provides, among other coverage, various health care benefits to employees and directors of the company's United States operations. The company administers this modified self-insured Benefit Plan through a commercial third-party administrative health care provider. The company's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $0.7 million, while individual benefit exposure in each Benefit Plan fiscal year is limited to $45,000. Benefit claims in excess of these individual or maximum aggregate stop loss limits are covered by a commercial insurance provider to which the company pays a nominal premium for such stop loss coverage. The company records benefit claim expense in the period in which the benefit claim is incurred. The company believes it has sufficient accruals to meet its obligation at December 31, 2002.

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

     On August 24, 2000, DMC Cinema entered into employment agreements with the former Chief Executive Officer and shareholder of Theater Radio Network, and the former president and shareholder of Theater Radio Network. These agreements have a term expiring on September 30, 2003. For the former CEO, compensation per the agreement is an annual base salary of $135,000, with an incentive cash award of up to 75% of his salary based upon the satisfaction of targets established by management and approved by the DMC Cinema Board of Directors on or before January 31 of each year for such year. For the former president, compensation per the agreement is an annual base salary of $120,000, with an incentive cash award as negotiated and sales commissions equal to 5% of the gross amount of all advertising procured by him and 3% of the gross amount of all other DMC Cinema advertising. In addition, on August 24, 2000, in exchange for industry knowledge, DMC Cinema agreed to grant "Founder's" stock equal to 4.0625% of DMC Cinema's outstanding common stock to each. Further, stock options to purchase common shares of DMC may also be granted to each, at the discretion of the Board of Directors of DMC. On July 31, 2001, the former CEO resigned from DMC Cinema. On April 30, 2002, the former president's employment was terminated.

Advertising Commitments:

     As of December 31, 2002, the company is obligated under Sight & Sound(R) technology and services agreements to pay up to 25% of advertising revenue to the locations airing and displaying advertisements. The amounts under these agreements were negligible at December 31, 2002.

Contingencies:

         Under the July 25, 2002 private equity credit agreement with Crammer Road, we are required to put at least $5 million (the minimum commitment amount) of our common stock, in exchange for cash, at a discount to market of 10% (see
Note 14). This credit agreement provides that shares of up to $50 million (the maximum commitment amount) of our common stock may be sold to Crammer Road pursuant to put notices delivered by the company to Crammer Road. The company is obligated to register for resale no less than 112% of the maximum commitment amount. If we fail to issue shares for the minimum commitment amount during the commitment period (which terminates 24 months after effectiveness of a resale registration statement relating to the shares or earlier as described in the agreement), we must pay Crammer Road, in immediately available funds, an amount equal to the product of (i) the minimum commitment amount, less the aggregate shares of our common stock actually delivered to Crammer Road under the equity credit line and (ii) the 10% discount.

     Under the April 2001 private equity credit agreement (see Note 14), we were required to put $17 million of our common stock to Crammer Road in exchange for 12,000 shares of DMC NY and cash in the amount of approximately $3.0 million pursuant to monthly notices. We have been realeased from our obligation under this agreement (see Note 20).

     The company may have a contingent liability arising out of a possible violation of Section 5 of the Securities Act of 1933, as amended, in connection with the issuance of shares of its common stock to satisfy payment obligations to some of its service providers, vendors and other third parties. We ceased this practice during 2001 and the passage of time will mitigate this contingency. Should a court determine that a violation of Section 5 has occurred, each such recipient of our shares may have a right for a period of one year from the date of the purchase to obtain recovery of the consideration given in connection with their purchase of common shares offered in violation of the Securities Act or, if they have already sold the stock, to sue the company for damages resulting from their purchase of common shares to the extent the net proceeds they received were insufficient to cover the company's obligations to them. We believe that at December 31, 2002, the company has no further contingent liability relating to this matter.

22.  Segment Information:

     Management views the company as being organized into three reportable operating segments: Communications, Media and Technology. Reportable segment data as of December 31, 2000, 2001 and 2002 and for the years then ended are provided in the table below. Information about our operating segments is found following the table. Information about the goodwill and related impairment of our operating segments is found in Note 3.

     The Other data columns are used to reconcile the reportable segment data to the consolidated financial statements and is segregated into two categories, Other-corporate and Other-consolidating. Other-corporate consists of items maintained at the company's corporate headquarters and not allocated to the segments. This includes mostof the company's debt and related cash, cash equivalents and net interest expense, litigation liabilities and non-operating fixed assets. Also included in the components of revenue attributed to Other-corporate are license fees and royalty revenue from subsidiaries that are offset (eliminated) in the Other-consolidating column. Other-consolidating consists of items eliminated in consolidation such as intersegment revenue.




 (In thousands of dollars)
                                         -------------------------------------------------------------------------------------------
                                                                                    Total
                                                                                  Reportable   --------- Other ---------     Grand
                                          Communications   Media     Technology    Segments    Corporate     Consolidating   Total
                                         -------------------------------------------------------------------------------------------


 2002:
  License Fees and Royalties - External     $   2,334      $  2,140    $     -    $  4,474      $     19     $       -    $  4,493
  Other Revenue - External                      2,655           171          -       2,826             -             -       2,826
  Revenue - Other Operating Segments              974           (41)         -         933       (10,141)        9,208           -
  Interest (Income) Expense, net                1,922         1,575       (186)      3,311         4,400             -       7,711
  Depreciation/Amortization                     1,107         2,026        115       3,248           198        (2,141)      1,305
  Net Loss                                    (10,836)       (8,520)      (797)    (20,153)      (16,334)       (3,618)    (40,105)
  Segment Assets                               21,865        25,579      2,383      49,827        14,730       (50,988)     13,569
  Capital Expenditures                             18             -          -          18             -             -          18


 2001:
  License Fees and Royalties - External     $   2,639      $  1,834    $ 1,028    $  5,501      $    132     $       -    $  5,633
  Other Revenue - External                      4,642           337          -       4,979             -             -       4,979
  Revenue - Other Operating Segments              738           441          -       1,179        10,033       (11,212)          -
  Interest (Income) Expense, net                4,005           528         76       4,609         1,518            26       6,153
  Depreciation/Amortization                     1,612         1,689        120       3,421           904        (1,348)      2,977
  Loss before cumulative effect of
   accounting change                          (27,430)      (14,282)    (4,361)    (46,073)      (25,349)       (4,656)    (76,078)
  Cumulative effect of accounting change       (1,582)            -          -      (1,582)            -             -      (1,582)
  Net Loss                                    (29,012)      (14,282)    (4,361)    (47,655)      (25,349)       (4,656)    (77,660)
  Segment Assets                               16,701        30,708      2,991      50,400        13,676       (44,067)     20,009
  Capital Expenditures                          1,780           991          -       2,771            10             -       2,781


 2000:
  License Fees and Royalties - External     $   3,257      $  2,065    $ 3,550    $  8,872      $  1,056     $       -    $  9,928
  Other Revenue - External                      1,767         1,145          -       2,912             -             -       2,912
  Revenue - Other Operating Segments              887           331          -       1,218         5,275        (6,493)          -
  Interest (Income) Expense, net                   52           286         27         365         1,484             -       1,849
  Depreciation/Amortization                       277           203         50         530         1,489            (5)      2,014
  Net (Loss) Income                            (6,002)       (3,333)     2,952      (6,383)         (503)       (3,438)    (10,324)
  Segment Assets                               20,355        12,786      6,610      39,751         7,381        (7,750)     39,382
  Capital Expenditures                             75            27          -         102           220             -         322


     COMMUNICATIONS:

     NCT Hearing Products, Inc.:

          NCT Hearing designs, develops and markets active noise reduction headset products to the audio headphone and communications headset markets. The product lines include the NoiseBuster(R) product line and the
     ProActive(R) product line. The NoiseBuster(R) products consist of the NoiseBuster Extreme!(TM), a consumer headset, and the NB-PCU, a headset used for in-flight passenger entertainment systems. The ProActive(R) products consist of noise reduction headsets and communications headsets for noisy industrial environments. The majority of NCT Hearing's sales are in North America. Principal customers consist of end-users, retail stores, original equipment manufacturers and the airline industry.

     Pro Tech Communications, Inc.:

     Pro Tech designs, develops and manufactures light-weight telecommunications headsets and new audio technologies for use in fast-food, telephone and other commercial applications. It currently has marketing agreements with major companies in the fast-food industry and catalog and Internet site distributors of telephone equipment, primarily in North America.

     Noise Cancellation Technologies (Europe) Ltd.:

     NCT Europe provides research and engineering services in the field of active sound control technology to NCT Audio, NCT Hearing, DMC and other business units as needed. NCT Europe also provides technical sales support services to the company for European sales.

     Midcore Software, Inc.:

     Midcore develops innovative software based solutions that address the challenges facing businesses implementing Internet strategies. Midcore is the provider of MidPoint Internet infrastructure software that allows multiple users to share one Internet connection without degrading efficiency and provides on-demand connections, a software router, a high-performance shared cache, content control, scheduled retrieval of information and e-mail and usage accounting. Midcore sales are derived from North America and Europe.

     ConnectClearly.com, Inc.:

     ConnectClearly was established to focus on the development of Internet-telephony-based voice applications targeted to the e-commerce and e-CRM (electronic customer relationship management) markets. NCT's proprietary Internet telephony software would be the basis for developing a user-friendly "click to talk" application for improving the completion rate of Internet transactions by allowing for real-time customer service access by a user. Principal markets for ConnectClearly are the telecommunications industries and principal customers are original equipment manufacturers, system integrators and end-users.

     Artera Group, Inc.:

     Artera Group provides residential customers, small and medium-sized enterprises, as well as remote workers and branch locations of large corporations, with a comprehensive range of highly-reliable and scalable global Internet access and networking services including backbone connection services, high-speed broadband access, virtual private networks, e-commerce and other enhanced services. Artera's broadband communications technology, Artera Turbo, improves the effective performance of communication lines via a proprietary series of optimization strategies that increase efficiencies in the movement and storage of electronic data.

MEDIA:

     NCT Audio Products, Inc.:

     NCT Audio is engaged in the design, development and marketing of products, which utilize flat panel transducer technology. The products available from NCT Audio include the Gekko(TM) flat speaker and the ArtGekko(TM) printed grille collection. The Gekko(TM) flat speaker's primary external market is the home audio market. The principal customers are DMC and end-users.

     Distributed Media Corporation:

     DMC provides location based broadcast and billboard-type advertising through a microbroadcasting network of Sight & Sound(R) systems within commercial and professional settings. The Sight & Sound(R) systems consist of flat panel transducer-based speakers (provided by NCT Audio), a personal computer containing DMC's Sight & Sound(R) software, telephone access to the Internet, amplifiers and related components. The software schedules advertisers' customized broadcast messages, which are downloaded via the Internet, with the respective music genre choice to the commercial/professional establishments. DMC intends develop private networks for large customers with multiple outlets such as large fast-food chains and retail chains.

TECHNOLOGY:

     Advancel Logic Corporation:

     Advancel is a participant in the native Java(TM) (Java(TM) is a trademark of Sun Microsystems, Inc.) embedded microprocessor market. The purpose of the Java(TM) platform is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has developed a family of processor cores, which will execute instructions written in both Java(TM) bytecode and C/C++ significantly enhancing the rate of instruction execution, which opens up many new applications. The potential for applications consists of the next generation home appliances and automotive applications, smartcards for a variety of applications, hearing aids and mobile communications devices.

23.  Geographical Information (by country of origin) - Total Segments:

     (In thousands of dollars)




                                                              As of December 31, and
                                                              For the Years then Ended
                                              --------------------------------------------------------
                                                    2000                2001               2002
                                              -----------------   -----------------  -----------------

Revenue
 United States                                        $ 11,322            $  6,916           $  4,460
 Europe                                                  1,250               3,402              2,453
 Far East                                                  268                 294                406
                                              -----------------   -----------------  -----------------
   Total Revenue                                      $ 12,840            $ 10,612           $  7,319
                                              =================   =================  =================

Identifiable Assets
 United States                                        $ 39,237            $ 19,272           $ 13,464
 Europe                                                    145                 737                105
 Far East                                                    -                   -                  -
                                              -----------------   -----------------  -----------------
   Total                                              $ 39,382            $ 20,009           $ 13,569
                                              =================   =================  =================


24.  Selected Quarterly Financial Data (Unaudited):

     The following tables contain selected quarterly financial data for each quarter of 2002 and 2001. The company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

     (Unaudited; in thousands, except per share data)





                                                                  Year Ended December 31, 2002
                                                 ------------------------------------------------------------------
                                                  1st Quarter  2nd Quarter   3rd Quarter   4th Quarter    Total
                                                 -----------   -----------  -----------   -----------   -----------

Net revenue                                       $  2,014     $   2,055     $  1,713      $  1,537      $  7,319
Gross profit (loss)                                  1,507         1,646        1,419         1,445         6,017
Loss attributable to common stockholders            (6,879)      (14,365)     (11,961)       (9,763)      (42,968)
Loss per share - basic and diluted                $  (0.02)    $   (0.03)    $  (0.03)     $  (0.02)     $  (0.10)


                                                                  Year Ended December 31, 2001
                                                 ------------------------------------------------------------------
                                                  1st Quarter  2nd Quarter   3rd Quarter   4th Quarter    Total
                                                 -----------   -----------  -----------   -----------   -----------

Net revenue                                       $  2,130     $   2,950     $  2,871      $  2,661      $ 10,612
Gross profit (loss)                                  1,310         2,385        2,229         1,014         6,938
Loss attributable to common stockholders            (8,881)      (28,123)      (8,520)      (33,497)      (79,021)
Loss per share - basic and diluted                $  (0.03)    $   (0.07)    $  (0.02)     $  (0.09)     $  (0.21)



25.  Costs of Exiting Activities:

     On December 18, 2001, the Board of Directors of Artera Group International Limited decided to suspend underperforming operations and reduce employees. In connection therewith, the company has recorded a write-down of $1.1 million for the year ended December 31, 2001 principally relating to equipment and other costs yet to be incurred at December 31, 2001. For the year ended December 31, 2002 the company has recorded a write-down of $0.4 million relating to the remainder of the net assets.

     On March 21, 2002, the Board of Directors of Artera Group International Limited, a U.K.-based subsidiary, decided that corporation should cease all operations and be liquidated. Cessation of operations was formalized on April 5, 2002 and liquidation proceedings are pending (see Notes 20 and 26).

     In December 2001, management decided to close the company's Maryland research facilities. In connection therewith, the company has recorded a charge for the year ended December 31, 2001 of $0.8 million principally relating to lease termination and other costs yet to be incurred at December 31, 2001. The abandonment of this facility was completed in the first quarter of 2002. For the year ended December 31, 2002, we recorded employee termination costs of $0.3 million along with an adjustment relating to the lease termination and lawsuit settlement (see Note 20) of $(0.6) million.

     These costs have been included in the consolidated statement of operations as "costs of exiting activities."

     On February 28, 2002, DMC Cinema, Inc. ceased business operations and had no material operations at date of discontinuance.

26.  Subsequent Events:

Transactions with Carole Salkind

     On January 15, 2003, NCT issued a convertible note payable to Ms. Salkind for approximately $0.5 million as consideration for approximately $0.5 million in cash. The note matures on January 15, 2004 and bears interest at 8% per annum payable at maturity. The note is convertible into shares of our common stock at $0.041 per share and may be exchanged for shares of common stock of any other NCT subsidiary except Pro Tech that has an initial public offering (at the initial public offering price thereof). In conjunction with the note, a five-year warrant was issued to Ms. Salkind to purchase 2.0 million shares of our common stock at an exercise price of $0.041 per share.

     On January 23, 2003, NCT issued a convertible note payable to Ms. Salkind for $2.7 million as consideration for $2.7 million related to curing the default on a convertible note dated January 11, 2002. The note matures on January 23, 2004 and bears interest at 8% per annum payable at maturity. The note is convertible into shares of our common stock at $0.04 per share and may be exchanged for shares of common stock of any other NCT subsidiary except Pro Tech that has an initial public offering (at the initial public offering price thereof). In conjunction with the note, a five-year warrant was issued to Ms. Salkind to purchase approximately 11.8 million shares of our common stock at an exercise price of $0.04 per share.

     On January 30, 2003, NCT issued a convertible note payable to Ms. Salkind for approximately $0.4 million as consideration for approximately $0.4 million in cash. The note matures on January 30, 2004 and bears interest at 8% per annum payable at maturity. . The note is convertible into shares of our common stock at $0.041 per share and may be exchanged for shares of common stock of any other NCT subsidiary except Pro Tech that has an initial public offering (at the initial public offering price thereof). In conjunction with the note, a five-year warrant was issued to Ms. Salkind to purchase 1.5 million shares of our common stock at an exercise price of $0.041 per share.

     On February 11, 2003, NCT issued a convertible note payable to Ms. Salkind for $1.3 million as consideration for $0.8 million related to curing the default on a convertible note dated January 25, 2002 and approximately $0.5 million in cash. The note matures on February 11, 2004 and bears interest at 8% per annum payable at maturity. The note is convertible into shares of our common stock at $0.04 per share and may be exchanged for shares of common stock of any other NCT subsidiary except Pro Tech that has an initial public offering (at the initial public offering price thereof). In conjunction with the note, a five-year warrant was issued to Ms. Salkind to purchase 5.5 million shares of our common stock at an exercise price of $0.04 per share.

     On March 4, 2003, NCT issued a convertible note payable to Ms. Salkind for approximatley $0.5 million as consideration for approximately $0.5 million in cash. The note matures on March 4, 2004 and bears interest at 8% per annum payable at maturity. The note is convertible into shares of our common stock at $0.035 per share and may be exchanged for shares of common stock of any other NCT subsidiary except Pro Tech that has an initial public offering (at the initial public offering price thereof). In conjunction with the note, a five-year warrant was issued to Ms. Salkind to purchase 2.0 million shares of our common stock at an exercise price of $0.035 per share.

     On March 13, 2003, NCT issued two convertible notes payable to Ms. Salkind for an aggregate $1.8 million as consideration for $1.4 million related to curing the defaults on two convertible notes dated February 27, 2002 and March 1, 2002 and approximately $0.5 million in cash. The notes mature on March 13, 2004 and bear interest at 8% per annum payable at maturity. These notes are convertible into shares of our common stock at $0.031 per share and may be exchanged for shares of common stock of any other NCT subsidary except Pro Tech that has an initial public offering (at the initial public offering price thereof). In conjunction with the notes, two five-year warrants were issued to Ms. Salkind to purchase an aggregate of 8.0 million shares of our common stock at an exercise price of $0.031 per share.

Litigation

     NCT Audio Arbitration and TST/TSA Bankruptcy
     --------------------------------------------

     In the bankruptcy proceedings of GTI (TST) and TSA, on January 17, 2003, NCT Audio objected to the GTI/TSA Plan of Reorganization and Disclosure Statement on the ground that the Plan was detrimental to NCT Audio in ways that are unlawful. On January 21, 2003, on the date scheduled for a bankruptcy court hearing on NCT Audio's objection and other aspects of the Plan and Disclosure Statement, NCT Audio and GTI/TSA reached a settlement of NCT Audio's objection motion and all other matters in dispute between them. Pursuant to the settlement, NCT Audio (i) withdrew its objection to the Plan and Disclosure Statement; (ii) reduced its claim in the bankruptcy to $1,500,000; and (iii) released the debtors and their officers and directors from all claims other than this claim in the bankruptcy. In consideration thereof, the Plan was amended to
(x) provide that NCT Audio will be paid $125,000 from the assets of the bankruptcy estate upon confirmation of the Plan; (y) elevate NCT Audio's (now $1,500,000) claim in the bankruptcy from a "contested" claim to an "allowed" (i.e., uncontested) claim; and (z) provide that NCT Audio will be entitled to payments, if any, on its $1,500,000 bankruptcy claim in the course of administration of the estate under a formula set forth in the Plan. The Plan as amended also provides for a $1,000,000 litigation fund for the estate's efforts to enforce a number of claims it believes it has against third parties, the proceeds of which efforts would, under the formula in the Plan, be used to pay the claims of NCT Audio and the other creditors of the bankruptcy estate. On February 18, 2003, the bankruptcy court confirmed the Plan as so amended.

     Production Resource Group Litigation
     ------------------------------------

     In the portion of the case against NCT and DMC, on or about February 14, 2003, PRG served papers on NCT seeking to enforce the judgement in the case against the shares of stock of NCT Audio owned by NCT. In the portion of the case against NCT Chairman and Chief Executive Officer Michael Parrella (as to which NCT has agreed to indemnify Mr. Parrella), on February 25, 2003, the court granted in part Mr. Parrella's July 15, 2002 motion, striking those portions of the PRG amended complaint that allege a breach of an obligation of good faith and fair dealing, but declining to strike those portions that allege unfair trade practices and fraud.

Options

     On January 23, 2003, NCT granted to Inframe, Inc. non-plan options to purchase 23 million shares of our common stock at an exercise price of $0.042 per share. The five-year options vest immediately. The options were granted in consideration of a consulting agreement for services. We will record a charge for the estimated fair value of this option of approximately $0.7 million. Carole Salkind is the sole shareholder of Inframe, Inc.

     On February 11, 2003, NCT granted to Avant Interactive, Inc. non-plan options to purchase 7.0 million shares of our common stock at an exercise price of $0.04 per share. The five-year options vest immediately. The options were granted in consideration of a consulting agreement for services. We will record a charge for the estimated fair value of this option of approximately $0.2 million. Carole Salkind is the sole shareholder of Avant Interactive, Inc.

     On March 12, 2003, NCT granted to Avant Interactive, Inc. non-plan options to purchase 13.5 million shares of our common stock at an exercise price of $0.031 per share. The five-year options vest immediately. The options were granted in consideration of an amendment to a consulting agreement for services. We will record a charge for the estimated fair value of this option of approximately $0.3 million. Carole Salkind is the sole shareholder of Avant Interactive, Inc.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II


Board of Directors and Stockholders of
NCT Group, Inc.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements of NCT Group, Inc. and subsidiaries as of December 31, 2001 and 2002 and for each of the years then ended taken as a whole. The 2001 and 2002 information included on Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ EISNER LLP
--------------
    Eisner LLP



New York, New York
February 20, 2003

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


/s/ GOLDSTEIN GOLUB KESSLER LLP
--------------------------------
Goldstein Golub Kessler LLP

New York, New York
April 9, 2001



                                                                  SCHEDULE II
NCT GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands of dollars)

---------------------------------------------------------------------------------------------------------------------------
               Column A                     Column B              Column C                   Column D          Column E
---------------------------------------------------------------------------------------------------------------------------
                                                           Charged        Charged to
                                           Balance at      in costs         other                              Balance at
                                           beginning         and          accounts -        Deductions -         end of
              Description                  of period       expenses        Describe         Describe            period
---------------------------------------------------------------------------------------------------------------------------

Allowance for doubtful accounts:
  Year ended December 31, 2000             $   102  (a)    $   803        $   (800) (b)      $    (35) (c)      $    70
  Year ended December 31, 2001                 103  (a)        249             (46) (b)            (8) (c)          298
  Year ended December 31, 2002                 298              77             (29) (b)            (6) (c)          340

Reserve for uncollectible amounts:
  Year ended December 31, 2000                   -               -               -                  -                 -
  Year ended December 31, 2001                   -           1,000               -                  -             1,000
  Year ended December 31, 2002               1,000               -               -                  -             1,000

Allowance for inventory obsolescence:
  Year ended December 31, 2000                 529             100            (529) (d)             -               100
  Year ended December 31, 2001                 100             691               -                  -               791
  Year ended December 31, 2002                 791             239               -               (626) (c)          404

Accumulated depreciation:
  Year ended December 31, 2000               4,042  (a)        334               -                (24) (c)        4,352
  Year ended December 31, 2001               4,352             936           1,115  (e)        (1,809) (c)        4,594
  Year ended December 31, 2002               4,594             852             186  (f)        (1,836) (c)        3,796

Accumulated goodwill amortization:
  Year ended December 31, 2000               4,163           1,019               -                  -             5,182
  Year ended December 31, 2001               5,182           1,691          16,239  (g)       (21,988) (h)        1,124
  Year ended December 31, 2002               1,124               -               -                  -             1,124

Accumulated patent and other
intangibles amortization:
  Year ended December 31, 2000               2,878             658               -                  -             3,536
  Year ended December 31, 2001               3,536             350               -                  -             3,886
  Year ended December 31, 2002               3,886             453           2,116 (g)         (2,495) (h)        3,960

Attention is directed to the foregoing accountants' reports and to the accompanying notes to our consolidated financial statements.

Footnotes:
---------
     (a)  Increases from prior year-end due to acquistions.
     (b)  Accounts written-off directly to expense.
     (c)  Accounts previously reserved for, written off or sold in current year.
     (d)  Apply to specific prior year-end inventory items.
     (e)  Write down for exiting business, charged to other expense.
     (f)  Currency translation adjustments.
     (g)  Write down intangibles to estimated fair value.
     (h)  Write off fully amortized intangibles.

                                 NCT Group, Inc.
                                Index to Exhibits
                                  Item 15(a)(3)

Exhibit
Number    Description of Exhibit
------    -------------------------

3(a) Second Restated Certificate of Incorporation of NCT Group, Inc. filed in the Office of the Secretary of State of the State of Delaware on August 15, 2001.

3(b)      By-laws of NCT Group, Inc., as amended to date.

3(c) Certificate of Designation, Preferences and Rights of Series H Convertible Preferred Stock of NCT Group, Inc. as filed in the office of the Secretary of State of the State of Delaware of June 21, 2002, incorporated herein by reference to Exhibit 3(c) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

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

4(e) Secretary's Certificate dated February 1, 1999, as to a five-year extension of the expiration dates of the Warrants described in 4(a),
          (b), (c) and (d) above.

4(f) Warrant issued to Carole Salkind for the purchase of 2,789,082 shares of common stock at an exercise price of $0.079 per share dated January 11, 2002, incorporated herein by reference to Exhibit 4(m) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(g) Option dated January 11, 2002 granted to Carole Salkind to acquire a 10% equity interest in Artera Group, Inc, incorporated herein by reference to Exhibit 4(n) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(h) Warrant dated January 25, 2002 issued to Carole Salkind for the purchase of 812,500 shares of NCT common stock at an exercise price of $0.09 per share, incorporated herein by reference to Exhibit 4(o) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(i) Warrant dated January 25, 2002 issued to Carole Salkind for the purchase of 312,500 shares of NCT common stock at an exercise price of $0.09 per share, incorporated herein by reference to Exhibit 4(p) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(j) Warrant dated February 27, 2002 issued to Carole Salkind for the purchase of 1,034,226 shares of NCT common stock at an exercise price of $0.079 per share, incorporated herein by reference to Exhibit 4(q) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(k) Warrant dated January 1, 2002 issued to Piedmont Consulting, Inc. for the purchase of 500,000 shares of NCT common stock at a purchase price of $0.20 per share, incorporated by reference to Exhibit 4(a) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(l) Warrant dated January 10, 2002 issued to Libra Finance S.A. for the purchase of 5,000,000 shares of NCT common stock at a purchase price of the lower of: $0.07 per share or the lowest closing bid price from January 10, 2002 through June 28, 2002, incorporated by reference to
          Exhibit 4(b) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(m) Repricing of Warrant dated October 25, 2001 issued to Libra Finance S.A. for the purchase of 20,000,000 shares of NCT common stock from a purchase price of $0.09 per share to the lower of: $0.07 per share or the lowest closing bid price from January 10, 2002 through June 28, 2002, incorporated by reference to Exhibit 4(c) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(n) Warrant dated January 31, 2002 issued to Robert C. Lau (as designee of Clayton Dunning & Company, Inc.) for the purchase of 104,167 shares of NCT common stock at a purchase price of $0.13 per share, incorporated by reference to Exhibit 4(d) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(o) Warrant dated March 1, 2002 issued to Carole Salkind for the purchase of 437,500 shares of NCT common stock at a purchase price of $0.079 per share, incorporated by reference to Exhibit 4(e) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(p) Warrant dated May 2, 2002 issued to Carole Salkind for the purchase of 3,188,708 shares of NCT common stock at a purchase price of $0.094 per share, incorporated by reference to Exhibit 4(f) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(q) Warrant dated May 2, 2002 issued to Carole Salkind for the purchase of 3,562,500 shares of NCT common stock at a purchase price of $0.094 per share, incorporated by reference to Exhibit 4(g) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(r) Warrant dated May 29, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.095 per share, incorporated herein by reference to Exhibit 4(y) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(s) Warrant dated June 2, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.097 per share, incorporated herein by reference to Exhibit 4(z) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(t) Warrant dated July 3, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.078 per share, incorporated herein by reference to Exhibit 4(aa) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(u) Warrant dated July 12, 2002 issued to Carole Salkind for the purchase of 20,000,000 shares of NCT common stock at a purchase price of $0.075 per share, incorporated herein by reference to Exhibit 4(ab) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(v) Warrant dated July 15, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.075 per share, incorporated herein by reference to Exhibit 4(ac) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(w) Warrant dated June 13, 2002 issued to Blue Future, Inc. for the purchase of 250,000 shares of NCT common stock at a purchase price of $0.16 per share, incorporated herein by reference to Exhibit 4(ad) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(x) Warrant dated June 17, 2002 issued to Thomas Cotton for the purchase of 350,000 shares of NCT common stock at a purchase price of $0.081 per share, incorporated herein by reference to Exhibit 4(ae) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(y) Warrant dated June 17, 2002 issued to Barry H. Chappel for the purchase of 400,000 shares of NCT common stock at a purchase price of $0.081 per share, incorporated herein by reference to Exhibit 4(af) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(z) Warrant dated June 17, 2002 issued to John Capozzi for the purchase of 400,000 shares of NCT common stock at a purchase price of $0.081 per share, incorporated herein by reference to Exhibit (4ag) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(aa) Option granted to Leben Care, Inc. dated January 25, 2002 for an aggregate of 8,350,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.13 per share, incorporated herein by reference to Exhibit 4(ah) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(ab) Option granted to Stop Noise, Inc. dated February 27, 2002 for an aggregate of 3,375,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.12 per share, incorporated herein by reference to Exhibit 4(ai) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(ac) Warrant issued to Carole Salkind for the purchase of 2,250,000 shares of common stock dated July 23, 2002, incorporated herein by reference to Exhibit 4(aj) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(ad) Warrant issued to Carole Salkind for the purchase of 1,500,000 shares of common stock dated August 14, 2002, incorporated herein by reference to Exhibit 4(ak) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(ae) Warrant issued to Carole Salkind for the purchase of 2,100,000 shares of common stock dated August 29, 2002, incorporated herein by reference to Exhibit 4(al) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(af) Warrant issued to Carole Salkind for the purchase of 1,500,000 shares of common stock dated September 9, 2002, incorporated herein by reference to Exhibit 4(am) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(ag) Warrant issued to Carole Salkind for the purchase of 10,000,000 shares of Common Stock dated Septmber 30, 2002, incorporated herein by reference to Exhibit 4(an) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(ah) Warrant issued to Carole Salkind for the purchase of 16,157,565 shares of common stock dated September 30, 2002, incorporated herein by reference to Exhibit 4(ao) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(ai) Option granted to Acme Associates, Inc. dated as of September 30, 2002 for an aggregate of 50,000,000 shares of NCT common stock at an exercise price of $0.070 per share (prior options to Acme Associates, Inc, were cancelled by this new grant), incorporated herein by reference to Exhibit 4(ap) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(aj) Warrant dated October 11, 2002 issued to FairPoint Communications, Inc. for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.15 per share.

4(ak) Warrant dated November 7, 2002 issued to Carole Salkind for the purchase of 1,750,000 shares of NCT common stock at a purchase price of $0.072 per share, incorporated by reference to Exhibit 4(af) of the company's Quarterly Report on Form 10-Q filed November 14, 2002.

4(al) Warrant dated November 20, 2002 issued to Carole Salkind for the purchase of 1,750,000 shares of NCT common stock at a purchase price of $0.054 per share.

4(am) Warrant dated November 21, 2002 issued to Carole Salkind for the purchase of 6,271,926 shares of NCT common stock at a purchase price of $0.0535 per share.

4(an) Warrant dated November 22, 2002 issued to Gavin Brackenridge for the purchase of 300,000 shares of NCT common stock at a purchase price of $0.054 per share.

4(ao) Warrant dated December 2, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.048 per share.

4(ap) Warrant dated December 16, 2002 issued to Carole Salkind for the purchase of 1,750,000 shares of NCT common stock at a purchase price of $0.042 per share.

4(aq) Warrant dated December 16, 2002 issued to Robert L. Bernstein for the purchase of 200,000 shares of NCT common stock at a purchase price of $0.0515 per share.

4(ar) Warrant dated December 16, 2002 issued to Gavin Brackenridge for the purchase of 200,000 shares of NCT common stock at a purchase price of $0.125 per share.

4(as) Warrant dated December 16, 2002 issued to Gavin Brackenridge for the purchase of 250,000 shares of NCT common stock at a purchase price of $0.08 per share.

4(at) Warrant dated December 16, 2002 issued to Gavin Brackenridge for the purchase of 250,000 shares of NCT common stock at a purchase price of $0.150 per share.

4(au) Warrant dated December 16, 2002 issued to Dr. Henry Murray (as designee of The Murray Group) for the purchase of 67,000 shares of NCT common stock at a purchase price of $0.100 per share.

4(av) Warrant dated December 16, 2002 issued to Diana T. Murray (as designee of The Murray Group) for the purchase of 33,000 shares of NCT common stock at a purchase price of $0.100 per share.

4(aw) Warrant dated December 16, 2002 issued to Dr. Henry Masur (as designee of The Murray Group) for the purchase of 100,000 shares of NCT common stock at a purchase price of $0.100 per share.

4(ax) Warrant dated December 16, 2002 issued to Steven Keenan for the purchase of 300,000 shares of NCT common stock at a purchase price of $0.099 per share.

4(ay) Warrant dated December 16, 2002 issued to B. Michael Pisani / Granite Securities Cooperation for the purchase of 200,000 shares of NCT common stock at a purchase price of $0.100 per share.

4(az) Warrant dated December 16, 2002 issued to Charles T. Lanktree for the purchase of 200,000 shares of NCT common stock at a purchase price of $0.100 per share.

4(ba) Warrant dated December 16, 2002 issued to Sandy Eisemann / NRI, Inc. (as designee for C&C Partners, Inc.) for the purchase of 50,000 shares of NCT common stock at a purchase price of $0.100 per share.

4(bb) Warrant dated December 16, 2002 issued to Sandy Eisemann / NRI, Inc. (as designee for C&C Partners, Inc.) for the purchase of 25,000 shares of NCT common stock at a purchase price of $0.250 per share.

4(bc) Warrant dated December 16, 2002 issued to Sandy Eisemann / NRI, Inc. (as designee for C&C Partners, Inc.) for the purchase of 25,000 shares of NCT common stock at a purchase price of $0.500 per share.

4(bd) Warrant dated December 16, 2002 issued to Sandy Eisemann / NRI, Inc. (as designee for C&C Partners, Inc.) for the purchase of 25,000 shares of NCT common stock at a purchase price of $0.750 per share.

4(be) Warrant dated December 16, 2002 issued to Robert F. Callahan (as designee for C&C Partners, Inc.) for the purchase of 50,000 shares of NCT common stock at a purchase price of $0.100 per share.

4(bf) Warrant dated December 16, 2002 issued to Robert F. Callahan (as designee for C&C Partners, Inc.) for the purchase of 25,000 shares of NCT common stock at a purchase price of $0.250 per share.

4(bg) Warrant dated December 16, 2002 issued to Robert F. Callahan (as designee for C&C Partners, Inc.) for the purchase of 25,000 shares of NCT common stock at a purchase price of $0.500 per share.

4(bh) Warrant dated December 16, 2002 issued to Robert F. Callahan (as designee for C&C Partners, Inc.) for the purchase of 25,000 shares of NCT common stock at a purchase price of $0.750 per share.

4(bi) Warrant dated December 26, 2002 issued to Carole Salkind for the purchase of 10,206,373 shares of NCT common stock at a purchase price of $0.041 per share.

4(bj) Warrant dated December 30, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.041 per share.

4(bk) Warrant dated December 31, 2002 issued to Michael Dickerson for the purchase of 250,000 shares of NCT common stock at a purchase price of $0.100 per share.

4(bl) Warrant dated December 6, 2002 issued to Alpha Capital Aktiengesellschaft for the purchase of 1,400,000 shares of NCT common stock at a purchase price of the lower of $0.07 per share or the lowest closing bid price per share from 12/6/02 through 12/6/03.

4(bm)     Warrant   dated   December   6,   2002   issued   to   Alpha   Capital
          Aktiengesellschaft for the purchase of 15,000,000 shares of NCT common stock at a purchase price of $0.01 per share.

4(bn) Option dated December 26, 2002 issued to Motorworld, Incorporated for the purchase of 23,000,000 shares of NCT common stock at a purchase price of $0.042 per share.

4(bo) Option granted to Inframe, Inc. dated January 23, 2003 for an aggregate of 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share.

4(bp) Option granted to Avant Interactive, Inc. dated February 11, 2003 for an aggregate of 7,000,000 shares of NCT common stock at an exercise price of $0.04 per share.

4(bq) Option granted to Avant Interactive, Inc. dated March 12, 2003 for an aggregate of 13,500,000 shares of NCT common stock at an exercise price of $0.031 per share.

10(a) Patent Assignment Agreement, dated as of June 21, 1989, among George B.B. Chaplin, Sound Alternators Limited, the Company, Active Noise and Vibration Technologies, Inc. and Chaplin Patents Holding Co., Inc., incorporated herein by reference to Exhibit 10(aa) to Amendment No. 2 on Form S-1 to the Company's Registration Statement on Form S-18 (Registration No. 33-19926).

*10(b) Noise Cancellation Technologies, Inc. Stock Incentive Plan (as adopted April 14, 1993, and amended through August 16, 1996), incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the Securities & Exchange Commission on August 30, 1996 (Reg. No. 333-11213).

10(c) Asset Purchase Agreement, dated September 16, 1994, between Active Noise and Vibration Technologies, Inc. and the Company, incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed September 19, 1994.

*10(d) Noise Cancellation Technologies, Inc. Option Plan for Certain Directors (as adopted November 15, 1994 and amended through August 16,
          1996), incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 filed with the SEC on August 30, 1996 (Reg. No. 333-11209).

10(e) Variation of Teaming Agreement between Noise Cancellation Technologies, Inc. and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(c) of the Company's Current Report on Form 8-K filed August 4, 1995.

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

10(f) License Agreement dated September 4, 1997, between Noise Cancellation Technologies, Inc. and NCT Audio Products, Inc., incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

10(g) License Agreement dated July 15, 1998, between the Company and NCT Hearing Products, Inc., incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.

10(h) License Agreement dated January 25, 1999, between NCT Group, Inc. and DistributedMedia.com, Inc., incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10(i) Secured Convertible Note in principal amount of $2,231,265.04 dated January 11, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(az) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(i)(1) Secured Convertible Note in principal amount of $650,000 dated January 25, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(az)(1) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(i)(2) Secured Convertible Note in principal amount of $250,000 dated January 25, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(az)(2) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(i)(3) Secured Convertible Note in principal amount of $827,412 dated February 27, 2002 issued to Carole Salkind, incorporated herein by reference to Exhibit 10(az)(3) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

10(j) Subscription Agreement dated January 10, 2002, between Artera Group, Inc. and Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(a) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(k) Security Agreement dated January 10, 2002, between Artera Group, Inc. and Alpha Capital Aktiengesellschaft, incorporated by reference to
          Exhibit 10(b) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(l) Secured Convertible Note in the principal amount of $550,000 dated January 10, 2002, between Artera Group, Inc. and Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(c) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(m)     Funds  Escrow  Agreement  dated  January  10,  2002,  issued by Artera
          Group, Inc. to Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(d) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(n) Secured Convertible Note in principal amount of $350,000 dated March 1, 2002 issued by the Company to Carole Salkind, incorporated by reference to Exhibit 10(e) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(o) Subscription Agreement dated March 11, 2002, between the Company and Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(f) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(p) Funds Escrow Agreement dated March 11, 2002, between the Company and Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(g) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(q) Secured Convertible Note in the principal amount of $400,000 dated March 11, 2002, issued by the Company to Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(h) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(r) Secured Convertible Note in principal amount of $1,275,482.97 dated May 2, 2002 issued by the Company to Carole Salkind, incorporated by reference to Exhibit 10(i) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(s) Secured Convertible Note in principal amount of $1,425,000 dated May 2, 2002 issued by the Company to Carole Salkind, incorporated by reference to Exhibit 10(j) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(t) Secured Convertible Note in principal amount of $350,000 dated May 29, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bk) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(u) Secured Convertible Note in principal amount of $300,000 dated June 2, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bl) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(v) Exchange Agreement between the Company and Crammer Road LLC dated as of June 21, 2002, incorporated herein by reference to Exhibit 10(bm) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(v)(1) Registration Rights Agreement (Exhibit B to the Exchange Agreement dated as of June 21, 2002) dated as of June 21, 2002 between the company and Crammer Road LLC, incorporated herein by reference to
          Exhibit 10(bm)(1) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(w) Secured Convertible Note in principal amount of $350,000 dated July 3, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bn) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(x) Secured Convertible Note in principal amount of $350,000 dated July 15, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bo) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(y) Agreement dated July 12, 2002 relating to Pro Tech Exchange Rights among the Company, Pro Tech Communications, Inc., and Carole Salkind, incorporated herein by reference to Exhibit 10(bp) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(z) Private Equity Credit Agreement dated as of July 25, 2002 between NCT Group, Inc. and Crammer Road LLC, incorporated herein by reference to
          Exhibit 10(bq) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(z)(1) Registration Rights Agreement (Exhibit A to Private Equity Credit Agreement) dated as of July 25, 2002 between NCT Group, Inc. and Crammer Road LLC, incorporated herein by reference to Exhibit 10(bq)(1) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(aa) Secured Convertible Note in principal amount of $525,000 dated July 23, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(br) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(ab) Secured Convertible Note in principal amount of $350,000 dated August 14, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bs) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(ac) Secured Convertible Note in principal amount of $490,000 dated August 29, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bt) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(ad)    Secured  Convertible  Note in  principal  amount of  $350,000  dated
          September 9, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bu) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(ae) Secured Convertible Note in principal amount of $3,770,098.38 dated September 30, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bv) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(af) Agreement dated September 30, 2002 relating to Pro Tech Exchange Rights among the Company, Pro Tech Communications, Inc., and Carole Salkind, incorporated herein by reference to Exhibit 10(bw) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(ag) Settlement Agreement and Release dated October 30, 2002 made by and between Crammer Road LLC and NCT, incorporated herein by reference to
          Exhibit 10(bx) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(ah) Master Distribution Agreement dated October 24, 2002, between Artera Group, Inc. and Spyder Technologies Group, LLC, incorporated herein by reference to Exhibit 10(by) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(ai) Secured Convertible Note in principal amount of $400,000 dated November 7, 2002 issued by the Company to Carole Salkind, incorporated by reference to Exhibit 10(af) of the company's Quarterly Report on Form 10-Q filed November 14, 2002.

10(aj) License Agreement dated October 1, 2002 between NCT Group, Inc. and Stop Noise, Inc.

10(ak) Secured Convertible Note in principal amount of $400,000 dated November 20, 2002 issued by the company to Carole Salkind.

10(al) Secured Convertible Note in principal amount of $1,463,449.36 dated November 21, 2002 issued by the company to Carole Salkind.

10(am) Consulting Agreement dated January 20, 1999 between NCT and Leben Care, Inc. along with corespondence dated January 8, 2002, amendment and extension thereof and three amendments thereto.

10(an) Consulting Agreement dated July 1, 2001 between NCT and Stop Noise, Inc. along with an addendem thereto dated October 9, 2001 and two amendments thereto.

10(ao) Consulting Agreement dated September 30, 2002 between NCT and Acme Associates, Inc.

10(ap) Secured Convertible Note in principal amount of $350,000 dated December 2, 2002 issued by the company to Carole Salkind.

10(aq) Secured Convertible Note in principal amount of $400,000 dated December 16, 2002 issued by the company to Carole Salkind.

10(ar) Secured Convertible Note in principal amount of $2,381,487 dated December 26, 2002 issued by the company to Carole Salkind.

10(as) Secured Convertible Note in principal amount of $350,000 dated December 30, 2002 issued by the company to Carole Salkind.

10(at) Secured Convertible Note in principal amount of $450,000 dated January 15, 2003 issued by the company to Carole Salkind.

10(au) Secured Convertible Note in principal amount of $2,747,635 dated January 23, 2003 issued by the company to Carole Salkind.

10(av) Secured Convertible Note in principal amount of $350,000 dated January 30, 2003 issued by the company to Carole Salkind.

10(aw) Secured Convertible Note in principal amount of $1,252,592 dated February 11, 2003 issued by the company to Carole Salkind.

10(ax) Secured Convertible Note in principal amount of $450,000 dated March 4, 2003 issued by the company to Carole Salkind.

10(ay) Secured Convertible Note in principal amount of $980,802 dated March 13, 2003 issued by the company to Carole Salkind.

10(az) Secured Convertible Note in principal amount of $864,616 dated March 13, 2003 issued by the company to Carole Salkind.

10(ba) Consulting Agreement dated December 26, 2002 between NCT and Motorworld, Incorporated.

16        Change  in   certifying   accountants,   dated   February   12,  2002,
          incorporated herein by reference to the company's current report on Form 8-K filed on February 14, 2002.

21        Subsidiaries as of December 31, 2002.

23(a)     Consent of Eisner LLP (formerly Richard A. Eisner & Company, LLP).

23(b)     Consent of Goldstein Golub Kessler LLP.

99(a) Certification of Form 10-K for the period ended December 31, 2002 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------
*         Pertains to a management contract or compensation plan or arrangement.