Form 10-Q
period 2003-03-31
NCT GROUP INC
filed 2003-05-15
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------


                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 2003
                                   --------------

                                                      OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding as of May 13, 2003, was 526,104,959.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Notes 1 and 5)

                                                                                 (in thousands, except share data)
                                                                                   December 31,        March 31,
                                                                                      2002               2003
                                                                                   ------------       ------------
                                                                                                       (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents                                                      $     806          $     335
     Investment in available-for-sale marketable securities                               102                103
     Accounts receivable, net                                                             245                419
     Inventories, net                                                                     622                569
     Other current assets                                                                 358                371
                                                                                   ------------       ------------
                     Total current assets                                               2,133              1,797

Property and equipment, net                                                               954                789
Goodwill, net                                                                           7,184              7,184
Patent rights and other intangibles, net                                                1,519              1,441
Other assets                                                                            1,779              1,740
                                                                                   ------------       ------------
                                                                                    $  13,569          $  12,951
                                                                                   ============       ============
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
     Accounts payable                                                               $   4,648          $   4,011
     Accrued expenses                                                                  16,916             18,676
     Notes payable                                                                      3,540              3,173
     Current maturities of convertible notes                                           18,460             22,314
     Deferred revenue                                                                   2,877              3,092
     Other current liabilities                                                          7,101              7,268
                                                                                   ------------       ------------
                     Total current liabilities                                         53,542             58,534
                                                                                   ------------       ------------
Long-term liabilities:
     Deferred revenue                                                                   2,675              2,140
     Convertible notes                                                                    779                  -
     Other liabilities                                                                  1,557              1,587
                                                                                   ------------       ------------
                     Total long-term liabilities                                        5,011              3,727
                                                                                   ------------       ------------

Commitments and contingencies

Minority interest in consolidated subsidiaries                                          8,689              8,776
                                                                                   ------------       ------------

Capital deficit :
Preferred stock, $.10 par value, 10,000,000 shares authorized:
    Convertible series H preferred stock, issued and outstanding, 1,800 shares,
     (redemption amount $18,376,767 and $18,554,302, respectively)                     18,377             18,554
Common stock, $.01 par value, authorized 645,000,000 shares
   issued and outstanding 483,474,345 and 486,508,326 shares, respectively              4,835              4,865
Additional paid-in capital                                                            180,899            183,059
Accumulated other comprehensive loss                                                     (516)              (509)
Accumulated deficit                                                                  (259,564)          (266,351)
Shares payable, 29,248,170 shares                                                       2,296              2,296
                                                                                   ------------       ------------
                     Total capital deficit                                            (53,673)           (58,086)
                                                                                   ------------       ------------
                                                                                    $  13,569          $  12,951
                                                                                   ============       ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)


                                                                                (in thousands, except per share amounts)
                                                                                       Three months ended March 31,
                                                                                ----------------------------------------
                                                                                         2002                 2003
                                                                                   ----------------      --------------
REVENUE:
   Technology licensing fees and royalties                                             $ 1,111             $    706
   Product sales, net                                                                      877                  467
   Advertising/media                                                                        10                    9
   Engineering and development services                                                     16                    -
                                                                                   ----------------      --------------
          Total revenue                                                                  2,014                1,182
                                                                                   ----------------      --------------

COSTS AND EXPENSES:
   Cost of product sales                                                                   499                  208
   Cost of advertising/media                                                                 8                    3
   Selling, general and administrative                                                   4,387                3,572
   Research and development                                                              1,046                  929
   Impairment of goodwill                                                                  300                    -
                                                                                   ----------------      --------------
          Total operating costs and expenses                                             6,240                4,712
Non-operating items:
   Other (income) expense, net                                                             823                  390
   Interest expense, net                                                                 1,199                2,867
                                                                                   ----------------      --------------
          Total costs and expenses                                                       8,262                7,969
                                                                                   ----------------      --------------

NET LOSS                                                                              $ (6,248)            $ (6,787)

Less:  Beneficial conversion features                                                       25                    -
       Preferred stock dividends (Note 7)                                                  606                  963
                                                                                   ----------------      --------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                              $ (6,879)            $ (7,750)
                                                                                   ================      ==============

Basic and diluted loss per share attributable to
   common shareholders                                                                $  (0.02)            $  (0.02)
Weighted average common shares outstanding -                                       ================      ==============
   basic and diluted                                                                   425,842              513,633
                                                                                   ================      ==============

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
                                                                                              (in thousands)
                                                                                         Three months ended March 31,
                                                                                ----------------------------------------
                                                                                         2002                 2003
                                                                                   ----------------      --------------

NET LOSS                                                                              $ (6,248)            $ (6,787)
Other comprehensive income (loss):
   Currency translation adjustment                                                          22                    6
   Unrealized (loss)/adjustment of unrealized loss on marketable securities               (287)                   1
                                                                                   ----------------      --------------
COMPREHENSIVE LOSS                                                                    $ (6,513)            $ (6,780)
                                                                                   ================      ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 2)
(Unaudited)

                                                                                                   (in thousands)
                                                                                            Three months ended March 31,
                                                                                     ---------------------------------------------
                                                                                              2002                    2003
                                                                                     ---------------------   ---------------------

Cash flows from operating activities:
  Net loss                                                                                 $ (6,248)               $ (6,787)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                               289                     232
    Common stock, warrants and options issued as consideration for:
      Compensation                                                                              169                       -
      Operating expenses                                                                        921                   1,228
    Provision for inventory                                                                     (55)                    (75)
    Provision for doubtful accounts and uncollectible amounts                                    68                       7
    Loss on disposition of fixed assets                                                           -                      33
    Impairment of goodwill                                                                      300                       -
    Costs of exiting activities                                                                 303                       -
    Realized loss on fair value of warrant                                                       (6)                      -
    Forgiveness of debt                                                                           -                    (224)
    Finance costs associated with non-registration of common shares
      and of common shares underlying convertible notes                                         909                     729
    Default penalty on notes                                                                     25                     118
    Amortization of discounts on notes                                                          284                   1,137
    Amortization of beneficial conversion feature on convertible notes                          384                     874
    Minority interest loss                                                                     (108)                      -
    Changes in operating assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable                                                 80                    (180)
      Decrease in inventories                                                                   286                     127
     (Increase) decrease in other assets                                                        (24)                     26
      Increase in accounts payable and accrued expenses                                         583                     543
      Decrease in other liabilities and deferred revenue                                     (1,188)                   (153)
                                                                                     ---------------------   ---------------------
    Net cash used in operating activities                                                  $ (3,028)               $ (2,365)
                                                                                     ---------------------   ---------------------
Cash flows from investing activities:
    Capital expenditures                                                                   $    (27)               $    (23)
    Proceeds from sale of capital equipment                                                      11                       -
                                                                                     ---------------------   ---------------------
      Net cash used in investing activities                                                $    (16)               $    (23)
                                                                                     ---------------------   ---------------------
Cash flows from financing activities:
    Proceeds from:
      Convertible notes and notes payable, net                                             $  2,883                $  2,150
      Repayment of notes                                                                       (253)                   (239)
                                                                                     ---------------------   ---------------------
      Net cash provided by financing activities                                            $  2,630                $  1,911
                                                                                     ---------------------   ---------------------
Effect of exchange rate changes on cash                                                    $     (1)               $      6
                                                                                     ---------------------   ---------------------
Net decrease in cash and cash equivalents                                                      (415)                   (471)
Cash and cash equivalents - beginning of period                                                 567                     806
                                                                                     ---------------------   ---------------------
Cash and cash equivalents - end of period                                                  $    152                $    335
                                                                                     =====================   =====================

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, NCT Group, Inc. and its subsidiaries are referred to as the "company," "we," "our," "us" or "NCT." The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 contained in the company's Annual Report of Form 10-K.

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

     NCT has experienced substantial losses from operations since its inception which cumulatively amounted to $266.4 million through March 31, 2003. Cash and cash equivalents amounted to $0.3 million at March 31, 2003, decreasing from $0.8 million at December 31, 2002. A working capital deficit of $56.7 million exists at March 31, 2003. NCT is in default of $2.5 million of its notes payable and $5.1 million of its convertible notes at March 31, 2003. Management believes that currently available funds will not be sufficient to sustain NCT at present levels. NCT's ability to continue as a going concern is dependent on funding from several sources, including available cash and cash equivalents and cash inflows generated from its revenue sources, particularly technology licensing fees and royalties and product sales. The level of realization of funding from our revenue sources is presently uncertain. If anticipated revenue does not generate sufficient cash, management believes additional working capital financing must be obtained. We are attempting to raise additional capital through debt and equity financing in order to fund operations. There is no assurance any of the financing is or would become available.

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

     The accompanying condensed consolidated financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at March 31, 2003 about the company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

2.   Other Financial Data:

Balance Sheet Items:
--------------------

     Investments in marketable securities include available-for-sale securities at market value. The following table displays the market value, cost basis, and realized/unrealized gain (loss) of the company's available-for-sale securities (in thousands):



                                      December 31, 2002                                      March 31, 2003
                     ----------------------------------------------             --------------------------------------
                       Cost      Realized    Unrealized    Market                  Cost      Unrealized     Market
                       Basis       Loss        Loss        Value                   Basis     Gain/(Loss)    Value
                     ---------- ----------- ------------ ----------             -----------  -----------  ------------


Available-for-sale:
  ITC                  $ 798      $ (689)       $ (15)      $ 94                    $ 94       $ (5)         $ 89
  Teltran                 84         (76)           -          8                       8          6            14
                     ---------- ----------- ------------ ----------             -----------  -----------  ------------
   Totals              $ 882      $ (765)       $ (15)     $ 102                   $ 102        $ 1         $ 103
                     ========== =========== ============ ==========             ===========  ===========  ============


     The company reviews declines in the value of its investment portfolio when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. The company considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary.

     Accounts receivable comprise the following (in thousands):



                                                              December 31,        March 31,
                                                                  2002               2003
                                                           -----------------  -----------------
Technology license fees and royalties                          $ 268              $ 422
Joint ventures and affiliates                                     34                 34
Other receivables                                                283                310
                                                           -----------------  -----------------
                                                               $ 585              $ 766
Allowance for doubtful accounts                                 (340)              (347)
                                                           -----------------  -----------------
     Accounts receivable, net                                  $ 245              $ 419
                                                           =================  =================



     Inventories comprise the following (in thousands):



                                                              December 31,        March 31,
                                                                  2002               2003
                                                           -----------------  -----------------
Components                                                     $ 227              $ 235
Finished goods                                                   799                663
                                                           -----------------  -----------------
                                                             $ 1,026              $ 898
Reserve for obsolete and slow moving inventory                  (404)              (329)
                                                           -----------------  -----------------
     Inventories, net                                          $ 622              $ 569
                                                           =================  =================

     Other current assets comprise the following (in thousands):


                                                  December 31,      March 31,
                                                     2002             2003
                                                ---------------  ---------------

Notes receivable                                  $  1,000          $  1,000
Due from officer                                       108               108
Other                                                  250               263
                                                ---------------  ---------------
                                                  $  1,358          $  1,371
Reserve for uncollectible amounts                   (1,000)           (1,000)
                                                ---------------  ---------------
  Other current assets                            $    358          $    371
                                                ===============  ===============


     Other assets (long-term) comprise the following (in thousands):


                                                  December 31,      March 31,
                                                     2002             2003
                                                ---------------  ---------------

Marketable ITC securities                         $  1,320          $  1,320
Advances and deposits                                   75                75
Deferred charges                                       353               314
Other                                                   31                31
                                                ---------------  ---------------
  Other assets (classified as long-term)          $  1,779          $  1,740
                                                ===============  ===============


     Property and equipment comprise the following (in thousands):


                                                  December 31,      March 31,
                                                     2002             2003
                                                ---------------  ---------------
Machinery and equipment                           $  2,027          $  1,989
Furniture and fixtures                                 642               640
Leasehold improvements                                 972               971
Tooling                                                631               631
Other                                                  478               478
                                                ---------------  ---------------
                                                  $  4,750          $  4,709
Accumulated depreciation                            (3,796)           (3,920)
                                                ---------------  ---------------
  Property and equipment, net                     $    954          $    789
                                                ===============  ===============


     Accrued expenses comprise the following (in thousands):


                                                  December 31,      March 31,
                                                     2002             2003
                                                ---------------  ---------------
Non-registration fees                             $  7,005          $  8,431
Interest                                             2,214             2,575
Judgments                                            2,124             2,124
Default penalties                                      288                 -
Other                                                5,285             5,546
                                                ---------------  ---------------
  Accrued expenses                                $ 16,916          $ 18,676
                                                ===============  ===============

     Deferred revenue comprise the following (in thousands):


                                                           December 31,             March 31,
                                                              2002                    2003
                                                         ---------------        ---------------
NXT                                                         $ 4,815                 $ 4,280
FairPoint                                                       143                     353
Other                                                           594                     599
                                                         ---------------        ---------------
                                                            $ 5,552                 $ 5,232
Less: amount classified as current                           (2,877)                 (3,092)
                                                         ---------------        ---------------
  Deferred revenue (classified as long-term)                $ 2,675                 $ 2,140
                                                         ===============        ===============


     As of March 31, 2003, we do not expect to realize any additional cash from revenue that has been deferred.

          Other current liabilities comprise the following (in thousands):


                                                           December 31,             March 31,
                                                              2002                    2003
                                                         ---------------        ---------------
License reacquisition payable                               $ 4,000                 $ 4,000
Development fee payable                                         650                     650
Royalty payable                                               1,695                   1,695
Due to selling shareholders of Theater Radio Network            557                     557
Due to L&H                                                      100                     100
Loan advance by investor                                         65                     230
Other                                                            34                      36
                                                         ---------------        ---------------
  Other current liabilities                                 $ 7,101                 $ 7,268
                                                         ===============        ===============



     Other liabilities (long-term) comprise the following (in thousands):


                                                           December 31,             March 31,
                                                              2002                    2003
                                                         ---------------        ---------------
Due to ITC                                                  $ 1,422                 $ 1,422
Other                                                           135                     165
                                                         ---------------        ---------------
  Other liabilities (classified as long-term)               $ 1,557                 $ 1,587
                                                         ===============        ===============


Statements of Operations Information:
------------------------------------

     Other (income) expense, net comprise the following (in thousands):



                                                                                Three months ended March 31,
                                                                                ---------------------------
                                                                                    2002           2003
                                                                                ------------  -------------

Finance costs associated with non-registration of common shares and
  of common shares underlying convertible notes                                    $ 909          $ 729
Minority share of loss in subsidiary - Pro Tech                                     (108)             -
Forgiveness of notes and accounts payable                                              -            (45)
Litigation settlement (Note 10)                                                        -           (429)
Default penalties on debt                                                             25            118
Other                                                                                 (3)            17
                                                                                ------------  -------------
  Total non-operating other (income) expense, net                                  $ 823          $ 390
                                                                                ============  =============

Supplemental Cash Flow Disclosures:
-----------------------------------



                                                                                                 (in thousands)
                                                                                         Three months ended March 31,
                                                                                       ----------------------------------
Supplemental disclosures of cash flow information:                                           2002              2003
                                                                                       -----------------   --------------
Cash paid during the year for:
  Interest                                                                                  $     3           $   10
                                                                                       =================   ==============
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized holding gain on available-for-sale securities                                  $  (287)          $   (1)
                                                                                       =================   ==============
  Issuance of common stock upon conversion of notes                                         $   375           $  125
                                                                                       =================   ==============
  Issuance of notes for placement services rendered                                         $    15           $    -
                                                                                       =================   ==============
  Property and equipment financed through capitalized leases and notes payable              $     6           $    -
                                                                                       =================   ==============


3.   Stockholders' Capital Deficit:

     The changes in stockholders' capital deficit during the three months ended March 31, 2003 were as follows (in thousands):



                                                Series H                                               Accumulated
                                               Convertible                      Additional  Accumu-     Other
                                              Preferred Stock   Common Stock     Paid-in    lated    Comprehensive  Shares
                                              --------------  ---------------
                                              Shares  Amount   Shares  Amount    Capital    Deficit  Income/(Loss)  Payable   Total
                                              --------------  ---------------   ---------  --------  -------------  ------- --------
Balance at December 31, 2002                     2  $18,377   483,474  $4,835   $180,899  $(259,564)     $(516)     $2,296 $(53,673)
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                      -      177         -       -       (177)         -          -          -         -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders              -        -         -       -        (87)         -          -          -       (87)
Charges for the non-registration of the
  underlying shares of NCT to subsidiary
  preferred shareholders                         -        -         -       -       (699)         -          -          -      (699)
Exchange of subsidiary convertible debt
  for common stock                               -        -     3,034      30         95          -          -          -       125
Warrants issued in conjunction with
  convertible debt                               -        -         -       -        795          -          -          -       795
Beneficial conversion feature on
  convertible debt                               -        -         -       -      1,021          -          -          -     1,021
Net loss                                         -        -         -       -          -     (6,787)         -          -    (6,787)
Accumulated other comprehensive
  income (loss)                                  -        -         -       -          -          -          7          -         7
Compensatory stock options and warrants          -        -         -       -      1,228          -          -          -     1,228
Expenses related to sale of stock                -        -         -       -        (16)         -          -          -       (16)
                                              --------------  ---------------   ---------  --------  -------------  ------- --------
Balance at March 31, 2003                        2  $18,554   486,508  $4,865   $183,059  $(266,351)     $(509)     $2,296 $(58,086)
                                              ==============  ===============   =========  ========  =============  ======= ========

4.   Notes Payable:


(in thousands)
                                                                                    December 31,    March 31,
                                                                                       2002            2003
                                                                                   -------------   -------------
Logical eBusiness Solutions Limited (f/k/a DataTec) (a)                               $ 2,414         $ 2,414
   Obligation of subsidiary to a prior owner of Web Factory;
   past due; payable in 1,500 British Pounds Sterling;
   interest accrues at 4% per annum above the base rate
   of National Westminister Bank plc
Note due investor                                                                         385             385
   Interest at 8% per annum payable at maturity;  Effective interest rate of 68.1% per annum related to the issuance of warrants; due April 7, 2003
Note due stockholder of subsidiary                                                        171             164
   Interest at 8.5% per annum; monthly payments (including interest)
   of $3.5 through May 2003, remainder matures June 27, 2003
Top Source Automotive                                                                     204               -
   Default interest rate accrues at two times prime;
   included in settlement (see Note 10)
Notes due former employees                                                                116             116
   $100 bears interest at 8.25% per annum, compounded annually;
   past due (a).  Remainder bears interest at 12% per annum, due on demand.
Other financings                                                                          284              96
   Interest ranging from 7% to 9% per annum;
   $35 due July 15, 2003; $61 all other
                                                                                   -------------   -------------
                                                                                      $ 3,574         $ 3,175
Less: unamortized debt discounts                                                          (34)             (2)
                                                                                   -------------   -------------
                                                                                      $ 3,540         $ 3,173
                                                                                   =============   =============


         Footnote:
         (a) Notes payable are in default due to nonpayment.

5.   Convertible Notes:


(in thousands)

                                                                                         December 31,       March 31,
                                                                                             2002             2003
                                                                                         -----------     -------------
Issued to Carole Salkind (a)                                                              $ 18,064          $ 21,101
   Weighted average effective interest rate of 41.1% per annum; accrues interest at 8% per annum; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.031 - $0.097 or exchangeable for common stock of NCT subsidiaries except Pro Tech; maturing by quarter as follows:
       June 30, 2003              $ 3,538
       September 30, 2003           6,185
       December 31, 2003            4,282
       March 31, 2004               7,096
8% Convertible Notes (b)                                                                       976               976
   Weighted average effective interest rate of 25% per annum;
   convertible into NCT common stock at various rates; matures:
       March 14, 2002             $    17
       April 12, 2002                   9
       January 10, 2004               550
       March 11, 2004                 400
6% Convertible Notes (c)                                                                     4,228             4,103
   Weighted average effective interest rate of 85.8% per annum;
   convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
       January 9, 2002            $ 1,897
       April 4, 2002                  875
       May 25, 2002                    81
       June 29, 2002                1,250
                                                                                         -----------     -------------
                                                                                          $ 23,268          $ 26,180
Less: unamortized debt discounts                                                            (4,029)           (3,866)
Less: amounts classified as long-term                                                         (779)                -
                                                                                         -----------     -------------
                                                                                          $ 18,460          $ 22,314
                                                                                         ===========     =============



Footnotes:
----------
(a) During the three months ended March 31, 2003, NCT issued an aggregate of $7.1 million of convertible notes to Carole Salkind, a shareholder of NCT, an accredited investor and spouse of a former director of NCT. During the three months ended March 31, 2003, we defaulted on payment of notes dated January 11, 2002, January 25, 2002, February 27, 2002 and March 1, 2002 for an aggregate of $4.1 million. The principal on these notes was rolled into new notes in 2003 along with default penalties and accrued interest aggregating $0.8 million and an aggregate of $2.2 million new funding from Carole Salkind. During the three months ended March 31, 2003, we recorded original issue discounts of $0.8 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 7). In addition, beneficial conversion features totaling $1.0 million have been recorded as a discount to the notes. These discounts are being amortized over the term of the related notes. For the three months ended March 31, 2003, $1.9 million of amortization related to these discounts is classified as interest expense in our condensed consolidated statement of operations. Unamortized discounts of $3.7 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of March 31, 2003. The convertible note dated February 27, 2002 for $0.8 million was collateralized by an interest in specific assets of our subsidiary, NCT Video. This interest was rolled over into a convertible note for $1.0 million during this quarter. The default provisions in these notes impose a penalty of 10% of the principal payments in default and default interest from the date of default on the principal in default at the interest rate stated in the note plus 5%. The defaults of $2.9 million at December 31, 2002, related to a judgment in an unrelated case being entered against NCT and DMC in excess of the permitted maximum of $0.25 million were extinguished when the notes were rolled over during this quarter.

(b) Notes totaling approximately $26,000 are convertible at 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.6 million is convertible at the lower of $0.07 per share or 80% of the lowest closing bid price for the five days preceding conversion; and a note totaling $0.4 million is convertible at $0.0647 per share. The convertible note for $0.6 million is collateralized by substantially all of the assets of our subsidiary, Artera Group. Beneficial conversion features had been recorded as a discount to the notes and are being amortized over the term of the notes. For the three months ended March 31, 2003, approximately $40,000 of amortization related to these discounts is classified as interest expense in our condensed consolidated statement of operations. Unamortized discounts of $0.1 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of March 31, 2003. We did not fulfill registration obligations and recorded charges of approximately $0.1 million as a component of finance costs associated with non-registration of common shares and of common shares underlying convertible notes included in other (income) expense, net for the three months ended March 31, 2003 (see Note 2). The company did not repay convertible notes aggregating approximately $26,000 upon maturity and has recorded default interest at 18% from respective the dates of default. In addition, on convertible notes aggregating $1.0 million, we are in default due to a cross default clause.

(c) Principal of $0.1 million was exchanged for NCT stock during the three months ended March 31, 2003 (see Note 7). We were obligated to register additional shares at various dates during 2001, which, despite our best efforts, we were unable to accomplish. As a result, we have recorded charges of $0.6 million as a component of finance costs associated with non-registration of common shares and of common shares underlying convertible notes included in other (income) expense, net for the three months ended March 31, 2003 (see Note
2). The aggregate outstanding debt of $4.1 million is in default for non-payment. These notes are senior debt of our subsidiary, Artera Group, Inc. We have not received a demand for payment.

6.   Commitments and Contingencies:

     On July 25, 2002, NCT and Crammer Road LLC entered into a private equity credit agreement and related registration rights agreement. This equity credit agreement provides that shares of up to $50 million of our common stock may be sold to Crammer Road pursuant to put notices delivered by NCT. The credit agreement obligates NCT to put a minimum of $5 million of its common stock (the minimum commitment) to Crammer Road for cash. The agreement provides for a discount to market of 10% on the puts. Our put notices are to commence after we have an effective registration statement covering 112% of the shares needed for $50 million of puts (among other conditions). If we fail to issue shares for the minimum commitment amount during the commitment period we must pay Crammer Road, in immediately available funds, an amount as described in the agreement.

7.   Capital Stock:

Authorized Capital Stock

Common shares available for future issuance

     At March 31, 2003, the shares of common stock required to be reserved were 2,893,252,897 calculated at the $0.03 common stock price on that date (or the discount therefrom as allowed under the applicable exchange or conversion agreements). At the March 31, 2003 common stock price of $0.03, our common shares issued and required to be reserved for issuance exceeded the number of shares authorized at that date. As such, NCT will seek shareholder approval of an amendment to its Restated Certificate of Incorporation to increase the number of shares of common stock authorized for NCT.

Shares Issued upon Conversion or Exchange of Indebtedness

     During the three months ended March 31, 2003, $0.1 million of the 6% convertible notes was exchanged for 3,033,981 shares of NCT's common stock. At
March  31,  2003,  $4.1  million  of  the  6%  convertible   note  principal
is exchangeable for NCT common stock.

NCT Group, Inc. Preferred Stock

     NCT amended the number of designated shares of series H convertible preferred stock from 1,800 shares to 2,100 shares. This amendment was filed with the State of Delaware on March 7, 2003. For the three months ended March 31, 2003, we calculated the 4% dividends earned by the holder of the 1,800 shares outstanding of series H preferred stock at approximately $0.2 million. Such cumulative dividend amount is included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

Artera Group, Inc. Preferred Stock

     NCT is obligated to register shares of its common stock for the exchange of Artera series A preferred stock. For the three months ended March 31, 2003, we incurred a charge of $0.7 million for non-registration of the underlying shares of NCT common stock. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera series A preferred stock by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). For the three months ended March 31, 2003, we calculated the 4% dividends earned by holders of the Artera series A preferred stock at $0.1 million. The non-registration charge and dividends are included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

Pro Tech Communications, Inc. Preferred Stock

     For the three months ended March 31, 2003, we calculated the 4% dividends earned by holders of the Pro Tech series A convertible preferred stock and the Pro Tech series B redeemable convertible preferred stock at approximately $5,000. This amount is included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

Options

     For the three months ended March 31, 2003, we granted non-plan options to purchase an aggregate of 43,500,000 shares of our common stock at exercise prices of $0.031, $0.04 and $0.042 as partial consideration for consulting services. We estimated the fair value of these options using the following assumptions in applying the Black-Scholes option pricing model: dividend yield of 0%; risk-free interest rates of 1.85% to 2.10%; volatility of 100%; and an expected life of five years. For the three months ended March 31, 2003, we recorded a charge for consulting services of $1.2 million classified as selling, general and administrative expense (see Note 8).

Warrants

     During the three months ended March 31, 2003, in conjunction with the issuance of convertible notes, NCT granted Carole Salkind warrants to acquire an aggregate of 30,775,579 shares of its common stock at exercise prices ranging from $0.031 to $0.041 per share. The fair value of these warrants for the three months ended March 31, 2003 was approximately $0.9 million (determined using the Black-Scholes option pricing model). Based upon allocation of the relative fair values of the instruments, we recorded a discount to the convertible notes issued to Carole Salkind of $0.8 million for the three months ended March 31, 2003.

8.   Related Parties:

     On January 6, 2003, NCT and Stop Noise, Inc. entered into a license agreement. Carole Salkind's son is the sole shareholder of Stop Noise, Inc. No amounts have been recorded with respect to this agreement.

Consulting Agreements

     On January 23, 2003, NCT granted to Inframe, Inc. non-plan options to purchase 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share (an aggregate exercise price of $966,000). The five-year options vest on the date of grant and expire on January 23, 2008. The options were granted in partial consideration of consulting services provided by Inframe to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Inframe, Inc. Carole Salkind is the sole shareholder of Inframe, Inc. We have recorded a charge of $0.7 million for the fair value of the options and a $5,000 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our statement of operations for the three months ended March 31, 2003.

     On February 11, 2003 and March 12, 2003, NCT granted to Avant Interactive, Inc. non-plan options to purchase 13,500,000 shares and 7,000,000 shares, respectively, of NCT common stock at exercise prices of $0.031 and $0.04, respectively (an aggregate exercise price of $698,500). The five-year options vest at their respective dates of grant and expire on February 11, 2008 and March 12, 2008. The options were granted in partial consideration of consulting services provided by Avant to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Avant Interactive, Inc. Carole Salkind is the sole shareholder of Avant Interactive, Inc. We have recorded an aggregate charge of $0.5 million for the fair value of the options and a $5,000 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our statement of operations for the three months ended March 31, 2003.

9.   Stock-Based Compensation

     The company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, the company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss attributable to common stockholders, as options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. At March 31, 2003, the company has four stock-based compensation plans. The following table illustrates the effect on net loss attributable to common stockholders and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


     (in thousands, except share data)


                                                                  Three Months Ended March 31,
                                                              ------------------------------------
                                                                     2002               2003
                                                              -----------------  -----------------

Net loss attributable to common stockholders                      $ (6,879)          $ (7,750)
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                   (268)               (69)
                                                              -----------------  -----------------
Pro forma net loss attributable to common stockholders            $ (7,147)          $ (7,819)
                                                              =================  =================
Net loss per common share (basic and diluted):
  As reported                                                     $  (0.02)          $  (0.02)
                                                              =================  =================
  Pro forma                                                       $  (0.02)          $  (0.02)
                                                              =================  =================


     Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three months ended March 31, 2002 and 2003, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

10.  Litigation:

NCT Audio Arbitration and TST/TSA/GTI Bankruptcy
------------------------------------------------

     In the bankruptcy case of Global Technovations, Inc. (formerly known as Top Source Technologies, Inc.) (GTI) and its subsidiary Top Source Automotive, Inc.
(TSA), on February 18, 2003, the bankruptcy court approved an amended Plan of Reorganization and Disclosure Statement. Pursuant to the amended Plan, NCT Audio Products, Inc. (i) was granted a release from all claims of GTI and TSA (including NCT Audio's alleged obligations under a $204,315 principal amount note due April 16, 1999 and its alleged obligation to issue $100,000 of its preferred stock under an agreement with TST); (ii) received $125,000 from the bankruptcy estate on March 25, 2003; (iii) has an allowable (i.e., uncontested) claim against the bankruptcy estate for $1,500,000 for which NCT Audio is entitled to payments, if any, in the course of administration of the estate under a formula set forth in the amended Plan; and (iv) released the debtors and their officers and directors from all claims other than the claim described in clause (iii) above. The amended Plan also provides for a $1,000,000 litigation fund for the bankruptcy estate's efforts to enforce a number of claims it believes it has against third parties, the proceeds of which efforts would, under the formula in the amended Plan, be used to pay the claims of NCT Audio and the other creditors of the bankruptcy estate.

Maryland Lease Litigation
-------------------------

     On March 3, 2003, the Connecticut court approved the settlement agreement between NCT and the plaintiff West Nursery Holding Limited Partnership. Pursuant to the settlement agreement, on or about April 1, 2003, the company issued 1,248,170 shares of its common stock (i.e., $55,918 in stock priced at $.0448 per share) to West Nursery. Dismissal of the Connecticut and Maryland actions with prejudice is expected shortly.

Mesa Partners Matter
--------------------

     On March 8, 2003, the court approved the settlement agreement between the co-defendants NCT and Distributed Media Corporation and the plaintiff Mesa Partners, Inc. Pursuant to the settlement agreement, on or about April 11, 2003, NCT issued 2,321,263 shares of its common stock (i.e., $125,000 in stock priced at $.05385 per share) to Mesa. Dismissal of the action with prejudice is expected shortly.

Artera International U.K. Section 214 Indemnification
-----------------------------------------------------

     In the United Kingdom liquidation case of Artera Group International Limited, on March 25, 2003, Messrs. Parrella and Hammond and Ms. Lebovics filed a joint response to the Liquidator's claims in which they denied any liability or wrongdoing.

Production Resource Group Litigation
------------------------------------

     In the portion of the case against the company and Distributed Media Corporation, on or about February 14, 2003, Production Resource Group, L.L.C.
(PRG) served papers on the company seeking to enforce the judgment in the case against the shares of stock of NCT Audio owned by the company. In the portion of the case against the company's Chairman and Chief Executive Officer Michael Parrella (as to which the company has agreed to indemnify Mr. Parrella), on
February 25, 2003, the court granted in part Mr. Parrella's July 15, 2002 motion, striking those portions of the PRG amended complaint that allege a breach of an obligation of good faith and fair dealing, but declining to strike those portions that allege unfair trade practices and fraud.

     Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2002, for further information regarding the foregoing matters. The company believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on the financial position and results of operations.


11.  Segment Information:

     Management views the company as being organized into three operating segments: Communications,

Media and Technology. The Other operating segment is used to reconcile the reportable segment data to the consolidated financial statements and is segregated into two categories, Other-corporate and Other-consolidating.

     Other-corporate consists of items maintained at the company's corporate headquarters and not allocated to the segments. This includes most of the company's debt and related cash and equivalents and related net interest expense, some litigation liabilities and non-operating fixed assets. Also included in the components of revenue attributed to Other-corporate are license fees and royalty revenue from subsidiaries, which are offset (eliminated) in the Other-consolidating column. Other-consolidating consists of items eliminated in consolidation, such as intercompany revenue.

     During the three months ended March 31, 2003, no geographic information for revenue from external customers or for long-lived assets is disclosed, as our primary market and capital investments were concentrated in the United States.

     Reportable segment data for the three months ended March 31, 2003 and March 31, 2002 is as follows (in thousands):



For the three months ended                                                      Reportable  ---------- Other ----------      Grand
March 31, 2003:                        Communications    Media    Technology    Segments    Corporate     Consolidating      Total
-------------------------------------  ---------------------------------------------------------------------------------------------
License fees and royalties - external       $    170     $ 535       $   -      $   705     $      1       $        -       $   706
Other revenue - external                         455        21           -          476            -                -           476
Other revenue - other operating
     segments                                    275         1           -          276          127             (403)            -
Net income (loss)                             (2,994)     (800)         31       (3,763)      (3,620)             596        (6,787)



For the three months ended                                                      Reportable    ---------- Other ----------    Grand
March 31, 2002:                        Communications   Media     Technology    Segments      Corporate     Consolidating    Total
-------------------------------------  ---------------------------------------------------------------------------------------------
License fees and royalties - external       $    576    $  535     $    -       $  1,111      $      -       $        -     $ 1,111
Other revenue - external                         874        29          -            903             -                -         903
Other revenue - other operating
     segments                                    158       (27)         -            131             4             (135)          -
Net income (loss)                             (2,234)   (1,243)       (70)        (3,547)       (3,150)             449      (6,248)



12.  Subsequent Events:

Transactions with Carole Salkind

     On April 2, April 11 and April 21, 2003, NCT issued convertible notes to Ms. Salkind, each in the amount of $0.45 million, as consideration for $1.35 million in cash. The notes mature on the anniversaries of the respective dates of issuances and bear interest at 8% per annum payable at maturity. The notes are convertible into shares of NCT common stock at $0.029, $0.031 and $0.037 per share, respectively, and may be exchanged for shares of common stock of any NCT subsidiary (except Pro Tech) that has an initial public offering (at the initial public offering price thereof). In conjunction with issuance of these notes, three five-year warrants were issued to Ms. Salkind each to purchase 2.0 million shares of our common stock at exercise prices of $0.029, $0.031 and $0.037 per share, respectively. The relative estimated fair value of these warrant will be reflected as an original issue discount to the notes and amortized over the term of the notes.

     As of May 2, 2003, we were in default for non-payment of a secured convertible note dated May 2, 2002 for the principal amount of $1.4 million. We are currently in negotiation to cure this default.

Litigation

Alpha, Austost, Balmore and Libra v. NCT and Artera
---------------------------------------------------

     On or about April 7, 2003, the company, Artera Group, Inc. and the plaintiffs executed a settlement agreement, which is subject to court approval. Under the settlement agreement, the plaintiffs grant releases from the monetary claims in the complaint (i) against the company and Artera and pertaining to interest allegedly accrued through April 7, 2003 on all notes described in the complaint and (ii) against the company for the company's non-payment of liquidated damages allegedly due as a result of a failure by the company to register the shares of its common stock for which the notes and preferred stock described in the complaint are convertible or exchangeable. In consideration of these releases, the company is to issue to the plaintiffs an aggregate of $4,000,000 worth of new shares of its common stock (priced at the average of the ten closing prices of the common stock immediately preceding the hearing for court approval of the settlement agreement). Also included in the settlement agreement is the release of claims, not originally asserted in the complaint,
(x) against Artera and pertaining to interest allegedly accrued through April 7, 2003 on a May 25, 2001 note of Artera and (y) against the company for the company's non-payment of liquidated damages allegedly due as a result of a failure by the company to register the shares of its common stock for which such May 25, 2001 note of Artera is exchangeable. After issuance of the new company shares, the action would be dismissed, with prejudice as to the claims released under the settlement agreement and without prejudice as to the claims not so released (primarily, principal allegedly due and payable on the notes described in the complaint). Upon court approval of the settlement agreement, the company expects to record a reversal of previously accrued liquidated damages for non-registration of common shares underlying convertible and exchangeable notes and preferred stock ranging from approximately $3.0 million to $4.0 million. A hearing for court approval of the settlement agreement is scheduled for May 15, 2003.

Crammer Road v. NCT
-------------------

     On or about May 8, 2003, the company issued to Crammer Road LLC the remaining 28,000,000 shares that were issuable under the October 30, 2002 settlement agreement between the parties. Dismissal of the action with prejudice is expected shortly.

Theater Radio Network - InsiderStreet (Neometrix) Litigation
------------------------------------------------------------

     On  or  about  April  14,  2003,   Neometrix   Corp.   (formerly  known  as
InsiderStreet.com, Inc.) changed its name to Neometrix Technology Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

Caution Concerning Forward-Looking Statements

     This   report   on  Form  10-Q   contains   statements   which   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. NCT operates in a highly competitive and rapidly changing environment. Our business segments are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of technologies and applications; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenue from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenue to sustain our current level of operation; introduce, on a timely basis, new products; continue our current level of operations to support the fees associated with our patent portfolio; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic relationships; and protect our know-how, inventions and other secret or unprotected intellectual property. NCT's actual results could differ materially from management's expectations because of changes in these factors. New risk factors may arise and it is not possible for management to predict all of these risk factors, nor can management assess the impact of all of these risk factors on the company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

     All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

General Business Environment

     NCT's operating revenue are comprised of technology licensing fees and royalties, product sales, advertising/media revenue and engineering and development services. Please see our discussion of our critical accounting policies below. From time to time, we receive securities or other consideration rather than cash payment from our customers and such other consideration may or may not be realized by us in cash. We do not anticipate that any cash will be realized from the revenue deferred at March 31, 2003 (approximately $5.2 million). Operating revenue for the three months ended March 31, 2003 consisted of approximately 59.7% in technology licensing fees and royalties, 39.5% in product sales and 0.8% in advertising/media revenue.

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

     In 2003, the company entered into certain transactions which provided additional funding. These transactions included the issuance of secured convertible notes. In particular, we have been primarily dependent upon funding from Carole Salkind to maintain our operations. All of these transactions are described in greater detail below under "Liquidity and Capital Resources" (see also Note 5 - notes to the condensed consolidated financial statements).

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

     At March 31, 2003, our deferred revenue aggregated $5.2 million. We do not expect to realize any additional cash in connection with recognizing revenue from our deferred revenue.

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

     At March 31, 2003, all of NCT's marketable securities have been deemed available-for-sale securities and aggregated $0.1 million.

Goodwill, Patent Rights, Other Intangible Assets:

     The excess of the consideration paid over the fair value of net assets acquired in business combinations is recorded as goodwill. Goodwill is also recorded by NCT upon the acquisition of some or all of the stock held by minority  stockholders  of a  subsidiary,  except where such  accounting  is, in substance, the purchase of licenses previously sold to such minority stockholders or their affiliates. Effective January 1, 2002, goodwill and intangibles with indefinite lives were no longer amortized.

     Annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the company tests its goodwill for impairment. The company also recognizes an impairment loss on goodwill acquired upon the acquisition of stock held by minority shareholders of subsidiaries if the subsidiary's minority interest has no carrying value, the subsidiary has a capital deficit and the projected future operating results of the subsidiary are not positive. Impairment of goodwill for the three months ended March 31, 2002 and 2003 was $0.3 million and zero, respectively. At March 31, 2003, our goodwill, net was $7.2 million.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for each of the three months ended March 31, 2002 and 2003 was $0.1 million.

     NCT evaluates the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The company evaluates its intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows. At March 31, 2003, our patent rights and other intangibles, net were $1.4 million.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002

     Total revenue for the three months ended March 31, 2003 was $1.2 million compared to $2.0 million for the same period in 2002, a decrease of $0.8 million, or 40%, reflecting decreases in each of our revenue sources. Total costs and expenses for the three months ended March 31, 2003 was $8.0 million compared to $8.3 million for the same period in 2002, a decrease of 3.6%, or $0.3 million, primarily due to a $0.3 million reduction in goodwill impairment.

     Technology licensing fees and royalties were $0.7 million for the three months ended March 31, 2003 as compared to $1.1 million for the same period in 2002, a decrease of $0.4 million. The decrease was primarily due to a $0.6 million decrease in license fee revenue related to Teltran (as our revenue recognition was completed during 2002) offset by an increase of $0.2 million in royalties. Our recognition of license fee revenue for the three months ended March 31, 2003 was primarily due to recognition of deferred revenue from the NXT license. At March 31, 2003, our deferred revenue related to NXT and Fairpoint was $4.3 million and $0.4 million, respectively. No additional cash will be realized from our deferred revenue related to these licenses.

     For the three months ended March 31, 2003, product sales were $0.5 million compared to $0.9 million for three months ended March 31, 2002, a decrease of $0.4 million, or 44.4%. The decrease was primarily due to the cessation of operations of Artera Group International Limited in March 2002 for under-performance. No Artera International product revenue was recognized for the three months ended March 31, 2003 as compared to $0.2 million for the same period in 2002. In addition, sales of NCT Hearing products decreased $0.1 million primarily due to decreased demand in the fast food market. NCT Hearing products comprise approximately $0.4 million, or 78% of our product sales for the three months ended March 31, 2003; communication products comprise approximately $0.1 million, or 16%.

     Gross profit on product sales, as a percentage of product sales, improved to 55.5% for the three months ended March 31, 2003 from 43.1% for the three months ended March 31, 2002, primarily due to the cessation of operations of Artera Group International Limited in March 2002 for under-performance. Excluding Artera International's contribution to gross profit for 2002, gross profit improved to 55.6% from 48.8%. This improvement resulted primarily from lower costs of sales due to lower sales volume.

     Advertising/media revenue was $9,000 for the three months ended March 31, 2003 compared to $10,000 for the same period in 2002. Advertising/media revenue is derived from the sale of audio and visual advertising in the Sight & Sound(R) locations. The increase in revenue is due to new advertising contracts in health venues offset by the decrease in revenue from non-health venues despite the overall advertising market recession. Although constrained by our limited cash resources, we anticipate increasing revenue from the Sight & Sound(R) locations in health venues. For the three months ended March 31, 2003, revenue from health venues was 100% of total advertising/media revenue as compared to zero for the same period in 2002.

     For the three months ended March 31, 2003, selling, general and administrative expenses totaled $3.6 million as compared to $4.4 million for the three months ended March 31, 2002, a decrease of $0.8 million, or 18.2%. This decrease was due primarily to: (i) a $0.7 million decrease in salary and related benefit costs attributable to a reduced workforce; (ii) a $0.3 million decrease in legal and patent expenses; and (iii) a $0.1 million decrease which represents an overall reduction in office related costs, such as telephone, and supplies. These decreases were partially offset with a $0.3 million accrual for asserted minimum royalties due to a licensor and a $0.1 million increase in consulting expense primarily due to the increased non-cash charges from the issuance of warrants and options.

     For the three months ended March 31, 2003, research and development expenditures totaled $0.9 million as compared to $1.0 million for the three months ended March 31, 2002, a decrease of $0.1 million, or 10%. This decrease was due primarily to a $0.1 million decrease in salary and related benefits costs attributed to a reduced workforce.

     Total costs and expenses include non-cash expenditures of $3.8 million in the three months ended March 31, 2003 and $2.4 million in the three months ended March 31, 2002. These expenditures included: (i) depreciation and amortization of $0.2 million in the three months ended March 31, 2003 and $0.3 million in the same period in 2002; (ii) interest expense of $2.9 million in the three months ended March 31, 2003 (due to amortization of original issue discounts of $0.8 million; amortization of beneficial conversion features in convertible debt of $0.9 million, amortization of additional debt issuance costs of $0.3 million, and interest on convertible debt issued by the company of $0.9 million) and $1.2 million during the same period in 2002; and (iii) finance costs of $0.7 million associated with non-registration of common shares and common shares underlying convertible notes in the three months ended March 31, 2003 and $0.9 million during the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     NCT has experienced substantial losses from operations since its inception, which have been recurring and amounted to $266.4 million on a cumulative basis through March 31, 2003. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

o    the sale of our and our subsidiaries' common stock;
o the sale of our and our subsidiaries' preferred stock convertible into common stock;
o    issuance of our and our subsidiaries' convertible debt;
o    technology licensing fees;
o    royalties;
o    product sales;
o    advertising/media revenue; and
o    engineering and development services.

     Management believes that currently available funds will not be sufficient to sustain NCT through the next six months. Such funds consist of available cash and the funding derived from our revenue sources: technology licensing fees and royalties, product sales, advertising/media and engineering development services. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of funding realized from our revenue sources, all of which are presently uncertain. In the event that funding from our revenue are not realized as planned, then management believes additional working capital financing must be obtained through the private placement or public offering of additional equity of NCT or its subsidiaries in the form of common stock, convertible preferred stock and/or convertible debt. Proceeds from sales of our subsidiaries' securities are used for the benefit of the issuing subsidiary, and there are generally contractual restrictions to that effect. There is no assurance any financing is or would become available.

     In the event that external financing is not available or timely, NCT would have to substantially reduce its level of operations. These reductions could have an adverse effect on NCT's relationships with its customers and suppliers. Uncertainty exists with respect to the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at March 31, 2003 about NCT's ability to continue as a going concern.

     We recently entered into financing transactions because internally generated funding sources were insufficient to maintain our operations. Such financing transactions entered into by NCT to fund its business pursuits during the three months ended March 31, 2003 are described in the notes to the condensed consolidated financial statements. We have been primarily dependant upon funding from Carole Salkind. Although we have no formal agreement, we believe that additional funding will be available from Ms. Salkind in the short-term. We have no assurance that the amount, timing and duration of the funding will be adequate to sustain our business operations.

     At March 31, 2003, the company's cash and cash equivalents aggregated $0.3 million. NCT's working capital deficit was $56.7 million at March 31, 2003, compared to a deficit of $51.4 million at December 31, 2002, a $5.3 million increase in working capital deficit. Current liabilities increased primarily due to the issuance of convertible notes of $3.8 million (net of discounts) and non-registration fees of $1.4 million. NCT is in default of $2.5 million of its notes payable and $5.1 million of its convertible notes at March 31, 2003.


  (in millions)
                                                                      Total
                                    Notes         Convertible     Indebtedness
                                   Payable           Notes         In Default
                                 ------------    -------------   ---------------
  Obligation to prior owner
    of Web Factory                 $ 2.4 (a)        $   -             $ 2.4
  Former Employees / Other           0.1 (a)            -               0.1
                                 ------------    -------------   ---------------
    Subtotal                       $ 2.5            $   -             $ 2.5
                                 ------------    -------------   ---------------
  6% Notes                         $   -            $ 4.1 (a)         $ 4.1
  8% Notes                             -              1.0 (b)           1.0
                                 ------------    -------------   ---------------
    Subtotal                       $   -            $ 5.1             $ 5.1
                                 ------------    -------------   ---------------
  Grand Total                      $ 2.5            $ 5.1             $ 7.6
                                 ============    =============   ===============

     Footnotes:
     ----------
     (a)  Default due to nonpayment.
     (b)  Default due to cross default provision (default on other debt).

Operating Activities

     Net cash used in operating activities for the three months ended March 31, 2003 was $2.4 million primarily due to funding the 2003 net loss, as adjusted to reconcile to net cash. The operating cash flow characteristics of our technology licensing efforts include the following:

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

     Our net accounts receivable increased to $0.4 million at March 31, 2003 from $0.2 million at December 31, 2002. The increase in net accounts receivable was primarily due to an increase in royalties receivable.

     Our deferred revenue balance at March 31, 2003 was $5.2 million, $4.3 million of which was attributed to NXT and $0.4 million of which was attributed to Fairpoint. No additional cash is expected from our deferred revenue balance. Our NXT deferred revenue balance originated at the value of the securities received from our licensee, which was not realized in cash because the value of the underlying securities declined before we sold such securities.

Investing Activities

     Net cash provided by investing activities was less than $0.1 million for the three-month period ended March 31, 2003 due to purchase of capital equipment.

     In addition to available cash and cash equivalents, the company views its available-for-sale securities as additional sources of liquidity. At each of March 31, 2003 and December 31, 2002, the company's available-for-sale securities had approximate fair market values of $0.1 million. The majority of these securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility, and, in general, have suffered a decline. In addition, the realizable value of these securities is subject to market and other conditions.

Financing Activities

     Net cash provided by financing activities was $1.9 million for the three-month period ended March 31, 2003 and was primarily due to the issuance and sale of convertible notes.

     At March 31, 2003, the company's short term debt was $29.4 million, (principally comprised of $26.2 million of face value of outstanding convertible notes and $3.2 million of outstanding notes payable), shown net of discounts of approximately $3.9 million on the condensed consolidated balance sheet, compared to $26.9 million of short term debt at December 31, 2002. The cash proceeds from debt issued in 2003 were primarily used for general corporate purposes.

     During the three months ended March 31, 2003, NCT issued an aggregate of $7.1 million of convertible notes to Carole Salkind, as consideration for $2.2 million of cash and the rollover of $4.1 million in principal of matured convertible notes, $0.4 million of interest, and $0.4 million of default penalties (10% of the principal in default).

     As of March 31, 2003, we are in default (primarily from non-payment) on $7.6 million of our indebtedness, including $2.5 million of notes payable and $5.1 million of convertible notes (refer to Notes 4 and 5 - notes to the condensed consolidated financial statements for disclosure of material defaults). NCT expects that from time to time outstanding short-term debt may be replaced with new short or long-term borrowings. Although we believe that we can continue to access the capital markets in 2003 on acceptable terms and conditions, its flexibility with regard to long term financing activity could be limited by: (i) the liquidity of our common stock on the open market; (ii) our current level of short term debt; and (iii) our credit ratings. In addition, many of the factors that affect NCT's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of NCT's control. There can be no assurances that NCT will continue to have access to the capital markets on favorable terms.

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

     At March 31, 2003, we have a reasonable expectation of installing our Sight & Sound(R) system within additional Barnes & Noble College Bookstores. At March 31, 2003, we have 35 of the 406 Barnes & Noble College Bookstores operating our Sight & Sound(R) system, and as negotiated and as our capital resources allow, may install the Sight & Sound(R) system in additional stores. Our average cost for outfitting a store is approximately $18,000. We have not identified the source of funding to proceed with these installations. We have no assurance that sufficient capital will become available.

     Other  than  this,   there  were  no  material   commitments   for  capital
expenditures as of March 31, 2003, and no material commitments are anticipated in the near future.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     For a discussion of our legal proceedings, see Note 10 - Litigation included in the notes to the condensed consolidated financial statements herein.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


Recent Sales of Unregistered Securities by NCT Group, Inc. and its Subsidiaries
--------------------------------------------------------------------------------

     The table below identifies the unregistered sales of our securities to purchasers from January 1, 2003 through March 31, 2003, as well as the amount and nature of the consideration paid by each purchaser. The issuance of these securities, except as otherwise indicated, was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a sale by an issuer not involving a public offering.



------------------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                                        PURCHASER(S)                          CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
------------------------------------------------------------------------------------------------------------------------------------
1/15/03         NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/15/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.041 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/23/03         NCT Convertible Note ($2,747,634.92 principal        Carole Salkind                        Cancellation and
                amount)                                                                                    surrender of
                                                                                                           $2,231,265.01 convertible
                                                                                                           note dated 1/11/02 along
                                                                                                           with accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/23/03         Warrant for 11,775,579 shares of NCT common stock    Carole Salkind                        Exercisable for cash at
                                                                                                           $0.04 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/23/03         Options to acquire 23,000,000 shares of NCT common   Inframe, Inc.                         Exercisable for cash at
                stock                                                                                      $0.042 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/30/03         NCT Convertible Note ($350,000 principal amount)     Carole Salkind                        $350,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/30/03         Warrant for 1,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.041 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/11/03         NCT Convertible Note ($1,252,592.41 principal        Carole Salkind                        Cancellation and
                amount)                                                                                    surrender of $650,000
                                                                                                           convertible note dated
                                                                                                           1/25/02 along with
                                                                                                           accrued interest and
                                                                                                           default penalty and
                                                                                                           $450,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/11/03         Warrant for 5,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.04 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/11/03         Options to acquire 7,000,000 shares of NCT common    Avant Interactive, Inc.               Exercisable for cash at
                stock                                                                                      $0.04 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/4/03          NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/4/03          Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.035 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/5/03          3,033,981 shares of NCT common stock                 Balmore S.A.                          Exchange for $125,000
                                                                                                           Artera Group, Inc.
                                                                                                           January 9, 2001
                                                                                                           convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/12/03         Options to acquire 13,500,000 shares of NCT common   Avant Interactive, Inc.               Exercisable for cash at
                stock                                                                                      $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------


------------------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                                        PURCHASER(S)                          CONSIDERATION
------------------------------------------------------------------------------------------------------------------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
------------------------------------------------------------------------------------------------------------------------------------
3/13/03         NCT Convertible Note ($980,802.25 principal amount)  Carole Salkind                        Cancellation and
                                                                                                           surrender of $827,412.26
                                                                                                           convertible note dated
                                                                                                           2/27/02 along with
                                                                                                           accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/13/03         NCT Convertible Note ($864,615.56 principal amount)  Carole Salkind                        Cancellation and
                                                                                                           surrender of $350,000
                                                                                                           convertible note dated
                                                                                                           3/1/02 along with accrued
                                                                                                           interest and default
                                                                                                           penalty and $450,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/13/03         Warrant for 4,250,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/13/03         Warrant for 3,750,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits:

3(a) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series H Convertible Preferred Stock of NCT Group, Inc. as filed in the office of the Secretary of State of the State of Delaware on March 7, 2003.

4(a) Option granted to Inframe, Inc. dated January 23, 2003 for an aggregate of 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share, incorporated herein by reference to Exhibit 4 (bo) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

4(b) Option granted to Avant Interactive, Inc. dated February 11, 2003 for an aggregate of 7,000,000 shares of NCT common stock at an exercise price of $0.04 per share, incorporated herein by reference to Exhibit 4 (bp) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

4(c) Option granted to Avant Interactive, Inc. dated March 12, 2003 for an aggregate of 13,500,000 shares of NCT common stock at an exercise price of $0.031 per share, incorporated herein by reference to Exhibit 4 (bq) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

4(d) Warrant dated January 15, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.041 per share, incorporated herein by reference to Exhibit 4(by) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(e) Warrant dated January 23, 2003 issued to Carole Salkind for the purchase of 11,775,579 shares of NCT common stock at a purchase price of $0.04 per share, incorporated herein by reference to Exhibit 4(bz) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(f) Warrant dated January 30, 2003 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.041 per share, incorporated herein by reference to Exhibit 4(ca) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(g) Warrant dated February 11, 2003 issued to Carole Salkind for the purchase of 5,500,000 shares of NCT common stock at a purchase price of $0.04 per share, incorporated herein by reference to Exhibit 4(cb) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(h) Warrant dated March 4, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.035 per share, incorporated herein by reference to Exhibit 4(cc) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(i) Warrant dated March 13, 2003 issued to Carole Salkind for the purchase of 4,250,000 shares of NCT common stock at a purchase price of $0.031 per share, incorporated herein by reference to Exhibit 4(cd) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(j) Warrant dated March 13, 2003 issued to Carole Salkind for the purchase of 3,750,000 shares of NCT common stock at a purchase price of $0.031 per share, incorporated herein by reference to Exhibit 4(ce) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(k) Warrant dated April 2, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.029 per share, incorporated herein by reference to Exhibit 4(cf) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(l) Letter Agreement dated April 7, 2003 amending the vesting terms of a December 6, 2002 warrant issued to Alpha Capital Aktiengesellschaft.

4(m) Warrant dated April 11, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.031 per share.

4(n) Warrant dated April 21, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.037 per share.

10(a) License Agreement dated January 6, 2003 (October 1, 2002 was the date inadvertently indicated on our Form 10-K) between NCT Group, Inc. and Stop Noise, Inc., incorporated herein by reference to Exhibit 10(aj) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(b) Secured Convertible Note in principal amount of $450,000 dated January 15, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(at) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(c) Secured Convertible Note in principal amount of $2,747,635 dated January 23, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(au) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(d) Secured Convertible Note in principal amount of $350,000 dated January 30, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(av) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(e)     Secured  Convertible  Note in  principal  amount of  $1,252,592  dated
          February 11, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(aw) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(f) Settlement Agreement dated December 31, 2002 between West Nursery Land Holding Limited Partnership and the company approved by the court on March 3, 2003.

10(g) Secured Convertible Note in principal amount of $450,000 dated March 4, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(ax) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(h) Secured Convertible Note in principal amount of $980,802 dated March 13, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(ay) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(i) Secured Convertible Note in principal amount of $864,616 dated March 13, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(az) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(j) Secured Convertible Note in principal amount of $450,000 dated April 2, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(cr) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

10(k) Settlement Agreement dated December 3, 2002 among Mesa Partners, Inc., the company, and Distributed Media Corporation approved by the court on April 8, 2003. 10(l) Exchange Rights and Release Agreement dated April 10, 2003 among the company, Pro Tech Communications, Inc., Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore, S.A., and Libra Finance, S.A.

10(m) Secured Convertible Note in principal amount of $450,000 dated April 11, 2003 issued by the company to Carole Salkind.

10(n) Secured Convertible Note in principal amount of $450,000 dated April 21, 2003 issued by the company to Carole Salkind.

99(a) Certification of Form 10-Q for the quarterly period ended March 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------------

(b)       Reports filed on Form 8-K:

          On April 4, 2003, the company filed a report on Form 8-K, dated April 4, 2003 disclosing financial results for the quarter and year ended December 31, 2002.

          On May 5, 2003, the company filed a report on From 8-K, dated April 21, 2003 disclosing the agreement between our subsidiary Artera Group, Inc. and Avaya Inc.

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


Dated: May 15, 2003

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

Date:  May 15, 2003
                                              /s/ MICHAEL J. PARRELLA
                                              ----------------------------------
                                              Michael J. Parrella
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors
                                              (Principal Executive Officer)

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

Date:  May 15, 2003
                                                         /s/ CY E. HAMMOND
                                                         ----------------------
                                                         Cy E. Hammond
                                                         Senior Vice President,
                                                         Chief Financial Officer