Form 10-Q
period 2003-06-30
NCT GROUP INC
filed 2003-08-15
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   June 30, 2003
                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ____________________ to ____________________


                         Commission file number: 0-18267
                         -------------------------------


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
/ / Yes /X/ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding as of August 12, 2003, was 547,278,861.

                                Table of Contents


                                                                                                               Page

Part I    Financial Information
Item 1.   Financial Statements:
          Condensed Consolidated Balance Sheets at December 31, 2002 and June 30, 2003 (Unaudited)               3
          Condensed Consolidated Statements of Operations (Unaudited) and Condensed Consolidated
            Statements of Comprehensive Loss (Unaudited) for the Three and Six Months
            Ended June 30, 2002 and 2003                                                                         4
          Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months
            Ended June 30, 2002 and 2003                                                                         5
          Notes to the Condensed Consolidated Financial Statements (Unaudited)                                   6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                 22
Item 3.   Quantitative or Qualitative Disclosures About Market Risk                                             30
Item 4.   Controls and Procedures                                                                               30

Part II   Other Information

Item 1.    Legal Proceedings                                                                                    31
Item 2.    Changes in Securities and Use of Proceeds                                                            31
Item 6.    Exhibits and Reports on Form 8-K                                                                     34
Signatures                                                                                                      39

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Notes 1 and 6)
                                                                                         (in thousands, except share data)
                                                                                           December 31,            June 30,
                                                                                               2002                  2003
                                                                                        ------------------   --------------------
ASSETS                                                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                                 $      806             $      496
  Investment in available-for-sale marketable securities                                           102                     93
  Accounts receivable, net                                                                         245                    271
  Inventories, net                                                                                 622                    517
  Other current assets (includes $108, due from officer)                                           358                    342
                                                                                        ------------------   --------------------
      Total current assets                                                                       2,133                  1,719

Property and equipment, net                                                                        954                    738
Goodwill, net                                                                                    7,184                  7,184
Patent rights and other intangibles, net                                                         1,519                  1,371
Other assets                                                                                     1,779                  1,710
                                                                                        ------------------   --------------------
                                                                                            $   13,569             $   12,722
                                                                                        ==================   ====================
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                          $    4,648             $    3,079
  Accrued expenses (includes $1,097 and $949, respectively, related parties)                    16,916                 20,092
  Notes payable                                                                                  3,540                  3,158
  Current maturities of convertible notes (includes $14,206 and $21,193,
    respectively, related parties)                                                              18,460                 25,846
  Deferred revenue                                                                               2,877                  3,230
  Other current liabilities                                                                      7,101                  7,219
                                                                                        ------------------   --------------------
      Total current liabilities                                                                 53,542                 62,624
                                                                                        ------------------   --------------------

Long-term liabilities:
  Deferred revenue                                                                               2,675                  1,605
  Convertible notes                                                                                779                    235
  Other liabilities                                                                              1,557                  1,564
                                                                                        ------------------   --------------------
      Total long-term liabilities                                                                5,011                  3,404
                                                                                        ------------------   --------------------

Commitments and contingencies

Minority interest in consolidated subsidiaries                                                   8,689                  8,739
                                                                                        ------------------   --------------------

Capital deficit :
Preferred stock, $.10 par value, 10,000,000 shares authorized:
  Convertible series H preferred stock, issued and outstanding, 1,800 shares,                   18,377                 18,734
Common stock, $.01 par value, 645,000,000 shares authorized:
    issued and outstanding 483,474,345 and 526,104,959 shares, respectively                      4,835                  5,261
Additional paid-in capital                                                                     180,899                188,745
Accumulated other comprehensive loss                                                              (516)                  (529)
Accumulated deficit                                                                           (259,564)              (274,256)
Common stock payable, 29,248,170 and zero shares, respectively                                   2,296                      -
                                                                                        ------------------   --------------------
      Total capital deficit                                                                    (53,673)               (62,045)
                                                                                        ------------------   --------------------
                                                                                            $   13,569             $   12,722
                                                                                        ==================   ====================

The accompanying notes are an integral part of the condensed consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)

                                                                                 (in thousands, except per share amounts)
                                                                         Three months ended June 30,       Six months ended June 30,
                                                                         ---------------------------       -------------------------
                                                                            2002            2003              2002          2003
                                                                         ------------   ------------       ------------  -----------
REVENUE:
 Technology licensing fees and royalties                                 $   1,342       $    605           $   2,453    $   1,311
 Product sales, net                                                            703            409               1,580          876
 Advertising/media                                                               2             11                  12           20
 Engineering and development services                                            8             25                  24           25
                                                                         ------------   ------------       ------------  -----------
     Total revenue                                                       $   2,055       $  1,050           $   4,069    $   2,232
                                                                         ------------   ------------       ------------  -----------

COSTS AND EXPENSES:
 Cost of product sales                                                         405            180                 904          388
 Cost of advertising/media                                                       -              1                   8            4
 Cost of engineering and development services                                    4              -                   4            -
 Selling, general and administrative (includes $260, $1,564, $1,087,
   and $2,814, respectively, related party consulting expenses)              2,892          3,470               7,279        7,042
 Research and development                                                    1,014            903               2,060        1,832
 Impairment of goodwill                                                          -              -                 300            -
 Repurchased licenses, net (related party)                                   9,199              -               9,199            -
 Other operating income                                                        (95)             -                (203)         (22)
                                                                         ------------   ------------       ------------  -----------
     Total operating costs and expenses                                     13,419          4,554              19,551        9,244
Non-operating items:
 Other (income) expense, net (includes related party expenses
   of $248, $354, $521 and $472, respectively)                                 935          1,019               1,866        1,431
 Interest expense, net (includes related party expenses
   of $987, $2,436, $1,653 and $4,776, respectively)                         1,429          3,382               2,628        6,249
                                                                         ------------   ------------       ------------  -----------
     Total costs and expenses                                               15,783          8,955              24,045       16,924
                                                                         ------------   ------------       ------------  -----------

NET LOSS                                                                 $ (13,728)      $ (7,905)          $ (19,976)   $ (14,692)

Less:  Beneficial conversion features (Note 8)                                  16              -                  41            -
       Preferred stock dividends (Note 8)                                      621            825               1,227        1,788
                                                                         ------------   ------------       ------------  -----------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                 $ (14,365)      $ (8,730)          $ (21,244)   $ (16,480)
                                                                         ============   ============       ============  ===========

Basic and diluted loss per share attributable to
   common shareholders                                                   $   (0.03)      $  (0.02)          $   (0.05)   $   (0.03)
                                                                         ============   ============       ============  ===========
Weighted average common shares outstanding -
   basic and diluted                                                       434,881        523,993             430,386      518,841
                                                                         ============   ============       ============  ===========



NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
                                                                                                (in thousands)
                                                                         Three months ended June 30,       Six months ended June 30,
                                                                         ------------   ------------       ------------  -----------
                                                                            2002            2003              2002          2003
                                                                         ------------   ------------       ------------  -----------

NET LOSS                                                                 $ (13,728)      $ (7,905)          $ (19,976)   $ (14,692)
Other comprehensive income (loss):
   Currency translation adjustment                                              (1)           (10)                 21           (4)
   Unrealized loss on marketable securities                                   (346)           (10)               (633)          (9)
                                                                         ------------   ------------       ------------  -----------
COMPREHENSIVE LOSS                                                       $ (14,075)      $ (7,925)          $ (20,588)   $ (14,705)
                                                                         ============   ============       ============  ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 3)
(Unaudited)


                                                                                                   (in thousands)
                                                                                               Six months ended June 30,
                                                                                       ---------------------------------------------
                                                                                                2002                     2003
                                                                                       --------------------     --------------------
Cash flows from operating activities:
  Net loss                                                                                  $ (19,976)               $ (14,692)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                 602                      451
    Common stock, warrants and options issued as consideration for:
      Compensation                                                                                169                        -
      Operating expenses (includes $982 and $2,770 of related party consulting,
       respectively)                                                                            1,463                    2,851
    Provision for inventory                                                                      (270)                     (89)
    Provision for doubtful accounts and uncollectible amounts                                      63                        -
    Loss on disposition of fixed assets                                                             -                       33
    Finance costs associated with non-registration of common shares                             1,812                    1,418
    Default penalty on notes (related party)                                                       25                      472
    Amortization of discounts on notes (includes $459 and $2,099 related party
       amounts, respectively)                                                                     639                    2,731
    Amortization of beneficial conversion feature on convertible notes (includes
       $840 and $1,807 related party amounts, respectively)                                       908                    1,887
    Repurchased licenses, net (related party)                                                   9,199                        -
    Impairment of goodwill                                                                        300                        -
    Costs of exiting activities                                                                   303                        -
    Realized loss on fair value of warrant                                                        130                        1
    Settlement of debt                                                                              -                     (231)
    Minority interest loss                                                                       (203)                       -
    Changes in operating assets and liabilities, net of acquisitions:
       Decrease (increase) in accounts receivable                                                 186                      (26)
       Decrease in inventories                                                                    618                      194
       Decrease in other assets                                                                   131                       84
       Increase in accounts payable and accrued expenses                                        1,389                      192
       Decrease in other liabilities and deferred revenue                                      (2,492)                    (599)
                                                                                       --------------------     --------------------
    Net cash used in operating activities                                                   $  (5,004)               $  (5,323)
                                                                                       --------------------     --------------------
Cash flows from investing activities:
    Capital expenditures                                                                    $     (67)               $    (120)
    Proceeds from sale of capital equipment                                                        11                        -
                                                                                       --------------------     --------------------
       Net cash used in investing activities                                                $     (56)               $    (120)
                                                                                       --------------------     --------------------
Cash flows from financing activities:
    Proceeds from:
       Convertible notes and notes payable, net (Notes 5 and 6)                             $   5,074                $   5,410
       Sale of preferred stock, net                                                               110                        -
       Repayments of notes                                                                       (256)                    (273)
                                                                                       --------------------     --------------------
       Net cash provided by financing activities                                            $   4,928                $   5,137
                                                                                       --------------------     --------------------
Effect of exchange rate changes on cash                                                     $      (3)               $      (4)
                                                                                       --------------------     --------------------
Net decrease in cash and cash equivalents                                                        (135)                    (310)
Cash and cash equivalents - beginning of period                                                   567                      806
                                                                                       --------------------     --------------------
Cash and cash equivalents - end of period                                                   $     432                $     496
                                                                                       ====================     ====================

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, NCT Group, Inc. and its subsidiaries are referred to as the "company," "we," "our," "us" or "NCT." The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and six months ended June 30, 2003 and cash flows for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 contained in the company's Annual Report on Form 10-K.

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

     NCT has experienced substantial losses from operations since its inception, which cumulatively amounted to $274.3 million through June 30, 2003. Cash and cash equivalents amounted to $0.5 million at June 30, 2003, decreasing from $0.8 million at December 31, 2002. A working capital deficit of $60.9 million exists at June 30, 2003. NCT is in default of $2.9 million of its notes payable and $4.7 million of its convertible notes at June 30, 2003. Management believes that currently available funds will not be sufficient to sustain NCT at present levels. NCT's ability to continue as a going concern is dependent on funding from several sources, including available cash and cash equivalents and cash inflows generated from its revenue sources, particularly technology licensing fees and royalties and product sales. The level of realization of funding from our revenue sources is presently uncertain. If anticipated revenue does not generate sufficient cash, management believes additional working capital financing must be obtained. We are attempting to raise additional capital through debt and equity financing in order to fund operations. There is no assurance any of the financing is or would become available.

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

     The accompanying condensed consolidated financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at June 30, 2003 about the company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

2.   Recent Accounting Prouncements:

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period commencing after June 15, 2003. Effective July 1, 2003, we will adopt SFAS No. 150 and do not expect a material impact on our financial statements.


3.   Other Financial Data:

Balance Sheet Items:
-------------------

     Investments in marketable securities include available-for-sale securities at market value. The following table displays the market value, cost basis, and realized/unrealized loss of the company's available-for-sale securities (in thousands):


                                    December 31, 2002                                          June 30, 2003
                      --------------------------------------------                   ------------------------------------
                        Cost      Realized   Unrealized    Market                      Cost     Unrealized      Market
                        Basis       Loss        Loss        Value                      Basis       Loss         Value
                      --------   ---------   ----------   --------                   ---------  ----------    -----------
Available-for-sale:
  ITC                  $ 798      $ (689)       $ (15)      $ 94                        $ 94         $ (9)        $ 85
  Teltran                 84         (76)           -          8                           8            -            8
                      --------   ---------   ----------   --------                   ---------  ----------    -----------
   Totals              $ 882      $ (765)       $ (15)     $ 102                       $ 102         $ (9)        $ 93
                      ========   =========   ==========   ========                   =========  ==========    ===========


     The company reviews declines in the value of its investments when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. The company considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary.

     Accounts receivable comprise the following (in thousands):


                                              December 31,         June 30,
                                                  2002               2003
                                            -----------------    ---------------
Technology license fees and royalties              $ 268              $ 314
Joint ventures and affiliates                         34                 34
Other receivables                                    283                263
                                            -----------------    ---------------
                                                   $ 585              $ 611
Allowance for doubtful accounts                     (340)              (340)
                                            -----------------    ---------------
     Accounts receivable, net                      $ 245              $ 271
                                            =================    ===============


     Inventories comprise the following (in thousands):

                                                   December 31,      June 30,
                                                       2002            2003
                                                  --------------   -------------
Finished goods                                        $   799         $   646
Components                                                227             186
                                                  --------------   -------------
                                                      $ 1,026         $   832
Reserve for obsolete and slow moving inventory           (404)           (315)
                                                  --------------   -------------
     Inventories, net                                 $   622         $   517
                                                  ==============   =============

           Other current assets comprise the following (in thousands):


                                                 December 31,         June 30,
                                                     2002               2003
                                               -----------------  --------------

Notes receivable                                   $  1,000           $  1,000
Due from officer                                        108                108
Other                                                   250                234
                                               -----------------  --------------
                                                   $  1,358           $  1,342
Reserve for uncollectible amounts                    (1,000)            (1,000)
                                               -----------------  --------------
   Other current assets                            $    358           $    342
                                               =================  ==============


           Other assets (long-term) comprise the following (in thousands):


                                                 December 31,         June 30,
                                                     2002               2003
                                               -----------------  --------------

Marketable ITC securities                          $  1,320           $  1,320
Advances and deposits                                    75                 75
Deferred charges                                        353                283
Other                                                    31                 32
                                               -----------------  --------------
   Other assets (classified as long-term)          $  1,779           $  1,710
                                               =================  ==============


           Property and equipment comprise the following (in thousands):

                                                 December 31,         June 30,
                                                     2002               2003
                                               ----------------   --------------
Machinery and equipment                            $  2,027           $  2,082
Furniture and fixtures                                  642                650
Leasehold improvements                                  972                974
Tooling                                                 631                632
Other                                                   478                479
                                               ----------------   --------------
                                                   $  4,750           $  4,817
Accumulated depreciation                             (3,796)            (4,079)
                                               ----------------   --------------
   Property and equipment, net                     $    954           $    738
                                               ================   ==============


           Accrued expenses comprise the following (in thousands):


                                                 December 31,         June 30,
                                                     2002               2003
                                               ----------------   --------------
Non-registration fees                              $  7,005           $  8,431
Interest                                              2,214              3,053
Judgments                                             2,124              2,124
Default penalties                                       288                  -
Other                                                 5,285              6,484
                                               ----------------   --------------
   Accrued expenses                                $ 16,916           $ 20,092
                                               ================   ==============

           Deferred revenue comprise the following (in thousands):

                                                    December 31,      June 30,
                                                       2002             2003
                                                  ---------------  -------------
NXT                                                 $  4,815         $  3,745
FairPoint                                                143              479
Other                                                    594              611
                                                  ---------------  -------------
                                                    $  5,552         $  4,835
Less: amount classified as current                    (2,877)          (3,230)
                                                  ---------------  -------------
   Deferred revenue (classified as long-term)       $  2,675         $  1,605
                                                  ===============  =============

     As of June 30, 2003, we expect to realize less than $0.1 million of cash from revenue that has been deferred.

     FairPoint   Broadband,   Inc.,  a  wholly  owned  subsidiary  of  FairPoint
Communications, Inc., and Artera Group, Inc. executed an exclusive marketing license on October 11, 2002 whereby FairPoint will serve as the exclusive master distributor of Artera Turbo(TM) to certain rural local exchange carriers, incumbent local exchange carriers and Internet service providers in the United States and Canada and will have other non-exclusive rights with respect to Artera Turbo. The terms of the agreement include a license fee (approximately
$2.0 million to be paid in cash in 24 monthly installments) and per unit royalties based upon subscribers. This agreement has a ten-year term. FairPoint may terminate the agreement at any time by giving advance written notice of 30 days. If FairPoint terminates the agreement during the first 24 months of the agreement, FairPoint would not be required to pay any remaining license fee that would otherwise accrue after the effective date of termination by FairPoint. In conjunction with this agreement, FairPoint Communications, Inc., was issued a five-year warrant to purchase 2.0 million shares of NCT common stock at an exercise price of $0.15 per share.

     On May 23, 2003, FairPoint Broadband and Artera entered into a memorandum of understanding noting their mutual intent to amend, amend and restate or enter into a new agreement to supersede the October 11, 2002 exclusive marketing license agreement with respect to the royalties FairPoint will be obligated to pay Artera and other matters. The memorandum of understanding provides that if Artera and FairPoint do not execute a new agreement by June 30, 2003, then, from July 1, 2003 to July 15, 2003, either party may terminate the October 11, 2002 license agreement via written notice to the other. If such termination occurs, Artera shall be deemed to have waived its right to license fees (but not royalties) from FairPoint for the period after April 30, 2003. The parties did not execute a new agreement by June 30, 2003. Neither Artera nor Fairpoint Broadband gave written notice of termination of the October 11, 2002 exclusive marketing license agreement by July 15, 2003. Negotiations are ongoing for a new agreement to amend or replace the October 11, 2002 agreement. We have recorded approximately $58,900 of revenue (through April 30, 2003 for the Fairpoint license fee portion of the October 11, 2002 agreement) which has been reduced to zero for a portion of the value of the warrant for the six months ended June 30, 2003 in accordance with EITF 01-9. The remaining Fairpoint license fee is reflected as deferred revenue at June 30, 2003.

         Other current liabilities comprise the following (in thousands):


                                                   December 31,      June 30,
                                                      2002             2003
                                                  --------------   -------------
License reacquisition payable                        $ 4,000          $ 4,000
Development fee payable                                  650              650
Royalty payable                                        1,695            1,680
Due to selling shareholders of Theater
 Radio Network                                           557              557
Due to L&H                                               100              100
Loan advance by investor                                  65              230
Other                                                     34                2
                                                  --------------   -------------
   Other current liabilities                         $ 7,101          $ 7,219
                                                  ==============   =============

         Other liabilities (long-term) comprise the following (in thousands):

                                                   December 31,      June 30,
                                                      2002             2003
                                                  -------------    -------------
Due to ITC                                           $ 1,422          $ 1,422
Other                                                    135              142
                                                  -------------    -------------
   Other liabilities (classified as long-term)       $ 1,557          $ 1,564
                                                  =============    =============


Statements of Operations Information:
------------------------------------

         Operating other income comprise the following (in thousands):



                                                           Three months ended June 30,              Six months ended June 30,
                                                      ------------------------------------     ------------------------------------
                                                            2002                2003                 2002                2003
                                                      ---------------    -----------------     ---------------    -----------------
Minority share of loss in subsidiary                         $ (95)               $   -             $ (203)               $    -
Settlement of accounts payable                                   -                    -                  -                   (18)
Other                                                            -                    -                  -                    (4)
                                                      ---------------    -----------------     ---------------    -----------------
   Total operating other income                              $ (95)               $   -             $ (203)               $  (22)
                                                      ===============    =================     ===============    =================




         Non-operating other (income) expense, net comprise the following (in thousands):




                                                           Three months ended June 30,                Six months ended June 30,
                                                      ------------------------------------     ------------------------------------
                                                            2002                2003                 2002                2003
                                                      ---------------    -----------------     ---------------    -----------------

Finance costs associated with non-registration
   of common shares                                          $ 903              $   690            $ 1,812               $ 1,418
Settlement of notes payable                                      -                   (7)                 -                   (27)
Litigation settlement (Note 11)                                  -                    -                  -                  (429)
Depreciation in fair value of warrant                          136                    1                130                     1
Default penalties on debt                                        -                  354                 25                   472
Other                                                         (104)                 (19)              (101)                   (4)
                                                      ---------------    -----------------     ---------------    -----------------
   Total non-operating other (income) expense, net           $ 935              $ 1,019            $ 1,866               $ 1,431
                                                      ===============    =================     ===============    =================


     We include losses from our majority-owned subsidiaries in our condensed consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of such minority shareholders' interests. Losses in excess of that amount are borne by NCT. Such amounts from our Pro Tech Communications, Inc. subsidiary borne by NCT for the three and six months ended June 30, 2003 were approximately $44,000 and $91,000, respectively. Future earnings of our majority-owned subsidiaries otherwise attributable to minority shareholders' interests will be allocated again to minority shareholders only after future earnings are sufficient to recover the cumulative losses previously absorbed by NCT ($2.1 million at June 30, 2003).

















Supplemental Cash Flow Disclosures:
----------------------------------



                                                                                                  (in thousands)
                                                                                             Six months ended June 30,
                                                                                    --------------------------------------------
Supplemental disclosures of cash flow information:                                           2002                    2003
                                                                                    ---------------------    -------------------

Cash paid during the year for:
  Interest                                                                                     $      6                $    15
                                                                                    =====================    ===================
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized holding loss on available-for-sale securities                                     $   (633)               $    (9)
                                                                                    =====================    ===================
  Issuance of common stock upon conversion of convertible notes                                $    375                $     -
                                                                                    =====================    ===================
  Issuance of common stock upon exchange of convertible notes of subsidiary                    $     25                $   460
                                                                                    =====================    ===================
  Issuance of common stock to fulfill common stock payable obligation                          $      -                $ 2,296
                                                                                    =====================    ===================
  Issuance of common stock to settle litigation                                                $      -                $   125
                                                                                    =====================    ===================
  Issuance of series H preferred stock in exchange for previously accrued
    acquisition of subsidiary                                                                  $ 14,000                $     -
                                                                                    =====================    ===================
  Property and equipment financed through capitalized leases and notes payable                 $     15                $     -
                                                                                    =====================    ===================

4.   Stockholders' Capital Deficit:

     The changes in stockholders' capital deficit during the six months ended June 30, 2003 were as follows (in thousands):



                                             Series H                                     Accumulated
                                            Convertible                      Additional     Other        Accumu-   Common
                                          Preferred Stock    Common Stock     Paid-in    Comprehensive   lated     Stock
                                         -----------------  ---------------
                                          Shares    Amount  Shares   Amount   Capital        Loss        Deficit   Payable  Total
                                         -----------------  ---------------  -----------  -------------  --------  -------- --------
Balance at December 31, 2002                 2     $18,377  483,474  $4,835  $180,899       $ (516)    $(259,564)  $ 2,296 $(53,673)
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                  -         357        -       -      (357)           -             -        -         -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders          -           -        -       -      (176)           -             -        -      (176)
Charges for the non-registration of the
  underlying shares of NCT to subsidiary
  preferred shareholders                     -           -        -       -    (1,255)           -             -        -    (1,255)
Reversal of redemption adjustment
  on subsidiary preferred                    -           -        -       -       125            -             -        -       125
Exchange of subsidiary convertible debt
  for common stock                           -           -   11,061     111       349            -             -        -       460
Shares issued for settlement
  obligations/prepayments                    -           -   31,570     315     2,106            -             -   (2,296)      125
Warrants issued in conjunction with
  convertible debt                           -           -        -       -     2,263            -             -        -     2,263
Beneficial conversion feature on
  convertible debt                           -           -        -       -     1,955            -             -        -     1,955
Net loss                                     -           -        -       -         -            -       (14,692)       -   (14,692)
Accumulated other comprehensive
  income (loss)                              -           -        -       -         -          (13)            -        -       (13)
Compensatory stock options and warrants      -           -        -       -     2,851            -             -        -     2,851
Expenses related to sale of stock            -           -        -       -       (15)           -             -        -       (15)
                                         -----------------  ---------------  -----------  -------------  --------  -------- --------
Balance at June 30, 2003                     2     $18,734  526,105  $5,261  $188,745       $ (529)    $(274,256) $     -  $(62,045)
                                         =================  ===============  ===========  =============  ========  ======== ========

5.   Notes Payable:


(in thousands)

                                                                                       December 31,              June 30,
                                                                                           2002                    2003
                                                                                   ---------------------    ---------------------
Logical eBusiness Solutions Limited (f/k/a DataTec) (a)                                  $ 2,414                  $ 2,414
   Obligation of subsidiary to a prior owner of Web Factory;
   past due; interest accrues at 4% per annum above the base rate of National Westminister Bank plc
Note due investor (a)                                                                        385                      385
   Interest at 8% per annum payable at maturity;  Effective interest rate of 68.1% per annum related to the issuance of warrants; due April 7, 2003
Note due stockholder of subsidiary                                                           171                      157
   Interest at 8.5% per annum; monthly payments (including interest)
   of $3.5 through May 2003, remainder matures June 27, 2003.
   Remainder rolled into note bearing interest at 8.5% per annum;
   monthly payments (including interest) of $3.5 through May 2004, remainder matures June 27, 2004.
Top Source Automotive                                                                        204                        -
   Default interest rate accrues at two times prime;
   included in settlement (see Note 11)
Notes due former employees (a)                                                               116                      100
   $100 bears interest at 8.25% per annum, compounded annually
Other financings                                                                             284                      102
   Interest ranging from 7% to 9% per annum;
   $35 due July 15, 2003; $67 all other
                                                                                   ---------------------    ---------------------
                                                                                         $ 3,574                  $ 3,158
Less: unamortized debt discounts                                                             (34)                       -
                                                                                   ---------------------    ---------------------
                                                                                         $ 3,540                  $ 3,158
                                                                                   =====================    =====================

     Footnote:
     --------
     (a) Notes payable are in default due to nonpayment.

6.   Convertible Notes:



(in thousands)
                                                                                     December 31,           June 30,
                                                                                         2002                 2003
                                                                                  ------------------      ------------------
Issued to Carole Salkind - related party (a)                                          $ 18,064                $ 24,764
   Weighted average effective interest rate of 42.9% per annum; accrues interest at 8% per annum; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.029 - $0.082 or exchangeable for common stock of NCT subsidiaries except Pro Tech; maturing by quarter as follows:
       September 30, 2003                   $ 6,185
       December 31, 2003                     10,134
       March 31, 2004                         7,095
       June 30, 2004                          1,350
8% Convertible Notes (b)                                                                   976                   1,211
   Weighted average effective interest rate of 23.2% per annum;
   convertible into NCT common stock at various rates; matures
       March 14, 2002                          $ 17
       April 12, 2002                             9
       January 10, 2004                         550
       March 11, 2004                           400
       April 22, 2005                           235
6% Convertible Notes (c)                                                                 4,228                   3,768
   Weighted average effective interest rate of 85.8% per annum;
   convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
       January 9, 2002                      $ 1,862
       April 4, 2002                            575
       May 25, 2002                              81
       June 29, 2002                          1,250
                                                                                  ------------------      ------------------
                                                                                      $ 23,268                $ 29,743
Less: unamortized debt discounts                                                        (4,029)                 (3,662)
Less: amounts classified as long-term                                                     (779)                   (235)
                                                                                  ------------------      ------------------
                                                                                      $ 18,460                $ 25,846
                                                                                  ==================      ==================


Footnotes:
---------
(a) During the six months ended June 30, 2003, NCT issued an aggregate of $14.3 million of convertible notes to Carole Salkind, who is a shareholder of NCT, an accredited investor and the spouse of a former director of NCT. During the six months ended June 30, 2003, we defaulted on payment of notes dated January 11, 2002, January 25, 2002, February 27, 2002, March 1, 2002, May 2, 2002, May 29,
2002, June 2, 2002 and November 21, 2002 for an aggregate principal amount of $7.6 million. The principal on these notes was rolled into new notes in 2003 along with $0.8 million of default penalties, $0.7 million of accrued interest and an aggregate of $5.2 million new funding from Carole Salkind. During the six months ended June 30, 2003, we recorded original issue discounts of $1.7 million to the notes based upon the relative fair values of the debt and warrants issued to Ms. Salkind (see Note 8). In addition, beneficial conversion features totaling $1.9 million have been recorded as a discount to the notes. These discounts are being amortized over the term of the related notes. For the six months ended June 30, 2003, $3.9 million of amortization related to these discounts is classified as interest expense in our condensed consolidated statement of operations. Unamortized discounts of $3.6 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of June 30, 2003. The convertible note dated February 27, 2002 for $0.8 million was collateralized by an interest in specific assets of our subsidiary, NCT Video. This interest was rolled over into a convertible note dated March 13, 2003 for $1.0 million during the first quarter of 2003. The default provisions in these notes impose a penalty of 10% of the principal amount in default and default interest from the date of default at the stated interest rate plus 5%. The defaults of $2.9 million at December 31, 2002

(related to a judgment in an unrelated case being entered against NCT and DMC in excess of the permitted maximum of $0.25 million) were extinguished when the notes were rolled over during the first quarter of 2003.

(b) Notes totaling approximately $26,000 are convertible at 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.6 million is convertible at the lower of $0.07 per share or 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.4 million is convertible at $0.0647 per share; and a note totaling $0.2 million is convertible at $0.04 per share. The convertible note for $0.6 million is collateralized by substantially all of the assets of our subsidiary, Artera Group. Beneficial conversion features had been recorded as a discount to the notes and are being amortized over the term of the notes. For the six months ended June 30, 2003, $0.1 million of amortization related to these discounts is classified as interest expense in our condensed consolidated statement of operations. Unamortized discounts of $0.1 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of June 30, 2003. We did not fulfill registration obligations and recorded finance costs associated with non-registration of common shares of $0.1 million for the six months ended June 30, 2003 (see Note 3 - Non-operating other (income) expense, net). The company did not repay convertible notes aggregating approximately $26,000 upon maturity and has recorded default interest at 18% from the respective dates of default. In addition, on convertible notes aggregating approximately $1.0 million, we are in default due to a cross default clause.

(c) Principal of $0.5 million was exchanged for NCT stock during the six months ended June 30, 2003 (see Note 8). We were obligated to register additional shares at various dates during 2001, which, despite our best efforts, we were unable to accomplish. As a result, we have recorded finance costs associated with non-registration of common shares of $1.3 million for the six months ended June 30, 2003 (see Note 3 - Non-operating other (income) expense, net). The aggregate outstanding principal amount of approximately $3.8 million is in default for non-payment. These notes are senior debt of our subsidiary, Artera Group, Inc. We have not received a demand for payment.

7.   Commitments and Contingencies:

     On July 25, 2002, NCT and Crammer Road LLC entered into a private equity credit agreement and related registration rights agreement. This equity credit agreement provides that shares of up to $50 million of our common stock may be sold to Crammer Road pursuant to put notices delivered by NCT. The credit agreement obligates NCT to put a minimum of $5 million of its common stock (the minimum commitment) to Crammer Road for cash. The agreement provides for a discount to market of 10% on the puts. Our put notices are to commence after we have an effective registration statement covering 112% of the shares needed for $50 million of puts (among other conditions). If we fail to issue shares for the minimum commitment during the commitment period, as defined, we must pay Crammer Road, in immediately available funds, an amount as described in the agreement (the maximum would be $500,000).

8.   Capital Stock:

Authorized Capital Stock

Common shares available for future issuance

     At June 30, 2003, the shares of common stock required to be reserved were 2,711,486,805 calculated at the $0.037 common stock price on that date (or the discount therefrom as allowed under the applicable exchange or conversion agreements). At the June 30, 2003 common stock price of $0.037, our common shares issued and required to be reserved for issuance exceeded the number of shares authorized at that date. As such, NCT will seek shareholder approval of an amendment to its Restated Certificate of Incorporation to increase the number of shares of common stock authorized for NCT.

Shares Issued for Settlements

     Pursuant to the settlement agreement between NCT and West Nursery Holding Limited Partnership, on or about April 1, 2003, the company issued 1,248,170 shares of its common stock (i.e., $55,918 in stock priced at $.0448 per share) to West Nursery (see Note 11).

     Pursuant to the settlement agreement between NCT, Distributed Media Corporation and Mesa Partners, Inc., on or about April 11, 2003, NCT issued 2,321,263 shares of its common stock (i.e., $125,000 in stock priced at $.05385 per share) to Mesa (see Note 11).

     On or about May 8, 2003, the company issued to Crammer Road LLC the remaining 28,000,000 shares that were issuable under the October 30, 2002 settlement agreement between the parties (see Note 11).

Shares Issued upon Conversion or Exchange of Indebtedness

     During the six months ended June 30, 2003, $0.5 million of the 6% convertible notes was exchanged for 11,061,181 shares of NCT's common stock. At June 30, 2003, $3.8 million of the 6% convertible note principal is exchangeable for NCT common stock.

NCT Group, Inc. Preferred Stock

     NCT amended the number of designated shares of series H convertible preferred stock from 1,800 shares to 2,100 shares. This amendment was filed with the Secretary of State of Delaware on March 7, 2003. For the six months ended June 30, 2003, we calculated the 4% dividends earned by the holder of the 1,800 shares outstanding of series H preferred stock at approximately $0.3 million. This amount is included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

Artera Group, Inc. Preferred Stock

     NCT is obligated to register shares of its common stock for the exchange of 4,026 shares of Artera series A preferred stock. For the six months ended June 30, 2003, we incurred charges of approximately $1.3 million for non-registration of the underlying shares of NCT common stock. Under the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera series A preferred stock by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). For the six months ended June 30, 2003, we calculated the 4% dividends earned by holders of the 8,999 shares outstanding of Artera series A preferred stock of approximately $0.2 million. The non-registration charge and dividends are included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

Pro Tech Communications, Inc. Preferred Stock

     For the six months ended June 30, 2003, we calculated the 4% dividends earned by holders of the Pro Tech series A convertible preferred stock and the Pro Tech series B redeemable convertible preferred stock at approximately $11,000. This amount is included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

     Under the terms of the Pro Tech series B redeemable convertible preferred stock agreement dated July 30, 2001, the holder of those shares may have had a right to require Pro Tech to redeem the shares and any such redemption would not have been within the sole control of Pro Tech. The redemption value was 125% of the stated value of $0.5 million or $125,000. Accordingly, approximately $0.1 million redemption adjustment was recorded during 2001 increasing the minority interest in consolidated subsidiaries. On April 10, 2003, Pro Tech entered into an agreement with the holder of the series B preferred stock whereby the holder agreed to waive certain requirements of the registration rights agreement relating to the series B preferred stock. This waiver released Pro Tech from the requirement to register shares of Pro Tech's common stock for the conversion of the series B preferred stock. This cancelled the triggering event, which had placed the redemption of the series B preferred stock at the holder's option. With the signing of this agreement, such redemption is now within the control of Pro Tech. Pro Tech is no longer required to carry the series B preferred stock at 125% of the stated value. Accordingly, approximately $0.1 million redemption adjustment was reversed during the six months ended June 30, 2003 decreasing the minority interest in consolidated subsidiaries on the accompanying condensed consolidated balance sheet as of June 30, 2003.

Options

     For the six months ended June 30, 2003, we granted non-plan options to purchase an aggregate of 93,050,000 shares of our common stock at exercise prices ranging from $0.029 to $0.044 as partial consideration for consulting services. We estimated the fair value of these options using the following assumptions in applying the Black-Scholes option pricing model: dividend yield of 0%; risk-free interest rates ranging from 1.39% to 2.10%; volatility of 100%; and an expected life of five years. For the six months ended June 30, 2003, we recorded a $2.8 million charge for the fair value of these options as consulting services classified as selling, general and administrative expense (see Note 9).

Warrants

     For the six months ended June 30, 2003, in conjunction with the issuance of convertible notes, NCT issued Carole Salkind warrants to acquire an aggregate of 62,675,579 shares of its common stock at exercise prices ranging from $0.029 to $0.046 per share. The fair value of these warrants was approximately $1.9 million (determined using the Black-Scholes option pricing model). Based upon allocation of the relative fair values of the instruments, we recorded a discount to the convertible notes issued to Carole Salkind of $1.7 million for the six months ended June 30, 2003.

     On May 30, 2003, a warrant issued to Alpha Capital on December 6, 2002 to acquire an aggregate of 15,000,000 shares of our common stock at an exercise price of $0.01 per share vested. The vesting was contingent upon the following:
(a) NCT failing to pay by April 7, 2003 (later extended to May 30, 2003) any amount owed by it to Alpha under the promissory note, dated December 6, 2002, in the principal amount of $385,000, and (b) NCT failing to pay or otherwise discharge by April 7, 2003 (later extended to May 30, 2003) any amount owed by NCT under the registration penalty provisions of various 2001 and 2002 agreements of NCT. Both of these events occurred and we recorded the fair value of this warrant (calculated as of May 30, 2003) as interest expense of $0.6 million (determined using the Black-Scholes option pricing model) for the three and six months ended June 30, 2003 as a result of this vesting.

     On June 5, 2003, a warrant was issued, pursuant to an amended finders agreement of the same date, to acquire an aggregate of 2,250,000 shares of our common stock at an exercise price of $0.048 per share. The fair value of this warrant was approximately $0.1 million (determined using the Black-Scholes option pricing model). We recorded a charge of $0.1 million included in selling, general and administrative expenses in our condensed consolidated statement of operations for the three and six months ended June 30, 2003.

9.   Related Parties:

     On January 6, 2003, NCT and Stop Noise, Inc. entered into a license agreement with a term coinciding with the expiration of underlying patents unless earlier terminated by the parties. The agreement allows Stop Noise, Inc. to make use, develop and sell products incorporating NCT's noise canceling patents and technology. Stop Noise will fund product development provided by NCT and pay NCT per unit royalties based upon product sales. Carole Salkind's son is the sole shareholder of Stop Noise, Inc. No amounts have been recorded with respect to this agreement.

Consulting Agreements

     On January 23, 2003, NCT and Inframe, Inc. entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options, in consideration of consulting services provided by Inframe to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Inframe, Inc. Carole Salkind is the sole shareholder of Inframe, Inc. The agreement expires on January 23, 2004 and is subject to a one-year renewal unless cancelled after the initial period. Pursuant to the agreement, on January 23, 2003, NCT granted to Inframe, Inc. non-plan options to purchase 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share (an aggregate exercise price of $966,000). The five-year options vest on the date of grant. We have recorded a charge of $0.7 million for the fair value of the options and a $12,500 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our condensed consolidated statement of operations for the six months ended June 30, 2003.

     On February 11, 2003, NCT and Avant Interactive, Inc. entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options, in consideration of consulting services provided by Avant to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Avant Interactive, Inc. Carole Salkind is the sole shareholder of Avant Interactive, Inc. The agreement expires on February 11, 2004 and is subject to a one-year renewal unless cancelled after the initial period. The February 11, 2003 consulting agreement was amended on March 12, 2003, April 3, 2003 and April 11, 2003 to provide for additional consulting services, with additional options as compensation. Pursuant to the agreement and its subsequent amendments, on February 11, 2003, March 12, 2003, April 3, 2003 and April 11, 2003, NCT granted to Avant Interactive, Inc. non-plan options to purchase 7,000,000 shares, 13,500,000 shares, 2,000,000 shares and 2,000,000 shares, respectively, of NCT common stock at exercise prices of $0.04 per share, $0.031per share, $0.029 per share and $0.031 per share, respectively (an aggregate exercise price of $818,500). The five-year options vest on their respective dates of grant. We have recorded an aggregate charge of $0.6 million for the fair value of the options and a $12,500 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our condensed consolidated statement of operations for the six months ended June 30, 2003.

     On April 17, 2003, NCT and Turbo Networks, Inc. entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options, in consideration of consulting services provided by Turbo to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Turbo Networks, Inc. Carole Salkind is the sole shareholder of Turbo Networks, Inc. The agreement expires on April 17, 2004 and is subject to a one-year renewal unless cancelled after the initial period. The April 17, 2003 consulting agreement was amended on May 22, 2003 and June 28, 2003 to provide for additional consulting services, with additional options as compensation. Pursuant to the agreement and its subsequent amendments, on April 17, 2003, May 22, 2003 and June 28, 2003, NCT granted to Turbo Networks, Inc. non-plan options to purchase 2,000,000 shares, 18,550,000 shares and 2,000,000 shares, respectively, of NCT common stock at exercise prices of $0.037, $0.042 and $0.04, respectively (an aggregate exercise price of $933,100). The five-year options vest on their respective dates of grant. We have recorded an aggregate charge of $0.7 million for the fair value of the options and a $5,000 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our condensed consolidated statement of operations for the six months ended June 30, 2003.

     On June 12, 2003, NCT and Maple Industries, Inc. entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options, in consideration of consulting services provided by Maple to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Maple Industries, Inc. Carole Salkind is the sole shareholder of Maple Industries, Inc. The agreement expires on June 12, 2004 and is subject to a one-year renewal unless cancelled after the initial period. Pursuant to the agreement, on June 12, 2003, NCT granted to Maple Industries, Inc. non-plan options to purchase 23,000,000 shares of NCT common stock at an exercise price of $0.044 (an aggregate exercise price of $1,012,000). The five-year option vests on its date of grant. We have recorded an aggregate charge of $0.8 million for the fair value of the options and a $2,500 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our condensed consolidated statement of operations for the six months ended June 30, 2003.

10.  Stock-Based Compensation:

     The company has elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, the company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss attributable to common stockholders because options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. At June 30, 2003, the company has four stock-based compensation plans. The following table illustrates the effect on net loss attributable to common stockholders and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

       (in thousands, except per share amounts)



                                                            Three months ended June 30,           Six months ended June 30,
                                                           ------------------------------       ------------------------------------
                                                               2002             2003                2002                  2003
                                                           -------------    -------------       --------------      ----------------
Net loss attributable to common stockholders                $ (14,365)        $ (8,730)           $ (21,244)          $  (16,480)
Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects             (459)             (67)                (724)                (135)
                                                           -------------    -------------       --------------      ----------------
Pro forma net loss attributable to common stockholders      $ (14,824)        $ (8,797)           $ (21,968)           $ (16,615)
                                                           =============    =============       ==============      ================
Net loss per common share (basic and diluted):
   As reported                                              $   (0.03)        $  (0.02)           $   (0.05)           $   (0.03)
                                                           =============    =============       ==============      ================
   Pro forma                                                $   (0.03)        $  (0.02)           $   (0.05)           $   (0.03)
                                                           =============    =============       ==============      ================

     Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three and six months ended June 30, 2002 and 2003, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

11.  Litigation:

NCT Audio Arbitration and TST/TSA/GTI Bankruptcy
------------------------------------------------

     In the bankruptcy case of Global Technovations, Inc. (formerly known as Top Source Technologies, Inc. (TST)) (GTI) and its subsidiary Top Source Automotive, Inc. (TSA), on February 18, 2003, the bankruptcy court approved an amended Plan of Reorganization and Disclosure Statement. Pursuant to the amended Plan, NCT Audio Products, Inc. (i) was granted a release from all claims of GTI and TSA (including NCT Audio's alleged obligations under a $204,315 principal amount note due April 16, 1999 and its alleged obligation to issue $100,000 of its preferred stock under an agreement with TST); (ii) received $125,000 from the bankruptcy estate on March 25, 2003; (iii) has an allowable (i.e., uncontested) claim against the bankruptcy estate for $1,500,000 for which NCT Audio is entitled to payments, if any, in the course of administration of the estate under a formula set forth in the amended Plan; and (iv) released the debtors and their officers and directors from all claims other than the claim described in clause (iii) above. The amended Plan also provides for a $1,000,000 litigation fund for the bankruptcy estate's efforts to enforce a number of claims it believes it has against third parties, the proceeds of which efforts would, under the formula in the amended Plan, be used to pay the claims of NCT Audio and the other creditors of the bankruptcy estate. In connection with the settlement, we recorded income from litigation settlement of $429,315 included in other (income) expense, net on the condensed consolidated statement of operations for the six months ended June 30, 2003.

West Nursery (Maryland Lease) Litigation
----------------------------------------

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

Mesa Partners Matter
--------------------

     On March 8, 2003, the court approved the settlement agreement between the co-defendants NCT and Distributed Media Corporation and the plaintiff Mesa Partners, Inc. Pursuant to the settlement agreement, on or about April 11, 2003, NCT issued 2,321,263 shares of its common stock (i.e., $125,000 in stock priced at $.05385 per share) to Mesa. On May 7, 2003, the action was dismissed with prejudice.

Artera International U.K. Section 214 Indemnification
-----------------------------------------------------

     In the United Kingdom liquidation case of Artera Group International Limited, on March 25, 2003, Messrs. Parrella and Hammond and Ms. Lebovics filed a joint response to the Liquidator's claims in which they denied any liability or wrongdoing. NCT does not have directors and officers indemnification insurance coverage for the claims. The Section 214 proceedings are at an early stage and we are unable to predict the outcome of this action.

Production Resource Group Litigation
------------------------------------

     In the portion of the case against the company and Distributed Media Corporation, on or about February 14, 2003, Production Resource Group, LLC (PRG) served papers on the company seeking to enforce the judgment in the case against the shares of stock of NCT Audio Products, Inc. owned by the company. On or about June 6, 2003, in furtherance of its efforts to collect on the judgment, PRG filed the judgment in the Circuit Court for Anne Arundel County, Maryland; the Superior Court of New Jersey, Hudson County; and the Circuit Court of St. Lucie County, Florida. As of June 30, 2003, PRG had collected approximately $78,000 in NCT's and DMC's cash or cash equivalent assets as a result of this judgment. To the extent that further payment of the judgment is in cash, such payment could be material to our cash position.

     In the portion of the case against the company's Chairman and Chief Executive Officer Michael Parrella (as to which the company has agreed to indemnify Mr. Parrella), on February 25, 2003, the court granted in part Mr. Parrella's July 15, 2002 motion, striking those portions of the PRG amended complaint that allege a breach of an obligation of good faith and fair dealing, but declining to strike those portions that allege unfair trade practices and fraud. On August 8, 2003, Mr. Parrella filed a motion for summary judgment on all remaining allegations. A decision on that motion is pending. Mr. Parrella has told NCT that if any allegations in the amended complaint remain after a decision on the summary judgment motion, he intends to deny such allegations. To the extent that NCT may ultimately indemnify Mr. Parrella for liabilities arising out of these allegations and for related legal fees, we believe that our directors and officers indemnification insurance (subject to certain exceptions under the insurance policy and after payment of a $100,000 deductible) will cover such payments. Discovery as to Mr. Parrella has begun.

Alpha, Austost, Balmore and Libra v. NCT and Artera
---------------------------------------------------

     On or about April 7, 2003, the company, Artera Group, Inc. and the plaintiffs executed a settlement agreement, which is subject to court approval. Under the settlement agreement, the plaintiffs grant releases from the monetary claims in the complaint (i) against the company and Artera and pertaining to interest allegedly accrued through April 7, 2003 on all notes described in the complaint and (ii) against the company for the company's non-payment of liquidated damages allegedly due as a result of a failure by the company to register the shares of its common stock for which the notes and preferred stock described in the complaint are convertible or exchangeable. In consideration of these releases, the company is to issue to the plaintiffs an aggregate of $4,000,000 worth of new shares of its common stock (priced at the average of the ten closing prices of the common stock immediately preceding the hearing for court approval of the settlement agreement). Also included in the settlement agreement is the release of claims, not originally asserted in the complaint,
(x) against Artera and pertaining to interest allegedly accrued through April 7, 2003 on a May 25, 2001 note of Artera and (y) against the company for the company's non-payment of liquidated damages allegedly due as a result of a failure by the company to register the shares of its common stock for which such May 25, 2001 note of Artera is exchangeable. After issuance of the new company shares, the action would be dismissed, with prejudice as to the claims released under the settlement agreement and without prejudice as to the claims not so released (primarily, principal allegedly due and payable on the notes described in the complaint). A hearing for court approval of the settlement agreement was held on May 15, 2003, but the court has yet to render its decision. The settlement agreement, by its terms, becomes of no force or effect on either party on August 5, 2003 because the court did not approve it by that date. The parties are currently negotiating for an extension of that deadline. If an extension agreement is not reached (or if the court in any event does not approve the settlement agreement), then the action would be revived. The company has assessed that the amounts recorded under non-registration fees and interest included in accrued expenses along with note principal on the condensed consolidated balance sheet at June 30, 2003 are sufficient for this matter and we believe that the probability of additional loss is remote. The company continues to accrue non-registration fees and interest under these agreements. If the court approves the settlement agreement, the company expects to record a reversal of previously accrued liquidated damages for non-registration of common shares underlying convertible and exchangeable notes and preferred stock in excess of the $4.0 million proposed settlement (at June 30, 2003, approximately $4.0 million).

Crammer Road v. NCT
-------------------

     On or about May 8, 2003, the company issued to Crammer Road LLC the remaining 28,000,000 shares that were issuable under the October 30, 2002 settlement agreement between the parties. Dismissal of the action so settled had occurred on December 11, 2002.

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

12.  Segment Information:

     Management views the company as being organized into three operating segments: Communications, Media and Technology. The Other operating segment is used to reconcile the reportable segment data to the consolidated financial statements and is segregated into two categories, Other-corporate and Other-consolidating.

     Other-corporate consists of items maintained at the company's corporate headquarters and not allocated to the segments. This includes most of the company's debt and related cash and cash equivalents and related net interest expense, some litigation liabilities and non-operating fixed assets. Also included in the components of revenue attributed to Other-corporate are license fees and royalty revenue from subsidiaries, which are offset (i.e., eliminated) in the Other-consolidating column. Other-consolidating consists of items eliminated in consolidation, such as intercompany revenue.

     During the three and six months ended June 30, 2003, no geographic information for revenue from external customers or for long-lived assets is disclosed, as our primary market and capital investments were concentrated in the United States.


     Reportable segment data for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):



                                                                                   Reportable   ------- Other --------      Grand
                                             Communications   Media   Technology    Segments    Corporate  Consolidating    Total
                                             ---------------------------------------------------------------------------------------
For the three months ended
June 30, 2003:
-----------------------------------------
   License fees and royalties                $      66       $   535    $    -      $   601     $      4      $      -     $    605
   Other revenue - external                        422            23         -          445            -             -          445
   Other revenue - other operating
     segments                                      261             2         -          263           42          (305)           -
   Net (loss) income                            (2,975)         (743)       27       (3,691)      (4,811)          597       (7,905)



For the three months ended
June 30, 2002:
-----------------------------------------
   License fees and royalties                $     800       $   535    $    -      $ 1,335     $      7      $      -     $  1,342
   Other revenue - external                        682            31         -          713            -             -          713
   Other revenue - other operating
     segments                                      270           (22)        -          248            4          (252)           -
   Net (loss) income                            (1,941)         (737)      (99)      (2,777)     (11,477)          526      (13,728)


                                                                                   Reportable   ------- Other --------      Grand
                                             Communications   Media   Technology    Segments    Corporate  Consolidating    Total
                                             ---------------------------------------------------------------------------------------
For the six months ended
June 30, 2003:
-----------------------------------------
   License fees and royalties                $     236       $ 1,070    $    -      $ 1,306     $      5      $      -     $  1,311
   Other revenue - external                        877            44         -          921            -             -          921
   Other revenue - other operating
     segments                                      536             3         -          539          169          (708)           -
   Net (loss) income                            (5,969)       (1,543)       58       (7,454)      (8,431)        1,193      (14,692)



For the six months ended
June 30, 2002:
-----------------------------------------
   License fees and royalties                $   1,376       $ 1,070    $    -      $ 2,446     $      7      $      -     $  2,453
   Other revenue - external                      1,556            60         -        1,616            -             -        1,616
   Other revenue - other operating
     segments                                      428           (49)        -          379            8          (387)           -
   Net (loss) income                            (4,175)       (1,980)     (169)      (6,324)     (14,627)          975      (19,976)


13.  Subsequent Events:

Transactions with Carole Salkind

     On each of July 3, 2003 and July 15, 2003, NCT defaulted on the repayment of convertible notes dated July 3, 2002 and July 15, 2002, respectively, to Ms. Salkind. On July 14, 2003 and July 28, 2003, NCT issued convertible notes to Ms. Salkind each in the amount of approximately $0.4 million, as consideration for curing the default and payment of the convertible notes dated July 3, 2002 and July 15, 2002, respectively, each in the principal amount of $0.35 million plus accrued interest and penalties thereon. The notes mature on January 14, 2004 and January 28, 2004, respectively, and bear interest at 8% per annum payable at maturity. The notes are convertible into shares of NCT common stock at $0.031 and $0.042 per share, respectively, and may be exchanged for shares of common stock of any NCT subsidiary (except Pro Tech) that has an initial public offering (at the initial public offering price thereof). In conjunction with issuance of the notes, five-year warrants were issued to Ms. Salkind each to purchase 2.0 million shares of our common stock at exercise prices of $0.0312 per share and $0.042 per share, respectively. The relative estimated fair value of the warrants will be reflected as original issue discount to the notes and amortized as interest expense over the term of the notes.

     On each of July 14, 2003 and July 28, 2003, NCT issued convertible notes to Ms. Salkind each in the amount of approximately $0.4 million, as consideration for cash. The notes mature on January 14, 2004 and January 28, 2004, respectively, and bear interest at 8% per annum payable at maturity. The notes are convertible into shares of NCT common stock at $0.0312 and $0.042 per share, respectively, and may be exchanged for shares of common stock of any NCT subsidiary (except Pro Tech) that has an initial public offering (at the initial public offering price thereof). In conjunction with issuance of the notes, five-year warrants were issued to Ms. Salkind each to purchase 2.0 million shares of our common stock at an exercise price of $0.0312 per share and $0.042 per share, respectively. The relative estimated fair value of the warrants will be reflected as original issue discount to the notes and amortized as interest expense over the term of the notes.

     On July 23, 2003, we defaulted on repayment of a convertible note payable dated July 23, 2002 to Ms. Salkind for the principal amount of $0.5 million. We are currently in negotiation to cure this default.

Other

     On July 15, 2003, we defaulted on repayment of a promissory note payable dated July 15, 2002 for the principal amount of $35,000. We are currently in negotiation to cure this default.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

Caution Concerning Forward-Looking Statements

     This report on Form 10-Q contains statements, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. NCT operates in a highly competitive and rapidly changing environment. Our business segments are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of technologies and applications; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenue from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenue to sustain our current level of operation; introduce, on a timely basis, new products; continue our current level of operations to support the fees associated with our patent portfolio; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic relationships; and protect our know-how, inventions and other secret or unprotected intellectual property. NCT's actual results could differ materially from management's expectations because of changes in these factors. New risk factors may arise and it is not possible for management to predict all of these risk factors, nor can management assess the impact of all of these risk factors on the company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

     All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

General Business Environment

     NCT's operating revenue is comprised of technology licensing fees and royalties, product sales, advertising/media revenue and engineering and development services. Please see our discussion of our critical accounting policies below. From time to time, we receive securities or other consideration rather than cash payment from our customers and such other consideration may or may not be realized by us in cash. We anticipate less than $0.1 million cash will be realized from the deferred revenue as of June 30, 2003 (approximately $4.8 million). Operating revenue for the six months ended June 30, 2003 consisted of approximately 58.7% in technology licensing fees and royalties, 39.3% in product sales, 0.9% in advertising/media revenue and 1.1% in engineering and development services.

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

     In 2003, the company entered into certain transactions which provided additional funding. These transactions included the issuance of secured convertible notes. In particular, we have been primarily dependent upon funding from Carole Salkind to maintain our operations. All of these transactions are described in greater detail below under "Liquidity and Capital Resources" (see also Note 6 - notes to the condensed consolidated financial statements).

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

     At June 30, 2003, our deferred revenue aggregated $4.8 million. We expect to realize less than $0.1 million of cash in connection with recognizing revenue from our deferred revenue.

Marketable Securities

     Marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are recorded at fair value, with the change in market value during the period included in the statements of operations. Marketable debt securities that NCT has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are generally recorded at market value, with the change in market value during the period excluded from the statements of operations unless it is occasioned by an other-than-temporary decline in value and recorded net of income taxes as a separate component of stockholders' equity (capital deficit). NCT reviews declines in value of its investments when general market conditions change or specific information pertaining to an industry or individual company becomes available. The factors considered in assessing whether a decline is other-than-temporary include: our evaluation of the length of the time and the extent to which the market value of the industry has been depressed or the market value of the security has been less than cost; evaluation of financial condition and near-term prospects of the business, including cash sufficiency and new product developments; assessment of observable marketplace-determined values and trends; and our intent and ability to retain our investment in the business for a sufficient period of time to allow for any anticipated recovery in market value.

     At June 30, 2003, all of NCT's marketable securities have been deemed available-for-sale securities and aggregated $0.1 million.

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

     Annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the company tests its goodwill for impairment. At December 31, 2002, the company evaluated the goodwill allocated to its Advancel reporting unit, NCT Hearing reporting unit and Midcore/Artera reporting unit and determined no impairment existed. Our annual evaluation is planned for December 31, 2003.

     The company also recognizes an impairment loss on goodwill acquired upon the acquisition of stock held by minority shareholders of subsidiaries if the subsidiary's minority interest has no carrying value, the subsidiary has a capital deficit and the projected future operating results of the subsidiary are not positive. Impairment of goodwill for the six months ended June 30, 2002 and 2003 was $0.3 million and zero, respectively. At June 30, 2003, our goodwill, net was $7.2 million.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for the six months ended June 30, 2002 and 2003 was $0.2 million and $0.1 million, respectively.

     NCT evaluates the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The company evaluates its intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows. There was no event or change in circumstances to require an evaluation through June 30, 2003. At June 30, 2003, our patent rights and other intangibles, net were $1.4 million.


RESULTS OF OPERATIONS

   Three months ended June 30, 2003 compared to three months ended June 30, 2002

     Total revenue for the three months ended June 30, 2003 was $1.1 million compared to $2.1 million for the same period in 2002, a decrease of $1.0 million, or 47.6%, reflecting decreases in our technology licensing fees and royalties and product sales revenue sources.

     Technology licensing fees and royalties were $0.6 million for the three months ended June 30, 2003 as compared to $1.3 million for the same period in 2002, a decrease of $0.7 million or 53.8%. The decrease was primarily due to a $0.6 million decrease in license fee revenue related to Teltran with the remainder due to a decrease in royalties. Our recognition of license fee revenue for the three months ended June 30, 2003 was due to recognition of deferred revenue from the NXT license.

     For the three months ended June 30, 2003, product sales were $0.4 million compared to $0.7 million for three months ended June 30, 2002, a decrease of $0.3 million, or 42.9%. The decrease was primarily due to the decreased demand in the fast food market related to hearing products. We expect sales to remain sluggish for the remainder of the year as a result of the announced closure of fast food franchises worldwide and increased competition from Far East competitors. For the three months ended June 30, 2003, hearing products comprised approximately $0.3 million, or 65% of our product sales and communication products comprised approximately $0.1 million, or 23% of our product sales.

     Gross profit on product sales, as a percentage of product sales, improved to 56% for the three months ended June 30, 2003 from 42.4% for the three months ended June 30, 2002. The improvement is primarily related to hearing products and is a result of a decrease in the cost of sales because of reduced warranty costs. This improvement was partially offset by an increase in Artera's costs of sales with the growth of the Artera Turbo data centers that has not been accompanied by a parallel increase in sales.

     Advertising/media revenue was $11,000 for the three months ended June 30, 2003 compared to $2,000 for the same period in 2002. Advertising/media revenue is derived from the sale of audio and visual advertising in the Sight & Sound(R) locations. For the three months ended June 30, 2003 and 2002, revenue from health venues comprised 100% of total advertising/media revenue.

     For the three months ended June 30, 2003, selling, general and administrative expenses totaled $3.5 million as compared to $2.9 million for the three months ended June 30, 2002, an increase of $0.6 million, or 20.7%. This increase was due primarily to a $1.0 million increase in consulting expense primarily due to the increased non-cash charges from the issuance of warrants and options. This increase was partially offset by (i) a $0.1 million decrease in salary and related benefit costs attributable to a reduced workforce and (ii) a $0.2 million decrease in legal and patent expenses.

     For the three months ended June 30, 2003, research and development expenditures totaled $0.9 million as compared to $1.0 million for the three months ended June 30, 2002, a decrease of $0.1 million, or 10%. This decrease was due primarily to a $0.1 million decrease in salary and related benefits costs attributed to a reduced workforce.

     Total costs and expenses for the three months ended June 30, 2003 were $9.0 million compared to $15.8 million for the same period in 2002, a decrease of 43.0%, or $6.8 million, primarily due to a $9.2 million reduction in repurchased licenses, net. Total costs and expenses include non-cash expenditures of $5.8 million for the three months ended June 30, 2003 and $12.1 million for the three months ended June 30, 2002. These expenditures included: (i) repurchased licenses, net of zero for the three months ended June 30, 2003 and $9.2 million for the same period in 2002; (ii) interest expense of $3.4 million for the three months ended June 30, 2003 (due to amortization of original issue discounts of $0.9 million; amortization of beneficial conversion features in convertible debt of $1.0 million, amortization of additional debt discounts of $0.8 million, and interest on convertible debt issued by the company of $0.7 million) and $1.4 million during the same period in 2002 (due to amortization of original issue discounts of $0.4 million; amortization of beneficial conversion features in convertible debt of $0.5 million, and interest on convertible debt issued by the company of $0.5 million); (iii) finance costs of $0.7 million associated with non-registration of common shares for the three months ended June 30, 2003 and $0.9 million during the same period in 2002; (iv) consulting expenses due to the issuance of $1.5 million of options for the three months ended June 30, 2003 and $0.3 million for the same period in 2002; and (v) depreciation and amortization of $0.2 million for the three months ended June 30, 2003 and $0.3 million in the same period in 2002.

   Six months ended June 30, 2003 compared to six months ended June 30, 2002

     For the six months ended June 30, 2003, total revenue amounted to $2.2 million, compared to $4.1 million for six months ended June 30, 2002, a decrease of $1.9 million, or 46.3%, reflecting decreases in our technology licensing fees and royalties and product sales revenue sources.

     Technology licensing fees and royalties were $1.3 million for the six months ended June 30, 2003 as compared to $2.5 million for the same period in 2002, a decrease of $1.2 million, or 48%. The decrease was primarily due to a $1.2 million decrease in technology license fee revenue related to Teltran (our recognition was completed in October 2002). The technology licensing fees for the six months ended June 2003 were due to the recognition of deferred revenue from the NXT license. As of June 30, 2003, our deferred revenue for NXT and Fairpoint was $3.7 million and $0.5 million, respectively. We anticipate that less than $0.1 million of cash will be realized from our deferred revenue related to these licenses.

     The company continues to realize royalties from other existing licensees including Ultra, Oki and Sharp. Royalties from these and other licensees are expected to account for a greater share of the company's revenue in future periods.

     For the six months ended June 30, 2003, product sales were $0.9 million compared to $1.6 million for the six months ended June 30, 2002, a decrease of $0.7 million or 43.8%. The decrease was primarily due to $0.4 million of lower sales of hearing products due to reduced fast-food headset purchases by major distributors and a $0.2 million decrease as a result of the cessation of operations of Artera Group International Limited in March 2002. Hearing products comprise approximately $0.6 million, or 72% of our product sales for the six months ended June 30, 2003; communication products comprise approximately $0.2 million, or 19%.

     Gross profit on product sales, as a percentage of product revenue, improved to 55.7% for the six months ended June 30, 2003, from 42.8% for the six months ended June 30, 2002. The improvement is primarily related to hearing products and is a result of a decrease in the cost of sales because of reduced warranty costs. This improvement was partially offset by an increase in Artera's costs of sales with the growth of the Artera Turbo data centers that has not been accompanied by a parallel increase in sales.

     Advertising/media revenue was $20,000 for the six months ended June 30, 2003 compared to $12,000 for the same period in 2002. Advertising/media revenue is derived from the sale of audio and visual advertising in the Sight and Sound(R) locations. The increase in revenue is due to health venues, which is offset by the decrease in revenue from non-health venues. Although our limited cash resources have reduced our expectations, we anticipate increasing revenue from the Sight & Sound(R) locations in health venues. Cost of advertising/media revenue was $4,000 for the six months ended June 30, 2003 compared to $8,000 for the same period in 2002. These costs include the commissions paid to advertising representative companies and agencies and communication expenses related to the Sight and Sound(R) locations.

     For the six months ended June 30, 2003, selling, general and administrative expenses totaled $7.0 million as compared to $7.3 million for the six months ended June 30, 2002, a decrease of $0.3 million, or 4.1%. This decrease was due primarily to: (i) a $0.8 million decrease in salary and related benefit costs as a result of the reduction in workforce; (ii) a $0.5 million decrease in legal and patent expenses as a result of finalizing legal matters and (iii) a $0.1 million decrease in each of sales related, office related, and depreciation and amortization expenses. These decreases were partially offset by a $1.1 million increase in consulting expenses due to charges from warrants and options and a $0.3 million accrual for asserted minimum royalties due to a licensor.

     For the six months ended June 30, 2003, research and development expenditures totaled $1.8 million as compared to $2.1 million for the six months ended June 30, 2002, a decrease of $0.3 million, or 14.3%. This decrease was due primarily to a $0.2 million decrease in salary and related benefits costs attributed to a reduced workforce.

     Total costs and expenses for the six months ended June 30, 2003 were $16.9 million compared to $24.0 million for the same period in 2002, a decrease of 29.6%, or $7.1 million, primarily due to a $9.2 million reduction in repurchased licenses, net. Total costs and expenses include non-cash expenditures of $11.0 million for the six months ended June 30, 2003 and $15.5 million for the six months ended June 30, 2002. These expenditures included: (i) repurchased licenses cost of zero for the six months ended June 30, 2003 and $9.2 million during the same period in 2002; (ii) impairment of goodwill of zero in the six months ended June 30, 2003 and $0.3 million during the same period in 2002;
(iii) interest expense of $6.3 million in the six months ended June 30, 2003 (due primarily to amortization of original issue discounts of $1.7 million, amortization of beneficial conversion features of $1.9 million, amortization of additional debt discounts of $1.1 million and interest on debt issued by the company of $1.6 million) and $2.6 million during the same period in 2002 (due primarily to amortization of original issue discounts of $0.6 million, amortization of beneficial conversion features of $0.9 million, amortization of debt issuance costs of $0.2 million and interest on debt issued by the company of $0.9 million); (iv) finance costs associated with non-registration of common shares of $1.4 million for the six months ended June 30, 2003 and $1.8 million for the same period in 2002; (v) consulting expenses due to the issuance of $2.8 million of options for the six months ended June 30, 2003 and $1.0 million for the same period in 2002; and (vi) depreciation and amortization of $0.5 million in the six months ended June 30, 2003 and $0.6 million in the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     NCT has experienced substantial losses from operations since its inception, which have been recurring and amounted to $274.3 million on a cumulative basis through June 30, 2003. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

o    the sale of our and our subsidiaries' common stock;
o the sale of our and our subsidiaries' preferred stock convertible into common stock;
o    issuance of our and our subsidiaries' convertible debt;
o    technology licensing fees;
o    royalties;
o    product sales;
o    advertising/media revenue; and
o    engineering and development services.

     Management believes that currently available funds will not be sufficient to sustain NCT through the next six months. Such funds consist of available cash and the funding derived from our revenue sources: technology licensing fees and royalties, product sales, advertising/media and engineering development services. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of funding realized from our revenue sources, all of which are presently uncertain. In the event that funding from our revenue sources is not realized as planned, then management believes additional working capital financing must be obtained through the private placement or public offering of additional equity of NCT or its subsidiaries in the form of common stock, convertible preferred stock and/or convertible debt. Proceeds from sales of our subsidiaries' securities are used for the benefit of the issuing subsidiary, and there are generally contractual restrictions to that effect. There is no assurance any financing is or would become available.

     In the event that external financing is not available or timely, NCT would have to substantially reduce its level of operations. These reductions could have an adverse effect on NCT's relationships with its customers and suppliers. Uncertainty exists with respect to the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at June 30, 2003 about NCT's ability to continue as a going concern.

     We have entered into financing transactions because internally generated funding sources were insufficient to maintain our operations. Such financing transactions entered into by NCT to fund its business pursuits during the six months ended June 30, 2003 are described in the notes to the condensed consolidated financial statements. We have been primarily dependant upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Carole Salkind will continue to provide funds to NCT. Our belief that funding from her will continue is based primarily upon her continued funding of NCT during 2002 and 2003 despite NCT's failure to repay her notes as the notes matured. Commencing January 2001, upon the maturity of Ms. Salkind's initial note to NCT dated January 1999, NCT has established a history of defaulting on the repayment of obligations owed to Carole Salkind as such obligations become due. Ms. Salkind has allowed NCT to rollover maturing notes, along with accrued interest and a default penalty (10% of the principal amount in default), into new notes that generally mature from six months to one year from the date of the rolled-over note. In addition to the financing provided by rolling over maturing notes, Ms. Salkind has continued to provide NCT with new funds. However, NCT has no legally binding assurance that Ms. Salkind will continue funding NCT in the near-term or that the amount, timing and duration of funding from her will be adequate to sustain our business operations.

     At June 30, 2003, the company's cash and cash equivalents aggregated $0.5 million. NCT's working capital deficit was $60.9 million at June 30, 2003, compared to a deficit of $51.4 million at December 31, 2002, a $9.5 million increase in working capital deficit. Current liabilities increased primarily due to the net increase of convertible notes of $7.4 million (net of discounts) and non-registration fees of $1.4 million. NCT is in default of $2.9 million of its notes payable and $4.7 million of its convertible notes at June 30, 2003.


(in millions)                                                 New                   Defaults
                                   Indebtedness             Defaults                 Cured               Indebtedness
                                    In Default               during                  during               In Default
Notes Payable:                      12/31/02               the period               the period             06/30/03
                                -----------------      -----------------        -----------------      -----------------

Obligation to prior owner
  of Web Factory                          $  2.4 (a)            $   -                  $     -                   $  2.4  (a)
Top Source Automotive                        0.2 (a)                -                     (0.2)                       -
Former Employees / Other                     0.3 (a)              0.4                     (0.2)                     0.5  (a)
                                -----------------      -----------------        -----------------      ---------------------
  Subtotal                                $  2.9                $ 0.4                  $  (0.4)                  $  2.9
                                -----------------      -----------------        -----------------      ---------------------

Convertible Notes:
Carole Salkind Notes                      $  2.9 (b)            $ 4.7                  $  (7.6)                  $    -
6% Notes                                     4.2 (a)                -                     (0.5)                     3.7  (a)
8% Notes                                     1.0 (c)                -                        -                      1.0  (c)
                                -----------------      -----------------        -----------------      ---------------------
  Subtotal                                $  8.1                $ 4.7                  $  (8.1)                  $  4.7
                                -----------------      -----------------        -----------------      ---------------------
Grand Total                               $ 11.0                $ 5.1                  $  (8.5)                  $  7.6
                                =================      =================        =================      =====================

      Footnotes:
      ----------
         (a) Default due to nonpayment.
         (b) Default due to judgment in unrelated matter.
         (c) Default  due to cross  default  provision  (default on other debt).

Operating Activities

     Net cash used in operating activities for the six months ended June 30, 2003 was $5.3 million primarily due to funding the 2003 net loss, as adjusted to reconcile to net cash. The operating cash flow characteristics of our technology licensing efforts include the following:

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

     Our net accounts receivable increased to $0.3 million at June 30, 2003 from $0.2 million at December 31, 2002. The increase in net accounts receivable was primarily due to an increase in technology licensing receivable. This was primarily due to the increase in license fee receivable from our Fairpoint license.

     Our deferred revenue balance at June 30, 2003 was $4.8 million, $3.7 million of which was attributed to NXT and $0.5 million of which was attributed to Fairpoint. We expect less than $0.1 million of cash from our deferred revenue balance. Our NXT deferred revenue balance originated at the value of the securities received from our licensee, which was not realized in cash because the value of the underlying securities declined before we sold such securities.

Investing Activities

     Net cash used in investing activities was $0.1 million for the six-month period ended June 30, 2003 due to the purchase of capital equipment. The capital expenditures have been primarily for Artera Group as we expand the Artera Turbo data centers in anticipation of future growth.

     In addition to available cash and cash equivalents, the company views its available-for-sale securities as additional sources of liquidity. At each of June 30, 2003 and December 31, 2002, the company's available-for-sale securities had approximate fair market values of $0.1 million. These securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions.

Financing Activities

     Net cash provided by financing activities was $5.1 million for the six-month period ended June 30, 2003 and was primarily due to the issuance and sale of convertible notes.

     At June 30, 2003, the company's short-term debt was $29.4 million, (principally comprised of $26.2 million of face value of outstanding convertible notes and $3.2 million of outstanding notes payable), shown net of discounts of approximately $3.9 million on the condensed consolidated balance sheet, compared to $26.9 million of short-term debt at December 31, 2002. The increase in short-term debt was primarily due to the issuance of debt to Carole Salkind. The cash proceeds from debt issued in 2003 were primarily used for general corporate purposes.

     During the six months ended June 30, 2003, NCT issued an aggregate of $14.3 million of convertible notes to Carole Salkind, as consideration for $5.2 million of cash and the rollover of $7.6 million in principal of matured convertible notes, $0.7 million of interest, and $0.8 million of default penalties (10% of the principal amount in default).

     As of June 30, 2003, we are in default on $7.6 million of our indebtedness, including $2.9 million of notes payable and $4.7 million of convertible notes (refer to Notes 5 and 6 - notes to the condensed consolidated financial statements for disclosure of material defaults). NCT expects that from time to time outstanding debt may be replaced with new short or long-term borrowings. Although we believe that we can continue to access the capital markets in 2003 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by: (i) the liquidity of our common stock on the open market; (ii) our current level of short-term debt; and (iii) our credit ratings. In addition, many of the factors that affect NCT's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of NCT's control. There can be no assurances that NCT will continue to have access to the capital markets on favorable terms.

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

     At June 30, 2003, we have 35 of the 406 Barnes & Noble College Bookstores operating our Sight & Sound(R) system and, as negotiated and as our capital resources allow, may install the Sight & Sound(R) system in additional stores. At June 30, 2003, we have a reasonable expectation of installing our Sight & Sound(R) system within additional Barnes & Noble College Bookstores. However, our average cost for outfitting a store is approximately $18,000 and we have not identified the source of funding to proceed with these installations. We have no assurance that sufficient capital will become available.

     Other  than  this,   there  were  no  material   commitments   for  capital
expenditures as of June 30, 2003, and no material commitments are anticipated in the near future.


ITEM 3.    QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     NCT's primary market risk exposures include fluctuations in interest rates and foreign exchange rates. NCT is exposed to interest rate risk on some of its obligations. We do not use derivative financial instruments to hedge cash flows for such obligations. In the normal course of business, NCT employs established policies and procedures to manage these risks.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     For a discussion of our legal proceedings, see Note 11 - Litigation included in the notes to the condensed consolidated financial statements herein.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities by NCT Group, Inc. and its Subsidiaries
-------------------------------------------------------------------------------

     The table below identifies the unregistered sales of our securities to purchasers from January 1, 2003 through June 30, 2003, as well as the amount and nature of the consideration paid by each purchaser. The issuance of these securities, except as otherwise indicated, was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a sale by an issuer not involving a public offering.


-------------------------------------------------------------------- ------------------------------------- -------------------------
SECURITY SOLD                                                        PURCHASER(S)                          CONSIDERATION
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
Date of         Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and
Sale                                                                 securities were sold                  Type
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/15/03         NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/15/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.041 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/23/03         NCT Convertible Note ($2,747,634.92 principal        Carole Salkind                        Cancellation and
                amount)                                                                                    surrender of
                                                                                                           $2,231,265.04 convertible
                                                                                                           note dated 1/11/02 along
                                                                                                           with accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/23/03         Warrant for 11,775,579 shares of NCT common stock    Carole Salkind                        Exercisable for cash at
                                                                                                           $0.04 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/23/03         Options to acquire 23,000,000 shares of NCT common   Inframe, Inc.                         Exercisable for cash at
                stock                                                                                      $0.042 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/30/03         NCT Convertible Note ($350,000 principal amount)     Carole Salkind                        $350,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/30/03         Warrant for 1,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.041 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/11/03         NCT Convertible Note ($1,252,592.41 principal        Carole Salkind                        Cancellation and
                amount)                                                                                    surrender of $650,000
                                                                                                           convertible note dated
                                                                                                           1/25/02 along with
                                                                                                           accrued interest and
                                                                                                           default penalty and
                                                                                                           $450,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/11/03         Warrant for 5,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.04 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/11/03         Options to acquire 7,000,000 shares of NCT common    Avant Interactive, Inc.               Exercisable for cash at
                stock                                                                                      $0.04 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/4/03          NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/4/03          Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.035 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/5/03          3,033,981 shares of NCT common stock                 Balmore S.A.                          Exchange for $125,000
                                                                                                           Artera Group, Inc.
                                                                                                           January 9, 2001
                                                                                                           convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/12/03         Options to acquire 13,500,000 shares of NCT common   Avant Interactive, Inc.               Exercisable for cash at
                stock                                                                                      $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



-------------------------------------------------------------------- ------------------------------------- -------------------------
SECURITY SOLD                                                        PURCHASER(S)                          CONSIDERATION
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
Date of         Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and
Sale                                                                 securities were sold                  Type
--------------- ---------------------------------------------------- ------------------------------------- -------------------------

3/13/03         NCT Convertible Note ($980,802.25 principal amount)  Carole Salkind                        Cancellation and
                                                                                                           surrender of $827,412.26
                                                                                                           convertible note dated
                                                                                                           2/27/02 along with
                                                                                                           accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/13/03         NCT Convertible Note ($864,615.56 principal amount)  Carole Salkind                        Cancellation and
                                                                                                           surrender of $350,000
                                                                                                           convertible note dated
                                                                                                           3/1/02 along with accrued
                                                                                                           interest and default
                                                                                                           penalty and $450,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/13/03         Warrant for 4,250,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/13/03         Warrant for 3,750,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/1/03          1,248,170 shares of NCT common stock (exempt under   West Nursery Land Holding Limited     Settlement of legal
                Section 3(a)(10) of the Securities Act of 1933)      Partnership                           action
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/2/03          NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/2/03          Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.029 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/3/03          Options to acquire 2,000,000 shares of NCT common    Avant Interactive, Inc.               Exercisable for cash at
                stock                                                                                      $0.029 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/7/03          1,158,940 shares of NCT common stock                 Balmore S.A.                          Exchange for $35,000
                                                                                                           Artera Group, Inc.
                                                                                                           January 9, 2001
                                                                                                           convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/11/03         2,321,263 shares of NCT common stock (exempt under   Mesa Partners, Inc.                   Settlement of legal
                Section 3(a)(10) of the Securities Act of 1933)                                            action
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/11/03         NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/11/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/11/03         Options to acquire 2,000,000 shares of NCT common    Avant Interactive, Inc.               Exercisable for cash at
                stock                                                                                      $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/15/03         3,164,556 shares of NCT common stock                 Alpha Capital Aktiengesellschaft      Exchange for $100,000
                                                                                                           Artera Group, Inc. April
                                                                                                           4, 2001 convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/17/03         Options to acquire 2,000,000 shares of NCT common    Turbo Networks, Inc.                  Exercisable for cash at
                stock                                                                                      $0.037 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/21/03         NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/21/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.037 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/22/03         NCT Convertible Note ($235,000 principal amount)     Alpha Capital Aktiengesellschaft      $235,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/30/03         3,703,704 shares of NCT common stock                 Alpha Capital Aktiengesellschaft      Exchange for $200,000
                                                                                                           Artera Group, Inc. April
                                                                                                           4, 2001 convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/8/03          28,000,000 shares of NCT common stock (exempt        Crammer Road LLC                      Settlement of legal
                under Section 3(a)(10) of the Securities Act of                                            action
                1933)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/15/03         NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



-------------------------------------------------------------------- ------------------------------------- -------------------------
SECURITY SOLD                                                        PURCHASER(S)                          CONSIDERATION
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
Date of         Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and
Sale                                                                 securities were sold                  Type
--------------- ---------------------------------------------------- ------------------------------------- -------------------------

5/15/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.046 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/22/03         Options to acquire 18,550,000 shares of NCT common   Turbo Networks, Inc.                  Exercisable for cash at
                stock                                                                                      $0.042 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/22/03         NCT Convertible Note ($1,692,462.74 principal        Carole Salkind                        Cancellation and
                amount)                                                                                    surrender of $1,425,000
                                                                                                           convertible note dated
                                                                                                           5/2/02 along with accrued
                                                                                                           interest and default
                                                                                                           penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/22/03         Warrant for 7,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.042 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/28/03         NCT Convertible Note ($415,000 principal amount)     Carole Salkind                        $415,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/28/03         Warrant for 1,900,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.044 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/05/03         Warrant for 2,250,000 shares of NCT common stock     NATCO, LLC                            Exercisable for cash at
                                                                                                           $0.048 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/12/03         NCT Convertible Note ($2,449,811.87 principal        Carole Salkind                        Cancellation and
                amount)                                                                                    surrender of $1,463,449,
                                                                                                           $350,000, and $300,000
                                                                                                           convertible notes dated
                                                                                                           11/21/02, 5/29/02 and
                                                                                                           6/2/02, respectively,
                                                                                                           along with accrued
                                                                                                           interest and default
                                                                                                           penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/12/03         Warrant for 10,500,000 shares of NCT common stock    Carole Salkind                        Exercisable for cash at
                                                                                                           $0.044 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/12/03         NCT Convertible Note ($435,000 principal amount)     Carole Salkind                        $435,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/12/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.044 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/12/03         Options to acquire 23,000,000 shares of NCT common   Maple Industries, Inc.                Exercisable for cash at
                stock                                                                                      $0.044 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/28/03         NCT Convertible Note ($410,000 principal amount)     Carole Salkind                        $410,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/28/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.038 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/28/03         Options to acquire 2,000,000 shares of NCT common    Turbo Networks, Inc                   Exercisable for cash at
                stock                                                                                      $0.04 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits:

3(a) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series H Convertible Preferred Stock of NCT Group, Inc. as filed in the office of the Secretary of State of the State of Delaware on March 7, 2003, incorporated herein by reference to Exhibit 3(a) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

4(a) Warrant dated December 11, 2002 issued to KEQ Partners III (as designee for Kalkines, Arky Zall & Bernstein LLP) for the purchase of 1,250,000 shares of NCT common stock at a purchase price of $0.063 per share.

4(b) Warrant dated January 15, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.041 per share, incorporated herein by reference to Exhibit 4(by) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(c) Option granted to Inframe, Inc. dated January 23, 2003 for an aggregate of 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share, incorporated herein by reference to Exhibit 4 (bo) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

4(d) Warrant dated January 23, 2003 issued to Carole Salkind for the purchase of 11,775,579 shares of NCT common stock at a purchase price of $0.04 per share, incorporated herein by reference to Exhibit 4(bz) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(e) Warrant dated January 30, 2003 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.041 per share, incorporated herein by reference to Exhibit 4(ca) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(f) Option granted to Avant Interactive, Inc. dated February 11, 2003 for an aggregate of 7,000,000 shares of NCT common stock at an exercise price of $0.04 per share, incorporated herein by reference to Exhibit 4 (bp) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

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

4(i) Option granted to Avant Interactive, Inc. dated March 12, 2003 for an aggregate of 13,500,000 shares of NCT common stock at an exercise price of $0.031 per share, incorporated herein by reference to Exhibit 4 (bq) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

4(j) Warrant dated March 13, 2003 issued to Carole Salkind for the purchase of 4,250,000 shares of NCT common stock at a purchase price of $0.031 per share, incorporated herein by reference to Exhibit 4(cd) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(k) Warrant dated March 13, 2003 issued to Carole Salkind for the purchase of 3,750,000 shares of NCT common stock at a purchase price of $0.031 per share, incorporated herein by reference to Exhibit 4(ce) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(l) Warrant dated April 2, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.029 per share, incorporated herein by reference to Exhibit 4(cf) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(m) Option granted to Avant Interactive, Inc. dated April 3, 2003 for an aggregate of 2,000,000 shares of NCT common stock at an exercise price of $0.029 per share.

4(n) Letter Agreement dated April 7, 2003 amending the vesting terms of a December 6, 2002 warrant issued to Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 4(l) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

4(o) Option granted to Avant Interactive, Inc. dated April 11, 2003 for an aggregate of 2,000,000 shares of NCT common stock at an exercise price of $0.031 per share.

4(p) Warrant dated April 11, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.031 per share, incorporated herein by reference to Exhibit 4(m) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

4(q) Option granted to Turbo Networks, Inc. dated April 17, 2003 for an aggregate of 2,000,000 shares of NCT common stock at an exercise price of $0.037 per share.

4(r) Warrant dated April 21, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.037 per share, incorporated herein by reference to Exhibit 4(n) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

4(s) Warrant dated May 15, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.046 per share.

4(t) Option granted to Turbo Networks, Inc. dated May 22, 2003 for an aggregate of 18,550,000 shares of NCT common stock at an exercise price of $0.042 per share.

4(u) Warrant dated May 22, 2003 issued to Carole Salkind for the purchase of 7,500,000 shares of NCT common stock at a purchase price of $0.042 per share.

4(v) Warrant dated May 28, 2003 issued to Carole Salkind for the purchase of 1,900,000 shares of NCT common stock at a purchase price of $0.044 per share.

4(w) Warrant dated June 5, 2003 issued to NATO, LLC for the purchase of 2,250,000 shares of NCT common stock at a purchase price of $0.048 per share.

4(x) Option granted to Maple Industries, Inc. dated June 12, 2003 for an aggregate of 23,000,000 shares of NCT common stock at an exercise price of $0.044 per share.

4(y) Warrant dated June 12, 2003 issued to Carole Salkind for the purchase of 10,500,000 shares of NCT common stock at a purchase price of $0.044 per share.

4(z) Warrant dated June 12, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.044 per share.

4(aa) Option granted to Turbo Networks, Inc. dated June 28, 2003 for an aggregate of 2,000,000 shares of NCT common stock at an exercise price of $0.04 per share.

4(ab) Warrant dated June 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.038 per share.

4(ac) Warrant dated July 14, 2003 issued to John Harris (as designee for Stop Noise, Inc.) for the purchase of 750,000 shares of NCT common stock at a purchase price of $0.0312 per share.

4(ad) Warrant dated July 14, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.0312 per share.

4(ae) Warrant dated July 14, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.0312 per share.

4(af) Warrant dated July 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.042 per share.

4(ag) Warrant dated July 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.042

10(a) License Agreement dated August 10, 2001 between the company and Sharp Corporation, acting through its Communication Systems Group.

10(b)     License   Agreement   dated   August   15,   2002   between   Fairport
          Communications, Inc. and Artera Group, Inc.

10(c) License Agreement dated January 6, 2003 (October 1, 2002 was the date inadvertently indicated on our Form 10-K) between NCT Group, Inc. and Stop Noise, Inc., incorporated herein by reference to Exhibit 10(aj) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(d) Secured Convertible Note in principal amount of $450,000 dated January 15, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(at) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(e) Secured Convertible Note in principal amount of $2,747,635 dated January 23, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(au) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(f) Consulting Agreement dated January 23, 2003 between the company and Inframe, Inc.

10(g) Secured Convertible Note in principal amount of $350,000 dated January 30, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(av) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(h)     Secured  Convertible  Note in  principal  amount of  $1,252,592  dated
          February 11, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(aw) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(i) Consulting Agreement dated February 11, 2003 between the company and Avant Interactive, Inc. and amendments thereto dated March 12, 2003, April 3, 2003 and April 11, 2003.

10(j) Settlement Agreement dated December 31, 2002 between West Nursery Land Holding Limited Partnership and the company approved by the court on March 3, 2003, incorporated herein by reference to Exhibit 10(f) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10(k) Secured Convertible Note in principal amount of $450,000 dated March 4, 2003 issued by the company to

          Carole Salkind, incorporated herein by reference to Exhibit 10(ax) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(l) Secured Convertible Note in principal amount of $980,802 dated March 13, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(ay) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(m) Secured Convertible Note in principal amount of $864,616 dated March 13, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(az) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(n) Secured Convertible Note in principal amount of $450,000 dated April 2, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(cr) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

10(o) Settlement Agreement dated December 3, 2002 among Mesa Partners, Inc., the company, and Distributed Media Corporation approved by the court on April 8, 2003, incorporated herein by reference to Exhibit 10(k) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10(p) Exchange Rights and Release Agreement dated April 10, 2003 among the company, Pro Tech Communications, Inc., Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore, S.A., and Libra Finance, S.A., incorporated herein by reference to Exhibit 10(l) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10(q) Secured Convertible Note in principal amount of $450,000 dated April 11, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(m) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10(r) Consulting Agreement dated April 17, 2003 between the company and Turbo Networks, Inc. and amendments thereto dated May 22, 2003 and June 28, 2003.

10(s) Secured Convertible Note in principal amount of $450,000 dated April 21, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(n) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10(t) Convertible Note in principal amount of $235,000 dated April 22, 2003 issued by the company to Alpha Capital Aktiengesellschaft.

10(u) Subscription Agreement dated April 22, 2003 between the company and Alpha Capital Aktiengesellschaft.

10(v) Secured Convertible Note in principal amount of $450,000 dated May 15, 2003 issued by the company to Carole Salkind.

10(w) Secured Convertible Note in principal amount of $1,692,463 dated May 22, 2003 issued by the company to Carole Salkind.

10(x) Memorandum of Understanding dated May 23, 2003 between Fairpoint Broadband, Inc. and Artera Group, Inc.

10(y) Secured Convertible Note in principal amount of $415,000 dated May 28, 2003 issued by the company to Carole Salkind.

10(z) Secured Convertible Note in principal amount of $2,449,812 dated June 12, 2003 issued by the company to Carole Salkind.

10(aa) Secured Convertible Note in principal amount of $435,000 dated June 12, 2003 issued by the company to Carole Salkind.

10(ab) Consulting Agreement dated June 12, 2003 between the company and Maple Industries, Inc.

10(ac) Secured Convertible Note in principal amount of $410,000 dated June 28, 2003 issued by the company to Carole Salkind.

10(ad) Secured Convertible Note in principal amount of $410,000 dated July 14, 2003 issued by the company to Carole Salkind.

10(ae) Secured Convertible Note in principal amount of $414,481 dated July 14, 2003 issued by the company to Carole Salkind.

10(af) Secured Convertible Note in principal amount of $410,000 dated July 28, 2003 issued by the company to Carole Salkind.

10(ag) Secured Convertible Note in principal amount of $414,750 dated July 28, 2003 issued by the company to Carole Salkind.

31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2003.

31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2003.

32(a) Certification of Form 10-Q for the quarterly period ended March 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 99(a) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

32(b) Certification of Form 10-Q for the quarterly period ended June 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------------

  (b)     Reports filed on Form 8-K:

          On April 4, 2003, the company filed a report on Form 8-K, dated April 4, 2003 disclosing financial results for the quarter and year ended December 31, 2002.

          On May 5, 2003, the company filed a report on Form 8-K, dated April 21, 2003 disclosing the agreement between our subsidiary Artera Group, Inc. and Avaya Inc.

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


Dated: August 14, 2003