Form 10-Q
period 2003-09-30
NCT GROUP INC
filed 2003-11-19
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _______________________

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       September 30, 2003
                                     -------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding as of November 13, 2003, was 641,970,392.

                                Table of Contents

                                                                                                              Page

Part I   Financial Information
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets at December 31, 2002 and September 30, 2003                      3
         (Unaudited)
         Condensed Consolidated Statements of Operations (Unaudited) and Condensed Consolidated
              Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months
              Ended September 30, 2002 and 2003                                                                 4
         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
              Ended September 30, 2002 and 2003                                                                 5
         Notes to the Condensed Consolidated Financial Statements (Unaudited)                                   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 26
Item 3.  Quantitative or Qualitative Disclosures About Market Risk                                             34
Item 4.  Controls and Procedures                                                                               34

Part II  Other Information

Item 1.  Legal Proceedings                                                                                     35
Item 2.  Changes in Securities and Use of Proceeds                                                             35
Item 6.  Exhibits and Reports on Form 8-K                                                                      40
Signatures                                                                                                     49


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Notes 1 and 6)


                                                                                        (in thousands, except share data)
                                                                                       December 31,          September 30,
                                                                                           2002                  2003
                                                                                    -------------------   --------------------
ASSETS                                                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                                                      $ 806                  $ 530
  Investment in available-for-sale marketable securities                                           102                    100
  Accounts receivable, net                                                                         245                    423
  Inventories, net                                                                                 622                    509
  Other current assets (includes $108 due from officer)                                            358                    289
                                                                                    -------------------   --------------------
            Total current assets                                                                 2,133                  1,851

Property and equipment, net                                                                        954                    681
Goodwill, net                                                                                    7,184                  7,184
Patent rights and other intangibles, net                                                         1,519                  1,314
Other assets                                                                                     1,779                  1,683
                                                                                    -------------------   --------------------
                                                                                              $ 13,569               $ 12,713
                                                                                    ===================   ====================
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                             $ 4,648                $ 3,267
  Accrued expenses (includes $1,242 and $1,951, respectively, related parties)                  16,916                 13,199
  Notes payable                                                                                  3,540                  3,222
  Current maturities of convertible notes (includes $14,206 and $24,662,
  respectively, related parties)                                                                18,460                 28,061
  Deferred revenue                                                                               2,877                  3,226
  Shares of subsidiary subject to exchange or conversion into a variable
  number of shares                                                                                   -                    737
  Other current liabilities                                                                      7,101                  7,244
                                                                                    -------------------   --------------------
            Total current liabilities                                                           53,542                 58,956
                                                                                    -------------------   --------------------

Long-term liabilities:
  Deferred revenue                                                                               2,675                  1,070
  Convertible notes                                                                                779                    675
  Other liabilities                                                                              1,557                  1,553
                                                                                    -------------------   --------------------
            Total long-term liabilities                                                          5,011                  3,298
                                                                                    -------------------   --------------------

Commitments and contingencies

Minority interest in consolidated subsidiaries                                                   8,689                  8,229
                                                                                    -------------------   --------------------

Capital deficit :
Preferred stock, $.10 par value, 10,000,000 shares authorized:
    Convertible series H preferred stock, issued and outstanding,
    1,800 and 1,725 shares, respectively                                                        18,377                 18,127
Common stock, $.01 par value, 645,000,000 shares authorized:
   issued and outstanding 483,474,345 and 641,970,392 shares, respectively                       4,835                  6,420
Additional paid-in capital                                                                     180,899                194,931
Accumulated other comprehensive loss                                                              (516)                  (680)
Accumulated deficit                                                                           (259,564)              (276,568)
Common stock payable, 29,248,170 and 3,029,608 shares, respectively                              2,296                      -
                                                                                    -------------------   --------------------
            Total capital deficit                                                              (53,673)               (57,770)
                                                                                    -------------------   --------------------
                                                                                              $ 13,569               $ 12,713
                                                                                    ===================   ====================

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)


                                                                             (in thousands, except per share amounts)
                                                                Three months ended September 30,     Nine months ended September 30,
                                                                ---------------------------------    -------------------------------
                                                                     2002              2003               2002              2003
                                                                ---------------    --------------    --------------   --------------
REVENUE:
  Technology licensing fees and royalties                         $   1,118          $     711         $   3,571         $   2,022
  Product sales, net                                                    552                446             2,132             1,322
  Advertising/media                                                      43                 33                55                53
  Engineering and development services                                    -                  -                24                25
                                                                ---------------    --------------    --------------   --------------
         Total revenue                                                1,713              1,190             5,782             3,422
                                                                ---------------    --------------    --------------   --------------

COSTS AND EXPENSES:
  Cost of product sales                                                 285                215             1,189               603
  Cost of advertising/media                                               5                  5                13                 9
  Cost of engineering and development services                            4                 25                 8                25
  Selling, general and administrative (includes $2,375,
   $941, $3,462,  and $3,755, respectively, related party                                                      -
   consulting expenses)                                               4,495              3,070            11,774            10,112
  Research and development                                            1,224                845             3,284             2,677
  Impairment of goodwill                                                  -                  -               300                 -
  Repurchased licenses, net (related party)                               -                  -             9,199                 -
  Other operating income                                               (341)               (80)             (609)             (102)
                                                                ---------------    --------------    --------------   --------------
         Total operating costs and expenses                           5,672              4,080            25,158            13,324
Non-operating items:
  Other (income) expense, net (includes related party
     expenses of $3,214, $618, $3,735 and $1,090, respectively)       4,682             (3,636)            6,613            (2,205)
  Interest expense, net (includes related party expenses
     of $2,247, $2,862, $4,046 and $7,638, respectively)              2,520              3,058             5,148             9,307
                                                                ---------------    --------------    --------------   --------------
         Total costs and expenses                                    12,874              3,502            36,919            20,426
                                                                ---------------    --------------    --------------   --------------

NET LOSS                                                          $ (11,161)         $  (2,312)        $ (31,137)        $ (17,004)

Less:  Beneficial conversion features                                     5                  -                46                 -
            Preferred stock dividends (Note 9)                          795                756             2,022             2,544
                                                                ---------------    --------------    --------------   --------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                          $ (11,961)         $  (3,068)        $ (33,205)        $ (19,548)
                                                                ===============    ==============    ==============   ==============

Basic and diluted loss per share attributable to
  common shareholders                                             $   (0.03)         $   (0.01)        $   (0.08)        $   (0.04)
                                                                ===============    ==============    ==============   ==============
Weighted average common shares outstanding -
  basic and diluted                                                 436,256            570,030           432,364            536,092
                                                                ===============    ==============    ==============   ==============


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
                                                                                           (in thousands)
                                                                 Three months ended September 30,    Nine months ended September 30,
                                                                ---------------------------------    -------------------------------
                                                                    2002               2003               2002              2003
                                                                ---------------    --------------    --------------   --------------

NET LOSS                                                          $ (11,161)         $  (2,312)        $ (31,137)        $ (17,004)
Other comprehensive income (loss):
  Currency translation adjustment                                         2               (158)               23              (162)
  Unrealized loss on marketable securities                              577                  7               (56)               (2)
                                                                ---------------    --------------    --------------   --------------
COMPREHENSIVE LOSS                                                $ (10,582)         $  (2,463)        $ (31,170)        $ (17,168)
                                                                ===============    ==============    ==============   ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 3)
(Unaudited)


                                                                                                  (in thousands)
                                                                                         Nine months ended September 30,
                                                                                         ---------------------------------
                                                                                              2002              2003
                                                                                         ---------------   ---------------
Cash flows from operating activities:
  Net loss                                                                                  $ (31,137)        $ (17,004)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                 903               571
    Common stock, warrants and options issued as consideration for:
      Compensation                                                                                169                 -
      Operating expenses (includes $3,357 and $3,665 of related party consulting,
      respectively)                                                                             4,666             3,746
    Provision for inventory                                                                      (564)             (105)
    Provision for doubtful accounts and uncollectible amounts                                       3                20
    Loss on disposition of fixed assets                                                             5                33
    Gain on settlement of lawsuit                                                                   -            (4,888)
    Finance costs associated with non-registration of common shares                             5,512             2,031
    Preferred stock dividends as interest                                                           -                 6
    Default penalty on notes (related party)                                                      313             1,090
    Amortization of discounts on notes (includes $1,724 and $3,208 related party
      amounts, respectively)                                                                    1,076             3,842
    Amortization of beneficial conversion feature on convertible notes (includes
      $1,472 and $3,027 related party amounts, respectively)                                    1,581             3,147
    Issuance of convertible note for placement fees                                                 -                40
    Repurchased licenses, net (related party)                                                   9,199                 -
    Impairment of goodwill                                                                        300                 -
    Costs of exiting activities                                                                   303                 -
    Realized loss on fair value of warrant                                                        135                 1
    Realized loss on available-for-sale securities                                                689                 -
    Settlement of debt                                                                              -              (231)
    Minority interest loss                                                                       (277)                -
    Changes in operating assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable                                                  157              (213)
      Decrease in inventories                                                                   1,060               218
      Decrease in other assets                                                                    218               163
      Increase in accounts payable and accrued expenses                                         1,508               983
      Decrease in other liabilities and deferred revenue                                       (3,558)           (1,120)
                                                                                         ---------------   ---------------
    Net cash used in operating activities                                                   $  (7,739)        $  (7,670)
                                                                                         ---------------   ---------------
Cash flows from investing activities:
    Capital expenditures                                                                    $       -         $    (127)
    Proceeds from sale of capital equipment                                                        11                 -
                                                                                         ---------------   ---------------
      Net cash provided by (used in) investing activities                                   $      11         $    (127)
                                                                                         ---------------   ---------------
Cash flows from financing activities:
    Proceeds from:
      Convertible notes and notes payable, net (Notes 5 and 6)                              $   8,324         $   7,820
      Sale of preferred stock, net                                                                110                 -
      Repayments of notes                                                                        (479)             (298)
                                                                                         ---------------   ---------------
      Net cash provided by financing activities                                             $   7,955         $   7,522
                                                                                         ---------------   ---------------
Effect of exchange rate changes on cash                                                     $      (1)        $      (1)
                                                                                         ---------------   ---------------
Net increase (decrease) in cash and cash equivalents                                              226              (276)
Cash and cash equivalents - beginning of period                                                   567               806
                                                                                         ---------------   ---------------
Cash and cash equivalents - end of period                                                   $     793         $     530
                                                                                         ===============   ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, NCT Group, Inc. and its subsidiaries are referred to as the "company," "we," "our," "us" or "NCT." The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and nine months ended September 30, 2003 and cash flows for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 contained in the company's Annual Report on Form 10-K.

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

     NCT has experienced substantial losses from operations since its inception, which cumulatively amounted to $276.6 million through September 30, 2003. Cash and cash equivalents amounted to $0.5 million at September 30, 2003, decreasing from $0.8 million at December 31, 2002. A working capital deficit of $57.1 million exists at September 30, 2003. NCT is in default of $3.0 million of its notes payable and $7.6 million of its convertible notes at September 30, 2003. Management believes that currently available funds will not be sufficient to sustain NCT at present levels. NCT's ability to continue as a going concern is dependent on funding from several sources, including available cash and cash equivalents and cash inflows generated from its revenue sources, particularly technology licensing fees and royalties and product sales. The level of realization of funding from our revenue sources is presently uncertain. If anticipated revenue does not generate sufficient cash, management believes additional working capital financing must be obtained. We are attempting to raise additional capital through debt and equity financing in order to fund operations. There is no assurance any of the financing is or would become available.

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

     The accompanying condensed consolidated financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at September 30, 2003 about the company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

2.   Recent Accounting Pronouncements:

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS

No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period commencing after June 15, 2003. Effective July 1, 2003, we adopted SFAS No. 150 and the effect on our condensed consolidated balance sheet was as follows: a $0.6 million decrease in minority interest in consolidated subsidiaries, a $0.1 million decrease in additional paid-in capital and a $0.7 million increase in current liabilities (see Note 7).

3.   Other Financial Data:

Balance Sheet Items:

     Investments in marketable securities include available-for-sale securities at market value. The following table displays the market value, cost basis, and realized/unrealized gain (loss) of the company's available-for-sale securities (in thousands):


                            Cost                                      Market          Adjusted                       Market
                           Basis        Realized     Unrealized       Value          Cost Basis      Unrealized       Value
                          01/01/02        Loss          Loss         12/31/02         01/01/03       Gain (Loss)    09/30/03
                         -----------  ------------- --------------  -----------     --------------  ------------- --------------

Available-for-sale:
   ITC                      $ 798         $ (689)         $ (15)        $ 94             $ 109          $ (20)         $ 89
   Teltran                     84            (76)             -            8                 8              3            11
                         -----------  ------------- --------------  -----------     --------------  ------------- --------------
     Totals                 $ 882         $ (765)         $ (15)       $ 102             $ 117          $ (17)        $ 100
                         ===========  ============= ==============  ===========     ==============  ============= ==============

     The company reviews declines in the value of its investments when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. The company considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary.

     Accounts receivable comprise the following (in thousands):


                                            December 31,          September 30,
                                                2002                  2003
                                         --------------------  -----------------
Technology license fees and royalties           $  268              $  434
Joint ventures and affiliates                       34                  34
Other receivables                                  283                 315
                                         --------------------  -----------------
                                                $  585              $  783
Allowance for doubtful accounts                   (340)               (360)
                                         --------------------  -----------------
     Accounts receivable, net                   $  245              $  423
                                         ====================  =================


     Inventories comprise the following (in thousands):


                                                   December 31,    September 30,
                                                      2002             2003
                                                 ---------------  --------------
Finished goods                                      $   799          $   631
Components                                              227              177
                                                 ---------------  --------------
                                                    $ 1,026          $   808
Reserve for obsolete and slow moving inventory         (404)            (299)
                                                 ---------------  --------------
     Inventories, net                               $   622          $   509
                                                 ===============  ==============

     Other current assets comprise the following (in thousands):


                                                   December 31,    September 30,
                                                      2002             2003
                                                 ---------------  --------------

Notes receivable                                    $ 1,000          $ 1,000
Due from officer (Note 10)                              108              108
Other                                                   250              181
                                                 ---------------  --------------
                                                    $ 1,358          $ 1,289
Reserve for uncollectible amounts                    (1,000)          (1,000)
                                                 ---------------  --------------
   Other current assets                               $ 358          $   289
                                                 ===============  ==============


     Other assets (long-term) comprise the following (in thousands):


                                                   December 31,    September 30,
                                                     2002              2003
                                                 ---------------  --------------

Marketable ITC securities                           $ 1,320          $ 1,320
Advances and deposits                                    75               74
Deferred charges                                        353              258
Other                                                    31               31
                                                 ---------------  --------------
   Other assets (classified as long-term)           $ 1,779          $ 1,683
                                                 ===============  ==============


     Property and equipment comprise the following (in thousands):


                                                   December 31,    September 30,
                                                     2002              2003
                                                 ---------------  --------------
Machinery and equipment                             $ 2,027          $ 2,124
Furniture and fixtures                                  642              654
Leasehold improvements                                  972              977
Tooling                                                 631              632
Other                                                   478              618
                                                 ---------------  --------------
                                                    $ 4,750          $ 5,005
Accumulated depreciation                             (3,796)          (4,324)
                                                 ---------------  --------------
     Property and equipment, net                    $   954          $   681
                                                 ===============  ==============


     Accrued expenses comprise the following (in thousands):


                                                   December 31,    September 30,
                                                     2002              2003
                                                 ---------------  --------------
Non-registration fees                              $  7,005         $  2,823
Interest                                              2,214            2,590
Judgments                                             2,124            2,072
Default penalties                                       288              412
Other                                                 5,285            5,302
                                                 ---------------  --------------
    Accrued expenses                               $ 16,916         $ 13,199
                                                 ===============  ==============

     Deferred revenue comprise the following (in thousands):


                                                   December 31,    September 30,
                                                     2002              2003
                                                 ---------------  --------------
NXT                                                 $ 4,815          $ 3,210
FairPoint                                               143              479
Other                                                   594              607
                                                 ---------------  --------------
                                                    $ 5,552          $ 4,296
Less: amount classified as current                   (2,877)          (3,226)
                                                 ---------------  --------------
     Deferred revenue (classified as long-term)     $ 2,675          $ 1,070
                                                 ===============  ==============


     As of September 30, 2003, we do not expect to realize any cash from revenue that has been deferred.

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

     On May 23, 2003, FairPoint Broadband and Artera entered into a memorandum of understanding noting their mutual intent to amend, amend and restate or enter into a new agreement to supersede the October 11, 2002 exclusive marketing license agreement with respect to the royalties FairPoint will be obligated to pay Artera and other matters. The memorandum of understanding provides that if Artera and FairPoint do not execute a new agreement by June 30, 2003, then, from July 1, 2003 to July 15, 2003, either party may terminate the October 11, 2002 license agreement via written notice to the other. If such termination occurs, Artera shall be deemed to have waived its right to license fees (but not royalties) from FairPoint for the period after April 30, 2003. The parties did not execute a new agreement by June 30, 2003 but neither party gave written notice of termination by July 15, 2003. However, we anticipate that Fairpoint will not continue to pay the license fee after April 30, 2003. The parties continue to negotiate a new agreement to amend or replace the October 11, 2002 agreement pursuant to their mutual intent. We have recorded approximately $58,900 of revenue (through April 30, 2003 for the Fairpoint license fee portion of the October 11, 2002 agreement), which has been reduced to zero for a portion of the value of the warrant for the nine months ended September 30, 2003. The measurement of the warrant and treatment as a contra-revenue item were in accordance with Emerging Issues Task Force (EITF) Issue Nos. 96-18, 00-18 and 01-9. The remaining Fairpoint license fee through April 30, 2003 is reflected as deferred revenue at September 30, 2003.

     Other current liabilities comprise the following (in thousands):



                                                                 December 31,         September 30,
                                                                     2002                  2003
                                                            -------------------   -------------------
License reacquisition payable                                      $   4,000             $   4,000
Development fee payable                                                  650                   650
Royalty payable                                                        1,695                 1,679
Due to selling shareholders of Theater Radio Network                     557                   557
Due to L&H                                                               100                   100
Loan advance by investor                                                  65                   230
Other                                                                     34                    28
                                                            -------------------   -------------------
    Other current liabilities                                      $   7,101             $   7,244
                                                            ===================   ===================


     On September 23, 2003, the founding stockholders of Midcore made an election to accept payment of the $1.7 million royalty due them in NCT common stock. The election and calculation of the number of shares were provided for in the Agreement and Plan of Merger dated August 29, 2000 under which NCT acquired Midcore. This calculation is based upon the average closing bid price for the ten days immediately preceding August 29, 2003 (the look back date), or $0.04914 per share. NCT is obligated to issue 34.2 million shares of its common stock to fulfill its royalty obligation included in other current liabilities at September 30, 2003. The shares have not yet been issued because we do not have enough authorized shares. In addition, we are obligated to issue 26.2 million shares (the look back shares) of NCT common stock to the founding stockholders of Midcore because the value of shares issued upon the acquisition of Midcore, related to a price guarantee, was less than $1.5 million on the third anniversary of the acquisition. The additional shares have not been issued to date because we do not have enough authorized shares. This issuance of additional common stock based on a reduction in security prices will not affect the cost of the acquired company in accordance with SFAS No. 141. We will record the current fair value of the additional consideration issued and simultaneously reduce the amount previously recorded for securities issued at the date of acquisition.

     Other liabilities (long-term) comprise the following (in thousands):


                                                   December 31,    September 30,
                                                     2002              2003
                                                 ---------------  --------------
Due to ITC                                          $ 1,422          $ 1,422
Other                                                   135              131
                                                 ---------------  --------------
     Other liabilities (classified as long-term)    $ 1,557          $ 1,553
                                                 ===============  ==============


Statements of Operations Information:

     Other operating income comprise the following (in thousands):



                                                Three months ended          Nine months ended
                                                  September 30,                September 30,
                                            ------------------------      ----------------------
                                              2002           2003            2002          2003
                                            ----------   -----------      ----------   ---------
  Minority share of loss in subsidiary          $ (74)          $ -          $ (277)        $ -
  Settlement of accounts payable                    -           (31)              -         (49)
  Other                                          (267)          (49)           (332)        (53)
                                            ----------   -----------      ----------   ---------
     Total other operating income              $ (341)        $ (80)         $ (609)     $ (102)
                                            ==========   ===========      ==========   =========

     Non-operating other (income) expense, net comprise the following (in thousands):



                                                              Three months ended                 Nine months ended
                                                                September 30,                      September 30,
                                                        ----------------------------       ------------------------------
                                                           2002             2003               2002             2003
                                                        ------------   -------------       ------------    --------------
  Finance costs associated with non-registration
    of common shares                                       $ 3,700        $   613             $ 5,512         $ 2,031
  Settlement of notes payable                                    -              -                   -             (27)
  Litigation settlement (Note 12)                                -         (4,888)                  -          (5,317)
  Depreciation in fair value of warrant                          5              -                 135               1
  Other-than-temporary decline in value of securities
    available-for-sale                                         689              -                 689               -
  Default penalties on debt                                    288            618                 313           1,090
  Other                                                          -             21                 (36)             17
                                                        ------------   -------------       ------------    --------------
   Total non-operating other (income) expense, net         $ 4,682        $ (3,636)           $ 6,613         $(2,205)
                                                        ===========    =============       ============    ==============


     We include losses from our majority-owned subsidiaries in our condensed consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of such minority shareholders' interests. Losses in excess of that amount are borne by NCT. Such amounts from our Pro Tech Communications, Inc. subsidiary borne by NCT for the three and nine months ended September 30, 2003 were approximately
$35,000 and $126,000, respectively. Future earnings of our majority-owned subsidiaries otherwise attributable to minority shareholders' interests will be allocated again to minority shareholders only after future earnings are sufficient to recover the cumulative losses previously absorbed by NCT ($2.1 million at September 30, 2003).

Supplemental Cash Flow Disclosures:



                                                                                                  (in thousands)
                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                           -----------------------------
Supplemental disclosures of cash flow information:                                             2002           2003
                                                                                           -------------   -------------
Cash paid during the year for:
  Interest                                                                                   $     17        $    35
                                                                                           =============   =============
Supplemental disclosures of non-cash investing and financing activities:
   Unrealized holding loss on available-for-sale securities                                  $    (56)       $    (2)
                                                                                           =============   =============
  Issuance of common stock upon conversion of preferred stock and dividends                  $      -        $   785
                                                                                           =============   =============
  Issuance of common stock upon conversion of convertible notes                              $    375        $     -
                                                                                           =============   =============
  Issuance of common stock upon exchange of convertible notes of subsidiary                  $    200        $ 1,754
                                                                                           =============   =============
  Issuance of common stock to fulfill common stock payable obligation                        $      -        $ 2,296
                                                                                           =============   =============
  Issuance of common stock to settle litigation                                              $      -        $ 4,125
                                                                                           =============   =============
  Finance costs associated with non-registration of common shares
   on preferred stock of subsidiary                                                          $      -        $ 1,749
                                                                                           =============   =============
  Issuance of series H preferred stock in exchange for previously accrued
   acquisition of subsidiary                                                                 $ 14,000        $     -
                                                                                           =============   =============
  Property and equipment financed through capitalized leases and notes payable               $     15        $     -
                                                                                           =============   =============

4.   Stockholders' Capital Deficit:

     The changes in stockholders' capital deficit during the nine months ended September 30, 2003 were as follows (in thousands):



                                                          Series H                                                  Accumulated
                                                        Convertible                                 Additional         Other
                                                      Preferred Stock         Common Stock           Paid-in        Comprehensive
                                                     -----------------      ------------------
                                                     Shares     Amount      Shares      Amount        Capital            Loss
                                                     -----------------      ------------------      ----------      -------------
Balance at December 31, 2002                            2    $  18,377      483,474     $4,835      $ 180,899         $  (516)
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                             -          535            -          -           (535)              -
Conversion of preferred stock                           -         (785)      23,058        231            554               -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders                     -            -            -          -           (260)              -
Charges for the non-registration of the
  underlying shares of NCT to subsidiary
  preferred shareholders                                -            -            -          -         (1,749)              -
Reversal of redemption adjustment
  on subsidiary preferred                               -            -            -          -            125               -
Exchange of subsidiary convertible debt
  for common stock                                      -            -       42,093        421          1,333               -
Shares issued for settlement
  obligations/prepayments                               -            -       93,345        933          5,488               -
Warrants issued in conjunction with
  convertible debt                                      -            -            -          -          2,873               -
Beneficial conversion feature on
  convertible debt                                      -            -            -          -          2,609               -
Net loss                                                -            -            -          -              -               -
Accumulated other comprehensive
  income (loss)                                         -            -            -          -              -            (164)
Compensatory stock options and warrants                 -            -            -          -          3,746               -
Adjustment of monetary value on subsidiary
  shares upon adoption of SFAS 150                      -            -            -          -           (138)              -
Expenses related to sale of stock                       -            -            -          -            (14)              -
                                                     -----------------      ------------------      ----------      -------------
Balance at September 30, 2003                           2     $ 18,127      641,970     $6,420      $ 194,931         $  (680)
                                                     =================      ==================      ==========      =============




                                                          Accumu-       Common
                                                           lated         Stock
                                                          Deficit       Payable       Total
                                                        -----------    ---------    ----------
Balance at December 31, 2002                            $ (259,564)    $  2,296     $ (53,673)
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                                      -            -             -
Conversion of preferred stock                                    -            -             -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders                              -            -          (260)
Charges for the non-registration of the
  underlying shares of NCT to subsidiary
  preferred shareholders                                         -            -        (1,749)
Reversal of redemption adjustment
  on subsidiary preferred                                        -            -           125
Exchange of subsidiary convertible debt
  for common stock                                               -            -         1,754
Shares issued for settlement
  obligations/prepayments                                        -       (2,296)        4,125
Warrants issued in conjunction with
  convertible debt                                               -            -         2,873
Beneficial conversion feature on
  convertible debt                                               -            -         2,609
Net loss                                                   (17,004)           -       (17,004)
Accumulated other comprehensive
  income (loss)                                                  -            -          (164)
Compensatory stock options and warrants                          -            -         3,746
Adjustment of monetary value on subsidiary
  shares upon adoption of SFAS 150                               -            -          (138)
Expenses related to sale of stock                                -            -           (14)
                                                        -----------    ---------    ----------
Balance at September 30, 2003                           $ (276,568)    $      -     $ (57,770)
                                                        ===========    =========    ==========

5.   Notes Payable:


(in thousands)
                                                                                       December 31,        September 30,
                                                                                           2002                 2003
                                                                                   ------------------  -------------------
Logical eBusiness Solutions Limited (f/k/a DataTec) (a)                                 $ 2,414              $ 2,491
    Obligation of subsidiary to a prior owner of Web Factory;
    past due; interest accrues at 4% per annum above the base rate of National Westminister Bank plc
Note due investor (a)                                                                       385                  385
    Interest at 8% per annum payable at maturity;  Effective interest rate of 68.1% per annum related to the issuance of warrants; due April 7, 2003
Note due stockholder of subsidiary                                                          171                  149
    Interest at 8.5% per annum; monthly payments (including interest)
    of $3.5 through May 2003, remainder matures June 27, 2003.
    Remainder rolled into note bearing interest at 8.5% per annum; monthly payments (including interest) of $3.5 through May 2004, remainder matures June 27, 2004.
Top Source Automotive                                                                       204                    -
    Default interest rate accrues at two times prime;
    included in settlement (see Note 12)
Notes due former employees (a)                                                              116                  100
    $100 bears interest at 8.25% per annum, compounded annually
Other financings                                                                            284                   97
    Interest ranging from 7% to 9% per annum;
    $35 due July 15, 2003 (a); $62 all other
                                                                                   ------------------  -------------------
                                                                                        $ 3,574              $ 3,222
Less: unamortized debt discounts                                                            (34)                   -
                                                                                   ------------------  -------------------
                                                                                        $ 3,540              $ 3,222
                                                                                   ==================  ===================


     Footnote:
     (a)  Notes payable are in default due to nonpayment.

6.   Convertible Notes:




(in thousands)
                                                                                             December 31,      September 30,
                                                                                                 2002              2003
                                                                                             ------------      -------------
Issued to Carole Salkind - related party (a)                                                   $ 18,064            $ 27,167
     Weighted average effective interest rate of 46.2% per annum; accrues interest at 8% per annum; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.029 - $0.077 or exchangeable for common stock of NCT subsidiaries except Pro Tech; maturing for the quarter ending:
          December 31, 2003        $14,254
          March 31, 2004            11,563
          June 30, 2004              1,350
8% Convertible Notes (b)                                                                            976               1,651
     Weighted average effective interest rate of 20.6% per annum;
     convertible into NCT common stock at various rates; matures:
          March 14, 2002           $    17
          April 12, 2002                 9
          January 10, 2004             550
          March 11, 2004               400
          April 22, 2005               235
          September 4, 2005            440
6% Convertible Notes (c)                                                                          4,228               2,474
     Weighted average effective interest rate of 85.8% per annum;
     convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
          January 9, 2002          $   818
          April 4, 2002                325
          May 25, 2002                  81
          June 29, 2002              1,250
                                                                                             ------------      -------------
                                                                                               $ 23,268            $ 31,292
Less: unamortized debt discounts                                                                 (4,029)             (2,556)
Less: amounts classified as long-term                                                              (779)               (675)
                                                                                             ------------      -------------
                                                                                               $ 18,460            $ 28,061
                                                                                             ============      =============


Footnotes:

(a) During the nine months ended September 30, 2003, NCT issued an aggregate of $18.8 million of convertible notes to Carole Salkind, who is a shareholder of NCT, an accredited investor and the spouse of a former director of NCT. During the nine months ended September 30, 2003, we defaulted on payment of notes dated January 11, 2002, January 25, 2002, February 27, 2002, March 1, 2002, May 2, 2002, May 29, 2002, June 2, 2002, November 21, 2002, July 3, 2002,
July 15,  2002,  July 23,  2002,  August 14,  2002 and  August  29,  2002 for an
aggregate principal amount of $9.7 million. The principal on these notes was rolled into new notes in 2003 along with $1.0 million of default penalties, $0.9 million of accrued interest and an aggregate of $7.2 million new funding from Carole Salkind. During the nine months ended September 30, 2003, we recorded original issue discounts of $2.3 million to the notes based upon the relative fair values of the debt and warrants issued to Ms. Salkind (see Note 9). In addition, beneficial conversion features totaling $2.6 million have been recorded as a discount to the notes. These discounts are being amortized over the term of the related notes. For the nine months ended September 30, 2003, $6.2 million of amortization related to these discounts is classified as interest expense in our condensed consolidated statement of operations. Unamortized discounts of $2.5 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of September 30, 2003. The convertible note dated February 27, 2002 for $0.8 million was collateralized by an interest in specific assets of our subsidiary, NCT Video. This interest was rolled over into a convertible note dated March 13, 2003 for $1.0 million. The default provisions in these notes impose a penalty of 10% of the principal amount in default and default interest from the date of default at the stated interest rate plus 5%. The defaults of $2.9 million at December 31, 2002 (related to a judgment in an unrelated case entered against NCT and DMC in excess of the permitted maximum of $0.25 million) were extinguished when the notes were rolled over during the first quarter of 2003. As of September 30, 2003, we are in default of two notes dated September 9, 2002 and September 30, 2002 for an aggregate principal of $4.1 million. These defaults have subsequently been cured (see Note 14).

(b) Notes totaling approximately $26,000 are convertible at 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.6 million is convertible at the lower of $0.07 per share or 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.4 million is convertible at $0.0647 per share; a note totaling $0.2 million is convertible at $0.04 per share and notes totaling approximately $0.4 million are convertible at 80% of the average of the closing bid price for the five days preceding conversion. The convertible note for $0.6 million is collateralized by substantially all of the assets of our subsidiary, Artera Group. Beneficial conversion features had been recorded as a discount to the notes and are being amortized over the term of the notes. For the nine months ended September 30, 2003, $0.1 million of amortization related to these discounts is classified as interest expense in our condensed consolidated statement of operations. Unamortized discounts of $0.1 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of September 30, 2003. We did not fulfill registration obligations and recorded finance costs associated with non-registration of common shares of $0.1 million for the nine months ended September 30, 2003 (see Note 3 - Non-operating other (income) expense, net). The company settled $0.1 million of accrued interest payable and approximately $0.1 million of accrued non-registration fees payable on convertible notes with four holders through April 7, 2003 (see Note 12). The notes included in the settlement are accruing interest from April 7, 2003 at the stated rate of 8%. The company did not repay convertible notes aggregating approximately $26,000 upon maturity, which are in default for non-payment. In addition, on convertible notes aggregating approximately $1.0 million, we are in default due to a cross default clause.

(c) Principal of $1.8 million was exchanged for NCT stock during the nine months ended September 30, 2003 (see Note 10). Convertible notes totaling $1.9 million are collateralized by substantially all of the assets of our subsidiary, Artera Group. We were obligated to register additional shares at various dates during 2001, which, despite our best efforts, we were unable to accomplish. As a result, we have recorded finance costs associated with non-registration of common shares of $1.9 million for the nine months ended September 30, 2003 (see
Note 3 - Non-operating other (income) expense, net). The company settled $0.8 million of accrued interest payable and approximately $4.6 million of accrued non-registration fees payable on convertible notes with four holders through April 7, 2003 (see Note 12). The notes included in the settlement are accruing interest from April 7, 2003 at the stated rate of 6%. The aggregate outstanding principal amount of approximately $2.5 million is in default for non-payment. These notes are senior debt of our subsidiary, Artera Group, Inc.

7.   Shares of Subsidiary Subject to Exchange into a Variable Number of Shares:

Pro Tech Communications, Inc. Preferred Stock

     Upon adoption of SFAS No. 150 on July 1, 2003, 550 shares in the aggregate of Pro Tech series A and B convertible preferred stock were outstanding with exchange rights into NCT common stock valued at $0.6 million, which was reclassified from minority interest in consolidated subsidiaries to current liabilities on our condensed consolidated balance sheet at a monetary value of $0.7 million. An adjustment of monetary value on subsidiary shares of approximately $0.1 million was charged to additional paid-in capital to reflect the fair value of the shares required to be issued upon exchange.

     For the three and nine months ended September 30, 2003, we calculated the 4% dividends earned by holders of the Pro Tech series A convertible preferred stock and the Pro Tech series B convertible preferred stock at approximately $6,000. Following adoption of SFAS No. 150 on July 1, 2003, this amount is included in interest expense, net.

     The monetary value of Pro Tech series A and B preferred stock was $0.7 million in our condensed consolidated balance sheet at September 30, 2003, which is comprised of $0.7 million of shares plus the accrued dividends of approximately $49,000. NCT would have to issue approximately 14.8 million shares of our common stock if settlement of the stated value had occurred as of September 30, 2003. NCT has the option to settle the accrued dividends in cash or common stock. As of September 30, 2003, settlement in common stock for the accrued dividends would require issuance of approximately 1.3 million shares of our common stock. There is no limit on the number of shares that NCT could be required to issue upon exchange of the Pro Tech series A and B preferred stock.

8.   Commitments and Contingencies:

     On July 25, 2002, NCT and Crammer Road LLC entered into a private equity credit agreement and related registration rights agreement. This equity credit agreement provides that shares of up to $50 million of our common stock may be sold to Crammer Road pursuant to put notices delivered by NCT. The credit agreement obligates NCT to put a minimum of $5 million of its common stock (the minimum commitment) to Crammer Road for cash. The agreement provides for a discount to market of 10% on the puts. Our put notices are to commence after we have an effective registration statement covering 112% of the shares needed for $50 million of puts (among other conditions). If we fail to issue shares for the minimum commitment during the commitment period (which terminates 24 months after effectiveness of a resale registration statement relating to the shares or earlier as described in the agreement), we must pay Crammer Road, in immediately available funds, an amount as described in the agreement (the maximum would be $500,000).

9.   Capital Stock:

Authorized Capital Stock

Common shares available for future issuance

     At September 30, 2003, the shares of common stock required to be reserved were 2,500,842,599 calculated at the $0.046 common stock price on that date (or the discount therefrom as allowed under the applicable exchange or conversion agreements). At the September 30, 2003 common stock price of $0.046, our common shares issued and required to be reserved for issuance exceeded the number of shares authorized at that date. As such, NCT will seek shareholder approval of an amendment to its Restated Certificate of Incorporation to increase the number of shares of common stock authorized for NCT.

     During the three months ended September 30, 2003, NCT received requests to issue shares of its common stock that it could not fulfill because the requests were in excess of the number of shares of common stock currently authorized. As such, we have included 3,029,608 shares (the remaining number authorized) in our weighted average common shares outstanding on the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2003. Shares issuable under the above requests, but not included in shares payable as described have also not been included in the calculation of weighted average shares used in the net loss per share as such inclusion would be anti-dilutive.

Shares Issued for Settlements

     Pursuant to the settlement agreement between NCT and West Nursery Holding Limited Partnership, on or about April 1, 2003, the company issued 1,248,170 shares of its common stock (i.e., $56,000 in stock priced at $0.0448 per share) to West Nursery (see Note 12).

     Pursuant to the settlement agreement between NCT, Distributed Media Corporation and Mesa Partners, Inc., on or about April 11, 2003, NCT issued 2,321,263 shares of its common stock (i.e., $125,000 in stock priced at $0.05385 per share) to Mesa (see Note 12).

     On or about May 8, 2003, the company issued to Crammer Road LLC the remaining 28,000,000 shares that were issuable under the October 30, 2002 settlement agreement between the parties (see Note 12).

     Pursuant to the settlement agreement dated April 7, 2003 between NCT, Artera Group, Inc. and Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore S.A. and Libra Finance S.A., on September 18, 2003, NCT issued 61,776,067 shares of its common stock (i.e., $4,000,000 in stock priced at $0.06475 per share) to the plaintiffs (see Note 12).

Shares Issued upon Conversion or Exchange of Indebtedness

     During the nine months ended September 30, 2003, $1.8 million of the 6% convertible notes were exchanged for 42,092,786 shares of NCT's common stock. At September 30, 2003, $2.5 million of the 6% convertible note principal is exchangeable for NCT common stock.

NCT Group, Inc. Preferred Stock

     On March 10, 2003, NCT amended the number of designated shares of series H convertible preferred stock from 1,800 shares to 2,100 shares.

     For the three and nine months ended September 30, 2003, 75 shares of series H preferred stock along with accrued dividends totaling approximately $0.8 million were converted into 23,057,761 shares of NCT's common stock.

     For the nine months ended September 30, 2003, we calculated the 4% dividends earned by the holder of the series H preferred stock at $0.5 million. This amount is included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

Artera Group, Inc. Preferred Stock

     NCT is obligated to register shares of its common stock for the exchange of 4,276 shares of Artera series A preferred stock. For the nine months ended September 30, 2003, we incurred charges of approximately $1.7 million for non-registration of the underlying shares of NCT common stock. As a result of a settlement of a legal action, which included $3.3 million of accrued non-registration fees payable relating to our inability to register the shares, we recorded a gain of $2.0 million for the three and nine months ended September 30, 2003 included in non-operating other (income) expense, net (see Note 12). Under the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera series A preferred stock by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera series A preferred stock received an additional right to exchange into NCT preferred stock (a series to be designated) upon thirty days prior written notice. For the nine months ended September 30, 2003, we calculated the 4% dividends earned by holders of the 8,299 shares outstanding of Artera series A preferred stock at approximately $0.2 million. The non-registration charge and dividends are included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

Pro Tech Communications, Inc. Preferred Stock

     Prior to the adoption of SFAS No. 150, for the nine months ended September 30, 2003, we calculated the 4% dividends earned by holders of the Pro Tech series A convertible preferred stock and the Pro Tech series B redeemable convertible preferred stock at approximately $11,000. This amount is included in preferred stock dividends and in the calculation of loss attributable to common stockholders.

     As of December 31, 2002, under the terms of the Pro Tech series B convertible preferred stock agreement dated July 30, 2001, the holder of those shares may have had a right to require Pro Tech to redeem the shares and any such redemption would not have been within the sole control of Pro Tech. The redemption value was 125% of the stated value of $0.5 million or $125,000. Accordingly, approximately $0.1 million redemption adjustment was recorded during 2001 increasing the minority interest in consolidated subsidiaries. On April 10, 2003, NCT and Pro Tech entered into an agreement with the holder of the series B preferred stock whereby the holder agreed to waive certain requirements of the registration rights agreement relating to the series B preferred stock. This waiver released Pro Tech from the requirement to register shares of Pro Tech's common stock for the conversion of the series B preferred stock. This cancelled the triggering event, which may have placed the redemption of the series B preferred stock at the holder's option. With the signing of this agreement, such redemption is now within the control of Pro Tech. Pro Tech was no longer required to carry the series B preferred stock at 125% of the stated value. Accordingly, approximately $0.1 million redemption adjustment was reversed during the nine months ended September 30, 2003.

Options

     For the nine months ended September 30, 2003, we granted non-plan options to purchase an aggregate of 125,550,000 shares of our common stock at exercise prices ranging from $0.029 to $0.052 as partial consideration for consulting services. We estimated the fair value of these options using the following assumptions in applying the Black-Scholes option pricing model: dividend yield of 0%; risk-free interest rates ranging from 1.39% to 2.25%; volatility of 100%; and an expected life of five years. For the nine months ended September 30, 2003, we recorded a $3.6 million charge for the fair value of these options as consulting services classified as selling, general and administrative expense (see Note 10).

     On September 10, 2003, pursuant to NCT's 2001 Stock and Incentive Plan, the Board of Directors granted seven-year options to purchase shares of NCT common stock to directors, officers and employees in the aggregate amount of 26,290,000 shares at an exercise price of $0.054, the fair market value of shares of NCT common stock on the date of grant. These grants to directors, officers and employees were made subject to the approval by the company's stockholders of sufficient increases in the number of shares of common stock (1) authorized and (2) covered by the 2001 Plan. At the time of such stockholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved. On September 10, 2003, the Board of Directors deemed all options granted to directors, officers and employees on October 25, 2002 as fully vested pending the stockholder approval noted above. Although the acceleration of vesting schedules was a modification of the original grants, there was no accounting consequence because the market price on the date of the modification was lower than the original exercise price of the grants.

Warrants

     For the nine months ended September 30, 2003, in conjunction with the issuance of convertible notes, NCT issued Carole Salkind warrants to acquire an aggregate of 83,925,579 shares of its common stock at exercise prices ranging from $0.029 to $0.055 per share. The fair value of these warrants was approximately $2.6 million (determined using the Black-Scholes option pricing model). Based upon allocation of the relative fair values of the instruments, we recorded a discount to the convertible notes issued to Carole Salkind of $2.3 million for the nine months ended September 30, 2003.

     On May 30, 2003, a warrant issued to Alpha Capital on December 6, 2002 to acquire an aggregate of 15,000,000 shares of our common stock at an exercise price of $0.01 per share vested. The vesting was contingent upon the following:
(a) NCT failing to pay by April 7, 2003 (later extended to May 30, 2003) any amount owed by it to Alpha under the promissory note, dated December 6, 2002, in the principal amount of $385,000, and (b) NCT failing to pay or otherwise discharge by April 7, 2003 (later extended to May 30, 2003) any amount owed by NCT under the registration penalty provisions of various 2001 and 2002 agreements of NCT. Both of these events occurred and we recorded the fair value of this warrant (calculated as of May 30, 2003) as interest expense of $0.6 million (determined using the Black-Scholes option pricing model) for the nine months ended September 30, 2003 as a result of this vesting. On September 4, 2003, 2,500,000 shares of the warrant issued to Alpha Capital on December 6, 2002 were cancelled resulting in no accounting effect.

     On June 5, 2003, a warrant was issued, pursuant to an amended finders agreement of the same date, to acquire an aggregate of 2,250,000 shares of our common stock at an exercise price of $0.048 per share. The fair value of this warrant was approximately $0.1 million (determined using the Black-Scholes option pricing model). We recorded a charge of $0.1 million included in selling, general and administrative expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2003.

     On July 14, 2003, a warrant was issued, pursuant to a letter agreement of the same date, to acquire an aggregate of 750,000 shares of our common stock at an exercise price of $0.0312 per share. The fair value of this warrant was less than $0.1 million (determined using the Black-Scholes option pricing model). We recorded a charge of less than $0.1 million as consulting services included in selling, general and administrative expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2003 (see Note
10).

10.  Related Parties:

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

Spyder Technologies Group, LLC

     On September 1, 2003, Artera Group, Inc. entered into a master distributor agreement with Spyder Technologies Group, LLC under which Spyder will distribute the Artera Turbo service on a non-exclusive basis in the United States, Canada, South America and Central America. With respect to the United States, this agreement was an amendment of an agreement dated October 29, 2002. The term of the new agreement is five years.

Royalties to Artera are based on distribution volume and on the precise support services provided by Artera. The royalty formulas and other material terms and conditions in this agreement are comparable to those used by Artera with similarly situated, unrelated master distributors.

     On September 1, 2003, Artera Group, Inc. entered into a reseller agreement with Spyder Technologies Group, LLC under which Spyder will resell the Artera Turbo service in the United States, Canada, South America and Central America. The term of the agreement is one year with possible renewals. Royalties to Artera vary based upon the volume of Spyder's resales and on the precise support services provided by Artera. The royalty formulas and other material terms and conditions in this agreement are comparable to those used by Artera with similarly situated, unrelated resellers.

     In addition, from time to time on an "as needed" basis, Spyder provides technical consulting services to Artera pertaining to Artera Turbo. Artera paid Spyder an aggregate of $56,260 in technical consulting fees for the nine months ended September 30, 2003.

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

SpringerRun, Inc.

     On July 2, 2003, NCT entered into a consulting agreement with SpringerRun, Inc., under which SpringerRun provides consulting services to NCT and its subsidiaries, consisting primarily of raising capital and debt financing, identifying potential joint ventures and other strategic transactions and finding distributors, licensees and end users for products and technologies. The term of the SpringerRun agreement is one year, with possible renewals. Under the agreement, NCT will pay SpringerRun the following: for capital raised, 6% of the amount thereof plus 5% of the amount thereof in warrants to purchase NCT stock; for debt financing raised, 1% of the amount thereof; for joint ventures or distribution license or end user agreements entered into, 7% of NCT's net revenues therefrom for three years, 5% thereafter. In lieu of cash, some of the compensation described above may, at SpringerRun's request and if agreed to by NCT, be given as stock of NCT or of a joint venture entered into by NCT. The compensation formula and other material terms and conditions in this agreement are comparable to those used by NCT with similarly situated, unrelated consultants. To date, NCT has not paid SpringerRun any compensation under the agreement, and none is owed to it. John McCloy II, a Director of NCT, is Chairman, Chief Executive Officer, a Director and a 40% shareholder of SpringerRun. John McCloy II's son John McCloy III is President, Treasurer, Secretary, a Director and a 25% shareholder of SpringerRun. John McCloy II's son Rush McCloy is a 25% shareholder of SpringerRun.

Indebtedness of Management

     Effective May 1, 2002, Jonathan M. Charry, Ph.D., NCT's Senior Vice President, Corporate Development, entered into a promissory note due January 15, 2003 for a principal amount owed to NCT of $107,960. The due date of this note represents an extension from May 1, 2002 which itself was a product of prior extensions. This note went into default on January 15, 2003. NCT is seeking to collect on the May 1, 2002 note. The aggregate amount due NCT at September 30, 2003 for principal plus accrued interest is $120,213. However, NCT believes that incentive compensation that is or will be due Dr. Charry may offset the amount owed NCT. The note bears interest at an annual rate of 6.0% through its due date of January 15, 2003, and at prime plus 5% thereafter. At September 30, 2003, $24,000 was due Dr. Charry from other transactions; this amount, less payroll taxes, plus interest on the net amount thereof will be offset against the note obligation upon ultimate settlement.

Indemnification of Management

     On or about December 5, 2002, NCT agreed to indemnify three individuals, NCT directors and officers, who had each also served as a Director of Artera Group International Limited, a U.K.-based subsidiary, prior to its liquidation for any liabilities that may arise against them from claims under Section 214 of the U.K. Insolvency Act and to provide them with legal representation with respect to the claims. The amount asserted by the liquidator, which we believe is the maximum amount of future payments that may be needed to satisfy this indemnity, is approximately $6.5 million based upon the exchange rate for pounds sterling at September 30, 2003 of $1.6643 (see Note 12).

Consulting Agreements

     On January 23, 2003, NCT and Inframe, Inc. entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options, in consideration of consulting services provided by Inframe to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Inframe, Inc. Carole Salkind is the sole shareholder of Inframe, Inc. The agreement expires on January 23, 2004 and is subject to a one-year renewal unless cancelled after the initial period. Pursuant to the agreement, on January 23, 2003, NCT granted to Inframe, Inc. non-plan options to purchase 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share (an aggregate exercise price of $1.0 million). The five-year options vest on the date of grant. We have recorded a charge of $0.7 million for the fair value of the options and a $20,000 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2003.

     On February 11, 2003, NCT and Avant Interactive, Inc. entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options, in consideration of consulting services provided by Avant to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Avant Interactive, Inc. Carole Salkind is the sole shareholder of Avant Interactive, Inc. The agreement expires on February 11, 2004 and is subject to a one-year renewal unless cancelled after the initial period. The February 11, 2003 consulting agreement was amended on March 12, 2003, April 3, 2003 and April 11, 2003 to provide for additional consulting services, with additional options as compensation. Pursuant to the agreement and its subsequent amendments, on February 11, 2003, March 12, 2003, April 3, 2003 and April 11, 2003, NCT granted to Avant Interactive, Inc. non-plan options to purchase 7,000,000 shares, 13,500,000 shares, 2,000,000 shares and 2,000,000 shares, respectively, of NCT common stock at exercise prices of $0.04 per share, $0.031 per share, $0.029 per share and $0.031 per share, respectively (an aggregate exercise price of $0.8 million). The five-year options vest on their respective dates of grant. We have recorded an aggregate charge of $0.6 million for the fair value of the options and a $20,000 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2003.

     On April 17, 2003, NCT and Turbo Networks, Inc. entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options, in consideration of consulting services provided by Turbo to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Turbo Networks, Inc. Carole Salkind is the sole shareholder of Turbo Networks, Inc. The agreement expires on April 17, 2004 and is subject to a one-year renewal unless cancelled after the initial period. The April 17, 2003 consulting agreement was amended on May 22, 2003 and June 28, 2003 to provide for additional consulting services, with additional options as compensation. Pursuant to the agreement and its subsequent amendments, on April 17, 2003, May 22, 2003 and June 28, 2003, NCT granted to Turbo Networks, Inc. non-plan options to purchase 2,000,000 shares, 18,550,000 shares and 2,000,000 shares, respectively, of NCT common stock at exercise prices of $0.037, $0.042 and $0.04, respectively (an aggregate exercise price of $0.9 million). The five-year options vest on their respective dates of grant. We have recorded an aggregate charge of $0.7 million for the fair value of the options and a $12,500 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2003.

     On June 12, 2003, NCT and Maple Industries, Inc. entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options, in consideration of consulting services provided by Maple to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Maple Industries, Inc. Carole Salkind is the sole shareholder of Maple Industries, Inc. The agreement expires on June 12, 2004 and is subject to a one-year renewal unless cancelled after the initial period. Pursuant to the agreement, on June 12, 2003, NCT granted to Maple Industries, Inc. non-plan options to purchase 23,000,000 shares of NCT common stock at an exercise price of $0.044 (an aggregate exercise price of $1.0 million). The five-year option vests on its date of grant. We have recorded an aggregate charge of $0.8 million for the fair value of the options and a $10,000 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2003.

     On July 14, 2003, NCT issued a warrant to John Harris, as designee for Stop Noise, Inc. to satisfy health care coverage obligations under the consulting agreement dated July 1, 2001, which expired on June 30, 2003. We have recorded a charge for the fair value of the warrant of $17,500 for consulting expenses included in selling, general and administrative expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2003 (see Note 9).

     On September 30, 2002, NCT and Acme Associates, Inc. entered into a consulting agreement. The consulting agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options. The September 30, 2002 consulting agreement was amended on July 14, 2003 and September 11, 2003 to provide for additional consulting services with additional options as consideration. Pursuant to the amendments, on July 14, 2003 and September 11, 2003, NCT granted to Acme Associates, Inc. non-plan options to purchase 25,000,000 shares and 7,500,000 shares of NCT common stock at exercise prices of $0.0312 and $0.052 per share (an aggregate exercise price of $1.2 million). The five-year options vested on their respective dates of grant. We have recorded an aggregate charge of $0.8 million for the fair value of the options as called for under the amendments to the agreement for consulting expenses included in selling, general administrative expenses in our condensed consolidated statement of operations for the three and nine months ended September 30, 2003.

11.  Stock-Based Compensation:

     The company has elected to apply the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, the company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss attributable to common stockholders because options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. At September 30, 2003, the company has four stock-based compensation plans. The following table illustrates the effect on net loss attributable to common stockholders and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

     (in thousands, except per share amounts)




(in thousands, except share data)

                                                            Three months ended    Nine months ended
                                                              September 30,          September 30,
                                                          ---------------------- ---------------------
                                                            2002        2003       2002       2003
                                                          ----------  ---------- ---------- ----------

Net loss attributable to common stockholders              $ (11,961)   $ (3,068) $ (33,205) $ (19,548)
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects            (145)       (876)      (504)    (1,011)
                                                          ----------  ---------- ---------- ----------
Pro forma net loss attributable to common stockholders    $ (12,106)   $ (3,944) $ (33,709) $ (20,599)
                                                          ==========  ========== ========== ==========
Net loss per common share (basic and diluted):
   As reported                                              $ (0.03)    $ (0.01)   $ (0.08)   $ (0.04)
                                                          ==========   ========== ========== ==========
   Pro forma                                                $ (0.03)    $ (0.01)   $ (0.08)   $ (0.04)
                                                          ==========  ========== ========== ==========


     Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three and nine months ended September 30, 2002 and 2003, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

12.  Litigation:

NCT Audio Arbitration and TST/TSA/GTI Bankruptcy

     In the bankruptcy case of Global Technovations, Inc. (GTI) (formerly known as Top Source Technologies, Inc. (TST)) and its subsidiary Top Source Automotive, Inc. (TSA), on February 18, 2003, the bankruptcy court approved an amended Plan of Reorganization and Disclosure Statement. Pursuant to the amended Plan, NCT Audio Products, Inc. (i) was granted a release from all claims of GTI and TSA (including NCT Audio's alleged obligations under a $204,000 principal amount note due April 16, 1999 and its alleged obligation to issue $100,000 of its preferred stock under an agreement with TST); (ii) received $125,000 from the bankruptcy estate on March 25, 2003; (iii) has an allowable (i.e., uncontested) claim against the bankruptcy estate for $1,500,000 for which NCT Audio is entitled to payments, if any, in the course of administration of the estate under a formula set forth in the amended Plan; and (iv) released the debtors and their officers and directors from all claims other than the claim described in clause (iii) above. The amended Plan also provides for a $1,000,000 litigation fund for the bankruptcy estate's efforts to enforce a number of claims it believes it has against third parties, the proceeds of which efforts would, under the formula in the amended Plan, be used to pay the claims of NCT Audio and the other creditors of the bankruptcy estate. In connection with the settlement, we recorded income from litigation settlement of $429,000 (consisting of $125,000 cash received and release of obligations to: (a) repay a note for $204,000 and (b) issue preferred stock for $100,000) included in non-operating other (income) expense, net on the condensed consolidated statement of operations for the nine months ended September 30, 2003 (see Notes 3 and 5).

West Nursery (Maryland Lease) Litigation

     On March 3, 2003, the Connecticut court approved a December 31, 2002 settlement agreement between NCT and the plaintiff West Nursery Holding Limited Partnership. Pursuant to the settlement agreement, on or about April 1, 2003, the company issued 1,248,170 shares of its common stock (i.e., $56,000 in stock priced at $0.0448 per share) to West Nursery. Dismissal of the Connecticut action with prejudice occurred on August 18, 2003. Dismissal of the related Maryland action with prejudice is expected shortly.

Mesa Partners Matter

     On March 8, 2003, the court approved the settlement agreement between the co-defendants NCT and Distributed Media Corporation and the plaintiff Mesa Partners, Inc. Pursuant to the settlement agreement, on or about April 11, 2003, NCT issued 2,321,263 shares of its common stock (i.e., $125,000 in stock priced at $0.05385 per share) to Mesa. On May 7, 2003, the action was dismissed with prejudice.

Artera International U.K. Section 214 Indemnification

     In the United Kingdom liquidation case of Artera Group International Limited, on March 25, 2003, Messrs. Parrella and Hammond and Ms. Lebovics filed a joint response to the liquidator's claims in which they denied any liability or wrongdoing. Messrs. Parrella and Hammond and Ms. Lebovics have told NCT that they intend to defend against these claims vigorously. NCT has agreed to indemnify Messrs. Parrella and Hammond and Ms. Lebovics for any liabilities that may arise against them from these U.K. Section 214 claims and to provide them with legal representation with respect to the claims. NCT does not have directors and officers indemnification insurance coverage for the claims (see
Note 10). The Section 214 proceedings are at an early stage and we are unable to predict the outcome of this action. As a result, no amount has been accrued at September 30, 2003.

Production Resource Group Litigation

     In the portion of the case against the company and Distributed Media Corporation, on or about February 14, 2003, Production Resource Group, LLC (PRG) served papers on the company seeking to enforce the judgment in the case against the shares of stock of NCT Audio Products, Inc. owned by the company. On or about June 6, 2003, in furtherance of its efforts to collect on the judgment, PRG filed the judgment in the Circuit Court for Anne Arundel County, Maryland; the Superior Court of New Jersey, Hudson County; and the Circuit Court of St. Lucie County, Florida. Between August 8, 2003 and August 14, 2003, PRG also served property executions relating to the judgment on NCT Audio Products, Inc., Advancel Logic Corporation and Midcore Software, Inc. as third parties to the litigation. As of September 30, 2003, PRG had collected approximately $130,000 in NCT's and DMC's cash or cash equivalent assets as a result of this judgment. To the extent that further payment of the judgment is in cash, such payment could be material to our cash position.

     In the portion of the case against the company's Chairman and Chief Executive Officer Michael Parrella (as to which the company has agreed to indemnify Mr. Parrella), on February 25, 2003, the court granted in part Mr. Parrella's July 15, 2002 motion, striking those portions of the PRG amended complaint that allege a breach of an obligation of good faith and fair dealing, but declining to strike those portions that allege unfair trade practices and fraud. On August 8, 2003, Mr. Parrella filed a motion for summary judgment on all remaining allegations. A decision on that motion is pending. Mr. Parrella has told NCT that if any allegations in the amended complaint remain after the court's decision on the summary judgment motion, he intends to deny such allegations. To the extent that NCT may ultimately indemnify Mr. Parrella for liabilities arising out of these allegations and for related legal fees, we believe that our directors and officers indemnification insurance (subject to certain exceptions under the insurance policy and after payment of a $100,000 deductible) will cover such payments. Discovery as to Mr. Parrella has begun.

Alpha, Austost, Balmore and Libra v. NCT and Artera

     On or about April 7, 2003, before an answer was filed in this case, NCT, Artera and the plaintiffs executed a settlement agreement. After hearings on May 15, 2003 and September 16, 2003, the court on September 16, 2003 approved the settlement agreement, thereby causing it to become effective. Pursuant to the settlement agreement, the plaintiffs granted releases from the monetary claims in the complaint (i) against NCT and Artera and pertaining to interest allegedly accrued through April 7, 2003 on all notes described in the complaint and (ii) against NCT for NCT's non-payment of liquidated damages allegedly due as a result of a failure by NCT to register the shares of its common stock for which the notes and preferred stock described in the complaint are convertible or exchangeable. In consideration of these releases and as required by the settlement agreement, on September 18, 2003, NCT issued to the plaintiffs an aggregate of 61,776,067 new shares of its common stock, representing $4.0 million in stock priced at $0.06475 per share (the average of the ten closing prices of the common stock immediately preceding the initial hearing for court approval of the settlement agreement). The settlement shares were allocated as follows: 14,109,883 shares ($914,000 worth) to Alpha,
20,868,729 shares ($1,351,000  worth) to Austost,  21,076,266 shares ($1,365,000 worth) to Balmore and 5,721,189 shares ($370,000 worth) to Libra. Also included in the settlement agreement was the release of claims, not originally asserted in the complaint, (x) against Artera and pertaining to interest allegedly accrued through April 7, 2003 on a May 25, 2001 note of Artera and (y) against NCT for NCT's non-payment of liquidated damages allegedly due as a result of a failure by NCT to register the shares of its common stock for which such May 25, 2001 note of Artera is exchangeable. On November 12, 2003, pursuant to the settlement agreement, the action was dismissed, with prejudice as to the claims released by the settlement agreement and without prejudice as to the claims not so released (primarily, approximately $4.1 million in principal allegedly due and payable on the notes described in the complaint). Upon court approval of the settlement agreement, NCT issued common stock of $4.0 million, reduced previously accrued interest payable of $0.9 million and liquidated damages for non-registration of common shares underlying convertible and exchangeable notes and preferred stock of $8.0 million. We recorded a $4.9 million gain on litigation settlement included in non-operating other (income) expense for the three and nine months ended September 30, 2003.

Crammer Road v. NCT

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

     During the three and nine months ended September 30, 2003, no geographic information for revenue from external customers or for long-lived assets is disclosed, as our primary market and capital investments were concentrated in the United States.

     Reportable segment data for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):




                                                  ----------------------------------------------------------------------------------
                                                                                      Reportable -------- Other --------    Grand
                                                  Communications  Media   Technology   Segments  Corporate  Consolidating   Total
                                                  ----------------------------------------------------------------------------------
For the three months ended September 30, 2003:
-------------------------------------------------
 License fees and royalties                        $   160       $   535     $  14     $    709   $      2       $    -    $    711
 Other revenue - external                              440            39         -          479          -            -         479
 Other revenue - other operating
   segments                                            266             3         -          269          1         (270)          -
 Net (loss) income                                  (2,398)         (897)       26       (3,269)       361          596      (2,312)


For the three months ended September 30, 2002:
-------------------------------------------------
 License fees and royalties                        $   583       $   535     $   -     $  1,118   $      5       $   (5)   $  1,118
 Other revenue - external                              543            52         -          595          -            -         595
 Other revenue - other operating
   segments                                            240             8         -          248          -         (248)          -
 Net (loss) income                                  (1,839)       (5,182)     (658)      (7,679)    (7,931)       4,449     (11,161)


For the nine months ended September 30, 2003:
-------------------------------------------------
 License fees and royalties                        $   396       $ 1,605     $  14     $  2,015   $      7       $    -    $  2,022
 Other revenue - external                            1,317            83         -        1,400          -            -       1,400
 Other revenue - other operating
   segments                                            802             6         -          808        170         (978)          -
 Net (loss) income                                  (8,367)       (2,440)       84      (10,723)    (8,070)       1,789     (17,004)


For the nine months ended September 30, 2002:
-------------------------------------------------
 License fees and royalties                        $ 1,959       $ 1,605     $   -     $  3,564   $     20       $  (13)   $  3,571
 Other revenue - external                            2,100           111         -        2,211          -            -       2,211
 Other revenue - other operating
   segments                                            667           (41)        -          626          -         (626)          -
 Net (loss) income                                  (6,014)       (7,163)     (827)     (14,004)   (22,558)       5,425     (31,137)


14.  Subsequent Events:

Transactions with Carole Salkind

     On October 2, 2003, NCT issued a convertible note to Ms. Salkind in the amount of approximately $0.8 million, as consideration for cash of $0.4 million and curing the default and payment of the convertible note dated September 9, 2002 in the principal amount of $0.35 million plus accrued interest and penalties thereon. The note matures on April 2, 2004 and bears interest at 8% per annum payable at maturity. The note is convertible into shares of NCT common stock at $0.043 per share and may be exchanged for shares of common stock of any NCT subsidiary (except Pro Tech) that has an initial public offering (at the initial public offering price thereof). In conjunction with issuance of the note, a five-year warrant was issued to Ms. Salkind to purchase 4.0 million shares of our common stock at an exercise price of $0.043 per share. The relative estimated fair value of the warrant and the beneficial conversion feature will be reflected as discounts to the note and amortized as interest expense over the term of the note.

     On October 14, 2003, NCT issued a convertible note to Ms. Salkind in the amount of approximately $4.5 million, as consideration for curing the default and payment of the convertible note dated September 30, 2002 in the principal amount of $3.8 million plus accrued interest and penalties thereon. The note matures on April 14, 2004 and bears interest at 8% per annum payable at maturity. The note is convertible into shares of NCT common stock at $0.044 per share and may be exchanged for shares of common stock of any NCT subsidiary (except Pro Tech) that has an initial public offering (at the initial public offering price thereof). In conjunction with issuance of the note, a five-year warrant was issued to Ms. Salkind to purchase 19.25 million shares of our common stock at an exercise price of $0.044 per share. The relative estimated fair value of the warrant and the beneficial conversion feature will be reflected as discounts to the note and amortized as interest expense over the term of the note.

     On October 14, 2003, NCT issued a convertible note to Ms. Salkind in the amount of $0.4 million, as consideration for cash. The note matures on April 14, 2004 and bears interest at 8% per annum payable at maturity. The note is convertible into shares of NCT common stock at $0.044 per share and may be exchanged for shares of common stock of any NCT subsidiary (except Pro Tech) that has an initial public offering (at the initial public offering price thereof). In conjunction with issuance of the note, a five-year warrant was issued to Ms. Salkind to purchase 2.0 million shares of our common stock at an exercise price of $0.044 per share. The relative estimated fair value of the warrant and the beneficial conversion feature will be reflected as discounts to the note and amortized as interest expense over the term of the note.

     On November 3, 2003, NCT issued a convertible note to Ms. Salkind in the amount of $0.4 million, as consideration for cash. The note matures on May 3, 2004 and bears interest at 8% per annum payable at maturity. The note is convertible into shares of NCT common stock at $0.044 per share and may be exchanged for shares of common stock of any NCT subsidiary (except Pro Tech) that has an initial public offering (at the initial public offering price thereof). In conjunction with issuance of the note, a five-year warrant was issued to Ms. Salkind to purchase 2.0 million shares of our common stock at an exercise price of $0.044 per share. The relative estimated fair value of the warrant and the beneficial conversion feature will be reflected as discounts to the note and amortized as interest expense over the term of the note.

     On November 7, 2003, we defaulted on repayment of a convertible note payable dated November 7, 2002 to Ms. Salkind for the principal amount of $0.4 million. We are currently in negotiation to cure this default.

Transactions with Other Related Parties

     On each of October 3, 2003, October 14, 2003 and November 3, 2003, the September 30, 2002 consulting agreement between NCT and Acme Associates, Inc. was amended. Pursuant to the amendments, on each of October 3, 2003, October 14, 2003 and November 3, 2003, NCT granted to Acme Associates, Inc. non-plan options to purchase 5,750,000, 44,000,000, and 2,000,000 shares, respectively, of NCT common stock at exercise prices of $0.043, $0.044, and $0.045 per share, respectively. We will record an aggregate charge of approximately $1.7 million for the fair value of these options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

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

General Business Environment

     NCT's operating revenue is comprised of technology licensing fees and royalties, product sales, advertising/media revenue and engineering and development services. Please see discussion of our critical accounting policies below including our revenue recognition policies. From time to time, we receive securities or other consideration rather than cash payment from our customers and such other consideration may or may not be realized by us in cash. We do not expect to realize any cash from the deferred revenue as of September 30, 2003 (approximately $4.3 million). Operating revenue for the nine months ended September 30, 2003 consisted of approximately 59.1% in technology licensing fees and royalties, 38.6% in product sales, 1.6% in advertising/media revenue and 0.7% in engineering and development services.

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

     At September 30, 2003, our deferred revenue aggregated $4.3 million. We do not expect to realize any cash in connection with recognizing revenue from our deferred revenue.

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

     At September 30, 2003, all of NCT's marketable securities have been deemed available-for-sale securities and aggregated $0.1 million.

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

     The company also recognizes an impairment loss on goodwill acquired upon the acquisition of stock held by minority stockholders of subsidiaries if the subsidiary's minority interest has no carrying value, the subsidiary has a capital deficit and the projected future operating results of the subsidiary are not positive. Impairment of goodwill for the nine months ended September 30, 2002 and 2003 was $0.3 million and zero, respectively. At September 30, 2003, our goodwill, net was $7.2 million.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for the nine months ended September 30, 2002 and 2003 was $0.3 million and $0.2 million, respectively.

     NCT evaluates the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The company evaluates its intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows. There was no event or change in circumstances to require an evaluation through September 30, 2003. At September 30, 2003, our patent rights and other intangibles, net were $1.3 million.


RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared to three months ended September 30, 2002

     Total revenue for the three months ended September 30, 2003 was $1.2 million compared to $1.7 million for the same period in 2002, a decrease of $0.5 million, or 29.4%, reflecting decreases in all of our revenue sources as described below.

     Technology licensing fees and royalties were $0.7 million for the three months ended September 30, 2003 as compared to $1.1 million for the same period in 2002, a decrease of $0.4 million or 36.4%. The decrease was primarily due to a $0.6 million decrease in license fee revenue related to Teltran, partially offset by a $0.2 million increase in royalties related to Oki. Our recognition of license fee revenue for the three months ended September 30, 2003 was due to recognition of deferred revenue from the NXT license, which did not represent cash. No additional cash is expected to be realized from our deferred revenue.

     For the three months ended September 30, 2003, product sales were $0.4 million compared to $0.6 million for three months ended September 30, 2002, a decrease of $0.2 million, or 33.3%. The decrease was primarily due to lower sales of hearing products and due to decreased demand in the fast food market. We expect sales to remain sluggish for the remainder of the year as a result of
the  announced   closure  of  fast-food   franchises   worldwide  and
increased competition. For the three months ended September 30, 2003, hearing products comprised approximately $0.3 million, or 73% of our product sales and communication products comprised approximately $0.1 million, or 27% of our product sales.

     Advertising/media revenue was $33,000 for the three months ended September 30, 2003 compared to $43,000 for the same period in 2002. Advertising/media revenue is derived from the sale of audio and visual advertising in the Sight & Sound(R) locations. For the three months ended September 30, 2003 and 2002, revenue from health venues comprised 100% of total advertising/media revenue.

     Gross profit on product sales, as a percentage of product sales, improved to 51.8% for the three months ended September 30, 2003 from 48.4% for the three months ended September 30, 2002. The improvement is primarily related to hearing products and is a result of reduced warranty costs (a component of cost of sales). This improvement was partially offset by an increase in Artera's costs of sales with the growth of the Artera Turbo data centers that has not been accompanied by a parallel increase in sales.

     For the three months ended September 30, 2003, selling, general and administrative expenses totaled $3.1 million as compared to $4.5 million for the three months ended September 30, 2002, a decrease of $1.4 million, or 31.1%. The decrease was due primarily to a decrease in consulting expense from the issuance of options.

     For the three months ended September 30, 2003, research and development expenditures totaled $0.8 million as compared to $1.2 million for the three months ended September 30, 2002, a decrease of $0.4 million, or 33.3%. This decrease was due primarily to a $0.1 million decrease in Artera Turbo
subscription   service   development   cost  and  a  $0.1  million  decrease  in
depreciation.

     Total costs and expenses for the three months ended September 30, 2003 were $3.5 million compared to $12.9 million for the same period in 2002, a decrease of 72.9%, or $9.4 million, primarily due to a $4.9 million gain on litigation settlement, a $1.5 million reduction in consulting expenses related to the issuance of options and a $3.1 million reduction in finance costs associated with non-registration of common shares. Total costs and expenses include non-cash expenditures of $5.3 million for the three months ended September 30, 2003 and $9.2 million for the three months ended September 30, 2002. These expenditures included: (i) interest expense of $3.1 million for the three months ended September 30, 2003 (due primarily to amortization of original issue discounts of $1.1 million; amortization of beneficial conversion features in convertible debt of $1.3 million, and interest on convertible debt issued by the company of $0.6 million and $2.5 million during the same period in 2002 (due to amortization of original issue discounts of $0.4 million; amortization of beneficial conversion features in convertible debt of $0.7 million, amortization of additional debt issuance costs of $0.8 million, and interest on convertible debt issued by the company of $0.6 million); (ii) finance costs of $0.6 million associated with non-registration of common shares for the three months ended September 30, 2003 and $3.7 million during the same period in 2002; (iii) consulting expenses due to the issuance of $0.9 million of options for the three months ended September 30, 2003 and $2.4 million for the same period in 2002;
(iv) default penalties on debt of $0.6 million for the three months ended September 30, 2003 and $0.3 million for the same period in 2002, and (v) depreciation and amortization of $0.1 million for the three months ended September 30, 2003, and $0.3 million in the same period in 2002.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

     For the nine months ended September 30, 2003, total revenue amounted to $3.4 million, compared to $5.8 million for nine months ended September 30, 2002, a decrease of $2.4 million, or 41.4%, reflecting decreases in most of our revenue sources as described below.

     Technology licensing fees and royalties were $2.0 million for the nine months ended September 30, 2003 as compared to $3.6 million for the same period in 2002, a decrease of $1.6 million, or 44.4%. The decrease was primarily due to a $1.7 million decrease in technology license fee revenue related to Teltran (our revenue recognition was completed in October 2002). The technology licensing fees for the nine months ended September 2003 were due to the recognition of deferred revenue from the NXT license, which did not represent cash. As of September 30, 2003, our deferred revenue for NXT and Fairpoint was $3.2 million and $0.5 million, respectively. We do not expect to realize any cash from our deferred revenue related to these licenses.

     The company continues to realize royalties from other existing licensees including Ultra, Oki and Sharp. Royalties from these and other licensees are expected to account for a greater share of the company's revenue in future periods. The company began to recognize royalties from the STMicroelectronics agreement during the third quarter and although the amount recognized is less than $0.1 million, we expect future growth.

     For the nine months ended September 30, 2003, product sales were $1.3 million compared to $2.1 million for the nine months ended September 30, 2002, a decrease of $0.8 million or 38.1%. The decrease was primarily due to $0.5 million of lower sales of hearing products primarily due to reduced fast-food headset purchases by major distributors and a $0.2 million decrease as a result of the cessation of operations of Artera Group International Limited in March 2002. Hearing products comprise approximately $1.0 million, or 72% of our product sales for the nine months ended September 30, 2003; communication products comprise approximately $0.3 million, or 22%.

     Advertising/media revenue remained steady for the nine months ended September 30, 2003 compared to the same period in 2002. Advertising/media revenue is derived from the sale of audio and visual advertising in the Sight and Sound(R) locations. We experienced an increase in revenue from health venues, which was offset by a decrease in revenue from non-health venues. Although our limited cash resources have reduced our expectations, we anticipate increasing revenue from the Sight & Sound(R) locations in health venues. We believe it is reasonable to expect revenue to increase in the future because (i) our network of installed sites is growing and, as a result, our reach into the market and number of impressions delivered is increasing which makes the network more compelling to advertisers; (ii) each site is supported by at least one paying advertiser, in most cases health insurance plans, and generally their commitments are for one to two years; and (iii) additional site and advertiser opportunities are in negotiation. Presently, nineteen sites in hospitals and neighborhood family care centers are operational. Cost of advertising/media revenue was $9,000 for the nine months ended September 30, 2003 compared to $13,000 for the same period in 2002. These costs include the commissions paid to advertising representative companies and agencies and communication expenses related to the Sight and Sound(R) locations.

     Gross profit on product sales, as a percentage of product revenue, improved to 54.4% for the nine months ended September 30, 2003, from 44.2% for the nine months ended September 30, 2002. The improvement is primarily related to hearing products and is a result of reduced warranty costs (a component of cost of sales). This improvement was partially offset by an increase in Artera's costs of sales with the growth of the Artera Turbo data centers that has not been accompanied by a parallel increase in sales.

     For the nine months ended September 30, 2003, selling, general and administrative expenses totaled $10.1 million as compared to $11.8 million for the nine months ended September 30, 2002, a decrease of $1.7 million, or 14.4%. This decrease was due primarily to: (i) a $0.8 million decrease in salary and related benefit costs as a result of the reduction in workforce; (ii) a $0.5 million decrease in legal and patent expenses as a result of finalizing legal matters; (iii) a $0.3 million decrease in consulting expenses; and (iv) a $0.1 million decrease in each of sales related, office related, and depreciation and amortization expenses. These decreases were partially offset by a $0.3 million accrual for asserted minimum royalties due to a licensor.

     For the nine months ended September 30, 2003, research and development expenditures totaled $2.7 million as compared to $3.3 million for the nine months ended September 30, 2002, a decrease of $0.6 million, or 18.2%. Research and development costs consist primarily of compensation and benefit costs (ranging from 70% to 75% of total), depreciation (approximately 11% of total) and development costs and services of outside firms. Our principal projects for the nine months ended September 30, 2003 include development of other components of our Artera Turbo subscription service, ClearSpeech algorithm development, development of safety earmuff (next generation Active Noise Reduction (ANR) ProActive) and development of in-the-ear (ear bud) ANR technology. This decrease was due primarily to a $0.3 million decrease in salary and related benefits costs attributed to a reduced workforce and a $0.2 million decrease in product development costs.

     Total costs and expenses for the nine months ended September 30, 2003 were $20.4 million compared to $36.9 million for the same period in 2002, a decrease of 44.7%, or $16.5 million, primarily due to a $9.2 million reduction in repurchased licenses, net, a $5.3 million gain on litigation settlements and a $3.5 million reduction in finance costs associated with non-registration of common shares. Total costs and expenses include non-cash expenditures of $16.6 million for the nine months ended September 30, 2003 and $24.8 million for the nine months ended September 30, 2002. These expenditures included: (i) repurchased licenses cost of zero for the nine months ended September 30, 2003 and $9.2 million during the same period in 2002; (ii) impairment of goodwill of zero in the nine months ended September 30, 2003 and $0.3 million during the same period in 2002; (iii) interest expense of $9.3 million in the nine months ended September 30, 2003 (due primarily to amortization of original issue discounts of $2.8 million, amortization of beneficial conversion features of $3.1 million, amortization of additional debt discounts of $1.1 million, and interest on debt issued by the company of $2.2 million and $5.2 million during the same period in 2002 (due primarily to amortization of original issue discounts of $1.1 million, amortization of beneficial conversion features of $1.6 million, amortization of debt issuance costs of $1.0 million and interest on debt issued by the company of $1.5 million); (iv) finance costs associated with non-registration of common shares of $2.0 million for the nine months ended September 30, 2003 and $5.5 million for the same period in 2002; (v) consulting expenses due to the issuance of $3.6 million of options for the nine months ended September 30, 2003 and $3.4 million for the same period in 2002; (vi) default penalties on debt of $1.1 million for the nine months ended September 30, 2003 and $0.3 million for the same period in 2002 and (vii) depreciation and amortization of $0.6 million in the nine months ended September 30, 2003 and $0.9 million in the same period in 2002.


LIQUIDITY AND CAPITAL RESOURCES

     NCT has experienced substantial losses from operations since its inception, which have been recurring and amounted to $276.6 million on a cumulative basis through September 30, 2003. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

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

     In the event that external financing is not available or timely, NCT would have to substantially reduce its level of operations. These reductions could have an adverse effect on NCT's relationships with its customers and suppliers. Uncertainty exists with respect to the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at September 30, 2003 about NCT's ability to continue as a going concern.

     We have entered into financing transactions because internally generated funding sources were insufficient to maintain our operations. Such financing transactions entered into by NCT to fund its business pursuits during the nine months ended September 30, 2003 are described in the notes to the condensed consolidated financial statements. We have been primarily dependant upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Carole Salkind will continue to provide funds to NCT. Our belief that funding from her will continue is based primarily upon her continued funding of NCT during 2002 and 2003 despite NCT's failure to repay her notes as the notes matured. Commencing January 2001, upon the maturity of Ms. Salkind's initial note to NCT dated January 1999, NCT has established a history of defaulting on the repayment of obligations owed to Carole Salkind as such obligations become due. Ms. Salkind has allowed NCT to rollover maturing notes, along with accrued interest and a default penalty (10% of the principal amount in default), into new notes that generally mature six months from the date of the rolled-over note. In addition to the financing provided by rolling over maturing notes, Ms. Salkind has continued to provide NCT with new funds. However, NCT has no legally binding assurance that Ms. Salkind will continue funding NCT in the near-term or that the amount, timing and duration of funding from her will be adequate to sustain our business operations.

     At September 30, 2003, the company's cash and cash equivalents aggregated $0.5 million. NCT's working capital deficit was $57.1 million at September 30, 2003, compared to a deficit of $51.4 million at December 31, 2002, a $5.7 million increase in working capital deficit. Current liabilities increased primarily due to a $0.7 million reclassification and adjustment from additional paid-in capital and minority interest in consolidated subsidiaries upon adoption of SFAS No. 150 on July 1, 2003 and a net increase of convertible notes of $9.6 million (net of discounts), partially offset by the decrease in accrued expenses for non-registration fees of $4.2 million. NCT is in default of $3.0 million of its notes payable and $7.6 million of its convertible notes at September 30, 2003.



(in millions)                                         New           Defaults
                               Indebtedness        Defaults           Cured        Indebtedness
                                In Default          during           during         In Default
Notes Payable:                   12/31/02         the period       the period        09/30/03
                              --------------     -------------    -------------   ---------------
Obligation to prior owner
  of Web Factory                     $   2.4 (a)       $   0.1 (d)      $     -           $   2.5 (a)
Top Source Automotive                    0.2 (a)             -             (0.2)                -
Former Employees / Other                 0.3 (a)           0.4             (0.2)              0.5 (a)
                              --------------     -------------    -------------   ---------------
  Subtotal                           $   2.9           $   0.5          $  (0.4)          $   3.0
                              --------------     -------------    -------------   ---------------

Convertible Notes:
Carole Salkind Notes                 $   2.9 (b)       $  10.9          $  (9.7)          $   4.1
6% Notes                                 4.2 (a)             -             (1.7)              2.5 (a)
8% Notes                                 1.0 (c)             -                -               1.0 (c)
                              --------------     -------------    -------------   ---------------
  Subtotal                           $   8.1           $  10.9          $ (11.4)          $   7.6
                              --------------     -------------    -------------   ---------------
Grand Total                          $  11.0           $  11.4          $ (11.8)          $  10.6
                              ==============     =============    =============   ===============


     Footnotes:
      (a)      Default due to nonpayment.
      (b)      Default due to judgment in unrelated matter.
      (c)      Default due to cross default provision (default on other debt).
      (d)      Foreign exchange rate fluctuations.

Operating Activities

     Net cash used in operating activities for the nine months ended September 30, 2003 was $7.7 million primarily due to funding the 2003 net loss, as adjusted to reconcile to net cash. The operating cash flow characteristics of our technology licensing efforts include the following:

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

     Our net accounts receivable increased to $0.4 million at September 30, 2003 from $0.2 million at December 31, 2002. The increase in net accounts receivable was primarily due to an increase in technology licensing fees and royalties receivable. This was primarily due to the increase in royalties receivable related to Oki.

     Our deferred revenue balance at September 30, 2003 was $4.3 million, $3.2 million of which was attributed to NXT and $0.5 million of which was attributed to Fairpoint. We do not expect to realize any cash from our deferred revenue balance. Our NXT deferred revenue balance originated at the value of the securities received from our licensee, which was not realized in cash because the value of the underlying securities declined before we sold such securities.

Investing Activities

     Net cash used in investing activities was $0.1 million for the nine-month period ended September 30, 2003 due to the purchase of capital equipment. The capital expenditures have been primarily for Artera Group as we expand the Artera Turbo data centers in anticipation of future growth.

     In addition to available cash and cash equivalents, the company views its available-for-sale securities as additional sources of liquidity. At each of September 30, 2003 and December 31, 2002, the company's available-for-sale securities had approximate fair market values of $0.1 million. These securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions.

Financing Activities

     Net cash provided by financing activities was $7.5 million for the nine-month period ended September 30, 2003 and was primarily due to the issuance and sale of convertible notes.

     At September 30, 2003, the company's short-term debt was $31.3 million, (principally comprised of $28.1 million of outstanding convertible notes, net and $3.2 million of outstanding notes payable), shown net of discounts of approximately $2.6 million on the condensed consolidated balance sheet, compared to $22.0 million of short-term debt at December 31, 2002. The increase in short-term debt was primarily due to the issuance of debt to Carole Salkind. The cash proceeds from debt issued in 2003 were primarily used for general corporate purposes.

     During the nine months ended September 30, 2003, NCT issued an aggregate of $18.8 million of convertible notes to Carole Salkind, as consideration for $7.2 million of cash and the rollover of $9.7 million in principal of matured convertible notes, $0.9 million of interest, and $1.0 million of default penalties (10% of the principal amount in default).

     As of September 30, 2003, we are in default on $10.6 million of our indebtedness, including $3.0 million of notes payable and $7.6 million of convertible notes (refer to Notes 5 and 6 - notes to the condensed consolidated financial statements for disclosure of material defaults). NCT expects that from time to time outstanding debt may be replaced with new short or long-term borrowings. Although we believe that we can continue to access the capital markets in 2003 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by: (i) the liquidity of our common stock on the open market; (ii) our current level of short-term debt; and
(iii) our credit ratings. In addition, many of the factors that affect NCT's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of NCT's control. There can be no assurances that NCT will continue to have access to the capital markets on favorable terms.

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

     At September 30, 2003, we have 35 of the 406 Barnes & Noble College Bookstores operating our Sight & Sound(R) system and, as negotiated and as our capital resources allow, may install the Sight & Sound(R) system in additional stores. At September 30, 2003, we have a reasonable expectation of installing our Sight & Sound(R) system within additional Barnes & Noble College Bookstores. However, our average cost for outfitting a store is approximately $18,000 and we have not identified the source of funding to proceed with these installations. We have no assurance that sufficient capital will become available.

     Other  than  this,   there  were  no  material   commitments   for  capital
expenditures as of September 30, 2003, and no material commitments are anticipated in the near future.


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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     For a discussion of our legal proceedings, see Note 12 - Litigation included in the notes to the condensed consolidated financial statements herein.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Recent Sales of Unregistered Securities by NCT Group, Inc. and its Subsidiaries

     The table below identifies the unregistered sales of our securities to purchasers from January 1, 2003 through September 30, 2003, as well as the amount and nature of the consideration paid by each purchaser. The issuance of these securities, except as otherwise indicated, was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a sale by an issuer not involving a public offering.


-------------------------------------------------------------------- ------------------------------------- -------------------------
SECURITY SOLD                                                        PURCHASER(S)                          CONSIDERATION
-------------------------------------------------------------------- ------------------------------------- -------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/15/03         NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/15/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.041 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/23/03         NCT Convertible Note ($2,747,634.92 principal        Carole Salkind                        Cancellation and
                amount)                                                                                    surrender of
                                                                                                           $2,231,265.04 convertible
                                                                                                           note dated 1/11/02 along
                                                                                                           with accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/23/03         Warrant for 11,775,579 shares of NCT common stock    Carole Salkind                        Exercisable for cash at
                                                                                                           $0.04 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/23/03         Options to acquire 23,000,000 shares of NCT common   Inframe, Inc.                         Exercisable for cash at
                stock                                                                                      $0.042 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/30/03         NCT Convertible Note ($350,000 principal amount)     Carole Salkind                        $350,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
1/30/03         Warrant for 1,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.041 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/11/03         NCT Convertible Note ($1,252,592.41 principal        Carole Salkind                        Cancellation and
                amount)                                                                                    surrender of $650,000
                                                                                                           convertible note dated
                                                                                                           1/25/02 along with
                                                                                                           accrued interest and
                                                                                                           default penalty and
                                                                                                           $450,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/11/03         Warrant for 5,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.04 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
2/11/03         Options to acquire 7,000,000 shares of NCT common    Avant Interactive, Inc.               Exercisable for cash at
                stock                                                                                      $0.04 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/4/03          NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/4/03          Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.035 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/5/03          3,033,981 shares of NCT common stock                 Balmore S.A.                          Exchange for $125,000
                                                                                                           Artera Group, Inc.
                                                                                                           January 9, 2001
                                                                                                           convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/12/03         Options to acquire 13,500,000 shares of NCT common   Avant Interactive, Inc.               Exercisable for cash at
                stock                                                                                      $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



-------------------------------------------------------------------- ------------------------------------- -------------------------
SECURITY SOLD                                                        PURCHASER(S)                          CONSIDERATION
-------------------------------------------------------------------- ------------------------------------- -------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/13/03         NCT Convertible Note ($980,802.25 principal amount)  Carole Salkind                        Cancellation and
                                                                                                           surrender of $827,412.26
                                                                                                           convertible note dated
                                                                                                           2/27/02 along with
                                                                                                           accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/13/03         NCT Convertible Note ($864,615.56 principal amount)  Carole Salkind                        Cancellation and
                                                                                                           surrender of $350,000
                                                                                                           convertible note dated
                                                                                                           3/1/02 along with accrued
                                                                                                           interest and default
                                                                                                           penalty and $450,000 cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/13/03         Warrant for 4,250,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
3/13/03         Warrant for 3,750,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/1/03          1,248,170 shares of NCT common stock (exempt under   West Nursery Land Holding Limited     Settlement of legal actio
                Section 3(a)(10) of the Securities Act of 1933)      Partnership
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/2/03          NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/2/03          Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.029 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/3/03          Options to acquire 2,000,000 shares of NCT common    Avant Interactive, Inc.               Exercisable for cash at
                stock                                                                                      $0.029 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/7/03          1,158,940 shares of NCT common stock                 Balmore S.A.                          Exchange for $35,000
                                                                                                           Artera Group, Inc.
                                                                                                           January 9, 2001
                                                                                                           convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/11/03         2,321,263 shares of NCT common stock                 Mesa Partners, Inc.                   Settlement of legal
                                                                                                           action
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/11/03         NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/11/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/11/03         Options to acquire 2,000,000 shares of NCT common    Avant Interactive, Inc.               Exercisable for cash at
                stock                                                                                      $0.031 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/15/03         3,164,556 shares of NCT common stock                 Alpha Capital Aktiengesellschaft      Exchange for $100,000
                                                                                                           Artera Group, Inc. April
                                                                                                           4, 2001 convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/17/03         Options to acquire 2,000,000 shares of NCT common    Turbo Networks, Inc.                  Exercisable for cash at
                stock                                                                                      $0.037 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/21/03         NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/21/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.037 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/22/03         NCT Convertible Note ($235,000 principal amount)     Alpha Capital Aktiengesellschaft      $235,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
4/30/03         3,703,704 shares of NCT common stock                 Alpha Capital Aktiengesellschaft      Exchange for $200,000
                                                                                                           Artera Group, Inc. April
                                                                                                           4, 2001 convertible note
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/8/03          28,000,000 shares of NCT common stock (exempt        Crammer Road LLC                      Settlement of legal
                under Section 3(a)(10) of the Securities Act of                                            action
                1933)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/15/03         NCT Convertible Note ($450,000 principal amount)     Carole Salkind                        $450,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/15/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.046 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



-------------------------------------------------------------------- ------------------------------------- -------------------------
SECURITY SOLD                                                        PURCHASER(S)                          CONSIDERATION
-------------------------------------------------------------------- ------------------------------------- -------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/22/03         Options to acquire 18,550,000 shares of NCT common   Turbo Networks, Inc.                  Exercisable for cash at
                stock                                                                                      $0.042 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/22/03         NCT Convertible Note ($1,692,462.74 principal        Carole Salkind                        Cancellation and
                amount)                                                                                    surrender of $1,425,000
                                                                                                           convertible note dated
                                                                                                           5/2/02 along with accrued
                                                                                                           interest and default
                                                                                                           penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/22/03         Warrant for 7,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.042 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/28/03         NCT Convertible Note ($415,000 principal amount)     Carole Salkind                        $415,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
5/28/03         Warrant for 1,900,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.044 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/05/03         Warrant for 2,250,000 shares of NCT common stock     NATCO, LLC                            Exercisable for cash at
                                                                                                           $0.048 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/12/03         NCT Convertible Note ($2,449,811.87 principal        Carole Salkind                        Cancellation and
                amount)                                                                                    surrender of $1,463,449,
                                                                                                           $350,000, and $300,000
                                                                                                           convertible notes dated
                                                                                                           11/21/02, 5/29/02 and
                                                                                                           6/2/02, respectively,
                                                                                                           along with accrued
                                                                                                           interest and default
                                                                                                           penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/12/03         Warrant for 10,500,000 shares of NCT common stock    Carole Salkind                        Exercisable for cash at
                                                                                                           $0.044 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/12/03         NCT Convertible Note ($435,000 principal amount)     Carole Salkind                        $435,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/12/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.044 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/12/03         Options to acquire 23,000,000 shares of NCT common   Maple Industries, Inc.                Exercisable for cash at
                stock                                                                                      $0.044 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/28/03         NCT Convertible Note ($410,000 principal amount)     Carole Salkind                        $410,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/28/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.038 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
6/28/03         Options to acquire 2,000,000 shares of NCT common    Turbo Networks, Inc                   Exercisable for cash at
                stock                                                                                      $0.04 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/03/03         5,142,297 shares of NCT common stock                 Crammer Road LLC                      Conversion of 14 shares
                                                                                                           of NCT series H preferred
                                                                                                           stock
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/14/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.0312 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/14/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.0312 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/14/03         Warrant for 750,000 shares of NCT common stock       John Harris (as designee for Stop     Exercisable for cash at
                                                                     Noise, Inc.)                          $0.0312 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/14/03         Option to acquire 25,000,000 shares of NCT common    Acme Associates, Inc.                 Exercisable for cash at
                stock                                                                                      $0.0312 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/14/03         NCT Convertible Note ($410,000 principal amount)     Carole Salkind                        $410,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/14/03         NCT Convertible Note ($414,480.93 principal amount)  Carole Salkind                        Cancellation and
                                                                                                           surrender of $350,000
                                                                                                           convertible note dated
                                                                                                           7/3/02 along with accrued
                                                                                                           interest and default
                                                                                                           penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



-------------------------------------------------------------------- ------------------------------------- -------------------------
SECURITY SOLD                                                        PURCHASER(S)                          CONSIDERATION
-------------------------------------------------------------------- ------------------------------------- -------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/15/03         5,368,098 shares of NCT common stock                 Balmore S.A.                          Exchange of $175,000
                                                                                                           1/9/01 Artera convertible
                                                                                                           notes
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/28/03         NCT Convertible Note ($414,750.19 principal amount)  Carole Salkind                        Cancellation and
                                                                                                           surrender of $350,000
                                                                                                           convertible note dated
                                                                                                           7/15/02 along with
                                                                                                           accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/28/03         NCT Convertible Note ($410,000 principal amount)     Carole Salkind                        $410,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/28/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.042 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/28/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.042 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/28/03         5,924,171 shares of NCT common stock                 Alpha Capital Aktiengesellschaft      Exchange of $250,000
                                                                                                           4/4/01 Artera convertible
                                                                                                           notes
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/28/03         4,739,336 shares of NCT common stock                 Balmore S.A.                          Exchange of $200,000
                                                                                                           1/9/01 Artera convertible
                                                                                                           notes
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/31/03         7,000,000 shares of NCT common stock                 Balmore S.A.                          Exchange of $312,200
                                                                                                           1/9/01 Artera convertible
                                                                                                           notes
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
7/31/03         8,000,000 shares of NCT common stock                 Austost Anstalt Schaan                Exchange of $356,800
                                                                                                           1/9/01 Artera convertible
                                                                                                           notes
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/07/03         NCT Convertible Note ($622,529.18 principal amount)  Carole Salkind                        Cancellation and
                                                                                                           surrender of $525,000
                                                                                                           convertible note dated
                                                                                                           7/23/02 along with
                                                                                                           accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/07/03         Warrant for 2,750,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.0539 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/18/03         NCT Convertible Note ($425,000 principal amount)     Carole Salkind                        $425,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/18/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.045 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/22/03         15,080,938 shares of NCT common stock                Crammer Road LLC                      Conversion of 51 shares
                                                                                                           of NCT series H preferred
                                                                                                           stock
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/28/03         NCT Convertible Note ($414,884.82 principal amount)  Carole Salkind                        Cancellation and
                                                                                                           surrender of $350,000
                                                                                                           convertible note dated
                                                                                                           8/14/02 along with
                                                                                                           accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/28/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.055 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/28/03         NCT Convertible Note ($375,000 principal amount)     Carole Salkind                        $375,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
8/28/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.055 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/04/03         NCT Convertible Notes ($440,000 aggregate            Alpha Capital Aktiengesellschaft      $390,000 in cash
                principal amount)                                    Libra Finance S.A. (as finder)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------



-------------------------------------------------------------------- ------------------------------------- -------------------------
SECURITY SOLD                                                        PURCHASER(S)                          CONSIDERATION
-------------------------------------------------------------------- ------------------------------------- -------------------------
Date of Sale    Amount and Type                                      Name of Person/Entity to whom         Aggregate Amount and Type
                                                                     securities were sold
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/04/03         Cancellation of 2,500,000 shares from the December   Alpha Capital Aktiengesellschaft      12,500,000 shares of the
                6, 2002 Warrant for 15,000,000 shares of NCT                                               December 6, 2002 warrant
                common stock                                                                               vested on May 30, 2003
                                                                                                           and remain in force.  The
                                                                                                           remaining 2,500,000
                                                                                                           shares of the December 6,
                                                                                                           2002 warrant vested on
                                                                                                           May 30, 2003 and are
                                                                                                           cancelled on September 4,
                                                                                                           2003.
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/11/03         NCT Convertible Note ($580,650.27 principal amount)  Carole Salkind                        Cancellation and
                                                                                                           surrender of $490,000
                                                                                                           convertible note dated
                                                                                                           8/29/02 along with
                                                                                                           accrued interest and
                                                                                                           default penalty
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/11/03         Warrant for 2,500,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.050 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/11/03         Warrant for 7,500,000 shares of NCT common stock     Acme Associates, Inc.                 Exercisable for cash at
                                                                                                           $0.052 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/12/03         NCT Convertible Note ($400,000 principal amount)     Carole Salkind                        $400,000 in cash
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/12/03         Warrant for 2,000,000 shares of NCT common stock     Carole Salkind                        Exercisable for cash at
                                                                                                           $0.050 per share
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/18/03         14,109,883 shares of NCT common stock (exempt        Alpha Capital Aktiengesellschaft      Settlement of legal
                under Section 3(a) (10) of the Securities Act of                                           action
                1933)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/18/03         20,868,729 shares of NCT common stock (exempt        Austost Anstalt Schaan                Settlement of legal
                under Section 3(a) (10) of the Securities Act of                                           action
                1933)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/18/03         21,076,266 shares of NCT common stock (exempt        Balmore S.A.                          Settlement of legal
                under Section 3(a) (10) of the Securities Act of                                           action
                1933)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/18/03           5,721,189 shares of NCT common stock (exempt       Libra Finance S.A.                    Settlement of legal
                under Section 3(a) (10) of the Securities Act of                                           action
                1933)
--------------- ---------------------------------------------------- ------------------------------------- -------------------------
9/22/03         2,834,526 shares of NCT common stock                 Crammer Road LLC                      Conversion of 10 shares
                                                                                                           of NCT series H preferred
                                                                                                           stock
--------------- ---------------------------------------------------- ------------------------------------- -------------------------

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

4(a) Letter Agreement dated as of June 28, 2002 amending exercise price of warrant dated October 25, 2001 for the purchase of 20,000,000 shares of NCT common stock to the lesser of $0.07 or the lowest closing bid price between January 10, 2002 and June 28, 2003 inclusive, incorporated herein by reference to Exhibit 4(i)(3) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

4(b) Letter Agreement dated as of June 28, 2002 amending exercise price of warrant dated January 10, 2002 for the purchase of 5,000,000 shares of NCT common stock to the lesser of $0.07 or the lowest closing bid price between January 10, 2002 and June 28, 2003 inclusive, incorporated herein by reference to Exhibit 4(i)(3) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

4(c) Warrant dated December 11, 2002 issued to KEQ Partners III (as designee for Kalkines, Arky Zall & Bernstein LLP, HealthNet Connections LLC and HNC New York Representatives LLC) for the purchase of 1,250,000 shares of NCT common stock at a purchase price of $0.063 per share, incorporated herein by reference to Exhibit 4(a) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(d) Warrant dated January 15, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.041 per share, incorporated herein by reference to Exhibit 4(by) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(e) Option granted to Inframe, Inc. dated January 23, 2003 for the purchase of 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share, incorporated herein by reference to Exhibit 4
          (bo) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

4(f) Warrant dated January 23, 2003 issued to Carole Salkind for the purchase of 11,775,579 shares of NCT common stock at a purchase price of $0.04 per share, incorporated herein by reference to Exhibit 4(bz) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(g) Warrant dated January 30, 2003 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.041 per share, incorporated herein by reference to Exhibit 4(ca) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(h) Option granted to Avant Interactive, Inc. dated February 11, 2003 for the purchase of 7,000,000 shares of NCT common stock at an exercise price of $0.04 per share, incorporated herein by reference to Exhibit 4 (bp) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

4(i) Warrant dated February 11, 2003 issued to Carole Salkind for the purchase of 5,500,000 shares of NCT common stock at a purchase price of $0.04 per share, incorporated herein by reference to Exhibit 4(cb) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(j) Warrant dated March 4, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.035 per share, incorporated herein by reference to Exhibit 4(cc) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(k) Option granted to Avant Interactive, Inc. dated March 12, 2003 for the purchase of 13,500,000 shares of NCT common stock at an exercise price of $0.031 per share, incorporated herein by reference to Exhibit 4
          (bq) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

4(l) Warrant dated March 13, 2003 issued to Carole Salkind for the purchase of 4,250,000 shares of NCT common stock at a purchase price of $0.031 per share, incorporated herein by reference to Exhibit 4(cd) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(m) Warrant dated March 13, 2003 issued to Carole Salkind for the purchase of 3,750,000 shares of NCT common stock at a purchase price of $0.031 per share, incorporated herein by reference to Exhibit 4(ce) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(n) Warrant dated April 2, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.029 per share, incorporated herein by reference to Exhibit 4(cf) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(o) Option granted to Avant Interactive, Inc. dated April 3, 2003 for the purchase of 2,000,000 shares of NCT common stock at an exercise price of $0.029 per share, incorporated herein by reference to Exhibit 4(m) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(p) Letter Agreement dated April 7, 2003 amending the vesting terms of a December 6, 2002 warrant for 15,000,000 shares issued to Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 4(l) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

4(q) Warrant dated April 11, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.031 per share, incorporated herein by reference to Exhibit 4(m) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

4(r) Option granted to Avant Interactive, Inc. dated April 11, 2003 for the purchase of 2,000,000 shares of NCT common stock at an exercise price of $0.031 per share, incorporated herein by reference to Exhibit 4(o) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(s) Option granted to Turbo Networks, Inc. dated April 17, 2003 for the purchase of 2,000,000 shares of NCT common stock at an exercise price of $0.037 per share, incorporated herein by reference to Exhibit 4(q) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(t) Warrant dated April 21, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.037 per share, incorporated herein by reference to Exhibit 4(n) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

4(u) Warrant dated May 15, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.046 per share, incorporated herein by reference to Exhibit 4(s) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(v) Option granted to Turbo Networks, Inc. dated May 22, 2003 for the purchase of 18,550,000 shares of NCT common stock at an exercise price of $0.042 per share, incorporated herein by reference to Exhibit 4(t) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(w) Warrant dated May 22, 2003 issued to Carole Salkind for the purchase of 7,500,000 shares of NCT common stock at a purchase price of $0.042 per share, incorporated herein by reference to Exhibit 4(u) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(x) Warrant dated May 28, 2003 issued to Carole Salkind for the purchase of 1,900,000 shares of NCT common stock at a purchase price of $0.044 per share, incorporated herein by reference to Exhibit 4(v) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(y) Warrant dated June 5, 2003 issued to NATO, LLC for the purchase of 2,250,000 shares of NCT common stock at a purchase price of $0.048 per share, incorporated herein by reference to Exhibit 4(w) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(z) Warrant dated June 12, 2003 issued to Carole Salkind for the purchase of 10,500,000 shares of NCT common stock at a purchase price of $0.044 per share, incorporated herein by reference to Exhibit 4(y) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(aa) Warrant dated June 12, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.044 per share, incorporated herein by reference to Exhibit 4(z) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(ab) Option granted to Maple Industries, Inc. dated June 12, 2003 for the purchase of 23,000,000 shares of NCT common stock at an exercise price of $0.044 per share, incorporated herein by reference to Exhibit 4(x) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(ac) Warrant dated June 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.038 per share, incorporated herein by reference to Exhibit 4(ab) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(ad) Option granted to Turbo Networks, Inc. dated June 28, 2003 for the purchase of 2,000,000 shares of NCT common stock at an exercise price of $0.04 per share, incorporated herein by reference to Exhibit 4(aa) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(ae) Warrant dated July 14, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.0312 per share, incorporated herein by reference to Exhibit 4(ad) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(af) Warrant dated July 14, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.0312 per share, incorporated herein by reference to Exhibit 4(ae) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(ag) Warrant dated July 14, 2003 issued to John Harris (as designee for Stop Noise, Inc.) for the purchase of 750,000 shares of NCT common stock at a purchase price of $0.0312 per share, incorporated herein by reference to Exhibit 4(ac) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(ah) Option granted to Acme Associates, Inc. dated July 14, 2003 for the purchase of 25,000,000 shares of NCT common stock at an exercise price of $0.0312 per share, incorporated herein by reference to Exhibit 4(cm) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

4(ai) Warrant dated July 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.042 per share, incorporated herein by reference to Exhibit 4(af) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(aj) Warrant dated July 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.042, incorporated herein by reference to Exhibit 4(ag) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(ak) Warrant dated August 7, 2003 issued to Carole Salkind for the purchase of 2,750,000 shares of NCT common stock at a purchase price of $0.0539 per share, incorporated herein by reference to Exhibit 4(co) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

4(al) Warrant dated August 18, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.045 per share, incorporated herein by reference to Exhibit 4(cp) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

4(am) Warrant dated August 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.055 per share, incorporated herein by reference to Exhibit 4(cq)(1) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

4(an) Warrant dated August 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.055 per share, incorporated herein by reference to Exhibit 4(cq)(2) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

4(ao) Option granted to Acme Associates, Inc. dated September 11, 2003 for the purchase of 7,500,000 shares of NCT common stock at an exercise price of $0.052 per share.

4(ap) Warrant dated September 11, 2003 issued to Carole Salkind for the purchase of 2,500,000 shares of NCT common stock at a purchase price of $0.05 per share.

4(aq) Warrant dated September 12, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.05 per share.

4(ar) Warrant dated October 2, 2003 issued to Carole Salkind for the purchase of 4,000,000 shares of NCT common stock at a purchase price of $0.043 per share.

4(as) Option granted to Acme Associates, Inc. dated October 3, 2003 for the purchase of 5,750,000 shares of NCT common stock at an exercise price of $0.043 per share.

4(at) Option granted to Acme Associates, Inc. dated October 14, 2003 for the purchase of 44,000,000 shares of NCT common stock at an exercise price of $0.044 per share.

4(au) Warrant dated October 14, 2003 issued to Carole Salkind for the purchase of 19,250,000 shares of NCT common stock at a purchase price of $0.044 per share.

4(av) Warrant dated October 14, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.044 per share.

4(aw) Warrant dated November 3, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.044 per share.

4(ax) Option granted to Acme Associates, Inc dated November 3, 2003 for the purchase of 2,000,000 shares of NCT common stock at an exercise price of $0.045 per share.

10(a) License Agreement dated August 10, 2001 between the company and Sharp Corporation, acting through its Communication Systems Group and NCT Group, Inc., incorporated herein by reference to Exhibit 10(a) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(b) Exclusive Marketing License Agreement dated October 11, 2002 between FairPoint Broadband, Inc. and Artera Group, Inc.

10(c) License Agreement dated August 15, 2002 between Fairport Communications, Inc. and Artera Group, Inc., incorporated herein by reference to Exhibit 10(b) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(d) Settlement Agreement dated December 11, 2002 among Kalkines, Arky Zall & Bernstein LLP, HealthNet Connections LLC and HNC New York
          Representatives LLC, the company, Distributed Media Corporation and DMC HealthMedia Inc., incorporated herein by reference to Exhibit 10(bm) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

10(e) License Agreement dated January 6, 2003 (October 1, 2002 was the date inadvertently indicated on our Form 10-K) between NCT Group, Inc. and Stop Noise, Inc., incorporated herein by reference to Exhibit 10(aj) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(f) Secured Convertible Note in principal amount of $450,000 dated January 15, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(at) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(g) Secured Convertible Note in principal amount of $2,747,634.92 dated January 23, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(au) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(h) Consulting Agreement dated January 23, 2003 between the company and Inframe, Inc., incorporated herein by reference to Exhibit 10(f) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(i) Secured Convertible Note in principal amount of $350,000 dated January 30, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(av) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(j) Secured Convertible Note in principal amount of $1,252,592.41 dated February 11, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(aw) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(k) Consulting Agreement dated February 11, 2003 between the company and Avant Interactive, Inc. and amendments thereto dated March 12, 2003, April 3, 2003 and April 11, 2003, incorporated herein by reference to
          Exhibit 10(i) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(l) Settlement Agreement dated December 31, 2002 between West Nursery Land Holding Limited Partnership and the company approved by the court on March 3, 2003, incorporated herein by reference to Exhibit 10(f) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10(m) Secured Convertible Note in principal amount of $450,000 dated March 4, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(ax) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(n) Secured Convertible Note in principal amount of $980,802.25 dated March 13, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(ay) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(o) Secured Convertible Note in principal amount of $864,615.56 dated March 13, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(az) of the company's Annual Report on Form 10-K for the year ended December 31, 2002 filed on April 4, 2003.

10(p) Secured Convertible Note in principal amount of $450,000 dated April 2, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(cr) to NCT's Pre-Effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

10(q) Settlement Agreement dated December 3, 2002 among Mesa Partners, Inc., the company, and Distributed Media Corporation approved by the court on April 8, 2003, incorporated herein by reference to Exhibit 10(k) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10(r) Exchange Rights and Release Agreement dated April 10, 2003 among the company, Pro Tech Communications, Inc., Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore, S.A., and Libra Finance, S.A., incorporated herein by reference to Exhibit 10(l) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10(s) Secured Convertible Note in principal amount of $450,000 dated April 11, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(m) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10(t) Consulting Agreement dated April 17, 2003 between the company and Turbo Networks, Inc. and amendments thereto dated May 22, 2003 and June 28, 2003, incorporated herein by reference to Exhibit 10(r) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(u) Secured Convertible Note in principal amount of $450,000 dated April 21, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(n) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10(v) Subscription Agreement dated April 22, 2003 between the company and Alpha Capital Aktiengesellschaft, incorporated herein by reference to
          Exhibit 10(u) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(w) Convertible Note in principal amount of $235,000 dated April 22, 2003 issued by the company to Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 10(t) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(x) Secured Convertible Note in principal amount of $450,000 dated May 15, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(v) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(y) Secured Convertible Note in principal amount of $1,692,462.74 dated May 22, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(w) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(z)     Memorandum  of  Understanding  dated May 23,  2003  between  Fairpoint
          Broadband, Inc. and Artera Group, Inc., incorporated herein by reference to Exhibit 10(x) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003

10(aa) Secured Convertible Note in principal amount of $415,000 dated May 28, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(y) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(ab) Secured Convertible Note in principal amount of $2,449,811.87 dated June 12, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(z) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(ac) Secured Convertible Note in principal amount of $435,000 dated June 12, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(aa) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(ad) Consulting Agreement dated June 12, 2003 between the company and Maple Industries, Inc., incorporated herein by reference to Exhibit 10(ab) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003

10(ae) Secured Convertible Note in principal amount of $410,000 dated June 28, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(ac) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(af) Secured Convertible Note in principal amount of $410,000 dated July 14, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(ad) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(ag) Secured Convertible Note in principal amount of $414,480.93 dated July 14, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(ae) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(ah) Amendment dated July 14, 2003 to Acme Associates, Inc. Consulting Agreement, incorporated herein by reference to Exhibit 10(cr) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

10(ai) Secured Convertible Note in principal amount of $414,750.19 dated July 28, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(ag) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(aj) Secured Convertible Note in principal amount of $410,000 dated July 28, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(af) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10(ak) Secured Convertible Note in principal amount of $622,529.18 dated August 7, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(cu) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

10(al) Secured Convertible Note in principal amount of $425,000 dated August 18, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(cv) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

10(am) Secured Convertible Note in principal amount of $414,884.82 dated August 28, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(cw) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

10(an) Secured Convertible Note in principal amount of $375,000 dated August 28, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(cx) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

10(ao) Reseller Agreement dated September 1, 2003 between Artera Group, Inc. and Spyder Technologies Group, LLC.

10(ap) Master Distributor Agreement dated September 1, 2003 between Artera Group, Inc. and Spyder Technologies Group, LLC.

10(aq) Amendments dated September 11, 2003, October 3, 2003 and October 14, 2003 to Consulting Agreement dated September 30, 2002 between the company and Acme Associates, Inc.

10(ar) Secured Convertible Note in principal amount of $580,650.27 dated September 11, 2003 issued by the company to Carole Salkind.

10(as) Secured Convertible Note in principal amount of $400,000.00 dated September 12, 2003 issued by the company to Carole Salkind.

10(at) Secured Convertible Note in principal amount of $816,096.49 dated October 2, 2003 issued by the company to Carole Salkind.

10(au) Secured Convertible Note in principal amount of $4,469,018.84 dated October 14, 2003 issued by the company to Carole Salkind.

10(av) Secured Convertible Note in principal amount of $400,000.00 dated October 14, 2003 issued by the company to Carole Salkind.

10(aw) Secured Convertible Note in principal amount of $400,000.00 dated November 3, 2003 issued by the company to Carole Salkind.

10(ax) Amendment dated November 3, 2003 to Consulting Agreement dated September 30, 2002 between the company and Acme Associates, Inc.

10(ay) Settlement Agreement dated April 7, 2003 among Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore, S.A., Libra Finance, S.A., the company and Artera Group, Inc., approved by the court on September 16, 2003.

10(az) Consulting Agreement dated July 2, 2003 between the company and SpringerRun, Inc.

31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2003, incorporated herein by reference to Exhibit 31(a) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended June 30, 2003, incorporated herein by reference to Exhibit 31(b) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

31(c) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003.

31(d) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003.

32(a) Certification of Form 10-Q for the quarterly period ended March 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 99(a) of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

32(b) Certification of Form 10-Q for the quarterly period ended June 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 32(b) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

32(c) Certification of Form 10-Q for the quarterly period ended September 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section     906    of    the     Sarbanes-Oxley     Act    of    2002.
___________________________________

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


                                     NCT GROUP, INC.


                                     By: /s/  Michael J. Parrella
                                     -------------------------------------------
                                              Michael J. Parrella
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors


                                     By: /s/  Cy E. Hammond
                                     -------------------------------------------
                                              Cy E. Hammond
                                              Senior Vice President,
                                              Chief Financial Officer


Dated:  November 19, 2003