Form 10-K
period 2003-12-31
NCT GROUP INC
filed 2004-04-08
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K
                                  -------------

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 2003

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
--------------------------------------------------------------------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)

20 Ketchum Street, Westport, Connecticut                             06880
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

        Registrant`s telephone number, including area code (203) 226-4447
                                                           --------------

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

     The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $18.7 million.

     The number of shares outstanding of the registrant's common stock is 641,970,392 as of April 5, 2004.


                                Table of Contents
                                                                                        Page
Part I
Item 1.    Business                                                                        3
Item 2.    Properties                                                                     26
Item 3.    Legal Proceedings                                                              26
Item 4.    Submission of Matters to a Vote of Security Holders                            30

Part II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters                                                                        30
Item 6.    Selected Financial Data                                                        47
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                          49
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                     62
Item 8.    Financial Statements and Supplementary Data                                    62
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                           62
Item 9A.   Controls and Procedures                                                        63

Part III

Item 10.   Directors and Executive Officers of the Registrant                             63
Item 11.   Executive Compensation                                                         67
Item 12.   Security Ownership of Certain Beneficial Owners and Management                 71
Item 13.   Certain Relationships and Related Transactions                                 74
Item 14.   Principal Accounting Fees and Services                                         95

Part IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               95

Signatures                                                                                97





                                     PART I

ITEM 1.    BUSINESS

A.      General Development of Business

        Overview

     NCT Group, Inc. (OTCBB: NCTI) is a high-tech, intellectual property development company. As used in this Annual Report on Form 10-K, "we," "our," "us," "company" and "NCT" refer to NCT Group, Inc. and its subsidiaries, unless the context requires otherwise. As of February 29, 2004, NCT held approximately 595 patents and related rights and an extensive library of know-how and non-patented technology. Our patents allow us and our subsidiaries and licensees to develop product lines that include those listed below by our three operating segments:

Communications Segment
     o    Pro Tech communications headsets and other products
     o    NoiseBuster(R)consumer headsets; ProActive(R)industrial headsets
     o    ClearSpeech(R)   microphones,   speakers,  suite  of  noise  and  echo
          cancellation algorithms and other products
     o    An aircraft cabin quieting system
     o    Artera Turbo(TM) Internet speed enhancement service

Media Segment
     o    Sight & Sound(R)place-based audio and billboard media
     o    Gekko(TM)flat speakers, frames, prints and subwoofers

Technology Segment
     o    Java(TM) - language based microprocessor cores.

     For the year ended December 31, 2003, our operating revenue consisted of approximately 62.0% in technology licensing fees and royalties, 35.2% in product sales, 1.8% in advertising and 1.0% in engineering and development services. Our recognized technology licensing fee revenue for the year ended December 31, 2003 was primarily due to recognition of deferred revenue and generally did not represent cash realized by the company. No additional cash will be realized upon recognition of revenue from our remaining deferred revenue balance. Please refer to detailed discussion below in I. - Revenue. Presently, we do not have material revenue-generating licensing contracts. The revenue contribution by our operating segments for 2001, 2002 and 2003 is outlined below in I. - Revenue and in Note 25 - notes to our consolidated financial statements.

     In 2003, we have been primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Carole Salkind will continue to provide funds to NCT. Our belief that funding from her will continue is based primarily upon her continued funding of NCT during 2003 despite NCT's failure to repay her notes as the notes matured. During 2003, Carole Salkind has allowed matured notes to be rolled into new notes along with accrued interest and default penalties. See further information about this in the section "Certain Relationships and Related Transactions."

        Operating segments

     We operate our business ventures out of separate subsidiaries, organized into three operating segments: communications, media and technology. Each of our operating segments is targeted to the commercialization of products in specific markets. The following table summarizes our ownership of entities within our operating segments as of December 31, 2003.

                                                    NCT Group, Inc.
                                               50% or Greater Ownership
                                               ------------------------

                                                                                           % Ownership
                                                                                           -----------
Operating Segment                                                                 Actual          Fully Diluted (a)
-----------------                                                                 ------          -------------

Communications Segment
----------------------
  NCT Hearing Products, Inc. ("NCT Hearing")                                        100                  100
         Pro Tech Communications, Inc. ("Pro Tech")                                  82                   24
         NCT Medical Systems, Inc.                                                   90                   90
  Noise Cancellation Technologies (Europe) Ltd. ("NCT Europe") (b)                  100                  100
  Artera Group, Inc. ("Artera")                                                     100                   69  (c)
         Artera Group International Limited ("Artera International")(b)             100                  100  (d)
  Midcore Software, Inc. ("Midcore")                                                100                  100
         Midcore Software Limited (b)                                               100                  100
  ConnectClearly.com, Inc. ("ConnectClearly")                                        99                   94

Media Segment
-------------
  Distributed Media Corporation ("DMC")                                              99                   99
         DMC Cinema, Inc. (e)                                                        84                   84  (f)
         DMC HealthMedia Inc. ("DMC HealthMedia") (e)                               100                  100
  Distributed Media Corporation International Limited ("DMCI") (b)                  100                  100
         Distributed Media Corporation Limited (b)                                  100                  100
  DMC New York, Inc. ("DMC NY")                                                     100                  100
  NCT Audio Products, Inc. ("NCT Audio") (e)                                        100                  100
  NCT Video Displays, Inc. ("NCT Video")                                            100                  100

Technology Segment/Other
------------------------
  Advancel Logic Corporation ("Advancel")                                            99                   99
  NCT Muffler, Inc.                                                                 100                  100
  Chaplin Patents Holding Company, Inc.                                             100                  100
  NCT Far East, Inc.                                                                100                  100
  2020 Science Limited (b)                                                          100                  100


Footnotes:
----------
(a) In addition to all of the potential dilutions described in this table, under convertible notes of NCT Group, Inc. issued to Carole Salkind if any subsidiary of NCT (other than Pro Tech Communications, Inc.) makes a public offering of its common stock, Carole Salkind has the right to exchange all or any part of the principal amount of the notes into that publicly offered common stock, at the initial public offering price thereof. No provision has been made for this exchange right in any of the subsidiaries listed.
(b)  Denotes foreign subsidiaries.
(c) Assumes a $1.00 per share price for the Artera Group, Inc. common stock into which certain of the outstanding Artera Group, Inc. series A preferred stock is convertible. An assumption is necessary because the conversion formula for the Artera preferred stock is based primarily on the price of Artera common stock on a public trading market, and no such market yet exists. For more about the Artera preferred stock, refer to Note 2 - notes to the consolidated financial statements.
(d) On April 5, 2002, Artera International ceased its Internet service provider operations and entered into liquidation proceedings that have not yet been concluded.
(e) NCT's shares of this subsidiary are presently under the jurisdiction of a Connecticut court. For more information about this, see the Production Resource Group (PRG) litigation in the section entitled "Legal Proceedings."
(f) On February 28, 2002, DMC Cinema ceased business operations and the corporation is now dormant.

     Business Operations

     Business operations for NCT's material business units during fiscal 2003 include those outlined below. From time to time, we may rationalize our operating model to emphasize one business unit over others as we align our limited resources to seek to maximize key opportunities.

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

     o An 82%-owned subsidiary of NCT Hearing Products, Inc. acquired in September 2000
     o Designs, develops and manufactures lightweight headsets and new audio technologies for applications in fast-food, telephone and other commercial settings
     o Currently has marketing agreements with major companies in the fast-food industry and with catalog and Internet site distributors of telephone equipment, primarily in North America
     o Granted a license from NCT Hearing for active noise reduction technology as well as noise and echo cancellation technologies for use in lightweight cellular, multimedia and telephony headsets and this technology will provide differentiation for Pro Tech products
     o Three business divisions are headset products, which develops, manufactures and distributes headsets and other communications products to the call center market and fast-food markets; telecommunication system integration, which sells and installs analog, digital and Internet protocol phone systems to call centers as well as to small and medium-sized businesses; and call center operation, which runs a full service call center utilizing the latest customer relationship management technology

     Noise Cancellation Technologies (Europe) Ltd.:

     o Provides research and engineering services to the company in the field of active sound control technology and to all NCT business units as needed
     o    Development center for all ClearSpeech algorithm technology
     o    Provides marketing and sales support to the company for European sales

     Artera Group, Inc.:

     o Develops and markets Artera Turbo(TM) software-based, high-speed data communication and network optimization service to residential users as well as small and medium businesses
     o Foundation for Artera Turbo provided by NCT subsidiary Midcore Software, Inc.'s product called MidPoint Software
     o Markets Artera Turbo through a network of resellers including Internet service providers, incumbent local exchange carriers and others
     o U.K.-based information technology subsidiary, Artera Group International Limited, offering voice and data services to the business community was closed in 2002. On December 18, 2001, the Board of Directors of Artera Group International Limited decided to suspend under-performing operations and reduce the number of employees. On March 21, 2002, the Board decided to cease all operations. Cessation was formalized on April 5, 2002 when Artera Group International
          Limited entered liquidation proceedings which proceedings are still underway

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

     o Media company that uses proprietary digital technology to deliver audio and visual advertising messages integrated with CD-quality music to a variety of out-of-home and professional venues such as retail stores and hospitals
     o Develops and distributes Sight & Sound(R), a microbroadcasting system that delivers place-based broadcast and billboard advertising
     o    Generates revenue from advertising sales and licensing activities
     o Subsidiary DMC HealthMedia Inc. was formed in May 2000 to develop Sight & Sound(R) networks in hospitals and other health care venues. As of December 31, 2003, DMC HealthMedia has completed installations in four New York City hospitals and 16 outpatient health care facilities.
     o Subsidiary DMC Cinema, Inc., formerly known as Theater Radio Network, was acquired in August 2000. DMC Cinema provided audio programming in cinemas, producing and distributing a content mix of music, trivia, public service announcements and advertisements. In 2002, DMC Cinema ceased business operations because of under-performance and the corporation is now dormant.

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

     Advancel Logic Corporation:

     o Participant in the native Java(TM) (Java(TM) is a trademark of Sun Microsystems, Inc.) embedded microprocessor market whose purpose is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices
     o Developed a family of processor cores, which will execute instructions written in both Java(TM) bytecode and the C/C++ computer language, significantly enhancing the rate of instruction execution, which opens up many new applications including the next generation home appliances and automotive applications, smart cards for a variety of applications, hearing aids and mobile communications devices
     o    In  1998,  certain  Advancel-developed   technology  was  licensed  to
          STMicroelectronics SA for smart card applications, and in 2003, STMicroelectronics SA began shipping orders of its smart card incorporating our technology
     o In 2000, Advancel entered into a license agreement with Infinite Technology Corporation under which Infinite Technology Corporation was granted exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java(TM) Turbo-J(TM) technology and granted non-exclusive rights to Advancel's Java(TM) smart card core

     Historical Developments

     For the years ended December 31, 2001, 2002 and 2003, Carole Salkind, a NCT shareholder, has provided us approximately $2.5 million, $9.6 million and $10.4 million, respectively, cash to sustain our operations, for which we issued secured convertible notes and warrants. As of December 31, 2003, our indebtedness to Carole Salkind totaled approximately $33.8 million. For further information, please refer to the section below entitled "Certain Relationships and Related Transactions."

     In 2003, the company was primarily focused on product and distribution channel development for Artera Turbo(TM). Highlights for the year include:

o Artera introduced Artera Turbo Version 2.5, a residential dial-up product with speed improvements over Version 2.0.
o Artera introduced Artera Turbo Version 3.0 with new speed enhancement features, a simplified installation process, a 40% smaller program size and more comprehensive help and on-screen documentation.
o Artera introduced Artera Turbo Version 3.1 that increases effective speeds of e-mail protocols that are not web-based (e.g., Microsoft Outlook(R), Microsoft Outlook Express(R) and Netscape(R) Mail) including compressible files sent with them. Additionally, Artera Turbo 3.1 accelerates file transfer protocol (FTP) uploads and downloads of compressible files and features automatic software updates and enhanced parental controls.
o    Artera  developed  its Artera  Turbo  distribution  network by signing  new
     resellers  and  master  distributors  in  the  U.S.,  Latin  America,   the
     Netherlands, Turkey, the U.K. and elsewhere. These distributors include telecommunications wholesalers representing hundreds of thousands of dial-up lines for potential use of Artera Turbo.
o DMC HealthMedia expanded its health care facility-based network by installing 12 additional outpatient care facilities throughout the New York metropolitan area.
o DMC HealthMedia advertisers Neighborhood Health Partners and Health Source increased their presence on the network with expanded advertising contracts.
o STMicroelectronics, a global leader in semiconductor solutions across microelectronics applications, provided samples of its smart card chip incorporating NCT technology to its major customers.
o NCT added two algorithms to its ClearSpeech(R) suite - ClearSpeech Adaptive Speech Filter II (ASFII) and ClearSpeech Adaptive Noise Suppressor (ANS). ASFII improves NCT's standard Adaptive Speech Filter noise reduction algorithm by providing faster response time, less voice distortion and fewer background noise remnants for automotive communications applications. ANS is a new algorithm designed to reduce, by 3-12dB, audio signals below a given threshold.

     In 2002, the company's efforts were focused on developing, introducing and launching the single line, single user version of its Artera Turbo(TM) subscription service; growing the DMC HealthMedia network and closing non-performing subsidiaries. Highlights in 2002 include the following:

o We completed our acquisition of DMC New York, Inc., which resulted in an additional charge of $9.2 million.
o Artera Group launched its new Artera Turbo service on October 9, 2002 and began development of a distribution channel for the product.
o Artera Group further developed its relationship with GTSI Corporation, a leading government reseller with annual sales of over $650 million and a sales force of over 300.
o Artera entered into an agreement with FairPoint Communications, Inc., a U.S. telephone company. FairPoint Communications will sell Artera Turbo subscription services through its 29 owned and operated rural local exchange carriers across 18 states, serving approximately 245,000 access lines.
o FairPoint relationship was expanded to include FairPoint Broadband, Inc., a subsidiary of FairPoint Communications, to serve as the exclusive master distributor of Artera Turbo(TM) to virtually all of the 1,100 rural local exchange carriers and incumbent local exchange carriers. FairPoint Broadband is also a non-exclusive master distributor of Artera Turbo(TM) to approximately 7,600 Internet service providers across the U.S. and Canada.

o DMC HealthMedia installed Sight & Sound(R) networks in four hospitals and four health care facilities in the New York metropolitan area and initiated advertising sales efforts to organizations promoting health care enrollment programs.
o Two algorithms in NCT's ClearSpeech suite became certified in 2002 as eXpressDSP Compliant. This is a program that certifies third-party developers who meet standards for porting algorithms to Texas Instruments' platforms, thereby accelerating their time to market.
o ClearSpeech(R) Adaptive Speech Filter algorithm was incorporated into a new line of Third Generation cell phones from Sharp Corporation (Japan).
o In an effort to improve our financial performance, we closed DMC Cinema, Inc. (acquired in 2000 as Theater Radio Network), a subsidiary of Distributed Media Corporation, Artera Group International Limited (acquired in 2001 as the Web Factory), a subsidiary of Artera Group, Inc. and the Linthicum, Maryland corporate research and development operation.

     During 2001, our activities were focused toward assimilating the operations of acquired companies, including Artera International (acquired in 2001), DMC Cinema (acquired in 2000), Midcore Software (acquired in 2000) and Pro Tech Communications (acquired in 2000), and further development of related technologies. In addition, we continued our efforts to develop Distributed Media Corporation. The following were significant events in 2001:

o In January 2001, Artera Group, Inc. secured initial net financing of $2.5 million, based upon convertible notes issued to outside investors with a face value of $5.0 million, convertible to Artera common stock if the subsidiary goes public. As founder investors, the investors in Artera received a 50% discount to face value on the convertible notes. Artera issued additional 6% convertible notes in 2001 for an aggregate face value of $2.6 million. Consideration for the $7.6 million face value of Artera debt issued in 2001 consisted of $2.9 million cash, net of $0.1 million in expenses, Pro Tech common stock valued at $0.5 million and non-recourse notes receivable of $1.0 million.
o We reacquired (or agreed to reacquire) DMC licenses that had previously been sold in 1999 and early 2000, including all DMC licenses for the right to operate in the New York area and the license for the right to operate in Israel. These repurchases resulted in aggregate charges in 2001 of $19.3 million, net of $2.7 million reduction of deferred revenue in 2001 (the 2002 charge was $9.2 million as noted above). Our purchase of DMC licenses previously sold was to preserve the value of DMC in the respective market areas where licenses had been sold by repurchasing the licenses from licensees who were not exploiting them and gaining control of the licenses so that they would be available for future sale at prices that would better reflect anticipated operational revenue. To that point in time, we had not been able to develop a sufficient capital core to exploit the technology and to execute the DMC business plan. Please refer to the section below entitled "Certain Relationships and Related Transactions."
o NCT and NXT plc reached an agreement to reorganize their 1997 cross-license arrangements related to flat panel speaker technology. Under the new agreements, NCT received 2 million ordinary NXT shares in consideration for the cancellation of the 6% royalty payable by NXT to NCT Audio Products. The NXT shares at issuance held a value of approximately $9.2 million. We sold all the NXT shares in 2001 for an aggregate of $6.9 million in cash, net of fees and expenses.

     During 2000, our efforts were devoted to consummating several acquisitions including Midcore Software, Inc., Theater Radio Network, Inc. (which we renamed DMC Cinema), and Pro Tech Communications, Inc. and continuing efforts on the development of Distributed Media Corporation. The following were significant events in 2000:

o Distributed Media Corporation licensed to Eagle Assets Limited the right to develop a portion of the New York microbroadcasting region for $2 million. We agreed to reacquire this license in 2001 (see above).
o Distributed Media Corporation licensed to Brookepark Limited the right to develop Israel as a microbroadcasting media market for $2 million. We agreed to reacquire this license in 2001 (see above).
o NCT licensed to Delphi Automotive Systems the rights to ClearSpeech(R) noise, acoustic echo and live echo cancellation algorithms for use in its mobile multimedia computing platform for hands-free cellular communications.

o Our subsidiary, Advancel Logic Corporation, licensed to Infinite Technology Corporation exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java(TM) Turbo-J(TM) technology, subject to rights previously licensed to ST Microelectronics and granted non-exclusive rights to Advancel's Java(TM) smart card core.

     During 1999, NCT Audio's marketing accelerated. Headset marketing continued, as did technology licensing of the ClearSpeech technology. During 1999, NCT's media subsidiary Distributed Media Corporation (formed in 1998) was launched. Also during 1999, NCT introduced home theater in a box and home theater speaker bundles; Lernout & Hauspie licensed ClearSpeech noise and echo cancellation for speech applications; Distributed Media Corporation executed contracts with Barnes & Noble College Bookstores and Wherehouse Entertainment stores; and Distributed Media Corporation entered into a $1 million financing agreement with Production Resource Group.

B.   Business Strategy

     Our objective is to leverage our existing base of proprietary technologies by licensing them and developing new products and services. To achieve this objective, we license our technologies to subsidiary companies that are focused in particular markets so that the subsidiaries, in turn, may offer our technologies for licensing to others and developing products and services to be offered to customers. Employing this strategy, the subsidiary is responsible for developing the specific knowledge and intimacy with its market and industry. NCT's technologies are applicable to a wide variety of markets, and therefore, this market knowledge would be difficult to cultivate without specialized subsidiaries. For example, Artera Group, Inc. licensed the Artera Turbo (TM) technology and is commercializing a subscription-based service for Internet users. Pro Tech Communications, Inc. licensed NCT's active noise reduction and ClearSpeech(R) algorithms for use in headset products. Distributed Media Corporation is commercializing a microbroadcasting system utilizing NCT's flat speaker technology and proprietary system management algorithms. From time to time, we sell ownership interests in NCT and our subsidiaries to acquire assets and funds needed to operate and finance our ventures.

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

     Information and Traffic Optimization Management Software. Artera's patent-pending technology, Artera Turbo(TM), is a subscription-based service that allows users with a single 56K dial-up connection to browse the Internet at effective speeds faster than with a 325kbs digital subscriber line connection for a fraction of the cost of broadband. Effective speeds of faster connections such as cable, digital subscriber line (DSL) and integrated services digital network (ISDN) are improved as well. Artera Turbo enhances the effective speed of Internet activities, including web browsing, e-mail and file transfers, for any residence or small to medium sized office, educational institution or governmental facility. Artera Turbo works via a series of proprietary data management techniques. These involve optimization processes Artera Turbo performs on an information stream to reduce the number of bytes transferred over the network (reduction of the size of data transferred). Those techniques that have been developed by us are the subjects of three pending patents of NCT, licensed to Artera. We believe that those aspects of the Artera Turbo technology that are patent pending are unique to NCT and Artera. While it is not possible to patent all of Artera Turbo's data optimization technology, our patents pending cover the unique implementation techniques we have developed. To use Artera Turbo, the user installs the Artera Turbo software on his or her computer via download or CD. No additional hardware is required for the user, nor for the user's Internet service provider. The Artera Turbo software causes the user's computer to connect to the Internet through one of Artera Turbo's data centers. These data centers are integrated systems of server hardware and proprietary and non-proprietary software operated by Artera (or outside providers on Artera's behalf) at commercial facilities. The data centers perform most of the data management functions of Artera Turbo and communicate with users' computers to cause them to perform related functions. Record keeping, access control and billing are accomplished through a customer relations management system connected to the data centers. In forthcoming versions of Artera Turbo, we expect large enterprises to be able to house their own, separate data centers, resulting in bandwidth usage reductions in their private networks. The Artera Turbo product not only increases effective data transfer speeds, but also manages Internet access with features such as usage control and accounting, routing, firewall, e-mail server, caching, parental controls and more.

D.   NCT Proprietary Rights and Protection

     As of February 29, 2004, NCT and its subsidiaries held approximately 595 patents and related rights and an extensive library of know-how and unpatented technology. We have patent coverage in the U.S., Canada, Japan, Europe, Korea, Australia, Hong Kong and Taiwan. We hold or have rights to 317 inventions as of February 29, 2004, including 113 United States patents and over 482 corresponding foreign patents. We have pending 119 U.S. and foreign patent applications. Our engineers have made 164 invention disclosures for which we are in the process of preparing patent applications.

     NCT has continued to make substantial investments in its technology and intellectual property and has incurred development costs for engineering prototypes, pre-production models and field-testing of several products and applications. Management believes that our investment in our technology has resulted in the expansion of the value of our intellectual property portfolio and improvement in the functionality, speed, costs of components, products and applications. Our intellectual property strategy has been to build upon our base of core technology that we have developed, acquired or exclusively licensed with newer advanced technology patents developed by, purchased by, or exclusively licensed to, us. In many instances, we have incorporated the technology embodied in our core patents into patents covering specific product applications, including the products' design and packaging. We believe this building-block approach provides greater protection to us than relying solely on the core patents. As our patent holdings increase, we believe the importance of our core patents will diminish from a competitive viewpoint.

     DMC received a U.S. patent for Network of Digital Broadcast Systems in January 2003. During 2003, we also received five foreign patents based on headset active vibration control and acoustic echo canceller technologies (two in each of Canada and Europe and one in Japan). We also filed three applications based on Artera technology in 12 foreign countries in December 2003. In 2002, three U.S. patent applications plus their corresponding foreign applications were filed to cover Artera technology. In addition, one U.S. and one European headset patent were issued in 2002 covering cushioned earphones and headsets for aircraft.

     Our core patents and advanced patents and patent applications include the following technologies:

o    active noise control for headsets;
o    adaptive feed forward approach to active noise control;
o    cabin quieting and vibration isolation;
o    multi-channel noise control;
o    combined feedforward and feedback control;
o    control using harmonic filters;
o    filters for signal enhancement and speech filtering;
o    control systems for noise shaping;
o    ClearSpeech (R) technology;
o    Sight  &  Sound(R)'s  method  and  apparatus  for  delivering   audiovisual
     information; and
o    Artera Turbo information and traffic optimization management.

     The patents described above include patents of all ages ranging from pending applications, which will have a duration of 20 years from their filing dates, through patents soon to expire. Our patents have expiration dates ranging from 2004 through 2019, with the majority of the material patents upon which we rely expiring in 2011 and beyond.

     NCT has been granted the following trademark registrations:

        Mark                       Field of Use
        ----                       ------------
     NCT logo                      Company logo
     NoiseBuster(R)                Headsets
     ClearSpeech(R)                Adaptive speech filter products
     ProActive(R)                  Headsets
     Sight & Sound(R)              Microbroadcasting
     Artera(R)                     Computer software that permits
                                   high-speed Internet connection and
                                   high-speed electronic transmission of data,
                                   images, documents and voice
     Fastest Ride on the Net!(R)   Computer software that permits high-speed
                                   Internet connection and high-speed
                                   electronic transmission of data, images, documents and voice

     We have also applied for registration of a number of trademarks including:

        Mark                       Field of Use
        ----                       ------------
     Artera(TM)                    Telecommunications services
                                   involving electronic transmission of
                                   data, images, documents and voice;
                                   provision of high-speed access to
                                   area networks and the Internet;
                                   hosting of web sites of others;
                                   telecommunications consultation (a)
     Artera Turbo(TM)              Computer software that permits high-speed
                                   Internet connection and high-speed electronic transmission of data, images, documents and voice; hosting of web sites of others (a)
     Fastest Ride on the Net!(TM)  Telecommunications  services involving electronic transmission of data, images, documents and voice; provision of high-speed access to area networks and the Internet

     Footnote:
     ---------
     (a) In December 2002, oppositions were filed before the U.S. Patent and Trademark Office to these trademark registration applications for Artera and Artera Turbo. The alleged basis for the oppositions is a confusing similarity to another trademark already registered (Altera). NCT intends to defend these Artera and Artera Turbo trademark registration applications against these oppositions. For more information, see the section "Legal Proceedings."

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

E.   Research and Development

     Our research and development personnel focus on product, software and algorithm development, which provides the technological basis for our technology licensing and commercial products, and on basic research, which helps provide the scientific advances that ultimately lead to new products and technology. As of February 29, 2004, our product and development team was comprised of approximately 22 development engineers and scientists. In addition to our internal research and development team, we have entered into joint research and development initiatives with other companies.

     NCT-sponsored research and development expenses aggregated $6.0 million, $4.7 million and $3.7 million for the years ended December 31, 2001, 2002 and 2003, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain our competitive position. This includes improving our current technologies and products and developing newer technologies and products.

     Our key research and development activities over the last three fiscal years include:

     o Development of Artera Turbo subscription service and web-based customer relationship management system for Artera;
     o Improvement to existing echo cancellation and noise filtering algorithms including porting to specific hardware platforms and processor cores;
     o Development of four new ClearSpeech(R) noise filtering algorithms, adaptive speech filter II, adaptive noise suppressor, speech in noise detector and intelligent squelch filter;
     o Improvements to the active noise cancellation technologies used in our headset products;
     o    Development of new algorithms and systems;
     o    Development of advertisement play verification software; and
     o Development of echo cancellation/noise filtering software module appropriate for integration into an Internet telephony program.

F.   Existing Products and Services

     Introduction

     NCT and its subsidiaries, rather than its licensees, produces each of the existing products and services we discuss below. NCT's manufacturing and assembly operations are primarily outsourced and handled through contracts with key suppliers and partners. Typically, we purchase complete products from these sub-contractors built to our specifications. Products are then shipped either directly to our customers, to our warehouse or to our third-party warehousing provider. Our employees are responsible for the receiving, stocking, cycle counting, shipping and handling of most of our products. On occasion, we may require that some modifications or value-added service be performed in-house or at a third-party contractor.

     Revenue recognized for our product lines based upon our technologies is classified in our statements of operations as technology licensing fees and royalties, product sales, advertising and engineering and development services. Our product lines (and licenses) that comprised more than 15% of our total revenue in any one of the last three years are as follows:

o Flat panel technology licensed to New Transducers Ltd. (NXT) comprised approximately 15.1%, 29.2% and 44.0% of our total revenue in 2001, 2002 and 2003, respectively.
o Midcore technology licensed to Teltran International Group, Inc. (Teltran) comprised approximately 21.7%, 26.2% and zero of our total revenue in 2001, 2002 and 2003, respectively.
o Pro Tech Communications' product revenue was 20.5%, 22.5% and 24.3% of our total revenue in 2001, 2002 and 2003, respectively.

     NCT Hearing Products

o NoiseBuster(R). Line of personal active noise reduction headphones and communications headsets that has been marketed since 1997. The NoiseBuster reduces low frequency background noise electronically using active noise reduction technology, while leaving speech and music clearly audible. The NoiseBuster headset is sold directly by NCT as well as through a network of resellers.
o ProActive(R). Line of active noise reduction industrial hearing protection and closed back communications headsets that has been marketed since 1996. The ProActive is ideal for use in higher-noise environments consisting largely of low-frequency noise that cannot easily be reduced with passive methods. Low frequency noise masks the intelligibility of speech and warning signals, which can be hazardous. ProActive is sold directly by NCT as well as through a network of resellers.
o NB-PCU. Integration of NCT's active noise control technology into in-flight passenger entertainment systems. As a component of the system, NCT also has developed a low-cost headset specifically for in-flight use to be used in conjunction with the integrated active noise reduction electronics. The system is currently being installed in first and business-class cabins on new United Airlines' aircraft.

     Pro Tech Communication Products

     Pro Tech currently sells high-quality, lightweight headsets to call centers and the fast food industry. The following are products manufactured or assembled by Pro Tech and sold directly by Pro Tech as well as through a network of resellers:

o    The ProCom. Lightweight fast-food headset
o The Apollo. Advanced, lightweight headset design sold for use with telephone users in the call center and small office market
o The Apollo Freedom Series Headset. A headset made to plug directly into phone systems that already have amplification built into their existing handset
o The Gemini Amplifier. A full feature amplifier designed to be used in nearly all phone or PC phone configurations in the call center and small office market
o The USB Adapter. An adapter that allows the use of an amplifier and headset in PC phone installations
o The DSP Intelligent Microphone. Designed to serve those markets where the use of a headset is not wanted but headset functionality is required such as speech recognition and speech enabling input/output PC gaming applications
o The Manager's Headset. A lightweight over-the-ear fast-food headset which provides improved comfort to the fast-food store manager monitoring drive-through activity
o The A-10 Amplifier. Multi-line amplifier being offered with each of Pro Tech's headsets, designed for the small office and home office markets and has been engineered to work with over 90% of all existing phone systems in the world
o The A-27 Amplifier. Designed for automatic control distributors or phone systems which use the standard PJ-237 2-prong plug as their interface
o    The Active Series Headset. Designed for the mobile headset user
o    The Trinity Headset. Designed for users in noisy environments

     NCT Communications Products

     ClearSpeech (R) algorithms are developed by NCT and licensed directly from NCT to manufacturers for use in a wide variety of communications applications.

o ClearSpeech(R)Adaptive Speech Filter. Removes stationary noise from voice transmissions
o ClearSpeech(R)Adaptive Speech Filter II. Removes broadband stationary noise from voice transmissions, particularly aimed at automotive environments
o ClearSpeech(R)-Acoustic Echo Cancellation. Removes acoustic echoes in hands-free full duplex communication systems
o ClearSpeech(R)-Reference Noise Filter. Isolates and removes interfering signals, such as background radio, television, machine and siren noise, so communications can be heard more clearly

o ClearSpeech(R)-Speech in Noise Detector. A noise-robust voice activity detector that produces a binary value, depending on whether or not speech is detected, and an audio output for which non-speech segments have been muted
o ClearSpeech(R)-Intelligent Squelch Filter. Reduces unwanted signals such as pops and pre-speech noise experienced in some radio communications
o ClearSpeech(R)-Line Echo Cancellation. Reduces electrical echo caused by 2-4 wire hybrids in telephone networks
o ClearSpeech(R) Adaptive Noise Suppressor. Reduces signals that are below a given threshold
o ClearSpeech(R)-Mic. The first digital noise reduction microphone system for use with hands-free communication systems, substantially reduces background road, tire, wind, engine and traffic noise from hands-free calls, allowing the person receiving the call to hear voices more clearly and with less frustration
o ClearSpeech(R)-Speaker. A loudspeaker that cleans background noise from the incoming speech signal over a two-way or mobile radio for better intelligibility, suitable for use with mobile radios, fleet communication
     systems,   marine   radios   and  many   other   communication   systems
o ClearSpeech(R) Chip Set. Currently being sold for incorporation into communication systems at drive-through fast-food restaurants, allows the system to filter background car noise so that only the voice comes through, cutting down on errors in the order process
o ClearSpeech(R)-PCB Board. Currently sold for incorporation into communication systems for public transportation buses
o ClearSpeech(R)-Algorithm Evaluation Platform. A hardware platform designed to facilitate real-time evaluation of the ClearSpeech algorithms

     NCT Audio Products

     Gekko(TM) flat speaker and ArtGekko(TM) speaker grille. Line of flat audio speakers utilizing NCT's patented flat panel transducer technology and line of acoustically permeable, decorative speaker grilles. With this technology, Gekko(TM) speakers deliver sweet space sound that floods the room with sound as opposed to conventional speakers which deliver sound like a spotlight. Available in two sizes, the Gekko(TM) flat speakers are thin wall hanging speakers that are designed to accept high quality reproductions of the world's most popular artwork, which is the ArtGekko(TM) line of replacement prints and decorative frames. The art is printed on acoustically transparent material, which allows all sound from the flat speaker to pass freely. Gekko(TM) flat speakers have been sold since 1998 through a network of audio retailers. NCT Audio also provides flat speakers for Distributed Media Corporation's Sight & Sound(R) microbroadcasting system.

     Distributed Media Corporation Advertising

     Sight & Sound(R) system. Sight & Sound(R) provides advertisers with a place-based medium in out-of-home commercial and professional establishments. The Sight & Sound(R) unit is comprised of a stationary billboard format and broadcast music and advertisements. The source of the sound for the system is our digital broadcast system that contains a computer with a hard drive, an amplifier, sound compression unit and other electronic devices. The music is downloaded from the DMC home office to the hard drive through the Internet and then played through flat panel speakers installed in the store. The system is controlled and monitored remotely from a central site and the system is scalable to any number of sites. The audio portion of the advertising is downloaded electronically while the print aspect of our advertisements is sent to independent agents who place the advertisements in the establishments.

     The viability of this business is dependent on advertising placements. Because of this and because advertisers, especially national advertisers, require significant reach into a market when purchasing media, an important objective of DMC is to develop a substantial network of establishments as quickly as possible. There are two different strategies DMC has employed for building the Sight & Sound(R) network. One strategy is for DMC to contract directly with large national retailers (such as Barnes & Noble College Bookstores) and with health care facilities for the deployment of the Sight & Sound(R) music system and media service in their establishments. Under this contract strategy, DMC (or its designee) provides, installs and operates the Sight & Sound(R) system at its directly contracted locations and pays the contracted person (such as Barnes & Noble College Bookstores or the health care facility) a percentage of the advertising revenue generated by its installed locations. As contracted, we maintain the system by providing the music genre selected along with the audio advertisements to be aired and the billboard advertisements to be displayed on the flat panel speakers at the respective locations. DMC pays a portion of the advertising revenue generated (a royalty) as compensation for our use of the facilities where the Sight & Sound(R) system is located (including the establishments secured by DMC's licensees). We believe the payment serves several purposes including: an inducement for the establishment owner to house the Sight & Sound(R) unit and an incentive for the establishment owner to seek and promote advertisers to air/display advertisements at the location.

     DMC had executed a contract with Barnes & Noble College Bookstores, which allows for the placement of our Sight & Sound(R) system in its approximately 400 retail store locations throughout the U.S. (as our cash resources will allow). As of December 31, 2003, 33 Barnes & Noble College Bookstores locations are currently operating DMC digital broadcasting systems primarily installed in 2000. Our installed base of operating Barnes & Noble College Bookstores locations has declined due to lost leases and new construction by the retailer. Our installation process is contingent on having adequate cash resources and has progressed slowly due to our financial constraints. The operating systems are geographically dispersed throughout the U.S.

     A second strategy developed to accelerate the expansion of the Sight & Sound network is the licensing of market areas (by geographic territories or lines of business). As a way of accelerating the growth of DMC and delivering expanded reach to its advertisers, through 2000, DMC had actively pursued a licensing strategy of forming national and international affiliate networks
(generally within a defined geographical or market area such as health, education, hospitality or fitness). Since 2000, DMC has de-emphasized its licensing efforts due to insufficient capital to market to prospective licensees, inadequate financing to provide equipment to the licensees, as needed, and weakness in the advertising sector. In the licensing strategy, DMC (as licensor) provides the Sight & Sound unit to the licensee, as the licensee may request. The licensee secures locations to house the Sight & Sound unit, is responsible for the installation, maintenance and operation of the Sight & Sound unit and is responsible for selling local and regional advertising in its licensed area. Upon request from the licensee and for a fee, DMC maintains the system by providing music of the selected genre along with the audio and visual advertising scheduled to be aired and displayed on the behalf of the paying advertiser. DMC installs and operates the system on behalf of the licensee only as requested by the licensee and for a fee. Both DMC and the licensee are responsible for selling advertising, although DMC's emphasis is to attract national advertisers (see discussion of DMC licensing activities in I. - Revenue below). As noted above, DMC pays a portion of the advertising revenue generated to the licensee as compensation for our use of the facilities where the Sight & Sound(R) system is located. We believe the payment serves as an inducement for the licensee to secure locations to house the Sight & Sound(R) unit and provides an incentive for the licensee to seek and promote advertisers to air/display advertisements at its locations.

     Artera Group Products

     Artera Turbo is a software-based service that improves the effective performance of communication lines for Internet-based applications such as web browsing, e-mail and file transfers. It accomplishes these improvements by employing a number of patent-pending, performance enhancement techniques that decrease the size and increase efficiencies in the movement, storage and delivery of electronic data. The core of the Artera Turbo service is the
MidPoint technology, which we combined with other performance enhancing technologies we invented to create Artera Turbo. The following releases have been made:

o With Artera Turbo version 1 (released January 2002), local area network-based PC users (typically, businesses) utilizing multiple dial-up lines are able to achieve effective speeds of up to four times the normal speed of dial-up lines. The effective speeds of faster connections such as cable, digital subscriber line and integrated services digital network are improved as well.
o With Artera Turbo version 2 (released October 2002), residential, single PC users with a single dial-up line are able to achieve effective speeds averaging five times as fast as those achieved when Artera Turbo is not used. The effective speeds of faster connections such as cable, digital subscriber line and integrated services digital network are improved as well.
o With Artera Turbo version 2.5 (released January 2003), the single dial-up line, single PC user is able to achieve effective speeds averaging 5.6 times as fast as those achieved when Artera Turbo is not used. The effective speeds of faster connections such as cable, digital subscriber line and integrated services digital network are also improved.

o With Artera Turbo 3.0 (released April 2003), we introduced an intuitive user interface that makes accessing features, adding options and changing settings easier for the user and that includes visual feedback to the user to indicate some of Artera Turbo's most important features.
o With Artera Turbo Version 3.1 (released December 2003), we added the ability to increase effective speeds of e-mails that are not web-based (e.g., Microsoft Outlook(R)e-mails), including compressible attachments sent with them, and of compressible files uploaded or downloaded via file transfer protocol (FTP). We also added an automatic software update feature and enhanced parental controls, which are important to the residential user. The Local Area Network (LAN)-based product allows small office and home network users connected to a LAN to share an Internet connection by teaming multiple dial-up or other lines. For broadband access to LAN-based technology, the user is able to achieve more than twice the effective speed using less than half the bandwidth. Also within this version of Artera Turbo was our Road Warrior client software, which allows notebook computer users to move easily from their office LANs to use at home or on the road.

     For each application of Artera Turbo, the level of its performance depends on the nature of the data being transmitted. The general rule is that the more compressible, cacheable and inefficiently designed the data, the higher Artera Turbo's performance. Artera Turbo is most effective with web browsing, e-mail, e-mails with compressible attachments and file transfer of compressible files. Artera Turbo is less effective with streaming media, secure web pages such as those used for credit card forms, e-mail with non-compressible attachments and FTP transfers of non-compressible files. While Internet connections are generally faster with multiple lines (requiring multiple modems and, typically, multiple Internet service provider accounts), Artera Turbo achieves effective speed improvements with only one line, modem, Internet service provider account and personal computer. All of the performance enhancements described above have been verified in tests conducted in our laboratories, although we have not contracted independent laboratories to conduct the tests on the product.

     Although there are other products being marketed by Internet service providers and other vendors that perform services similar to Artera Turbo, we differentiate our product from the competition by offering high performance with more features and greater adaptability. For example:

o Artera Turbo works with any type of Internet connection including dial-up, ISDN, wireless, satellite, DSL, cable and T-1 lines. Many Internet speed enhancers deliver speed improvements only for narrowband dial-up.
o Artera Turbo includes an integrated, ultra-secure firewall to protect computers from viruses, hackers and other unwanted attacks. To our knowledge, no other Internet speed enhancer contains this feature.
o Artera Turbo includes integrated web site parental controls to allow parents to determine which web pages their children may or may not visit. To our knowledge, no other Internet speed enhancer contains this feature.
o All current Internet speed enhancers trade off, to some extent, on-screen graphics resolution for effective speed increases, but with Artera Turbo, our tests indicated the rate of effective speed increase for a given level of graphics resolution reduction is higher than with other Internet speed enhancers;
o Artera Turbo comes in a single user residential version and a small office/home office (SoHo) version that can support up to 249 concurrent users on a LAN. In 2004, we have developed an enterprise version that will support 250 or more concurrent users on a LAN.

     We continue to work to improve Artera Turbo to allow even faster effective Internet speeds and to permit the use of the product under additional personal computer and network configurations. Artera Turbo will remain a valuable product even if the use of narrowband dial-up Internet access declines in the United States over time, because (i) Artera Turbo increases effective speeds of faster, broadband connections as well as dial-up; (ii) any decline in dial-up in the United States will be gradual; (iii) Artera Turbo will still be able to service large numbers of dial-up customers in other countries; and (iv) with forthcoming versions, Artera Turbo will be able to improve effective data transfer speeds within internal LANs not connected to the Internet.

     Artera Turbo is delivered to end users as a subscription service, generally on a month-to-month basis but sometimes under annual or other arrangements. Artera markets its services to regulated and unregulated phone companies, Internet service providers (ISP), wireless providers and other organizations that offer Internet access services. Artera continues to expand its distribution channels for resellers. Distribution is via Artera's network of exclusive and non-exclusive distributors and their resellers in the United States and around the world. Distributors include ISPs and others that offer Internet access services such as Incumbent Local Exchange Carriers and Competitive Local Exchange Carriers. Artera Turbo is generally offered to end users in one of the following ways:

o As a bundled offering, in which a reseller has a single offering of Internet access service and Artera Turbo is an included part of that offering for all of the reseller's customers.
o As a premium offering, in which a reseller offers a standard Internet access service that does not include Artera Turbo and a premium Internet access service that does, with the customer selecting between the two.
o As a separate offering, in which a reseller offers Artera Turbo as a distinct product that can be purchased and used to enhance the existing Internet access offerings of the reseller.

     Artera Turbo pricing to distributors varies depending on the version being distributed, the geographical territory, the volume of distribution, the support services performed by the distributor, the nature and extent of the distribution and marketing commitments and, of course, the competitive environment. Artera Turbo pricing to end users is determined by the resellers. Some resellers do not specifically charge for Artera Turbo, choosing instead to include it in their offerings to improve performance, reduce end user turnover (churn) and garner new customers. Of the distributors who do charge for Artera Turbo, monthly per user charges generally range from $2.00 to $5.00. Other Internet access speed enhancers are generally priced in the same range. Our experience with retaining Artera Turbo subscribers is at or above the norm for similar paid Internet-related services. The majority of distributors signed by Artera continue to offer Artera Turbo to their customers.

     In 2002, Artera, FairPoint Communications, Inc. and FairPoint Broadband, Inc., a wholly-owned subsidiary of FairPoint Communications, Inc., executed various license agreements whereby FairPoint served, with some exceptions, as the exclusive master distributor of Artera Turbo to ILECs, rural local exchange carriers and certain ISPs in the United States and Canada and have other non-exclusive rights with respect to Artera Turbo in that territory. On May 23, 2003, FairPoint Broadband and Artera entered into a memorandum of understanding in which they noted their mutual intent to execute a new agreement. On November 1, 2003, the parties executed a new agreement that replaced the prior agreements with FairPoint Broadband and FairPoint Communications. Please refer to Note 13 - notes to the consolidated financial statements.

     As of December 31, 2003, FairPoint has paid us $546,000 in non-refundable license fees representing the total amount due us. The balance of the license fee of $2.0 million required under one of the prior agreements will not be collected because of the renegotiated agreement executed in 2003. To date, Fairpoint has paid us only a nominal amount (less than $1,000) in royalties. FairPoint has told us that it has not sought alternative vendors for services like Artera's, but rather has worked with Artera to make the relationship more beneficial for both parties. We too have not sought a replacement for FairPoint and have worked to improve the relationship for mutual benefit. Although we continue to sign up and seek other distributors for Artera Turbo in North America and beyond, those are additions to, not replacements of, FairPoint. Our experience with retaining Artera Turbo subscribers through FairPoint is comparable to our experience through other distributors, which is at or above the norm for similar paid Internet-related services.

G.   Strategic Relationships

     NCT's establishment and maintenance of strategic relationships with major domestic and international business concerns has facilitated the licensing and sale of its technologies and applications. In exchange for the benefits to these companies' own products offered by our technology, these relationships, under the terms of license agreements, provide marketing, distribution and manufacturing capabilities for our products and enable us to limit the expense of our own research and development activities. In order to ensure dependable sources of supply and to maintain quality control and cost effectiveness for components incorporated in our applications and products, an important element of our strategy has been to identify and enter into relationships with manufacturers that will develop and produce custom-made items for NCT product applications, and with manufacturers of components that will supply and integrate components for NCT technologies. The following summarizes NCT's key licensing relationships:

--------------------------------------------------------------------------------
                                 Date Initial
                                 Relationship
     Key Licensees               Established             Applications
     -------------               -----------             ------------
Ultra Electronics Ltd.            June 1991      Aircraft Cabin Quieting Systems

New Transducers Ltd.              March 1997        Flat Panel Transducers

Oki Electric Industry Co., Ltd.  October 1997           Communications

STMicroelectronics SA &          November 1998          Java(TM)platform
  STMicroelectronics Srl

Delphi Automotive Systems          May 2000              Communications

Sharp Corporation                 August 2001            Communications
--------------------------------------------------------------------------------


     Ultra Electronics Ltd. (U.K.)

     Since 1991, NCT and Ultra (and Ultra's predecessor, part of the Dowty Group), have been designing and developing systems to enhance passenger comfort by quieting aircraft passenger compartments in specified propeller-driven aircraft, which Ultra sells to the worldwide turbo-prop aircraft market. In May 1993, Ultra and NCT signed a teaming agreement to produce and install the NCT cabin quieting system on the SAAB 340 aircraft. Deliveries under this agreement began in 1994. In March 1995, NCT and Ultra amended the teaming agreement and concluded a licensing and royalty agreement for $2.6 million. The arrangement with Ultra terminates upon the expiration of the last applicable patent or rights. Under this agreement beginning in 1998 and continuing through 2013, Ultra has or will pay NCT a royalty of 1.5% of sales of products incorporating NCT technology (refer to Note 4 - notes to the consolidated financial statements for further details). Each quarter on a timely basis, Ultra provides us with an accounting of its sales of products incorporating NCT technology; however, Ultra tends to not pay us the royalties due on a timely basis.

     New Transducers Ltd. (U.K.)

     New Transducers Ltd. (NXT), its parent, NXT plc, a United Kingdom company listed on the London Stock Exchange, NCT and NCT Audio executed various cross-licensing agreements in 1997. In 2001, NCT and NXT entered into an arrangement to reorganize the cross-license agreements between the companies. Under the new agreements, we received two million ordinary NXT plc shares in consideration of the cancellation of the royalty payable by NXT to NCT Audio under the 1997 cross-license agreement. The NXT plc shares, upon issuance, had a market value of approximately $9.2 million; these shares were sold for $6.9 million after commissions, resulting in a loss of $2.3 million. We used the cash proceeds in accordance with the revised agreements. In addition, ownership of specified intellectual property, the rights to which were previously licensed to NXT, was transferred to NXT. NXT has licensed to NCT and its applicable subsidiaries the specified NXT intellectual property and all of the NCT-developed intellectual property. NXT agreed to design a low-cost flat panel speaker for use by Distributed Media Corporation. Also under the new agreements, we acquired 533 shares of NCT Audio that were held by NXT and allowed NXT a cashless exercise of an option granted in 1997 to purchase 3,850,000 shares of our common stock. NXT is required to assist DMC in developing a new flat speaker, and we will pay royalties on products developed by NXT and sold by us at the greater of 2% of net sales revenue or ten cents per product developed by NXT (refer to Notes 4, 16 and 17 - notes to the consolidated financial statements for further details).

     Oki Electric Industry Co., Ltd. (Japan)

     In October 1997, NCT and Oki executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Oki licensed NCT's ClearSpeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications applications. NCT has granted Oki the right to manufacture, use and sell products incorporating the algorithm. The algorithm is specifically designed to remove background noise from speech and other transmitted signals, greatly improving intelligibility and clarity of communications. NCT is currently receiving royalties from OKI relating to the license agreement (refer to Note 4
-
notes to the consolidated financial statements). This agreement terminates upon the expiration of the last applicable licensed patent, unless earlier terminated by written agreement of the parties.

     STMicroelectronics SA & STMicroelectronics Srl (France and Italy)

     In November 1998, our subsidiary, Advancel, and STMicroelectronics SA executed a license agreement. Under the terms of the agreement, which included the payment of a license fee, a minimum royalty within two years and future per unit royalties which continue for an unspecified term, STMicroelectronics SA licensed Advancel's tiny2J(TM) for Java(TM) (the T2J-processor core) to combine it with its proven secure architecture and advanced nonvolatile memory technology, to offer a new generation of secure microcontrollers for smart card applications. The T2J-processor core is designed to accelerate the execution of Javacard(TM)-based smart card applications such as electronic purse credit/debit card functions, identification cards that provide authorized access to networks and subscriber identification modules that secure various cellular phones against fraud. This agreement resulted in revenue of $0.2 million in 1998 and $2.2 million in 1999. We anticipate royalty revenue from this source may be significant in the future. Royalty payments (based on an amount per T2J microprocessor core unit) from STMicroelectronics commenced during 2003. In accordance with the 1998 agreement, as amended, 50% of the earned royalty payments will not be paid until ST exhausts the $900,000 minimum royalty it prepaid in 1999; the other 50% will be paid to us and recognized as royalty revenue when billed by us (our billings are based upon royalty reports provided to us quarterly by ST). For the year ended December 31, 2003, we earned approximately $28,000 in royalties from ST and recognized approximately $14,000 in royalty revenue. As of December 31, 2003, the remaining balance of prepaid royalty was approximately $886,000.

     Delphi Automotive Systems (U.S.)

     On May 3, 2000, Delphi Automotive Systems licensed NCT's ClearSpeech(R) noise, acoustic echo and live echo cancellation algorithms for use in their mobile multimedia computing platform for hands-free cellular communications. NCT's patented ClearSpeech algorithm cancels approximately 95% of background road, tire, wind, engine and traffic noise from hands-free communications, allowing the party receiving the communication to hear speech more clearly. NCT has recognized approximately $30,000 of royalty revenue from Delphi for the year ended December 31, 2003.

     Sharp Corporation (Japan)

     In August 2001, NCT and Sharp executed a license agreement for an initial term of three years. Under the agreement, which included an up-front development fee of $75,000 and future per unit royalties to NCT (due upon sale of licensed products), Sharp licensed our ClearSpeech(R) adaptive speech filter algorithm for use with Sharp's current and future wireless communication products. In 2002, Sharp Japan's Communication Division incorporated NCT's ClearSpeech(R) adaptive speech filter algorithm into its new line of Third Generation Cell Phones (3G Phones). The adaptive speech filter cleans background noise from transmitted speech for improved voice quality, listening comfort and intelligibility. Sharp pays NCT a royalty for each licensed product sold, leased, distributed or otherwise transferred by Sharp. Each licensed product is a "unit" for purposes of the royalty calculation, each unit has one or more "channels" defined as each simultaneous or concurrent channel of signal processing embodying or employing all or part of the licensed patents or technology. The per unit royalty is as follows: $0.50 per channel for the first 500,000 channels; $0.45 per channel in excess of 500,000 channels to and including 1,000,000; and $0.30 per channel in excess of 1,000,000. To date, we have received only one royalty payment of approximately $3,400 from Sharp (received in the third quarter of 2002).

H.   Marketing and Sales

     In addition to licensing its technologies, NCT markets its products and services through its subsidiaries in a variety of ways. Generally, the subsidiaries take a distribution channel approach, as opposed to direct selling. NCT assists each subsidiary with executing marketing communications programs that maximize the reach into the target audience while minimizing the expense. We employ public relations in addition to other targeted direct efforts such as direct mail and e-mail marketing. Where appropriate, we advertise in industry trade magazines as well as attend and exhibit at trade shows. As of February 29, 2004, NCT and its subsidiaries had an internal sales and marketing force of 13 employees.

     Financial information relating to domestic and foreign sales and sales for the years ended December 31, 2001, 2002 and 2003 is set forth in Note 26 - notes to the consolidated financial statements. NCT does not have a significant foreign exchange transaction risk because the majority of its non-U.S. revenue is denominated and settled in U.S. dollars. The remaining intercompany revenue, eliminated in consolidation, is in British pounds sterling and our underlying cost is also in pounds sterling, creating a natural foreign exchange protection.

I.   Revenue

     The following table sets forth the percentage contribution of each of our operating segments in relation to total revenue for the years ended December 31, 2001, 2002 and 2003. The 2001 revenue and percentage contribution includes $222,000 technology licensing fee revenue we recognized on licenses (in the media business segment) that we subsequently determined to reacquire (see below). Please note that in the following table, "other" represents amounts to reconcile the reportable segment data to the consolidated financial statements, primarily items eliminated in consolidation (refer to Note 25 - notes to the consolidated financial statements).



         (In thousands of dollars)

                                                     Years Ended December 31,
                ---------------------------------------------------------------------------------------------
                            2001                             2002                             2003
                ---------------------------      ---------------------------      ---------------------------
                   Amount      % of Total          Amount       % of Total          Amount        % of Total
                ------------  -------------      -----------   -------------      -----------   -------------
Communications   $  8,019         75.6%           $  5,963          81.5%          $  3,681          75.8%
Media               2,612         24.6%              2,270          31.0%             2,272          46.7%
Technology          1,028          9.7%                  -             -                 14           0.3%
Other              (1,047)        (9.9%)              (914)        (12.5%)           (1,109)        (22.8%)
                ------------  -------------      -----------   -------------      -----------   -------------
    Total        $ 10,612        100.0%           $  7,319         100.0%          $  4,858         100.0%
                ============  =============      ===========   =============      ===========   =============


     The following table sets forth the percentage contribution of the separate operating segments in relation to NCT's technology licensing and royalty revenue for the years ended December 31, 2001, 2002 and 2003.



         (In thousands of dollars)

                                                     Years Ended December 31,
                ---------------------------------------------------------------------------------------------
                           2001                              2002                             2003
                ---------------------------      ---------------------------      ---------------------------
                   Amount      % of Total          Amount       % of Total          Amount        % of Total
                ------------  -------------      -----------   -------------      -----------   -------------
Communications   $  2,639         46.8%           $  2,334          52.0%          $    843          28.0%
Media               1,834         32.6%              2,140          47.6%             2,140          71.0%
Technology          1,028         18.3%                  -             -                 14           0.5%
Other                 132          2.3%                 19           0.4%                16           0.5%
                ------------  -------------      -----------   -------------      -----------   -------------
    Total        $  5,633        100.0%           $  4,493         100.0%          $  3,013         100.0%
                ============  =============      ===========   =============      ===========   =============



     Technology licensing fees and royalties were approximately 53.1%, 61.4% and 62.0% of total revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Our 2003 technology licensing fees were primarily attributable to recognition of deferred revenue from license agreements entered into prior to 2002. We do not expect to receive cash or other consideration from our deferred revenue. In some cases, the consideration we received for licenses was for an amount less than we recorded as deferred revenue. In addition, our revenue includes DMC licenses we subsequently reacquired ($222,000 of the revenue recognized in 2001). Our repurchased license cost was $19.3 million, net of reduction of deferred revenue in 2001 and $9.2 million in 2002. Our 2003 technology licensing fees and royalty revenue was primarily attributable to recognition of deferred revenue of $2.1 million from the New Transducers Ltd. License and did not represent cash. Our 2002 technology licensing fees and royalty revenue was primarily attributable to recognition of deferred revenue of $2.1 million from the New Transducers Ltd. license and $1.9 million from Teltran International Group, Inc. license and did not represent cash. Our 2001 technology licensing fees and royalty revenue were primarily attributable to recognition of deferred revenue of $1.6 million from the New Transducers Ltd. license, $2.3 million from Teltran International Group, Inc. license, $1.0 million from Infinite Technology Corporation license and approximately $0.2 million from DMC licenses and did not represent cash.

     Aggregate DMC license fees recognized were $222,000 in 2001 (approximately $111,000 for each of Brookepark and Eagle Assets) and zero in 2002 and 2003. DMC had licensed the New York designated market area to Eagle Assets Limited in March 2000 and in 1999 to investors who transferred their licenses to DMC New York, Inc. (DMC NY). Please refer to "Certain Relationships and Related Transactions" for a description of our reacquisition of licenses from DMC NY for which we incurred charges of $18.0 million and approximately $9.2 million, respectively, in 2001 and 2002.

     In 2001, we agreed to reacquire the license issued to Eagle Assets to develop a portion of the New York microbroadcasting region and have accrued $2.0 million for such reacquisition with the form of consideration currently being negotiated. Also in 2001, we agreed to reacquire the license issued to Brookepark Limited for the right to operate in Israel for $2.0 million and we have accrued that amount in our consolidated financial statements. The reacquisition was to be 50% from Brookepark and 25% from each of two transferees from Brookepark: Austost Anstalt Schaan and Balmore S.A. This Israel license has not yet been reacquired but only the terms with respect to the form of consideration are in negotiation. Upon our decision to reacquire DMC licenses previously sold to Brookepark and Eagle Assets, we reduced the remaining deferred revenue to zero (we recorded an expense of $1.3 million expense representing our $4.0 million reacquisition price for the Eagle Assets and Brookepark licenses, less $2.7 million reduction of unrecognized deferred revenue; these were part of the aggregate $19.3 million, net, repurchased license charge in 2001). For the DMC licenses held by each of Eagle Assets and Brookepark, we negotiated and agreed in principle that the reacquisition cost would be $2.0 million for each; thus, the amount we accrued is one we expect will not be subject to further negotiation. We do not have written agreements to reacquire the licenses. Our negotiations were with the investment advisors of Brookepark and Eagle Assets who represented to us that they were authorized to negotiate on behalf of the licensees. The ongoing negotiation is with respect to the form of consideration that the $2.0 million to be paid to each of Eagle Assets and Brookepark. We have agreed that the reacquisition price will be paid with debt or equity securities of NCT or its subsidiaries (not cash). Due to poor performance of NCT and its subsidiaries over the last two years, the entity from which the debt or equity securities will be issued and the form of that consideration have not been agreed upon by the parties. From time to time, we have had discussions about the form of consideration with the investment advisors for the licensees. Our DMC licensees have not generated any revenue with the technology DMC licensed to them nor have they used the DMC licenses to distribute the Sight & Sound(R) systems.

     NCT's product revenue for the years ended December 31, 2001, 2002 and 2003 is primarily attributable to its communications operating segment. Product revenue was approximately $4.6 million (43.0% of total revenue), $2.7 million ($36.8% of total revenue) and $1.7 million (35.2% of total revenue) for the years ended December 31, 2001, 2002 and 2003, respectively. Product gross profit for the years ended December 31, 2001, 2002 and 2003 was $1.2 million, $1.4 million, and $0.9 million, respectively.

     Advertising revenue (media operating segment) was $279,000, $105,000 and $88,000, respectively, for the years ended December 31, 2001, 2002 and 2003 and represented 2.6%, 1.4% and 1.8% of total revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Our advertising placements have been limited because of limited financial resources to outfit establishments, which, in turn, result in limited reach available to advertisers. Advertising gross profit for the years ended December 31, 2001, 2002 and 2003 was $(53,000), $90,000, and $74,000, respectively.

J.   Concentrations of Credit Risk

     As outlined below, our three largest technology licensing fees and royalty customers accounted for approximately 97.7% of technology licensing and royalty revenue during 2003.

 (In thousands of dollars)

                                                  As of December 31, 2003
                                                and For the Year then Ended
                                             ---------------------------------
                Customer                      Receivable           Revenue
 ----------------------------------------    -------------      --------------
 New Transducers Ltd. (NXT)                     $       -          $    2,140
 Fairpoint Broadband, Inc.                              -                 437
 OKI Electronic Industry Co., Ltd.                      -                 366
 Ultra Electronics, Ltd.                               16                  16
 STMicroelectronics                                     7                  14
 Delphi Automotive Systems                              5                  30
 All Others (a)                                       284                  10
                                             -------------      --------------
      Total licensing fees and royalties        $     312          $    3,013
                                             =============      ==============

Footnote:
---------
(a) $250 of receivable is reserved.

     As outlined below, our three largest product customers accounted for approximately 29.9% of product revenue during 2003 and 12.6% of aggregate gross accounts receivable at December 31, 2003.

 (In thousands of dollars)

                                                  As of December 31, 2003
                                                and For the Year then Ended
                                             ---------------------------------
                Customer                      Receivable           Revenue
 ----------------------------------------    -------------      --------------
 HM Electronics                                 $      65          $      203
 Muzak                                                  7                 194
 3M Corporation                                         3                 114
 McDonalds                                             16                 102
 AM-COM                                                 -                  12
 Velocity Internet, LLC                                10                  10
 All Others                                           183               1,073
                                             -------------      --------------
      Total product                             $     284          $    1,708
                                             =============      ==============

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

     Competition faced by our products and services includes:


                                                                                          Competitive
                                                            ------------------------------------------------------------------------
  Product/Service                 Competition                           Advantages                         Disadvantages
  ---------------                 -----------                           ----------                         -------------
NoiseBuster(R) headphone     Sony, Bose                     High performing active noise reduction;     Limited name recognition;
                                                            low cost product                            limited marketing and
                                                                                                        distribution; long lead
                                                                                                        times for production

Pro Tech lightweight         Plantronics, Inc.,             Superior design and construction; low       Limited name recognition;
telephone headsets           GN Netcom, Inc.                cost product                                limited marketing and
                                                                                                        distribution; long lead
                                                                                                        times for production

Gekko(TM)flat speakers       Sony, Aiwa, and any other      Flat wall-mounting design; greater sound    Limited name recognition;
                             speaker manufacturer           dispersion; wide choice of decorator        limited marketing; long
                                                            facades                                     lead times for production

ClearSpeech(R) noise and     Lucent, Texas Instruments,     High-quality noise and echo cancellation;   Limited name recognition;
echo cancellation            other large communications     minimal voice quality degradation           limited marketing
                             companies

Sight & Sound(R) system      In-store music providers       Ongoing cash incentives to site owners;     Limited name recognition;
                             such as Muzak; other           demographically targeted opportunity for    limited marketing
                             advertising media              advertisers

Artera Turbo(TM) service     Internet accelerator services  Speeds up all types of access including     Limited name recognition;
                             from Propel, Proxyconn and     dialup, ISDN, DSL, cable, satellite,        limited marketing
                             Slipstream; broadband          wireless; greater functionality including
                             Internet access services       firewall and parental controls; addresses
                                                            more markets with single-user residential
                                                            version and LAN-version for small
                                                            business and enterprise



L.   Environmental Regulation Compliance

     Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have any material effect upon our capital expenditures, earnings or competitive position.

M.   Employees

     NCT and its subsidiaries had 68 employees as of February 29, 2004. The employees include 13 in sales and marketing; 13 in executive and administrative roles; 14 in the areas of finance, accounting, human resources, legal, information technology and intellectual property; 22 in engineering and development; and 6 in operations and production. None of our employees is represented by a labor union. NCT considers its relationships with employees to be satisfactory.

N.   Recent Financing Transactions

     Our financing transactions during the year ended December 31, 2003 consisted of convertible notes issued to Carole Salkind and others (refer to Note 12 - notes to the consolidated financial statements).

     During the fourth quarter of 2003, we reached an oral agreement with Crammer Road LLC to cancel the July 2002 private equity credit agreement and replace it with a new private equity credit agreement. The new private equity agreement will have similar business terms to the existing agreement but it will include enhanced disclosures that we believe will be more easily understood by our shareholders.

     From January 1, 2003 through December 31, 2003, we issued an aggregate of approximately $41.7 million debt to Carole Salkind that included approximately $10.4 million from cash invested by Ms. Salkind in 2003 and included approximately $25.9 million of principal that we rolled over into new debt, along with approximately $2.4 million in default penalties (10% of the principal in default), approximately $1.9 million in accrued interest and approximately $1.0 million additional consideration. Such rollover principal included approximately $23.9 million of principal in default on matured convertible notes that we did not repay and approximately $2.0 million that was not in default but the underlying notes were consolidated at Ms. Salkind's request (along with interest and additional consideration) into a new note, payable on demand. The notes held by Ms. Salkind are convertible into shares of NCT at fixed conversion prices or exchangeable for shares of any NCT subsidiary (except Pro Tech Communications, Inc.) that makes a public offering of its common stock (at the public offering price). See the section below called "Certain Relationships and Related Transactions."

     On April 22, 2003, NCT issued a convertible note to Alpha Capital Aktiengesellschaft for $235,000. The note matures on April 22, 2005 and bears interest at 8% per annum, payable January 1, 2004 and annually thereafter, and at maturity. From April 10, 2004 until the note is paid in full, Alpha has the right to convert any outstanding principal of the note, and at Alpha's election, the interest accrued on the note into shares of NCT common stock at a conversion price per share of $0.04. The company would be required to make certain liquidating damages payments if it fails to effect a conversion in a timely manner. NCT has an obligation to register for resale the underlying common stock (see below).

     On  September  4, 2003,  NCT  issued a  convertible  note to Alpha  Capital
Aktiengesellschaft in the principal amount of $400,000 and to Libra Finance S.A., as finder, in the principal amount of $40,000. These notes mature on September 4, 2005. Interest accrues at the rate of 8% per annum and is payable January 1, 2004 and annually thereafter, and at maturity. From April 10, 2004 until the notes are paid, the holders have the right to convert any outstanding principal of the notes, and at the election of the holder, the interest accrued on the notes into shares of NCT common stock at a conversion price of 80% of the average of the closing bid price for the five days immediately preceding conversion. The company would be required to make certain liquidating damages payments if it fails to effect a conversion in a timely manner. NCT has an obligation to register for resale the underlying common stock (see below).

     For the April 22, 2003 and the September 4, 2003 notes, NCT is obligated to file a registration statement with the Securities and Exchange Commission (SEC) covering 140% of the underlying common shares for resale within 45 days after the latest of the effectiveness of, abandonment of or failure to pursue the declaration of effectiveness of three other registration statements (NCT's pending registration statement, a registration statement covering the shares issuable upon the conversion of our series H preferred stock and a registration statement covering the shares for our private equity credit agreement). Such registration statement must be declared effective within 150 days of its filing. If the filing and effectiveness deadlines are not met or the number of shares covered by an effective registration statement is less than 120% of the amount needed for conversion of the outstanding notes, liquidated damages accrue at the rate of 2% per month of the principal outstanding and of the principal and interest attributable to the note amounts converted into shares. Such liquidated damages are due in immediately available funds within 10 days of demand.

O.   Operating segments

     For a full discussion of operating segments and geographic areas, refer to Notes 25 and 26 - notes to the consolidated financial statements.

P.   Available Information

     You may visit our website at http://www.nctgroupinc.com for further information about our business. We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. You may review and copy these reports at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. Our Securities and Exchange Commission filings are also available to the public from the Securities and Exchange Commission's website at http://www.sec.gov.

ITEM 2. PROPERTIES

     Our principal executive office and corporate headquarters are located in Westport, Connecticut where we lease approximately 18,700 square feet of space that is adequate for our purposes. The lease expires in March 2010 and provides for monthly rental of approximately $28,000 for the first five years and $31,000 for the next five years. This facility also houses the corporate headquarters for several of our subsidiaries including DMC, Advancel, Artera and DMC HealthMedia and our sales and marketing offices.

     We entered into a lease agreement effective March 21, 2002 for 2,400 square feet of space located at 7525 Connelley Drive, Suite C, Hanover, Maryland for a term of three years, which expires March 2005, at a monthly rental of $2,400. This facility is used for NCT Hearing engineering.

     Pro Tech's executive, sales and manufacturing facilities occupy approximately 13,000 square feet of space located at 4492 Okeechobee Road, Fort Pierce, Florida, pursuant to a lease agreement which expires in February 2006 and provides for monthly rental of approximately $5,000 increasing to approximately $8,000 over the five-year term.

     Artera's sales and product development operations occupy approximately 6,400 square feet of space located at 900 Straits Turnpike, 2nd Floor, Middlebury, Connecticut pursuant to a five-year lease agreement, which expires March 2004, for an average monthly rental of approximately $10,600. We are negotiating the terms of an extension of the existing lease.

     Our European operations are conducted primarily in Cambridge, England where we lease 4,000 square feet of space under a lease, which expires in April 2007 and provides for a current monthly rental of approximately $5,000, subject to annual inflationary adjustments. In addition, we occupy approximately 2,100 square feet of space in Staffordshire, England pursuant to a three-year lease agreement, which expires February 2006, for an average monthly rental of approximately $1,050.

     We believe our facilities provide us with adequate space for the near term consistent with our current business plans. We do not intend to lease additional space during 2004.

ITEM 3. LEGAL PROCEEDINGS

     Theater Radio Network - InsiderStreet (Neometrix) Litigation

     On December 6, 2000, our subsidiary DMC Cinema (formerly known as Theater Radio Network) filed suit against InsiderStreet.com, Inc. in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that InsiderStreet breached a May 5, 2000 advertising agreement with Theater Radio Network and seeks a declaratory judgment and specific performance of the agreement. The agreement provided that, in exchange for advertising services performed by Theater Radio Network, InsiderStreet would deliver to Theater Radio Network $3 million in common stock of InsiderStreet, with an adjustment in the number of shares to ensure that the total stock delivered was worth at least $2,000,000 on May 10, 2001 and with registration of all stock delivered. InsiderStreet has to date made only a partial delivery of shares and has not registered any of the shares delivered. Discovery in this litigation has begun. On October 23, 2001, Theater Radio Network terminated its representation by outside counsel in this action due to a possible conflict of interest. On February 28, 2002, Theater Radio Network (DMC Cinema) ceased operations, although that does not preclude it (or an assignee) from further prosecuting the Theater Radio Network claims. On March 26, 2002, Theater Radio Network retained new counsel in this action. On or about October 9, 2002, InsiderStreet.com, Inc. changed its name to Neometrix Corp. On or about April 14, 2003, Neometrix Corp. changed its name to Neometrix Technology Group, Inc.

     Production Resource Group Litigation

     On June 6, 2001, Production Resource Group (PRG) began legal proceedings against NCT and our subsidiary, Distributed Media Corporation, in the Superior Court for the Judicial District of Fairfield County, Connecticut. PRG's complaint alleged that NCT and DMC breached the terms of a July 19, 1999 lease, promissory note and warrant entered into in connection with the lease of some DMC Sight & Sound(R) equipment. The complaint also alleged that NCT and DMC breached a January 11, 2001 resolution agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions, that we breached a May 11, 2001 agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions and the January 11, 2001 resolution agreement, and that we engaged in misrepresentations and fraud in connection with these matters. On July 26, 2001, the court granted a pre-judgment remedy giving PRG the right to attach or garnish up to $2.1 million of specified assets of NCT and DMC. On October 4, 2001, we filed an answer to the plaintiff's complaint, denying PRG's material allegations, seeking dismissal of the complaint and counterclaiming for breach of PRG's obligation to deliver equipment.

     On December 20, 2001, NCT and DMC accepted an Offer of Judgment requiring NCT and DMC to pay PRG $2.0 million. That judgment was entered on January 17, 2002 along with costs of $0.2 million. In December 2001, we recorded all anticipated liability related to payment of this judgment. PRG is conducting post-judgment discovery regarding enforcement of the judgment. In June 2003, in furtherance of its efforts to collect on the judgment, PRG filed the judgment in the Circuit Court for Anne Arundel County, Maryland; the Superior Court of New Jersey, Hudson County; and the Circuit Court of St. Lucie County, Florida. Beginning February 2003, PRG has served papers on NCT and DMC seeking to enforce the judgment against their assets. PRG has also served papers on the subsidiaries of NCT and DMC, and on various third parties with which NCT and DMC do business, seeking to enforce the judgment against any assets of NCT and DMC in the possession of those served. As of February 29, 2004, PRG had collected approximately $135,000 in NCT's and DMC's cash or cash equivalent assets as a result of the judgment (including the pre-judgment remedy referred to above). On or about December 10, 2003, PRG filed a motion for an Order in Aid of Execution requiring NCT and DMC to turn over to a Connecticut state marshal, for possible sale for the benefit of PRG, equity and debt securities NCT and DMC hold (including equity in their subsidiaries) sufficient to satisfy the approximately $2.1 million remaining on the judgment. In connection therewith, on February 25, 2004, NCT turned over to the marshal, for possible sale for the benefit of PRG, NCT's 5,876 shares of common stock of NCT Audio Products, Inc. representing 100% of the issued and outstanding shares of NCT Audio. At the same time, DMC turned over to the marshal, for possible sale for the benefit of PRG, DMC's 20,000 shares of common stock of DMC Cinema, Inc. representing 84% of the issued and outstanding shares of DMC Cinema, its 100 shares of common stock of DMC HealthMedia Inc. representing 100% of the issued and outstanding shares of DMC HealthMedia, a $153,956 principal amount promissory note from (and related security agreement with) DMC Cinema and a $1,388,666 principal amount promissory note from (and related security agreement with) DMC HealthMedia. NCT reported to the court that all of the other equity and debt securities NCT owns could not be so turned over because they are covered by security interests in favor of Carole Salkind and are in her possession. To the extent that further payment of the judgment is in cash or in securities turned over and sold for the benefit of PRG, such payment could be material to our financial position.

     On January 2, 2002, outside the scope of the judgment entered into with NCT and DMC, PRG amended its Connecticut complaint to allege that NCT's Chairman and Chief Executive Officer Michael Parrella, in dealing with PRG on behalf of NCT, committed breaches of good faith and fair dealing, unfair trade practices and fraud. NCT has agreed to indemnify Mr. Parrella for any liabilities (including legal fees) he may incur as a result of the PRG claims against him in this action. On July 15, 2002, Mr. Parrella moved to strike the portions of PRG's amended complaint that pertain to him personally. On February 25, 2003, the court granted Mr. Parrella's motion in part, striking those portions of the amended complaint against him that allege a breach of an obligation of good faith and fair dealing, but declining to strike those portions of the amended complaint against him that allege unfair trade practices and fraud. On August 8, 2003, Mr. Parrella filed a motion for summary judgment on all remaining allegations. On March 11, 2004, the court denied the motion. Trial has been tentatively scheduled for September 2004. Mr. Parrella has told NCT that he intends to deny and defend against all pending allegations. To the extent that NCT may ultimately indemnify Mr. Parrella for liabilities arising out of these allegations and for related legal fees, we believe that our directors and officers indemnification insurance (subject to certain exceptions under the insurance policy and after payment of a $100,000 deductible) will cover such payments. Discovery as to Mr. Parrella has begun.

     On or about December 15, 2003, PRG filed a complaint in the Delaware Chancery Court in and for New Castle County against NCT, DMC, Michael J. Parrella (Chairman and Chief Executive Officer of NCT), Irene Lebovics (President and a Director of NCT), John J. McCloy II (a Director of NCT) and Sam Oolie (a Director of NCT). On or about January 6, 2004, PRG amended its complaint to add Cy E. Hammond (Chief Financial Officer of NCT) as a defendant. On February 13, 2004, the defendants filed a motion to dismiss all claims in the amended complaint. On or about March 30, 2004, PRG again amended its complaint, this time to refine and expand some of its allegations. PRG's complaint (as amended) alleges that NCT and DMC are insolvent, that during the insolvency the individual named defendants owe a fiduciary duty to PRG as a judgment creditor in the Connecticut litigation described above, and that the individual defendants breached that duty and mismanaged the affairs of NCT and its subsidiaries (including DMC). The complaint (as amended) seeks the appointment of a receiver over the business and assets of NCT and DMC and money damages against the individual defendants in an amount at least equal to the amount of the Connecticut judgment remaining unsatisfied. NCT has agreed to indemnify the individual defendants for any liabilities (including legal fees) they may incur as a result of the PRG claims against them in this Delaware action. NCT has submitted those claims for director and officer indemnification insurance coverage by two insurers. On February 25, 2004, one of those insurers initially denied coverage. NCT is considering whether to challenge that initial denial. The other insurer has not yet stated its position with respect to coverage. NCT and DMC intend, and the individual defendants have told NCT that they intend, to deny and defend against all allegations. Discovery in the action has begun.

     Maryland Lease Litigation

     On or about January 31, 2002, West Nursery Land Holding Limited Partnership brought an action against NCT in the District Court of Maryland for Anne Arundel County. This action sought repossession of premises at 1025 West Nursery Road, Linthicum, Maryland and an award of approximately $89,000 in connection with NCT's shutdown of its offices at, and abandonment of, such premises. On or about February 7, 2002, the court entered judgment as requested in the complaint. On or about July 11, 2002, West Nursery brought an action against NCT in the Superior Court for the Judicial District of Fairfield County, Connecticut seeking to enforce the Maryland judgment in Connecticut. On August 5, 2002, the Connecticut court issued a pre-judgment remedy prohibiting NCT from disposing of its assets other than in the ordinary course of business. On September 23, 2002, West Nursery moved for a default judgment on its Connecticut complaint. On October 29, 2002, NCT filed an objection to the motion for default judgment and filed an answer to the complaint in which it denied the material allegations of the complaint. Through December 31, 2002, West Nursery had collected approximately $27,000 on this judgment. On December 31, 2002, NCT and West Nursery executed a settlement agreement under which all claims of West Nursery against NCT are being discharged in consideration of the issuance by NCT of 1,248,170 shares of its common stock (approximately $56,000 in stock priced at $.0448 per share). On March 3, 2003, the Connecticut court approved the settlement agreement. On or about April 1, 2003, NCT issued the 1,248,170 shares of common stock to West Nursery. Dismissal of the Connecticut action with prejudice occurred on August 18, 2003. Dismissal of the Maryland action with prejudice is expected shortly.

     Alpha, Austost, Balmore and Libra v. NCT and Artera

     On or about December 17, 2002, an action was brought by Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore S.A. and Libra Finance S.A. against NCT Group, Inc. and Artera Group, Inc. in Supreme Court of the State of New York, County of New York. In their complaint, plaintiffs alleged that NCT and Artera breached a number of payment and stock registration obligations in connection with the January 9, 2001 convertible notes of Artera, the March 2, 2001 series A convertible preferred stock of Artera, the March 14, 2001 convertible notes of NCT, the April 4, 2001 convertible notes of Artera, the April 12, 2001 convertible notes of NCT, the June 29, 2001 convertible notes of Artera, the July 30, 2002 series B convertible preferred stock of Pro Tech Communications, Inc., the January 10, 2002 convertible note of Artera and the March 11, 2002 convertible note of NCT. Registration rights claims were alleged against NCT in connection with notes and preferred stock of Artera and Pro Tech because such notes and preferred stock are exchangeable into common stock of NCT. Plaintiffs sought damages in the aggregate amount of $12.2 million, which included approximately $4.1 million note principal allegedly in default due to non-payment upon respective maturity dates, plus interest, attorneys' fees and costs.

     On or about April 7, 2003, before an answer was filed in the case, NCT, Artera and the plaintiffs executed a settlement agreement. After hearings on May 15, 2003 and September 16, 2003, the court on September 16, 2003 approved the settlement agreement, thereby causing it to become effective. Pursuant to the settlement agreement, the plaintiffs granted releases from the monetary claims in the complaint (i) against NCT and Artera and pertaining to interest allegedly accrued through April 7, 2003 on all notes described in the complaint and (ii) against NCT for NCT's non-payment of liquidated damages allegedly due as a result of a failure by NCT to register the shares of its common stock for which the notes and preferred stock described in the complaint are convertible or exchangeable. In consideration of these releases and as required by the settlement agreement, on September 18, 2003, NCT issued to the plaintiffs an aggregate of 61,776,062 new shares of its common stock, representing $4.0 million in stock priced at $.06475 per share (the average of the ten closing prices of the common stock immediately preceding the initial hearing for court approval of the settlement agreement). The settlement shares were allocated as follows: 14,109,883 shares ($913,615 worth) to Alpha, 20,868,729 shares
($1,351,250  worth) to Austost,  21,076,266 shares ($1,364,688 worth) to Balmore and 5,721,189 shares ($370,447 worth) to Libra. Also included in the settlement agreement was the release of claims, not originally asserted in the complaint,
(x) against Artera and pertaining to interest allegedly accrued through April 7, 2003 on a May 25, 2001 note of Artera and (y) against NCT for NCT's non-payment of liquidated damages allegedly due as a result of a failure by NCT to register the shares of its common stock for which such May 25, 2001 note of Artera is exchangeable. On November 12, 2003, pursuant to the settlement agreement, the action was dismissed, with prejudice as to the claims released by the settlement agreement and without prejudice as to the claims not so released (primarily, approximately $4.1 million in principal allegedly due and payable on the notes described in the complaint). As noted, only accrued interest charges and liquidated damages were settled, not note principal allegedly due and payable. Upon court approval of the settlement agreement in September 2003, NCT reduced previously recorded accrued interest of $0.9 million and previously recorded liquidated damages for non-registration of common shares underlying convertible and exchangeable notes and preferred stock of $8.0 million and recorded a $4.9 million gain on litigation settlement. Please note that interest and liquidated damages continued to accrue between the settlement date and the date the court approved the settlement and such additional costs were recorded in NCT's records resulting in a reversal of $8.9 million of costs, not the expected $8.1 million ($12.2 million in damages sought compared to the $4.0 million settlement).

     Artera International U.K. Section 214 Indemnification

     On or about December 5, 2002, Michael Parrella (Chairman and Chief Executive Officer and a Director of NCT), Irene Lebovics (President and a Director of NCT) and Cy Hammond (Treasurer and Chief Financial Officer of NCT) received letters from the Liquidator of NCT's indirect subsidiary, Artera International located in the United Kingdom, informing them that the Liquidator is considering asserting claims against them under Section 214 of the U.K. Insolvency Act. Under that provision of the Insolvency Act, individuals who were Directors of a U.K. corporation prior to its liquidation can be held personally liable to the liquidation estate, under certain circumstances, for up to the amount by which the net liabilities of the corporation increased between (i) the time the Directors knew or ought to have concluded that there was no reasonable prospect that the corporation would avoid liquidation and (ii) the commencement of liquidation proceedings. The Liquidator asserted that such amount in this instance is approximately $6.3 million. Each of the recipients of the letter was a Director of Artera International prior to its liquidation. NCT agreed to indemnify Messrs. Parrella and Hammond and Ms. Lebovics for any liabilities that may arise against them from these U.K. Section 214 claims and to provide them with legal representation with respect to the claims. NCT does not have directors and officers' indemnification insurance coverage for the claims. On March 25, 2003, Messrs. Parrella and Hammond and Ms. Lebovics filed a joint response to the Liquidator's claims in which they denied any liability or wrongdoing. On November 26, 2003, the Liquidator issued letters to Messrs. Parrella and Hammond and Ms. Lebovics stating that he would not be asserting any
Section 214 claims against them.

     Artera Trademark Oppositions

     On December 17, 2002 and December 23, 2002, in connection with all of NCT's pending U.S. trademark registration applications for "Artera Turbo" and with some of NCT's pending U.S. trademark registration applications for "Artera," Altera Corporation filed oppositions to the granting of such registrations. The alleged basis for the oppositions is, in essence, that the Artera marks are confusingly similar to Altera Corporation's mark of "Altera" which was registered in a number of product and service categories prior to the initial filing of the "Artera Turbo" and "Artera" applications being opposed. NCT intends to defend against these oppositions vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock currently trades on the NASD OTC Bulletin Board under the symbol "NCTI." Prior to the January 6, 1999 delisting of NCT common stock from NASDAQ's National Market System, our common stock was listed on the NASDAQ/NMS under the symbol "NCTI." High and low sales price information for NCT's common stock for specified quarterly periods is set forth below:

                            2002                  2003
                     -----------------     -------------------
                       High      Low         High       Low
                     -------   -------     -------    --------
      1st Quarter    $0.159     $0.078     $0.075      $0.028
      2nd Quarter    $0.150     $0.050     $0.081      $0.027
      3rd Quarter    $0.102     $0.058     $0.078      $0.031
      4th Quarter    $0.095     $0.040     $0.057      $0.037

     As of February 29, 2004, there were approximately 4,000 shareholders of record representing approximately 38,000 beneficial owners of NCT's common stock.

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

     Please refer to Note 17 - notes to the consolidated financial statements for a discussion of outstanding options and warrants as of December 31, 2003 and activity for the three years then ended. In September 2003, the Board of Directors accelerated the vesting schedules to 100% vested for the options granted on October 25, 2002 in gratitude for continuing employee dedication and the suspension of salary increases. In October 2002, the Board of Directors accelerated the vesting schedules to 100% vested for all options granted before October 25, 2002 to acknowledge its gratitude for ongoing employee dedication during the company's 2002 restructuring and cost-saving measures, including suspension of employee salary increases. The table that follows summarizes our equity compensation plan information as of December 31, 2003.


                                 Number of securities                                Number of securities
                                   to be issued upon                               remaining available for
                                     exercise of             Weighted-average       future issuance under
                                 outstanding options,        exercise price of     equity plans (excluding
                                warrants and rights as      outstanding options,   securities reflected in
           Category              of December 31, 2003       warrants and rights           Column (a))
           --------             ----------------------      -------------------           -----------
                                         (a)                        (b)                       (c)

      Equity compensation
      plans approved by
      security holders               110,864,282*                $0.2080                       -

      Equity compensation
      plans not approved by
      security holders               712,380,337                 $0.0525                  Not limited
                                     -----------
          Total                      823,244,619                 $0.0735
                                     ===========



     *Approximately 49.1 million of the options granted are subject to approval by the company's stockholders of a sufficient increase in the number of shares of common stock (1) authorized and (2) covered by the 2001 Plan.

     Please refer to Note 16 - notes to the consolidated financial statements for a discussion of issuance of our common stock upon conversions or exchanges of other securities and a description of sales of unregistered securities by NCT and its subsidiaries during the three years ended December 31, 2003 and Liquidity and Capital Resources within the "Management's Discussion and
Analysis" section for discussion of sales of our unregistered securities in 2003. The table below identifies the unregistered sales of our securities to purchasers during the previous three years, as well as the amount and nature of the consideration paid by each purchaser. The issuance of these securities, except as otherwise indicated, was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a sale by an issuer not involving a public offering.



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
       1/9/01   NCT Networks, Inc. Convertible Notes   Austost Anstalt Schaan;             $1,000,000 cash; $1,000,000
                ($5,040,000 principal amount)          Balmore S.A.;                       non-recourse notes; 1,190,000
                                                       Amro International, S.A.;           shares of Pro Tech
                                                       Nesher Ltd.;                        Communications, Inc. common
                                                       Talbiya B. Investments Ltd.;        stock
                                                       The Gross Foundation, Inc.;
                                                       Libra Finance S.A. (as finder)
--------------- -------------------------------------- ----------------------------------- --------------------------------
       2/9/01   2,863,894 shares of NCT common stock   15 shareholders of Midcore          Fill-up provision
                                                       Software, Inc.
                                                       (Midcore acquisition)
--------------- -------------------------------------- ----------------------------------- --------------------------------
       2/9/01   2,455,248 shares of NCT common stock   5 shareholders of TRN               Fill-up provision
                                                       (TRN acquisition)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      2/13/01   NCT Convertible Note ($500,000         Carole Salkind                      $500,000 cash
                principal amount); matured 4/14/01
--------------- -------------------------------------- ----------------------------------- --------------------------------
      2/13/01   NCT warrant to acquire $500,000 of     Carole Salkind                      Exercisable for cash at $0.071
                NCT common stock                                                           per share per 12/20/01
                                                                                           amendment
--------------- -------------------------------------- ----------------------------------- --------------------------------
      2/22/01-  7,831,908 shares of NCT common stock   Austost Anstalt Schaan; Balmore     937 shares of
      4/11/01                                          S.A.; Zakeni Limited                ConnectClearly.com, Inc.
                                                                                           common stock
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
      2/27/01   8,299 shares of Artera Group, Inc.     Internet Business Management        Acquisition of Teltran Web
                Series A Preferred Stock               Limited; Four Pitt, Inc.; Teltran   Factory Limited
                                                       International Group, Ltd.;
                                                       Austost Anstalt Schaan; Amro
                                                       International, S.A.; Balmore
                                                       S.A.; Berkeley Group, Ltd.; ICT
                                                       N.V.; Leval Trading, Inc. Nesher,
                                                       Ltd.; Talbiya B. Investments
                                                       Ltd.; The Gross Foundation, Inc.;
                                                       United Securities Services, Inc.;
                                                       Libra Finance S.A.; John
                                                       Chalfin/Offchurch Nominees
                                                       Limited; John Chalfin/Hillhurst
                                                       Investments, Ltd.; Teltran
                                                       International Ltd (Web Factory
                                                       acquisition)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      3/14/01   NCT Convertible Notes ($267,500        Alpha Capital Aktiengesellschaft;   $250,000 cash
                aggregate principal amount)            Libra Finance S.A. (as finder)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      3/16/01-  7,218,150 shares of NCT common stock   Endeavour Capital Fund, S.A.        767 shares of Series G
      5/25/01                                                                              Preferred Stock
--------------- -------------------------------------- ----------------------------------- --------------------------------
      3/30/01   3,850,000 shares of NCT common stock   NXT plc                             Surrender of option and 532
                                                                                           shares of NCT Audio Products,
                                                                                           Inc.
--------------- -------------------------------------- ----------------------------------- --------------------------------
       4/4/01   Artera Group, Inc. Convertible Notes   Amro International, S.A.;           $700,000 cash
                ($875,000 aggregate principal amount)  Alpha Capital Aktiengesellschaft
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/12/01   NCT Convertible Notes ($133,750        Alpha Capital Aktiengesellschaft;   $125,000 cash
                aggregate principal amount)            Libra Finance S.A. (as finder)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/12/01   13,333,333 shares of NCT common stock  Crammer Road LLC                    2,000 shares of DMC New York,
                                                                                           Inc.
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/12/01   NCT Convertible Note ($1 million       Crammer Road LLC                    1,000 shares of DMC New York,
                principal amount), maturing 12/31/01                                       Inc.
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/12/01   NCT Video Displays, Inc. Convertible   Crammer Road LLC                    $500,000 cash
                Note ($500,000 principal amount),
                maturing 12/31/01
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/12/01   $50,000,000 NCT common stock           Crammer Road LLC                    Cash and shares of DMC New
                issuable under credit line;                                                York, Inc. common stock
                $17,000,000 minimum commitment amount
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/12/01   NCT warrant for 250,000 shares of      Crammer Road LLC                    Exercisable for cash at $0.14
                NCT common stock                                                           per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/17/01-  15,340,680 shares of NCT common stock  Austost Anstalt Schaan;             $2,015,000 Artera Group, Inc.
      7/25/01                                          Balmore S.A.;                       January 9, 2001 convertible
                                                       Amro International, S.A.;           notes
                                                       Nesher Ltd.;
                                                       Talbiya B. Investments Ltd.;
                                                       The Gross Foundation, Inc.
--------------- -------------------------------------- ----------------------------------- --------------------------------
       5/2/01   702,045 shares of NCT common stock     Arab Commerce Bank, Ltd.            39 shares of NCT Audio
                                                                                           Products, Inc.
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/14/01   NCT warrant for 500,000 shares         Carole Salkind                      Exercisable for cash at $0.071
                                                                                           per share per 12/20/01
                                                                                           amendment
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/14/01   NCT Convertible Note ($1,361,615       Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $1,000,000 NCT Convertible
                                                                                           Note; dated 1/26/99 accrued
                                                                                           interest; default penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/18/01   4,302,425 shares of NCT common stock   Carole Salkind                      Conversion of NCT Convertible
                                                                                           Note ($500,000 principal
                                                                                           amount issued 2/13/01)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/25/01   Artera Group, Inc. Convertible Notes   Alpha Capital Aktiengesellschaft;   $300,000 cash
                ($375,000 principal amount),           Amro International, S.A.
                maturing 5/25/02
--------------- -------------------------------------- ----------------------------------- --------------------------------
       6/4/01-  2,499,576 shares of NCT common stock   Zakeni Limited                      273 shares of Pro Tech Series
      7/19/01                                                                              A Preferred Stock
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/29/01   Artera Group, Inc. Convertible Notes   Alpha Capital Aktiengesellschaft;   $700,000 cash and $300,000
                ($1,250,000 principal amount),         Amro International, S.A.; The       Subscription receivable
                maturing 6/29/02                       Gross Foundation, Inc.; Leval
                                                       Trading, Inc.; Nesher Ltd.;
                                                       Talbiya B. Investments Ltd.
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/30/01   500 shares of Pro Tech                 Alpha Capital Aktiengesellschaft    $457,000 cash, net of expenses
                Communications, Inc. Series B
                Convertible Preferred Stock
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/30/01   Pro Tech Communications, Inc.          Alpha Capital Aktiengesellschaft    Exercisable for cash
                warrant to purchase 1,000,000 shares
                of common stock
--------------- -------------------------------------- ----------------------------------- --------------------------------
       8/7/01-  4,510,753 shares of NCT common stock   Austost Anstalt Schaan;             $503,500 Artera Group, Inc.
     10/15/01                                          Balmore S.A.                        January 9, 2001 convertible
                                                       Amro International, S.A.;           notes
                                                       Nesher Ltd.;
                                                       Talbiya B. Investments Ltd.;
                                                       The Gross Foundation, Inc.
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/22/01   NCT Convertible Note ($1,673,393       Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $250,000, $250,000, $500,000
                                                                                           and $250,000 NCT Convertible
                                                                                           Notes; accrued interest;
                                                                                           default penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/22/01   NCT warrant for 625,000 shares         Carole Salkind                      Exercisable for cash at $0.071
                                                                                           per share per 12/20/01
                                                                                           amendment
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/22/01   612,893 shares of NCT common stock     Michael J. Parrella                 $56,999 in cash
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/22/01   171,342 shares of NCT common stock     Irene Lebovics                      $15,935 in cash
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/22/01   215,765 shares of NCT common stock     Cy E. Hammond                       $20,066 in cash
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/28/01   568,770 shares of NCT common stock     Interep National Radio Sales        Advertising services
-------------- -------------------------------------- ----------------------------------- --------------------------------
      9/10/01   1,980,198 shares of NCT common stock   Tycon Equity Partners LLC           Consulting services
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/10/01   1,000,000 shares of NCT common stock   Carole Salkind                      $93,000 in cash
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/28/01   Warrant for 1,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.071
                common stock                                                               per share per 12/20/01
                                                                                           amendment
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/28/01   NCT Convertible Note ($2,535,469       Carole Salkind                      $1,000,000 cash and
                principal amount)                                                          cancellation and surrender of
                                                                                           $1,361,615 NCT Convertible
                                                                                           Note along with accrued
                                                                                           interest and default penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/11/01   192,632 shares of NCT common stock     Zakeni Limited                      14 shares of Pro Tech
                                                                                           Communications, Inc. Series A
                                                                                           Preferred Stock
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/23/01-  6,014,029 shares of NCT common stock   Crammer Road LLC                    NCT Video Note dated 4/12/01
     10/29/01
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/25/01   5,000,000 shares of NCT common stock   Libra Finance S.A.                  $397,600 cash and settlement
                                                                                           of $2,400 in consulting fees;
                                                                                           warrant exercised at $0.08 per
                                                                                           share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/25/01   Warrant for 20,000,000 shares of NCT   Libra Finance S.A.                  Exercisable for cash at $0.09
                common stock                                                               per share; price amended
                                                                                           January 10, 2002 to the lower of
                                                                                           $0.07 or the lowest closing bid
                                                                                           price from 1/10/02 through
                                                                                           6/28/02, as amended through
                                                                                           6/28/03 (see 6/28/02 below)
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/30/01   3,275,864 shares of NCT common stock   Alpha Capital Aktiengesellschaft    $293,750 stated value 5/25/01
                                                                                           Artera convertible note
--------------- -------------------------------------- ----------------------------------- --------------------------------
      11/7/01   283,770 shares of NCT common stock     Zakeni Limited                      20 shares of Pro Tech
                                                                                           Communications, Inc. series A
                                                                                           preferred stock
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/27/01   357,927 shares of NCT common stock     James McManus                       Employment termination
                                                                                           agreement
--------------- -------------------------------------- ----------------------------------- --------------------------------
      12/6/01   5,000,000 shares of NCT common stock   Libra Finance S.A.                  $330,500 in cash, settlement
                                                                                           of note in amount of $65,000
                                                                                           and $4,500 of consulting fees;
                                                                                           exercised at $0.08 per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/20/01   Warrant for 1,250,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.071
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/20/01   NCT Convertible Note ($2,014,270       Carole Salkind                      $1,000,000 cash and
                principal amount)                                                          cancellation and surrender of
                                                                                           $500,000 and $250,000 NCT
                                                                                           Convertible Notes along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/21/01-  3,783,156 shares of NCT common stock   Austost Anstalt Schaan              $300,000 face value of 1/9/01
     12/26/01                                                                              Artera notes
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/23/02   328,717 shares of NCT common stock     Robert Crisp                        Settlement of amounts due
--------------- -------------------------------------- ----------------------------------- --------------------------------
       1/1/02   Warrant for 500,000 shares of NCT      Piedmont Consulting, Inc.           Exercisable for cash at $0.20
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
       1/2/02   300,000 shares of NCT common stock     Piedmont Consulting, Inc.           Per consulting agreement
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
       1/8/02-  Option to acquire 8,350,000 shares     Leben Care, Inc.                    Exercisable for cash at prices
      1/25/02   of NCT common stock                                                        ranging from $0.079 to $0.13
                                                                                           per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/10/02   $550,000 Convertible Note              Alpha Capital Aktiengesellschaft    Settlement of $465,000 bridge
                                                                                           financing notes dated 11/14/01
                                                                                           and 12/27/01 and cash of
                                                                                           approximately $84,000
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/10/02   Warrant for 5,000,000 shares of NCT    Libra Finance S.A.                  Exercisable for cash at the
                common stock                                                               lower of $0.07 or the lowest
                                                                                           closing bid price from 1/10/02
                                                                                           through 6/28/02, as amended
                                                                                           through 6/28/03 (see 6/28/02
                                                                                           below)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/11/02   Warrant for 2,789,082 shares of NCT    Carole Salkind                      Exercisable for cash at $0.079
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/11/02   NCT Convertible Note ($2,231,265       Carole Salkind                      $350,000 cash and cancellation
                principal amount)                                                         and surrender of the August
                                                                                          22, 2001 NCT Convertible Note
                                                                                          along with accrued interest
                                                                                          and default penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/11/02   Option to acquire 10% equity           Carole Salkind                      New indebtedness
                interest in Artera Group, Inc.
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/25/02   NCT Convertible Note ($650,000         Carole Salkind                      $650,000 cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/25/02   NCT Convertible Note ($250,000         Carole Salkind                      $250,000 cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/25/02   Warrant for 812,500 shares of NCT      Carole Salkind                      Exercisable for cash at $0.09
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/25/02   Warrant for 312,500 shares of NCT      Carole Salkind                      Exercisable for cash at $0.09
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/31/02   Warrant for 104,167 shares of NCT      Robert C. Lau (as designee of       Exercisable for cash at $0.13
                common stock                           Clayton Dunning & Company, Inc.)    per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      2/27/02   NCT Convertible Note ($827,412         Carole Salkind                      $800,000 cash and accrued
                principal amount)                                                          interest and default penalty
                                                                                           on the 1/25/02 note in
                                                                                           principal amount of $250,000
--------------- -------------------------------------- ----------------------------------- --------------------------------
      2/27/02   Warrant for 1,034,226 shares of NCT    Carole Salkind                      Exercisable for cash at $0.079
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      2/27/02   Option to acquire 3,375,000 shares     Stop Noise, Inc.                    Exercisable for cash at prices
                of NCT common stock                                                        ranging from $0.79 to $0.12
                                                                                          per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      2/28/02   2,142,073 shares of NCT common stock   James McManus                       Exchange of 6.43 common shares
                                                                                           of DMC received upon exercise
                                                                                           of DMC option

--------------- -------------------------------------- ----------------------------------- --------------------------------
       3/1/02   NCT Convertible Note ($350,000         Carole Salkind                      $350,000 cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
       3/1/02   Warrant for 437,500 shares of NCT      Carole Salkind                      Exercisable for cash at $0.079
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
      3/11/02   3,930,818 shares of NCT common stock   Swedbank Luxembourg                 Exchange for 160 common shares
                                                                                           of NCT Audio Products, Inc.
--------------- -------------------------------------- ----------------------------------- --------------------------------
      3/11/02   Convertible Note ($400,000 principal   Alpha Capital Aktiengesellschaft    $352,500 in cash, net of
                amount)                                                                    $47,500 in legal fees and
                                                                                           finder's fees paid to a third
                                                                                           party that arranged the
                                                                                           financing
--------------- -------------------------------------- ----------------------------------- --------------------------------
      3/12/02   3,748,478 shares of NCT common stock   Alpha Capital Aktiengesellschaft    Conversion of $250,000 8% note
                                                                                           dated April 12, 2001
--------------- -------------------------------------- ----------------------------------- --------------------------------
      3/12/02   1,863,204 shares of NCT common stock   Alpha Capital Aktiengesellschaft    Conversion of $125,000 8% note
                                                                                           dated March 4, 2001
--------------- -------------------------------------- ----------------------------------- --------------------------------
       5/2/02   NCT Convertible Note ($1,275,483       Carole Salkind                      Settlement and cancellation of
                principal amount)                                                          $1,000,000 note dated 3/27/00
                                                                                           along with accrued interest
                                                                                           and default penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
       5/2/02   NCT Convertible Note ($1,425,000       Carole Salkind                      $1,425,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
       5/2/02   Warrant for 3,188,708 shares of NCT    Carole Salkind                      Exercisable for cash at $0.094
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
       5/2/02   Warrant for 3,562,500 shares of NCT    Carole Salkind                      Exercisable for cash at $0.094
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/29/02   NCT Convertible Note ($350,000         Carole Salkind                      $350,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/29/02   Warrant  for 1,500,000 shares of NCT   Carole Salkind                      Exercisable for cash at $0.095
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/31/02   281,534 shares of NCT common stock     Amro International, S.A.            Exchanged $25,000 Artera
                                                                                           Group, Inc. January 9, 2001
                                                                                           convertible note
--------------- -------------------------------------- ----------------------------------- --------------------------------
       6/2/02   NCT Convertible Note ($300,000         Carole Salkind                      $300,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
       6/2/02   Warrant for 1,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.097
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
       6/6/02   200,000 shares of NCT common stock     Steven M. Esrick                    Settlement of legal action
                (exempt under Section 3(a)(10) of
                the Securities Act of 1933)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/13/02   NCT warrant to acquire 250,000         Blue Future, Inc.                   Exercisable for cash at $0.16
                shares of common stock                                                     per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/17/02   NCT warrant to acquire 350,000         Thomas Cotton                       Exercisable for cash at $0.081
                shares of common stock                                                     per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/17/02   NCT warrant to acquire 400,000         Barry H. Chappel                    Exercisable for cash at $0.081
                shares of common stock                                                     per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/17/02   NCT warrant to acquire 400,000         John M. Capozzi                     Exercisable for cash at $0.081
                shares of common stock                                                     per share
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/24/02   1,800 shares of Series H Convertible   Crammer Road LLC                    $120,000 cash and exchange of
                Preferred Stock                                                            12,000 shares of DMC New York,
                                                                                           Inc.
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/28/02   Extension of time to determine the     Libra Finance S.A.                  Exercisable at the lower of
                exercise prices of two warrants                                            $0.07 or the lowest closing
                previously granted to acquire shares                                       bid price from 6/28/02 through
                of NCT common stock in the amount of                                       6/28/03
                20,000,000 (10/25/01) and 5,000,000
                (1/10/02)
--------------- -------------------------------------- ----------------------------------- --------------------------------
       7/2/02   662,167 shares of NCT common stock     Amro International, S.A.            Exchange for $50,000 Artera
                                                                                           Group, Inc. January 9, 2001
                                                                                           convertible note
--------------- -------------------------------------- ----------------------------------- --------------------------------
       7/3/02   NCT Convertible Note ($350,000         Carole Salkind                      $350,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
       7/3/02   Warrant for 1,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.078
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/12/02   Warrant for 20,000,000 shares of NCT   Carole Salkind                      Exercisable for cash at $0.075
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/15/02   NCT Convertible Note ($350,000         Carole Salkind                      $350,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/15/02   Warrant for 1,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.075
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/23/02   NCT Convertible Note ($525,000         Carole Salkind                      $525,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/23/02   Warrant for 2,250,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.059
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/14/02   NCT Convertible Note ($350,000         Carole Salkind                      $350,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/14/02   Warrant for 1,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.082
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/26/02   694,711 shares of NCT common stock     Amro International, S.A.            Exchange for $50,000 Artera
                                                                                           Group, Inc. January 9, 2001
                                                                                           convertible note
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/29/02   NCT Convertible Note ($490,000         Carole Salkind                      $490,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/29/02   Warrant for 2,100,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.076
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
       9/9/02   NCT Convertible Note ($350,000         Carole Salkind                      $350,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
       9/9/02   Warrant for 1,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.077
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/18/02   480,272 shares of NCT common stock     Nesher Ltd.                         Exchange for $37,500 Artera
                                                                                           Group, Inc. January 9, 2001
                                                                                           convertible note
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/18/02   480,272 shares of NCT common stock     Talbiya B. Investments Ltd.         Exchange for $37,500 Artera
                                                                                           Group, Inc. January 9, 2001
                                                                                           convertible note
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/30/02   Warrant for 10,000,000 shares of NCT   Carole Salkind                      Exercisable for cash at $0.070
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/30/02   NCT Convertible Note ($3,770,098.38    Carole Salkind                      $800,000 cash and cancellation
                principal amount)                                                          and surrender of $2,535,469
                                                                                           convertible note dated 9/28/01
                                                                                           along with accrued interest
                                                                                           and default penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/30/02   Warrant for 16,157,565 shares of NCT   Carole Salkind                      Exercisable for cash at $0.070
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/30/02   Option to acquire 50,000,000 shares    Acme Associates, Inc.               Exercisable for cash at $0.070
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/11/02   Warrant for 2,000,000 shares of NCT    FairPoint Communications, Inc.      Exercisable for cash at $0.150
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/17/02   5,938,081 shares of NCT common stock   Linford Group Limited               Settlement of guarantee of
                (exempt under Section 3(a)(10) of                                          subsidiary's payment
                the Securities Act of 1933)                                                obligation for office
                                                                                           refurbishment services
                                                                                           rendered in the United
                                                                                           Kingdom
--------------- -------------------------------------- ----------------------------------- --------------------------------
      11/7/02   NCT Convertible Note ($400,000         Carole Salkind                      $400,000 cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      11/7/02   Warrant for 1,750,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.072
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/20/02   NCT Convertible Note ($400,000         Carole Salkind                      $400,000 cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/20/02   Warrant for 1,750,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.054
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/21/02   NCT Convertible Note ($1,463,449.36    Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $1,275,482.97 convertible note
                                                                                           dated 5/2/02 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/21/02   Warrant for 6,271,926 shares of NCT    Carole Salkind                      Exercisable for cash at
                common stock                                                               $0.0535 per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/22/02   Warrant for 300,000 shares of NCT      Gavin Brackenridge                  Exercisable for cash at $0.054
                common stock                                                               per share
--------------- --------------------------------------- ----------------------------------- --------------------------------
      12/2/02   NCT Convertible Note ($350,000         Carole Salkind                      $350,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      12/2/02   Warrant for 1,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.048
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      12/6/02   Warrant for 1,400,000 shares of NCT    Alpha Capital                       Exercisable for cash at the
                common stock                           Aktiengesellschaft                  lower of $0.07 or the lowest
                                                                                           closing bid price from 12/6/02
                                                                                           through 12/6/03
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
      12/6/02   Warrant for 15,000,000 shares of NCT   Alpha Capital                       Exercisable for cash at $0.01
                common stock                           Aktiengesellschaft                  per share.  Vests as to
                                                                                           2,000,000 shares if penalty
                                                                                           provisions associated with
                                                                                           prior transactions are not
                                                                                           discharged as of 4/7/03.
                                                                                           Remainder vests if 12/6/02
                                                                                           promissory note maturing 4/7/03
                                                                                           defaults, later extended to
                                                                                           5/30/03 (see 9/4/03).
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/11/02   Warrant for 1,250,000 shares of NCT    KEQ Partners III                    Exercisable for cash at $0.063
                common stock                           (as designee of Kalkines, Arky,     per share
                                                       Zall & Bernstein LLP, HealthNet
                                                       Connections LLC and HNC New York
                                                       Representatives LLC)
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   NCT Convertible Note ($400,000         Carole Salkind                      $400,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 1,750,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.042
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 200,000 shares of NCT      Robert L. Bernstein                 Exercisable for cash at
                common stock                                                               $0.0515 per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 200,000 shares of NCT      Gavin Brackenridge                  Exercisable for cash at
                common stock                                                               $0.0125 per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 250,000 shares of NCT      Gavin Brackenridge                  Exercisable for cash at $0.08
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 250,000 shares of NCT      Gavin Brackenridge                  Exercisable for cash at $0.15
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 67,000 shares of NCT       Dr. Henry Murray (as designee of    Exercisable for cash at $0.10
                common stock                           The Murray Group)                   per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 33,000 shares of NCT       Diana T. Murray (as designee of     Exercisable for cash at $0.10
                common stock                           The Murray Group)                   per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 100,000 shares of NCT      Dr. Henry Masur (as designee of     Exercisable for cash at $0.10
                common stock                           The Murray Group)                   per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 300,000 shares of NCT      Steven Keenan                       Exercisable for cash at $0.099
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 200,000 shares of NCT      B. Michael Pisani/                  Exercisable for cash at $0.10
                common stock                           Granite Securities Corporation      per share
---------------  -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 200,000 shares of NCT      Charles T. Lanktree                 Exercisable for cash at $0.10
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 50,000 shares of NCT       Robert F. Callahan (as designee     Exercisable for cash at $0.10
                common stock                           of C & C Partners, Inc.)            per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 25,000 shares of NCT       Robert F. Callahan (as designee     Exercisable for cash at $0.25
                common stock                           of C & C Partners, Inc.)            per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 25,000 shares of NCT       Robert F. Callahan (as designee     Exercisable for cash at $0.50
                common stock                           of C & C Partners, Inc.)            per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 25,000 shares of NCT       Robert F. Callahan (as designee     Exercisable for cash at $0.75
                common stock                           of C & C Partners, Inc.)            per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 50,000 shares of NCT       Sandy Eisemann/NRI, Inc. (as        Exercisable for cash at $0.10
                common stock                           designee of C & C Partners, Inc.)   per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 25,000 shares of NCT       Sandy Eisemann/NRI, Inc. (as        Exercisable for cash at $0.25
                common stock                           designee of C & C Partners, Inc.)   per share
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 25,000 shares of NCT       Sandy Eisemann/NRI, Inc. (as        Exercisable for cash at $0.50
                common stock                           designee of C & C Partners, Inc.)   per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/16/02   Warrant for 25,000 shares of NCT       Sandy Eisemann/NRI, Inc. (as        Exercisable for cash at $0.75
                common stock                           designee of C & C Partners, Inc.)   per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/17/02   40,000,000 shares of NCT common        Crammer Road LLC                    Settlement of legal action
                stock and the right to acquire
                28,000,000 additional shares on 65
                days notice (exempt under Section
                3(a)(10) of the Securities Act of
                1933)
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/26/02   NCT Convertible Note ($2,381,487       Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $2,014,270 convertible note
                                                                                           dated 12/20/01 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/26/02   Warrant for 10,206,373 shares of NCT   Carole Salkind                      Exercisable for cash at $0.042
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/26/02   Option to acquire 23,000,000 shares    Motorworld, Incorporated            Exercisable for cash at $0.042
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/30/02   NCT Convertible Note ($350,000         Carole Salkind                      $350,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/30/02   Warrant for 1,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.041
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/31/02   Warrant for 250,000 shares of NCT      Michael Dickerson                   Exercisable for cash at $0.10
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/15/03   NCT Convertible Note ($450,000         Carole Salkind                      $450,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/15/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.041
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/23/03   NCT Convertible Note ($2,747,634.92    Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $2,231,265.04 convertible note
                                                                                           dated 1/11/02 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/23/03   Warrant for 11,775,579 shares of NCT   Carole Salkind                      Exercisable for cash at $0.04
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/23/03   Option to acquire 23,000,000 shares    Inframe, Inc.                       Exercisable for cash at $0.042
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/30/03   NCT Convertible Note ($350,000         Carole Salkind                      $350,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      1/30/03   Warrant for 1,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.041
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      2/11/03   NCT Convertible Note ($1,252,592.41    Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $650,000 convertible note
                                                                                           dated 1/25/02 along with
                                                                                           accrued interest and default
                                                                                           penalty and $450,000 cash
--------------- -------------------------------------- ----------------------------------- --------------------------------
      2/11/03   Warrant for 5,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.04
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      2/11/03   Option to acquire 7,000,000 shares     Avant Interactive, Inc.             Exercisable for cash at $0.04
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
       3/4/03   NCT Convertible Note ($450,000         Carole Salkind                      $450,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
       3/4/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.035
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
       3/5/03   3,033,981 shares of NCT common stock   Balmore S.A.                        Exchange for $125,000 Artera
                                                                                           Group, Inc. January 9, 2001
                                                                                           convertible note
--------------- -------------------------------------- ----------------------------------- --------------------------------
      3/12/03   Option to acquire 13,500,000 shares    Avant Interactive, Inc.             Exercisable for cash at $0.031
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      3/13/03   NCT Convertible Note ($980,802.25      Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $827,412.26 convertible note
                                                                                           dated 2/27/02 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      3/13/03   NCT Convertible Note ($864,615.56      Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $350,000 convertible note
                                                                                           dated 3/1/02 along with
                                                                                           accrued interest and default
                                                                                           penalty and $450,000 cash
--------------- -------------------------------------- ----------------------------------- --------------------------------
      3/13/03   Warrant for 4,250,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.031
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      3/13/03   Warrant for 3,750,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.031
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
       4/1/03   1,248,170 shares of NCT common stock   West Nursery Land Holding Limited   Settlement of legal action
                (exempt under Section 3(a)(10) of      Partnership
                the Securities Act of 1933)
--------------- -------------------------------------- ----------------------------------- --------------------------------
       4/2/03   NCT Convertible Note ($450,000         Carole Salkind                      $450,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
       4/2/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.029
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
       4/3/03   Option to acquire 2,000,000 shares     Avant Interactive, Inc.             Exercisable for cash at $0.029
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
       4/7/03   1,158,940 shares of NCT common stock   Balmore S.A.                        Exchange for $35,000 Artera
                                                                                           Group, Inc.  January 9, 2001
                                                                                           convertible note
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/11/03   2,321,263 shares of NCT common stock   Mesa Partners, Inc.                 Settlement of legal action
                (exempt under Section 3(a)(10) of
                the Securities Act of 1933)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/11/03   NCT Convertible Note ($450,000         Carole Salkind                      $450,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/11/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.031
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/11/03   Option to acquire 2,000,000 shares     Avant Interactive, Inc.             Exercisable for cash at $0.031
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/15/03   3,164,556 shares of NCT common stock   Alpha Capital Aktiengesellschaft    Exchange for $100,000 Artera
                                                                                           Group, Inc. April 4, 2001
                                                                                           convertible note
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/17/03   Option to acquire 2,000,000 shares     Turbo Networks, Inc.                Exercisable for cash at $0.037
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/21/03   NCT Convertible Note ($450,000         Carole Salkind                      $450,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/21/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.037
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/22/03   Convertible Note in principal amount   Alpha Capital Aktiengesellschaft    Convertible into shares of NCT
                of $235,000                                                                common stock at $0.04 per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      4/30/03   3,703,704 shares of NCT common stock   Alpha Capital Aktiengesellschaft    Exchange for $200,000 Artera
                                                                                           Group, Inc. April 4, 2001
                                                                                           convertible note
--------------- -------------------------------------- ----------------------------------- --------------------------------
       5/8/03   28,000,000 shares of NCT common stock  Crammer Road LLC                    See 12/17/02 transaction above
                (exempt under Section 3(a)(10) of
                the Securities Act of 1933)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/15/03   NCT Convertible Note ($450,000         Carole Salkind                      $450,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/15/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.046
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/22/03   Option to acquire 18,550,000 shares    Turbo Networks, Inc.                Exercisable for cash at $0.042
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/22/03   NCT Convertible Note ($1,692,462.74    Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $1,425,000 convertible note
                                                                                           dated 5/2/02 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/22/03   Warrant for 7,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.042
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/28/03   NCT Convertible Note ($415,000         Carole Salkind                      $415,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      5/28/03   Warrant for 1,900,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.044
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/05/03   Warrant for 2,250,000 shares of NCT    NATCO, LLC                          Exercisable for cash at $0.048
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/12/03   NCT Convertible Note ($2,449,811.87    Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $1,463,449, $350,000, and
                                                                                           $300,000 convertible notes dated
                                                                                           11/21/02, 5/29/02 and 6/2/02,
                                                                                           respectively, along with accrued
                                                                                           interest and default penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/12/03   Warrant for 10,500,000 shares of NCT   Carole Salkind                      Exercisable for cash at $0.044
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/12/03   NCT Convertible Note ($435,000         Carole Salkind                      $435,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/12/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.044
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/12/03   Option to acquire 23,000,000 shares    Maple Industries, Inc.              Exercisable for cash at $0.044
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/28/03   NCT Convertible Note ($410,000         Carole Salkind                      $410,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/28/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.038
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      6/28/03   Option to acquire 2,000,000 shares     Turbo Networks, Inc.                Exercisable for cash at $0.04
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
       7/3/03   5,142,297 shares of NCT common stock   Crammer Road LLC                    Conversion of 14 shares of NCT
                                                                                           series H preferred stock
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/14/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at
                common stock                                                               $0.0312 per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/14/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at
                common stock                                                               $0.0312 per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/14/03   Warrant for 750,000 shares of NCT      John Harris (as designee of Stop    Exercisable for cash at
                common stock                           Noise, Inc.)                        $0.0312 per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/14/03   Option to acquire 25,000,000 shares    Acme Associates, Inc.               Exercisable for cash at
                of NCT common stock                                                        $0.0312 per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/14/03   NCT Convertible Note ($410,000         Carole Salkind                      $410,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/14/03   NCT Convertible Note ($414,480.93      Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $350,000 convertible note
                                                                                           dated 7/3/02 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/15/03   5,368,098 shares of NCT common stock   Balmore S.A.                        Exchange of $175,000 1/9/01
                                                                                           Artera convertible notes
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/28/03   NCT Convertible Note ($414,750.19      Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $350,000 convertible note
                                                                                           dated 7/15/02 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/28/03   NCT Convertible Note ($410,000         Carole Salkind                      $410,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/28/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.042
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/28/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.042
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/28/03   5,924,171 shares of NCT common stock   Alpha Capital Aktiengesellschaft    Exchange of $250,000 4/4/01
                                                                                           Artera convertible notes
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/28/03   4,739,336 shares of NCT common stock   Balmore S.A.                        Exchange of $200,000 1/9/01
                                                                                           Artera convertible notes
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/31/03   7,000,000 shares of NCT common stock   Balmore S.A.                        Exchange of $312,200 1/9/01
                                                                                           Artera convertible notes
--------------- -------------------------------------- ----------------------------------- --------------------------------
      7/31/03   8,000,000 shares of NCT common stock   Austost Anstalt Schaan              Exchange of $356,800 1/9/01
                                                                                           Artera convertible notes
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/07/03   NCT Convertible Note ($622,529.18      Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $525,000 convertible note
                                                                                           dated 7/23/02 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/07/03   Warrant for 2,750,000 shares of NCT    Carole Salkind                      Exercisable for cash at
                common stock                                                               $0.0539 per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/18/03   NCT Convertible Note ($425,000         Carole Salkind                      $425,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/18/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.045
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/22/03   15,080,938 shares of NCT common stock  Crammer Road LLC                    Conversion of 51 shares of NCT
                                                                                           series H preferred stock
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/28/03   NCT Convertible Note ($414,884.82      Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $350,000 convertible note
                                                                                           dated 8/14/02 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/28/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.055
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/28/03   NCT Convertible Note ($375,000         Carole Salkind                      $375,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      8/28/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.055
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/04/03   NCT Convertible Notes ($440,000        Alpha Capital Aktiengesellschaft;   $390,000 in cash
                aggregate principal amount)            Libra Finance S.A. (as finder)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/04/03   Cancellation of 2,500,000 shares       Alpha Capital Aktiengesellschaft    12,500,000 shares of the
                from the December 6, 2002 Warrant                                          December 6, 2002 warrant
                for 15,000,000 shares of NCT common                                        vested on May 30, 2003 and
                stock                                                                      remain in force.  The remaining
                                                                                           2,500,000 shares of the December
                                                                                           6, 2002 warrant vested on May
                                                                                           30, 2003 and are cancelled on
                                                                                           September 4, 2003.
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/11/03   NCT Convertible Note ($580,650.27      Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $490,000 convertible note
                                                                                           dated 8/29/02 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/11/03   Warrant for 2,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.050
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/11/03   Option for 7,500,000 shares of NCT     Acme Associates, Inc.               Exercisable for cash at $0.052
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/12/03   NCT Convertible Note ($400,000         Carole Salkind                      $400,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/12/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.050
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/18/03   14,109,883 shares of NCT common        Alpha Capital Aktiengesellschaft    Settlement of legal action
                stock (exempt under Section 3(a)(10)
                of the Securities Act of 1933)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/18/03   20,868,729 shares of NCT common        Austost Anstalt Schaan              Settlement of legal action
                stock (exempt under Section 3(a)(10)
                of the Securities Act of 1933)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/18/03   21,076,266 shares of NCT common        Balmore S.A.                        Settlement of legal action
                stock (exempt under Section 3(a)(10)
                of the Securities Act of 1933)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/18/03   5,721,189 shares of NCT common stock   Libra Finance S.A.                  Settlement of legal action
                (exempt under Section 3(a)(10) of
                the Securities Act of 1933)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      9/22/03   2,834,526 shares of NCT common stock   Crammer Road LLC                    Conversion of 10 shares of NCT
                                                                                           series H preferred stock
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/02/03   NCT Convertible Note ($816,096.49      Carole Salkind                      $400,000 in cash plus
                principal amount)                                                          cancellation and surrender of
                                                                                           $350,000 convertible note
                                                                                           dated 9/9/02 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/02/03   Warrant for 4,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.043
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/03/03   Option to acquire 5,750,000 shares     Acme Associates, Inc.               Exercisable for cash at $0.043
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/14/03   NCT Convertible Note ($4,469,018.84    Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $3,770,098.38 convertible note
                                                                                           dated 9/30/02 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/14/03   Warrant for 19,250,000 shares of NCT   Carole Salkind                      Exercisable for cash at $0.044
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/14/03   NCT Convertible Note ($400,000.00      Carole Salkind                      $400,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/14/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.044
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     10/14/03   Option to acquire 44,000,000 shares    Acme Associates, Inc.               Exercisable for cash at $0.044
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/03/03   NCT Convertible Note ($400,000.00      Carole Salkind                      $400,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/03/03   Warrant for 2,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.044
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/03/03   Option to acquire 2,000,000 shares     Acme Associates, Inc.               Exercisable for cash at $0.045
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/21/03   NCT Convertible Note ($474,154.08      Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $400,000 convertible note
                                                                                           dated 11/07/02 along with
                                                                                           accrued interest and default
                                                                                           penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/21/03   Warrant for 2,250,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.041
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/21/03   NCT Convertible Note ($425,000.00      Carole Salkind                      $425,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/21/03   Warrant for 2,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.041
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/21/03   Option to acquire 6,500,000 shares     Acme Associates, Inc.               Exercisable for cash at $0.041
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/22/03   NCT Convertible Note ($400,000.00      Carole Salkind                      $400,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
     11/22/03   Warrant for 2,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.041
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------



---------------------------------------------------------------------------------------------------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
                                                       Name of Person/Entity to whom
Date of Sale    Amount and Type                        securities were sold                Aggregate Amount and Type
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/15/03   NCT Convertible Note ($3,828,984.72    Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $400,000, $350,000, $450,000,
                                                                                           $1,692,462.74 and $415,000
                                                                                           convertible notes dated
                                                                                           11/20/02, 12/02/02, 05/15/03,
                                                                                           05/22/03 and 05/28/03 along
                                                                                           with accrued interest and
                                                                                           default penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/15/03   Warrant for 16,500,000 shares of NCT   Carole Salkind                      Exercisable for cash at $0.037
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/15/03   NCT Convertible Note ($400,000.00      Carole Salkind                      $400,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/15/03   Warrant for 2,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.037
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/17/03   Option to acquire 99,750,000 shares    Acme Associates, Inc.               Exercisable for cash at $0.037
                of NCT common stock                                                        per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/31/03   NCT Convertible Note ($7,479,384.54    Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $400,000, $2,381,486.89,
                                                                                           $350,000, $2,449,811.87,
                                                                                           $435,000 and $410,000
                                                                                           convertible notes dated
                                                                                           12/16/02, 12/26/02, 12/30/02,
                                                                                           06/12/03, 06/12/03 and 06/28/03
                                                                                           along with accrued interest and
                                                                                           default penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/31/03   Warrant for 32,250,000 shares of NCT   Carole Salkind                      Exercisable for cash at $0.040
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/31/03   NCT Convertible Note ($785,000.00      Carole Salkind                      $785,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/31/03   Warrant for 5,500,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.040
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
     12/31/03   NCT Convertible Note ($3,050,000.00    Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $400,000, $816,096.49 $400,000
                                                                                           and $400,000 convertible notes
                                                                                           dated 09/12/03, 10/02/03,
                                                                                           10/14/03 and 11/03/03 along
                                                                                           with accrued interest and
                                                                                           $996,238 additional note
                                                                                           principal amount in
                                                                                           consideration of willingness for
                                                                                           continued funding provided by
                                                                                           Carole Salkind
--------------- -------------------------------------- ----------------------------------- --------------------------------


ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below is derived from our historical financial statements. The data set forth below is qualified in its entirety by and should be read in conjunction with our consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included elsewhere in this Annual Report on Form 10-K.




(in thousands of dollars, except per share amounts)

                                                                                Years Ended December 31,
                                                       --------------------------------------------------------------------------
                                                           1999            2000            2001            2002           2003
                                                       ------------    ------------     -----------    -----------    -----------
RESULTS OF OPERATIONS AND
 LOSS PER SHARE:
REVENUE:
 Technology licensing fees and royalties                 $   3,552 (b)   $   9,928 (b)   $   5,633 (b)   $  4,493       $  3,013
 Product sales, net                                          2,208           2,001           4,568          2,697          1,708
 Advertising                                                     -             828             279            105             88
 Engineering and development services                        1,303              83             132             24             49
                                                       ------------    ------------    ------------    -----------    -----------
       Total revenue                                     $   7,063       $  12,840       $  10,612       $  7,319       $  4,858
                                                       ------------    ------------    ------------    -----------    -----------
COSTS, EXPENSES AND OTHER INCOME:
 Cost of product sales                                   $   2,767       $   2,127       $   3,340       $  1,279       $    787
 Cost of advertising                                             -             814             332             15             14
 Cost of engineering and development services                2,216              55               2              8             53
 Selling, general and administrative                        11,878          11,408          18,983 (f)     14,850         17,519 (m)
 Research and development                                    6,223           4,412           5,966          4,711          3,684
 Other operating (income) expense, net                       7,032 (c)       2,661 (d)      35,841 (g)     11,439 (k)       (244)
                                                       ------------    ------------    ------------    -----------    -----------
       Operating costs, expenses and other income           30,116          21,477          64,464         32,302         21,813
Non-operating items:
 Other (income) expense, net                                   166            (162)         16,099 (h)      7,411 (l)       (943)(n)
 Interest (income) expense, net                                552           1,849           6,127 (i)      7,711         14,288 (o)
                                                       ------------    ------------    ------------    -----------    -----------
       Total costs and expenses                          $  30,834       $  23,164       $  86,690       $ 47,424       $ 35,158
                                                       ------------    ------------    ------------    -----------    -----------

Net loss before cumulative effect
    of change in accounting principle                    $ (23,771)      $ (10,324)      $ (76,078)      $(40,105)      $(30,300)
Cumulative effect of change in accounting principle              -               -          (1,582)(j)          -              -
                                                       ------------    ------------    ------------    -----------    -----------

NET LOSS                                                 $ (23,771)      $ (10,324)      $ (77,660)      $(40,105)      $(30,300)
Less:
Beneficial conversion features                              10,567           5,667 (e)         392             46              -
Preferred stock dividends                                      494             113             969          2,817          2,948
                                                       ------------    ------------    ------------    -----------    -----------

Loss attributable to common stockholders                 $ (34,832)      $ (16,104)      $ (79,021)      $(42,968)      $(33,248)
                                                       ============    ============    ============    ===========    ===========

Loss per share:                                          $   (0.18)      $   (0.06)      $   (0.20)      $  (0.10)      $  (0.06)
Loss before cumulative effect
       of change in accounting principle                         -               -           (0.01)             -              -
                                                       ------------    ------------    ------------    -----------    -----------
 Basic and diluted net loss per share                    $   (0.18)      $   (0.06)      $   (0.21)      $  (0.10)      $  (0.06)
                                                       ============    ============    ============    ===========    ===========
Weighted average common shares outstanding -
       Basic and diluted (a)                               190,384         292,758         377,084        446,423        563,543
                                                       ============    ============    ============    ===========    ===========



                                                                       As of December 31,
                                             -------------------------------------------------------------------------
                                                 1999           2000            2001           2002           2003
                                             ------------   ------------    ------------   ------------   ------------
BALANCE SHEET DATA:
 Total assets                                $   13,377     $   39,382      $   20,009     $   13,569     $   12,775
 Total current liabilities                        7,728         23,386          56,959         53,542         62,927
 Total long term liabilities                      4,107          3,761           7,765          5,011          2,746
 Accumulated deficit                           (131,475)      (141,799)       (219,459)      (259,564)      (289,864)
 Stockholders' equity (capital deficit)(p)         (367)         9,858         (53,463)       (53,673)       (61,211)
 Working capital deficit                         (3,281)        (9,727)        (52,636)       (51,409)       (60,816)



Footnotes:
----------
     (a) Excludes shares issuable upon the exercise of outstanding stock options, warrants, convertible preferred stock and convertible debt since their effect would be antidilutive.

     (b) Includes revenue recognized upon DMC licensing activities for DMC licenses that during 2002 we subsequently reacquired, or plan to reacquire, as follows: 1999 - $850,000; 2000 - $1,055,545; and 2001 -
          $222,220.

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

     (g) Primarily consists of $1.9 million charge for costs of exiting activities attributable to closing facilities and certain operations; $14.1 million charge for the impairment of goodwill (net of $2.1 million reduction of deferred revenue); $19.3 million, net, for repurchased licenses (composed of $18.0 million write down for the acquisition of shares of DMC New York, Inc., representing repurchased licenses and accrual for obligation to acquire remaining licenses and $1.3 million, net of $2.7 million reduction of deferred revenue, for reacquisition of other DMC licenses from two licensees); and $1.5 million write down of investment in Top Source Automotive.

     (h) Primarily consists of $7.0 million for other-than-temporary declines in value of available-for-sale securities; $2.3 million for finance costs associated with non-registration of shares; $2.3 million realized loss on sale of trading securities (NXT); $1.4 million decline in the fair value of a warrant; $1.2 million default penalties on debt; and $1.0 million reserve for notes receivable.

     (i) Includes $3.3 million amortization of original debt discounts; $0.9 million relating to the amortization of beneficial conversion features on convertible debt; $0.7 million from debt issuance costs; and $1.2 million interest charges on indebtedness.

     (j) Upon adoption of SFAS No. 138 effective January 1, 2001, the reduction in the fair value of derivatives, which consists of a warrant to purchase common stock of a licensee, was reported as a cumulative effect of change in accounting principle.

     (k) Primarily consists of $9.2 million charge for repurchased licenses due to additional costs incurred to acquire 12,000 shares of DMC New York, Inc. in exchange for our series H preferred stock, $2.1 million impairment of other intangible assets and $0.3 million for the impairment of goodwill.

     (l) Primarily consists of $6.1 million for finance costs associated with non-registration of shares; $0.8 million for other-than-temporary declines in value of available-for-sale securities; and $0.4 million default penalties on debt.

     (m) Includes a $3.8 million increase in consulting expenses from the issuance of options.

     (n) Primarily consists of $2.2 million for finance costs associated with non-registration of shares; $2.1 million default penalties on debt; and $(5.3) million gain on litigation settlements.

     (o) Includes $5.3 million of amortization of original debt discounts; $4.9 million relating to the amortization of beneficial conversion features on convertible debt; $2.9 million interest charges on indebtedness; $1.1 million amortization of additional debt discounts.

     (p)  NCT has never declared nor paid cash dividends on its common stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K. In addition, we caution readers that our actual results in fiscal 2004 and beyond may differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

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

     Overview

     Our business operations are organized into three operating segments: communications, media and technology. NCT's operating revenue is comprised of technology licensing fees and royalties, product sales, advertising and engineering and development services. Operating revenue in 2003 consisted of approximately 62.0% in technology licensing fees and royalties, 35.2% in product sales, 1.8% in advertising and 1.0% in engineering and development services. For the five years ended December 31, 2003, our revenue consisted of 62.4% in technology licensing fees and royalties, 30.9% in product sales, 3.0% in advertising and 3.7% in engineering and development services. Such five-year revenue included approximately $2.1 million for DMC license fees for licenses that we subsequently reacquired and that resulted in charges to our statements of operations ($19.3 million, net, in 2001 and $9.2 million in 2002). Excluding the revenue recognized from the sale of DMC licenses that we subsequently determined to reacquire, our revenue for the five years ended December 31, 2003 consisted of approximately 60.4% in technology licensing fees and royalties, 32.5% in product sales, 3.2% in advertising and 3.9% in engineering and development services. Our revenue recognition policies are described in "Critical Accounting Policies" below. The mix of our revenue sources during any reporting period may have a material impact on our results. In particular, our execution of technology licensing agreements and the timing of the revenue recognized therefrom has not been predictable.

     We had actively pursued an acquisition strategy through 2001. Our statements of operations include the results of acquired companies from the respective dates of acquisition. In 2001, we acquired Artera Group International Limited (formerly known as Teltran Web Factory Limited) and 25% of DMC New York, Inc. In June 2002, pursuant to an exchange agreement, we acquired the remaining 75% of DMC New York, Inc. and $120,000 cash from Crammer Road in exchange for 1,800 shares of our series H preferred stock. Please refer to Note 2 - notes to our consolidated financial statements for further information about our acquisitions.

     In December 2001, management decided to close the company's Maryland research facility. During 2002, due to under-performance, we ceased the business operations of DMC Cinema and Artera Group International Limited. In connection with these actions, the company reduced the number of its employees from 135 at December 31, 2001 to 74 at December 31, 2002, a 45.2% decrease. We had 75 employees at December 31, 2003 and 68 at February 29, 2004.

     NCT continued its practice of marketing its technologies through licensing to third parties for fees, generally by obtaining technology license fees when initiating strategic relationships with new partners, and subsequent royalties. We have entered into a number of licensing agreements with established firms for the integration of our technologies into products. The speed with which we can achieve the commercialization of our technologies and subsequently receive royalties depends, in part, upon the time taken by these firms for product testing and their assessment of how best to integrate our technology into their products and manufacturing operations. While we work with these firms on product testing and integration, we are not always able to influence how quickly this process can be completed and a resulting revenue stream can be generated.

     Presently, we are selling products through several of our licensees, including: Ultra is installing aircraft cabin quieting systems in the SAAB 340 turboprop aircraft; Oki is integrating ClearSpeech(R) algorithms into large scale integrated circuits for communications applications; and Thales Avionics In-flight Systems (formerly known as BE Aerospace) and Long Prosper are providing NoiseBuster(R) components for United Airlines' in-flight entertainment and information systems.

     Going Concern Risks

     Since its inception, NCT has experienced substantial recurring losses from operations, which amounted to $289.9 million on a cumulative basis through December 31, 2003. NCT's internally generated funds from its revenue sources have not been sufficient to cover its operating costs. The ability of our revenue sources, especially technology license fees, royalties, product sales and advertising, to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, management believes additional working capital financing must be obtained through the private placement or public offering of additional equity of NCT or its subsidiaries in the form of common stock, convertible preferred stock and/or convertible debt. There is no assurance that our shareholders would approve a sufficient increase in our authorized shares. There is no assurance any such financing is or would become available. There can be no assurance that sufficient funding will be provided by our revenue sources or additional capital.

     Management believes that currently available funds will not be sufficient to sustain NCT operations at its current levels through the next six months. Such funds consist of available cash and the funding derived from our revenue sources. Cash and cash equivalents amounted to $1.0 million as of December 31, 2003 and the working capital deficit was $60.8 million. NCT has been able to continue its operations by raising additional capital to fund its operations. NCT has been primarily dependent upon funding from Carole Salkind in 2003. At December 31, 2003, NCT is in default on $6.7 million of its indebtedness and is subject to a judgment of $2.1 million. Please refer to Liquidity and Capital Resources below. In the event that external financing is not available or timely, NCT would have to substantially reduce its level of operations in order to conserve cash. These reductions could have an adverse effect on NCT's relationships with its customers and suppliers (refer to Note 1 - notes to the consolidated financial statements). Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are presently uncertain. Uncertainty exists with respect to the adequacy of current funds to support NCT's activities or to pay awards or judgments against the company until positive cash flow from operations can be achieved and with respect to the availability of financing from other sources to fund any cash deficiencies.

     NCT's consolidated financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2003 about NCT's ability to continue as a going concern. NCT's accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

     Critical Accounting Policies

     The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

     Revenue is recognized when earned. Technology licensing fees are generally recognized upon execution of the agreement but are deferred if subject to completion of any performance criteria then recognized once the performance criteria have been met. Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements. Revenue from product sales is recognized when the product is shipped. Revenue from advertising sales is recognized when the advertisements are aired or displayed. Revenue from engineering and development services is generally recognized and billed as the services are performed. Our preference is to collect amounts due from the sale of our technologies, services and products in cash. However, from time to time, receivables may be settled by securities transferred to us by the customer in lieu of cash payment and such other consideration may or may not be realized by us in cash.

     At December 31, 2003, our deferred revenue aggregated $3.3 million. We do not expect to realize any cash in connection with recognizing revenue from our deferred revenue.

Goodwill, Patent Rights and Other Intangible Assets

     The excess of the consideration paid over the fair value of net assets acquired in business combinations is recorded as goodwill. Goodwill is also recorded by NCT upon the acquisition of some or all of the stock held by minority  shareholders  of a  subsidiary,  except where such  accounting  is, in substance, the purchase of licenses previously sold to such minority shareholders or their affiliates. Effective January 1, 2002, goodwill and intangibles with indefinite lives are no longer amortized. Prior to January 1, 2002, goodwill was amortized using the straight-line method over the estimated period of benefit (generally ranging from five to twenty years). Goodwill amortization expense for the year ended December 31, 2001 was $1.7 million.

     Annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the company tests its goodwill for impairment.

     Our annual evaluation is conducted in December. At December 31, 2003, the company evaluated the goodwill allocated to its Advancel reporting unit, NCT Hearing reporting unit and Midcore/Artera reporting unit and determined no impairment existed. The fair value of the reporting units was determined using the income approach by discounting future benefits. Our key assumptions underlying the projections for our reporting units included the following:

Advancel Reporting Unit
o Revenue projections were based upon the royalties due Advancel from STMicroelectronics whose product sales started in 2003. Our revenue is projected to increase approximately 850% in the first two years and increase annually thereafter at rates ranging from 42% to 18%.
o Based upon our projected revenue, we calculated our market penetration would be less than 1% in 2004; we estimated significant growth in years 2005 to 2008 and our projected market penetration increases to approximately 6% of the smart card market. We believe such an increase is feasible since Advancel's technology introduces multiple functionality to smart cards and ST is a market-leading supplier of smart card chips.
o We believe expenses will be nominal (we assumed these would be approximately 10% of royalty revenue) since no further significant costs are expected to be incurred by us.
o Although we have not historically achieved profitability or significant revenue growth in any of our operations, our projections include profitable operations from 2004 through 2008 (our projection covered a five-year period).
o Discount rate of 10% was used (considered consistent with the risks involved as implementation will be performed by ST resulting in an annuity stream to us and no further investment is required by us).
o We used a probability-weighted approach to assess the likelihood of five possible outcomes.

NCT Hearing Reporting Unit
o Fair value testing was based on NCT Hearing's operations and only our controlling interest in ProTech (a 81.6%-owned subsidiary of NCT Hearing Products, Inc.); our valuation estimate included reliance upon knowledgeable officers and employees with extensive experience in the headset and communications industry.
o    Our projections covered a five-year period.

o Material revenue was projected from products for which there are no historical sales; however, our projections also represent current product lines that have existing, established distribution channels; as well as revenue projected for products incorporating the ANR/ClearSpeech technology. We estimated the projected sales by identifying the products to be improved, the timing to achieve the results and expected sales based on our experience with current products. We estimated different sales levels and selling prices, applied an estimated probability of achieving the projected levels to arrive at our final projected amounts. Our revenue projections reflected annual increases ranging from 106% to 18%. New products comprise approximately from 44% to 68% of revenue during the projected period.
o Profitability is projected for 2004 through 2008 although this reporting unit has not been profitable since 1995. From 2004 through 2008, projected net profit increases from 6.4% of revenue to 29.0% of revenue.
o 20% discount rate was used (considered consistent with the risks involved; approximates cost of equity capital).
o Additional, third party financing for working capital was projected at approximately $250,000.

Artera/Midcore Reporting Unit

o Our subscribers are projected to comprise a mix of approximately 14% residential and 86% small business and enterprise users; revenues projected reflect our share of revenues under arrangements with third parties. We projected significant annual increases in number of subscribers although we have no historical basis for generating revenue (or profit) in this business operation. Artera Turbo 2.0 was released in October 2002 and Artera Turbo 3.1 became available in December 2003.
o Our revenue is projected to increase annually beyond the first year at rates ranging from approximately 140% to approximately 7%, averaging approximately 134% for the second and third years and averaging approximately 22% for the next three years. The substantial increase during the first years reflects the anticipated increase in enterprise revenue.
o    Our projections covered a six-year period.
o We estimated that our market penetration would be less than 1% of worldwide dial-up Internet users throughout the projection period.
o    We have projected  profitability  beginning in 2005 although this operation
     has   not   historically    achieved    profitability.
o We anticipated that working capital financing of up to $5.0 million would be required in 2004.
o We used a probability-weighted approach to assess the likelihood of six possible outcomes.
o 35% discount rate was used which was considered consistent with the risks involved and Artera's expected future cost of borrowing.

     These evaluations required informed, but subjective judgment in forecasting revenues and expenses especially given that these reporting units are either in a start-up phase or have no recent historical record for generating revenues or positive cash flows. In all cases, we considered objective evidence where available. Although we have not historically been profitable, we believe that profitability may be achieved in the future if the necessary sales levels are reached.

     If the financing noted above is not received, changes to our assumptions will be required in connection with further testing for impairment. In addition, future events such as market conditions or operational performance of our reporting units could cause us to modify our assumptions.

     The company also recognizes an impairment loss on goodwill acquired upon the acquisition of stock held by minority shareholders of subsidiaries if the subsidiary's minority interest has no carrying value, the subsidiary has a capital deficit and the projected future operating results of the subsidiary are not positive. Impairment of goodwill, net for the years ended December 31, 2001, 2002 and 2003 was $14.1 million, $0.3 million and zero, respectively. At December 31, 2003, the carrying value of our goodwill, net was $7.2 million.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining useful lives, ranging from one to fifteen years. Amortization expense for the years ended December 31, 2001, 2002 and 2003 was $0.4 million, $0.5 million and $0.3 million, respectively.

     The company evaluates the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The company evaluates its intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows. Impairment of other intangibles for the years ended December 31, 2001, 2002 and 2003 was zero, $2.1 million and zero, respectively. At December 31, 2003, our patent rights and other intangibles, net were $1.3 million.

     Recent Authoritative Accounting Guidance

     On January 1, 2003, we adopted the following standards as a result of the issuance of new accounting pronouncements by the Financial Accounting Standards Board (FASB) in 2002:
          o Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections"
          o SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"
          o FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

     On July 1, 2003, we adopted the following standards as a result of the issuance of new accounting pronouncements by the FASB in 2003:
          o SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities"
          o SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

     On January 17, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." On December 24, 2003, the FASB issued a complete replacement of FIN No. 46, entitled FIN 46 Revised, which clarifies certain complexities of FIN 46.

     For more detailed information regarding any pronouncements and the impact thereof on our business, results of operations and financial position, refer to
Note 3 - notes to our consolidated financial statements.

     Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002.

     Total revenue in 2003 decreased by $2.4 million, or 32.9%, to $4.9 million from $7.3 million in 2002 reflecting decreases in most of our revenue sources. Total costs and expenses during the same period decreased by $12.2 million, or 25.7%, primarily due to: (a) $9.2 million reduction in write downs of investment and repurchased licenses, net; and (b) $5.3 million gain on litigation settlements.

     Technology licensing fees and royalties decreased $1.5 million, or 33.3%, to $3.0 million from $4.5 million in 2002. The decrease is primarily attributable to the absence of licensing fees of $1.9 million related to Teltran for 2003 partially offset by licensing fees of $0.4 million related to FairPoint for 2003. Our recognition of technology licensing fee revenue for both periods was due primarily to recognition of deferred revenue from NXT. During 2003, we received $0.3 million in cash under our 2002 FairPoint agreement. During the fourth quarter of 2003, the 2002 FairPoint agreement was replaced which resulted in Artera meeting all specific performance criteria under that agreement and the recognition of all $0.4 million of deferred revenue. At
December 31, 2003, our deferred revenue related to NXT was $2.7 million. No additional cash will be realized from our NXT deferred revenue.

     Product sales decreased $1.0 million, or 37.0%, to $1.7 million from $2.7 million in 2002. The decrease was primarily due to $0.5 million of lower product sales recognized by Pro Tech due to reduced fast-food headset purchases by major distributors and a $0.2 million decrease as a result of the cessation of operations of Artera International in March 2002. Our principal product customers for 2003, HM Electronics, Muzak, 3M Corporation and McDonalds, accounted for $0.6 million of total product sales compared to $0.7 million in 2002. Sales to Muzak, 3M Corporation and McDonalds consisted of Pro Tech headsets and accessories. Sales to HM Electronics consisted of chips that use our ClearSpeech algorithms. Total sales to these customers were less in 2003 compared to 2002 due to a weaker economy. There can be no assurance that our product customers will continue to place orders with us at the same levels as in the prior years. The loss of one or more customers, a reduction in orders or increased product returns could adversely affect our operating results.

     Gross profit on product sales, as a percentage of product sales, improved to 53.9% in 2003 from 52.6% for the same period in 2002.

     Revenue from advertising remained consistent in 2003 compared to 2002 at $0.1 million. Advertising revenue is derived from the sale of audio and visual advertising in the Sight & Sound locations. We experienced an increase in revenue from health venues, which was offset by a decrease in revenue from non-health venues. Although our limited cash resources have reduced our expectations, we anticipate increasing revenue from the Sight & Sound(R) locations in health venues. We believe it is reasonable to expect revenue to increase in the future because (i) our network of installed sites is growing and, as a result, our reach into the market and number of impressions delivered is increasing which makes the network more compelling to advertisers; (ii) each site is supported by at least one paying advertiser, in most cases health insurance plans, and generally their commitments are for one to two years; and
(iii) additional site and advertiser opportunities are in negotiation. At December 31, 2003, twenty sites in hospitals and neighborhood family care centers are operational. Cost of advertising also remained consistent in 2003 compared to 2002. These costs include the amounts due to the installed locations (as compensation for our use of the facilities where the Sight & Sound system is located) and communication expenses for the Sight & Sound locations. At December 31, 2003, revenue from health care venues was 100% of total advertising revenue as compared to 66% for the same period in 2002.

     Selling, general and administrative expenses in 2003 increased $2.7 million, or 18.2%, to $17.5 million from $14.8 million in 2002 due primarily to a $4.2 million increase in consulting expense from the issuance of options and $0.3 million accrual for asserted minimum royalties due to a licensor. This increase was partially offset by an $0.8 million decrease in legal and patent expenses as a result of finalizing legal matters and a $0.1 million decrease in each of salary and related benefits, corporate and office related expenses relating to a reduced workforce.

     Research and development expenditures in 2003 decreased $1.0 million, or 21.3%, to $3.7 million from $4.7 million in 2002. This decrease was due primarily to: (i) a $0.6 million decrease in prototype parts and product development; and (ii) a $0.4 million decrease in depreciation and amortization. Research and development costs consist primarily of compensation and benefit costs (ranging from 70% to 75% of total), depreciation (approximately 7% of total), parts, and development costs and services of outside firms. Our principal projects during 2003 include development of other components of our Artera Turbo subscription service, ClearSpeech algorithm development and development of safety earmuff (next generation active noise reduction, or ANR, ProActive). The company expects research and development expenditures to continue at similar levels as those experienced during 2003.

     Included in NCT's total costs and expenses were non-cash expenditures including depreciation and amortization of $0.7 million and $1.3 million in 2003 and 2002, respectively, impairment of other intangibles of zero and $2.1 million in 2003 and 2002, respectively, impairment of goodwill of zero and $0.3 million in 2003 and 2002, respectively, realized loss in value of marketable securities deemed other-than-temporary of zero and $0.8 million in 2003 and 2002, respectively, and interest expense of $14.3 million in 2003 and $7.7 million in 2002 due to an increase in debt financing.

     Interest expense was $14.3 million for 2003 compared to $7.7 million for 2002, an increase of $6.6 million, or 85.7%. This increase was due primarily to the increase in debt financing during 2003 and our issuance of warrants in conjunction with the debt. Interest includes $5.3 million of amortization related to discounts, $4.9 million of amortization of beneficial conversion features, $2.9 million of interest expense on debt and $1.1 million of amortization of additional debt discounts.

     NCT had estimated net operating loss carryforwards of $157.5 million, estimated capital loss carryforwards of $3.6 million and research and development credit carryforwards of approximately $2.4 million for federal income tax purposes at December 31, 2003. No tax benefit for these operating losses has been recorded in NCT's financial statements. Our ability to utilize our net operating loss and capital loss carryforwards may be subject to an annual limitation. The limitation of these carryforwards may be triggered by ownership changes, specifically any tax-free reorganization or a change involving a 5% shareholder. Under contractual restrictions, many of the beneficial owners of 5% of NCT common stock are prohibited from holding in excess of 9.99% of our common stock at any given time. Carole Salkind has no such contractual restriction. At her election at any time, she may convert notes issued by NCT and accrued interest thereon into shares of NCT common stock (if sufficient authorized shares are available for such conversion) thereby triggering an ownership change which would result in a limitation of our ability to utilize net operating loss carryforwards.

Year ended December 31, 2002 compared to year ended December 31, 2001.

     Total revenue in 2002 decreased by $3.3 million, or 31.1%, from $10.6 million in 2001 to $7.3 million in 2002 reflecting decreases in each of our revenue sources. Total costs and expenses during the same period decreased by 45.3%, or $39.3 million, primarily due to: (a) $13.8 million reduction in goodwill impairment; (b) $11.6 million reduction in write-downs on investments and repurchased licenses, net; and (c) $6.2 million reduction in other-than-temporary loss in value of available-for-sale securities.

     Technology licensing fees and royalties decreased $1.1 million, or 19.6%, from $5.6 million in 2001 to $4.5 million in 2002. The decrease is primarily attributable to the absence of licensing fees related to Infinite Technology Corporation (ITC) for 2002. Despite repeated attempts to obtain invoices on the development work performed and an accounting of NCT shares sold by ITC, all of which had been sold by the end of March 2002, no such accounting was provided. As such, we recognized no revenue and expense under the ITC arrangement in 2002. However, we believe ITC performed work in 2002 pursuant to the research and development contract (refer to Note 4 - notes to the consolidated financial statements). Our basis for belief that ITC performed development work in 2002 was attributable to the sales by ITC of shares of NCT common stock that we had issued to ITC for the express purpose of funding its development work. Our belief was based upon a phone conversation and no documentation was provided to us, as required by the agreement, to support the assertion that the remaining shares had been sold; consequently, no adjustment has been made to the liability. The nature of the work performed was software engineering to add functionality to the microprocessor chip. Based upon invoices that ITC had provided in 2001, that work was performed in both the United States and Armenia. Our recognition of technology licensing fee revenue for both periods was primarily due to recognition of deferred revenue from NXT and Teltran. During the fourth quarter of 2002, FairPoint agreed to distribute Artera Turbo, which is expected to generate future revenue. Artera Turbo 2.0 became available in October 2002. At December 31, 2002, our deferred revenue related to NXT was $4.8 million. No additional cash will be realized from our NXT deferred revenue.

     Product sales decreased $1.9 million, or 41.3%, from $4.6 million in 2001 to $2.7 million in 2002. The decrease was primarily due to $0.5 million of lower product sales recognized by Pro Tech due to reduced fast-food headset purchases by major distributors and a $1.0 million decrease as a result of the cessation of operations of Artera International in March 2002. Product revenue recognized by Artera International was $0.2 million for the year ended December 31, 2002 and $1.2 million for the same period in 2001. Our principal product customers, Muzak, AM-COM and McDonalds, accounted for $0.8 million of 2002 product sales compared to $0.9 million in 2001. Sales to Muzak and McDonalds consisted of Pro Tech headsets and accessories. Sales to AM-COM consisted of ClearSpeech microphones and accessories used by ham radio operators. In each case, our sales to these customers were less in 2002 compared to 2001 due to a weaker economy. There can be no assurance that our product customers will continue to place orders with us at the same levels as in the prior years. The loss of one or more of these customers, the reduction in orders or increased product returns could adversely affect our operating results.

     Gross profit on product sales, as a percentage of product sales, improved to 52.6% in 2002 from 26.9% for the same period in 2001. Excluding Artera
International's contribution to gross profit, gross profit improved to 55.0% from 26.9%.

     Revenue from advertising decreased $0.2 million, or 66.7%, from $0.3 million in 2001 to $0.1 million in 2002. Advertising revenue is derived from the sale of audio and visual advertising in the Sight & Sound(R) locations. Cost of advertising revenue decreased $0.3 million, or approximately 100%, from $0.3 million in 2001 to less than $0.1 million in 2002. These costs include the amounts due to the installed locations (as compensation for our use of the facilities where the Sight and Sound(R) system is located) and communication expenses for the Sight & Sound(R) locations. These decreases are primarily due to the termination of operations of DMC Cinema in February 2002. Although constrained by our limited cash resources, we anticipate increasing revenue from the Sight & Sound(R) locations in health care venues. At December 31, 2002, revenue from health care venues was 66% of total advertising revenue as compared to zero for the same period in 2001.

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

     Research and development expenditures in 2002 decreased $1.3 million, or 21.7%, to $4.7 million from $6.0 million in 2001. This decrease was due primarily to: (i) a $1.0 million decrease in product development costs related to Infinite Technology Corporation; (ii) a $1.1 million decrease in salary and related benefit costs related to a reduced workforce; and (iii) a $0.3 million decrease in rent related to the closing of our Maryland facility offset by increases in depreciation and amortization ($0.4 million), parts for prototypes ($0.3 million), support for our UK office ($0.2 million) and reduction in costs reclassified as cost of sales ($0.2 million). Research and development costs consist primarily of compensation and benefit costs (ranging from 70% - 75% of total), depreciation (approximately 11% of total), parts, and development costs and services of outside firms. Our principal projects during 2002 include development of other components of our Artera Turbo subscription service, ClearSpeech algorithm development and development of safety earmuff (next generation active noise reduction, or ANR, ProActive). The company expects research and development expenditures to continue at similar levels as those experienced during 2002.

     Included in NCT's total costs and expenses were non-cash expenditures including depreciation and amortization of $1.3 million and $3.0 million in 2002 and 2001, respectively, impairment of other intangibles of $2.1 million and zero in 2002 and 2001, respectively, impairment of goodwill of $0.3 million and $14.1 million (net of reduction in deferred revenue) in 2002 and 2001, respectively, realized loss in value of marketable securities deemed other-than-temporary of $0.8 million and $7.0 in 2002 and 2001, respectively, and interest expense of $7.7 million in 2002 and $6.2 million in 2001 due to an increase in debt financing.

     Interest expense increased by 24.2%, or $1.5 million, to $7.7 million in 2002 from $6.2 million in 2001. The 2002 increase was primarily due to the increase in debt financing during 2002 and our issuance of warrants in conjunction with the debt. Interest includes $2.9 million of amortization related to discounts, $2.3 million of interest expense on debt, $2.3 million of amortization of beneficial conversion features, and $0.1 million of amortization of debt issuance costs.

     NCT had estimated net operating loss carryforwards of $121.0 million, estimated capital loss carryforwards of $2.3 million and research and development credit carryforwards of approximately $2.5 million for federal income tax purposes at December 31, 2002. No tax benefit for these operating losses has been recorded in NCT's financial statements. Our ability to utilize our net operating loss and capital loss carryforwards may be subject to an annual limitation. The limitation of these carryforwards may be triggered by ownership changes, specifically any tax-free reorganization or a change involving a 5% shareholder. Under contractual restrictions, many of the beneficial owners of 5% of NCT common stock are prohibited from holding in excess of 9.99% of our common stock at any given time. Carole Salkind has no such contractual restriction. At her election at any time, she may convert notes issued by NCT and accrued interest thereon into shares of NCT common stock thereby triggering an ownership change which would result in a limitation of our ability to utilize net operating loss carryforwards.

     Liquidity and Capital Resources

     Please refer to "Going Concern Risks" above for a description of uncertainties that raise substantial doubt at December 31, 2003 about NCT's ability to continue as a going concern. We believe our internally generated resources are insufficient to meet our short-term and long-term requirements. Refer to the table and discussion below under the subheading "Contractual Obligations." NCT has experienced substantial losses from operations since its inception, which have been recurring and amounted to $289.9 million on a cumulative basis through December 31, 2003. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

     o    the sale of our and our subsidiaries' common stock;
     o the sale of our and our subsidiaries' preferred stock convertible into common stock;
     o    issuance of our and our subsidiaries' convertible debt;
     o    technology licensing fees and royalties;
     o    product sales;
     o    advertising revenue; and
     o    engineering and development services.

     We  recently  entered  into  financing   transactions   because  internally
generated   funding  sources  were  insufficient  to  maintain  our  operations, including:

     o    NCT Convertible Notes Issued to Carole Salkind
     o    Other Debt Financings

     In 2003, we have been primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Carole Salkind will continue to provide funds to NCT. Our belief that funding from her will continue is based primarily upon her continued funding of NCT during 2002 and 2003 despite NCT's failure to repay her notes as the notes matured. Commencing January 2001, upon the maturity of Ms. Salkind's initial note to NCT dated January 1999, NCT has established a history of defaulting on the repayment of obligations owed to Carole Salkind as such obligations become due. Ms. Salkind has allowed NCT to roll over maturing note principal, along with accrued interest (including interest at the default rate of 13% for the period after maturity until settlement) and a default penalty (10% of the principal amount in default), into new notes that generally mature upon demand or from six months to one year from the date of the rolled-over note. In addition to the financing provided by rolling over maturing notes, Ms. Salkind has continued to provide NCT with new funds. However, NCT has no legally binding assurance that Ms. Salkind will continue funding NCT in the near-term or that the amount, timing and duration of funding from her will be adequate to sustain our business operations.

     At December 31, 2003, NCT's cash and cash equivalents aggregated $1.0 million. NCT's working capital deficit was $60.8 million at December 31, 2003, compared to a deficit of $51.4 million at December 31, 2002, a $9.4 million increase in the working capital deficit. Current liabilities increased primarily due to the net increase of related party convertible notes of approximately $14.4 million (net of discounts) partially offset by the decrease in accrued non-registration fees of $3.9 million.

     NCT is in default of an aggregate of $6.7 million of its indebtedness at December 31, 2003 comprised of $3.2 million of notes payable and $3.5 million of convertible notes (refer to Notes 11 and 12 - notes to the consolidated financial statements). Of such defaults, $5.7 million is attributable to our failure to repay indebtedness upon maturity and $1.0 million is attributable to a cross-default provision. The following table summarizes our indebtedness in default at December 31, 2003.


(In millions)

                                                           New              Defaults
                                 Indebtedness           Defaults             Cured           Indebtedness
                                  In Default             during              during           In Default
Notes Payable:                     12/31/02            the Period          the Period          12/31/03
                               -----------------     ---------------    ----------------   -----------------
Obligation to prior owner
  of Web Factory                     $      2.4 (a)      $      0.3 (d)    $          -        $        2.7 (a)
Top Source Automotive                       0.2 (a)               -                (0.2)                  -
Former Employees / Other                    0.3 (a)             0.4                (0.2)                0.5 (a)
                               -----------------     ---------------    ----------------   -----------------
  Subtotal                           $      2.9          $      0.7        $       (0.4)       $        3.2
                               -----------------     ---------------    ----------------   -----------------

Convertible Notes:
Carole Salkind Notes                 $      2.9 (b)      $     21.0        $      (23.9)       $          -
6% Notes                                    4.2 (a)               -                (1.7)                2.5 (a)
8% Notes                                    1.0 (c)               -                   -                 1.0 (c)
                               -----------------     ---------------    ----------------   -----------------
  Subtotal                           $      8.1          $     21.0        $      (25.6)       $        3.5
                               -----------------     ---------------    ----------------   -----------------
Grand Total                          $     11.0          $     21.7        $      (26.0)       $        6.7
                               =================     ===============    ================   =================



        Footnotes:
        ----------
          (a)  Default due to nonpayment.
          (b) Default due to judgment against us in excess of amounts permitted under the notes.
          (c)  Default due to cross-default  provision  (default on other debt).
               (d) Foreign exchange rate fluctuations.

     Net cash used in operating activities for the year ended December 31, 2003 was $10.3 million primarily due to funding the 2003 net loss, as adjusted to reconcile to net cash. The operating cash flow characteristics of our technology licensing efforts include the following:

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

     Our deferred revenue balance at December 31, 2003 was $3.3 million, $2.7 million of which was attributed to NXT. We do not expect to realize any cash from our deferred revenue balance. Our NXT deferred revenue balance originated at the value of the securities received from our licensee, not all of which was realized in cash because the value of the securities declined before we sold them. We recorded $8.6 million of net deferred revenue upon the receipt of shares of NXT in connection with the March 2001 NXT agreements ; such revenue is being recognized over four years. We sold all of the NXT shares in 2001 for approximately $6.9 million resulting in a loss of $2.3 million. The net proceeds were used in accordance with our NXT agreements. As such, no additional cash is expected from our NXT deferred revenue balance. From time to time, our deferred revenue balances originate at the value of securities received from our licensees, which would not be realized in cash if the value of the underlying securities declines before we sell such securities.

     Net cash used in investing activities was $0.2 million December 31, 2003 due to purchases of capital equipment primarily by Artera Group as it expands the Artera Turbo data centers in anticipation of future growth.

     Net cash provided by financing activities was $10.7 million for the year ended December 31, 2003 and was primarily due to the issuance and sale of related party convertible notes.

     At December 31, 2003, the aggregate face value of NCT's outstanding debt was $41.4 million, presented on the balance sheet net of discounts of approximately $5.2 million ($36.2 million, net of discounts). Of the total debt, $35.5 million, net of discounts, is short-term. Presently, we do not have sufficient internally generated funds to provide for short-term or long-term debt service. Please see further discussion below under the subheading "Contractual Obligations."

     At December 31, 2003, the company's short-term debt was $35.5 million, (principally comprised of $32.1 million of face value of outstanding convertible notes, net and $3.4 million of outstanding notes payable), shown net of discounts of approximately $5.2 million on the consolidated balance sheet, compared to $22.0 million of short-term debt (presented net of $4.1 million of discounts) at December 31, 2002. The cash proceeds from debt issued in 2003 were primarily used for general corporate purposes. The increase in short-term debt at December 31, 2003 compared to December 31, 2002 was primarily attributable to issuance of debt to Carole Salkind. During the year ended December 31, 2003, NCT issued an aggregate of approximately $41.7 million of convertible notes to Carole Salkind as consideration for approximately $10.4 million of cash and the rollover of approximately $23.9 million of principal in default on matured convertible notes (includes all of the notes outstanding at December 2002), approximately $2.4 million of default penalties (10% of the principal amount in default), approximately $1.9 million of interest and approximately $3.1 million for convertible notes consolidated in advance of maturity (along with accrued interest and additional consideration).

     As described above, as of December 31, 2003, we are in default (primarily from non-payment) on $6.7 million of our indebtedness, including $3.2 million of notes payable and $3.5 million of convertible notes.

     NCT believes that the level of financial resources available to it is critical to its ability to continue as a going concern. From time to time, NCT may need to raise additional capital through equity or debt financing in order to sustain its operations or capitalize upon business opportunities and market conditions. NCT expects that from time to time its outstanding short-term debt may be replaced with new short or long-term borrowings. Although we believe that we can continue to access the capital markets in 2003 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by:

o    the liquidity of our common stock on the open market;
o    our current level of short-term debt; and
o    our credit ratings.

     In addition, many of the factors that affect NCT's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of NCT's control. There can be no assurance that NCT will continue to have access to the capital markets on favorable terms. In addition, the company's subsidiaries are not at a stage where they may separately be able to obtain financing or other funding based upon their lack of or limited performance history and borrowing base assets.

     We intend to use the July 2002 private equity credit agreement (or its replacement private equity credit agreement) for cash as soon as the contractual conditions for doing so are satisfied. However, the 2002 equity credit line may not be a reliable source of new cash capital for NCT. In order for us to have the right to make puts of our common stock to draw capital, those shares of our common stock must be authorized and available for issuance and registered for resale with the SEC. Completion of the registration process may require an extensive amount of time and the speed at which a registration statement is declared effective by the SEC is not completely within NCT's control. If the registration statement covering the shares underlying the private equity credit agreement is not declared effective within 120 days from the date it is filed, or if any blackout period, as defined, exceeds 30 days, Crammer Road may terminate its investment obligation under the 2002 private equity credit agreement. Further, NCT must maintain an active trading market able to absorb large quantities of traded shares of our common stock. If the market for our common stock has an insufficient volume of shares traded, large quantities of shares of our common stock sold by Crammer Road to satisfy our puts may drive down the price of our common stock due to lack of demand for those shares. The issuance of our common stock at a price discounted 10% from the market price may depress our stock price and dilute the investment of holders of our common stock. Further, the terms of our private equity credit agreement do not prohibit selling short. A short sale is the sale of securities that are not owned by the seller (typically borrowed from a broker-dealer or institutional investor) but are promised to be delivered by the seller to the lender (selling first and buying later). The seller plans to buy the securities, which he will then turn around and sell, at a price that he hopes will be declining so that the price he pays will be less than the price for which he sells them. Our common stockholders may be exposed to market price risks from potential low-risk short selling strategies by Crammer Road. Since the put into our common stock is 90% of the average of the lowest closing bid price for any three trading days during the 10 trading days immediately following the put date, our common stock could be sold short in an effort to drive down the price of the common stock by creating an imbalance of sell-side interest. Such a strategy is low risk to Crammer Road due to the discount represented by the put price that provides a hedge against price increases.

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

Capital Expenditures

     NCT intends to continue  its  business  strategy  of working  with  supply,
manufacturing,   distribution  and  marketing   partners  to  commercialize  its
technology. The benefits of this strategy include:

o dependable sources of electronic and other components, which leverages on their purchasing power, provides important cost savings and accesses the most advanced technologies;
o utilization of the manufacturing capacity of our business partners, enabling us to integrate our technology into products with limited capital investment; and
o access to well-established channels of distribution and marketing capability of leaders in several market segments.

     At December 31, 2003, we have 33 of the approximately 400 Barnes & Noble College Bookstores operating our Sight & Sound(R) system, and as negotiated and as our capital resources allow, may install the Sight & Sound(R) system in additional stores. Our average cost for outfitting a store is approximately $18,000. We have not identified the source of funding to proceed with such installations. We have no assurance that sufficient capital will become available. Other than this, there were no material commitments for capital expenditures as of December 31, 2003 and no material commitments are anticipated in the near future.

Contractual Obligations

     The impact that our contractual obligations as of December 31, 2003 are expected to have on our liquidity and cash flow in future periods is as follows:




(In thousands of dollars)
                                                                    Payments Due by Period
                             ----------------------------------------------------------------------------------------
                                 Total        Less than 1 Year    1 - 3 Years       3 - 5 Years     More than 5 Years
                             ---------------  ----------------  ----------------  ---------------  ------------------
Convertible Notes Payable       $ 37,949         $ 37,274           $    675          $     -            $      -
Notes Payable                      3,403            3,403                  -                -                   -
Leases                             2,888              590              1,467              738                  93
Purchase Obligations                   -                -                  -                -                   -
Other Long-Term Liabilites             -                -                  -                -                   -
                             ---------------  ----------------  ----------------  ---------------  ------------------
     Total                      $ 44,240         $ 41,267           $  2,142          $   738            $      93
                             ===============  ================  ================  ===============  ==================


     We  believe  that  our   internally   generated   resources  are  presently
insufficient to meet our short-term or long-term financing obligations as they become due. As outlined above, we have been borrowing funds from Carole

Salkind to sustain our operations. Of the total obligations outlined in the table above, approximately 93% will become due before December 31, 2004. We anticipate that Carole Salkind may continue to extend us financing and allow us to roll over convertible notes due her as those notes mature. However, NCT has no legally binding assurance that Ms. Salkind will continue funding NCT in the near-term or that the amount, timing and duration of funding from her will be adequate to sustain our business operations. We also anticipate that other note holders will convert into or exchange for shares of our common stock once those underlying shares are authorized. We have no assurance that our shareholders will approve an adequate increase in the number of our authorized shares.

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any material unconsolidated transactions.

Indemnifications

     We enter into contractual arrangements under which we may agree to indemnify the third party to such arrangement from any losses incurred relating to the services they perform on behalf of NCT or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments made related to these indemnifications have been immaterial.

     From time to time, NCT has agreed to indemnify its directors and officers for liabilities that may arise against them from legal actions. For additional information, see the section below called "Certain Relationships and Related Transactions" under the subheading Indemnification of Management.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of the independent auditors Eisner LLP and the financial statements and accompanying notes are filed as part of this Annual Report on Form 10-K. Please refer to the index on page 98.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 12, 2002, NCT notified its principal independent accountant, Goldstein Golub Kessler LLP (GGK), that the auditing services of GGK would no longer be required. GGK's dismissal was approved by NCT's Board of Directors. GGK originally was selected as NCT's independent accountant in July 2000 to audit NCT's consolidated financial statements as of and for the year ended December 31, 2000.

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

     On  February  12,  2002,  NCT  engaged  the  accounting  firm of Eisner LLP
(formerly Richard A. Eisner & Company, LLP) (Eisner) as its principal independent accountant to audit the consolidated financial statements of NCT for the fiscal year ending December 31, 2001. The engagement was authorized by NCT's Board of Directors. During the fiscal year ended December 31, 2001, and the subsequent period to February 12, 2002, neither NCT nor any person on NCT's behalf consulted Eisner regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on NCT's consolidated financial statements, except for consultations regarding NCT's responses to comments from the Securities and Exchange Commission with respect to the December 31, 1999 financial statements audited by Eisner included in prior filings with the Securities and Exchange Commission.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     NCT's principal executive officer and its principal financial officer, based on their evaluation of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that the company's disclosure controls and procedures are effective for ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal controls

     There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF NCT

     The following table sets forth the names, ages, positions and the offices held by each of the executive officers and directors of NCT as of March 17, 2004.

  Name                          Age      Positions and Offices
  ----                          ---      ---------------------
  Michael J. Parrella           56       Chairman of the Board of Directors and
                                         Chief Executive Officer
  John J. McCloy II             66       Director
  Samuel A. Oolie               67       Director
  Irene Lebovics                50       Director, President
  Cy E. Hammond                 49       Director, Senior Vice President,
                                         Chief Financial Officer,
                                         Treasurer and Assistant Secretary
  Jonathan M. Charry, Ph.D.     55       Senior Vice President, Corporate
                                         Development
  R. Wayne Darville             51       Chief Operating Officer of Artera
                                         Group, Inc.
  Irving M. Lebovics            52       Senior Vice President, Global Sales
  Mark Melnick                  45       Vice President, General Counsel and
                                         Secretary

     No family relationships exist among any of the company's executive officers or directors, except that Irving Lebovics, Senior Vice President, Global Sales, is the spouse of Irene Lebovics, a director of NCT and its President.

     Michael J. Parrella currently serves as Chief Executive Officer and Chairman of the Board of Directors of NCT. Mr. Parrella was elected Chairman of the Board of Directors of NCT on April 21, 2000, on which date he relinquished the position of President. From August 1995 to April 21, 2000, Mr. Parrella served as NCT's President and Chief Executive Officer. From November 1994 to July 1995, Mr. Parrella served as Executive Vice President of NCT. Prior to that, from February 1988 until November 1994, he served as President and Chief Operating Officer of NCT. He initially became a director in 1986 after evaluating the application potential of NCT's noise cancellation technology. At that time, he formed an investment group to acquire control of the Board of Directors and to raise new capital to restructure NCT and its research and development efforts. Mr. Parrella also serves as Chief Executive Officer and Chairman of the Board of Directors of Artera Group, Inc., a subsidiary of NCT, positions he has held since the formation of Artera. Mr. Parrella serves as Chief Executive Officer and Acting President of NCT Audio Products, Inc., a subsidiary of NCT, a position to which he was elected on September 4, 1997. He became a director of NCT Audio Products, Inc. on August 25, 1998. On January 5, 2001, Mr. Parrella was elected Acting Chief Executive Officer of Advancel Logic Corporation, a subsidiary of NCT. Mr. Parrella is a director of Advancel Logic Corporation, serves as Chairman of the Board of Distributed Media Corporation, a subsidiary of NCT, and serves as Chairman of the Board of NCT Hearing Products, Inc., a subsidiary of NCT. Mr. Parrella became a director of NCT subsidiaries acquired in 2000, including Midcore Software, Inc. and Pro Tech Communications, Inc. In 2000 and 2001, he became a director of NCT subsidiaries formed in 2000 and 2001, including DMC Cinema, Inc., NCT Video Displays, Inc., DMC New York, Inc., ConnectClearly.com, Inc., DMC HealthMedia Inc., Artera Group, Inc., Distributed Media Corporation International Limited and Artera Group International Limited.

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

     Cy E. Hammond currently serves as a director and Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of NCT. On March 17, 2004, Mr. Hammond became a director of NCT. He joined NCT as Controller in January 1990 and was appointed a Vice President in February 1994. On September 4, 1997, Mr. Hammond was elected to serve as Acting Chief Financial Officer and Treasurer of NCT Audio Products, Inc. On January 5, 2000, he was elected to serve as Acting Chief Financial Officer, Treasurer and Assistant Secretary for Advancel Logic Corporation. On August 20, 2002, Mr. Hammond was elected to serve as President and Treasurer of DMC New York, Inc. He also serves as Treasurer for the following NCT subsidiaries: Artera Group, Inc., Chaplin Patents Holding Company, Inc., Distributed Media Corporation, DMC HealthMedia Inc., Midcore Software, Inc., NCT Far East, Inc., NCT Hearing Products, Inc., NCT Muffler, Inc. and NCT Video Displays, Inc. During 1989, he was Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer. Prior to 1989 and from 1973, Mr. Hammond served in several senior finance positions at the Research Division of W.R. Grace & Co., the last of which included management of the division's worldwide financial operations. Mr. Hammond also serves as director of various NCT subsidiaries, as follows: Artera Group, Inc., ConnectClearly.com, Inc., DMC Cinema, Inc., DMC New York, Inc., NCT Video Displays, Inc., Pro Tech Communications, Inc., Artera Group International Limited and Noise Cancellation Technologies (Europe) Ltd.

     Jonathan M. Charry, Ph.D. currently serves as Senior Vice President of Corporate Development, a position he has held since January 2000. Dr. Charry was Chairman and Chief Executive Officer of Digital Power Networks, Inc. from 1992 to 1999 and Chairman and Chief Executive Officer of Environmental Research Information, Inc. from 1984 to 1992. He has held appointments as a Rockefeller Foundation Fellow and Assistant Professor at the Rockefeller University, Adjunct Professor in Applied Social Psychology at New York University, and Senior Research Scientist at the New York Institute of Basic Research. He is a member of the American Psychological Association, The Rockefeller University Chapter of Sigma Xi, the American Association for the Advancement of Science, and the New York Academy of Sciences. Dr. Charry currently serves as a director of ConnectClearly.com, Inc.

     R. Wayne Darville currently serves as Chief Operating Officer of Artera Group, Inc., a subsidiary of NCT Group, Inc., and has held this position since August 15, 2002. Prior to that and from May 1, 2002, he served as Chief Information Officer of Artera Group, Inc. From March 1, 1999 to January 1, 2002, Mr. Darville was Vice President of Technology and Information Systems, and acted as Vice President of Networks, of Interoute Telecommunications, Inc. From September 1, 1995 to February 28, 1999, he was Vice President of Westinghouse Communications, overseeing operations and security of that company's international networks. From August 1, 1989 to August 31, 1995, he was General Manager of CC&S Services, Inc., a subsidiary of Frontier Communications (MI), where he directed the creation of data centers serving information technology systems for incumbent local exchange carriers.

     Irving M. Lebovics currently serves as Senior Vice President, Global Sales, of NCT. He joined NCT in February 1998 as Vice President, Worldwide Sales. From January 1996 to February 1998, Mr. Lebovics was a principal of Enhanced Signal Processing, which exclusively sold NCT's technologies to large original equipment manufacturers. From 1993 to 1996, Mr. Lebovics served as Vice
President of Sales for Kasten Chase Applied Research, a wide area network hardware and software provider to companies such as Dow Jones and the Paris and Madrid stock exchanges. From 1985 to 1993, Mr. Lebovics served as Vice President of Sales for Relay Communications, a provider of PC-to-mainframe communications software and Microcom, Inc. (which acquired Relay Communications), a leading provider of modems and local area network equipment including bridges and routers. Irving M. Lebovics is the spouse of Irene Lebovics, a director of NCT and its President.

     Mark Melnick currently serves as Vice President, General Counsel and Secretary of NCT Group, Inc., positions he has held since September 2001. He also serves as Secretary of Distributed Media Corporation, DMC Cinema, Inc., DMC HealthMedia Inc., NCT Audio Products, Inc., NCT Hearing Products, Inc., NCT Medical Systems, Inc., ConnectClearly.com, Inc., Midcore Software, Inc., Artera Group, Inc., Advancel Logic Corporation, NCT Muffler, Inc., Chaplin Patents Holding Company, Inc., NCT Far East, Inc. and NCT Video Displays, Inc. Effective January 1, 2002, Mr. Melnick was elected Secretary of Pro Tech Communications, Inc. From 1989 to 2000, Mr. Melnick was Counsel, Senior Counsel and then Assistant General Counsel of CBS Cable and its predecessor-in-interest Group W Satellite Communications (a division of Westinghouse Broadcasting Co.), in the cable television field. From 1984 to 1988, he was an associate at the law firm of Stults & Marshall (now known as Balber Pickard Battistoni Maldonado & Van Der Tuin, PC) in New York, NY. From 1982 to 1984, he was an associate at the law firm of Seyfarth, Shaw, Fairweather & Geraldson (now known as Seyfarth Shaw LLP) in New York, NY.

Committees of the Board of Directors

     Our Board of Directors has established a Compensation Committee and an Audit Committee.

     The Compensation Committee reviews and determines the compensation policies, programs and procedures of the company as they relate to NCT's senior management. The Compensation Committee is presently comprised of Messrs. McCloy and Oolie and held one meeting during the fiscal year ended December 31, 2003. The Compensation Committee provides for the administration of stock option plans and addresses matters relating to the grant of warrants or options to acquire shares of the company's common stock and other securities.

     The Audit Committee is responsible for the review of the activities of the company's independent accountants and for other aspects of the company's financial reporting. The Audit Committee is composed of Messrs. McCloy and Oolie and held six meetings during the fiscal year ended December 31, 2003. Effective April 25, 2001, the Board of Directors adopted a written charter for the Audit Committee. In addition, the Board of Directors determined that all of the Audit Committee members are independent and that John McCloy is an audit committee financial expert.

Code of Ethics

     NCT has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to our Chief Executive Officer (or those performing similar functions) as well as any and all senior financial officers (including our Chief Financial Officer). The Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K for the year ended December 31, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, NCT's securities with the Securities and Exchange Commission. Such directors, executive officers and shareholders are also required to furnish the company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us, and written representations from certain reporting persons, NCT believes that all filing requirements applicable to its directors, executive officers and 10% shareholders were complied with during the fiscal year ended December 31, 2003, except for: (a) a grant of options made on September 10, 2003 under the 2001 Plan to each of the following directors and executive officers: Messrs. Parrella, McCloy, Oolie, Hammond, Charry, Lebovics and Melnick and Ms. Lebovics were not timely reported on Form 4 (these eight Form 4s were filed late); (b) a grant of options to Mr. Darville made on September 10, 2003 under the 2001 Plan was not reported on Form 4 nor did Mr. Darville timely file his initial ownership information on Form 3 (Mr. Darville subsequently filed a Form 5 for 2003 that was not timely filed);
(c) Acme Associates, Inc. did not timely file Form 4s upon grants of options to acquire shares of NCT common stock (two transactions prior to becoming a group filer with Carole Salkind), but filed late Form 4s covering these transactions; and (d) Carole Salkind did not timely file Form 4 reports during 2003 for convertible note, warrant and option transactions (total of 91 transactions during 2003) but filed late Form 4s covering 71 transactions (a group filing with Acme Associates, Inc.) and subsequently filed the remaining 2003 transactions on a Form 5 which was not timely filed (a group filing with Acme Associates, Inc.).

ITEM 11. EXECUTIVE COMPENSATION

     Set forth below is information for the three fiscal years ended December 31, 2003, 2002 and 2001 relating to compensation received by: (1) NCT's Chief Executive Officer; and (2) the other four most highly compensated executive officers of NCT whose total annual salary and bonus for the fiscal year ended December 31, 2003 exceeded $100,000 (collectively the "Named Executive Officers").



                                                                   Summary Compensation Table
                                                                                                   Securities
                                                                                                   Underlying            All
    Name and Principal                                                      Other Annual        Options/Warrants        Other
        Position               Year     Salary ($)       Bonus ($)        Compensation ($)(a)       SARs (#)        Compensation ($)
----------------------------  -----    -----------    ---------------     -------------------   ----------------    ----------------

Michael J. Parrella           2003      $ 320,016      $  433,412  (b)          $  20,688          9,260,000  (e)      $       -
   Chief Executive            2002        320,016         136,473  (c)             20,688         14,000,000  (f)              -
   Officer and Chairman       2001        320,016         299,142  (d)             20,688          5,324,505  (g)              -
   of the Board

Irene Lebovics                2003        200,000         143,526  (b)             12,000          4,000,000  (e)              -
   President and              2002        200,000          45,036  (c)             12,000          2,350,000  (f)              -
   Director                   2001        200,000          98,717  (d)             12,000            800,000  (h)              -

Cy E. Hammond                 2003        180,000         216,706  (b)             12,000          3,600,000  (e)              -
   Senior Vice President,     2002        180,000          68,237  (c)             12,000          1,950,000  (f)              -
   Chief Financial Officer    2001        180,000         149,571  (d)             12,000            760,000  (i)              -
   and Treasurer

Jonathan M. Charry            2003        200,000               -                       -            800,000  (e)              -
   Senior Vice President,     2002        200,000               -                       -          1,175,000  (f)              -
   Corporate Development      2001        200,000          56,170  (d)                  -            400,000                   -

R. Wayne Darville (j)         2003        200,000               -                       -            680,000  (e)              -
   Chief Operating Officer    2002        118,750               -                       -            460,000  (f)              -
   Artera Group, Inc.


Footnotes:
---------
(a) Other annual compensation is comprised of automotive lease payments or automotive allowances paid to the Named Executive Officers.

(b) Bonus amounts accrued and unpaid as of December 31, 2003 and the years in which the amounts were earned are as follows:



                                        Amounts Accrued and Unpaid at December 31, 2003
                                                          Relating To:
                          --------------------------------------------------------------------------
                               2001                2002               2003                Total
                          ----------------    ---------------    ---------------    ----------------
Michael J. Parrella       $      61,597       $    136,473       $   433,412        $    631,482
Irene Lebovics                        -                  -           108,434             108,434
Cy E. Hammond                         -                  -           162,741             162,741
Jonathan M. Charry               24,000                  -                 -              24,000
                          ----------------    ---------------    ---------------    ----------------
                          $      85,597       $    136,473       $   704,587        $    926,657
                          ================    ===============    ===============    ================


(c) Bonus amounts accrued and unpaid as of December 31, 2002 and the years in which the amounts were earned are as follows:


                             Amounts Accrued and Unpaid at December 31, 2002
                                                 Relating To:
                          ------------------------------------------------------
                               2001                2002              Total
                          ----------------    ---------------    ---------------
Michael J. Parrella       $      61,597       $   136,473        $   198,070
Irene Lebovics                        -            38,908             38,908
Cy E. Hammond                     5,298            68,237             73,535
Jonathan M. Charry               24,000                 -             24,000
                          ----------------    ---------------    ---------------
                          $      90,895       $   243,618        $   334,513
                          ================    ===============    ===============

(d) Bonus amounts accrued and unpaid as of December 31, 2001 were attributable to amounts earned in 2001, as follows:

     Michael J. Parrella          $    61,597
     Irene Lebovics                    20,327
     Cy E. Hammond                     30,798
     Jonathan M. Charry                24,000
                                 --------------
                                  $   136,722
                                 ==============

(e) Current year options are comprised of one grant for each of the Named Executive Officers. Please refer to the table "Options and Warrants Granted in 2003." The options granted to the Named Executive Officers were granted subject to approval by NCT shareholders of a sufficient increase in (1) the authorized shares of common stock and (2) the authorized number of shares under the 2001 Plan. At the time of such shareholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of option shares involved. If the increase is not approved, granted options would be reduced pro rata for the excess unauthorized shares.

(f) 2002 options are comprised of two grants for each of the Named Executive Officers granted subject to approval by NCT shareholders of a sufficient increase in (1) the authorized shares of common stock and (2) the authorized number of shares under the 2001 Plan. At the time of such shareholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of option shares involved. If the increase is not approved, granted options would be reduced pro rata for the excess unauthorized shares.

(g) Includes 2,824,505 shares that remained an obligation of NCT from a grant in 2000. Due to an insufficient number of shares available under the 1992 Plan in 2000, the Board of Directors reduced a grant made in December 2000 to Mr. Parrella to acquire 6,000,000 shares of common stock by 2,824,505 shares but remained obligated to provide such grant.

(h) Includes 50,000 shares under a replacement grant of an option that expired in 2001. The expiration date of the new grant is February 11, 2004, and the exercise price is $0.75, the exercise price of the expired option.

(i) Includes 10,000 shares under a replacement grant of an option that expired in 2001. The expiration date of the new grant is February 11, 2004, and the exercise price is $0.75, the exercise of the expired option.

(j) Mr. Darville was hired as Chief Information Officer of Artera Group, Inc. effective May 1, 2002. He was promoted to Chief Operating Officer of Artera on August 15, 2002. The 2002 salary amount reflects his compensation from his date of hire. In accordance with his letter of employment, Mr. Darville's compensation was established with a base salary of $150,000 per annum and a bonus of up to 25% of his base salary. Upon his hire, Mr. Darville was granted an initial stock option to acquire 430,000 shares at an exercise price of $0.081 per share. Since August 15, 2002, Mr. Darville has received a salary of $200,000 per annum.

                      Options and Warrants Granted in 2003

     The following table summarizes the Named Executive Officers' stock option and warrant activity during 2003:



                                                                                     Potential Realized Value
                         Shares          Percent of                                     at Assumed Annual
                       Underlying      Total Options                                   Rates of Stock Price
                        Options         And Warrants                                  Appreciation for Option
                          And            Granted to      Exercise                       and Warrant Term (b)
                        Warrants          Employees        Price     Expiration    -------------------------------
       Name             Granted          in 2003 (a)     Per Share      Date              5%              10%
--------------------   ---------       ---------------  -----------  -----------   --------------   --------------
Michael J. Parrella    9,260,000  (c)           39.3%       $ 0.054    09/10/10       $ 203,566        $ 474,396

Irene Lebovics         4,000,000  (d)           17.0%         0.054    09/10/10          87,934          204,923

Cy E. Hammond          3,600,000  (d)           15.3%         0.054    09/10/10          79,140          184,431

Jonathan M. Charry       800,000  (d)            3.4%         0.054    09/10/10          17,587           40,985

R. Wayne Darville        800,000  (d)            3.4%         0.054    09/10/10          17,587           40,985


Footnotes:
----------
(a) Percentages for the grants listed above are based upon the aggregate total granted in 2003 under the 2001 Plan less amounts granted to consultants and non-employee directors (i.e., Messrs. McCloy and Oolie). These options are subject to shareholder approval of a sufficient increase in (1) the authorized shares of common stock and (2) the authorized number of shares under the 2001 Plan.

(b) The dollar amounts in these columns are the result of calculations of the respective exercise prices at the assumed 5% and 10% rates of appreciation compounded annually through the applicable expiration dates. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance of NCT's common stock and overall market conditions.

(c) These options were granted under the 2001 Plan with an exercise price of $0.054 per share, a value that was equal to the fair market value of NCT's common stock on the date of grant. These options are subject to shareholder approval of a sufficient increase in (1) the authorized shares of common stock and (2) the authorized number of shares under the 2001 Plan. These options vest as follows: as to 50%, date of grant; balance prior to the closing of any one of the following: (1) third party acquires the right to a 10% equity interest in NCT Group, Inc.; (2) third party acquires the right to a 10% equity interest in NCT's subsidiary, Artera Group, Inc.; (3) third party licenses NCT or subsidiary's intellectual property or commits to distribute products for $15 million in aggregate license fee or minimum royalties. In any event, all options vest three years from date of grant. The vesting requirement under all options granted prior to October 25, 2002 was accelerated to 100% vested as of October 25, 2002 and the vesting requirement under all options granted on October 25, 2002 was accelerated to 100% vested as of September 10, 2003.

(d) Options to acquire these shares were granted pursuant to the 2001 Plan with an exercise price of $0.054 per share, a value that was equal to the fair market value of NCT's common stock on the date of grant. These options are subject to shareholder approval of a sufficient increase in (1) the authorized shares of common stock and (2) the authorized number of shares under the 2001 Plan. These options vest as follows: 40% on the date of grant (September 10, 2003) and 30% on each of the first and second anniversaries of the date of grant. The vesting requirement under all options granted prior to October 25, 2002 was accelerated to 100% vested as of October 25, 2002 and the vesting requirement under all options granted on October 25, 2002 was accelerated to 100% vested as of September 10, 2003.

                2003 Aggregated Option and Warrant Exercises and
                   December 31, 2003 Option and Warrant Values

     The following table sets forth information with respect to the exercise of options and warrants to purchase common stock during the fiscal year ended December 31, 2003, and the unexercised options and warrants held and the value thereof at that date, by each of the Named Executive Officers.


                                                               Number of Shares
                                                                   Underlying                   Value of Unexercised
                           Number of                           Unexercised Options              In-the-Money Options
                            Shares                              and Warrants at                     And Warrants at
                           Acquired                            December 31, 2003                   December 31, 2003
                              On           Value      --------------------------------------  -----------------------------
       Name               Exercise (#)    Realized    Exercisable (#)      Unexercisable (#)   Exercisable    Unexercisable
--------------------     -------------   -----------  ---------------      -----------------  -------------   -------------

Michael J. Parrella                -       $      -       47,056,634            4,630,000        $      -        $     -

Irene Lebovics                     -              -        8,243,323            2,400,000               -              -

Cy E. Hammond                      -              -        5,439,024            2,160,000               -              -

Jonathan M. Charry                 -              -        3,273,049              480,000               -              -

R. Wayne Darville                  -              -        1,000,000              480,000               -              -


Compensation of Directors

     None of our directors received fees, as such, for his or her services as a director during 2003. Mr. Parrella and Ms. Lebovics received salaries and earned bonuses in 2003 from NCT. See above at "Executive Compensation and Summary Compensation Table" and below at "Compensation Arrangements with Certain Officers and Directors."

     During 2003, each director was granted options to acquire shares of NCT's common stock under the 2001 Plan. The options were granted subject to approval by NCT shareholders of a sufficient increase in (1) the authorized shares of common stock and (2) the authorized number of shares under the 2001 Plan. The shares of common stock underlying options granted in 2003 under the 2001 Plan were 1,350,000 for each of Messrs. McCloy and Oolie, 9,260,000 for Mr. Parrella and 4,000,000 for Ms. Lebovics. The options expire seven years from the dates of grant. The exercise price was $0.054 per share, a value equal to the fair market value of NCT's common stock on the date of grant. The vesting schedules for the directors, other than Ms. Lebovics, are as follows: 50% vest on the date of grant (September 10, 2003); balance prior to the closing of any one of the following: (1) third party acquires the right to a 10% equity interest in NCT Group, Inc.; (2) third party acquires the right to a 10% equity interest in NCT's subsidiary, Artera Group, Inc.; (3) third party licenses NCT or subsidiary's intellectual property or commits to distribute products for $15 million in aggregate license fee or minimum royalties. In any event, all options vest three years from date of grant. The vesting terms of Ms. Lebovics' 2003 grant is outlined above in footnotes to the table, "Options and Warrants Granted in 2003." The vesting requirement under all options granted prior to October 25, 2002 was accelerated to 100% vested as of October 25, 2002 and the vesting requirement under all options granted on October 25, 2002 was accelerated to 100% vested as of September 10, 2003.

Compensation Arrangements with Certain Officers and Directors

         Certain of NCT's executive officers, including two who serve as directors of NCT, are eligible for an incentive bonus consisting of a cash override on the value derived by NCT and its subsidiaries, in cash or otherwise, upon the execution of transactions with unaffiliated parties. Cash override refers to NCT's payment in cash to certain participants of amounts that represent a percentage of the value of the transactions consummated by NCT and its subsidiaries. The participants included in this arrangement, the effective date participation began and the percentage cash overrides are as follows:

        Participant           Date Participation Commenced         Percent
 ------------------------    -------------------------------     -----------
   Michael J. Parrella              February 1, 1996                1.00%
   Irene Lebovics                    January 1, 2001                0.33%
   Cy E. Hammond                    September 4, 1997               0.50%

     Jonathan Charry, Ph.D., NCT's Senior Vice President, Corporate Development, receives an annual base salary of $150,000 and a $50,000 per annum guaranteed draw against future commissions. Dr. Charry also has an incentive bonus arrangement based on performance milestones and cash overrides on specified financings and licensing or strategic alliance agreements.

     Effective May 1, 2002, NCT hired R. Wayne Darville as its Chief Information Officer of Artera Group, Inc. He was promoted to Chief Operating Officer of Artera on August 15, 2002. In accordance with his letter of employment, Mr. Darville's compensation was established with a base salary of $150,000 per annum and a bonus of up to 25% of his base salary. Since August 15, 2002, Mr. Darville has received a salary of $200,000 per annum.

Compensation Committee Interlocks and Insider Participation

     During the fiscal year ended December 31, 2003, John McCloy and Sam Oolie served as members of the Compensation Committee of NCT's Board of Directors. Each of Messrs. McCloy and Oolie also served as members of the Board of Directors of NCT Audio Products, Inc. since their respective appointments in 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 29, 2004, information concerning the shares of common stock beneficially owned by:

o each person who, to the knowledge of NCT, is the holder of 5% or more of the common stock of NCT;
o    each person who presently serves as a director of NCT;
o the five most highly compensated executive officers of NCT (including NCT's Chief Executive Officer) in the fiscal year ended December 31, 2003; and
o    all executive officers and directors of NCT as a group.

     Except as otherwise noted, each beneficial owner has sole investment and voting power with respect to the listed shares.


                                            Amount and
                                             Nature of             Approximate
                                             Beneficial           Percentage of
        Name of Beneficial Owner            Ownership (a)           Class (a)
---------------------------------------    ---------------        --------------

  Michael J. Parrella                          49,329,260   (b)             7.2%
  John J. McCloy                                3,937,012   (c)                *
  Sam Oolie                                     4,221,825   (d)                *
  Irene Lebovics                               11,612,347   (e)             1.8%
  Cy E. Hammond                                 5,619,789   (f)                *
  Jonathan M. Charry                            3,273,049   (g)                *
  R. Wayne Darville                             1,000,000   (h)                *
  All Executive Officers and Directors
     as a Group (9 persons)                    80,793,282   (i)            11.4%
  Carole Salkind                            1,595,435,047   (j)            71.8%
  Crammer Road LLC                            559,791,497   (k)            47.0%
  Alpha Capital Aktiengesellschaft             93,652,731   (l)            13.0%
  Acme Associates, Inc.                       240,500,000   (m)            27.3%
  Libra Finance S.A.                           51,728,290   (n)             7.5%
  Austost Anstalt Schaan                       52,572,481   (o)             7.8%
  Balmore S.A.                                 55,792,081   (p)             8.4%

     * Less than one percent.


Footnotes:
----------
(a) Assumes the exercise of currently exercisable options (including options granted in 2002 and 2003 subject to a sufficient increase in (i) authorized shares of common stock and (ii) shares under the 2001 Stock Incentive Plan) or warrants to purchase shares of common stock. The percentage of class ownership is calculated separately for each person based on the assumption that the person listed on the table has exercised all options and warrants currently exercisable by that person, but that no other holder of options or warrants has exercised such options or warrants.

(b) Mr. Parrella's business address is 20 Ketchum Street, Westport, Connecticut 06880. Includes 45,244,634 shares issuable upon the exercise of his currently exercisable options, 13,333 shares held by or in custody for Mr. Parrella's children, 3,000,000 shares issuable upon the exercise of currently exercisable options transferred in 2002 by Mr. Parrella to his children (Mr. Parrella disclaims beneficial ownership of the shares held by his children) and 458,400 shares issuable upon the exercise of currently exercisable options held by his son, Michael J. Parrella, Jr., an officer of Artera Group, Inc., a wholly-owned subsidiary of the company (Mr. Parrella disclaims beneficial ownership of these shares). Also includes 612,893 shares of common stock held by Mr. Parrella's spouse, shares as to which Mr. Parrella disclaims beneficial ownership.

(c) Mr. McCloy's business address is 475 Park Avenue South, 33rd Floor, New York, New York 10016. Includes 5,000 shares from a stock award granted by NCT, 3,632,012 shares issuable upon the exercise of currently exercisable options and 300,000 shares held by the John J. McCloy II Family Trust for which the named person's spouse serves as trustee, shares as to which Mr. McCloy has no voting or investment power.

(d) Mr. Oolie's business address is 21 Industrial Avenue, Upper Saddle River, New Jersey 07458. Includes 20,000 shares from stock awards granted by NCT, 3,882,012 shares issuable upon the exercise of currently exercisable options, 75,000 shares owned by the named person's spouse, shares as to which Mr. Oolie has no voting or investment power, 20,000 shares owned by Oolie Enterprises, and 44,313 shares held by the Oolie Family Support Foundation, shares as to which Mr. Oolie has no voting or investment power.

(e) Ms. Lebovics' business address is 20 Ketchum Street, Westport, Connecticut 06880. Includes 7,992,073 shares issuable upon the exercise of currently exercisable options and 590,517 shares owned jointly with her spouse. Irene Lebovics is married to Irving Lebovics who is an executive officer of NCT, serving as its Senior Vice President, Global Sales. Mr. Lebovics holds various options to acquire an aggregate of 3,338,415 shares of NCT common stock. Also includes 2,858,415 shares issuable upon the exercise of currently exercisable options held by Mr. Lebovics, shares as to which Ms. Lebovics has no voting or investment power.

(f) Mr. Hammond's business address is 20 Ketchum Street, Westport, Connecticut 06880. Includes 5,404,024 shares issuable upon the exercise of currently exercisable options.

(g) Dr. Charry's business address is 20 Ketchum Street, Westport, Connecticut 06880. Consists of 3,273,049 shares issuable upon the exercise of currently exercisable options.

(h) Mr. Darville's business address is 20 Ketchum Street, Westport, Connecticut 06880. Consists of 1,000,000 shares issuable upon the exercise of currently exercisable options.

(i) Includes 75,086,219 shares issuable to nine persons upon the exercise of currently exercisable options and 25,000 shares from stock awards issued by NCT to two directors. Excludes options to acquire 12,580,000 shares from NCT that are not presently exercisable but become exercisable over time by the nine executive officers and directors of NCT as a group. Also includes 3,458,400 shares issuable to children of Michael Parrella upon their exercise of currently exercisable options, shares as to which Mr. Parrella disclaims beneficial ownership.

(j) Ms. Salkind's address is c/o Sills Cummis Epstein & Gross P.C., One Riverfront Plaza, Newark, New Jersey 07102. Includes 866,043,232 shares issuable upon the conversion of convertible notes in aggregate principal amount of $34,249,483 and 33,628,629 shares for interest thereon through February 29, 2004 (including interest calculated at the default rate as applicable), calculated at the respective conversion prices under the convertible notes ranging from $0.029 to $0.055. Also includes 20,093,615 shares for default penalty (10% of the shares issuable on principal in default) issuable to Ms. Salkind at February 29, 2004. Also includes 288,715,753 shares issuable to Ms. Salkind upon the exercise of currently vested warrants. Also includes 5,000 shares owned by Morton Salkind, Ms. Salkind's husband and a former director of NCT, and currently exercisable options held by Morton Salkind to acquire 2,175,000 shares of NCT common stock, shares as to which she has no voting or investment power and disclaims beneficial ownership. Also includes currently exercisable options held by Acme Associates, Inc. to acquire 240,500,000 shares of NCT common stock; currently exercisable options held by Motorworld, Incorporated to acquire 23,000,000 shares of NCT common stock; currently exercisable options held by Inframe, Inc. to acquire 23,000,000 shares of NCT common stock; currently exercisable options held by Avant Interactive, Inc. to acquire 24,500,000 shares of NCT common stock; currently exercisable options held by Turbo Networks, Inc. to acquire 22,550,000 shares of NCT common stock; and currently exercisable options held by Maple Industries, Inc. to acquire 23,000,000 shares of NCT common stock. Carole Salkind is the sole shareholder of Acme Associates (see footnote (m) below), Motorworld, Inframe, Avant, Turbo Networks and Maple. Also includes currently exercisable options held by Leben Care, Inc. (whose sole shareholder is Carole Salkind's son, Steven Salkind) to acquire 8,350,000 shares of NCT common stock and currently exercisable options held by Stop Noise, Inc. (whose sole shareholder is Steven Salkind) to acquire 3,375,000 shares of NCT common stock, shares as to which Carole Salkind disclaims beneficial ownership.

(k) Crammer Road LLC's business address is P.O. Box 866, George Town, Anderson Square Building, Shedden Road, Grand Cayman, Cayman Islands, British West Indies. David Sims of Navigator Management Ltd. has voting and dispositive control of NCT's shares on behalf of Crammer Road. Includes 446,366,127 shares issuable upon conversion of the series H preferred stock, along with accretion, calculated at $0.0413 (NCT's closing bid price on February 29, 2004 less the 25% discount per the agreement). Includes 101,010,101 shares issuable pursuant to the private equity credit agreement minimum commitment amount of $5.0 million calculated at $0.0495 (NCT's closing bid price on February 29, 2004 less a 10% discount). Also includes 1,250,000 shares issuable under currently exercisable warrants. Pursuant to a contractual restriction between NCT and Crammer Road, Crammer Road is prohibited from holding in excess of 9.9% of our common stock at any given time.

(l) Alpha Capital Aktiengesellschaft's business address is Pradafant 7, 9490 Furstentums, Vaduz, Liechtenstein. Konrad Ackermann, Director, has voting and dispositive control of NCT's shares on behalf of Alpha Capital. Includes currently exercisable warrants to acquire 13,900,000 shares of NCT common stock at a weighted average exercise price of $0.012 per share,
     32,153,088 shares issuable upon exchange of various convertible notes issued by Artera Group, Inc. along with accrued interest, 12,539,228 shares issuable upon exchange of series B preferred stock of Pro Tech Communications, Inc. and accretion thereon, and 22,351,735 shares issuable upon conversion of three NCT notes along with accrued interest, all calculated at $0.055 (NCT's closing bid price on February 29, 2004) less applicable discounts. Pursuant to contractual restrictions between NCT and Alpha Capital Aktiengesellschaft, Alpha Capital is prohibited from holding in excess of 9.99% of our common stock at any given time.

(m) Acme Associates, Inc.'s business address is 322 Green Pond Road, Hibernia, New Jersey 07842. As noted in footnote (j) above, Carole Salkind is the sole shareholder of Acme Associates. Consists of currently exercisable options to acquire 240,500,000 shares of NCT's common stock at a weighted average exercise price of $0.0453 per share.

(n) Libra Finance S.A.'s business address is c/o Trident Trust Company (BVI) Limited, Trident Chambers, Box 146, Road Town, Tortola, British Virgin Islands. Seymour Braun has voting and dispositive control of NCT's shares on behalf of Libra Finance. Includes currently exercisable warrants to acquire 25,000,000 shares of NCT common stock at an exercise price of $0.027 per share, 20,367,621 shares issuable upon exchange of series A preferred stock of Artera Group, Inc. and accretion thereon, 639,480 shares issuable upon conversion of NCT convertible notes dated March 14, 2001 and April 12, 2001 and interest thereon, and 9,445,579 shares issuable upon conversion of a NCT convertible note dated September 4, 2003 and interest thereon, all calculated at $0.055 (NCT's closing bid price on February 29, 2004) less applicable discounts.

(o) Austost Anstalt Schaan's business address is Landstrasse 8, 9496 Fuerstentum, Balzers, Liechtenstein. Thomas Hackl has voting and dispositive control of NCT's shares on behalf of Austost. Includes 21,935,928 shares issuable upon exchange of series A preferred stock of Artera Group, Inc. and accretion thereon and 5,841,924 shares issuable upon exchange of a convertible note issued by Artera Group, Inc. and interest thereon, calculated at $0.055 (NCT's closing bid price on February 29, 2004).

(p) Balmore S.A.'s business address is c/o Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands. Gissela Kindle has voting and dispositive control of NCT's shares on behalf of Balmore. Includes 21,935,928 shares issuable upon exchange of series A preferred stock of Artera Group, Inc. and accretion thereon and 756,253 shares issuable upon exchange of a convertible note issued by Artera Group, Inc. and interest thereon, calculated at $0.055 (NCT's closing bid price on February 29, 2004).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Secured Convertible Notes and Warrants Issued to Carole Salkind

     Beginning in 1999, NCT has issued convertible notes to Carole Salkind, a stockholder and spouse of a former director of NCT. As of December 31, 2003, the aggregate principal balance outstanding of these notes was approximately $33.8 million. Substantially all the assets of NCT Group, Inc. secure the notes. We have sustained our operations in 2002 and 2003 primarily from the funding received from Carole Salkind and are dependent upon such funding to continue operations. Although we do not have a formal agreement requiring her to do so, we believe that Carole Salkind will continue to provide funds to NCT. Our belief that funding from her will continue is based primarily upon her continued funding of NCT during 2002 and 2003 despite NCT's failure to repay her notes as the notes matured. Commencing January 2001, upon the maturity of Ms. Salkind's initial note to NCT dated January 1999, NCT has established a history of defaulting on the repayment of obligations owed to Carole Salkind as such obligations become due. Ms. Salkind has allowed NCT to roll over maturing notes, along with accrued interest (including interest at a default rate equal to the note's stated rate plus 5% after default) and a default penalty (10% of the principal in default), into new notes that generally mature upon demand or six months to one year from the date of the rolled-over note. In addition to the financing provided by rolling over maturing notes, Ms. Salkind has continued to provide NCT with new funds. From time to time, NCT has obtained oral assurances that Ms.

Salkind will continue funding NCT. However, NCT has no legally binding assurance that Ms. Salkind will continue funding NCT in the near-term or that the amount, timing and duration of funding from her will be adequate to sustain NCT.

     At Ms. Salkind's election, the notes are convertible into shares of our common stock and exchangeable for shares of common stock of any of our subsidiaries that makes a public offering of its common stock (except Pro Tech). The notes contain various events of default, the occurrence of any one of which provides, at Ms. Salkind's election, that the outstanding principal, unpaid interest and default penalty become immediately due and payable. To date, no demands for payment under these notes have been made other than demands for payment at maturity.

     Of the debt owed Carole Salkind as of December 31, 2003, $25,780,000 represents cash loans made by Ms. Salkind (rather than non-cash items including interest and default penalties rolled into new notes). Through December 31, 2003, Carole Salkind has loaned NCT $26,530,000 in cash. She converted one $500,000 note into shares of NCT common stock (on May 18, 2001) and was repaid one $250,000 note (loaned on January 25, 2002 and repaid from an escrow account established as part of another transaction that was not consummated in which NCT engaged with an unrelated third party). Summarized below are the convertible notes issued to Carole Salkind that are outstanding as of December 31, 2003:

                                                           Conversion
    Issue Date        Due Date       Principal               Price
   ------------     -----------   -----------------      --------------
     01/15/03        01/15/04      $     450,000           $  0.0410
     01/23/03        01/23/04          2,747,635              0.0400
     01/30/03        01/30/04            350,000              0.0410
     02/11/03        02/11/04          1,252,592              0.0400
     03/04/03        03/04/04            450,000              0.0350
     03/13/03        03/13/04            980,802              0.0310
     03/13/03        03/13/04            864,616              0.0310
     04/02/03        04/02/04            450,000              0.0290
     04/11/03        04/11/04            450,000              0.0310
     04/21/03        04/21/04            450,000              0.0370
     07/14/03        01/14/04            410,000              0.0312
     07/14/03        01/14/04            414,481              0.0312
     07/28/03        01/28/04            414,750              0.0420
     07/28/03        01/28/04            410,000              0.0420
     08/07/03        02/07/04            622,529              0.0539
     08/18/03        02/18/04            425,000              0.0450
     08/28/03        02/28/04            414,885              0.0550
     08/28/03        02/28/04            375,000              0.0550
     09/11/03        03/11/04            580,650              0.0500
     10/14/03        04/14/04          4,469,019              0.0440
     11/21/03        05/21/04            474,154              0.0410
     11/21/03        05/21/04            425,000              0.0410
     11/22/03        05/22/04            400,000              0.0410
     12/15/03        06/15/04          3,828,985              0.0370
     12/15/03        06/15/04            400,000              0.0370
     12/31/03        06/30/04          7,479,385              0.0400
     12/31/03        06/30/04            785,000              0.0400
     12/31/03       On Demand          3,050,000              0.0400
                                  -----------------
                                   $  33,824,483
                                  =================

     In conjunction with the issuance of convertible notes to Ms. Salkind, NCT issued Ms. Salkind warrants to acquire shares of NCT common stock. As noted below, we amended the exercise prices on each of the warrants granted prior to December 20, 2001 to $0.071. Further, we granted Ms. Salkind warrants in consideration of her irrevocable waiver of her rights to exchange convertible notes for, or exercise a warrant for, shares of Pro Tech common stock. The warrants to purchase shares of NCT common stock granted to Ms. Salkind as of December 31, 2003 are as follows:

                                                                     Shares
    Grant Date      Expiration Date        Exercise Price           Granted
   ------------   -------------------    ------------------     ----------------
     02/13/01          02/13/06              $   0.0710            7,042,254
     05/14/01          05/14/06                  0.0710              500,000
     08/22/01          08/22/06                  0.0710              625,000
     09/28/01          09/28/06                  0.0710            1,000,000
     12/20/01          12/20/06                  0.0710            1,250,000
     01/11/02          01/11/07                  0.0790            2,789,082
     01/25/02          01/25/07                  0.0900              812,500
     01/25/02          01/25/07                  0.0900              312,500
     02/27/02          02/27/07                  0.0790            1,034,266
     03/01/02          03/01/07                  0.0790              437,500
     05/02/02          05/02/07                  0.0940            3,188,708
     05/02/02          05/02/07                  0.0940            3,562,500
     05/29/02          05/29/07                  0.0950            1,500,000
     06/02/02          06/02/07                  0.0970            1,500,000
     07/03/02          07/03/07                  0.0780            1,500,000
     07/12/02          07/12/07                  0.0750           20,000,000
     07/15/02          07/15/07                  0.0750            1,500,000
     07/23/02          07/23/07                  0.0590            2,250,000
     08/14/02          08/14/07                  0.0820            1,500,000
     08/29/02          08/29/07                  0.0760            2,100,000
     09/09/02          09/09/07                  0.0770            1,500,000
     09/30/02          09/30/07                  0.0700           10,000,000
     09/30/02          09/30/07                  0.0700           16,157,565
     11/07/02          11/07/07                  0.0720            1,750,000
     11/20/02          11/20/07                  0.0540            1,750,000
     11/21/02          11/21/07                  0.0535            6,271,926
     12/02/02          12/02/07                  0.0480            1,500,000
     12/16/02          12/16/07                  0.0420            1,750,000
     12/26/02          12/26/07                  0.0420           10,206,373
     12/30/02          12/30/07                  0.0412            1,500,000
     01/15/03          01/15/08                  0.0410            2,000,000
     01/23/03          01/23/08                  0.0400           11,775,579
     01/30/03          01/30/08                  0.0410            1,500,000
     02/11/03          02/11/08                  0.0400            5,500,000
     03/04/03          03/04/08                  0.0350            2,000,000
     03/13/03          03/13/08                  0.0310            4,250,000
     03/13/03          03/13/08                  0.0310            3,750,000
     04/02/03          04/02/08                  0.0290            2,000,000
     04/11/03          04/11/08                  0.0310            2,000,000
     04/21/03          04/21/08                  0.0370            2,000,000
     05/15/03          05/15/08                  0.0460            2,000,000
     05/22/03          05/22/08                  0.0420            7,500,000
     05/28/03          05/28/08                  0.0440            1,900,000
     06/12/03          06/12/08                  0.0440           10,500,000
     06/12/03          06/12/08                  0.0440            2,000,000
     06/28/03          06/28/08                  0.0380            2,000,000
     07/14/03          07/14/08                  0.0312            2,000,000
     07/14/03          07/14/08                  0.0312            2,000,000
     07/28/03          07/28/08                  0.0420            2,000,000
     07/28/03          07/28/08                  0.0420            2,000,000
     08/07/03          08/07/08                  0.0539            2,750,000
     08/18/03          08/18/08                  0.0450            2,000,000
     08/28/03          08/28/08                  0.0550            2,000,000

                                                                     Shares
    Grant Date      Expiration Date        Exercise Price           Granted
   ------------   -------------------    ------------------     ----------------
     08/28/03          08/28/08                  0.0550            2,000,000
     09/11/03          09/11/08                  0.0500            2,500,000
     09/12/03          09/12/08                  0.0500            2,000,000
     10/02/03          10/02/08                  0.0430            4,000,000
     10/14/03          10/14/08                  0.0440           19,250,000
     10/14/03          10/14/08                  0.0440            2,000,000
     11/03/03          11/03/08                  0.0440            2,000,000
     11/21/03          11/21/08                  0.0410            2,250,000
     11/21/03          11/21/08                  0.0410            2,500,000
     11/22/03          11/22/08                  0.0410            2,500,000
     12/15/03          12/15/08                  0.0370           16,500,000
     12/15/03          12/15/08                  0.0370            2,500,000
     12/31/03          12/31/08                  0.0400           32,250,000
     12/31/03          12/31/08                  0.0400            5,500,000
                                                                ----------------
                                                                 281,965,753
                                                                ================

     The following outlines all of our convertible note transactions with Carole Salkind through December 31, 2003:

     On January 26, 1999, Carole Salkind agreed to purchase convertible notes of NCT in an aggregate principal amount of $4.0 million. The initial two-year convertible note for $1.0 million was issued to Ms. Salkind on January 26, 1999. The note matured on January 25, 2001. The note bore interest at the prime rate as published from time to time in The Wall Street Journal from the issue date until the note was paid. Ms. Salkind had the right to convert the outstanding amount of the note into shares of common stock of NCT at a conversion price (as amended on September 19, 1999) equal to the lesser of: (1) the lowest closing price for the common stock during September 1999 ($0.172); (2) the average of the closing bid price for the common stock for five consecutive trading days prior to conversion; or (3) $0.17. In no event, however, could the conversion price be less than $0.12 per share. Prior to the amendment, the fixed conversion price was $0.237 per share, and in no event could the conversion price be less than $0.15 per share. The amendment was entered into for the purpose of maintaining good investor relations in a market in which NCT's stock price was declining. Ms. Salkind purchased the remaining $3.0 million principal amount of convertible notes on various dates through March 27, 2000, and NCT issued notes with the same terms and conditions as the note described above.

     On January 25, 2001, NCT defaulted on the repayment of the $1.0 million convertible note issued to Ms. Salkind on January 26, 1999. The default provisions in the note imposed a default penalty of $100,000 (10% of the principal in default). Default interest from the date of default accrued on the principal in default at the rate of prime plus 5%. On May 14, 2001, NCT cured this default by canceling the $1.0 million note and issuing a new convertible note to Ms. Salkind for $1,361,615 due September 14, 2001. Also on May 14, 2001, we granted Ms. Salkind a five-year warrant for the purchase of 500,000 shares of NCT common stock at $0.13 per share, the fair market value of NCT's common stock on the date of grant. On December 20, 2001, we reduced the exercise price on that warrant to $0.071 per share. The May 14, 2001 note was convertible into shares of our common stock at $0.13 per share, shares of Pro Tech common stock at $0.22 per share or shares of common stock of any other public subsidiary of NCT at the respective initial public offering prices, at the election of Ms. Salkind. On September 4, 2001, NCT defaulted on repayment of the May 14, 2001 note. The default provision in the note imposed a penalty of $136,162 (10% of the principal in default). Default interest from the date of default was due on the principal in default at the rate of prime plus 5%. Ms. Salkind agreed to fund another $1,000,000 and to roll the amounts due under the May 14, 2001 note in default into a new note, dated September 28, 2001, for an aggregate of $2,535,469. This note matured on September 28, 2002 and bore interest at the prime rate. In connection with this new note, we issued Ms. Salkind a five-year warrant to acquire 1,000,000 shares of NCT common stock at an exercise price of $0.115 per share. On December 20, 2001, we reduced the exercise price on that warrant to $0.071 per share. On July 12, 2002, Ms. Salkind waived her right to exchange the September 28, 2001 note for shares of common stock of Pro Tech. On September 28, 2002, we defaulted on repayment of the $2,535,469 note dated September 28, 2001. On September 30, 2002, we issued a new note in the principal amount of $3,770,098 to settle the September 28, 2001 note, default penalty and accrued interest thereon and included $800,000 additional cash received from Ms. Salkind. The

September 30, 2002 note bore interest at 8% per annum and matured on September 30, 2003. The September 30, 2002 note was convertible into common stock of NCT (at $0.070) and exchangeable for shares of common stock of any subsidiary of NCT (other than Pro Tech) that made a public offering of its common tock (at the public offering price thereof). In conjunction with the issuance of the September 30, 2002 note, we issued Carole Salkind a five-year warrant to acquire 16,157,565 shares of NCT common stock at an exercise price of $0.070 per share. We defaulted on repayment of the September 30, 2002 note. As outlined below, the September 30, 2002 note was rolled into a new note dated October 14, 2003.

     On February 13, 2001, NCT issued Ms. Salkind a promissory note in the amount of $500,000 payable with accrued interest at the rate of 7% per annum on April 14, 2001. The principal and interest were convertible, at Ms. Salkind's election, into NCT's common stock at a conversion price of $0.21 or exchangeable for Pro Tech's common stock at an exchange price of $0.44. In connection with issuance of this note, NCT issued Ms. Salkind a five-year warrant to purchase $500,000 worth of either, at her election, NCT's common stock at $0.21 per share or Pro Tech's common stock at $0.44 per share. We reduced the exercise prices on this warrant on December 20, 2001 to $0.071 per share for NCT common stock (representing the right to acquire 7,042,254 shares of NCT common stock) and $0.06 per share for Pro Tech common stock. On July 12, 2002, Ms. Salkind waived her right to purchase shares of Pro Tech upon exercise of this warrant. NCT defaulted on the repayment of the February 13, 2001 note. The default provision in the note imposed a penalty of 10% of the principal in default, or $50,000. On May 18, 2001, Ms. Salkind converted this $500,000 note into 4,303,425 shares of our common stock at an agreed upon conversion price of $0.13 per share, which approximated the market price of our common stock on the conversion date.

     In 2001, NCT defaulted on repayment to Ms. Salkind of each of its convertible notes dated June 4, 1999, June 11, 1999, July 2, 1999 and July 23, 1999, representing an aggregate principal amount of $1,250,000. The default provisions in the notes imposed an aggregate penalty of $125,000 (10% of principal amount in default). Default interest from the dates of default was due on the principal in default at the rate of prime plus 5%. On August 22, 2001, we cured these defaults by canceling these notes aggregating $1,250,000 and issuing a new convertible note to Ms. Salkind for $1,673,393. The August 22, 2001 note bore interest at the prime rate and was due December 22, 2001. On August 22, 2001, we also granted Ms. Salkind a five-year warrant to purchase 625,000 shares of NCT's common stock at an exercise price of $0.093 per share. On December 20, 2001, we reduced the exercise price on that warrant to $0.071 per share. We defaulted on the repayment of the August 22, 2001 note and incurred a penalty (10% of the principal in default) and accrued interest at the default rate (prime plus 5%). We settled the amounts due along with an additional $350,000 cash received from Ms. Salkind by issuing an 8% note on January 11, 2002 in the principal amount of $2,231,265 due January 11, 2003 (such note was rolled into another note dated January 23, 2003 as outlined below). This note was convertible into shares of NCT common stock (at $0.079) or exchangeable for shares of common stock of any of NCT's subsidiaries that goes public (at the initial public offering price). Prior to a waiver agreement dated July 12, 2002, the note had also been exchangeable for shares of Pro Tech (at $0.06). In conjunction with the issuance of the January 11, 2002 note, we granted Ms. Salkind a five-year warrant to acquire 2,789,082 shares of NCT common stock at $0.079 per share and a five-year option to acquire a 10% equity interest in our subsidiary, Artera Group, Inc. at an exercise price of 10% of the pre-money enterprise value attributed to Artera Group, Inc. in the first transaction following January 11, 2002 in which an unrelated investor purchases or commits to purchase an equity interest in Artera Group, Inc. for payment of at least $5 million. In other words, Ms. Salkind may acquire a 10% equity interest in Artera Group based upon the value attributed to Artera Group by an unrelated investor who pays at least $5 million for an equity interest in Artera Group. For example, if an unrelated investor pays $20 million to purchase a 20% equity interest, Ms. Salkind may acquire 10% equity of Artera Group for $10 million.

     In 2001, NCT defaulted on repayment to Ms. Salkind of its convertible notes dated August 25, 1999 and September 19, 1999, representing an aggregate principal amount of $750,000. The default provisions in the notes imposed an aggregate penalty of $75,000 (10% of principal amount in default). Default interest from the dates of default was due on the principal in default at the rate of prime plus 5%. On December 20, 2001, we issued Ms. Salkind an 8% convertible note in the principal amount of $2,014,270 due December 20, 2002 and a five-year warrant to purchase 1,250,000 shares of our common stock at $0.071 per share. The December 20, 2001 note included $1,000,000 new funding from Ms. Salkind and the settlement of the notes to Ms. Salkind dated August 25, 1999 and September 19, 1999. On December 26, 2002, the December 20, 2001 note (along with accrued interest and default penalty thereon) was rolled into a new note in the amount of $2,381,487. This note matured December

26, 2003 and was convertible into shares of NCT common stock at a conversion price of $0.042. The note was also exchangeable for shares of common stock of any of NCT's subsidiaries that made a public offering of its common stock (at the initial public offering price). In connection with this rollover on December 26, 2002, we issued a five-year warrant to Ms. Salkind to acquire 10,206,373 shares of NCT common stock at an exercise price per share of $0.042. As outlined below, the December 26, 2002 note was rolled into a new note dated December 31, 2003.

     Also on December 20, 2001 as indicated above, we amended the respective exercise prices of Ms. Salkind's previously granted warrants to $0.071 per share for the purchase of approximately 9.2 million shares of NCT common stock. In addition, under her February 14, 2001 warrant, we reduced the exercise price for her purchase of shares of Pro Tech common stock from $0.44 to $0.06.

     On January 25, 2002, NCT issued Ms. Salkind two 8% convertible notes in the principal amounts of $650,000 (due January 25, 2003) and $250,000 (due February 8, 2002). On January 25, 2002 in conjunction with the issuance of the notes, we granted Ms. Salkind two five-year warrants to purchase an aggregate of 1,125,000 shares of NCT common stock at $0.09 per share. Ms. Salkind paid NCT $650,000 on January 25, 2002. The $650,000 note was convertible into shares of NCT common stock (at $0.09) and exchangeable for shares of common stock of any subsidiary of NCT that made a public offering of its common stock (at the initial public offering price thereof). Prior to a waiver agreement dated July 12, 2002, the note had also been exchangeable for shares of Pro Tech (at $0.06). We rolled the January 25, 2002 note for $650,000 into a new note dated February 11, 2003 as described below.

     Ms. Salkind paid $250,000 on January 25, 2002, for the benefit of NCT, into an escrow account and NCT issued a convertible note in the principal amount of $250,000. The escrow account was a part of another transaction in which NCT engaged with an unrelated third party. The note matured on February 8, 2002 and was settled on February 27, 2002. The January 25, 2002 note for $250,000 was satisfied as to principal by the release of $250,000 from escrow to Ms. Salkind. On February 27, 2002, a new note was issued by NCT to Ms. Salkind in the principal amount of $827,412 for the default penalty ($25,000) and accrued interest (less interest credited on the escrow account) due on the $250,000 note along with $800,000 cash loaned to NCT by Ms. Salkind. The February 27, 2002 note bore interest at 8% per annum payable at maturity (February 27, 2003). This note was convertible into common stock of NCT (at $0.079) and exchangeable for shares of common stock of any subsidiary of NCT that made a public offering of its common stock (at the public offering price thereof). Prior to a waiver agreement dated July 12, 2002, the note had also been exchangeable for shares of Pro Tech (at $0.06). Also on February 27, 2002, in conjunction with the issuance of the note described above, we granted Ms. Salkind a five-year warrant to acquire 1,034,266 shares of our common stock at an exercise price of $0.079 per share. We rolled the February 27, 2002 note for $827,412 into a new note dated March 13, 2003 as outlined below.

     On March 1, 2002, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $350,000 due March 1, 2003 and a five-year warrant to acquire 437,500 shares of NCT common stock at $0.079 per share. Ms. Salkind paid NCT $350,000 cash on March 1, 2002. This note was convertible into common stock of NCT (at $0.079) and exchangeable for shares of common stock of any subsidiary of NCT that made a public offering of its common stock (at the public offering price thereof). Prior to a waiver agreement dated July 12, 2002, the note had also been exchangeable for shares of Pro Tech (at $0.06). This note was rolled into a new note dated March 13, 2003 as described below.

     We defaulted on repayment of the $1,000,000 note dated March 27, 2000 due March 27, 2002. On May 2, 2002, we issued a new note for $1,275,483 to settle the March 27, 2000 note, default penalty and accrued interest thereon. This note bore interest at 8% per annum and matured on November 2, 2002. This note was convertible into common stock of NCT (at $0.094) and exchangeable for shares of common stock of any subsidiary of NCT that made a public offering of its common stock (at the public offering price thereof). Prior to a waiver agreement dated July 12, 2002, the note had also been exchangeable for shares of Pro Tech (at $0.03). In conjunction with the issuance of this May 2, 2002 note, we issued Carole Salkind a five-year warrant to acquire 3,188,708 shares of NCT common stock at an exercise price of $0.094 per share. On November 2, 2002, we defaulted on repayment of this May 2, 2002 note. On November 21, 2002, we issued a new note in the principal amount of $1,463,449 to settle this May 2, 2002 note, default penalty and accrued interest thereon. The November 21, 2002 note bore interest at 8% per annum, matured on May 21, 2003 and was convertible into common stock of NCT (at $0.0535) and exchangeable for shares of common stock of any subsidiary of NCT (other than Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the November 21, 2002 note, we issued Carole Salkind a five-year warrant to acquire 6,271,926 shares of NCT common stock at an exercise price of $0.0535 per share. As described below, the November 21, 2002 note was rolled into a new note dated June 12, 2003.

     Also on May 2, 2002, we issued Carole Salkind an 8% convertible note for $1,425,000 due May 2, 2003, for funds we received from her as follows: $300,000 on April 1, 2002, $350,000 on April 15, 2002, $350,000 on May 1, 2002 and
$425,000 on May 2, 2002. This May 2, 2002 note was convertible into shares of NCT common stock (at $0.094) and exchangeable for shares of common stock of any NCT subsidiary that made a public offering of its common stock (at the public offering price thereof). Prior to a waiver agreement dated July 12, 2002, this note had also been exchangeable for shares of Pro Tech (at $0.03). In conjunction with the issuance of this note, we issued Carole Salkind a five-year warrant to acquire 3,562,500 shares of NCT common stock at an exercise price of $0.094 per share. We defaulted on the repayment of this May 2, 2002 note. As described below, the May 2, 2002 note was rolled into a new note dated May 22, 2003.

     On May 29, 2002 and June 2, 2002, we issued Carole Salkind 8% convertible notes for $350,000 and $300,000, respectively, for which Ms. Salkind paid us $350,000 and $300,000, respectively, in cash. The notes matured on May 29, 2003 and June 2, 2003, respectively, were convertible into shares of NCT common stock at $0.095 and $0.097, respectively, and were exchangeable for shares of common stock of any NCT subsidiary (other than Pro Tech) that made a public offering of its stock (at the public offering price thereof). In connection with the issuance of these notes, we issued Carole Salkind two five-year warrants each to acquire 1,500,000 shares of NCT common stock at exercise prices of $0.095 and $0.097 per share, respectively. As outlined below, the May 29, 2002 and June 2, 2002 notes were rolled into a new note dated June 12, 2003.

     On July 3, 2002, we issued Carole Salkind a note for $350,000, for which Ms. Salkind paid us $350,000 in cash. The note bore interest at 8% per annum and matured on July 3, 2003. The note was convertible into shares of NCT common stock at $0.078 and was also exchangeable for shares of common stock of any NCT subsidiary (other than Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the July 3, 2002 note, we issued Carole Salkind a five-year warrant to acquire 1,500,000 shares of NCT common stock, at an exercise price of $0.078 per share. As outlined below, this note was rolled into a new note dated July 14, 2003.

     On July 12, 2002, Carole Salkind, NCT and Pro Tech entered into an agreement under which Ms. Salkind waived her right to exchange NCT notes for shares of Pro Tech common stock. In consideration of the waiver, NCT granted Carole Salkind a five-year warrant to acquire 20,000,000 shares of NCT common stock at $0.075 per share.

     On July 15, 2002, we issued Carole Salkind an 8% note for $350,000 due July 15, 2003, for which Ms. Salkind paid us $350,000 in cash. The note was convertible into shares of NCT common stock at $0.075 and exchangeable for shares of common stock of any subsidiary (other than Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the July 15, 2002 note, we issued Carole Salkind a five-year warrant to acquire 1,500,000 shares of NCT common stock at an exercise price of $0.075 per share. As outlined below, this note was rolled into a new note dated July 28, 2003.

     On July 23, 2002, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $525,000 due July 23, 2003 and a five-year warrant to acquire 2,250,00 shares of NCT common stock at $0.059 per share. Ms. Salkind paid NCT $525,000 cash on July 23, 2002. This note was convertible into common stock of NCT (at $0.059) and exchangeable for shares of common stock of any subsidiary of NCT (other than Pro Tech) that made a public offering of its common stock (at the public offering price thereof). As outlined below, this note was rolled into a new note dated August 7, 2003.

     On August 14, 2002, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $350,000 due August 14, 2003 and a five-year warrant to acquire 1,500,000 shares of NCT common stock at $0.082 per share. Ms. Salkind paid NCT $350,000 cash on August 14, 2002. This note was convertible into common stock of NCT (at $0.082) and exchangeable for shares of common stock of any subsidiary of NCT (other than Pro Tech) that made a public offering of its common stock (at the public offering price thereof). As outlined below, this note was rolled into a new note dated August 28, 2003.

     On August 29, 2002, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $490,000 due August 29, 2003 and a five-year warrant to acquire 2,100,000 shares of NCT common stock at $0.076 per share. Ms. Salkind paid NCT $490,000 cash on August 29, 2002. This note was convertible into common stock of NCT (at $0.076) and exchangeable for shares of common stock of any subsidiary of NCT (other than Pro Tech) that made a public offering of its common stock (at the public offering price thereof). As outlined below, this note was rolled into a new note dated September 11, 2003.

     On September 9, 2002, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $350,000 due September 9, 2003 and a five-year warrant to acquire 1,500,000 shares of NCT common stock at $0.077 per share. Ms. Salkind paid NCT $350,000 cash on September 9, 2002. This note was convertible into common stock of NCT (at $0.077) and exchangeable for shares of common stock of any subsidiary of NCT (other than Pro Tech) that made a public offering of its common stock (at the public offering price thereof). As outlined below, this note was rolled into a new note dated October 2, 2003.

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

     On November 7, 2002, we issued Carole Salkind a note for $400,000, for which Ms. Salkind paid us $400,000 in cash. The note bore interest at 8% per annum and matured on November 7, 2003. The note was convertible into shares of NCT common stock at $0.072 and exchangeable for shares of common stock of any subsidiary (other than Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the November 7, 2002 note, we issued Carole Salkind a five-year warrant to acquire 1,750,000 shares of NCT common stock at an exercise price of $0.072 per share. As described below, this note was rolled into a new note dated November 21, 2003.

     On November 20, 2002, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $400,000 due November 20, 2003 and a five-year warrant to acquire 1,750,000 shares of NCT common stock at $0.054 per share. Ms. Salkind paid NCT $400,000 in cash on or about November 20, 2002. This note was convertible into common stock of NCT (at $0.054) and exchangeable for shares of common stock of any subsidiary of NCT (other than Pro Tech) that made a public offering of its common stock (at the public offering price thereof). As outlined below, this note was rolled into a new note dated December 15, 2003.

     On December 2, 2002, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $350,000. Ms. Salkind paid NCT cash for the note. The note matured on December 2, 2003 and was convertible into common stock of NCT (at $0.048) and exchangeable for shares of common stock of any subsidiary of NCT (except Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 1,500,000 shares of NCT common stock at an exercise price per share of $0.048. As outlined below, this note was rolled into a new note dated December 15, 2003.

     On December 16, 2002, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $400,000, for which Ms. Salkind paid NCT $400,000 in cash. The note matured on December 16, 2003 and was convertible into common stock of NCT (at $0.042) and exchangeable for shares of common stock of any subsidiary of NCT (except Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 1,750,000 shares of NCT common stock at an exercise price per share of $0.042. As outlined below, this note was rolled into a new note dated December 31, 2003.

     On December 30, 2002, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $350,000. Ms. Salkind paid NCT $350,000 cash for the note. The note matured on December 30, 2003 and was convertible into common stock of NCT (at $0.0412) and exchangeable for shares of common stock of any subsidiary of NCT (except Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 1,500,000 shares of

NCT common stock at an exercise price per share of $0.0412. As outlined below, this note was rolled into a new note dated December 31, 2003.

     On January 15, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $450,000. Ms. Salkind paid NCT cash for the note. The note matures on January 15, 2004 and may be converted into common stock of NCT (at $0.041) and may be exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.041.

     On January 23, 2003, we settled the amount due upon our default on the repayment of the January 11, 2002 note (principal along with accrued interest and default penalty of 10% of the principal in default) by issuing an 8% note in the principal amount of $2,747,635 due January 23, 2004. That note had resulted from rolling over four 1999 notes that were initially due in June and July 2001 that had been rolled over two times since the initial maturity dates. The January 23, 2003 note may be converted into common stock of NCT (at $0.04) and may be exchanged for shares of common stock of any subsidiary of NCT (except Pro
Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 11,775,579 shares of NCT common stock at an exercise price per share of $0.04.

     On January 30, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $350,000, for which Ms. Salkind paid NCT $350,000 in cash. The note matures on January 30, 2004 and may be converted into common stock of NCT (at $0.041) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 1,500,000 shares of NCT common stock at an exercise price per share of $0.041.

     On February 11, 2003, we settled the amount due upon our default on the repayment of the January 25, 2002 note (principal along with accrued interest and default penalty of 10% of the principal in default) and $450,000 cash received from Ms. Salkind by issuing an 8% note in the principal amount of $1,252,592 due February 11, 2004. The February 11, 2003 note may be converted into common stock of NCT (at $0.04) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 5,500,000 shares of NCT common stock at an exercise price per share of $0.04.

     On March 4, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $450,000. Ms. Salkind paid NCT cash for the note. The note matures on March 4, 2004 and may be converted into common stock of NCT (at $0.035) and exchanged for shares of common stock of any subsidiary of NCT
(except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.035.

     On March 13, 2003, we settled the amount due upon our default on the repayment of the February 27, 2002 note (principal along with accrued interest and default penalty of 10% of the principal in default) by issuing an 8% note in the principal amount of $980,802 due March 13, 2004. This March 13, 2003 note may be converted into common stock of NCT (at $0.031) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 4,250,000 shares of NCT common stock at an exercise price per share of $0.031.

     Also on March 13, 2003, we settled the amount due upon our default on the repayment of the March 1, 2002 note (principal along with accrued interest and default penalty of 10% of the principal in default) and an additional $450,000 cash received from Ms. Salkind by issuing an 8% note in the principal amount of $864,616 due March 13, 2004. This March 13, 2003 note may be converted into common stock of NCT (at $0.031) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms.

Salkind a five-year warrant to acquire 3,750,000 shares of NCT common stock at an exercise price per share of $0.031.

     On April 2, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $450,000. Ms. Salkind paid NCT $450,000 cash for the note. The note matures on April 2, 2004 and may be converted into common stock of NCT (at $0.029) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.029.

     On April 11, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $450,000, for which Ms. Salkind paid NCT $450,000 in cash. The note matures on April 11, 2004 and may be converted into common stock of NCT (at $0.031) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.031.

     On April 21, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $450,000. Ms. Salkind paid NCT $450,000 cash for the note. The note matures on April 21, 2004 and may be converted into common stock of NCT (at $0.037) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.037.

     On May 15, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $450,000, for which Ms. Salkind paid NCT $450,000 cash. The note matured on November 15, 2003 and was convertible into common stock of NCT (at $0.046) and exchangeable for shares of common stock of any subsidiary of NCT (except Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.046. As described below, the May 15, 2003 note was rolled into a new note dated December 15, 2003.

     On May 22, 2003, we cured the default on the repayment of the May 2, 2002 note due May 2, 2003. The principal due, along with accrued interest and a default penalty (10% of the principal in default), was rolled into a new 8% note for $1,692,463 dated May 22, 2003. The May 22, 2003 note matured November 22, 2003 and was convertible into common stock of NCT (at $0.042) and exchangeable for shares of common stock of any subsidiary of NCT (except Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the May 22, 2003 note, we issued Ms. Salkind a five-year warrant to acquire 7,500,000 shares of NCT common stock at an exercise price per share of $0.042. As described below, the May 22, 2003 note was rolled into a new note dated December 15, 2003.

     On May 28, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $415,000. Ms. Salkind paid NCT $415,000 cash for the note. The note matured on November 28, 2003 and was convertible into common stock of NCT (at $0.044) and exchangeable for shares of common stock of any subsidiary of NCT (except Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 1,900,000 shares of NCT common stock at an exercise price per share of $0.044. As outlined below, the May 28, 2003 note was rolled into a new note dated December 15, 2003.

     On June 12, 2003, we cured NCT defaults on repayment to Ms. Salkind of each of its convertible notes dated May 29, 2002, June 2, 2002 and November 21, 2002, representing an aggregate principal amount of $2,113,449. The default provisions in the notes imposed an aggregate penalty of $211,345 (10% of principal in default). Default interest from the dates of default was due on the principal and accrued interest in default at the rate of 13%. On June 12, 2003, we cured these defaults by canceling the notes and issuing a new 8% convertible note to Ms. Salkind for $2,449,812 due December 12, 2003. Also on June 12, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $435,000 due December 12, 2003, for which Ms. Salkind paid NCT

$435,000 in cash. The notes were convertible into common stock of NCT (at $0.044) and exchangeable for shares of common stock of any subsidiary of NCT (except Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of these notes, we issued Ms. Salkind five-year warrants to acquire an aggregate of 12,500,000 shares of NCT common stock at an exercise price per share of $0.044. As outlined below, the June 12, 2003 notes were rolled into a new note dated December 31, 2003.

     On June 28, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $410,000, for which Ms. Salkind paid NCT $410,000 in cash. The note matured on December 28, 2003 and was convertible into common stock of NCT (at $0.038) and exchangeable for shares of common stock of any subsidiary of NCT (except Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.038. As described below, the June 28, 2003 note was rolled into a new note dated December 31, 2003.

     On July 14, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $410,000. Ms. Salkind paid NCT $410,000 cash for the note. The note matures on January 14, 2004 and may be converted into common stock of NCT (at $0.0312) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.0312.

     Also on July 14, 2003, we cured our default under the July 3, 2002 note by issuing Ms. Salkind an 8% convertible note in the principal amount of $414,481. This amount represents the principal rolled over ($350,000), default penalty ($35,000) and accrued interest ($29,481). The note matures on January 14, 2004 and may be converted into common stock of NCT (at $0.0312) and may be exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.0312.

     On July 28, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $410,000. Ms. Salkind paid NCT $410,000 cash for the note. The note matures on January 28, 2004 and may be converted into common stock of NCT (at $0.042) and may be exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.042.

     Also on July 28, 2003, we cured our default under the July 15, 2002 note by issuing Ms. Salkind an 8% convertible note in the principal amount of $414,750. This amount represents the principal rolled over ($350,000), default penalty ($35,000) and accrued interest ($29,750). The note matures on January 28, 2004 and may be converted into common stock of NCT (at $0.042) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.042.

     On August 7, 2003, we cured our default under the July 23, 2002 note by issuing Ms. Salkind an 8% convertible note in the principal amount of $622,529. This amount represents the principal rolled over ($525,000), default penalty ($52,500) and accrued interest ($45,029). The note matures on February 7, 2004 and may be converted into common stock of NCT (at $0.0539) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 2,750,000 shares of NCT common stock at an exercise price per share of $0.0539.

     On August 18, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $425,000. Ms. Salkind paid NCT $425,000 cash for the note. The note matures on February 18, 2004 and may be converted into common stock of NCT (at $0.045) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.045.

     On August 28, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $375,000, for which Ms. Salkind paid NCT $375,000 cash. The note matures on February 28, 2004 and may be converted into common stock of NCT (at $0.055) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.055.

     Also on August 28, 2003, we cured our default under the August 14, 2002 note by issuing Ms. Salkind an 8% convertible note in the principal amount of $414,885. This amount represents the principal rolled over ($350,000), default penalty ($35,000) and accrued interest ($29,885). The note matures on February 28, 2004 and may be converted into common stock of NCT (at $0.055) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction therewith, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.055.

     On September 11, 2003, we cured our default under the August 29, 2002 note by issuing Ms. Salkind an 8% convertible note in the principal amount of $580,650. This amount represents the principal rolled over ($490,000), default penalty ($49,000) and accrued interest ($41,650). The note matures on March 11, 2004 and may be converted into common stock of NCT (at $0.050) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with this note, we issued Ms. Salkind a five-year warrant to acquire 2,500,000 shares of NCT common stock at an exercise price per share of $0.050.

     On September 12, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $400,000 due March 12, 2004, for which Ms. Salkind paid NCT $400,000 in cash. The note was convertible into common stock of NCT (at $0.050) and exchangeable for shares of common stock of any subsidiary of NCT (except Pro
Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.050. As described below, the September 12, 2003 note was consolidated with other outstanding notes into a new note dated December 31, 2003.

     On October 2, 2003, we cured our default under the September 9, 2002 note by issuing Ms. Salkind an 8% convertible note in the principal amount of $816,096. This amount represents the principal rolled over ($350,000), default penalty ($35,000), accrued interest ($31,096) and $400,000 in cash paid by Ms. Salkind to NCT. The note was due on April 4, 2004 and was convertible into common stock of NCT (at $0.043) and exchangeable for shares of common stock of any subsidiary of NCT (except Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 4,000,000 shares of NCT common stock at an exercise price per share of $0.043. As described below, the October 2, 2003 note was consolidated with other outstanding notes into a new note dated December 31, 2003.

     On October 14, 2003, we cured our default under the September 30, 2002 note by issuing Ms. Salkind an 8% convertible note in the principal amount of $4,469,019. This amount represents the principal rolled over ($3,770,098), default penalty ($377,010) and accrued interest ($321,911). The note matures on April 14, 2004 and may be converted into common stock of NCT (at $0.044) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 19,250,000 shares of NCT common stock at an exercise price per share of $0.044.

     Also on October 14, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $400,000, for which Ms. Salkind paid NCT $400,000 in cash. The note was due on April 14, 2004 and was convertible into common stock of NCT (at $0.044) and exchangeable for shares of common stock of any subsidiary of NCT (except Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of

NCT common stock at an exercise price per share of $0.044. As described below, this October 14, 2003 note was consolidated with other outstanding notes into a new note dated December 31, 2003.

     On November 3, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $400,000, for which Ms. Salkind paid NCT $400,000 in cash. The note was due on May 3, 2004 and was convertible into common stock of NCT (at $0.044) and exchangeable for shares of common stock of any subsidiary of NCT (except Pro Tech) that made a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,000,000 shares of NCT common stock at an exercise price per share of $0.044. As described below, the November 3, 2003 note was consolidated with other outstanding notes into a new note dated December 31, 2003.

     On November 21, 2003, we cured our default under the November 7, 2002 note by issuing Ms. Salkind an 8% convertible note in the principal amount of $474,154 representing the principal rolled over, default penalty (10% of the principal in default) and accrued interest. The note matures on May 21, 2004 and may be converted into common stock of NCT (at $0.041) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 2,250,000 shares of NCT common stock at an exercise price per share of $0.041.

     Also on November 21, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $425,000, for which Ms. Salkind paid NCT $425,000 in cash. The note matures on May 21, 2004 and may be converted into common stock of NCT (at $0.041) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 2,500,000 shares of NCT common stock at an exercise price per share of $0.041.

     On November 22, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $400,000. Ms. Salkind paid NCT $400,000 cash for the note. The note matures on May 22, 2004 and may be converted into common stock of NCT (at $0.041) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,500,000 shares of NCT common stock at an exercise price per share of $0.041.

     On December 15, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $400,000, for which Ms. Salkind paid NCT $400,000 cash. The note matures on June 15, 2004 and may be converted into common stock of NCT (at $0.037) and exchanged for shares of common stock of any subsidiary of NCT
(except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 2,500,000 shares of NCT common stock at an exercise price per share of $0.037.

     Also on December 15, 2003, we cured our defaults under the notes dated November 20, 2002, December 2, 2002, May 15, 2003, May 22, 2003 and May 28, 2003
by issuing Ms. Salkind an 8% convertible note in the principal amount of $3,828,985. This amount represents the aggregate principal rolled over ($3,307,463), default penalty ($330,746) and accrued interest ($190,776). The note matures on June 15, 2004 and may be converted into common stock of NCT (at $0.037) and exchanged for shares of common stock of any subsidiary of NCT
(except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction therewith, we issued Ms. Salkind a five-year warrant to acquire 16,500,000 shares of NCT common stock at an exercise price per share of $0.037.

     On December 31, 2003, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $785,000, for which Ms. Salkind paid NCT $785,000 in cash. The note matures on June 30, 2004 and may be converted into common stock of NCT (at $0.040) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 5,500,000 shares of NCT common stock at an exercise price per share of $0.040.

     Also on December 31, 2003, we cured our default under the notes dated December 16, 2002, December 26, 2002, December 30, 2002, June 12, 2003, June 12,
2003 and June 28, 2003 by issuing Ms. Salkind an 8% convertible note in the principal amount of $7,479,385 representing the aggregate principal rolled over ($6,426,299), default penalty (10% of the principal in default) and accrued interest. The note matures on June 30, 2004 and may be converted into common stock of NCT (at $0.040) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 32,250,000 shares of NCT common stock at an exercise price per share of $0.040.

     Also on December 31, 2003 at the request of Ms. Salkind, we consolidated four notes in advance of their maturities into one 8% convertible note in the principal amount of $3,050,000. Consideration for this note consisted of the surrender of notes dated September 12, 2003, October 2, 2003, October 14, 2003 and November 3, 2003 in aggregate principal amount of $2,016,096 along with accrued interest through December 31, 2003 and $996,238 additional note principal in consideration of willingness for continued funding provided by Carole Salkind. The note is due on demand and may be converted into common stock of NCT (at $0.040) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price thereof).

Consulting Agreements with Affiliates of Carole Salkind

     From time to time, NCT has entered into consulting agreements with the following entities that are affiliates of Carole Salkind: Acme Associates, Inc.; Leben Care, Inc.; Stop Noise, Inc. (formerly known as Stopnoise.com, Inc.); Motorworld, Incorporated; Inframe, Inc.; Avant Interactive, Inc.; Turbo Networks, Inc. and Maple Industries, Inc. Carole Salkind is the sole shareholder of Acme Associates, Motorworld, Inframe, Avant, Turbo Networks and Maple. Carole Salkind's son Steven Salkind is the sole shareholder of Leben Care and Stop Noise. As such, all of the options granted to the consultants are attributed to Ms. Salkind. We believe that the consulting agreements made with affiliates of Ms. Salkind are as fair to us as could have been made with unaffiliated parties.

     The consultants provide such on-going consulting services and advice in a number of areas pertaining to NCT's business affairs as NCT and its subsidiaries may from time to time reasonably request, including assisting NCT in corporate development, evaluating merger and acquisition opportunities, refining business plans, evaluating marketing and product development plans, strategy planning, and recruiting. The actual consulting services under these agreements are performed primarily by Morton Salkind, spouse of Carole Salkind, acting on behalf of the consultants (by John Harris on behalf of Stop Noise). Morton Salkind is 71 years of age. Mr. Salkind served as a member of NCT's Board of Directors from his appointment in July 1997 until his resignation in January 1999. He also served as a director of NCT Audio Products, Inc. from September 1997 to January 1999. Morton Salkind disclaims beneficial ownership of the consultant option shares attributed to Carole Salkind.

     The business purpose for having the consulting services be provided through corporations rather than through direct contracts with Messrs. Salkind and Harris is that it is only with the liability and other protections and benefits of the corporate form that the consulting services were offered. The arrangements have been with multiple corporations rather than one because that is the only manner in which the services were offered to NCT and, in some instances, because of the differing areas of operation as among the various corporations. Although there is some overlap in the consulting periods, the consulting services are different in each case and are based on the evolving needs and objectives of NCT and its subsidiaries and the need to draw on the respective areas of specialization of the consulting entities even where existing agreements have not yet lapsed. To the date hereof, the consulting services rendered have included the following: (1) advising on the strategic direction of NCT and its subsidiaries; (2) assisting NCT in corporate development; (3) evaluating merger, acquisition and joint venture opportunities;
(4) developing and refining business plans; (5) developing business and growth strategies; (6) advising on recruiting; (7) discussing product development issues and expansion; (8) serving as a marketing liaison and facilitator; (9) evaluating marketing plans; and (10) assisting with various contract negotiations. As noted above, primarily Morton Salkind acting on behalf of each of the entities performs the consulting services. Morton Salkind is a successful businessman who has vast experience in various industries. The basis for the expertise rendered primarily by Morton Salkind includes, among other things, education and experience as an entrepreneur, ownership of various companies, seasoning as a businessman who has served as chief executive officer of many
business   ventures,   active
oversight of the performance of companies, determination of the strategic and tactical direction of companies and an understanding of our proprietary technologies and the marketplace. The consulting entities have material business purposes other than providing consulting services to NCT, as follows:


                                                          Material Business Purpose Other Than
            Consultant                                    Providing Consulting Services to NCT
    ---------------------------            --------------------------------------------------------------------
    Leben Care, Inc.                       Building age- and health-restricted residences
    Stop Noise, Inc.                       Applying active noise cancellation to roadworks and large outdoor public facilities
    Acme Associates, Inc.                  Packaging and delivering interactive electronic products
    Motorworld, Incorporated               Producing and distributing electronic games for theme parks
    Inframe, Inc.                          Developing advanced interactive systems for games
    Avant Interactive, Inc.                Developing interactive user interfaces for computers and
                                           electronic devices
    Turbo Networks, Inc.                   Selling electronic data network products to government and large business offices
    Maple Industries, Inc.                 Real estate development


     As compensation for these consulting services, NCT has often agreed to pay cash fees and grant stock options to the consulting entities and provide health benefits to Mr. Salkind. The compensation under the consulting agreements results from negotiations between the parties in anticipation of the quality of services expected. For consulting agreements with a cash fee component, the cash fee is normally a monthly retainer to be paid at the end of the initial one-year consulting agreement term. The consulting agreements are automatically renewable for a period of one year provided the agreements are not cancelled by either party after the initial period of the first year. To date, NCT has not made any of the cash payments for these consulting fees. Health benefits, consisting of health insurance premiums, paid on behalf of Mr. Salkind were approximately $1,300, $1,600 and $2,200 in 2001, 2002 and 2003, respectively. In addition, NCT has often granted five-year stock options that vest immediately to the consultant at the then current market price of the NCT common stock. There has been no cash or non-cash consulting compensation paid by NCT directly to Carole Salkind or Morton Salkind or to any members of their families. We incur consulting fee expense from our accrual of cash fees and from the fair value charges of options issued. NCT has incurred consulting compensation to multiple consulting entities, but the services provided by these entities have not been contemporaneously received services. Instead, the services have been different in the case of each entity, based on the entity's area of operations and on the quantity of time spent on, and value of the advice provided to, NCT by the representative of the entity, relative to the quantity of time and value of the advice contemplated to be spent and provided by the entity in its consulting agreement. The consulting engagements and compensation of entities represented by Morton Salkind (Morton Salkind is not engaged or compensated directly) is not dependent upon the ongoing funding provided by Carole Salkind, Morton Salkind's wife.

     At December 31, 2003, cash compensation under consulting agreements with affiliates of Carole Salkind is as follows:


                                  Initial Term of
          Affiliate                  Agreement                 Cash Fee
  -------------------------    ---------------------  --------------------------
  Leben Care, Inc.              01/25/02 - 01/25/03    $2,500 per month retainer
                                (Replaced agreement           due 01/25/03
                                  dated 01/19/99)
  Stop Noise, Inc.              07/01/01 - 07/01/02              None
  Acme Associates, Inc.         09/30/02 - 09/30/03    $2,500 per month retainer
                                                              due 09/30/03
  Motorworld, Incorporated      12/26/02 - 12/26/03    $2,500 per month retainer
                                                              due 12/26/03
  Inframe, Inc.                 01/23/03 - 01/23/04    $2,500 per month retainer
                                                              due 01/23/04
  Avant Interactive, Inc.       02/11/03 - 02/11/04    $2,500 per month retainer
                                                              due 02/11/04

                                  Initial Term of
          Affiliate                  Agreement                 Cash Fee
  -------------------------    ---------------------  --------------------------
  Turbo Networks, Inc.          04/17/03 - 04/17/04    $2,500 per month retainer
                                                              due 04/17/04
  Maple Industries, Inc.        06/12/03 - 06/12/04    $2,500 per month retainer
                                                              due 06/12/04

     As of December 31, 2003, options (all of which are vested) to purchase shares of NCT common stock granted to affiliates of Ms. Salkind are as follows:




                                Grant        Expiration       Exercise             Shares
      Optionee                   Date           Date           Price               Granted
  ------------------------    ----------    ------------    ------------        --------------
  Leben Care, Inc.             01/08/02       01/24/07       $  0.0790             1,500,000
  Leben Care, Inc.             01/25/02       05/22/06          0.1300               600,000
  Leben Care, Inc.             01/25/02       05/22/06          0.1300               300,000
  Leben Care, Inc.             01/25/02       05/22/06          0.1300               450,000
  Leben Care, Inc.             01/25/02       05/22/06          0.1300               500,000
  Leben Care, Inc.             01/25/02       01/24/07          0.0900             5,000,000
                                                                                --------------
      Subtotal                                                                     8,350,000
                                                                                --------------

  Stop Noise, Inc.             02/27/02       06/30/06          0.1200               625,000
  Stop Noise, Inc.             02/27/02       10/08/06          0.0925             1,500,000
  Stop Noise, Inc.             02/27/02       02/26/07          0.0790             1,250,000
                                                                                --------------
      Subtotal                                                                     3,375,000
                                                                                --------------

  Acme Associates, Inc.        09/30/02       09/30/07          0.0700            50,000,000
  Acme Associates, Inc.        07/14/03       07/14/08          0.0312            25,000,000
  Acme Associates, Inc.        09/11/03       09/11/08          0.0520             7,500,000
  Acme Associates, Inc.        10/03/03       10/03/08          0.0430             5,750,000
  Acme Associates, Inc.        10/14/03       10/14/08          0.0440            44,000,000
  Acme Associates, Inc.        11/03/03       11/03/08          0.0450             2,000,000
  Acme Associates, Inc.        11/21/03       11/21/08          0.0410             6,500,000
  Acme Associates, Inc.        12/17/03       12/17/08          0.0370            99,750,000
                                                                                --------------
      Subtotal                                                                   240,500,000
                                                                                --------------

                                                                                --------------
  Motorworld, Incorporated     12/26/03       12/26/07          0.0420            23,000,000
                                                                                --------------

                                                                                --------------
  Inframe, Inc.                01/23/03       01/23/08          0.0420            23,000,000
                                                                                --------------

  Avant Interactive, Inc.      02/11/03       02/11/08          0.0400             7,000,000
  Avant Interactive, Inc.      03/12/03       03/12/08          0.0310            13,500,000
  Avant Interactive, Inc.      04/03/03       04/03/08          0.0290             2,000,000
  Avant Interactive, Inc.      04/11/03       04/11/08          0.0310             2,000,000
                                                                                --------------
      Subtotal                                                                    24,500,000
                                                                                --------------

  Turbo Networks, Inc.         04/17/03       04/17/08          0.0370             2,000,000
  Turbo Networks, Inc.         05/22/03       05/22/08          0.0420            18,550,000
  Turbo Networks, Inc.         06/28/03       06/28/08          0.0400             2,000,000
                                                                                --------------
      Subtotal                                                                    22,550,000
                                                                                --------------

                                                                                --------------
  Maple Industries, Inc.       06/12/03       06/12/08          0.0440            23,000,000
                                                                                --------------

      Total                                                                      368,275,000
                                                                                ==============

SpringerRun, Inc.

     On July 2, 2003, NCT entered into a consulting agreement with SpringerRun, Inc., under which SpringerRun provides consulting services to NCT and its subsidiaries, consisting primarily of raising capital and debt financing, identifying potential joint ventures and other strategic transactions and finding distributors, licensees and end users for products and technologies. The term of the SpringerRun agreement is one year, with possible renewals. Under the agreement, NCT will pay SpringerRun the following: for capital raised, 6% of the amount thereof plus 5% of the amount thereof in warrants to purchase NCT stock; for debt financing raised, 1% of the amount thereof; for joint ventures or distribution license or end user agreements entered into, 7% of NCT's net revenues therefrom for three years, 5% thereafter. In lieu of cash, some of the compensation described above may, at SpringerRun's request and if agreed to by NCT, be given as stock of NCT or of a joint venture entered into by NCT. The compensation formula and other material terms and conditions in this agreement are comparable to those used by NCT with similarly situated, unrelated consultants. To date, NCT has not paid SpringerRun any compensation under the agreement, and none is owed to it. John McCloy II, a Director of NCT, is also Chairman of the Board of Directors, Chief Executive Officer and a 40% shareholder of SpringerRun. John McCloy II's son John McCloy III is President, Treasurer, Secretary, a Director and a 25% shareholder of SpringerRun. John McCloy II's son Rush McCloy is a 25% shareholder of SpringerRun.

Spyder Technologies Group, LLC

     On October 24, 2002, Artera Group, Inc. entered into a master distributor agreement with Spyder Technologies Group, LLC under which Spyder distributed the Artera Turbo service in Puerto Rico, the U.S. Virgin Islands and a number of countries in the Caribbean region. The term of the agreement was through February 2008. Compensation consisted of a commission to Spyder of 50% of gross revenues on sales originated by local distributors that were brought to Artera by Spyder, out of which those distributors were to be paid 30% to 40% of gross revenues as a commission from Spyder. With some exceptions in Puerto Rico and the U.S. Virgin Islands, Spyder's distribution rights were exclusive, although Artera had the right to terminate the exclusivity in February of each year beginning 2004 if specified revenue thresholds were not met. The compensation structure, commission rate and other material terms of the agreement were comparable to those used by Artera with similarly situated, unrelated master distributors at the time. On October 1, 2003, Artera and Spyder entered into a new, superseding master distributor agreement for Puerto Rico, the U.S. Virgin Islands and these same countries in the Caribbean. The new agreement changed the compensation structure from one of commissions from Artera to Spyder for distributors brought by Spyder to Artera, to one of royalties from Spyder to Artera on sales to distributors by Spyder. The royalties are calculated on a per unit basis and vary based upon the size and category of the end user of the product and the support services provided by Artera. The term of the new agreement is through February 2008. The compensation structure, royalty rates and other material terms of the agreement are comparable to those used by Artera with similarly situated, unrelated master distributors.

     On October 24, 2002, Artera entered into a master distributor agreement with Spyder under which Spyder distributed the Artera Turbo service in the United States. The term of the agreement was through October 2003, with either party having the right to terminate upon 30 days' notice thereafter. Compensation consisted of a commission to Spyder of 50% of gross revenues on sales originated by U.S. distributors that were brought to Artera by Spyder, out of which those distributors were to be paid 30% to 40% of gross revenues as a commission from Spyder. Spyder's distribution rights in the U.S. were non-exclusive. The compensation structure, commission rate and other material terms of the agreement were comparable to those used by Artera with similarly situated, unrelated master distributors at the time. On September 1, 2003, Artera and Spyder entered into a new, superseding master distributor agreement for the U.S., with expansion to cover Canada, South America and Central America. The new agreement changed the compensation structure from one of commissions from Artera to Spyder for distributors brought by Spyder to Artera, to one of royalties from Spyder to Artera on sales to distributors by Spyder. The royalties are calculated on a per unit basis and vary based upon the size and category of the end user of the product and the support services provided by Artera. The term of the new agreement is five years. The compensation structure, royalty rates and other material terms of the agreement are comparable to those used by Artera with similarly situated, unrelated master distributors.

     On September 1, 2003, Artera entered into a reseller agreement with Spyder under which Spyder resells the Artera Turbo service in the United States, Canada, South America and Central America. Spyder is to pay Artera per unit royalties that vary based upon the size and category of the end user of the product. The term of the agreement is one year, with possible renewals. The compensation structure, royalty rates and other material terms of the agreement are comparable to those used by Artera with similarly situated, unrelated resellers.

     Under all of the Spyder agreements, Spyder earned aggregate commissions of $143 and $3,017 for the years ended December 31, 2002 and 2003, respectively, and to date, Spyder has not paid Artera any royalties.

     In addition, from time to time on an "as needed" basis, Spyder provides technical consulting services to Artera pertaining to Artera Turbo. For the years ended December 31, 2002 and 2003, Spyder earned aggregate technical consulting fees of $12,330 and $86,840, respectively.

     Jonathan Parrella, the son of NCT's Chairman and Chief Executive Officer, is President of and holds a 45% ownership interest in Spyder. Bulldog
Communications, Inc. holds a 25% ownership interest in Spyder. Bulldog Communications, Inc. is owned 20% by each of Michael Parrella, Karen Parrella, Michael Parrella, Jr., Jonathan Parrella and Daniel Parrella (the Chairman and Chief Executive Officer of NCT, and, respectively, his wife and three sons). Michael Parrella, Jr. is an officer of Artera Group. Michael Parrella is also the Chairman of the Board, and Karen Parrella is the President, of Bulldog Communications.

     As of December 31, 2003, Jonathan Parrella held options to acquire 1,000,000 shares of NCT common stock at an exercise price of $0.13 per share. These options were transferred to him by his father in November 2002.

Indebtedness of Management

     On various dates commencing in 2000, Jonathan M. Charry, Ph.D., NCT's Senior Vice President, Corporate Development, entered into short-term promissory notes to borrow funds from NCT in anticipation of cash overrides due him under his incentive compensation arrangement described above in "Compensation Arrangements with Certain Officers and Directors." Effective May 1, 2002, the borrowed funds had not been repaid but were consolidated with interest into an outstanding promissory note due January 15, 2003 for an aggregate principal amount owed to NCT of $107,960. The due date of this note represents an extension from May 1, 2002 which itself was a product of prior extensions. This note went into default on January 15, 2003. NCT is seeking to collect on the May 1, 2002 note. However, NCT believes that incentive compensation that is or will be due Dr. Charry may offset the amount owed NCT. The note bore interest at an annual rate of 6.0% through its due date of January 15, 2003, and bears interest at prime plus 5% thereafter.

Indemnification of Management

     On or about December 5, 2002, NCT agreed to indemnify three individuals, NCT directors and officers, who had each also served as a Director of Artera Group International Limited, a U.K.-based subsidiary, prior to its entering into liquidation proceedings (refer to Note 19 - notes to the consolidated financial statements) for any liabilities that may arise against them from claims under
Section 214 of the U.K. Insolvency Act and to provide them with legal representation with respect to the claims. For additional information about this matter, see the section "Legal Proceedings."

     On or about January 27, 2003, NCT agreed to indemnify NCT's Chairman and Chief Executive Officer for any liabilities that may arise against him in a lawsuit brought in Connecticut against him, NCT and NCT's subsidiary Distributed Media Corporation by Production Resource Group (PRG) and to provide him with legal representation in the suit. For additional information about this matter, see the section "Legal Proceedings."

     On or about January 14, 2004, NCT agreed to indemnify five individuals, NCT directors and officers, for any liabilities that may arise against them in a lawsuit brought in Delaware against them, NCT and NCT's subsidiary Distributed Media Corporation by PRG and to provide them with legal representation in the suit. This Delaware suit is separate from but related to the Connecticut suit brought by PRG described above. For additional information about this matter, see the section "Legal Proceedings."

Management Guarantee of Indebtedness

     Michael Parrella, NCT's Chairman of the Board of Directors and Chief Executive Officer, personally guaranteed the repayment of a $400,000 bridge-financing note issued by NCT to Alpha Capital Aktiengesellschaft on December 27, 2001. The guarantee was extinguished in conjunction with new financing completed on January 10, 2002 ($550,000 convertible note issued to Alpha Capital).

Crammer Road LLC, former owner of DMC New York, Inc.

     In June 2002, we completed our acquisition of 12,000 shares (75%) of DMC New York, Inc. from Crammer Road LLC, a Cayman Islands limited liability company. This was pursuant to a June 21, 2002 exchange agreement with Crammer Road to acquire the remaining 12,000 shares of DMC NY in exchange for 1,800 shares of our series H convertible preferred stock and $120,000 in cash. Pursuant to an April 12, 2001 exchange agreement and an April 12, 2001 securities purchase agreement, NCT acquired a 25% interest in DMC NY for $4.0 million from Crammer Road, then the sole stockholder of DMC NY. DMC NY was the owner of 16 licenses previously purchased from our subsidiary, Distributed Media Corporation. The acquisitions resulted in charges to our consolidated statements of operations because DMC NY has not commenced operations. DMC NY has not recorded any revenue, and apart from its New York license rights, has no other assets or operations. Our 2001 financial statements include an aggregate $18.0 million charge, classified as "write downs of investment and repurchased licenses" in our consolidated statement of operations, for the acquisition of 4,000 shares of DMC NY and our obligation to acquire the remaining 12,000 shares of DMC NY. Our 2002 financial statements include an additional charge of $9.2 million for this acquisition classified as "write downs of investment and repurchased licenses" in our consolidated statement of operations.

     The consideration we paid to Crammer Road in 2001 for this acquisition consisted of a $1.0 million convertible note due December 31, 2001 (accruing interest at 2% per month), $1.0 million in cash (an escrow account was established with Crammer Road's counsel as a matter of convenience in funding our purchase of 1,000 shares of DMC NY common stock; we received from Vidikron in April 2001 $1 million cash paid into that escrow account on our behalf, which we used to acquire the 1,000 shares of DMC NY) and $2.0 million of our common stock (13,333,333 million shares subject to increase based upon a repricing provision). Because we intended to acquire the remaining 75% interest in DMC NY pursuant to an April 12, 2001 private equity credit agreement with Crammer Road, we accrued $14.0 million in 2001, our cost of repurchasing the remaining 12,000 shares of DMC NY under that the 2001 private equity credit agreement. However, as a result of our completion of the purchase of the remaining 12,000 shares of DMC NY pursuant to the June 2002 exchange agreement, our acquisition of all 16,000 shares of DMC NY totaled an aggregate of approximately $27.2 million ($1 million cash, shares of our common stock valued at $2 million, a $1 million note, $18 million in value of our series H preferred stock and approximately $5.2 million representing the additional value resulting from the conversion rate of 75% of the fair market value, as defined, of NCT common stock into which the series H preferred stock is convertible). Those 16,000 shares of DMC NY (100% of DMC NY) represented the 16 New York area DMC licenses we had sold for $4.0 million in cash and the exchange of 9,600 shares of our preferred stock ($9.6 million stated value that investors had acquired for approximately $5.4 million in cash). The purchase price was arrived at in various negotiations between NCT and Crammer Road. NCT believed the purchase price was a reasonable one because the sale resulted in NCT's control of the number one designated market area. NCT believed that the repurchase of licenses previously sold preserved their value because NCT retrieved the licenses from licensees who were not exploiting them (by not securing locations to house Sight & Sound units nor securing advertisers to air or display ads on the Sight & Sound units) and made the licenses available for sale again in the future at prices that would better reflect anticipated operational revenue. We did not obtain a valuation from an outside firm regarding the acquisition of DMC NY. While we are not currently marketing the licenses, we believe we will be able to resell the licenses for a value in excess of $9.4 million. We believe that the licenses should command a high price once the advertising industry has recovered and companies increase their spending on advertising. Our expectation is based upon our current installations proving the viability of the system and the ability to generate revenue. We believe that our system has unique features that make it difficult to replicate. In addition, we believe that the establishment of an authorized library of music in various genres and a means for monitoring the required royalty payments is a barrier to entry to potential competitors. Please note that we increased our Sight & Sound installations in health care facilities during 2003 at an increasing rate compared to 2002. We had eight installations at December 31, 2002 compared to 20 as of December 31, 2003, an increase of 150%. To date in 2004, we have already increased our installations in health care facilities by more than 150% compared to the installed base as of December 31, 2003. Further, we have increased our advertising contracts, only some of which has been reflected in our revenue.

     Crammer Road obtained the 16 DMC licenses from other investors in private transactions. In 2000, five investors in our series E and F preferred stock (see below) contributed their 16 New York area DMC licenses to Crammer Road in a private transaction, in exchange for membership interests in Crammer Road. The investors holding the licenses advised NCT and DMC of plans to contribute the licenses to Crammer Road. NCT and DMC did not object to those contributions. The investors who initially owned the 16 DMC licenses had paid for them in 1999 with $4 million in cash and by surrendering to NCT $9.6 million in stated value of NCT series E and F preferred stock (9,600 shares at the stated value of $1,000 per share) for which they had paid an aggregate of approximately $5.4 million; thus their cash basis in the 16 DMC licenses was approximately $9.4 million. The holders of our series E and F preferred stock were the original purchasers of the DMC licenses. These investors were not under common control at the time of the 1999 transaction. We issued 12,454 shares of our series E preferred stock from December 30, 1998 through April 13, 1999 for approximately $4.0 million in cash, 1,700 shares of our series C preferred stock and 2.1 million shares of our common stock (approximately $617 per share). On August 10, 1999, we issued 8,500 shares of our series F preferred stock for approximately $1.0 million in cash (approximately $118 per share). The relationship of the stated value of the series F preferred stock to the consideration received therefore reflected what NCT was able to command for the investment at the time. The series F preferred stock subscription agreement provided, at the company's election, that the investors would invest up to an additional $4.0 million in cash or in kind at a future date. On September 10, 1999, these preferred stock investors entered into a subscription agreement to acquire four DMC licenses for $4 million. Due to the extreme discount of the preferred stock stated value to the consideration received, for accounting purposes, NCT treated the $4 million cash attributed to the four DMC licenses as additional consideration for its series F preferred stock as the series F subscription agreement provided that the investors may invest up to $4.0 million at a future date and there was a proximity in time between the two distinct transactions, August 10, 1999 for the series F preferred stock placement and September 10, 1999 for the $4.0 million DMC license subscription. The purchasers of our series E and F preferred stock (except one investor) were the same investors who contributed the 16 licenses to Crammer Road. The capital contribution of licenses to Crammer Road was for purposes of administrative convenience to provide for such contributors' undertakings in respect of their investment in Crammer Road. In turn, Crammer Road's purpose for contributing the 16 licenses to DMC NY was to provide it a perceived form of liquidity, possibly through an initial public offering or through the acquisition of DMC NY by Distributed Media Corporation or NCT (possibly using shares of NCT common stock issued under the 2000 private equity credit agreement). The licensees apparently lacked the ability or interest to initiate services under the license agreements. More than nine months had lapsed since the execution of the license agreements. The licensees had not identified any locations to house the Sight & Sound units nor had they secured any advertising contracts. Thus, by September 2000, we realized that the licensees were unable to properly exploit the licenses in their respective market areas. Concurrently, due to a lack of capital (DMC expected some capital would have been provided by licensees' payment of fees for services rendered by DMC on their behalf and at their request), DMC was unable to execute its business plan to provide, install and operate its digital broadcast system at locations in the New York area. DMC intended to secure its own (national account) locations to house the Sight & Sound units and obtain its own (national account) advertisers. A large number of Sight & Sound locations were needed to attract advertisers. Because neither DMC nor the licensees had been successful in securing locations to house the Sight & Sound units or in obtaining advertising contracts, Crammer Road did not perceive that it had an opportunity to exploit the licenses in a viable business venture without a large infusion of cash. On September 27, 2000, DMC NY, pursuant to a license exchange agreement, issued 16,000 shares of its common stock in exchange for 16 licenses held by Crammer Road. Certain officers and directors of NCT comprise 100% of the Board of Directors of DMC New York, specifically, Michael Parrella (NCT's Chairman of the Board of Directors and Chief Executive Officer), Irene Lebovics (NCT's President and a director of NCT) and Cy Hammond (NCT's Senior Vice President, Chief Financial Officer and a director of NCT).

     The entities that contributed licenses to Crammer Road and the controlling persons thereof were as follows: Sovereign Partners, LP - Mr. Stephen Hicks / Mr. Daniel Pickett; Dominion Capital Fund, Ltd. - Mr. David Sims; Canadian Advantage Limited Partnership - Mr. Mark Valentine; Atlantis Capital Fund, Ltd.
- Mr. David Sims. Mr. David Sims of Navigator Management Limited has voting and dispositive control of NCT shares on behalf of Crammer Road LLC. Further, each of the following entities are investors in Crammer Road LLC and were previously investors in NCT: Advantage Bermuda Fund, Ltd.; Atlantis Capital Fund, Ltd.; Canadian Advantage Limited Partnership; Dominion Capital Fund, Ltd.; and Sovereign Partners, LP. In addition, an affiliate of the prior investors in NCT has advisory roles with respect to two of the investors in Crammer Road LLC: VMH Management Ltd. (an affiliate of Thomson Kernaghan & Co., Ltd.) is the advisor to Advantage Bermuda Fund, Ltd. and Canadian Advantage Limited Partnership (these latter two funds have merged into Canadian Advantage Limited Partnership II). Southridge Capital Management is a sub advisor to Dominion Capital Fund, Ltd. and serves as a consultant to Atlantis Capital Fund, Ltd. and Canadian Advantage Limited Partnership II.

     As noted above, under the 2001 private equity credit agreement with Crammer Road, we intended to put shares of our common stock to Crammer Road in exchange for a combination of cash and the remaining shares of DMC NY common stock but upon further negotiations, reacquired those 12,000 shares, in connection with the 2002 exchange agreement, in exchange for our series H preferred stock. The June 2002 exchange agreement did not supersede the April 2001 private equity credit agreement although these agreements contemplated the same transaction. On July 25, 2002, we entered into a new private equity credit agreement with Crammer Road (this credit agreement did not replace the April 2001 credit agreement because the parties had unresolved issues outstanding, as explained below) that provides that shares of up to $50 million (the maximum commitment amount) of our common stock may be sold to Crammer Road pursuant to put notices delivered by the company to Crammer Road. The July 2002 credit agreement requires us to put at least $5 million (the minimum commitment amount) of our common stock, in exchange for cash, at a discount to market of 10%. Upon our puts of shares of our common stock under this equity credit line, the existing holders of our common stock will suffer immediate dilution of their shares. In conjunction with the execution of the July 2002 credit agreement, we issued a five-year warrant to Crammer Road for 1,000,000 shares of our common stock exercisable at $0.07375 per share. We are obligated to register for resale shares of our common stock for the warrant and the July 2002 credit agreement in an amount no less than 112% of the maximum commitment amount. Moreover, if we fail to issue shares for the minimum commitment amount during the commitment period (which terminates 24 months after effectiveness of a resale registration statement relating to the shares or earlier as described in the agreement), we must pay Crammer Road an amount equal to the product of (i) the minimum commitment amount, less the aggregate shares of our common stock actually delivered to Crammer Road under the equity credit line and (ii) the 10% discount (a maximum "penalty" of $500,000 calculated as $5.0 million times 10%). This penalty provision was as negotiated and agreed to by the parties.

     Crammer Road did not immediately release NCT from its obligations under the April 2001 private equity credit agreement and disagreed with NCT about what was required of NCT under a penalty provision in the April 2001 agreement. In September 2002, Crammer Road brought an action against us for claims arising out of the April 12, 2001 private equity credit agreement, a registration rights agreement relating thereto, an exchange agreement, a registration rights agreement relating thereto, two promissory notes and an additional side letter agreement. On October 30, 2002, NCT and Crammer Road executed a settlement agreement calling for dismissal of all claims of Crammer Road in the action or otherwise arising out of the April 12, 2001 agreements in consideration of the issuance by NCT to Crammer Road of 68 million shares of its common stock (approximately $5.4 million calculated at the last sale price on October 30, 2002). On December 11, 2002, the court approved the settlement agreement. On December 17, 2002, we issued Crammer Road 40 million of the 68 million shares. The other 28 million shares were issuable on 65 days' demand by Crammer Road (as agreed by the parties, so that Crammer Road would not exceed its contractual restriction of holding no more than 9.99% of NCT common stock at any point in time). On May 8, 2003, we issued Crammer Road the other 28 million shares of our common stock. Issuance of these 68 million shares to Crammer Road resolved all issues in dispute with Crammer Road pertaining to the 2001 agreement.

     Prior to the issuance of the 68 million settlement shares to Crammer Road, NCT had issued an aggregate of 22.2 million shares of its common stock to Crammer Road. Those shares were not registered and were not immediately tradable by Crammer Road. Those issuances were in connection with:

     o a $500,000 put to Crammer Road under the September 2000 private equity credit line (2.8 million shares);
     o the purchase of 2,000 shares of common stock of DMC NY (13.3 million shares); and
     o the exchange of a note issued on April 12, 2001 by NCT Video Displays, Inc., a wholly owned subsidiary of NCT (6.0 million shares).

Vidikron of America, Inc.

     On September 29, 2000, NCT and Distributed Media Corporation signed separate agreements to license various microbroadcasting technologies to Vidikron of America, Inc. for an aggregate of $2 million. Vidikron is a manufacturer of high-end home theater equipment. Vidikron's intention was to develop commercial video applications using the technology it licensed from NCT and DMC. We recognized an aggregate of $2 million in technology license revenue in fiscal 2000 attributable to Vidikron. We used $1 million of the proceeds from Vidikron for working capital and general corporate purposes and the other $1 million to acquire 1,000 shares of common stock of DMC NY in 2001. We constructively received $2 million from Vidikron in April 2001, comprised of $1 million cash and $1 million paid into an escrow account on our behalf which we used to acquire 1,000 shares of DMC NY. An escrow account was established with the seller's counsel as a matter of convenience in funding our purchase of 1,000 shares of DMC NY common stock. Crammer Road owned such shares of DMC NY. Crammer Road's sole corporate director is Navigator Management Ltd. The sole director of Navigator Management is David Sims. Vidikron's majority shareholder is Markland LLC. Markland's sole corporate director is also Navigator Management Ltd.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth the aggregate fees billed or accrued by NCT for the audit and other services provided by Eisner LLP for the years ended December 31, 2002 and 2003.

                                       Years Ended December 31,
                                   -------------------------------
                                       2002               2003
                                   --------------   --------------
    Audit Fees (a)                 $    167,000     $    177,000
    Audit-Related Fees (b)              100,000           95,000
    Tax Fees (c)                        100,000           65,000
    All Other Fees (d)
                                              -                -
                                   --------------   --------------
         Total                     $    367,000     $    337,000
                                   ==============   ==============

Footnotes:
----------
(a) Represents fees billed and accrued for professional services rendered in connection with the annual audit and quarterly review of the financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10-Q.
(b) Represents fees billed for professional services rendered in connection with our filing of registration statements on Form S-1 with the SEC.
(c) Represents fees billed for professional services rendered in conjunction with federal and state tax return preparation and other tax matters.
(d)  Represents fees for professional services other than those reported above.

     The audit committee specifically pre-approved Eisner LLP's fees for the company's 2002 and 2003 audits.


                                     PART IV

ITEM 15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 15(a)(1)   Financial Statements.

The following financial statements are filed as part of this Annual Report on Form 10-K:

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2003

Consolidated   Statements  of   Operations   and   Consolidated   Statements  of
Comprehensive Loss for the years ended December 31, 2001, 2002 and 2003

Consolidated Statements of Stockholders' Equity (Capital Deficit) for the years ended December 31, 2001, 2002 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

Notes to the Consolidated Financial Statements

Item 15(a)(2)   Financial Statement Schedules.

Independent Auditors' Report on Schedule II

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

Item 15(b)      Reports on Form 8-K.

No reports were filed on Form 8-K during the last quarter of 2003.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2004.


                                        NCT Group, Inc.
                                        ---------------
                                        (Registrant)


                                        By: /s/  Michael J. Parrella
                                            ------------------------------------
                                              Michael J. Parrella
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors
                                              (Principal Executive Officer)

                                        By: /s/  Cy E. Hammond
                                            ------------------------------------
                                              Cy E. Hammond
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Capacity                      Date
--------------------------------------------------------------------------------

                                Chief Executive Officer and
/s/ Michael J. Parrella      Chairman of the Board of Directors   April 8, 2004
---------------------------
    Michael J. Parrella


/s/ Irene Lebovics                President and Director          April 8, 2004
---------------------------
    Irene Lebovics


/s/ John J. McCloy                      Director                  April 8, 2004
---------------------------
    John J. McCloy II


/s/ Samuel A. Oolie                     Director                  April 8, 2004
---------------------------
    Samuel A. Oolie

                               Senior Vice President, Chief
/s/ Cy E. Hammond              Financial Officer and Director     April 8, 2004
---------------------------
    Cy E. Hammond

                        NCT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENT INDEX


                                                                                      Page
                                                                                      ----

Independent Auditors' Report                                                           F-1

Consolidated Balance Sheets as of December 31, 2002 and 2003                           F-2

Consolidated Statements of Operations and Consolidated Statements of                   F-3
Comprehensive Loss for the years F-3 ended December 31, 2001, 2002 and 2003

Consolidated Statements of Stockholders' Equity (Capital Deficit) for the years        F-4
ended December 31, 2001, 2002 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2001,           F-5
2002 and 2003

Notes to the Consolidated Financial Statements                                         F-6

Independent Auditors' Report on Schedule II                                            F-58

Schedule II                                                                            F-59


INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
NCT Group, Inc.


We have audited the accompanying consolidated balance sheets of NCT Group, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (capital deficit) and cash flows for each of the years ended December 31, 2001, 2002 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of NCT Group, Inc. and subsidiaries as of December 31, 2002 and 2003 and the consolidated results of their operations and their consolidated cash flows for each of the years ended December 31, 2001, 2002 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative cash flows from operating activities and it has incurred net losses from inception, has a working capital deficiency, is subject to a judgment against the Company and is in default on certain convertible notes payable. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted a new method of accounting for its goodwill and during 2003 the Company adopted a new accounting standard for its equity instruments with characteristics of both liabilities and equity.


/s/ Eisner LLP
------------------
Eisner LLP


New York, New York
March 12, 2004


With respect to Note 28
March 31, 2004


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Notes 3, 11 and 12)
                                                                                        (In thousands of dollars, except share data)

                                                                                              December 31,         December 31,
                                                                                                  2002                  2003
                                                                                              -------------        -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $       806          $       988
  Investment in available-for-sale marketable securities (Note 5)                                      102                   49
  Accounts receivable, net (Note 6)                                                                    245                  255
  Inventories, net  (Note 7)                                                                           622                  509
  Other current assets (includes $108 and $138, respectively, due from officers) (Note 9)              358                  310
                                                                                              -------------        -------------
         Total current assets                                                                        2,133                2,111

Property and equipment, net (Note 8)                                                                   954                  641
Goodwill, net (Notes 2 and 3)                                                                        7,184                7,184
Patent rights and other intangibles, net (Note 3)                                                    1,519                1,223
Other assets (includes $31 and zero, respectively, due from officer)(Note 9)                         1,779                1,616
                                                                                              -------------        -------------
                                                                                               $    13,569          $    12,775
                                                                                              =============        =============

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                             $     4,648          $     2,905
  Accrued expenses  (includes $1,242 and $1,128, respectively, related parties) (Note 10)           16,916               13,799
  Notes payable (Note 11)                                                                            3,540                3,403
  Related party convertible notes (due to a stockholder) (Notes 12 and 21)                          14,206               28,650
  Current maturities of convertible notes (Note 12)                                                  4,254                3,438
  Deferred revenue (Note 13)                                                                         2,877                2,763
  Shares of subsidiary subject to exchange into a variable number of shares (Note 14)                    -                  742
  Other current liabilities (Note 15)                                                                7,101                7,227
                                                                                              -------------        -------------
         Total current liabilities                                                                  53,542               62,927
                                                                                              -------------        -------------

Long-term liabilities:
  Deferred revenue (Note 13)                                                                         2,675                  535
  Convertible notes  (Note 12)                                                                         779                  675
  Other liabilities (Note 15)                                                                        1,557                1,536
                                                                                              -------------        -------------
         Total long-term liabilities                                                                 5,011                2,746
                                                                                              -------------        -------------

Commitments and contingencies (Note 24)

Minority interest in consolidated subsidiaries                                                       8,689                8,313
                                                                                              -------------        -------------
Capital deficit (Note 16):
Preferred stock, $.10 par value, 10,000,000 shares authorized:
  Convertible series H preferred stock, issued and outstanding, 1,800 and 1,725 shares, respectively (redemption amount $18,900,000 and $20,700,000, respectively)
   (liquidation amount $18,376,767 and $18,300,822, respectively)                                   18,377               18,301
Common stock, $.01 par value, authorized 645,000,000 shares:
   issued and outstanding, 483,474,345 and 641,970,392 shares, respectively                          4,835                6,420
Additional paid-in capital                                                                         180,899              205,102
Accumulated other comprehensive income (loss)                                                         (516)              (1,170)
Accumulated deficit                                                                               (259,564)            (289,864)
Shares payable, 29,248,170 and 3,029,608 shares, respectively                                        2,296                    -
                                                                                              -------------        -------------
         Total capital deficit                                                                     (53,673)             (61,211)
                                                                                              -------------        -------------
                                                                                               $    13,569          $    12,775
                                                                                              =============        =============

The accompanying notes are an integral part of the consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Note 3)

                                                                                 (In thousands of dollars, except per share amounts)
                                                                                            For the Years Ended December 31,
                                                                                 ---------------------------------------------------
REVENUE:                                                                               2001              2002             2003
                                                                                 ---------------    --------------    --------------
   Technology licensing fees and royalties                                        $     5,633        $    4,493        $    3,013
   Product sales, net                                                                   4,568             2,697             1,708
   Advertising                                                                            279               105                88
   Engineering and development services                                                   132                24                49
                                                                                 ---------------    --------------    --------------
          Total revenue                                                                10,612             7,319             4,858
                                                                                 ---------------    --------------    --------------

COSTS, EXPENSES AND OTHER INCOME:
   Cost of product sales                                                                3,340             1,279               787
   Cost of advertising                                                                    332                15                14
   Cost of engineering and development services                                             2                 8                53
   Selling, general and administrative (includes zero, $4,226, $8,514
       related party consulting expenses, respectively)(Note 21)                       18,734            14,773            17,511
   Research and development                                                             5,966             4,711             3,684
   Provision for doubtful accounts                                                        249                77                 8
   Impairment of goodwill, net (Notes 3 and 16)                                        14,114               300                 -
   Impairment of other intangibles (Note 3)                                                 -             2,116                 -
   Write downs of investment and repurchased licenses, net (includes $14,000,
      $9,199 and zero of related party expenses, respectively) (Notes 2 and 11)        20,778             9,199                 -
   Costs of exiting activities (Note 19)                                                1,886               145                 -
   Other (income) expense, net (Note 18)                                                 (937)             (321)             (244)
                                                                                 ---------------    --------------    --------------
          Total operating costs, expenses and other income                             64,464            32,302            21,813
Non-operating items:
   Other (income) expense, net (includes related party expenses of $2,106,
      $3,863 and $2,103, respectively) (Notes 18 and 21)                               16,099             7,411              (943)
   Interest expense (includes related party expenses of $1,864,
      $6,284 and $12,397, respectively)                                                 6,170             7,725            14,324
   Interest income                                                                        (43)              (14)              (36)
                                                                                 ---------------    --------------    --------------
          Total costs and expenses                                                     86,690            47,424            35,158
                                                                                 ---------------    --------------    --------------
LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                                                   (76,078)          (40,105)          (30,300)
  Cumulative effect of change in accounting principle (Note 5)                         (1,582)                -                 -
                                                                                 ---------------    --------------    --------------

NET LOSS                                                                          $   (77,660)       $  (40,105)       $  (30,300)

Less:  Beneficial conversion features (Notes 12 and 16)                                   392                46                 -
       Preferred stock dividends (Note 16)                                                969             2,817             2,948
                                                                                 ---------------    --------------    --------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                          $   (79,021)       $  (42,968)       $  (33,248)
                                                                                 ===============    ==============    ==============
Loss per share attributable to common stockholders:
   Loss attributable to common stockholders before cumulative
     effect of change in accounting principle                                     $     (0.20)       $    (0.10)       $    (0.06)
   Cumulative effect of change in accounting principle                                  (0.01)                -                 -
                                                                                 ---------------    --------------    --------------
   Basic and diluted                                                              $     (0.21)       $    (0.10)       $    (0.06)
                                                                                 ===============    ==============    ==============

Weighted average common shares outstanding -
   Basic and diluted                                                                  377,084           446,423           563,543
                                                                                 ===============    ==============    ==============

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Note 3)
                                                                                              (In thousands of dollars)
                                                                                            For the Years Ended December 31,
                                                                                 ---------------------------------------------------
                                                                                       2001              2002             2003
                                                                                 ---------------    --------------    --------------

NET LOSS                                                                          $   (77,660)       $  (40,105)       $  (30,300)
Other comprehensive income (loss):
   Currency translation adjustment                                                         (8)             (566)             (601)
   Adjustment of unrealized gain or loss / (unrealized loss) on
     available-for-sale marketable securities                                           3,379                 -               (53)
                                                                                 ---------------    --------------    --------------
COMPREHENSIVE LOSS                                                                $   (74,289)       $  (40,671)       $  (30,954)
                                                                                 ===============    ==============    ==============

The accompanying notes are an integral part of the consolidated financial statements.


  NCT GROUP, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT) (Note 3) (In thousands of dollars and shares)



                                                                        Convertible Preferred Stock
                                                                    -------------------------------------
                                                                        Series G           Series H               Common Stock
                                                                    -----------------   -----------------     ----------------------
                                                                    Shares     Amount   Shares     Amount      Shares        Amount
                                                                    ------     ------   ------    -------     --------      --------
  Balance at December 31, 2000                                         1       $  574       -     $     -      334,150      $ 3,341
  Sale of common stock                                                 -            -       -           -        2,000           20
  Sale of preferred stock                                              -            -       -           -            -            -
  Conversion of preferred stock                                       (1)        (582)      -           -        7,218           72
  Dividend to preferred shareholders                                   -            8       -           -            -            -
  Exchange of series A preferred stock in subsidiary                   -            -       -           -        2,976           30
  Dividend and amortization of discount on beneficial conversion
     price to subsidiary preferred and common shareholders             -            -       -           -            -            -
  Exchange of subsidiary common stock for common stock                 -            -       -           -        7,832           78
  Conversion of convertible debt plus inducement of $190               -            -       -           -        4,303           43
  Exchange of subsidiary convertible debt for common stock             -            -       -           -       32,925          330
  Sale of excess exchange shares of common stock net of
     commissions of $36                                                -            -       -           -            -            -
  Shares issued for settlement obligations/prepayments                 -            -       -           -        3,838           38
  Expenses to be paid with common stock                                -            -       -           -            -            -
  Shares returned for deposit of acquisition                           -            -       -           -         (245)          (2)
  Shares issued for acquisition of subsidiaries, repurchased
     licenses and exercise of option, less expenses of $237            -            -       -           -       23,476          234
  Liability for make up of value on shares issued to ITC               -            -       -           -            -            -
  Warrants issued in conjunction with convertible debt                 -            -       -           -            -            -
  Beneficial conversion features on convertible debt                   -            -       -           -            -            -
  Net loss                                                             -            -       -           -            -            -
  Currency translation adjustment                                      -            -       -           -            -            -
  Shares issued upon exercise of warrants                              -            -       -           -       10,000          100
  Valuation of available-for-sale marketable securities                -            -       -           -            -            -
  Compensatory common stock grants                                     -            -       -           -          358            4
  Compensatory stock options and warrants                              -            -       -           -            -            -
                                                                    ------     ------   ------    -------     --------      --------
  Balance at December 31, 2001                                         -       $    -       -     $     -      428,831      $ 4,288
  Sale of preferred stock, net                                         -            -       2      18,000            -            -
  Dividend to preferred shareholders                                   -            -       -         377            -            -
  Charges for the non-registration of the underlying shares of NCT
      to subsidiary preferred shareholders                             -            -       -           -            -            -
  Dividend and amortization of discounts on beneficial conversion
     price to subsidiary preferred shareholders                        -            -       -           -            -            -
  Exchange of subsidiary common stock for common stock                 -            -       -           -        6,073           61
  Conversion of convertible debt                                       -            -       -           -        5,611           56
  Exchange of subsidiary convertible debt for common stock             -            -       -           -        2,599           26
  Shares issued for settlement obligations/prepayments                 -            -       -           -       46,438          465
  Shares payable for settlement obligations                            -            -       -           -            -            -
  Retirement of treasury stock                                         -            -       -           -       (6,078)         (61)
  Warrants issued in conjunction with convertible debt
     and related rights                                                -            -       -           -            -            -
  Beneficial conversion feature on convertible debt                    -            -       -           -            -            -
  Net loss                                                             -            -       -           -            -            -
  Currency translation adjustment                                      -            -       -           -            -            -
  Compensatory stock options and warrants                              -            -       -           -            -            -
  Expenses related to prior sale of stock                              -            -       -           -            -            -
                                                                    ------     ------   ------    -------     --------      --------
  Balance at December 31, 2002                                         -       $    -       2     $18,377      483,474      $ 4,835
  Conversion of preferred stock                                        -            -       -        (785)      23,058          231
  Dividend to preferred shareholders                                   -            -       -         709            -            -
  Charges for the non-registration of the underlying shares of NCT
      to subsidiary preferred shareholders                             -            -       -           -            -            -
  Dividend and amortization of discounts on beneficial conversion
     price to subsidiary preferred shareholders                        -            -       -           -            -            -
  Reversal of redemption adjustment on subsidiary preferred            -            -       -           -            -            -
  Exchange of subsidiary convertible debt for common stock             -            -       -           -       42,093          421
  Shares issued for settlement obligations/prepayments                 -            -       -           -       93,345          933
  Warrants issued in conjunction with convertible debt
     and related rights                                                -            -       -           -            -            -
  Beneficial conversion feature on convertible debt                    -            -       -           -            -            -
  Net loss                                                             -            -       -           -            -            -
  Currency translation adjustment                                      -            -       -           -            -            -
  Valuation of available-for-sale marketable securities                -            -       -           -            -            -
  Compensatory stock options and warrants                              -            -       -           -            -            -
  Adjustment of monetary value on subsidiary shares upon
     adoption of SFAS 150                                              -           -       -            -            -            -
  Expenses related to prior sale of stock                              -           -       -            -            -            -
                                                                    ------     ------   ------    -------     --------      --------
  Balance at December 31, 2003                                         -       $   -       2      $18,301      641,970      $ 6,420
                                                                    ======     ======   ======    =======     ========      ========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.
====================================================================================================================================




                                                                                                     Accumulated
                                                                          Additional      Accumu-       Other
                                                                           Paid-in        lated      Comprehensive      Shares
                                                                           Capital       Deficit     Income/(Loss)      Payable
                                                                         -----------   ----------    -------------    -----------
  Balance at December 31, 2000                                           $ 154,838     $ (141,799)   $  (3,321)        $  (213)
  Sale of common stock                                                         166              -            -               -
  Sale of preferred stock                                                        -              -            -               -
  Conversion of preferred stock                                                510              -            -               -
  Dividend to preferred shareholders                                            (8)             -            -               -
  Exchange of series A preferred stock in subsidiary                           267              -            -               -
  Dividend and amortization of discount on beneficial conversion
     price to subsidiary preferred and common shareholders                  (1,353)             -            -               -
  Exchange of subsidiary common stock for common stock                       1,155              -            -               -
  Conversion of convertible debt plus inducement of $190                       707              -            -               -
  Exchange of subsidiary convertible debt for common stock                   3,329              -            -               -
  Sale of excess exchange shares of common stock net of
     commissions of $36                                                        164              -            -               -
  Shares issued for settlement obligations/prepayments                        (221)             -            -               -
  Expenses to be paid with common stock                                          -              -            -               -
  Shares returned for deposit of acquisition                                  (123)             -            -               -
  Shares issued for acquisition of subsidiaries, repurchased
     licenses and exercise of option, less expenses of $237                  2,138              -            -             213
  Liability for make up of value on shares issued to ITC                      (610)             -            -               -
  Warrants issued in conjunction with convertible debt                         747              -            -               -
  Beneficial conversion features on convertible debt                         1,748              -            -               -
  Net loss                                                                       -        (77,660)           -               -
  Currency translation adjustment                                                -              -           (8)              -
  Shares issued upon exercise of warrants                                      700              -            -               -
  Valuation of available-for-sale marketable securities                          -              -        3,379               -
  Compensatory common stock grants                                              30              -            -               -
  Compensatory stock options and warrants                                      437              -            -               -
                                                                         -----------   ----------    -------------    -----------
  Balance at December 31, 2001                                           $ 164,621     $ (219,459)   $      50         $     -
  Sale of preferred stock, net                                               5,309              -            -               -
  Dividend to preferred shareholders                                          (377)             -            -               -
  Charges for the non-registration of the underlying shares of NCT
      to subsidiary preferred shareholders                                  (2,086)             -            -               -
  Dividend and amortization of discounts on beneficial conversion
     price to subsidiary preferred shareholders                               (400)             -            -               -
  Exchange of subsidiary common stock for common stock                         409              -            -               -
  Conversion of convertible debt                                               348              -            -               -
  Exchange of subsidiary convertible debt for common stock                     193              -            -               -
  Shares issued for settlement obligations/prepayments                       3,260              -            -               -
  Shares payable for settlement obligations                                      -              -            -           2,296
  Retirement of treasury stock                                              (2,902)             -            -               -
  Warrants issued in conjunction with convertible debt
     and related rights                                                      4,492              -            -               -
  Beneficial conversion feature on convertible debt                          3,422              -            -               -
  Net loss                                                                       -        (40,105)           -               -
  Currency translation adjustment                                                -              -         (566)              -
  Compensatory stock options and warrants                                    4,747              -            -               -
  Expenses related to prior sale of stock                                     (137)             -            -               -
                                                                         -----------   ----------    -------------    -----------
  Balance at December 31, 2002                                           $ 180,899     $ (259,564)   $    (516)        $ 2,296
  Conversion of preferred stock                                                554              -            -               -
  Dividend to preferred shareholders                                          (709)             -            -               -
  Charges for the non-registration of the underlying shares of NCT
      to subsidiary preferred shareholders                                  (1,896)             -            -               -
  Dividend and amortization of discounts on beneficial conversion
     price to subsidiary preferred shareholders                               (343)             -            -               -
  Reversal of redemption adjustment on subsidiary preferred                    125              -            -               -
  Exchange of subsidiary convertible debt for common stock                   1,333              -            -               -
  Shares issued for settlement obligations/prepayments                       5,488              -            -          (2,296)
  Warrants issued in conjunction with convertible debt
     and related rights                                                      5,415              -            -               -
  Beneficial conversion feature on convertible debt                          5,959              -            -               -
  Net loss                                                                       -        (30,300)           -               -
  Currency translation adjustment                                                -              -         (601)              -
  Valuation of available-for-sale marketable securities                          -              -          (53)              -
  Compensatory stock options and warrants                                    8,429              -            -               -
  Adjustment of monetary value on subsidiary shares upon
     adoption of SFAS 150                                                     (138)             -            -               -
  Expenses related to prior sale of stock                                      (14)             -            -               -
                                                                         -----------   ----------    -------------    -----------
  Balance at December 31, 2003                                           $ 205,102     $ (289,864)   $  (1,170)        $     -
                                                                         ===========   ==========    =============    ===========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.
====================================================================================================================================


                                                                     Unearned
                                                                     Portion of    Expenses
                                                                      Compen-     to be Paid
                                                                      satory         with           Treasury Stock
                                                                      Option/       Common        --------------------
                                                                      Warrant        Stock        Shares       Amount      Total
                                                                    -----------  -----------      -------    ---------   -----------
  Balance at December 31, 2000                                        $  (37)      $  (562)        6,078     $ (2,963)   $   9,858
  Sale of common stock                                                     -             -             -            -          186
  Sale of preferred stock                                                  -             -             -            -            -
  Conversion of preferred stock                                            -             -             -            -            -
  Dividend to preferred shareholders                                       -             -             -            -            -
  Exchange of series A preferred stock in subsidiary                       -             -             -            -          297
  Dividend and amortization of discount on beneficial conversion
     price to subsidiary preferred and common shareholders                 -             -             -            -       (1,353)
  Exchange of subsidiary common stock for common stock                     -             -             -            -        1,233
  Conversion of convertible debt plus inducement of $190                   -             -             -            -          750
  Exchange of subsidiary convertible debt for common stock                 -             -             -            -        3,659
  Sale of excess exchange shares of common stock net of
     commissions of $36                                                    -             -             -            -          164
  Shares issued for settlement obligations/prepayments                     -             -             -            -         (183)
  Expenses to be paid with common stock                                    -           562             -            -          562
  Shares returned for deposit of acquisition                               -             -             -            -         (125)
  Shares issued for acquisition of subsidiaries, repurchased
     licenses and exercise of option, less expenses of $237                -             -             -            -        2,585
  Liability for make up of value on shares issued to ITC                   -             -             -            -         (610)
  Warrants issued in conjunction with convertible debt                     -             -             -            -          747
  Beneficial conversion features on convertible debt                       -             -             -            -        1,748
  Net loss                                                                 -             -             -            -      (77,660)
  Currency translation adjustment                                          -             -             -            -           (8)
  Shares issued upon exercise of warrants                                  -             -             -            -          800
  Valuation of available-for-sale marketable securities                    -             -             -            -        3,379
  Compensatory common stock grants                                         -             -             -            -           34
  Compensatory stock options and warrants                                 37             -             -            -          474
                                                                    -----------  -----------      -------    ---------   -----------
  Balance at December 31, 2001                                        $    -       $     -         6,078     $ (2,963)   $ (53,463)
  Sale of preferred stock, net                                             -             -             -            -       23,309
  Dividend to preferred shareholders                                       -             -             -            -            -
  Charges for the non-registration of the underlying shares of NCT
      to subsidiary preferred shareholders                                 -             -             -            -       (2,086)
  Dividend and amortization of discounts on beneficial conversion
     price to subsidiary preferred shareholders                            -             -             -            -         (400)
  Exchange of subsidiary common stock for common stock                     -             -             -            -          470
  Conversion of convertible debt                                           -             -             -            -          404
  Exchange of subsidiary convertible debt for common stock                 -             -             -            -          219
  Shares issued for settlement obligations/prepayments                     -             -             -            -        3,725
  Shares payable for settlement obligations                                -             -             -            -        2,296
  Retirement of treasury stock                                             -             -        (6,078)       2,963            -
  Warrants issued in conjunction with convertible debt
     and related rights                                                    -             -             -            -        4,492
  Beneficial conversion feature on convertible debt                        -             -             -            -        3,422
  Net loss                                                                 -             -             -            -      (40,105)
  Currency translation adjustment                                          -             -             -            -         (566)
  Compensatory stock options and warrants                                  -             -             -            -        4,747
  Expenses related to prior sale of stock                                  -             -             -            -         (137)
                                                                    -----------  -----------      -------    ---------   -----------
  Balance at December 31, 2002                                        $    -       $     -             -     $      -    $ (53,673)
  Conversion of preferred stock                                            -             -             -            -            -
  Dividend to preferred shareholders                                       -             -             -            -            -
  Charges for the non-registration of the underlying shares of NCT
      to subsidiary preferred shareholders                                 -             -             -            -       (1,896)
  Dividend and amortization of discounts on beneficial conversion
     price to subsidiary preferred shareholders                            -             -             -            -         (343)
  Reversal of redemption adjustment on subsidiary preferred                -             -             -            -          125
  Exchange of subsidiary convertible debt for common stock                 -             -             -            -        1,754
  Shares issued for settlement obligations/prepayments                     -             -             -            -        4,125
  Warrants issued in conjunction with convertible debt
     and related rights                                                    -             -             -            -        5,415
  Beneficial conversion feature on convertible debt                        -             -             -            -        5,959
  Net loss                                                                 -             -             -            -      (30,300)
  Currency translation adjustment                                          -             -             -            -         (601)
  Valuation of available-for-sale marketable securities                    -             -             -            -          (53)
  Compensatory stock options and warrants                                  -             -             -            -        8,429
  Adjustment of monetary value on subsidiary shares upon
     adoption of SFAS 150                                                  -             -             -            -         (138)
  Expenses related to prior sale of stock                                  -             -             -            -          (14)
                                                                    -----------  -----------      -------    ---------   -----------
  Balance at December 31, 2003                                        $    -       $     -             -     $      -    $ (61,211)
                                                                    ===========  ===========      =======    =========   ===========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.
====================================================================================================================================


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 3 and 20)
                                                                                                 (In thousands of dollars)
                                                                                              For the Years Ended December 31,
                                                                                          ------------------------------------------
                                                                                             2001          2002          2003
                                                                                          -----------   -----------   --------------
Cash flows from operating activities:
  Net loss                                                                                $ (77,660)    $ (40,105)    $ (30,300)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                            2,977         1,305           724
     Common stock, warrants and options issued as consideration for:
        Compensation                                                                             37           169             -
        Operating expenses (includes zero, $4,081 and $8,349, respectively,related
        party consulting expenses)                                                              637         4,792         8,429
     Provision for inventory                                                                    691            76          (122)
     Provision for doubtful accounts and uncollectible amounts                                1,249           239            21
     Loss on disposition of fixed assets                                                         30             5            33
     Gain on settlement of lawsuit                                                                -             -        (4,888)
     Finance costs associated with non-registration of common shares                          2,318         5,529         2,207
     Preferred stock dividends as interest                                                        -             -            11
     Default penalty on notes (related party)                                                 1,208           441         2,104
     Amortization of discounts on notes (includes $387, $2,700 and $5,715,
       respectively, with related parties)                                                    3,348         2,888         6,348
     Amortization of beneficial conversion feature on convertible notes (includes
       $845, $2,156 and $4,740, respectively, with related parties) (Note 12)                   946         2,305         4,900
     Related party convertible note induced conversion expense                                  190             -             -
     Write downs of investment and repurchased licenses, net (includes $14,000, $9,199
       and zero of related party expenses, respectively) (Notes 2, 11 and 18)                20,778         9,199             -
     Impairment of goodwill, net (Note 3)                                                    14,114           300             -
     Impairment of other intangibles (Note 3)                                                     -         2,116             -
     Issuance of convertible note and preferred stock of subsidiary for placement fees          656             -            40
     Costs of exiting activities (Note 19)                                                    1,886           145             -
     Realized loss on available-for-sale securities (Note 5)                                  7,036           765             -
     Realized loss on fair value of warrant (Note 5)                                          1,355           151             1
     Cumulative effect of change in accounting principle (Note 5)                             1,582             -             -
     Loss on sale of NXT ordinary shares (Note 4)                                             2,301             -             -
     Settlement of debt                                                                         (67)            -          (231)
     Minority interest loss                                                                    (473)         (458)            -
     Changes in operating assets and liabilities, net of acquisitions:
         Decrease (increase) in accounts receivable                                           2,432           132           (31)
         Decrease in inventories                                                                109           331           235
         (Increase) decrease in other assets                                                   (680)          971           210
         Increase in accounts payable and accrued expenses                                    4,760         3,164         2,131
         Decrease in other liabilities and deferred revenue                                  (3,784)       (4,140)       (2,154)
                                                                                          -----------   -----------   --------------
        Net cash used in operating activities                                             $ (12,024)    $  (9,680)    $ (10,332)
                                                                                          -----------   -----------   --------------
Cash flows from investing activities:
      Capital expenditures                                                                $  (1,377)    $      (3)    $    (150)
      Net cash paid for Artera Group International Limited acquisition                         (100)            -             -
      Payment for shares of DMC New York (repurchased licenses)                              (1,000)            -             -
      Proceeds from sale of equipment                                                            11            11             -
      Proceeds from sale of NXT ordinary shares                                               6,858             -             -
                                                                                          -----------   -----------   --------------
        Net cash provided by (used in) investing activities                               $   4,392     $       8     $     (150)
                                                                                          -----------   -----------   --------------
Cash flows from financing activities:
     Proceeds from:
        Issuance of related party convertible notes, net (Notes 12 and 21)                $   2,500     $   9,590     $  10,440
        Issuance of convertible notes and notes payable, net (Notes 11 and 12)                3,195         1,019           590
        Sale of subsidiary preferred stock, net                                                 418           110             -
        Sale of excess exchange shares                                                          164             -             -
        Sale of common stock                                                                    186             -             -
        Collection of subscription receivable                                                   213             -             -
        Exercise of stock options and warrants, net                                             800             -             -
        Repayment of notes                                                                     (436)         (497)         (322)
                                                                                          -----------   -----------   --------------
        Net cash provided by financing activities                                         $   7,040     $  10,222     $  10,708
                                                                                          -----------   -----------   --------------
Effect of exchange rate changes on cash                                                   $      (8)    $    (311)    $     (44)
                                                                                          -----------   -----------   --------------
Net increase (decrease) in cash and cash equivalents                                           (600)          239           182
Cash and cash equivalents - beginning of period                                               1,167           567           806
                                                                                          -----------   -----------   --------------
Cash and cash equivalents - end of period                                                 $     567     $     806     $     988
                                                                                          ===========   ===========   ==============
The accompanying notes are an integral part of the consolidated financial statements.


                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Background:

     NCT Group, Inc. and subsidiaries (collectively referred to as the "company," "NCT," "we," "our" or "us") is a technology developer with a portfolio of patents and related rights and other non-patented technology. Our technologies allow us to develop products, services and applications that we market to various industries. NCT operates in three segments: communications, media and technology. Product offerings of our communications segment include:
Artera Turbo (TM) software-based, high-speed, data communication and network optimization service; an aircraft cabin quieting system; ClearSpeech(R) microphones, speakers, and a suite of noise and echo cancellation algorithms; and our telephony communications, consumer and industrial headsets. Product offerings of our media segment include Sight & Sound(R) place-based audio and billboard media and Gekko(TM) flat speakers, prints and subwoofers. Our technology segment provides Java(TM)-language based microprocessor cores.

     NCT has experienced substantial losses from operations since its inception, which cumulatively amounted to $289.9 million through December 31, 2003. Cash and cash equivalents amounted to $1.0 million at December 31, 2003. A working capital deficit of $60.8 million exists at December 31, 2003. NCT is in default of $3.2 million of its notes payable and $3.5 million of its convertible notes at December 31, 2003 and is subject to a judgment of $2.1 million. Management believes that currently available funds will not be sufficient to sustain NCT at present levels. NCT's ability to continue as a going concern is dependent on funding from several sources, including available cash and cash equivalents and cash inflows generated from its revenue sources, particularly technology licensing fees and royalties and product sales. The level of realization of funding from the company's revenue sources is presently uncertain. If anticipated revenue does not generate sufficient cash, management believes additional working capital financing must be obtained. We are attempting to raise additional capital through debt and equity financings in order to fund operations (see Note 28). There is no assurance any such financing is or would become available.

     In the event that funding from internal sources is insufficient, NCT would have to substantially cut back its level of spending which could substantially curtail its operations. These reductions could have an adverse effect on the company's relations with its existing and prospective customers. Uncertainty exists about the adequacy of current funds to support NCT's activities or to pay awards or judgments against the company until positive cash flow from operations can be achieved, and uncertainty exists about the availability of external financing sources to fund any cash deficiencies (see Note 16).

     The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financings and other funding sources to meet its obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2003 about the company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

2.   Acquisitions:

DMC New York, Inc.

     We acquired a 25% interest in DMC New York, Inc. ("DMC NY") on April 12, 2001 for $4.0 million. The consideration consisted of a $1.0 million convertible note due December 31, 2001 issued to Crammer Road, $1.0 million cash and $2.0 million of our common stock (13.3 million shares). We had accrued $14.0 million for the remaining 75% interest in the second quarter of 2001 based upon our agreement to acquire such interest. Our consolidated statement of operations for the year ended December 31, 2001 includes an aggregate charge of $18.0 million for this acquisition classified as write downs of investment and repurchased licenses, net. In June 2002, we acquired the remaining 12,000 shares (75%) of the outstanding capital stock of DMC NY in exchange for 1,800 shares of our series H preferred stock and $0.1 million net proceeds from Crammer Road LLC (see Note 16). DMC NY was the owner of 16 licenses previously purchased from our subsidiary, Distributed Media Corporation ("DMC") in 1999. The purchase of the remaining 75% of DMC NY has been valued at the estimated fair value of the NCT common stock underlying our series H preferred stock of $23.2 million ($18 million stated value and approximately $5.2 million representing the additional fair value resulting from the conversion rate of 75% of the fair market value, as defined, of NCT common stock into which the series H preferred stock is convertible). Because DMC NY has not commenced operations, we recorded an aggregate charge of $9.2 million for this acquisition for the year ended December 31, 2002 classified on our consolidated statement of operations as write downs of investment and repurchased licenses, net. DMC NY has not recorded any revenue and apart from its New York metropolitan area license rights, has no other assets or operations. The aggregate cost for our acquisition of these 16,000 shares (25% in 2001 and 75% in 2002) was $27.2 million. The purchase price was arrived at in various negotiations between NCT and Crammer Road. The acquisition resulted in our control of the number one designated market area. We did not obtain an independent valuation. The company's acquisition of DMC NY is summarized as follows:


                                                        DMC New York
   Date          Consideration                         Shares Acquired            % Interest        Acquisition Price
   ----          -------------                         ---------------            ----------        -----------------
 4/12/01    $1.0 million cash                              1,000                     6.25%              $1.0 million
 4/12/01    $1.0 million note                              1,000                     6.25%              $1.0 million
 4/12/01    13.3 million shares common stock               2,000                    12.50%              $2.0 million
 6/24/02    1,800 shares series H preferred stock         12,000                    75.00%             $23.2 million



Artera Group International Limited

     Our wholly-owned subsidiary, Artera Group, Inc., entered into an agreement with Teltran International, Inc. ("Teltran") to acquire all of the capital stock of Teltran's subsidiary, Teltran Web Factory Limited, and the communication equipment assets of Teltran's subsidiary, Internet Protocol Ltd. The Web Factory was a U.K.-based full service information technology solutions provider, offering Internet provider services, web hosting, domain hosting, consulting, web design and installation services to businesses. Artera completed its acquisition of the Web Factory on March 2, 2001, and renamed the Web Factory, Artera Group International Limited. The aggregate purchase price, as adjusted, was $3.1 million comprised of $350,000 in cash and $3.3 million of Artera Group, Inc. series A preferred stock with a stated value of $6.6 million (see Note 16). This preferred stock was valued based upon 6% convertible notes issued in January 2001 (see Note 12). The acquisition was accounted for as a purchase, resulting in initial goodwill of approximately $6.2 million that was subsequently written off (see Note 3). On June 29, 2001, the terms of the preferred stock were modified as to $4.3 million stated value of this stock to allow conversion of the preferred stock into shares of NCT. As a result, an additional $3.9 million of consideration and goodwill was recorded as purchase price that was subsequently written off (see Note 3). A summary of the assets acquired and liabilities assumed, at estimated fair market value, is as follows:

     (In thousands of dollars)

            Current assets                               $        484
            Property, plant and equipment                         467
            Goodwill                                           10,095
            Current liabilities                                (4,031)
            Other liabilities                                     (45)
                                                     -----------------
            Fair market value of acquired entity         $      6,970
                                                     =================

     On December 18, 2001, the Board of Directors of Artera Group International Limited decided to suspend underperforming operations and reduce the number of employees. On March 21, 2002, the Board of Directors of Artera Group International Limited determined to cease operations (see Note 19).

     The results of operations of the acquired entities are included in NCT's consolidated statements of operations from the respective dates of acquisition. The pro forma results listed below are unaudited and reflect purchase accounting adjustments assuming the acquisitions had occurred at each of the beginning of the year acquired and the beginning of the immediately preceding year. For the years ended 2001 and 2002, pro forma adjustments include additional amortization expense of $0.1 million and zero, respectively. The pro forma results are presented for informational purposes only and are not necessarily indicative of the future results of operations of the company or the results of operations of the company had the acquisitions occurred on January 1, 2001 and January 1, 2002.

     (Unaudited; in thousands of dollars, except per share data)

                                                   Years Ended December 31,
                                               ---------------------------------
                                                  2001 (a,b)      2002 (b)
                                                  ----------      ----------
Net revenue                                      $   10,859      $    7,319
Net loss                                            (78,025)        (40,105)
Loss attributable to common stockholders            (79,386)        (42,968)
Loss per common share - basic and diluted        $    (0.21)     $    (0.10)


Footnotes:
----------
(a)  Includes Artera Group International Limited acquisition.
(b) Includes DMC NY acquisition that did not have any effect on the pro forma results.

3.   Summary of Significant Accounting Policies:

Basis of Presentation:

     The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries after elimination of all significant intercompany transactions and accounts. We include losses from our majority-owned subsidiaries in our consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of such minority shareholders' interests. Losses in excess of that amount are borne by NCT. Such amounts from Pro Tech Communications, Inc. ("Pro Tech"), our 82% owned subsidiary, borne by NCT for the years ended December 31, 2002 and 2003 amounted to $2.0 million and $0.2 million, respectively. Future earnings of our majority-owned subsidiaries which would otherwise be attributable to minority shareholders' interests will be allocated to minority shareholders only after future earnings are sufficient to recover the cumulative losses absorbed by NCT in excess of NCT's allocable percentage ($2.2 million at December 31, 2003). Investments in less than majority-owned affiliates over which we exercise significant influence are accounted for under the equity method. All other investments in affiliates are carried at cost.

Estimates:

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectibility of accounts receivable, the use and recoverability of inventory, useful lives for depreciation and amortization periods of tangible and intangible assets and the assumptions underlying projections of cash flows regarding testing for impairment of long-lived assets. The markets for the company's products and services are characterized by intense competition, rapid technological development, evolving standards, all of which could impact the future realizability of the company's assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

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

Revenue Recognition:

     Revenue is recognized when earned. Revenue from product sales is recognized when the product is shipped and title has passed. Revenue from advertising sales is recognized when the advertisements are aired and displayed. Revenue from engineering and development services is generally recognized and billed as the services are performed. However, for some engineering and development services contracts, revenue is recognized using the percentage of completion method after 10% of the total estimated costs have been incurred. Under the percentage of completion method, revenue and gross profit are recognized as work is performed based on the relationship of actual costs incurred to total estimated costs at completion. Estimated losses are recorded when identified. No revenue was recognized under the percentage of completion method for the years ended December 31, 2001, 2002 and 2003.

     For technology licensing fees paid by joint venturers, co-venturers, strategic partners or other licensees which are fixed and determinable, accepted by the customer and nonrefundable, revenue is recognized upon execution of the license agreement unless it is subject to completion of any performance criteria specified within the agreement, in which case it is deferred until such performance criteria is met. Royalties are frequently required pursuant to license agreements or may be the subject of separately executed royalty agreements. Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements.

Marketable Securities:

     Marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are recorded at fair value, with the change in market value during the period included in the statements of operations.

     Marketable debt securities that NCT has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at market value except as described in Note 9, with the change in market value during the period excluded from the statements of operations unless it is occasioned by an other-than-temporary decline in value and recorded net of income taxes as a separate component of stockholders' equity (capital deficit). The company reviews declines in value of its portfolio when general market conditions change or specific information pertaining to an industry or individual company becomes available. The factors considered in assessing whether a decline is other than temporary include: our evaluation of the length of the time and the extent to which the market value of the industry has been depressed or the market value of the security has been less than cost; evaluation of financial condition and near-term prospects of the business, including cash sufficiency and new product developments; assessment of observable marketplace-determined values and trends; and our intent and ability to retain our investment in the business for a sufficient period of time to allow for any anticipated recovery in market value. At December 31, 2002 and 2003, all of the company's marketable securities have been deemed available-for-sale securities.

Derivative Instruments:

     Derivatives are reported at their fair values at each reporting date with any gains or losses reported in the company's statements of operations. Our adoption of Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments - an Amendment of SFAS No. 133," effective January 1, 2001, resulted in a $1.6 million charge that is reflected as cumulative effect of change in accounting principle on the consolidated statements of operations for the year ended December 31, 2001. For the years ended December 31, 2001, 2002 and 2003, fair value charges of $1.4 million, $0.2 million and less than $0.1 million, respectively, are included in other (income) expense, net (see Note 18). As of December 31, 2003, the company does not own any derivative instruments.

Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for the operations of Pro Tech and is determined using the average cost method for all other inventories. NCT assesses the realizability of inventories by periodically conducting a physical inventory and reviewing the movement of inventory to determine the value of items that are slow moving and obsolete. The potential for near-term product engineering changes and/or technological obsolescence and current realizability are considered in determining the adequacy of inventory reserves. At December 31, 2002 and 2003, the company's inventory reserves were $0.4 million and $0.3 million, respectively (see Note 7).

Property and Equipment:

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives or the related lease term (see Note 8).

Deferred Charges:

     Deferred charges, included on the consolidated balance sheets in other assets, primarily represent costs related to the installation of digital broadcast station systems at customer locations. Such installation costs consist of labor costs attributable to contractor installation and outside management fees and benefit the future. The company amortizes such deferred charges over the lesser of the estimated useful life or the life of the site agreement. In the event a site is removed, the unamortized deferred charges relating to that site are then expensed in full. In each of 2001, 2002 and 2003, the company amortized approximately $0.1 million of deferred charges and wrote off unamortized charges relating to removals of approximately zero, $0.1 million and less than $0.1 million, respectively, included in research and development expenses on the consolidated statements of operations. At December 31, 2002 and 2003, deferred charges were $0.4 million and $0.2 million, respectively.

Software Costs:

     It is our policy to capitalize costs in connection with the internal development or purchase of computer software products to be sold, leased or otherwise marketed after technological feasibility has been established. When software costs are capitalized, they are included in property and equipment and amortized over the products estimated useful life. During the years ended December 31, 2002 and 2003, no software costs were capitalized.

Goodwill and Intangible Assets with Indefinite Useful Lives:

     The excess of the consideration paid over the fair value of net assets (including identifiable intangibles) acquired in business combinations is recorded as goodwill. Goodwill is also recorded by the company upon the acquisition of some or all of the stock held by minority shareholders of a subsidiary, except where such accounting is, in substance, the purchase of licenses previously sold to such minority shareholders or their affiliates.

     NCT adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, we ceased amortizing goodwill and intangible assets with indefinite useful lives and test them for impairment at least annually and whenever there is an impairment indicator. All acquired goodwill and intangible assets with indefinite useful lives were assigned to reporting units (an operating segment or a component of an operating segment that constitutes a business for which discrete financial information is available) for purposes of impairment testing and segment reporting. Our reporting units with goodwill consist of NCT Hearing and Midcore Software, Inc./Artera Group, Inc., both of which are within the communications operating segment and Advancel Logic Corporation within the technology operating segment. We have no intangible assets with indefinite useful lives. The carrying value of our goodwill by operating segment follows:


     (In thousands of dollars)

                       Communications       Media     Technology
                         Segment           Segment      Segment        Total
                      ---------------   -----------  -------------  ------------
Balance as of
  January 1, 2003            $ 6,845       $     -          $ 339     $ 7,184
Goodwill acquired                  -             -              -           -
Impairment losses                  -             -              -           -
                      ---------------   -----------  -------------  ------------
Balance as of
  December 31, 2003          $ 6,845       $     -          $ 339     $ 7,184
                      ===============   ===========  =============  ============


     Goodwill impairment is evaluated at the reporting unit level, comparing the carrying value of the reporting unit with its estimated fair value. If the fair value exceeds its carrying value, no impairment is recognized. If the carrying value of the reporting unit exceeds its fair value, then the carrying value of the goodwill is compared to the implied fair value of the goodwill. If the implied fair value of the goodwill exceeds its carrying value, no impairment is recognized. If the carrying value of the goodwill exceeds its implied fair value then impairment is recognized to the extent of the excess. We recognized no impairment upon adoption of SFAS No. 142 with respect to our goodwill. We recognized an impairment charge from goodwill of $0.3 million during the year ended

December 31, 2002 in connection with the step acquisition of shares of NCT Audio (see Note 16). Based on our evaluation, as of December 31, 2003, we determined no impairment exists. If SFAS No. 142 had been in effect at January 1, 2001, the adjusted net loss attributable to common stockholders and loss per share would have been as follows:


     (In thousands of dollars, except per share amount)


                                                                  For the Years Ended December 31,
                                                              ------------------------------------------
                                                                 2001           2002            2003
                                                              ------------   -----------    ------------
Loss attributable to common stockholders before
 cumulative effect of change in accounting principle           $ (77,439)     $ (42,968)     $ (33,248)
Cumulative effect of change in accounting principle               (1,582)             -              -
Add back:  Goodwill amortization                                   1,691              -              -
                                                              ------------   -----------    ------------
Adjusted net loss attributable to common stockholders          $ (77,330)     $ (42,968)     $ (33,248)
                                                              ============   ===========    ============

Basic and diluted loss per share
Loss per share attributable to common stockholders before      $   (0.20)     $   (0.10)     $   (0.06)
 cumulative effect of change in accounting principle
Cumulative effect of change in accounting principle                (0.01)             -              -
Goodwill amortization                                               0.01              -              -
                                                              ------------   -----------    ------------
Adjusted loss per share                                        $   (0.20)     $   (0.10)     $   (0.06)
                                                              ============   ===========    ============


     Prior to the adoption of SFAS No. 142 on January 1, 2002, goodwill was mortized using the straight-line method over the estimated period of benefit (ranging from five to twenty years). Goodwill amortization expense was $1.7 million for 2001. We also evaluated the carrying value and period of amortization of our goodwill at each balance sheet date. The factors used in the evaluation included: current operating results, projected future operating results, and any other material factors that effect the continuity of the business. The company recognized impairment loss from goodwill of $14.1 million (net of reduction in deferred revenue of $2.1 million) in 2001 (see Note 16). On June 29, 2001, in connection with additional rights granted certain preferred shareholders of Artera Group, Inc., the preferred stock was recorded at its stated value that resulted in additional goodwill of $3.9 million. On December 18, 2001, the Board of Directors of Artera Group International Limited decided to suspend underperforming operations and reduce the number of employees. As a result, the $9.8 million carrying value of the goodwill as of that date was considered fully impaired in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Further, in December 2001, NCT decided to cease the operations of DMC Cinema, Inc. ("DMC Cinema") due to its inability to meet operating goals. Consequently, approximately $1.3 million consisting of the carrying value of $3.4 million, net of reduction in deferred revenue of $2.1 million, was fully impaired in accordance with SFAS No. 121.

Patent Rights and Other Intangible Assets with Finite Useful Lives:

     Under the guidelines in SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We are also required to evaluate the useful lives each reporting period. We test our intangible assets with finite useful lives for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the intangible asset. We do so by projecting the future estimated revenue and costs and comparing the resultant undiscounted cash flows to the carrying amount of the intangible asset. If the carrying amount exceeds the undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the discounted cash flows, and if there is an excess, such amount is recorded as an impairment.

     Patent rights and other intangible assets, which include the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining estimated useful lives, ranging from one to seventeen years. Amortization expense was $0.4 million, $0.5 million and $0.3 million for 2001, 2002 and 2003, respectively. Accumulated amortization of patent rights and other intangible assets was $3.9 million and $4.3 million at December 31, 2002 and 2003, respectively. The other intangibles subject to amortization are categorized below with an estimate of the amortization expense for the next five years.

     (In thousands of dollars)
                                                 December 31, 2003
                                     -------------------------------------------
                                     Gross Carrying  Accumulated      Carrying
                                         Amount      Amortization       Value
                                     --------------  -------------  ------------

Amortized intangible assets
  Patents                              $     4,147     $  (3,837)      $    310
  Licensed technology                        1,332          (419)           913
                                     --------------  -------------  ------------
Total                                  $     5,479     $  (4,256)      $  1,223
                                     ==============  =============  ============


Estimated amortization expense for the years ending:
----------------------------------------------------
December 31, 2004                                         $ 222
December 31, 2005                                         $ 191
December 31, 2006                                         $ 191
December 31, 2007                                         $ 190
December 31, 2008                                         $ 186


     Prior to the adoption of SFAS No. 142, at each balance sheet date, NCT evaluated the period of amortization of other intangible assets. The factors used in evaluating the period of amortization include: current operating results, anticipated future operating results, and any other material factors that effect the continuity of the business. Based on our evaluation as of December 31, 2002, we determined an impairment was present with respect to the license granted to Pro Tech. The resulting impairment charge to Pro Tech, on its accounting records, was $11.5 million. Upon consolidation of Pro Tech's results of operations in our financial statements, we recorded an impairment in the carrying value of other intangible assets with finite lives of $2.1 million representing the minority shareholders' portion of this impairment in our consolidated statement of operations for the year ended December 31, 2002. Based on our evaluation as of December 31, 2003, we determined no impairment exists.

Other Assets:

     Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell the assets. There were no such impairments for the years ended December 31, 2001, 2002 and 2003.

Advertising:

     Advertising expenses include commissions paid to advertising representatives and agencies and are expensed as incurred. Advertising expenses for the years ended December 31, 2001, 2002 and 2003 were $0.5 million, $0.1 million and $0.1 million, respectively, and are included in selling, general and administrative expenses.

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

Foreign Currency Translation:

     Local currencies are generally considered the functional currency for our foreign subsidiaries. The company translates its foreign assets and liabilities at the exchange rates in effect at each balance sheet date. Revenue and expenses are translated using average rates for the year. The resulting foreign currency translation adjustments are included in accumulated other comprehensive income
(loss) as a component of stockholders' equity (capital deficit). The foreign currency transaction gains and losses are included in the consolidated statements of operations and were not material for the years ended December 31, 2001, 2002 and 2003. The foreign currency translation adjustment of $0.6 million for each of the years ended December 31, 2002 and 2003 is related to our United Kingdom operations.

Loss per Common Share:

     The company reports loss per common share in accordance with SFAS No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock, aggregating 2,778,065,174 shares, have not been included as the effect would be antidilutive (see Notes 12, 14 and 16). During the third quarter of 2003, NCT received requests to exchange 6% convertible note principal aggregating $0.5 million, or
11.1 million shares; requests to exchange Artera series A preferred stock stated value of $1.5 million, or 28.8 million shares; elections to receive royalty payments of $1.7 million due to the founding stockholders of Midcore Software, Inc. ("Midcore") in 34.2 million shares; and a request to fulfill the look back provision which is valued at zero (see Note 15) associated with the Midcore acquisition and issue 26.2 million shares of its common stock that it could not fulfill because the requests were in excess of the number of shares of common stock currently authorized. As such, we have included 3,029,608 (the remaining number authorized) of the 26.2 million look back shares issuable under the Midcore acquisition agreement in our weighted average common shares outstanding on the accompanying consolidated statement of operations for the year ended December 31, 2003 and in shares payable on our consolidated balance sheet at December 31, 2003. These shares issuable under the above requests, but not included in shares payable as described have also not been included in the calculation of weighted average shares used in the net loss per share as such inclusion would be anti-dilutive.

     However, when preferred stock is convertible into common stock at an effective conversion rate that represents a discount from the common stock market price at the time of issuance, the discounted amount is an assured incremental yield, the "preferred stock dividend requirement," to the preferred shareholders and is accounted for as an embedded dividend to preferred shareholders. In addition, when warrants are issued in conjunction with such convertible securities, the fair value of warrants is determined by applying the Black-Scholes option pricing model. In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-13, as codified in EITF 00-19, these warrants are considered permanent equity instruments since they may only be actually settled with the issuance of the company's stock. The proceeds received from the transaction are allocated in accordance with EITF 98-05 and EITF 00-27. The allocated fair value is deemed to be a "preferred stock beneficial conversion" feature and is accounted for as a component of additional paid-in capital. The company has reflected such beneficial conversion feature and preferred stock dividend requirement as a preferred stock dividend and as an adjustment to the net loss attributable to common stockholders (see Note 16).

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

Significant Customers:

     In each of the years ended December 31, 2001, 2002 and 2003, revenue derived from certain customers comprised more than 10% of our consolidated revenue ("significant customers"). In 2001 and 2002, we had two significant customers one of whom was our only significant customer in 2003. One of these customers accounted for $2.3 million and $1.9 million of our consolidated revenue for the years ended December 31, 2001 and 2002, respectively. The other customer accounted for $1.6 million, $2.1 million and $2.1 million of our consolidated revenue for the years ended December 31, 2001, 2002 and 2003, respectively. As of December 31, 2002 and 2003, the company had no accounts receivable due from its significant customers.

Fair Value of Financial Instruments:

     The company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, notes payable and other liabilities. At December 31, 2002 and 2003, the fair value of these instruments approximated their carrying value (carried at cost) because of the short maturity of the instruments. Fair values of other investments classified as available-for-sale were estimated based on market prices. The fair value of notes payable approximates the carrying value based on interest rates that are currently available to the company for issuance of debt with similar terms and remaining maturities. The fair value of convertible notes payable to Carole Salkind is not objectively determinable due to the related party nature of these instruments. The face value of convertible notes held by Carole Salkind at December 31, 2002 and 2003 was $18.1 million and $33.8 million, respectively. At December 31, 2002 and 2003, these outstanding notes were convertible into 281.8 million and 857.5 million shares, respectively, of NCT common stock with a fair value of $12.1 million and $34.3 million, respectively.

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

     (In thousands of dollars, except per share amounts)



                                                                        For the Years Ended December 31,
                                                            --------------------------------------------------------
                                                                  2001                2002               2003
                                                            -----------------   -----------------  -----------------

Net loss attributable to common stockholders                   $  (79,021)         $ (42,968)          $ (33,248)
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                (1,701)            (1,696)             (1,077)
                                                            -----------------   -----------------  -----------------
Pro forma net loss attributable to common stockholders         $  (80,722)         $ (44,664)          $ (34,325)
                                                            =================   =================  =================
Net loss per common share (basic and diluted):
   As reported                                                 $    (0.21)         $   (0.10)          $   (0.06)
                                                            =================   =================  =================
   Pro forma                                                   $    (0.21)         $   (0.10)          $   (0.06)
                                                            =================   =================  =================


     The weighted-average fair values at date of grant for options granted during 2001, 2002 and 2003 were $0.07, $0.06 and $0.04, respectively, and were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                     Years ended December 31,
                        --------------------------------------------------------
                              2001              2002            2003
                              ----              ----            ----
Expected life in years             3               3.5           3.5
Interest rate             3.27%-5.41%       2.50%-3.61%         2.25%
Volatility                       100%              100%          100%
Dividend yield                     0%                0%            0%

Recent Accounting Pronouncements:

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescinded SFAS No. 4 had required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies are required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in determining the classification of gains and losses resulting from the extinguishments of debt. We adopted this statement on January 1, 2003. The adoption of SFAS No. 145 did not have a material impact on our results of operations or financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued at the date of management's commitment to an exit or disposal plan. We adopted this statement on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our results of operations or financial position.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," in its entirety. Such Interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees issued or modified after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted this statement on January 1, 2003. The adoption of FIN 45 did not have a material impact on our results of operations or financial position.

     On January 17, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." On December 24, 2003, the FASB issued FIN 46 Revised ("FIN 46R") which clarifies certain complexities of FIN 46. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This interpretation of Accounting Research Bulletin 51 for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. A company with a variable interest in a VIE must disclose certain information. A public entity must apply the provisions of FIN 46R no later than the end of the first reporting period that ends after March 31, 2004. We believe the adoption of FIN 46 will not have an impact on our results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. We adopted this statement on July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on our results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period commencing after June 15, 2003. Effective July 1, 2003, we adopted SFAS No. 150 and the effect on our consolidated balance sheet was as follows: a $0.6 million decrease in minority interest in consolidated subsidiaries, a $0.1 million decrease in additional paid-in capital and a $0.7 million increase in current liabilities (see Note 14).

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

The support funding may include amounts paid or services rendered for engineering and development. In exchange for this funding, the other parties generally receive a preference in the distribution of cash and/or profits from the joint ventures or royalties from these alliances until such time that the support funding (plus an interest factor in some instances) is recovered. At December 31, 2002 and 2003, there were no preferred distributions due to joint venture partners from future profits of the joint ventures.

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

     (In thousands of dollars)

                                           For the Years Ended December 31,
                                   ---------------------------------------------
                                        2001          2002            2003
                                   -------------   -------------  --------------
New Transducers Ltd.                $   1,605       $   2,140      $   2,140
Oki Electric Industry Co., Ltd            219             402            366
Ultra Electronics, Ltd.                   114              19              5
Infinite Technology Corporation         1,028               -              -
                                   -------------   -------------  --------------
   Total                            $   2,966       $   2,561      $   2,511
                                   =============   =============  ==============

     Outlined below is a summary of the nature and terms of the above strategic relationships:

     New Transducers Ltd. ("NXT"), a wholly-owned subsidiary of NXT plc (formerly, Verity Group plc). On March 30, 2001, NXT plc, NXT, NCT Audio and the company entered into several agreements terminating previous agreements from 1997 to 1999. Under the new agreements, NCT received 2.0 million ordinary NXT plc shares in consideration for the cancellation of the 6% royalty payable by NXT to NCT Audio. The NXT plc shares issued had a value of approximately $9.2 million. Additionally, ownership of certain intellectual property, the rights to which had been previously granted to NXT, was transferred to NXT. NXT has licensed NCT and its subsidiaries with certain NXT and all NCT-developed intellectual property. NXT is to design a low-cost flat panel speaker for use by DMC. A side letter with NXT was entered into on or about March 30, 2001, whereby NCT agreed to pay NXT $0.6 million as a non-refundable design fee related to Gekko(TM) loudspeakers. The design fee was a prepayment of royalties due under the four-year term of this side letter. We offset the $9.2 million license fee due NCT with the $0.6 million design fee owed to NXT resulting in $8.6 million of deferred revenue. The deferred revenue balance is being recognized on a straight-line basis over the specific performance period of four years (see Note
13). In addition, NXT transferred its 4.8% equity holding in NCT Audio to NCT in settlement of the exercise price otherwise payable upon exercise of the option that NXT had on 3,850,000 shares of our common stock (see Note 16). We sold the
2.0 million NXT plc shares during the year ended December 31, 2001 for aggregate proceeds of $6.9 million and realized a net loss of $2.3 million included in our statements of operations (see Note 18).

     Oki Electric Industry Co., Ltd. ("Oki"). In October 1997, the company and Oki executed a license agreement. Under the terms of the agreement, which included an up-front license fee and future per unit royalties, Oki licensed the company's ClearSpeech(R) noise cancellation algorithm for integration into large-scale integrated circuits for communications applications. The company has granted Oki the right to manufacture, use and sell products incorporating the algorithm. The company recognized $0.2 million, $0.4 million and $0.4 million in royalty revenue in 2001, 2002 and 2003, respectively.

     Ultra Electronics Ltd. ("Ultra") (formerly Dowty Maritime Limited) and the company entered into a teaming agreement in May 1993 and subsequently amended such agreement and entered into a licensing and royalty agreement commencing in 1998. Such teaming agreement calls for the collaboration on the design, manufacture and installation of products to reduce noise in the cabins of various types of aircraft. In accordance with the agreement, the company provided informational and technical assistance relating to the aircraft quieting system and Ultra reimbursed the company for expenses incurred in connection with such assistance. Ultra was responsible for the marketing and sales of the products. The company was to supply Ultra with electronic components required for the aircraft quieting system, at a defined cost, to be paid by Ultra. Such licensing and royalty agreement, among other things, included a future royalty of 1.5% of sales commencing in 1998. Under the agreement, Ultra also acquired the company's active aircraft quieting business based in Cambridge, England, leased a portion of the Cambridge facility and employed some of the company's employees. The company recognized $114,000, $19,000 and $5,000 in royalty revenue in 2001, 2002 and 2003, respectively.

     Infinite Technology Corporation ("ITC"). On May 8, 2000, as amended effective June 30, 2000, Advancel Logic Corporation ("Advancel") entered into a license agreement with ITC. Under the agreement, Advancel granted ITC exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's Java(TM) Turbo-JTM technology. Advancel also granted ITC non-exclusive rights to Advancel's Java(TM) smartcard core. In consideration for this license, the company received 1.2 million shares of ITC's common stock valued at $6.0 million determined using the quoted price of the stock on the date the shares were received and on-going unit royalties. With the exception of specific rights granted to STMicroelectronics in 1998, the license granted ITC an exclusive, irrevocable worldwide license to design, make, use, transfer, market and sell products and intellectual property incorporating or based upon Advancel's TJ and t2J technology.

     Effective June 30, 2000, in conjunction with this license agreement, NCT, Advancel and ITC entered into a strategic alliance and technology development amendment pursuant to which NCT would fund research and engineering development related to microprocessor and semiconductor chips for which the company would pay ITC $2.5 million. The company issued 9,523,810 shares of its common stock having a market value of $3.0 million to ITC as prepaid research and engineering costs. In the event ITC did not receive $2.5 million in proceeds from the sale of NCT shares, NCT was required to make up any shortfall in cash or return to ITC a sufficient number of ITC shares of common stock received by NCT as outlined above. The value NCT would receive upon return of the ITC shares would be the agreed value of $5.00 per share, the market value of the ITC shares when NCT received them. Conversely, if ITC received $2.5 million in proceeds from the sale of NCT shares and there were NCT shares remaining, ITC would have to return the unsold share excess to NCT. At each of December 31, 2002 and 2003, the shortfall based upon the sales of our common stock reported to us by ITC amounted to $1.4 million, included in other liabilities. Although the license agreement and the strategic alliance and technology development amendment, both with ITC, are separate and unrelated, we determined that they should be accounted for as a single transaction, thus, both agreements are combined for financial reporting purposes. Prepaid research and engineering costs have been recognized in expense as these services are performed by ITC. These costs were billed by ITC based on the number of hours spent by ITC personnel developing this chip during each period. In addition, the company recognized license fee revenue in amounts to match the research and engineering expense recognized. The strategic alliance and technology development amendment does not have a definitive expiration date. For the year ended December 31, 2001, the company recognized $1.0 million of license fee revenue and $1.0 million of research and engineering expenses which represented research and engineering performed by ITC. For each of the years ended December 31, 2002 and 2003, the company did not recognize license fee revenue or research and engineering expenses related to ITC.

5.   Marketable Securities:

     Investment in marketable securities comprises available-for-sale securities at fair market value. The following table sets forth the market value, carrying value, and realized and unrealized gain (loss) of our available-for-sale securities:


     (In thousands of dollars)

(In thousands of dollars)

             Cost                                Market      Adjusted                      Market
             Basis     Realized   Unrealized     Value       Cost Basis   Unrealized       Value
           01/01/02      Loss        Loss       12/31/02     01/01/03     Gain (Loss)     12/31/03
           --------  ----------- -----------  -----------   ---------     -----------    ---------
ITC         $ 798     $  (689)    $   (15)      $   94       $   94        $   (56)       $  38
Teltran        84         (76)          -            8            8              3           11
           --------  ----------- -----------  -----------   ---------     -----------    ---------
Totals      $ 882     $  (765)    $   (15)      $  102       $  102        $   (53)       $  49
           ========  =========== ===========  ===========   =========     ===========    =========

     On October 26, 2000, Midcore executed a license agreement with Teltran. The license agreement expires when patent or other rights expire under applicable law unless terminated earlier by written agreement. As consideration for the license, Teltran agreed to issue Midcore 2.8 million shares of Teltran common stock and a warrant to purchase 6.0 million shares of Teltran common stock for $0.125 per share as a non-refundable up-front license fee. At that time, these shares represented approximately 12% ownership interest in Teltran. The shares underlying the warrant represent beneficial ownership of approximately 23%. The warrant was valued using the Black-Scholes option pricing model resulting in an aggregate fair value of $3.1 million. The Teltran shares were valued at market based upon the October 26, 2000 agreement date at an aggregate value of $1.5 million. Teltran agreed to register the issued common stock and the common stock underlying the warrant on or before June 26, 2001. As of December 31, 2003, Teltran had not fulfilled its registration obligation. The warrant expired on October 26, 2003. Teltran was required to pay an ongoing, per unit royalty. The adoption of SFAS No. 138 effective January 1, 2001, resulted in a reduction to the carrying value of this warrant of approximately $1.6 million, and that charge is classified as cumulative effect of change in accounting principle on the consolidated statements of operations. During the years ended December 31, 2001, 2002 and 2003, the company recorded a loss of the carrying amount of this derivative of $1.4 million, $0.2 million and less than $0.1 million, respectively (see Note
18). Effective January 10, 2001, the date the 2.8 million common shares were issued, the company accounted for its investment in Teltran's common stock in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The company reviews declines in the value of its investment portfolio when general market conditions change or specific information pertaining to an industry or an individual company becomes available. NCT considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary, including observable marketplace-determined values and trends and company specific developments and cash viability prospects among others. For the years ended December 31, 2001 and 2002, the company recorded impairment charges of approximately $7.0 million and $0.8 million, respectively, representing other-than-temporary declines in the value of marketable securities (see Note
18). At December 31, 2003, a net unrealized loss of $0.1 million is included on the consolidated balance sheet as part of accumulated other comprehensive income
(loss).


6.   Accounts Receivable:

     (In thousands of dollars)

                                                          December 31,
                                                 -------------------------------
                                                      2002             2003
                                                 --------------    -------------
Technology license fees and royalties             $       268       $      278
Joint ventures and affiliates                              34               34
Other receivables                                         283              284
                                                 --------------    -------------
                                                  $       585       $      596
Allowance for doubtful accounts                          (340)            (341)
                                                 --------------    -------------
     Accounts receivable, net                     $       245       $      255
                                                 ==============    =============


7.   Inventories:

     (In thousands of dollars)

                                                          December 31,
                                                 -------------------------------
                                                      2002             2003
                                                 --------------    -------------
Finished goods                                    $       799       $      588
Components                                                227              203
                                                 --------------    -------------
                                                  $     1,026       $      791
Reserve for obsolete and slow moving inventory           (404)            (282)
                                                 --------------    -------------
     Inventories, net                             $       622       $      509
                                                 ==============    =============


     At December 31, 2002 and 2003, net inventories determined by the FIFO method were $593 and $494, respectively, and net inventories determined by the average cost method were $29 and $15, respectively. The reserve is primarily for finished goods at December 31, 2002 and 2003. The reduction in reserves primarily represents the sale of related inventory.

8.   Property and Equipment:

     (In thousands of dollars)

                                                          December 31,
                                                 -------------------------------
                                                      2002             2003
                                                 --------------    -------------
Machinery and equipment                           $     2,027       $    1,210
Furniture and fixtures                                    642              622
Leasehold improvements                                    972              392
Tooling                                                   631              632
Other                                                     478              429
                                                 -------------     -------------
                                                  $     4,750       $    3,285
Accumulated depreciation                               (3,796)          (2,644)
                                                 -------------     -------------
     Property and equipment, net                  $       954       $      641
                                                 ==============    =============


     Depreciation expense for the years ended December 31, 2001, 2002 and 2003 was $0.9 million, $0.9 million and $0.4 million, respectively.

9.   Other Assets:

     (In thousands of dollars)

                                                          December 31,
                                                 -------------------------------
                                                      2002             2003
                                                 --------------    -------------

Notes receivable                                  $     1,000       $    1,000
Due from officers (Note 21)                               108              138
Other                                                     250              172
                                                 --------------    -------------
                                                  $     1,358       $    1,310
Reserve for uncollectible amounts (a)                  (1,000)          (1,000)
                                                 --------------    -------------
     Other current assets                         $       358       $      310
                                                 ==============    =============

Marketable ITC securities (b)                     $     1,320       $    1,320
Advances and deposits                                      75               73
Deferred charges                                          353              223
Due from officer                                           31                -
                                                 --------------    -------------
     Other assets (classified as long term)       $     1,779       $    1,616
                                                 ==============    =============


Footnotes:
----------
(a) On January 9, 2001, Artera Group, Inc. accepted an aggregate of $1.0 million of non-recourse, non-interest bearing notes receivable due January 2, 2002, as partial consideration for its January 9, 2001 convertible notes payable to six accredited investors. The company fully reserved such amount in 2001 (see Notes 12 and 18). As of December 31, 2002 and 2003, the notes remain unpaid.
(b) Valued at agreed amount of $5.00 per share returnable to ITC in settlement of obligation (see Note 15) at December 31, 2002 and 2003. The market value of these shares at December 31, 2002 and 2003 had they not been returnable in settlement of the obligation would be $0.1 million and less than $0.1 million, respectively.

10.  Accrued Expenses:

     (In thousand of dollars)


                                                     December 31,
                                           --------------------------------
                                                2002              2003
                                           --------------    --------------
Non-registration fees                       $    7,005        $    3,147
Interest                                         1,405             1,484
Interest due to a related party                    809               818
Judgments                                        2,124             2,072
Default penalties due to a related party           288                 -
Consulting fees due to a related party             145               310
Incentive compensation due to officers             335               927
Other                                            4,805             5,041
                                           --------------    --------------
   Accrued Expenses                         $   16,916        $   13,799
                                           ==============    ==============

11.  Notes Payable:



     (In thousands of dollars)
                                                                                                December 31,
                                                                                      ---------------------------------
                                                                                           2002              2003
                                                                                      ---------------   ---------------
Logical eBusiness Solutions Limited (f/k/a DataTec) (a)                                   $ 2,414           $ 2,679
    Obligation of subsidiary to a prior owner of Web Factory;
    past due; payable in 1,500,000 British Pounds Sterling;
    interest accrues at 4% per annum above the base rate
    of National Westminister Bank plc (see Note 19).
Note due investor                                                                             385               385
    Interest at 8% per annum payable at maturity;  effective interest rate of 80.3% per annum resulting from the issuance of warrants and finders fees;
    matured April 7, 2003 (a); default interest accrues at 18% per annum.
Note due stockholder of subsidiary                                                            171               142
    Interest at 8.5% per annum; monthly payments (including interest)
    of $3.5 through May 2003, remainder matured June 27, 2003.
    Remainder rolled into note bearing interest at 8.5% per annum; monthly payments (including interest) of $3.5 through May 2004, remainder matures June 27, 2004.
Top Source Automotive                                                                         204                 -
    Default interest rate accrued at two times prime;
    included in settlement.
Notes due former employees                                                                    116               100
    $100 bears interest at 8.25% per annum, compounded annually;
    past due (a).   Remainder bore interest at 12% per annum, due on demand.
Other financings                                                                              284                97
    Interest ranging from 7% to 9% per annum;  $220 matured
    November 1, 2002 (a); $35 due July 15, 2003; $29 all other.
    Interest ranging from 7% to 9% per annum;
    $35 due July 15, 2003 (a); $62 all other.
                                                                                      ---------------   ---------------
                                                                                          $ 3,574           $ 3,403
Less: unamortized debt discounts                                                              (34)                -
                                                                                      ---------------   ---------------
                                                                                          $ 3,540           $ 3,403
                                                                                      ===============   ===============

Footnote:
---------
(a) Notes payable in default due to nonpayment.

     On August 14, 1998, NCT Audio, a majority-owned subsidiary, agreed to acquire substantially all of the assets of Top Source Automotive, Inc. ("TSA"), an automotive audio system supplier and a subsidiary of Top Source Technologies, Inc. ("TST"). In connection therewith, NCT Audio paid TST $3.5 million. On or about July 15, 1999, NCT Audio determined it would not proceed with the purchase of the assets of TSA, as structured, due primarily to its difficulty in raising the requisite cash consideration. Consequently, NCT Audio reduced its net investment in TSA to $1.5 million, representing its 15% minority interest, net of penalties, and recorded a $2.4 million charge in the quarter ended June 30, 1999 for the write-down of its investment to its estimated net realizable value. On September 30, 1999, Onkyo America purchased substantially all of the assets of TSA and defined assets of TST used in TSA's operations. NCT Audio is claiming and seeks its pro rata share of the consideration paid by Onkyo America, less the penalties. The amount which TST and TSA owed NCT Audio was in dispute, and receipt of the funds by NCT Audio was contingent on the outcome of the bankruptcy proceedings of TST and TSA. In December 2001, NCT reduced its investment to zero as a result of the bankruptcy filing of TST, TSA and their corporate affiliates and recorded a charge of $1.5 million which is included in write downs of investment and repurchased licenses in the consolidated statements of operations.

     In the bankruptcy case of Global Technovations, Inc. (GTI) (formerly known as Top Source Technologies, Inc.) and its subsidiary Top Source Automotive, Inc.), on February 18, 2003, the bankruptcy court approved an amended Plan of Reorganization and Disclosure Statement. Pursuant to the amended Plan, NCT Audio Products, Inc. (i) was granted a release from all claims of GTI and TSA (including NCT Audio's alleged obligations under a $204,000 principal amount note due April 16, 1999 and its alleged obligation to issue $100,000 of its preferred stock under an agreement with TST); (ii) received $125,000 from the bankruptcy estate on March 25, 2003; (iii) has an uncontested claim against the bankruptcy estate for $1,500,000; and (iv) released the debtors and their officers and directors from all claims other than the claim described in clause
(iii) above. In connection with the settlement, we recorded income from litigation settlement of $429,000 (consisting of $125,000 cash received and release of obligations to: (a) repay a note for $204,000 and (b) issue preferred stock for $100,000) included in non-operating other (income) expense, net on the consolidated statement of operations for the year ended December 31, 2003 (see
Note 18).  There can be no assurance that NCT Audio will realize any amount from
(iii) above.


12.  Convertible Notes Payable:


     (In thousands of dollars)
                                                                                               December 31,
                                                                                     ---------------------------------
                                                                                          2002              2003
Related Party Convertible Notes:                                                     ---------------   ---------------
Issued to Carole Salkind - related party (a) (see Note 21)                             $  18,064         $  33,824
Weighted average effective interest rate of 55.5% per annum; accrues interest 8% per annum; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.029 - $0.055 or exchangeable for common stock of NCT subsidiaries except for Pro Tech; maturing by quarter as follows:
                                   2002            2003
                               -------------    ------------
     On demand                   $      -         $   3,050
     March 31                       4,059            11,163
     June 30                        3,538            19,611
     September 30                   6,185
     December 31                    4,282
Less: unamortized debt discounts                                                          (3,858)           (5,174)
                                                                                     ---------------   ---------------
                                                                                       $  14,206         $  28,650
                                                                                     ===============   ===============


     (In thousands of dollars)
                                                                                                December 31,
                                                                                      ---------------------------------
                                                                                           2002              2003
Convertible Notes:                                                                    ---------------   ---------------
8% Convertible Notes (b)                                                                $    976          $   1,651
Weighted average effective interest rate of 20.6% per annum;
convertible into NCT common stock at various rates; matures:
                                   2002             2003
                               -------------    ------------
     March 14, 2002                $     17        $     17
     April 12, 2002                       9               9
     January 10, 2004                   550             550
     March 11, 2004                     400             400
     April 22, 2005                                     235
     September 4, 2005                                  440

6% Convertible Notes (c)                                                                   4,228              2,474
Weighted average effective interest rate of 85.8% per annum;
convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
                                   2002             2003
                               -------------    ------------
     January 9, 2002               $  2,022        $    818
     April 4, 2002                      875             325
     May 25, 2002                        81              81
     June 29, 2002                    1,250           1,250
                                                                                      ---------------   ---------------
                                                                                        $  5,204          $   4,125
Less: unamortized debt discounts                                                            (171)               (12)
Less: amounts classified as long term                                                       (779)              (675)
                                                                                      ---------------   ---------------
                                                                                        $  4,254          $   3,438
                                                                                      ===============   ===============


Footnotes:
----------
(a) NCT has issued convertible notes collateralized by substantially all of the assets of NCT to Carole Salkind, a stockholder and spouse of a former director of NCT, since 1999. During 2002, NCT issued an aggregate of $19.6 million of convertible notes as consideration for $9.6 million of cash and rollover of $8.5 million in principal for matured convertible notes (includes all of the notes outstanding at December 31, 2001), $0.6 million of interest, and $0.9 million of default penalties. We paid one note in 2002 of approximately $0.3 million. We recorded original issue discounts of $2.8 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 17). We recorded discounts of $1.6 million for warrants issued as consideration for irrevocable waivers relating to Pro Tech common stock whereby the original instrument was a convertible note or warrant issued in conjunction with a convertible note (see Note 17). In addition, beneficial conversion features totaling $3.1 million have been recorded as a discount to the notes. These discounts are being amortized over the term of the related notes. During 2003, NCT issued an aggregate of $41.7 million of convertible notes as consideration for $10.4 million of cash, rollover of $23.9 million in principal for matured convertible notes (includes all of the notes outstanding at December 31,
     2002) and $3.1 million for convertible notes consolidated in advance of maturity, $1.9 million of interest, and $2.4 million of default penalties. We recorded original issue discounts of $4.8 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 17). We recorded discounts of $1.0 million for consideration related to the consolidation of convertible notes. In addition, beneficial conversion features totaling $6.0 million have been recorded as a discount to the notes. These discounts are being amortized over the term of the related notes. For the years ended December 31, 2001, 2002 and 2003, respectively, $1.1 million, $4.9 million and $10.5 million of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. Unamortized discounts of $3.9 million and $5.2 million have been reflected as a reduction to the convertible notes in our consolidated balance sheet as of December 31, 2002 and 2003, respectively. The default provisions in these notes impose a penalty of 10% of the principal payments in default and default interest from the date of default on the principal in default at the rate stated in the note plus 5%. On February 6, 2002, due to a judgment in an unrelated case having been entered against NCT and DMC in excess of the permitted maximum of $0.25 million (see Note 23), an event of default occurred with respect to the notes outstanding as of that date. As of December 31, 2002, $2.9 million of the notes were in default as a result of this event and were extinguished when these notes were rolled over during the first quarter of 2003. As of December 31, 2003, none of the notes outstanding are in default. In addition, because NCT had defaulted on repayment of all of the notes as they matured during 2001, 2002 and 2003, an aggregate default penalty expense of $1.2 million, $0.4 million and $2.1 million, respectively, has been reflected in our statements of operations in other income (expense) (see
     Note 18). At December 31, 2002 and 2003, respectively, $0.3 million and zero of accrued default penalties are included in accrued expenses (see
     Note 10).

(b) Notes with principal totaling approximately $26,000 are convertible at 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.6 million is convertible at the lower of $0.07 per share or 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.4 million is convertible at $0.0647 per share; a note totaling $0.2 million is convertible at $0.04 per share and notes totaling approximately $0.4 million are convertible at 80% of the average of the closing bid price for the five days preceding conversion. On January 10, 2002, substantially all of the assets of our subsidiary, Artera Group, Inc., were made collateral for a holder of a $0.6 million note. In connection with recording debt issued in 2001 and 2002, beneficial conversion features totaling $0.4 million had been recorded as a discount to the notes and are being amortized over the term of the related notes. For the years ended December 31, 2001, 2002 and 2003, respectively, $0.1 million, $0.1 million and $0.2 million of amortization related to discounts is classified as interest expense in our consolidated statements of operations. Unamortized discounts of $0.2 million and less than $0.1 million have been reflected as a reduction to the convertible notes in our consolidated balance sheet as of December 31, 2002 and 2003, respectively. We did not fulfill registration obligations and recorded finance costs associated with non-registration of common shares of $0.1 million and $0.2 million for the years ended December 31, 2002 and 2003, respectively, (see
     Note 18). The company settled $0.1 million of accrued interest payable and approximately $0.1 million of accrued non-registration fees payable on convertible notes with four holders through April 7, 2003 by issuance of shares of its common stock (see Note 16). The notes included in the settlement are accruing interest from April 7, 2003 at the stated rate of 8%. The company did not repay convertible notes aggregating approximately $26,000 upon maturity, which are in default for non-payment. In addition, on convertible notes aggregating approximately $1.0 million, we are in default due to a cross default clause.

(c) The cash consideration for the 6% convertible notes issued to multiple investors by Artera Group, Inc. aggregated $2.9 million, net of $0.1 million in expenses, of which $0.6 million was received in 2000. Other consideration consisted of Pro Tech common stock valued at $0.5 million and non-recourse notes receivable of $1.0 million (see Note 9). Original issue discounts aggregating $3.0 million due to the difference between the face amount of the notes and the consideration received were recorded as discounts to the notes. These discounts were amortized to interest expense over the term of the respective notes. For the years ended December 31, 2001, 2002 and 2003, respectively, $2.8 million, $0.2 million and zero of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. No unamortized discounts have been reflected as a reduction to the convertible notes in our consolidated balance sheet as of December 31, 2002 and 2003. On January 10, 2002, substantially all of the assets of our subsidiary, Artera Group, Inc., were made collateral for three holders of notes with principal aggregating $3.1 million. As a result of exchanges, at December 31, 2003, the principal for these three holders aggregated $1.3 million. We were obligated but unable to register additional shares at various dates during 2001. As a result, we have recorded finance costs associated with non-registration of common shares of approximately $1.6 million, $2.6 million and $2.0 million in finance costs included in other (income) expense, net for the years ended December 31, 2001, 2002 and 2003, respectively, (see Note 18). The company settled $0.8 million of accrued interest payable and approximately $4.6 million of accrued non-registration fees payable on convertible notes with four holders through April 7, 2003 by issuance of shares of its common stock (see Note 16). The notes included in the settlement are accruing interest from April 7, 2003 at the stated rate of 6%. The aggregate outstanding principal amount of approximately $2.5 million is in default for non-payment. These notes are senior debt of our subsidiary, Artera Group, Inc.

13.  Deferred Revenue:

     (In thousands of dollars)

                                                           December 31,
                                                --------------------------------
                                                      2002             2003
                                                ----------------  --------------
NXT                                                $   4,815        $    2,675
FairPoint                                                143                 -
Other                                                    594               623
                                                ----------------  --------------
                                                   $   5,552        $    3,298
Less: amount classified as current                    (2,877)           (2,763)
                                                ----------------  --------------
  Deferred revenue (classified as long term)       $   2,675        $      535
                                                ================  ==============

     As of December 31, 2003, NCT does not expect to realize any additional cash from revenue that has been deferred.

     FairPoint Broadband, Inc. ("FairPoint"), a wholly-owned subsidiary of FairPoint Communications, Inc., and Artera executed a ten-year exclusive marketing license on October 11, 2002 whereby FairPoint would serve as the exclusive master distributor of Artera Turbo(TM) to certain rural local exchange carriers, incumbent local exchange carriers and Internet service providers in the United States and Canada and would have other non-exclusive rights with respect to Artera Turbo. The terms of the agreement included a license fee of approximately $2.0 million payable in cash over 24 months and per unit royalties ranging from 40% to 50% of subscriber fees. The license fee revenue was being recognized over the ten-year term of the agreement (approximately $16,800 per month). In conjunction with this agreement, FairPoint Communications, Inc., was issued a five-year warrant to purchase 2.0 million shares of NCT common stock at an exercise price of $0.15 per share. The warrant was fully vested and non-forfeitable on the date of grant. As such, the date of grant was used as the measurement date in accordance with EITF 96-18. The fair value of this warrant was approximately $0.1 million, determined using the Black-Scholes option-pricing model, was recorded to deferred revenue and recognized in the same periods and in the same manner (capitalized) as if we had paid cash, in accordance with EITF 00-18. We recorded $50,400 of license fee revenue that had been reduced to zero (as a result of amortizing the fair value of the warrant) for the year ended December 31, 2002 in our consolidated statement of operations in accordance with EITF 01-09. The remainder of the warrant fair value was offset against FairPoint deferred revenue at December 31, 2002 on our consolidated balance sheet. Through December 31, 2002, we had received $252,000 of the Fairpoint license fee.

     On May 23, 2003, FairPoint Broadband and Artera entered into a memorandum of understanding noting their mutual intent to amend, amend and restate or enter into a new agreement to supersede the October 11, 2002 exclusive marketing license agreement with respect to the royalties FairPoint would be obligated to pay Artera and other matters. The memorandum of understanding provided that if Artera and FairPoint did not execute a new agreement by June 30, 2003, then, from July 1, 2003 to July 15, 2003, either party could have terminated the October 11, 2002 license agreement via written notice to the other. If such termination occurred, Artera would be deemed to have waived its right to license fees (but not royalties) from FairPoint for the period after April 30, 2003. The parties did not execute a new agreement by June 30, 2003 but neither party gave written notice of termination by July 15, 2003. The parties continued to negotiate a new agreement to amend or replace the October 11, 2002 agreement pursuant to their mutual intent.

     On November 1, 2003, FairPoint and Artera entered into a five-year master distributor agreement which amends and replaces the October 11, 2002 exclusive master distributor agreement, the May 23, 2003 memorandum of understanding and all prior agreements between FairPoint Communications, Inc. and Artera. The new agreement provides for: (i) the license fee as paid per the October 11, 2002 exclusive marketing license agreement to be fully earned; (ii) no further license fee to be paid; and (iii) per unit royalties based upon the level of service required from Artera ranging from $0.75 to $5.00 per end user. Through December 31, 2003, we received an aggregate of $0.5 million of the FairPoint license fee representing the period from October 2002 through mid April 2003 and waived our right to the balance of license fees of $1.5 million. Upon entering into the new agreement, we recognized the remaining license fee revenue that had been deferred of $0.5 million during the fourth quarter of 2003 because no further performance was required.

14.  Shares of Subsidiary Subject to Exchange into a Variable Number of Shares:

     Upon adoption of SFAS No. 150 on July 1, 2003, an aggregate of 550 shares of Pro Tech series A and B convertible preferred stock (see Note 16) were outstanding with exchange rights into NCT common stock valued at $0.6 million, which was reclassified from minority interest in consolidated subsidiaries to current liabilities on our consolidated balance sheet at a monetary value of $0.7 million. An adjustment of monetary value on subsidiary shares of approximately $0.1 million was charged to additional paid-in capital to reflect the fair value of the shares required to be issued upon exchange.

     For the year ended December 31, 2003, we calculated the 4% dividends earned by holders of the Pro Tech series A and B preferred stock at approximately $11,000. Following adoption of SFAS No. 150 on July 1, 2003, this amount is included in interest expense.

     The monetary value of Pro Tech series A and B preferred stock was $0.7 million in our consolidated balance sheet at December 31, 2003, which is comprised of approximately $0.7 million of shares plus the accrued dividends of approximately $55,000. NCT would have to issue approximately 17.2 million shares of our common stock if settlement of the stated value had occurred as of December 31, 2003. NCT has the option to settle the accrued dividends in cash or common stock. As of December 31, 2003, settlement in common stock for the accrued dividends would require issuance of approximately 1.5 million shares of our common stock. There is no limit on the number of shares that NCT could be required to issue upon exchange of the Pro Tech series A and B preferred stock.

15.  Other Liabilities:

     (In thousands of dollars)

                                                                December 31,
                                                         -----------------------
                                                             2002         2003
                                                         -----------   ---------
License reacquisition payable                             $  4,000      $  4,000
Development fee payable                                        650           650
Royalty payable                                              1,695         1,679
Due to selling shareholders of Theater Radio Network           557           557
Due to L&H                                                     100           100
Loan advance by investor                                        65           230
Other                                                           34            11
                                                         -----------   ---------
    Other current liabilities                             $  7,101      $  7,227
                                                         ===========   =========

Due to ITC (Notes 4 and 9)                                $  1,422      $  1,422
Other                                                          135           114
                                                         -----------   ---------
     Other liabilities (classified as long term)          $  1,557      $  1,536
                                                         ===========   =========

     License reacquisition payable at each of December 31, 2002 and 2003 is comprised of $4.0 million for the cost of reacquiring DMC licenses from two licensees.

     On September 28, 2000, NCT Video Displays, Inc., our wholly-owned subsidiary, entered into a product development and license agreement with Advanced Display Technologies, LLC ("ADT"). Under the agreement, NCT Video was granted by ADT exclusive right and license to make, have made, use, sell, lease, license, or otherwise commercially dispose of all licensed products and components, as defined in the agreement. Such licensed products include certain electronic outdoor billboard displays that utilize a laser or light beam scanning methodology. On May 4, 2001, NCT Video and ADT (by then known as ViewBeam Technology, L.L.C.) entered into a product and development agreement that modified the September 28, 2000 agreement. Some of the provisions of the original agreement remain in effect. The agreement does not materially modify or change the development fee to be paid by NCT Video but does modify the specifications of the product design and the field of use to which the September 28, 2000 exclusive license was granted. Such license had a carrying amount of $0.8 million and $0.7 million at December 31, 2002 and 2003, respectively. The amount represents our cost for ADT's completion of this product development and resultant license rights and subsequent modification and is being amortized over the estimated useful life of nine years. In addition, as part of this agreement, NCT Video and ADT entered into a product development arrangement whereby work is to be performed by ADT in developing the prototype and production design for the licensed products. In return, NCT Video agreed to pay a development fee of $1.0 million for performing such development work. At each of December 31, 2002 and 2003, $0.7 million was included in other current liabilities.

     On August 29, 2000, NCT acquired 100% of the outstanding capital stock of Midcore Software, Inc., a provider of Internet infrastructure software for business networks, through a merger with Midcore Software, Inc., a newly formed, wholly-owned subsidiary of NCT. In connection therewith, we initially issued to Midcore's selling shareholders 13,913,355 restricted shares of our common stock based upon a 10-day volume-weighted average closing bid price of $0.34626 per share, for an aggregate value of $4.8 million. In addition, the purchase consideration included $1.8 million to be paid by NCT in cash, over 36 months, the timing of which was based upon earned royalties. If after 36 months or August 29, 2003, the total royalty had not been earned, or if earned but not fully paid, then the recipients could elect at their discretion either to continue to receive payment of the royalties in accordance with the merger agreement, or receive the unpaid balance in the form of NCT's common stock. On August 29, 2000, we recorded the entire $1.8 million obligation as a liability. On September 23, 2003, the founding stockholders of Midcore made an election to accept payment of the $1.7 million royalty due them in NCT common stock. Prior to the election, approximately $45,000 of this liability had been paid. The election and calculation of the number of shares were provided for in the August 29, 2000 agreement under which NCT acquired Midcore. This calculation is based upon the volume-weighted average closing bid price for the ten days immediately preceding August 29, 2003, or $0.04914 per share. NCT is obligated to issue 34.2 million shares of its common stock to fulfill its $1.7 million royalty obligation included in other current liabilities at December 31, 2003 on our consolidated balance sheet.

     The merger agreement provided that NCT had an obligation to register with the Securities and Exchange Commission ("SEC") a specified amount of $2,467,639 in shares of NCT common stock issued to the Midcore selling shareholders at closing. In the event that NCT's volume-weighted, average trailing ten-day closing bid price declined before NCT requested effectiveness of its registration statement, NCT was required to issue additional shares to the selling shareholders to provide them the specified amount. We refer to this price guaranty provision as the fill-up provision. Of the shares initially issued, 7,126,548 shares of NCT common stock were to be registered based upon a volume-weighted, average trailing ten-day closing bid price of $0.34626. Due to the fill-up provision, on February 9, 2001, we issued 2,863,894 additional shares of NCT common stock to the selling shareholders based upon the closing bid price of $0.2470 to make-up for the diminished value of their shares. The issuance of the additional shares did not affect the cost of the acquired company. In addition, we are obligated to issue 26.2 million shares (the look back shares) of NCT common stock to the founding stockholders of Midcore because the value of shares issued upon the acquisition of Midcore, related to a price guarantee, was less than $1.5 million on the third anniversary of the acquisition. This issuance of additional common stock based on a reduction in security prices will not affect the cost of the acquired company in accordance with SFAS No. 141. We will record the current fair value of the additional consideration issued and simultaneously reduce the amount previously recorded for securities issued at the date of acquisition.

     Midcore's founding stockholders are currently in discussions with the company relating to the royalty and look back obligations as discussed above, and the company's inability to issue shares since the company has insufficient authorized shares. The company remains unable to issue the shares until an increase in authorized shares is approved by the shareholders. The company, in these circumstances, is unable to assess whether these discussions will result in a resolution of these matters.

     On August 18, 2000, we acquired from the five sole stockholders of Theater Radio Network, Inc. 100% of the outstanding capital stock of Theater Radio Network, a provider of in-theater audio advertising in multiplex cinemas, through DMC Cinema, then a newly formed subsidiary of NCT's subsidiary, DMC. The acquisition included our issuance of restricted shares of NCT common stock and a 7.5% equity interest in DMC Cinema. The purchase agreement provided that a specified amount of $2,395,000 in shares of NCT common stock would be issued to the selling shareholders. NCT had an obligation to register the shares represented by this specified amount. In the event that NCT's trailing twenty-day closing bid price declined before NCT requested effectiveness of its registration statement from the SEC, NCT was required to issue additional shares to the selling shareholders to provide them the specified amount. We refer to this provision as the fill-up provision. We initially issued 7,405,214 shares of NCT common stock based upon a trailing twenty-day closing bid price of $0.3376. Of such shares, 311,019 shares were issued to the placement agent for the transaction for services rendered, aggregating $105,000. The placement agent's shares were not subject to the fill-up provision. Due to the fill-up provision, in February 2001, we issued 2,455,248 additional shares of NCT common stock to the five selling shareholders based upon a trailing twenty-day closing bid price of $0.2508 to make-up for the diminished value. The issuance of the additional shares did not affect the cost of the acquired company.

     Additional NCT shares may be required to be issued as an earnout based upon cumulative revenue of Theater Radio Network (DMC Cinema). The selling shareholders have demand registration rights for these earnout shares. The earnout provided that if DMC Cinema had accrued revenue of at least $3.3 million between August 1, 2000 and December 31, 2001, a number of shares of NCT common stock having a value of $1.25 million, based upon the trailing twenty-day closing bid price on December 31, 2001, would be issued to the selling shareholders and the placement agent. If the accrued revenue for this period was less than $3.3 million, then the number of shares of NCT common stock to be issued would be prorated to the number (based upon the trailing twenty-day closing bid price on December 31, 2001) equal to the product of $1.25 million multiplied by a fraction which is the actual accrued revenue for such period divided by $3.3 million. Further, if DMC Cinema had accrued revenue of at least $4.7 million between August 1, 2000 and June 30, 2002, an additional number of shares of NCT common stock having a value of $1.25 million, based upon the trailing twenty-day closing bid price on June 30, 2002, would be issued. If DMC Cinema's accrued revenue for such period was less than $4.7 million, then the number of shares to be issued would be prorated to that number of shares of NCT common stock having a value (based upon the trailing twenty-day closing bid price on June 30, 2002) equal to the product of $1.25 million multiplied by a fraction which is the actual accrued revenue for such period divided by $4.7 million. The issuance of additional NCT shares of common stock pursuant to the earnout provision would increase our cost of the acquisition. As of December 31, 2002 and 2003, approximately $0.6 million is included in other current liabilities for this earnout obligation. This accrual increased our cost of the acquisition and resulting goodwill (see Note 3).

16.  Capital Stock:

Authorized Capital Stock

     NCT has 655 million shares authorized, 645 million shares of which are $0.01 par value common stock and 10 million of which are $0.10 par value preferred stock. At the NCT annual meeting of shareholders held on July 10, 2001, the stockholders approved an amendment to increase the number of shares of common stock the company is authorized to issue from 450 million to 645 million. Such amendment became effective on July 12, 2001 when the company filed a Certificate of Amendment to its Restated Certificate of Incorporation with the Secretary of State of Delaware.

Common shares available for future issuance

     At the December 31, 2003 common stock price of $0.04, our common shares issued and required to be reserved for issuance exceeded the number of shares authorized at that date. As such, NCT intends to seek shareholder approval of an amendment to NCT's Restated Certificate of Incorporation to increase the number of shares of common stock authorized for NCT. At December 31, 2003, the shares of common stock required to be reserved were as follows, calculated at the $0.04 common stock price on that date (or the discount therefrom as allowed under the applicable exchange or conversion agreements) along with premiums in excess of the calculated number of shares as required under the applicable exchange or conversion agreements:

  NCT Preferred Stock (a)                                           914,958,904
  Stock options and warrants                                        823,244,619
  NCT Convertible Notes issued to Carole Salkind                    878,891,374
  8% Convertible Notes                                               59,650,989
  ConnectClearly Common Stock exchange                                2,264,063
  Pro Tech Preferred Stock exchange                                  22,597,252
  6% Convertible Notes exchange                                      94,597,108
  Artera Preferred Stock exchange                                   154,763,084
  Earnout for Theater Radio Network acquisition; look back
    and royalty payable for Midcore Software acquisition             67,450,777
  Private Equity Credit Agreement                                   173,611,111
                                                                ----------------
                                                                  3,192,029,281
                                                                ================

     Footnote:
     ---------
     (a) We are required to reserve 100,000,000 shares of our common stock for the conversion of series H preferred stock until additional authorized shares of common stock are approved by stockholders. Although our annual shareholder meeting had not taken place as of December 31, 2003, we have presented the entire calculated reserve requirement for our preferred stock.

Transactions with Crammer Road LLC

2002 Exchange Agreement

     On June 21, 2002, NCT entered into an exchange agreement with Crammer Road to acquire the remaining 12,000 shares of DMC NY in exchange for 1,800 shares of our series H convertible preferred stock and $120,000 in cash (see discussion of DMC NY below, NCT Group, Inc. Preferred Stock below and Crammer Road in Note
21).

Private Equity Credit Agreements

     On July 25, 2002, we entered into a new private equity credit agreement with Crammer Road. The July 2002 credit agreement provides that shares of up to $50 million (the maximum commitment amount) of our common stock may be sold to Crammer Road pursuant to put notices delivered by the company to Crammer Road. The terms of the agreement require us to put at least $5 million (the minimum commitment amount) of our common stock, in exchange for cash, at a discount to market of 10%. In connection with the execution of this private equity credit agreement, we issued a five-year warrant to Crammer Road for 1,000,000 shares of our common stock with an exercise price of $0.07375 per share (see Note 17). We are obligated to register for resale shares of our common stock for the warrant and the credit agreement in an amount no less than 112% of the maximum commitment amount. If we fail to issue shares for the minimum commitment amount during the commitment period (which terminates 24 months after effectiveness of a resale registration statement relating to the shares or earlier as described in the agreement), we must pay Crammer Road, in immediately available funds, an amount equal to the product of (i) the minimum commitment amount, less the aggregate shares of our common stock actually delivered to Crammer Road under the equity credit line and (ii) the 10% discount.

     On April 12, 2001, we executed a private equity credit agreement that provided that shares of up to $50 million of our common stock may be sold to Crammer Road pursuant to put notices delivered by the company to Crammer Road. The April 2001 private equity credit agreement replaced the September 2000 private equity credit agreement. In conjunction with this transaction, the company issued Crammer Road a warrant for 250,000 shares of the company's common stock. The terms of that credit agreement obligated the company to put $17 million of our common stock (the minimum commitment amount) to Crammer Road. The agreement provided for a penalty for late effectiveness of a registration statement covering the shares in the minimum commitment amount. In addition, if we failed to issue and deliver shares for the minimum commitment amount of $17 million during the commitment period, which would terminate 18 months after the commitment period began, NCT was obligated to pay Crammer Road in immediately available funds an amount equal to the product of (i) the minimum commitment amount, less the aggregate value of shares of our common stock actually delivered to Crammer Road under the credit line and (ii) the then applicable discount. NCT and Crammer Road had a dispute about the amount due under the penalty provision of the April 2001 private equity credit agreement (see Settlement with Crammer Road below).

     We delivered a put notice to Crammer Road in November 2000 under the then existing private equity credit agreement for $0.5 million and issued 2,810,304 shares of our common stock to Crammer Road, of which 343,604 shares were issued in 2001.

2001 Exchange Agreement and Reset Shares

     On April 12, 2001, NCT entered into an exchange agreement with Crammer Road. Pursuant to the exchange agreement, NCT issued to Crammer Road a $1.0 million convertible note in exchange for 1,000 shares of common stock of DMC New York, Inc. Further, pursuant to the exchange agreement, the company issued to Crammer Road 13,333,333 shares of NCT common stock in exchange for 2,000 shares of common stock of DMC NY with an aggregate value of $2.0 million. In accordance with the exchange agreement, NCT was also obligated to issue Crammer Road additional NCT common shares (reset shares) if the closing bid price of the NCT common stock for the five business days prior to the day before we requested acceleration of the effectiveness of the registration statement covering those shares was less than $0.16 per share, up to a maximum of 3,333,334 additional shares. We were obligated to register these issued shares of common stock and the reset shares. For the years ended December 31, 2001 and 2002, we incurred charges of $0.5 million and $3.4 million, respectively, due to non-registration of these shares included in other (income) expense, net in our consolidated statement of operations (see Note 18). In 2002, we settled our obligation to Crammer Road for the reset shares (see Settlement with Crammer Road below).

DMC New York, Inc.

     NCT acquired 75% of DMC NY in 2002 and 25% in 2001. Our aggregate cost of the DMC NY shares was approximately $27.2 million (see Note 2).

     If a registration statement covering amounts pursuant to the April 12, 2001 exchange agreement with Crammer Road were not in effect by July 1, 2001, we agreed to acquire 1,000 shares of DMC NY common stock for $1.0 million in cash or other marketable securities on July 1, 2001. We paid $100,000 to Crammer Road in September 2001 toward this commitment. In 2002, we settled our obligation to Crammer Road under this agreement (see Settlement with Crammer Road below).

Convertible Note issued by NCT Video Displays, Inc.

     On April 12, 2001, NCT Video, our wholly owned subsidiary, entered into a subscription agreement with Crammer Road whereby NCT Video issued a $0.5 million convertible note to Crammer Road for $0.5 million in cash. NCT Video received an advance of this amount in December 2000. The NCT Video note matured on December 31, 2001 and bore interest at 8% per annum, payable at maturity. Such convertible note was convertible into shares of NCT Video common stock. Because NCT Video's common stock is not publicly tradable on any market or exchange, NCT and Crammer Road entered into an exchange rights agreement whereby the NCT Video note would be exchangeable for shares of NCT common stock at an exchange price per share of 93.75% of the average closing bid price of NCT common stock for the five trading days prior to the exchange. In accordance with EITF 98-05, as codified in EITF 00-27, in 2001, we recorded a beneficial conversion feature of approximately $33,000 in connection with this convertible note. The beneficial conversion feature was accounted for as a discount to the note and was allocated to a component of additional paid-in capital. For the year ended December 31, 2001, the discount was recognized as interest expense in our consolidated statement of operation. In October 2001, Crammer Road exchanged the NCT Video note for 6,014,029 shares of our common stock.

Settlement with Crammer Road

     In September 2002, Crammer Road brought a legal action against NCT alleging that NCT breached a series of agreements entered into by Crammer Road and NCT on April 12, 2001, namely, a Private Equity Credit Agreement, a Registration Rights Agreement relating thereto, an Exchange Agreement, a Registration Rights Agreement relating thereto, two promissory notes and an additional side letter agreement. On October 30, 2002, a settlement agreement was executed by the parties and approved by the court on December 11, 2002. Under the settlement agreement, all claims in the suit by Crammer Road are dismissed in consideration of the issuance by NCT to Crammer Road of 68 million shares of NCT common stock ($5.44 million priced at $.08 per share). On December 17, 2002, we issued
Crammer Road 40 million of the 68 million shares. The remaining 28 million shares were issuable 65 days after demand therefore by Crammer Road. As of December 31, 2002, $2.2 million is included in shares payable on our consolidated balance sheet. On or about May 8, 2003, the company issued the remaining 28,000,000 shares to Crammer Road which were included in shares payable at December 31, 2002.

Shares Issued for Acquisitions

     As noted above, on April 12, 2001, we issued Crammer Road shares of our common stock in exchange for shares of DMC NY.

     NCT issued approximately 21.3 million shares of its common stock in 2000 to consummate the acquisitions of Theater Radio Network and Midcore Software. In February 2001, due to fill-up provisions, we issued an aggregate of 5,319,142 additional shares for these acquisitions. We have an obligation to issue additional shares of our common stock to satisfy an earnout provision for the Theater Radio Network acquisition. Further, we are obligated to issue additional NCT shares to satisfy a look back provision for the Midcore Software acquisition and royalty payable (see Note 15).

Shares Issued upon Conversion or Exchange of Indebtedness

     During the years ended December 31, 2001, 2002 and 2003, $2.5 million, $0.2 million and $1.8 million, respectively, of the 6% convertible notes plus interest were exchanged for 26,910,453 shares, 2,598,956 shares and 42,092,786 shares of NCT's common stock. At December 31, 2003, $2.5 million of the 6% convertible note principal remained that could be exchanged for NCT common stock.

     During the year ended December 31, 2002, $0.4 million of our 8% convertible notes plus interest were converted into 5,611,682 shares of NCT's common stock.

     As noted above, in October 2001, we issued Crammer Road shares of our common stock upon Crammer Road's exchange of the NCT Video note.

     On May 18, 2001, Carole Salkind converted a 60-day $500,000 note into 4,303,425 shares of our common stock at an agreed upon price of $0.13, a price which approximated the market price of our common stock on the conversion date. NCT had defaulted on the repayment of this note. NCT reduced the conversion price from $0.21 to $0.13 to induce conversion of the note resulting in an inducement charge of approximately $0.2 million included in other (income) expense, net (see Note 18).

Shares Issued for Settlement of Legal Claims

     We issued Crammer Road shares of NCT common stock in December 2002 and May 2003 pursuant to a settlement agreement (see Settlement with Crammer Road above).

     On or about January 31, 2002, West Nursery Land Holding Limited Partnership brought an action against NCT in the District Court of Maryland for Anne Arundel County. On December 31, 2002, NCT and West Nursery executed a settlement agreement under which all claims of West Nursery against NCT were discharged in consideration of the issuance by NCT of 1,248,170 shares of its common stock. Pursuant to the settlement agreement between NCT and West Nursery Holding Limited Partnership, on or about April 1, 2003, the company issued 1,248,170 shares of its common stock (i.e., $56,000 in stock priced at $0.0448 per share) to West Nursery which were included in shares payable at December 31, 2002.

     On February 21, 2002, an action was brought by Mesa Partners, Inc. against NCT and DMC. On December 3, 2002, NCT, DMC and Mesa executed a settlement agreement that was approved by the court in April 2003. Pursuant to the settlement agreement, on or about April 11, 2003, NCT issued 2,321,263 shares of its common stock (i.e., $125,000 in stock priced at $0.05385 per share) to Mesa.

   On or about December 17, 2002, an action was brought by Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore S.A. and Libra Finance S.A. against NCT Group, Inc. and Artera Group, Inc. On or about April 7, 2003, NCT, Artera and the plaintiffs executed a settlement agreement. In September 2003, upon court approval of the settlement agreement, NCT issued 61,776,067 shares of its common stock (i.e., $4.0 million in stock priced at $0.06475 per share) to the plaintiffs, reduced previously accrued interest payable of $0.9 million (consists of $0.1 million and $0.8 million related to the 8% and 6% convertible notes, respectively) and liquidated damages for non-registration of common shares underlying convertible and exchangeable notes and preferred stock of $8.0 million (consists of $0.1 million and $4.6 million related to the 8% and 6% convertible notes, respectively and $3.3 million related to Artera series A preferred stock). We recorded a $4.9 million gain on litigation settlements included in non-operating other (income) expense, net for the year ended December 31, 2003.

     During the year ended December 31, 2002, we recorded charges totaling $0.5 million for the issuance of 6,138,081 shares of our common stock. Of these shares, 5,938,081 were valued at approximately $0.5 million and were issued to settle a legal matter with Linford Group Limited related to a leasehold of our indirect subsidiary Artera Group International Limited. In addition, 200,000 of the total number of shares were issued to settle a legal matter and were valued at less than $0.1 million (based upon the closing bid price on the date of the settlement).

Shares Issued to Vendors and Others

     During the year ended December 31, 2002, we recorded a charge of less than $0.1 million for the issuance of 300,000 shares of our common stock for a partial payment of consulting services (based upon the closing bid price on the date of the agreement).

     During the year ended December 31, 2001, NCT issued an aggregate of 3,165,495 shares of its common stock to suppliers, consultants and an employee. Of these shares, 2,994,066 were for current obligations totaling $804,683 (328,717 of such shares were issued to an employee) and 171,429 were for future obligations totaling $60,000.

ConnectClearly.com, Inc. Initial Financing

     On August 10, 2000, NCT entered into an agreement with three accredited investors for the financing of NCT's majority-owned subsidiary, ConnectClearly.com, Inc. In connection with the initial funding of ConnectClearly, NCT issued 1,000 shares of ConnectClearly common stock to these investors in consideration for $0.5 million in cash and conversion of promissory notes payable, due to two of the investors, totaling $0.5 million. These ConnectClearly common shares are exchangeable for shares of NCT common stock any time on or after the 180th day following issuance of the ConnectClearly common stock at 80% of the five-day closing bid average of the NCT common stock for the five-day period immediately preceding the exchange. During the year ended December 31, 2001, 937 shares of ConnectClearly common stock were exchanged for 7,831,908 shares of NCT's common stock. We incurred a $0.3 million charge to additional paid-in capital. This amount is included in beneficial conversion features and in the calculation of loss attributable to common stockholders for the year ended December 31, 2001. Because NCT obtained the ConnectClearly common shares upon exchange, NCT accounted for this as a step acquisition for which NCT recorded an increase to its goodwill in ConnectClearly and an increase to its additional paid-in capital of $0.9 million. At December 31, 2001, as a result of ConnectClearly's failure to achieve operating objectives, goodwill was reduced to zero resulting in a goodwill impairment charge of $0.9 million. During the years ended December 31, 2002 and 2003, no shares of ConnectClearly were exchanged for shares of NCT common stock. At December 31, 2003, 63 ConnectClearly common shares subject to exchange are outstanding.

Distributed Media Corporation

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

NCT Audio Products, Inc.

Initial Financing

     NCT Audio sold 2,145 common shares in 1997 for approximately $4.0 million in a private placement under Regulation D of the Securities Act of 1933 (the "Securities Act"). The terms of the sale allow purchasers of NCT Audio's common stock to exchange their shares for NCT common stock at 80% of the five-day average closing bid price of NCT common stock for the five days immediately preceding the exchange. The NCT share exchanges are accounted for as step acquisitions of NCT Audio. Through the fourth quarter of 1999, we had pursued an acquisition strategy for NCT Audio. In connection with financing efforts for that acquisition strategy, we had access to an independent appraisal of NCT Audio performed for a prospective lender. In 1999, we changed the business strategy to suspend NCT Audio's acquisition effort. Based upon that change in strategy and the then current valuation, we began impairing goodwill resulting from step acquisitions. In 2001, due to the continuing inability of NCT Audio to generate positive cash flows from operations, we reduced the NCT Audio goodwill balance to zero (representing $1.5 million of the 2001 impairment to goodwill). In 2002, $0.3 million of goodwill resulting from a step acquisition was impaired because of NCT Audio's continuing inability to generate positive cash flows from operations. Included in our consolidated statements of operations are impairment charges aggregating $2.1 million and $0.3 million for the years ended December 31, 2001 and 2002, respectively.

     Through December 31, 2003, we have issued an aggregate of 31,239,483 shares of our common stock in exchange for 2,145 shares of NCT Audio common stock. During the years ended December 31, 2001 and 2002, 597 and 160 shares of NCT Audio common stock, respectively, were exchanged for 4,824,068, and 3,930,818 shares of

NCT common stock. At December 31, 2002 and 2003, no shares of NCT Audio common stock subject to exchange are outstanding.

Shares Issued to NXT plc

     On March 30, 2001, NCT issued 3,850,000 shares of its common stock to NXT attributable to new agreements that reorganized existing cross-license agreements between the companies (see Note 4). Under the new agreements, NXT transferred its 533 shares of NCT Audio common stock to NCT in payment of the exercise price for an option held by NXT to purchase 3,850,000 shares of NCT's common stock (see Note 17). NXT had purchased those shares of NCT Audio common stock in 1997 for $1.0 million.

Exchange Shares

     The  company  had  contingent   obligations  under  a  securities  exchange
agreement, dated October 9, 1999 among the company, Austost and Balmore. Pursuant to the exchange agreement, on October 26, 1999 the company issued a total of 17,333,334 shares to Austost and Balmore (the "Exchange Shares") in exchange for 532 shares of common stock of NCT Audio held by Austost and Balmore. Under the exchange agreement, Austost and Balmore were obligated to return to NCT 13,671,362 shares of NCT common stock ("Excess Exchange Shares"). On March 7, 2000, some terms and conditions of the exchange agreement were amended. This amendment was agreed to in order to (i) allow Austost and Balmore to retain 3,611,111 Excess Exchange Shares in exchange for an additional 533 shares of NCT Audio common stock from a third party investor, which Austost and Balmore would deliver to NCT, and (ii) substitute cash payments by Austost and Balmore to the company in lieu of Austost's and Balmore's obligation to return the remaining Excess Exchange Shares to the company pursuant to the exchange agreement. Austost and Balmore would agree to pay the company up to $1.0 million in cash subject to monthly limitations from proceeds Austost and Balmore would realize from their disposition of such remaining Excess Exchange Shares. Austost and Balmore would realize a 10% commission on the proceeds from the sale of NCT shares. During the year ended December 31, 2000, approximately 10 million Excess Exchange Shares were sold by Austost and Balmore. In 2001, NCT received proceeds, net of commissions, of $0.2 million upon the sale of the remaining Excess Exchange Shares.

Other Private Placements and Stock Issuances

     On or about August 22, 2001, 2.0 million shares of NCT common stock issued with a restrictive legend were sold in a private placement, at current market value. The proceeds consisted of approximately $0.2 million in cash, including approximately $0.1 million from certain NCT directors and officers (see Note
21).

     On each of October 25, 2001 and December 6, 2001, 5.0 million shares of NCT common stock were issued with a restrictive legend upon exercise of warrants held by a placement agent for an aggregate of $0.8 million in cash.

Transactions Affecting Common Stock of Pro Tech Communications, Inc.

     In 2001, NCT received 1,190,476 shares of Pro Tech common stock as partial consideration for the January 9, 2001 6% convertible notes then issued (see Note
12). We received an aggregate of 2,563,636 shares of Pro Tech common stock valued at $1.4 million in partial payment of technology license fees receivable from two DMC customers.

     At December 31, 2003, NCT Hearing Products, Inc. had approximately 27.1 million shares of Pro Tech common stock, comprising approximately 82% of the issued and outstanding shares of Pro Tech common stock.

NCT Group, Inc. Preferred Stock

     Our Board of Directors is authorized to issue 10 million shares of preferred stock, par value $0.10 per share. Through 2003, NCT designated eight series of preferred stock, including series A, B, C, D, E, F, G and H preferred stock. Series A and B were eliminated in 1992 without ever having been issued. We have issued preferred stock under our series C, D, E, F, G and H designations. In November 2001, series C, D, E and F were eliminated. As of December 31, 2003, there are 1,725 shares of series H preferred stock issued and outstanding.

Series G Convertible Preferred Stock

     On January 25, 2000, the Board of Directors of NCT designated a series G convertible preferred stock. The series G preferred stock consists of 5,000 designated shares, par value of $0.10 per share and a stated value of

$1,000 per share with a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or common stock. On September 26, 2000, the company's Board of Directors approved an amendment to the Series G Certificate of Designations, Rights and Preferences to increase the maximum share issuance amount thereunder from 10 million shares to 24 million shares. On March 6, 2000, as amended March 10, 2000, NCT and an accredited investor entered into an agreement under which NCT sold an aggregate stated value of $2.0 million (2,004 shares) of series G preferred stock, in a private placement pursuant to Regulation D under the Securities Act, for proceeds, net of expenses, of approximately $1.7 million cash. Each share of series G preferred stock is convertible into shares of NCT common stock at the lesser of (i) 20% below the five-day average closing bid price of common stock immediately prior to conversion or (ii) $0.71925. During the year ended December 31, 2001, the company issued 7,218,150 shares of our common stock upon conversion of the remaining 767 shares of series G preferred stock. As of December 31, 2001, 2,004 shares of NCT's series G preferred stock had been converted into 12,124,745 shares of NCT's common stock. At December 31, 2002 and 2003, no series G preferred stock was outstanding.

Series H Convertible Preferred Stock

     In June 2002, NCT designated series H preferred stock consisting of 1,800 designated shares with a par value $0.10 per share, a stated value of $10,000 per share and a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or common stock, at NCT's election. On March 10, 2003, NCT amended the number of designated shares of series H convertible preferred stock from 1,800 shares to 2,100 shares. The series H preferred stock is senior in rank to our common stock and has a liquidation value equal to the dividends plus the stated value in the case of liquidation, dissolution or winding up of NCT. The holders of our series H preferred stock have no voting rights (except as may be required by law). Each share of series H preferred stock is convertible into shares of the company's common stock at 75% of the average closing bid price of common stock for the five-day trading period immediately preceding conversion. The holder of the series H preferred stock is subject to a limitation on the percentage ownership of outstanding common shares of the company, as defined. The series H preferred stock is redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H was originally issued and the redemption date. The redemption price ranges from 85% of stated value (within three months of issuance) to 120% of stated value (after nine months from issuance). On June 24, 2002, we issued 1,800 shares ($18 million stated value) of our series H preferred stock to Crammer Road LLC for $120,000 cash and 12,000 shares of DMC New York, Inc. (see Note 2). For the years ended December 31, 2002 and 2003, we have included $0.4 million and $0.7 million, respectively, representing preferred stock dividends on the consolidated statement of operations. For the year ended December 31, 2003, 75 shares of series H preferred stock along with accrued dividends totaling approximately $0.8 million were converted into 23,057,761 shares of NCT's common stock. As of December 31, 2003, 1,725 shares of series H preferred stock are outstanding.

Artera Group, Inc. Preferred Stock

     On February 21, 2001, the Board of Directors of Artera Group, Inc. designated a series A convertible preferred stock which consists of 30,000 designated shares, par value of $0.10 per share and stated value $1,000 per share with a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or common stock of Artera. Each share of series A convertible preferred stock is convertible into shares of Artera common stock on and after the earlier of two years after issuance or ten days after Artera becomes publicly traded, at a conversion price equal to the average closing price for the five trading days prior to the conversion date. At December 31, 2002 and 2003, we have included $8.0 million and $8.3 million, respectively, representing the carrying value of the preferred stock included in minority interest on the consolidated balance sheets. We amended these rights as to $4.3 million stated value of Artera preferred stock that was issued in conjunction with our acquisition of Artera (see Note 2). For each of the years ended December 31, 2001, 2002 and 2003, the dividends are approximately $0.3 million. These amounts are included in preferred stock dividends on the consolidated statement of operations for the years then ended.

     On June 29, 2001, NCT entered into an exchange rights agreement with ten accredited investors who hold $4.3 million in aggregate stated value of Artera Group, Inc. series A preferred stock. Each of the ten holders of Artera series A preferred stock is entitled to exchange the Artera series A preferred stock for shares of NCT common stock from and after November 30, 2001 at an exchange price per share of 100% of the average closing bid price of NCT's common stock for the five trading days prior to the exchange date and may not convert into Artera common stock. NCT is obligated to register shares of its common stock for the exchange of Artera series A preferred stock. For the years ended December 31, 2001, 2002 and 2003, we incurred charges of $0.7 million, $2.1 million and $1.9 million, respectively, for non-registration of the underlying shares of NCT common stock. These amounts are included in preferred stock dividends on the consolidated statement of operations for the years then ended. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera series A preferred stock by paying the holder cash equal to the aggregate stated value of the Artera series A preferred stock being redeemed (together with accrued and unpaid dividends thereon). As a result of a settlement of a legal action (see above), which included $3.3 million of accrued non-registration fees payable relating to our inability to register the shares, we recorded a related gain of $2.0 million for the year ended December 31, 2003 included in non-operating other (income) expense and we are no longer accruing for these expenses for three holders of Artera series A preferred stock. Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera series A preferred stock received an additional right to exchange into NCT preferred stock (a series to be designated) upon thirty days prior written notice. As of December 31, 2003, 8,299 shares of Artera series A preferred stock are issued and outstanding and no shares have been converted.

Pro Tech Communications, Inc. Preferred Stock
---------------------------------------------
(see Note 14)

     On September 29, 2000, Pro Tech entered into a securities purchase and supplemental exchange rights agreement with the company and three holders to consummate the $1.5 million financing arranged by the company for Pro Tech in connection with its sale of 1,500 shares of Pro Tech series A convertible preferred stock to the investors. The Pro Tech series A preferred stock consists of 1,500 designated shares, par value $0.01 per share and a stated value of $1,000 per share with a cumulative dividend rate of 4% per annum on the stated value. Each share of such stock is exchangeable for shares of NCT's common stock based upon the lowest average of the average closing bid price for a share of our common stock for any consecutive five-day period out of 15 trading days preceding the date of exchange, less a discount of 20%. In addition, each share of this preferred stock is convertible into shares of Pro Tech's common stock at a discount from the quoted market value.

     On July 30, 2001, Pro Tech entered into an agreement with a holder to issue 500 shares of Pro Tech series B redeemable convertible preferred stock having an aggregate stated value of $0.5 million. Upon issuance, Pro Tech received approximately $0.4 million in cash, net of expenses and fees, which was used for working capital purposes. The Pro Tech preferred stock is convertible into Pro Tech common, and is exchangeable for shares of NCT common stock (as to 50% from and after six months, and as to 100% from and after one year, from the issue date) at an exchange rate which is the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five trading days out of the 15 trading days preceding the date of exchange, less a discount of 20%. Pro Tech recorded a beneficial conversion feature of $125,000 in connection with the issuance of its series B preferred stock that resulted in a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature was recognized as an increase to Pro Tech's preferred stock and a decrease to additional paid-in capital over the period from the date of issuance (July 30, 2001) to the date of earliest conversion (50% on January 30, 2002 and 50% on July 30, 2002). For the years ended December 31, 2001, 2002 and 2003, $79,000, $46,000 and zero, respectively, of the beneficial conversion feature was recognized. In connection with this 2001 transaction, Pro Tech issued a three-year warrant to purchase 1.0 million shares of its common stock, exercisable at $0.13 per share. Pro Tech estimated the fair value of this warrant to be approximately $63,000 using the Black-Scholes option pricing model. The aggregate of $142,000, $46,000 and zero is included in beneficial conversion features on the consolidated statement of operations for the years ended December 31, 2001, 2002 and 2003, respectively.

     As of December 31, 2002, under the terms of the Pro Tech series B convertible preferred stock agreement dated July 30, 2001, the holder of those shares may have had a right to require Pro Tech to redeem the shares and any such redemption would not have been within the sole control of Pro Tech. The redemption value was 125% of the stated value of $0.5 million or $125,000. Accordingly, approximately $0.1 million redemption adjustment was recorded during 2001 increasing the minority interest in consolidated subsidiaries. On April 10, 2003, NCT and Pro Tech entered into an agreement with the holder of the series B preferred stock whereby the holder agreed to waive certain requirements of the registration rights agreement relating to the series B preferred stock. This waiver released Pro Tech from the requirement to register shares of Pro Tech's common stock for the conversion of the series B preferred stock. This cancelled the triggering event, which may have placed the redemption of the series B preferred stock at the holder's option. With the signing of this agreement, such redemption became under the control of Pro Tech. Pro Tech was no longer required to carry the series B preferred stock at 125% of the stated
value. Accordingly, approximately $0.1 million redemption adjustment was reversed during the year ended December 31, 2003.

     Prior to the adoption of SFAS No. 150, for the years ended December 31, 2001, 2002 and 2003, we calculated the 4% dividends earned by holders of the Pro Tech series A convertible preferred stock and the Pro Tech series B redeemable convertible preferred stock at approximately $24,000, $22,000 and $11,000, respectively. These amounts are included in preferred stock dividends and in the calculation of loss attributable to common stockholders on the consolidated statement of operations for the years then ended. At December 31, 2002, we have included $0.7 million representing the carrying value of the preferred stock included in minority interest on the consolidated balance sheet.

     During the year ended December 31, 2001, 1,162 shares of Pro Tech series A preferred stock were converted into 4,951,873 shares of Pro Tech common stock and 288 shares of Pro Tech series A preferred stock were exchanged for 2,975,978 shares of NCT common stock. In connection with the issuance of NCT shares, NCT recorded a decrease in the minority interest in subsidiary and an increase to additional paid-in capital of approximately $0.2 million. During the years ended December 31, 2002 and 2003, there were no conversions or exchanges. At December 31, 2003, there were 50 shares of Pro Tech's series A preferred stock outstanding and 500 shares of Pro Tech series B preferred stock outstanding.

Treasury Stock

     On March 1, 2002, NCT retired and cancelled all 6,078,065 shares of treasury stock.

17.  Common Stock Options and Warrants:

     The company values options and warrants using the Black-Scholes option pricing model and accounts for options and warrants issued to those that are not employees of the company or members of the Board of Directors as outlined herein. The fair value of options and warrants issued to general consultants are recorded as consulting expense over the vesting period of the related options or warrants and classified as selling, general and administrative expenses. The relative fair value of options and warrants issued in connection with indebtedness are amortized as interest expense over the term of the related indebtedness. The allocated fair value of options and warrants issued in conjunction with preferred stock are accreted as an increase in loss attributable to common stockholders in the net loss per share computation over the vesting period of the related options or warrants. The fair value of options and warrants issued in connection with acquisitions are recorded as additional purchase price.

Stock Options:

     The company has stock option plans under which directors, officers, employees and consultants may be granted options to purchase common stock or other equity-based awards. The company's stock option plans that have been approved by shareholders are as follows: 1987 Stock Option Plan (the "1987 Plan"); the NCT Group, Inc. 1992 Stock Incentive Plan (as amended, the "1992 Plan"); the NCT Group, Inc. Option Plan for Certain Directors (as amended, the "Directors Plan"); and the NCT Group, Inc. 2001 Stock and Incentive Plan (the "2001 Plan"). In addition, options outside the option plans have been granted. Due to plan expirations, no future grants or options for the purchase of shares of NCT common stock are available under the 1987 Plan, the 1992 Plan or the Direction Plan.

     As of December 31, 2003, there were no options outstanding under the Directors Plan. The following summarizes information about the company's stock options outstanding and exercisable at December 31, 2003:


                                                     Options Outstanding                      Options Exercisable
                                           -------------------------------------------    ----------------------------
                                                               Weighted
                                                                Average
                                                               Remaining     Weighted                        Weighted
                                                              Contractual     Average                         Average
                          Range of              Number           Life        Exercise          Number        Exercise
     Plan             Exercise Prices         Outstanding     (In Years)      Price         Exercisable (a)    Price
----------------     ------------------    -----------------    -------    -----------     --------------    ----------
 1987 Plan           $ 0.50  to $0.625         1,350,000          0.09      $   0.5093       1,350,000        $ 0.5093
                                           =================                               ==============

 1992 Plan           $ 0.103 to $1.00         42,459,337          3.86      $   0.4037      42,459,337        $ 0.4037
                                           =================                               ==============

 2001 Plan           $ 0.054 to $0.13         67,054,945 (b)      5.94      $   0.0780      52,476,945 (b)    $ 0.0847
                                           =================                               ==============

 Non-plan            $ 0.029 to $0.2656      368,375,000          4.44      $   0.0455     368,375,000        $ 0.0455
                                           =================                               ==============

Footnotes:
----------
(a) Exercisable on a plan by plan basis subject to the approval by the company's stockholders of a sufficient increase in the number of shares of common stock authorized. (b) Approximately 49.1 million of the number outstanding and 34.5 million of the number exercisable under the 2001 Plan are subject to the approval by the company's stockholders of a sufficient increase in the number of shares of common stock (1) authorized and (2) covered by the 2001 Plan. At the time of such shareholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved. If shareholder approval of the increase is not obtained at an annual meeting of shareholders , options granted will be reduced pro rata for the excess unauthorized shares.

1987 Plan

     The company's 1987 Plan provided for the granting of up to 4.0 million shares of common stock as either incentive stock options or nonstatutory stock options. Options to purchase shares could be granted under the 1987 Plan to persons who, in the case of incentive stock options, were full-time employees (including officers and directors) of the company; or, in the case of nonstatutory stock options, were employees or non-employee directors of the company. The exercise price of all incentive stock options was required to be at least equal to the fair market value of such shares on the date of grant and could be exercisable over a ten-year period as determined by the Board of Directors. The exercise price and duration of the nonstatutory stock options were determined by the Board of Directors. In 2000, the Board of Directors determined that no future grants of options for the purchase of shares would be made under the 1987 Plan. Thus, no options for the purchase of shares are available for future grant under the 1987 Plan. At December 31, 2001, 2002 and 2003, there were outstanding, exercisable options under the 1987 Plan to acquire 1,350,000 shares of common stock at a weighted average exercise price of $0.5093 per share.

1992 Plan

     On October 6, 1992, the company adopted the 1992 Plan for the granting of shares and options to purchase up to 10.0 million shares of common stock to its officers, employees, consultants and directors. The exercise price of options granted under the 1992 Plan was required to be at least equal to the fair market value of such shares on the date of the grant, and such options were generally exercisable over a five to ten-year period with vesting schedules as determined by the Board of Directors. On October 20, 1998, the stockholders approved an amendment to the 1992 Plan to increase the aggregate number of shares of common stock available there under to 30.0 million. On July 13, 2000, the stockholders approved an amendment to the 1992 Plan to increase the aggregate number of shares of NCT's common stock under the 1992 Plan from 30.0 million to 50.0 million shares.

     In December 2000, the Board of Directors granted options to directors and employees to acquire 11,325,000 shares of common stock subject to sufficient remaining shares under the 1992 Plan. These grants exceeded the number of shares available under the 1992 Plan by 2,824,505. As such, the grant to the company's Chairman of the Board of Directors and Chief Executive Officer was reduced by this amount, but this award remained an obligation pending future availability under the 1992 Plan or adoption of a new stock option plan. The Board of Directors fulfilled this obligation in 2001 by granting options to acquire 824,505 shares under the 1992 Plan and options to acquire 2,000,000 shares under the 2001 Plan. The exercise price of the options was equal to the market price at the date the shares were made available under the plans; accordingly, no compensation expense was recognized.

     On April 25, 2001, the Board of Directors approved the re-granting to employees of options to replace options that would otherwise expire in 2001. The replacement grants under the 1992 Plan totaled approximately 67,000 options. The exercise price of those new grants was the same as the exercise price of the replaced grants, and all exercise prices exceeded the fair value of our common stock on the date of grant; therefore, there was no financial statement impact with respect to these options. In addition, in 2001, the company granted 357,927 shares of common stock under the 1992 Plan to a former officer in connection with his employment termination agreement. The company recorded a charge of approximately $33,000 in connection with that grant, representing the market price at the date of termination.

     From time to time, the Board of Directors accelerates the vesting schedules of previously granted stock options so that the right to acquire the underlying shares becomes 100% vested. On September 20, 2001, the vesting schedule on the December 6, 2000 grant to acquire 6,000,000 shares made to NCT's Chairman of the Board of Directors and Chief Executive Officer was accelerated in 2001 due to his formation of Artera Group, Inc. and conceptualization of its strategy. On
October  25,  2002,  the  Board of  Directors  deemed  all  options  granted  to
directors,   officers  and  employees  before  that  date  as  fully  vested  to acknowledge its gratitude for ongoing employee dedication during the 2002 restructuring and cost-saving measures, including suspension of employee salary increases. On September 10, 2003, the Board of Directors accelerated the vesting schedules of options granted to directors, officers and employees dated October 25, 2002 to 100% vested to acknowledge its continued gratitude for employee dedication. Although the acceleration of vesting schedules was a modification of the original grants, there was no accounting consequence because the market price on the date of such modification was lower than the original exercise prices of the grants which exercise prices were not revised.

     1992 Plan activity is summarized as follows:


                                                                         Years Ended December 31,
                                           ------------------------------------------------------------------------------------
                                                      2001                        2002                          2003
                                           --------------------------- -------------------------    ---------------------------
                                                           Weighted                    Weighted                      Weighted
                                                            Average                     Average                      Average
                                                           Exercise                    Exercise                      Exercise
                                              Shares         Price       Shares         Price          Shares         Price
                                           ------------  ------------  ------------   ----------    ------------  -------------
Outstanding at beginning of year             47,057,690    $   0.43     46,408,663     $   0.42      44,022,537     $  0.420
Options granted                               1,641,992    $   0.19              -     $      -               -     $      -
Options exercised                                     -    $      -              -     $      -               -     $      -
Options canceled, expired or forfeited       (2,291,019)   $   0.55     (2,386,126)    $   0.44      (1,563,200)    $  0.672
                                           ------------                ------------                 ------------
Outstanding at end of year                   46,408,663    $   0.42     44,022,537     $   0.42      42,459,337     $  0.404
                                           ============                ============                 ============

Options exercisable at year-end              42,180,040    $   0.42     44,022,537     $   0.42      42,459,337     $  0.404
                                           ============                ============                 ============
Options available for grant at year-end               -                          -                            -
                                           ============                ============                 ============

Directors Plan

     On November 15, 1994, the Board of Directors adopted the Directors Plan which was approved by shareholders at the annual meeting held in July 1996. As of December 31, 2003, the Directors Plan has no shares available due to the expiration of the plan.

     Directors Plan activity is summarized as follows:

                                                                         Years Ended December 31,
                                           ------------------------------------------------------------------------------------
                                                      2001                        2002                          2003
                                           --------------------------  -------------------------    ---------------------------
                                                          Weighted                    Weighted                     Weighted
                                                          Average                      Average                      Average
                                                          Exercise                     Exercise                    Exercise
                                              Shares        Price        Shares         Price         Shares         Price
                                           ------------  ------------  ------------   ----------    ------------  -------------
Outstanding at beginning of year                538,500    $   0.73        538,500     $   0.73              -       $      -
Options granted                                       -    $      -              -     $      -              -       $      -
Options exercised                                     -    $      -              -     $      -              -       $      -
Options canceled, expired or forfeited                -    $      -       (538,500)    $   0.73              -       $      -
                                           ------------                ------------                 ------------
Outstanding at end of year                      538,500    $   0.73              -     $      -              -       $      -
                                           ============                ============                 ============

Options exercisable at year-end                 538,500    $   0.73              -     $      -              -       $      -
                                           ============                ============                 ============
Options available for grant at year-end         282,500                          -                           -
                                           ============                ============                 ============

2001 Plan

     On April 25, 2001, the Board of Directors adopted the 2001 Plan for the granting of shares and options to purchase up to 18,000,000 shares of common stock to directors, officers, employees and consultants. The 2001 Plan was approved by the stockholders at the company's annual meeting on July 10, 2001. The exercise price of all 2001 Plan options must be at least equal to the fair market value of our common stock on the date of grant, and the term and vesting schedules of 2001 Plan options are determined by the Board of Directors. On June 3, 2002, June 13, 2002 and October 25, 2002, the Board of Directors granted seven-year options to purchase shares of NCT common stock to directors, officers and employees in the aggregate amount of 430,000, 10,575,000 and 20,675,000 shares, respectively, at exercise prices of $0.081, $0.081 and $0.083, respectively, the fair market value of shares of NCT common stock on the respective dates of grant. On September 10, 2003, the Board of Directors granted seven-year options to purchase shares of NCT common stock to directors, officers and employees in the aggregate amount of 26,290,000 shares, at an exercise price of $0.054 per share, the fair market value of shares of NCT common stock on the date of grant. The June 13, and October 25, 2002 and the September 10, 2003 grants were made subject to the approval by the company's stockholders of a sufficient increase in the number of shares of common stock (1) authorized and
(2) covered by the 2001 Plan. At the time of such shareholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of shares involved. If shareholder approval of the increase is not obtained at an annual meeting of shareholders, options granted will be reduced pro rata for the excess unauthorized shares. On October 25, 2002, the Board of Directors deemed all options granted to directors, officers, consultants and employees before that date as fully vested (pending the approval as noted above) to acknowledge its gratitude for ongoing employee dedication during the 2002 restructuring and cost-saving measures, including suspension of employee salary increases. On September 10, 2003, the Board of Directors accelerated the vesting schedules of options granted to directors, officers and employees dated October 25, 2002 to 100% vested to acknowledge its continued gratitude for employee dedication. Although the acceleration of vesting schedules was a modification of the original grants, there was no accounting consequence because the market price on the date of the modification was lower than the original exercise price of the grants which exercise prices were not revised.

     2001 Plan activity is summarized as follows:


                                                                          Years Ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                     2001                           2002                           2003
                                          ---------------------------  -------------------------------  ----------------------------
                                                          Weighted                        Weighted                        Weighted
                                                           Average                        Average                         Average
                                                          Exercise                        Exercise                        Exercise
                                             Shares         Price         Shares           Price          Shares           Price
                                          -------------  ------------  -------------   ---------------  ------------     -----------
Outstanding at beginning of year                     -      $      -     10,387,503          $   0.13    41,485,358        $  0.100
Options granted                             10,387,503      $   0.13     31,680,000          $   0.08    26,290,000        $  0.054
Options exercised                                    -      $      -              -          $      -             -        $      -
Options canceled, expired or forfeited               -      $      -      (582,145)          $   0.13     (720,413)        $  0.096
                                          -------------                -------------                    ------------
Outstanding at end of year                  10,387,503      $   0.13     41,485,358          $   0.10    67,054,945 (a)    $  0.078
                                          =============                =============                    ============

Options exercisable at year-end              5,355,001      $   0.13     30,080,358          $   0.11    52,476,945         $ 0.085
                                          =============                =============                    ============
Options available for grant at year-end      7,612,497                            -                               -
                                          =============                =============                    ============

Footnote:
---------
(a) As of December 31, 2003, 49,054,945 of the outstanding options under the 2001 Plan are subject to the approval by the company's stockholders of a sufficient increase in the number of shares of common stock (1) authorized and
(2) covered by the 2001 Plan.

Non-plan

     From time to time at the discretion of the Board of Directors, non-plan options are granted. The exercise price of non-plan options generally must be at least equal to the fair market value of such shares on the date of grant. Non-plan options generally are exercisable over a five to ten-year period as and vesting schedules vary from (i) fully vested at the date of grant to (ii) multiple year apportionment of vesting, as determined by the Board of Directors. In 2001, the company issued 3,850,000 shares of NCT common stock to NXT plc for an option which NCT had granted to NXT plc in 1997. This issuance was in connection with reorganizing existing cross-license agreements between NCT and NXT plc (see Note 4). In 2002 and 2003, the Board of Directors granted non-plan options to acquire NCT common stock to consulting entities in which Carole Salkind or her son were the sole shareholder (see Note 21). The fair value of these consulting options (determined using the Black-Scholes option pricing model) resulted in aggregate charges of $4.1 million and $8.3 million included in our selling, general and administrative expenses for the year ended December 31, 2002 and 2003, respectively.

     Non-plan stock option activity is summarized as follows:


                                                                            Years Ended December 31,
                                                ---------------------------------------------------------------------------------
                                                         2001                       2002                         2003
                                                -----------------------   --------------------------  ---------------------------
                                                              Weighted                     Weighted                    Weighted
                                                              Average                       Average                     Average
                                                              Exercise                     Exercise                    Exercise
                                                  Shares       Price         Shares         Price        Shares         Price
                                                -----------  ----------   -------------   ----------  ------------  -------------
Outstanding at beginning of year                 4,025,000    $   0.30         100,000     $   0.27    84,825,000      $    0.07
Options granted                                          -    $      -     100,225,000     $   0.07   283,550,000      $  0.0393
Options exercised                               (3,850,000)   $   0.30               -     $      -             -      $       -
Options canceled, expired or forfeited             (75,000)   $   0.50     (15,500,000)    $   0.08             -      $       -
                                                -----------               -------------               ------------
Outstanding at end of year                         100,000    $   0.27      84,825,000     $   0.07   368,375,000      $  0.0455
                                                ===========               =============               ============

Options exercisable at year-end                    100,000    $   0.27      84,825,000     $   0.07   368,375,000      $  0.0455
                                                ===========               =============               ============

Warrants:

     The company's warrants are issued from time to time at the discretion of the Board of Directors. The exercise price of warrants generally must be at least equal to the fair market value of the underlying shares on the date of grant. Generally, warrants are exercisable over a three to seven-year period as determined by the Board of Directors and vest on the date of issuance.

     During 2001, in conjunction with the issuance of convertible notes, NCT issued Carole Salkind warrants to acquire an aggregate of 10,417,254 shares of its common stock at exercise prices ranging from $0.071 to $0.21 per share. The fair value of these warrants was $0.7 million (determined using the Black-Scholes option pricing model). We reduced the exercise price on warrants granted to her before December 20, 2001 to $0.071 per share. The fair value due to the repricing of these warrants as determined using the Black-Scholes option pricing model was $0.3 million. Thus, the company valued the warrants and repricings at $1.0 million using the Black-Scholes option pricing model. Based upon allocation of the relative fair values of the instruments, we recorded a discount of $0.7 million to the convertible notes issued to Carole Salkind. On October 25, 2001, NCT granted a placement agent a warrant to acquire 20,000,000 shares of NCT common stock at an exercise price of $0.09 per share as consideration for advisory services with respect to equity placements during 2001 (including Pro Tech series B preferred stock). We reduced the exercise price of this warrant in January 2002 from $0.09 per share to an exercise price, as amended as of June 28, 2002, to the lesser of $0.07 or the lowest closing bid price between January 10, 2002 and June 28, 2003. During 2001, we issued warrants to outside consultants for the right to acquire an aggregate of 3,125,000 shares of our common stock at exercise prices ranging from $0.093 to $0.59 per share. For the year ended December 31, 2001, we recorded a charge for consulting services of $0.4 million (determined using the Black-Scholes option pricing model).

     During 2002, in conjunction with the issuance of convertible notes, NCT granted Carole Salkind five-year warrants to acquire an aggregate of 96,372,920 shares of its common stock (including 30,000,000 warrants for her irrevocable wavier to rights to exchange her notes and a warrant for shares of Pro Tech common stock) at exercise prices ranging from $0.041 to $0.097 per share, a weighted average exercise price of $0.069. The fair value of these warrants was $5.0 million (determined using the Black-Scholes option pricing model). Based upon allocation of the relative fair values of the instruments, we recorded a discount of $4.4 million to the convertible notes issued to Carole Salkind. During 2002, we issued warrants to outside consultants for the right to acquire an aggregate of 10,854,167 shares of our common stock at exercise prices ranging from $0.054 to $0.75 per share, a weighted average exercise price of $0.099 and recorded a charge for consulting services of $0.6 million (determined using the Black-Scholes option pricing model). Included in these shares, as consideration for advisory services by a placement agent, was a five-year warrant to acquire 5,000,000 shares of our common stock at an exercise price, as amended as of June 28, 2002, of the lesser of $0.07 or the lowest closing bid price between January 10, 2002 and June 28, 2003, or $0.027 per share. In conjunction with the execution of a license agreement with FairPoint Broadband, Inc. (see Note 13), NCT issued a five-year warrant for 2,000,000 shares of its common stock to FairPoint Communications, Inc. exercisable at $0.15 per share. The fair value of this warrant was approximately $0.1 million (determined using the Black-Scholes option pricing model) which was recorded as a reduction of license fee revenue (see Note 13). In connection with the issuance of a promissory note on December 6, 2002, we issued two five-year warrants to the note holder, one for 1,400,000 shares of NCT common stock at an exercise price per share of the lesser of $0.07 or the lowest closing bid price of NCT common stock for the period from the grant date through the first anniversary, or $0.027 per share. The fair value of the warrant was less than $0.1 million (determined using the Black-Scholes option pricing model) and was recorded as a discount to the related note payable based upon allocation of the relative fair values of the instruments. The other warrant was for 15,000,000 shares at an exercise price of $0.01 per share, subject to certain conditions and vested and became exercisable in its entirety as of the date, if any, that both of the following events occurred: (a) NCT failed to pay when due and payable (April 7, 2003) any amount owed by it to the note holder under the promissory note, dated December 6, 2002, in the principal amount of $385,000, and (b) NCT failed, as of the date that the note became due and payable (April 7, 2003), to pay any amount owed by NCT under certain registration penalty provisions and such payment obligation had not been otherwise discharged. If the event described in clause (b) occurred but the event described in clause (a) did not occur, then this warrant vested and became exercisable as to 2,000,000 shares only. During 2003, both of these events occurred and we recorded the fair value of this warrant (calculated as of May 30, 2003) as interest expense of $0.6 million (determined using the Black-Scholes option pricing model) for the year ended December 31, 2003 as a result of this vesting. On September 4, 2003, 2,500,000 shares of the warrant issued to Alpha Capital on December 6, 2002 were cancelled resulting in no accounting effect. Based upon additional negotiation in 2003, the warrant vested as to 12.5 million shares and 2.5 million warrant shares were cancelled.

     During 2003, in conjunction with the issuance of convertible notes, NCT issued Carole Salkind five-year warrants to acquire an aggregate of 175,175,579 shares of its common stock at exercise prices ranging from $0.029 to $0.055 per share, a weighted average exercise price of $0.04078. The fair value of these warrants was $5.6 million (determined using the Black-Scholes option pricing model). Based upon allocation of the relative fair values of the instruments, we recorded a discount of $4.8 million to the convertible notes issued to Carole Salkind. During 2003, we issued warrants to outside consultants for the right to acquire an aggregate of 3,000,000 shares of our common stock at exercise prices ranging from $0.0312 to $0.048 per share, a weighed average exercise price of $0.0438 and recorded a charge for consulting services of $0.1 million (determined using the Black-Scholes option pricing model).

     Warrant activity is summarized as follows:


                                                                      Years Ended December 31,
                                          ------------------------------------------------------------------------------------
                                                   2001                        2002                        2003
                                          -------------------------   --------------------------  ----------------------------
                                                         Weighted                     Weighted                      Weighted
                                                         Average                      Average                        Average
                                                         Exercise                     Exercise                      Exercise
                                            Shares        Price          Shares        Price        Shares            Price
                                          ------------  -----------   -------------  -----------  ------------    ------------
Outstanding at beginning of year           21,048,331    $   0.36      43,725,585     $  0.207     169,667,922      $  0.0910
Warrants granted                           33,542,254    $   0.13     126,627,087     $  0.066     178,175,579      $  0.0408
Warrants exercised                        (10,000,000)   $   0.08               -     $      -               -      $       -
Warrants canceled, expired or forfeited      (865,000)   $   0.40        (684,750)    $  0.621      (3,838,164)     $  0.2512
                                          ------------                -------------               ------------
Outstanding at end of year                 43,725,585    $   0.21     169,667,922     $  0.091     344,005,337      $  0.0601
                                          ============                =============               ============
Warrants exercisable at year-end           42,396,318    $   0.20     168,788,705     $  0.090     343,639,714 (a)  $  0.0597
                                          ============                =============               ============

Footnote:
---------
(a) Exercisable subject to the approval by the company's stockholders of a sufficient increase in the number of shares of common stock authorized.

     The following table summarizes information about warrants outstanding at December 31, 2003:


                                            Warrants Outstanding                         Warrants Exercisable
                               -------------------------------------------------   --------------------------------
                                                                     Weighted
                                                                      Average
                                                                     Remaining
                                                  Weighted          Contractual                        Weighted
              Range of            Number           Average             Life            Number           Average
           Exercise Prices      Outstanding     Exercise Price      (In Years)       Exercisable     Exercise Price
         ------------------    --------------   --------------      ------------   --------------    --------------
         $0.0100 to $0.0290      40,900,000       $0.02190              2.31         40,900,000        $0.02190
         $0.0310 to $0.0400      94,775,579       $0.03780              4.68         94,775,579        $0.03780
         $0.0410 to $0.0500      89,606,373       $0.04356              4.51         89,606,373        $0.04356
         $0.0535 to $0.0700      44,729,491       $0.06387              3.91         44,729,491        $0.06387
         $0.0710 to $0.0990      58,104,310       $1.07866              3.22         58,104,310        $0.07866
         $0.1000 to $0.7500      15,889,584       $0.30547              1.64         15,523,961        $0.30296
                               --------------                                      --------------
                                344,005,337                                         343,639,714
                               ==============                                      ==============


Stock Options and Warrants of Pro Tech Communications, Inc.:

     On March 5, 1998, the Pro Tech Board of Directors adopted the 1998 Stock Option Plan for the benefit of its directors, officers, employees and consultants. This plan originally authorized the issuance of up to 500,000 shares of common stock and was increased to 2 million shares of common stock on August 11, 2000. The authorized shares for this plan were increased to 30 million on April 12, 2002 at Pro Tech's annual meeting of stockholders. As of December 31, 2003, Pro Tech's outstanding stock options have exercise prices ranging from $0.06 to $0.4375 and a weighted average remaining contractual life of approximately 3.8 years. The following table summarizes Pro Tech's stock option activity:


                                                                 Years Ended December 31,
                                 ------------------------------------------------------------------------------------
                                             2001                       2002                         2003
                                 --------------------------- ---------------------------  ---------------------------
                                                 Weighted                    Weighted                     Weighted
                                                  Average                     Average                      Average
                                                 Exercise                    Exercise                     Exercise
                                    Shares         Price        Shares         Price         Shares         Price
                                 -------------- ------------ -------------- ------------  -------------  ------------
Outstanding at beginning of year     1,528,000      $ 0.440      1,740,000      $ 0.283      1,372,500       $ 0.253
Options granted                        940,000      $ 0.170        250,000      $ 0.060              -       $     -
Options exercised                            -      $     -              -      $     -              -       $     -
Options expired                       (728,000)     $ 0.468       (617,500)     $ 0.259        (87,500)      $ 0.402
                                 --------------              --------------               -------------
Outstanding at end of year           1,740,000      $ 0.283      1,372,500      $ 0.253      1,285,000       $ 0.242
                                 ==============              ==============               =============

Options exercisable at year-end      1,187,500      $ 0.265      1,235,000      $ 0.232      1,285,000       $ 0.242
                                 ==============              ==============               =============


     In connection with issuance of Pro Tech's series A preferred stock, Pro Tech provided warrants to purchase 4,500,000 shares of Pro Tech's common stock. The warrants were exercisable at $0.50 per share and expired on October 28, 2003. In connection with Pro Tech's series B preferred stock, Pro Tech issued a warrant to purchase 1,000,000 shares of its common stock. The warrant is exercisable at $0.13 per share and expires on July 30, 2004. Pro Tech has the right to require the warrant holder to exercise upon a call by Pro Tech under the following conditions: (1) one-third of the warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.177 per share and the average daily trading volume during such period is at least 150,000 shares; (2) two-thirds of the warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.244 per share and the average daily trading volume during such period is at least 150,000 shares; and (3) the entire warrant is callable if the closing bid price of the common stock for each of the previous fifteen days equals or exceeds $0.295 per share and the average daily trading volume during such period is at least 150,000 shares. We estimated the fair value of the warrants issued in connection with our issuance of Pro Tech preferred stock using the Black-Scholes option pricing model (see Pro Tech preferred stock discussion in Note 16).

     As of December 31, 2003, the outstanding Pro Tech warrants have an exercise price of $0.13 and a weighted average remaining contractual life of less than one year. The following table summarizes Pro Tech's warrant activity:


                                                                     Years Ended December 31,
                                          -----------------------------------------------------------------------------
                                                    2001                     2002                      2003
                                          ------------------------  ------------------------ --------------------------
                                                        Weighted                 Weighted                   Weighted
                                                         Average                  Average                    Average
                                                        Exercise                 Exercise                   Exercise
                                            Shares        Price       Shares       Price        Shares        Price
                                          ------------ -----------  ----------- ------------ ------------- ------------
Outstanding at beginning of year            4,500,000     $ 0.500    5,500,000      $ 0.433     5,500,000      $ 0.433
Warrants granted                            1,000,000     $ 0.130            -      $     -             -      $     -
Warrants canceled or expired                        -     $     -            -      $     -    (4,500,000)     $ 0.500
                                          ------------              -----------              -------------
Outstanding at end of year                  5,500,000     $ 0.433    5,500,000      $ 0.433     1,000,000      $ 0.130
                                          ============              ===========              =============


18.  Other (Income) Expense:

     (In thousands of dollars)


                                                                                         For the Years Ended December 31,
                                                                                     ------------------------------------------
                                                                                         2001          2002          2003
                                                                                     ------------- ------------- --------------
  Settlement of accounts payable                                                      $      (67)    $       -    $       (54)
  Write-down of prepaid royalty                                                                -           563              -
  Minority share of loss in subsidiary - Pro Tech                                           (473)         (458)             -
  Other                                                                                     (397)         (426)          (190)
                                                                                     ------------- ------------- --------------
     Other (income) expense (classified as operating)                                 $     (937)    $    (321)   $      (244)
                                                                                     ============= ============= ==============


  Finance costs associated with non-registration
     of common shares                                                                 $    2,318     $   6,070    $     2,207
  Litigation settlements (Notes 11 and 16)                                                     -             -         (5,317)
  Default penalties on debt (Note 12)                                                      1,208           441          2,103
  Other-than-temporary decline in value of available-for-sale
     securities                                                                            7,036           765              -
  Depreciation in fair value of warrant                                                    1,355           151              1
  Realized loss on sale of trading securities                                              2,301             -              -
  Inducement charge                                                                          190             -              -
  Reserve for notes receivable                                                             1,000             -              -
  Other                                                                                      691           (16)            63
                                                                                     ------------- ------------- --------------
     Other (income) expense (classified as non-operating)                             $   16,099     $   7,411    $      (943)
                                                                                     ============= ============= ==============

     In consideration of the license agreement with Infinite Technology Corporation (see Note 4), the company received 1.2 million shares of ITC's common stock valued at $6.0 million determined using the quoted price of the stock on the date the shares were received ($5.00 per share). For the years ended December 31, 2001 and 2002, respectively, NCT recorded other-than-temporary realized losses of $3.9 million and $0.7 million included in other (income) expense, net in the consolidated statement of operations. At December 31, 2003, an unrealized loss of $0.1 million included on the consolidated balance sheet as part of accumulated other comprehensive income
(loss).

     The company accounts for its investment in InsiderStreet.com, Inc., (now known as Neometrix Corp.) stock as available-for-sale securities valued at fair value, with unrealized gains and losses excluded from earnings but reported in a separate component of stockholders' equity (capital deficit) until they are sold. For the year ended December 31, 2001 (second quarter of 2001), the holding loss of $2.5 million was considered other-than-temporary due to the longevity of the economic downturn in the industry sector and company specific prospects and is included in other (income) expense, net in the consolidated statement of operations.

     In 2001, we decided to reacquire the DMC licenses held by two licensees, Eagle Assets Limited and Brookepark Limited and we accrued an aggregate of $4.0 million for this reacquisition cost. As a result, we incurred an aggregate charge of $1.3 million, net of $2.7 million reduction of deferred revenue previously recorded from the sale of licenses, classified as write downs of investment and repurchased licenses in our consolidated statement of operations. Concurrently, we ceased recognition of revenue on these DMC licenses.

19.  Costs of Exiting Activities:

     On December 18, 2001, the Board of Directors of Artera Group International Limited decided to suspend underperforming operations and reduce employees. In connection therewith, the company recorded a write-down of $1.1 million for the year ended December 31, 2001 principally relating to equipment and other costs yet to be incurred at December 31, 2001. For the year ended December 31, 2002 the company recorded a write-down of $0.4 million relating to the remainder of the net assets.

     On March 21, 2002, the Board of Directors of Artera Group International Limited, a U.K.-based subsidiary, decided that the corporation should cease all operations and be liquidated. Cessation of operations was formalized on April 5, 2002 and liquidation proceedings are pending at December 31, 2003.

     In December 2001, management decided to close the company's Maryland research facilities. In connection therewith, the company recorded a charge for the year ended December 31, 2001 of $0.8 million principally relating to lease termination and other costs yet to be incurred at December 31, 2001. The abandonment of this facility was completed in the first quarter of 2002. For the year ended December 31, 2002, we recorded employee termination costs of $0.3 million along with an adjustment relating to the lease termination and lawsuit settlement of $(0.6) million.

     These costs have been included in the consolidated statement of operations as "costs of exiting activities."

     On February 28, 2002, DMC Cinema, Inc. ceased business operations and had no material operations at date of discontinuance.

20.  Supplemental Cash Flow Disclosures:

     (In thousands of dollars)


                                                                                           For the Years Ended December 31,
                                                                                     ---------------------------------------------
                                                                                          2001            2002           2003
                                                                                     ---------------  -------------  -------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
    Interest                                                                          $         11     $       17     $        35
                                                                                     ===============  =============  =============
Supplemental disclosures of non-cash investing and financing activities:
    Investment in DMC New York and repurchase of licenses                             $     21,000     $        -     $         -
                                                                                     ===============  =============  =============
    Receipt of NXT shares for license fee                                             $      9,160     $        -     $         -
                                                                                     ===============  =============  =============
    Settlement of liability as offset against patent                                  $        405     $        -     $         -
                                                                                     ===============  =============  =============
    Unrealized holding loss on available-for-sale securities                          $          -     $        -     $       (53)
                                                                                     ===============  =============  =============
    Issuance of series H preferred stock in exchange for previously accrued
    acquisition of subsidiary                                                        $           -     $   14,000     $         -
                                                                                     ===============  =============  =============
    Issuance of common stock upon conversion of principal portion of
    convertible notes                                                                 $        500     $      375     $         -
                                                                                     ===============  =============  =============
    Issuance of common stock in exchange for common stock of subsidiary               $        984     $        -     $         -
                                                                                     ===============  =============  =============
    Receipt of Pro Tech common shares in lieu of cash to settle accounts
    receivable                                                                        $      1,350     $        -     $         -
                                                                                     ===============  =============  =============
    Issuance of preferred stock of subsidiary, Artera Group, Inc.                     $      7,799     $        -     $         -
                                                                                     ===============  =============  =============
    Issuance of common stock for services                                             $        435     $       19     $         -
                                                                                     ===============  =============  =============
    Issuance of notes for placement services rendered                                 $        527     $        -     $         -
                                                                                     ===============  =============  =============
    Issuance of options and warrants for services                                     $        438     $        -     $         -
                                                                                     ===============  =============  =============
    Issuance of common stock upon exchange of principal portion of convertible
    notes of subsidiary                                                               $      2,477     $      200     $     1,754
                                                                                     ===============  =============  =============
    Issuance of common stock in exchange for preferred stock of subsidiary            $        261     $        -     $         -
                                                                                     ===============  =============  =============
    Property and equipment financed through capitalized leases and notes payable      $      1,404     $       15     $         -
                                                                                     ===============  =============  =============
    Receipt of non-recourse notes as partial consideration for convertible note
    of subsidiary                                                                     $      1,000     $        -     $         -
                                                                                     ===============  =============  =============
    Receipt of Pro Tech common shares as partial consideration of convertible
    note of subsidiary                                                                $        500     $        -     $         -
                                                                                     ===============  =============  =============
    Issuance of common stock to fulfill common stock payable obligation               $          -     $        -     $     2,296
                                                                                     ===============  =============  =============
    Issuance of common stock upon conversion of preferred stock and dividends         $          -     $        -     $       785
                                                                                     ===============  =============  =============
    Issuance of common stock to settle litigation                                     $          -     $        -     $     4,125
                                                                                     ===============  =============  =============
    Finance costs associated with non-registration of common shares
      on preferred stock of subsidiary                                                $          -     $        -     $     1,896
                                                                                     ===============  =============  =============


21.  Related Parties:

Carole Salkind

     Beginning in 1999, NCT has issued convertible notes to Carole Salkind, a stockholder, an accredited investor and spouse of a former director of NCT. As of December 31, 2003, the principal balance outstanding of these notes aggregated approximately $33.8 million (see Note 12). The notes are collateralized by substantially all the assets of NCT Group, Inc. and certain assets of NCT Video Displays, Inc. At Ms. Salkind's election, the notes are convertible into shares of our common stock and may be exchanged for shares of common stock of our subsidiaries, except Pro Tech. The notes contain various events of default, the occurrence of any one of which provides, at Ms. Salkind's election, that the outstanding principal, unpaid interest and a penalty become immediately due and payable.

Consulting Agreements

     On January 25, 2002, NCT and Leben Care, Inc. entered into a consulting agreement. This agreement replaced an agreement dated January 19, 1999. The consulting agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options. The agreement was renewed for one year at the end of its term and will expire on January 25, 2004. On January 8, 2002 and January 25, 2002, NCT granted to Leben Care, Inc. options to purchase 8,350,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.130 (an aggregate exercise price of $809,000). The options vested on the date of grant. The options expire on dates ranging from May 22, 2006 to January 24, 2007. The options were granted in consideration of consulting services provided by Leben Care to NCT. Carole Salkind's son Steven Salkind is the sole shareholder of Leben Care. We recorded a charge of $545,000 and zero for the fair value (see
Note 17) of the options and a $120,000 and $30,000 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our consolidated statement of operations for the years ended December 31, 2002 and 2003, respectively. The accrued consulting expenses of $150,000 are included in accrued expenses at December 31, 2003 in our consolidated balance sheet.

     On July 1, 2001, NCT and Stop Noise, Inc. (formerly known as Stopnoise.com, Inc.) entered into a consulting agreement. The consulting agreement is for an initial one-year term and calls for equity compensation in the form of options. On February 27, 2002, NCT granted to Stop Noise, Inc. five-year options to purchase 3,375,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.120 (an aggregate exercise price of $312,500). The options vested on June 30, 2002. The options expire on dates ranging from June 30, 2006 to February 26, 2007. The options were granted in consideration of consulting services provided by Stop Noise to NCT. Carole Salkind's son Steven Salkind is the sole shareholder of Stop Noise. We recorded an aggregate charge for the fair value (see Note 17) of the options as called for under the agreement of approximately $187,000 for consulting expenses included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2002. The agreement was renewed for one-year at the end of its initial term and expired on June 30, 2003. On July 14, 2003, NCT issued a warrant to John Harris, as designee for Stop Noise, Inc. to satisfy health care coverage obligations under the consulting agreement dated July 1, 2001. We recorded a charge for the fair value of the warrant of $17,500 for consulting expenses included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2003.

     On  September  30,  2002,  NCT and Acme  Associates,  Inc.  entered  into a consulting agreement. The consulting agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options. The agreement was renewed for one-year at the end of its initial term and will expire on September 30, 2004. On September 30, 2002, NCT granted to Acme Associates, Inc. a five-year option to purchase 50,000,000 shares of NCT common stock at an exercise price of $0.07 per share (an aggregate exercise price of $3.5 million). The options vested on the date of grant. The September 30, 2002 consulting agreement was amended on July 14, 2003, September 11, 2003, October 3, 2003, October 14, 2003, November 3, 2003, November 21, 2003
and December 17, 2003 to provide for additional consulting services with additional options as consideration. Pursuant to the amendments, on July 14, 2003, September 11, 2003, October 3, 2003, October 14, 2003, November 3, 2003,
November 21, 2003 and December 17, 2003, NCT granted to Acme Associates, Inc. non-plan options to purchase an aggregate of 190,500,000 shares of NCT common stock at exercise prices ranging from $0.0312 to $0.052 per share (an aggregate exercise price of $7.4 million). The five-year options vested on their respective dates of grant. We recorded an aggregate charge of $0.8 million for the fair value of the options as called for under the amendments to the agreement for consulting expenses included in selling, general administrative expenses in our consolidated statement of operations for the year ended December 31, 2003. The options were granted in consideration of consulting services provided by Acme Associates to NCT. Carole Salkind is the sole shareholder of Acme Associates. We recorded a charge of $2,625,000 and $5,561,000 (of which approximately $4.7 million was during the fourth quarter of 2003) for the fair value (see Note 17) of the options and a $25,000 and $12,500 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our consolidated statement of operations for the years ended December 31, 2002 and 2003, respectively. The accrued consulting expenses of $37,500 are included in accrued expenses at December 31, 2003 in our consolidated balance sheet.

     On December 26, 2002, NCT and Motorworld, Incorporated entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options. On December 26, 2002, NCT granted to Motorworld, Incorporated a five-year option to purchase 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share (an aggregate exercise price of $966,000). The options vested on the date of grant. The options were granted in consideration of consulting services provided by Motorworld to NCT. Carole Salkind is the sole shareholder of Motorworld Incorporated. We have recorded a charge of $724,000 and zero for the fair value (see Note 17) of the options and a zero and $30,000 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our consolidated statement of operations for the years ended December 31, 2002 and 2003, respectively. The accrued consulting expenses of $30,000 are included in accrued expenses at December 31, 2003 in our consolidated balance sheet.

     On January 23, 2003, NCT and Inframe, Inc. entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options, in consideration of consulting services provided by Inframe to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Inframe, Inc. Carole Salkind is the sole shareholder of Inframe, Inc. The agreement expires on January 23, 2004 and is subject to a one-year renewal unless cancelled after the initial period. Pursuant to the agreement, on January 23, 2003, NCT granted to Inframe, Inc. non-plan options to purchase 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share (an aggregate exercise price of $1.0 million). The five-year options vest on the date of grant. We have recorded a charge of $0.7 million for the fair value of the options (see Note 17) and a $27,500 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2003. The accrued consulting expenses of $27,500 are included in accrued expenses at December 31, 2003 in our consolidated balance sheet.

     On February 11, 2003, NCT and Avant Interactive, Inc. entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options, in consideration of consulting services provided by Avant to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Avant Interactive, Inc. Carole Salkind is the sole shareholder of Avant Interactive, Inc. The agreement expires on February 11, 2004 and is subject to a one-year renewal unless cancelled after the initial period. The February 11, 2003 consulting agreement was amended on March 12, 2003, April 3, 2003 and April 11, 2003 to provide for additional consulting services, with additional options as compensation. Pursuant to the agreement and its subsequent amendments, on February 11, 2003, March 12, 2003, April 3, 2003 and April 11, 2003, NCT granted to Avant Interactive, Inc. non-plan options to purchase 7,000,000 shares, 13,500,000 shares, 2,000,000 shares and 2,000,000 shares, respectively, of NCT common stock at exercise prices of $0.04 per share, $0.031 per share, $0.029 per share and $0.031 per share, respectively (an aggregate exercise price of $0.8 million). The five-year options vest on their respective dates of grant. We have recorded an aggregate charge of $0.6 million for the fair value of the options (see Note 17) and a $27,500 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2003. The accrued consulting expenses of $27,500 are included in accrued expenses at December 31, 2003 in our consolidated balance sheet.

     On April 17, 2003, NCT and Turbo Networks, Inc. entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options, in consideration of consulting services provided by Turbo to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Turbo Networks, Inc. Carole Salkind is the sole shareholder of Turbo Networks, Inc. The agreement expires on April 17, 2004 and is subject to a one-year renewal unless cancelled after the initial period. The April 17, 2003 consulting agreement was amended on May 22, 2003 and June 28, 2003 to provide for additional consulting services, with additional options as compensation. Pursuant to the agreement and its subsequent amendments, on April 17, 2003, May 22, 2003 and June 28, 2003, NCT granted to Turbo Networks, Inc. non-plan options to purchase 2,000,000 shares, 18,550,000 shares and 2,000,000 shares, respectively, of NCT common stock at exercise prices of $0.037, $0.042 and $0.04, respectively (an aggregate exercise price of $0.9 million). The five-year options vest on their respective dates of grant. We have recorded an aggregate charge of $0.7 million for the fair value of the options (see Note 17) and a $20,000 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2003. The accrued consulting expenses of $20,000 are included in accrued expenses at December 31, 2003 in our consolidated balance sheet.

     On June 12, 2003, NCT and Maple Industries, Inc. entered into a consulting agreement. The agreement calls for a monthly fee of $2,500, payable at the end of the one-year term, and equity compensation in the form of options, in consideration of consulting services provided by Maple to NCT. Such consulting services are performed by Morton Salkind, husband of Carole Salkind, acting on behalf of Maple Industries, Inc. Carole Salkind is the sole shareholder of Maple Industries, Inc. The agreement expires on June 12, 2004 and is subject to a one-year renewal unless cancelled after the initial period. Pursuant to the agreement, on June 12, 2003, NCT granted to Maple Industries, Inc. non-plan options to purchase 23,000,000 shares of NCT common stock at an exercise price of $0.044 (an aggregate exercise price of $1.0 million). The five-year option vests on its date of grant. We have recorded an aggregate charge of $0.8 million for the fair value of the options (see Note 17) and a $17,500 consulting fee as called for under the agreement for consulting expenses included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2003. The accrued consulting expenses of $17,500 are included in accrued expenses at December 31, 2003 in our consolidated balance sheet.

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

Spyder Technologies Group, LLC

     On October 24, 2002, Artera Group, Inc. entered into a master distributor agreement with Spyder Technologies Group, LLC under which Spyder distributed the Artera Turbo service in Puerto Rico, the U.S. Virgin Islands and a number of countries in the Caribbean region. The term of the agreement was through February 2008. Compensation consisted of a commission to Spyder of 50% of gross revenues on sales originated by local distributors that were brought to Artera by Spyder, out of which those distributors were to be paid 30% to 40% of gross revenues as a commission from Spyder. With some exceptions in Puerto Rico and the U.S. Virgin Islands, Spyder's distribution rights were exclusive, although Artera had the right to terminate the exclusivity in February of each year beginning 2004 if specified revenue thresholds were not met. The compensation structure, commission rate and other material terms of the agreement were comparable to those used by Artera with similarly situated, unrelated master distributors at the time. On October 1, 2003, Artera and Spyder entered into a new, superseding master distributor agreement for Puerto Rico, the U.S. Virgin Islands and these same countries in the Caribbean. The new agreement changed the compensation structure from one of commissions from Artera to Spyder for distributors brought by Spyder to Artera, to one of royalties from Spyder to Artera on sales to distributors by Spyder. The royalties are calculated on a per unit basis and vary based upon the size and category of the end user of the product and the support services provided by Artera. The term of the new agreement is through February 2008. The compensation structure, royalty rates and other material terms of the agreement are comparable to those used by Artera with similarly situated, unrelated master distributors.

     On October 24, 2002, Artera entered into a master distributor agreement with Spyder under which Spyder distributed the Artera Turbo service in the United States. The term of the agreement was through October 2003, with either party having the right to terminate upon 30 days' notice thereafter. Compensation consisted of a commission to Spyder of 50% of gross revenues on sales originated by U.S. distributors that were brought to Artera by Spyder, out of which those distributors were to be paid 30% to 40% of gross revenues as a commission from Spyder. Spyder's distribution rights in the U.S. were non-exclusive. The compensation structure, commission rate and other material terms of the agreement were comparable to those used by Artera with similarly situated, unrelated master distributors at the time. On September 1, 2003, Artera and Spyder entered into a new, superseding master distributor agreement for the U.S., with expansion to cover Canada, South America and Central America. The new agreement changed the compensation structure from one of commissions from Artera to Spyder for distributors brought by Spyder to Artera, to one of royalties from Spyder to Artera on sales to distributors by Spyder. The royalties are calculated on a per unit basis and vary based upon the size and category of the end user of the product and the support services provided by Artera. The term of the new agreement is five years. The compensation structure, royalty rates and other material terms of the agreement are comparable to those used by Artera with similarly situated, unrelated master distributors.

     On September 1, 2003, Artera entered into a reseller agreement with Spyder under which Spyder resells the Artera Turbo service in the United States, Canada, South America and Central America. Spyder is to pay Artera per unit royalties that vary based upon the size and category of the end user of the product. The term of the agreement is one year, with possible renewals. The compensation structure, royalty rates and other material terms of the agreement are comparable to those used by Artera with similarly situated, unrelated resellers.

     In addition, from time to time on an "as needed" basis, Spyder provides technical consulting services to Artera pertaining to Artera Turbo. Spyder earned $12,330 and $86,840 for technical consulting expenses included in research and development expenses in our consolidated statement of operations for the years ended December 31, 2002 and 2003, respectively. At December 31, 2003, $18,580 was included in accounts payable on the consolidated balance sheet.

     Jonathan Parrella, the son of NCT's Chairman and Chief Executive Officer, is President of and holds a 45% ownership interest in Spyder. Bulldog

Communications, Inc. holds a 25% ownership interest in Spyder. Bulldog Communications, Inc. is owned 20% by each of Michael Parrella, Karen Parrella, Michael Parrella, Jr., Jonathan Parrella and Daniel Parrella (the Chairman and Chief Executive Officer of NCT, and, respectively, his wife and three sons). Michael Parrella is also the Chairman of the Board, and Karen Parrella is the President, of Bulldog Communications. Spyder earned aggregate commissions of $143 and $3,017 for the years ended December 31, 2002 and 2003, respectively. At December 31, 2003, $102 was included in accounts payable on our consolidated balance sheet.

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

Compensation of Director

     The company's former Chairman of the Board of Directors, who continued as a director until his resignation on May 29, 2002, received compensation from the company in 2001 and 2002 of $63,000 and $15,750, respectively.

Incentive Compensation of Management

     NCT's Chairman of the Board of Directors and Chief Executive Officer, who, at December 31, 2003, holds options and warrants for the right to acquire an aggregate of 51,686,634 shares of the company's common stock, received an incentive bonus consisting of a 1% cash override on the value derived by the company, in cash or otherwise, upon the execution of transactions with unaffiliated parties. Under this arrangement, the company included in selling, general and administrative costs approximately $299,000, $136,000 and $433,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

     The company's President and a director of NCT, who at December 31, 2003 holds options and warrants for the right to acquire an aggregate of 10,643,323 shares of the company's common stock, had an incentive bonus arrangement consisting of a 1/3% cash override on the value derived from transactions, in cash or otherwise, entered into by the company with unaffiliated parties. Her participation in this incentive bonus commenced effective January 2001. Under this arrangement, the company included in selling, general and administrative costs approximately $99,000, $45,000 and $144,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

     The  company's  Senior Vice  President,  Chief  Financial  Officer,  who at
December 31, 2003 holds options and warrants for the right to acquire an aggregate of 7,599,024 shares of the company's common stock, had an incentive bonus arrangement consisting of a 1/2% cash override on the value derived from transactions, in cash or otherwise, entered into by the company with unaffiliated parties. Under this arrangement, the company included in selling, general and administrative costs approximately $150,000, $68,000 and $217,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

     The company's Senior Vice President, Corporate Development, who at December 31, 2003 holds options for the right to acquire an aggregate of 3,753,049 shares of the company's common stock, has an incentive bonus arrangement under which he receives cash compensation for completion of specified events and receives a cash override consisting of 1% of the value of specific subsidiary financing transactions in which he was directly involved and 1/2% of the value of licensing agreements and joint venture alliances in which he was directly involved. Under this arrangement, the company included in selling, general and administrative expenses approximately $56,000, zero and zero for the years ended December 31, 2001, 2002 and 2003, respectively.

Guarantee of Indebtedness by Management

     NCT's Chairman of the Board of Directors and Chief Executive Officer personally guaranteed the repayment of a $0.4 million bridge financing note issued by NCT on December 27, 2001. The guarantee was extinguished in conjunction with new financing completed on January 10, 2002.

Indebtedness of Management

     On various dates in 2000 and 2001, the company's Senior Vice President, Corporate Development entered into several short-term promissory notes to borrow funds from the company in anticipation of cash overrides due under the incentive compensation arrangement described above. Effective May 1, 2002, the borrowed funds had not been repaid but were consolidated with interest into an outstanding promissory note due January 15, 2003 for an aggregate principal amount owed to NCT of $107,960. The note bore interest at an annual rate of 6.0% through its due date of January 15, 2003, and bears interest at prime plus 5% thereafter. The note was not paid when due on January 15, 2003 and became past due. NCT is seeking to collect on the May 1, 2002 note. However, NCT believes that incentive compensation (see above) that is or will be due him may offset the amount owed NCT. At December 31, 2003, $24,000 was due him.

     On January 30, 2002, NCT's Chairman of the Board of Directors and Chief Executive Officer, entered into a promissory note in the principal amount of $29,510 to borrow funds from the company in anticipation of cash overrides due under the incentive compensation arrangement described above. The note matures on January 31, 2004. The note bears interest at 5.75% per annum payable at maturity and default interest at the stated rate plus 5%. Subsequent to December 31, 2003, the note plus accrued interest was paid.

Indemnification of Management

     On or about December 5, 2002, NCT agreed to indemnify three individuals, NCT directors and officers, who had each also served as a Director of Artera Group International Limited, a U.K.-based subsidiary, prior to its entering into liquidation proceedings (see Note 19) for any liabilities that may arise against them from claims under Section 214 of the U.K. Insolvency Act and to provide them with legal representation with respect to the claims. On November 26, 2003, the Liquidator issued letters to these three individuals stating that he would not be asserting any Section 214 claims against them. As a result, no amount has been accrued at December 31, 2003.

Crammer Road LLC

     The company has  executed a number of  transactions  with Crammer Road (see
Note 16) and settled a legal action brought in 2002 by Crammer Road. Crammer Road was the sole stockholder of DMC NY, the owner of 16 licenses previously purchased from Distributed Media Corporation. We acquired 25% of DMC NY in 2001 and 75% in 2002 (see Note 2). We intended to put shares of our common stock to Crammer Road in exchange for a combination of cash and the remaining shares of DMC NY common stock under the April 12, 2001 private equity credit agreement with Crammer Road, but reacquired those 12,000 DMC NY shares in exchange for our series H preferred stock. The purchase price paid for DMC NY aggregated approximately $27.2 million and was arrived at in various negotiations between NCT and Crammer Road. We did not obtain a valuation from an outside firm.
Crammer  Road  obtained  the 16 DMC  licenses  from other  investors  in private transactions. In 2000, five investors in our series E and F preferred stock contributed their 16 New York area DMC licenses to Crammer Road in a private transaction, in exchange for membership interests in Crammer Road. The investors holding the licenses advised NCT and DMC of plans to contribute the licenses to Crammer Road. NCT and DMC did not object to those contributions. The investors who initially owned the 16 DMC licenses had paid for them in 1999 with $4 million in cash and by surrendering to NCT $9.6 million of NCT series E and F preferred stock (9,600 shares at the stated value of $1,000 per share). The holders of our series E and F preferred stock were the original purchasers of the DMC licenses. The purchasers of our series E and F preferred stock (except one investor) were the same investors who contributed the 16 licenses to Crammer Road. The capital contribution of licenses to Crammer Road was for purposes of administrative convenience to provide for such contributors' undertakings in respect of their investment in Crammer Road. In turn, Crammer Road's purpose for contributing the 16 licenses to DMC NY was to provide it a perceived form of liquidity, possibly through an initial public offering or through the acquisition of DMC NY by DMC or NCT. Subsequently, it appeared that the licensees lacked the ability to initiate services under the license agreements. Concurrently, due to a lack of capital (such capital would have been provided, in part, by the licensees for services rendered on their behalf and at their request by DMC), DMC was unable to execute its business plan to provide, install and operate our digital broadcast system at locations in the New York area. DMC was undercapitalized despite the license fees received because it was unable to attract adequate private financing or complete an initial public offering to establish a sufficient installed base of Sight & Sound locations that would be attractive to prospective advertisers. As such, Crammer Road did not perceive that it had an opportunity to exploit the licenses in a viable business venture. DMC did not receive any requests from Crammer Road to install the locations it had secured. In addition, Crammer Road did not seek to obtain advertising contracts as all of its efforts would require additional investment in the venture. On September 27, 2000, DMC NY issued 16,000 shares of its common stock in exchange for 16 licenses held by Crammer Road pursuant to a license exchange agreement. Certain officers and directors of NCT comprise 100% of the Board of Directors of DMC NY.

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

22.  Income Taxes:

     The company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are established for temporary differences between tax and financial reporting bases of assets and liabilities. A valuation allowance is established when the company determines that it is more likely than not that a deferred tax asset will not be realized. The company's temporary differences primarily result from the losses on available-for-sale securities and stock compensation expenses related to warrants and options.

     The company files consolidated federal and state tax returns. At December 31, 2003, the company had available estimated net operating loss carryforwards of approximately $157.5 million, estimated capital loss carryforwards of $3.6 million and estimated research and development credit carryforwards of approximately $2.4 million for federal income tax purposes of which approximately $27.6 million will expire within the five years ending December 31, 2008 ($1.6 million expire in 2004) and approximately $129.9 million expire at various dates from December 31, 2009 through December 31, 2023. The company's ability to utilize its net operating loss carryforwards may be subject to an annual limitation. In addition, the net operating losses of acquired companies prior to their related acquisitions by NCT have not been included above. These net operating losses may be severely limited under Section 382 of the Internal Revenue Code.

     The difference between the statutory tax rate of 34% and the company's effective tax rate of 0% is primarily due to the increase in the valuation allowance of $2.8 million and $17.7 million in 2002 and 2003, respectively. The difference is as follows:


                                                           Years Ended December 31,
                                                ----------------------------------------------
                                                     2001             2002            2003
                                                --------------  --------------   -------------
Statutory rate                                      (34.0)%          (34.0)%         (34.0)%
State tax net of federal effect                      (5.6)            (5.6)           (5.6)
Permanent differences                                11.5             13.8             0.2
Effect of adjustments to prior year
     net operating loss carryforwards                 2.7                -           (19.0)
Increase in valuation allowances                     25.4             25.8            58.4
                                                --------------  --------------   -------------
     Effective tax rate                                 - %              - %             - %
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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax assets and liabilities are as follows:

     (In thousands of dollars)


                                                                    December 31,
                                                            ---------------------------------
                                                                 2002             2003
                                                            ---------------  ----------------
Accounts receivable                                            $        36      $         44
Inventory                                                              159               112
Investments                                                          6,107             6,108
Property, equipment and intangibles                                    173              (193)
Accrued expenses                                                     1,456             1,347
Stock compensation                                                   5,997             9,337
                                                            ---------------  ----------------
     Total temporary differences                               $    13,928      $     16,755
Federal net operating and capital loss carryforwards                48,818            63,784
Federal research and development credits                             2,492             2,408
                                                            ---------------  ----------------
                                                               $    65,238      $     82,947
Less:  Valuation allowance                                         (65,238)          (82,947)
                                                            ---------------  ----------------
     Deferred taxes                                            $         -      $          -
                                                            ===============  ================



23.  Litigation:

     Theater Radio Network - InsiderStreet (Neometrix) Litigation

     On December 6, 2000, our subsidiary DMC Cinema (formerly known as Theater Radio Network) filed suit against InsiderStreet.com, Inc. in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that InsiderStreet breached a May 5, 2000 advertising agreement with Theater Radio Network and seeks a declaratory judgment and specific performance of the agreement. The agreement provided that, in exchange for advertising services performed by Theater Radio Network, InsiderStreet would deliver to Theater Radio Network $3 million in common stock of InsiderStreet, with an adjustment in the number of shares to ensure that the total stock delivered was worth at least $2,000,000 on May 10, 2001 and with registration of all stock delivered. InsiderStreet has to date made only a partial delivery of shares and has not registered any of the shares delivered. Discovery in this litigation has begun. On October 23, 2001, Theater Radio Network terminated its representation by outside counsel in this action due to a possible conflict of interest. On February 28, 2002, Theater Radio Network (DMC Cinema) ceased operations, although that does not preclude it (or an assignee) from further prosecuting the Theater Radio Network claims. On March 26, 2002, Theater Radio Network retained new counsel in this action. On or about October 9, 2002, InsiderStreet.com, Inc. changed its name to Neometrix Corp. On or about April 14, 2003, Neometrix Corp. changed its name to Neometrix Technology Group, Inc. Management believes that at this stage it cannot assess the likelihood of a favorable outcome. Further, since the amount of damages, if any, Theater Radio Network may recover cannot be quantified until the legal process is complete; no amount has been recorded in the financial statements.

     Production Resource Group Litigation

     On June 6, 2001, Production Resource Group ("PRG") began legal proceedings against NCT and our subsidiary, Distributed Media Corporation, in the Superior Court for the Judicial District of Fairfield County, Connecticut. PRG's complaint alleged that NCT and DMC breached the terms of a July 19, 1999 lease, promissory note and warrant entered into in connection with the lease of some DMC Sight & Sound(R) equipment. The complaint also alleged that NCT and DMC breached a January 11, 2001 resolution agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions, that we breached a May 11, 2001 agreement designed to settle disputes between the parties concerning the July 19, 1999 transactions and the January 11, 2001 resolution agreement, and that we engaged in misrepresentations and fraud in connection with these matters. On July 26, 2001, the court granted a pre-judgment remedy giving PRG the right to attach or garnish up to $2.1 million of specified assets of NCT and DMC. On October 4, 2001, we filed an answer to the plaintiff's complaint, denying PRG's material allegations, seeking dismissal of the complaint and counterclaiming for breach of PRG's obligation to deliver equipment.

     On December 20, 2001, NCT and DMC accepted an Offer of Judgment requiring NCT and DMC to pay PRG $2.0 million. That judgment was entered on January 17, 2002 along with costs of $0.2 million. In December 2001, we recorded all anticipated liability related to payment of this judgment. PRG is conducting post-judgment discovery regarding enforcement of the judgment. In June 2003, in furtherance of its efforts to collect on the judgment, PRG filed the judgment in the Circuit Court for Anne Arundel County, Maryland; the Superior Court of New Jersey, Hudson County; and the Circuit Court of St. Lucie County, Florida. Beginning February 2003, PRG has served papers on NCT and DMC seeking to enforce the judgment against their assets. PRG has also served papers on the subsidiaries of NCT and DMC, and on various third parties with which NCT and DMC do business, seeking to enforce the judgment against any assets of NCT and DMC in the possession of those served. On or about December 10, 2003, PRG filed a motion for an Order in Aid of Execution requiring NCT and DMC to turn over to a state marshal, for possible sale for the benefit of PRG, equity and debt securities NCT and DMC hold (including equity in their subsidiaries) sufficient to satisfy the approximately $2.1 million remaining on the judgment. To the extent that further payment of the judgment is in cash or in securities surrendered and sold for the benefit of PRG, such payment could be material to our financial position. As of December 31, 2003, PRG had collected approximately $129,000 in NCT's and DMC's cash or cash equivalent assets as a result of this judgment and the pre-judgment remedy referred to above. PRG is currently conducting post-judgment discovery regarding additional enforcement of the judgment.

     On January 2, 2002, outside the scope of the judgment entered into with NCT and DMC, PRG amended its Connecticut complaint to allege that NCT's Chairman and Chief Executive Officer Michael Parrella, in dealing with PRG on behalf of NCT, committed breaches of good faith and fair dealing, unfair trade practices and fraud. NCT has agreed to indemnify Mr. Parrella for any liabilities (including legal fees) he may incur as a result of the PRG claims against him in this action. On July 15, 2002, Mr. Parrella moved to strike the portions of PRG's amended complaint that pertain to him personally. On February 25, 2003, the court granted Mr. Parrella's motion in part, striking those portions of the amended complaint against him that allege a breach of an obligation of good faith and fair dealing, but declining to strike those portions of the amended complaint against him that allege unfair trade practices and fraud. On August 8, 2003, Mr. Parrella filed a motion for summary judgment on all remaining allegations. To the extent that NCT may ultimately indemnify Mr. Parrella for liabilities arising out of these allegations and for related legal fees, we believe that our directors and officers indemnification insurance (subject to certain exceptions under the insurance policy and after payment of a $100,000 deductible) will cover such payments. Discovery as to Mr. Parrella has begun.

     On or about December 15, 2003, PRG filed a complaint in the Delaware Chancery Court in and for New Castle County against NCT, DMC, Michael J. Parrella (Chairman and Chief Executive Officer of NCT), Irene Lebovics (President and a Director of NCT), John J. McCloy II (a Director of NCT) and Sam Oolie (a Director of NCT). PRG's complaint alleges that NCT and DMC are insolvent, that during the insolvency the individual named defendants owe a fiduciary duty to PRG as a judgment creditor in the Connecticut litigation described above, and that the individual defendants breached that duty. The complaint seeks the appointment of a receiver over the business and assets of NCT and DMC and money damages against the individual defendants in an amount at least equal to the amount of the Connecticut judgment remaining unsatisfied. NCT has agreed to indemnify the individual defendants for any liabilities (including legal fees) they may incur as a result of the PRG claims against them in this Delaware action. NCT has submitted those claims for director and officer indemnification insurance coverage by two insurers.

     Artera Trademark Oppositions

     On December 17, 2002 and December 23, 2002, in connection with all of NCT's pending U.S. trademark registration applications for "Artera Turbo" and with some of NCT's pending U.S. trademark registration applications for "Artera," Altera Corporation filed oppositions to the granting of such registrations. The alleged basis for the oppositions is, in essence, that the Artera marks are confusingly similar to Altera Corporation's mark of "Altera" which was registered in a number of product and service categories prior to the initial filing of the "Artera Turbo" and "Artera" applications being opposed. NCT intends to defend against these oppositions vigorously.

     NCT has issued shares of its common stock during 2003 in settlement of legal claims (see Note 16). See Note 28 for litigation activity occurring after December 31, 2003.

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

24.  Commitments and Contingencies:

Leases:

     The company is obligated for minimum annual rentals under operating leases for offices, warehouse space and laboratory space, expiring through March 2010 with various renewal options, as follows:

     (In thousands of dollars)

  Year ending December 31,                 Amount
  -----------------------------        ----------------
       2004                              $        590
       2005                                       561
       2006                                       466
       2007                                       440
       2008                                       369
       Thereafter                                 462
                                       ----------------
  Total minimum lease payments           $      2,888
                                       ================

     Rent expense was $1.0 million, $0.7 million and $0.7 million for the years ended December 31, 2001, 2002 and 2003, respectively.

Benefit Plan Liability:

     In April 1996, the company established the NCT Group, Inc. Benefit Plan (the "Benefit Plan") which provides, among other coverage, various health care benefits to employees and directors of the company's United States operations. The company administers this modified self-insured Benefit Plan through a commercial third-party administrative health care provider. The company's maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $0.7 million, while individual benefit exposure in each Benefit Plan fiscal year is limited to $45,000. Benefit claims in excess of these individual or maximum aggregate stop loss limits are covered by a commercial insurance provider to which the company pays a nominal premium for such stop loss coverage. The company records benefit claim expense in the period in which the benefit claim is incurred. The company believes it has sufficient accruals to meet its obligation at December 31, 2003.

Advertising Commitments:

     As of December 31, 2003, the company is obligated under Sight & Sound(R) technology and services agreements to pay up to 25% of advertising revenue to the locations airing and displaying advertisements. The amounts under these agreements were negligible at December 31, 2003.

Contingencies:

     Under the July 25, 2002 private equity credit agreement with Crammer Road, we are required to put at least $5 million (the minimum commitment amount) of our common stock, in exchange for cash, at a discount to market of 10% (see Note
16). This credit agreement provides that shares of up to $50 million (the maximum commitment amount) of our common stock may be sold to Crammer Road pursuant to put notices delivered by the company to Crammer Road. The company is obligated to register for resale no less than 112% of the maximum commitment amount. If we fail to issue shares for the minimum commitment amount during the commitment period (which terminates 24 months after effectiveness of a resale registration statement relating to the shares or earlier as described in the agreement), we must pay Crammer Road, in immediately available funds, an amount equal to the product of (i) the minimum commitment amount, less the aggregate shares of our common stock actually delivered to Crammer Road under the equity credit line and (ii) the 10% discount (the maximum would be $0.5 million).

     The company may have a contingent liability arising out of a possible violation of Section 5 of the Securities Act of 1933, as amended, in connection with the issuance of shares of its common stock to satisfy payment obligations to some of its service providers, vendors and other third parties. We ceased this practice during 2001 and the passage of time will mitigate this contingency. Should a court determine that a violation of Section 5 has occurred, each such recipient of our shares may have a right for a period of one year from the date of the purchase to obtain recovery of the consideration given in connection with their purchase of common shares offered in violation of the Securities Act or, if they have already sold the stock, to sue the company for damages resulting from their purchase of common shares to the extent the net proceeds they received were insufficient to cover the company's obligations to them. We believe that at December 31, 2002 and 2003, the company has no further contingent liability relating to this matter.

25.  Segment Information:

     Management views the company as being organized into three reportable operating segments: communications, media and technology. Reportable segment data as of December 31, 2001, 2002 and 2003 and for the years then ended are provided in the table below. Information about our operating segments is found following the table. Information about the goodwill and related impairment of our operating segments is found in Note 3.

     The Other data columns are used to reconcile the reportable segment data to the consolidated financial statements and is segregated into two categories, other-corporate and other-consolidating. Other-corporate consists of items maintained at the company's corporate headquarters and not allocated to the segments. This includes most of the company's debt and related cash, cash equivalents and net interest expense, litigation liabilities and non-operating fixed assets. Also included in the components of revenue attributed to other-corporate are license fees and royalty revenue from subsidiaries that are offset (eliminated) in the other-consolidating column. Other-consolidating consists of items eliminated in consolidation such as intersegment revenue.


     (In thousands of dollars)

                                                                                  Total
                                                                                Reportable  ---------- Other -------------   Grand
                                          Communications   Media    Technology   Segments   Corporate        Consolidating   Total
                                          ------------------------------------------------------------------------------------------
    2003:
   License Fees and Royalties - External  $    843       $  2,140    $     14   $  2,997    $      16        $      -      $  3,013
   Other Revenue - External                  1,722            123           -      1,845            -               -         1,845
   Revenue - Other Operating Segments        1,116              9           -      1,125          173          (1,298)            -
   Interest (Income) Expense, net            2,593          2,796        (353)     5,036        9,252               -        14,288
   Depreciation/Amortization                 1,003          1,826         115      2,944          166          (2,386)          724
   Net Loss                                (14,398)        (4,038)        (37)   (18,473)    (130,523)        118,696       (30,300)
   Segment Assets                           21,279         24,548       2,017     47,844        2,486         (37,555)       12,775
   Capital Expenditures                        150              -           -        150            -               -           150


    2002:
   License Fees and Royalties - External  $  2,334       $  2,140    $      -   $  4,474    $      19        $      -      $  4,493
   Other Revenue - External                  2,655            171           -      2,826            -               -         2,826
   Revenue - Other Operating Segments          974            (41)          -        933      (10,141)          9,208             -
   Interest (Income) Expense, net            1,922          1,575        (186)     3,311        4,400               -         7,711
   Depreciation/Amortization                 1,107          2,026         115      3,248          198          (2,141)        1,305
   Net Loss                                (10,836)        (8,520)       (797)   (20,153)     (16,334)         (3,618)      (40,105)
   Segment Assets                           21,865         25,579       2,383     49,827       14,730         (50,988)       13,569
   Capital Expenditures                         18              -           -         18            -               -            18


    2001:
   License Fees and Royalties - External  $  2,639       $  1,834    $  1,028   $  5,501    $     132        $      -      $  5,633
   Other Revenue - External                  4,642            337           -      4,979            -               -         4,979
   Revenue - Other Operating Segments          738            441           -      1,179       10,033         (11,212)            -
   Interest (Income) Expense, net            4,005            528          76      4,609        1,518              26         6,153
   Depreciation/Amortization                 1,612          1,689         120      3,421          904          (1,348)        2,977
   Loss before cumulative effect of
     accounting change                     (27,430)       (14,282)     (4,361)   (46,073)     (25,349)         (4,656)      (76,078)
   Cumulative effect of accounting change   (1,582)             -           -     (1,582)           -               -        (1,582)
   Net Loss                                (29,012)       (14,282)     (4,361)   (47,655)     (25,349)         (4,656)      (77,660)
   Segment Assets                           16,701         30,708       2,991     50,400       13,676         (44,067)       20,009
   Capital Expenditures                      1,780            991           -      2,771           10               -         2,781



COMMUNICATIONS:

     NCT Hearing Products, Inc.:

     NCT Hearing designs, develops and markets active noise reduction headset products to the audio headphone and communications headset markets. The product lines include the NoiseBuster(R) and the ProActive(R) lines. The NoiseBuster(R) products consist of the NoiseBuster ANR headsets, consumer headsets, and the NB-PCU, a headset used for in-flight passenger entertainment systems. The ProActive(R) products consist of noise reduction headsets and communications headsets for noisy industrial environments. The majority of NCT Hearing's sales are in North America. Principal customers consist of end-users, retail stores, original equipment manufacturers and the airline industry.

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

     Artera Group, Inc.:

     Artera is the developer of high-speed data communications and network optimization technology. The information and traffic management benefits of this advanced technology are applicable to enterprise as well as small/medium business markets. The company's Artera Turbo(TM) Internet service optimizes last mile performance and provides high-speed Internet usage to residential users. The bandwidth and speed performance of traditional dial-up connections as well as broadband connections such as cable, DSL, ISDN and Tl are dramatically increased. In addition to the speed optimizations, the technology includes all the features necessary for optimal network usage - ultra-secure firewall, content control, email and usage accounting.

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

26.  Geographical Information (by country of origin) - Total Segments:

     (In thousands of dollars)

                                          As of December 31, and
                                         For the Years then Ended
                           -----------------------------------------------------
                                 2001                2002               2003
                           -----------------   -----------------  --------------
Revenue
   United States              $    6,916          $    4,460         $    2,290
   Europe                          3,402               2,453              2,179
   Far East                          294                 406                389
                           -----------------   -----------------  --------------
     Total                    $   10,612          $    7,319         $    4,858
                           =================   =================  ==============

Identifiable Assets
   United States              $   19,272          $   13,464         $   12,689
   Europe                            737                 105                 86
   Far East                            -                   -                  -
                           -----------------   -----------------  --------------
     Total                    $   20,009          $   13,569         $   12,775
                           =================   =================  ==============


27.  Selected Quarterly Financial Data (Unaudited):

     The following tables contain selected quarterly financial data for each quarter of 2003 and 2002. The company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

     (Unaudited; in thousands of dollars, except per share data)


                                                                 Year Ended December 31, 2003
                                               ----------------------------------------------------------------
                                               1st Quarter  2nd Quarter  3rd Quarter   4th Quarter  Full Year
                                               -----------  -----------  -----------  -----------   -----------

Net revenue                                     $   1,182    $   1,050    $   1,190    $   1,436     $   4,858
Gross profit                                          971          869          945        1,219         4,004
Loss attributable to common stockholders           (7,750)      (8,730)      (3,068)     (13,700)      (33,248)
Loss per share - basic and diluted              $   (0.02)   $   (0.02)   $   (0.01)   $   (0.02)    $   (0.06)*


                                                                 Year Ended December 31, 2002
                                               ----------------------------------------------------------------
                                               1st Quarter  2nd Quarter  3rd Quarter   4th Quarter  Full Year
                                               -----------  -----------  -----------  -----------   -----------

Net revenue                                     $   2,014    $   2,055    $   1,713    $   1,537     $   7,319
Gross profit                                        1,507        1,646        1,419        1,445         6,017
Loss attributable to common stockholders           (6,879)     (14,365)     (11,961)      (9,763)      (42,968)
Loss per share - basic and diluted              $   (0.02)   $   (0.03)   $   (0.03)   $   (0.02)    $   (0.10)



Footnotes:
----------
* Loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter and loss per share for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters' loss per share does not equal the full-year loss per share.


2nd Quarter 2003:
-----------------
Includes $1.5 million charge for consulting expenses relating to the issuance of options.
3rd Quarter 2003:
-----------------
Includes $(4.9) million gain for settlement of litigation relating to some of our convertible instruments.
4th Quarter 2003:
-----------------
Includes $4.7 million charge for consulting expenses relating to the issuance of options. Also includes $5.0 million interest expense relating to the increased issuance of our convertible debt.

1st Quarter 2002:
-----------------
Includes $0.3 million writedown due to impairment of goodwill attributed to our step acquisition of NCT Audio. Also includes $0.3 million charge for costs of exiting activities attributable to closing facilities.
2nd Quarter 2002:
-----------------
Includes $9.2 million charge for our acquisition of the remaining 12,000 shares of DMC New York ($14.0 million previously accrued 2nd quarter 2001).
4th Quarter 2002:
-----------------
Includes $1.2 million charge for impairment of other intangible assets attributed to our minority shareholders' portion of the license granted to Pro Tech. Also includes $(0.1) million gain for costs of exiting activities attributable to closing facilities and certain operations.


28.  Subsequent Events:

Transactions with Carole Salkind

     On February 13, 2004, NCT issued a convertible note payable to Ms. Salkind for approximately $0.4 million as consideration for approximately $0.4 million in cash. The note is due on demand and bears interest at 8% per annum payable at maturity. The note is convertible into shares of our common stock at $0.05 per share and may be exchanged for shares of common stock of any other NCT subsidiary except Pro Tech that has an initial public offering (at the initial public offering price thereof). In conjunction with the note, a five-year warrant was issued to Ms. Salkind to purchase approximately 6.8 million shares of our common stock at an exercise price of $0.05 per share.

     On March 5, 2004 and March 15, 2004, NCT issued convertible notes payable to Ms. Salkind for approximately $1.0 million as consideration for approximately $1.0 million in cash. The notes are due on demand and bear interest at 8% per annum. The notes are convertible into shares of our common stock and may be exchanged for shares of common stock of any other NCT subsidiary except Pro Tech that has an initial public offering (at the initial public offering price thereof). In conjunction with the notes, five-year warrants were issued to Ms. Salkind to purchase approximately 18.5 million shares of our common stock.

     NCT defaulted on convertible notes payable to Ms. Salkind for an aggregate principal of $11.2 million as they matured through March 2004. Of such defaults, an aggregate of $5.2 million in principal, along with accrued interest and a default penalty, representing notes that matured during January 2004 was rolled into a new note for approximately $6.2 million dated March 15, 2004 and an aggregate of $3.1 million in principal, along with accrued interest and a default penalty, representing those maturing during February 2004 was rolled into a new note dated March 15, 2004 for approximately $3.6 million. The notes are due on demand and bear interest at 8% per annum. The notes are convertible into shares of our common stock and may be exchanged for shares of common stock of any other NCT subsidiary except Pro Tech that has an initial public offering (at the initial public offering price thereof). In conjunction with these notes, five-year warrants were issued to Ms. Salkind to purchase approximately 159.8 million shares of our common stock. We are currently in negotiation with Ms. Salkind to cure approximately $2.9 million in principal representing notes that matured during March 2004.

Infinite Technology Corporation

     On March 31, 2004, ITC, Advancel and NCT entered into a cross-release agreement that released the parties from any and all claims, through the date of the cross-release, under prior agreements and affirms the ownership of ITC common stock (see Notes 5 and 9). The agreement will result in the elimination of $1.4 million as an obligation of Advancel and the reduction in the carrying amount of the ITC common stock to its fair value. The pro forma effects of such release, if it had been effected on December 31, 2003, would be a decrease in liabilities and other assets of $1.4 million and $1.3 million, respectively, and an increase in paid-in capital of $0.1 million.

Indemnification of Management

     On or about January 14, 2004, NCT agreed to indemnify five individuals, NCT directors and officers, for any liabilities that may arise against them in a lawsuit brought in Delaware against them, NCT and NCT's subsidiary Distributed Media Corporation by PRG and to provide them with legal representation in the suit. This Delaware suit is separate from but related to the Connecticut suit brought by PRG (see Note 23).

Litigation

     Production Resource Group Litigation

     In the portion of the Connecticut case against NCT and DMC, on February 25, 2004, NCT surrendered NCT's 5,876 shares of common stock of NCT Audio Products, Inc. representing 100% of the issued and outstanding shares of NCT Audio, for possible sale for the benefit of PRG. Such surrender may adversely affect NCT's right to any further proceeds from the TSA/TST bankruptcy estate (see Note 11). At the same time, DMC surrendered DMC's 20,000 shares of common stock of DMC Cinema, Inc. representing 84% of the issued and outstanding shares of DMC Cinema, its 100 shares of common stock of DMC HealthMedia Inc. representing 100% of the issued and outstanding shares of DMC HealthMedia, a $153,956 principal amount promissory note from (and related security agreement with) DMC Cinema and a $1,388,666 principal amount promissory note from (and related security agreement with) DMC HealthMedia, for possible sale for the benefit of PRG. NCT reported to the court that all of the other equity and debt securities NCT owns could not be so surrendered because they are covered by security interests in favor of Carole Salkind and are in her possession. At December 31, 2003, the net liabilities included in our consolidated balance sheet related to NCT Audio, DMC Cinema and DMC HealthMedia were $16.1 million, $4.9 million and $1.7 million, respectively. For the year ended December 31, 2003, the net earnings (loss) before income taxes included in our consolidated statement of operation related to NCT Audio, DMC Cinema and DMC HealthMedia were $2.0 million, less than $(0.1) million and $(0.6) million, respectively.

     In the portion of the Connecticut case against NCT Chairman and Chief Executive Officer Michael Parrella (as to which NCT has agreed to indemnify Mr. Parrella), on March 11, 2004, the court denied Mr. Parrella's motion to dismiss all pending claims against him in the case. Trial has been tentatively scheduled for September 2004. Mr. Parrella has told NCT that he intends to deny and defend against all pending allegations.

     In the Delaware case, on or about January 6, 2004, PRG amended its complaint dated December 15, 2003 to add Cy E. Hammond (Chief Financial Officer of NCT) as a defendant. PRG's amended complaint alleges that the individual named defendants owe a fiduciary duty to PRG and breached that duty. The amended complaint seeks money damages against the individual defendants in an amount at least equal to the amount of the Connecticut judgment remaining unsatisfied. NCT has agreed to indemnify Mr. Hammond for any liabilities (including legal fees) he may incur as a result of the PRG claims against him in this Delaware action. NCT has added Mr. Hammond to the submission of claims for director and officer indemnification insurance coverage by two insurers along with the other previously named individual defendants. On February 25, 2004, one of those insurers initially denied coverage. NCT is considering whether to challenge that initial denial. The other insurer has not yet stated its position with respect to coverage. On February 13, 2004, the defendants filed a motion to dismiss all claims in the amended complaint. On or about March 30, 2004, PRG again amended its complaint, this time to refine and expand some of its claims relating to the alleged mismanagement of the affairs of NCT and its subsidiaries (including
DMC). Discovery in the action has begun. NCT and DMC intend, and the individual defendants have told NCT that they intend, to deny and defend against all allegations.

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II


Board of Directors and Stockholders of
NCT Group, Inc.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements of NCT Group, Inc. and subsidiaries as of December 31, 2002 and 2003 and for each of the years ended December 31, 2001, 2002 and 2003 taken as a whole. The 2001, 2002 and 2003 information included on
Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ Eisner LLP
----------------------
    Eisner LLP


New York, New York
March 12, 2004

                                                                  SCHEDULE II

NCT GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands of dollars)


------------------------------------------------------------------------------------------------------------------------------------
               Column A                                     Column B               Column C              Column D         Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Charged      Charged to
                                                            Balance at      to costs       other                        Balance at
                                                            beginning         and        accounts -    Deductions -       end of
              Description                                   of period       expenses      Describe      Describe          period
------------------------------------------------------      ----------      --------    -----------   --------------   ------------

Allowance for doubtful accounts:
      Year ended December 31, 2001                          $   103         $  249      $   (46)   (a)   $     (8)  (b)    $   298
      Year ended December 31, 2002                              298             77          (29)   (a)         (6)  (b)        340
      Year ended December 31, 2003                              340              8           (7)   (a)          -              341

Reserve for uncollectible amounts:
      Year ended December 31, 2001                                -          1,000            -                 -            1,000
      Year ended December 31, 2002                            1,000              -            -                 -            1,000
      Year ended December 31, 2003                            1,000              -            -                 -            1,000

Allowance for inventory obsolescence:
      Year ended December 31, 2001                              100            691            -                 -              791
      Year ended December 31, 2002                              791            239            -              (626)  (b)        404
      Year ended December 31, 2003                              404              -            -              (122)  (b)        282

Accumulated depreciation:
      Year ended December 31, 2001                            4,352            936        1,115    (c)     (1,809)  (b)      4,594
      Year ended December 31, 2002                            4,594            852          186    (d)     (1,836)  (b)      3,796
      Year ended December 31, 2003                            3,796            429           25    (d)     (1,606)  (b)      2,644

Accumulated goodwill amortization:
      Year ended December 31, 2001                            5,182          1,691       16,239    (e)    (21,988)  (f)      1,124
      Year ended December 31, 2002                            1,124              -            -                 -            1,124
      Year ended December 31, 2003                            1,124              -            -                 -            1,124

Accumulated patent and other intangibles amortization:
      Year ended December 31, 2001                            3,536            350            -                 -            3,886
      Year ended December 31, 2002                            3,886            453        2,116    (e)     (2,495)  (f)      3,960
      Year ended December 31, 2003                            3,960            296            -                 -            4,256


Attention is directed to the foregoing auditors' report and to the accompanying notes to our consolidated financial statements.


Footnotes:
----------
(a) Accounts written-off directly to expense.
(b) Accounts previously reserved for, written off in current year.
(c) Write off fixed asset dispositions against reserve.
(d) Currency translation adjustments.
(e) Write down intangibles to estimated fair value.
(f) Write off fully amortized intangibles.

                                 NCT Group, Inc.
                                Index to Exhibits

                                  Item 15(a)(3)


Exhibit
Number              Description of Exhibit
-------             ----------------------

3(a) Second Restated Certificate of Incorporation of NCT Group, Inc. filed in the Office of the Secretary of State of the State of Delaware on August 15, 2001.

3(b)      By-laws of NCT Group, Inc., as amended to date.

3(c) Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of NCT Networks, Inc. (now known as Artera Group, Inc.) as filed in the office of the Secretary of State of the State of Delaware of February 23, 2001.

3(d)(1) Certificate of Designation, Preferences and Rights of Series H Convertible Preferred Stock of NCT Group, Inc. as filed in the office of the Secretary of State of the State of Delaware of June 21, 2002, incorporated herein by reference to Exhibit 3(c) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

3(d)(2) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series H Convertible Preferred Stock of NCT Group, Inc. as filed in the office of the Secretary of State of the State of Delaware of March 7, 2003, incorporated herein by reference to Exhibit 3(a) NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

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

4(d) Secretary's Certificate dated February 1, 1999, as to a five-year extension of the expiration dates of the Warrants described in 4(a),
          (b) and (c) above, incorporated herein by reference to Exhibit 4(e) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

4(e)(1) Warrant issued to Carole Salkind for the purchase of shares of common stock dated February 13, 2001, filed as an exhibit to Schedule 13D filed by NCT on behalf of Ms. Salkind on February 13, 2001.

4(e)(2) Letter dated December 20, 2001 amending terms of February 13, 2001 warrant to Carole Salkind, incorporated herein by reference to Exhibit 10(az) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

4(f)(1) Warrant issued to Carole Salkind for the purchase of 500,000 shares of common stock dated May 14, 2001, filed as an exhibit to Schedule 13D filed by NCT on behalf of Ms. Salkind on May 18, 2001.

4(f)(2) Letter dated December 20, 2001 amending terms of May 14, 2001 warrant to Carole Salkind, incorporated herein by reference to Exhibit 10(ba) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

4(g)(1) Warrant issued to Carole Salkind for the purchase of 625,000 shares of common stock dated August 22, 2001, filed by NCT as an exhibit to
          Schedule 13D filed on behalf of Carole Salkind on September 14, 2001.

4(g)(2) Letter dated December 20, 2001 amending terms of August 22, 2001 warrant to Carole Salkind, incorporated herein by reference to Exhibit 10(bb) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

4(h)(1) Warrant issued to Carole Salkind for the purchase of 1,000,000 shares of common stock dated September 28, 2001, incorporated herein by reference to Exhibit 10(an)(1) of NCT's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 7, 2001.

4(h)(2) Letter dated December 20, 2001 amending terms of September 28, 2001 warrant to Carole Salkind, incorporated herein by reference to Exhibit 10(bc) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

4(i)(1) Warrant dated October 25, 2001 issued to Libra Finance S.A. for the purchase of 20,000,000 shares of common stock, incorporated herein by reference to Exhibit 10(ap) of NCT's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 7, 2001.

4(i)(2) Letter agreement dated January 10, 2002 amending exercise price of Warrant dated October 25, 2001 issued to Libra Finance S.A. for the purchase of 20,000,000 shares of NCT common stock from a purchase price of $0.09 per share to the lower of: $0.07 per share or the lowest closing bid price from January 10, 2002 through June 28, 2002, incorporated by reference to Exhibit 4(c) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(i)(3) Letter Agreement dated as of June 28, 2002 amending exercise price of warrant dated October 25, 2001 for the purchase of 20,000,000 shares of NCT common stock to the lesser of $0.07 or the lowest closing bid price between January 10, 2002 and June 28, 2003 inclusive, incorporated by reference to Exhibit 4(i)(3) of NCT's Pre-effective Amendment 8 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on September 16, 2003.

4(j) Warrant issued to Carole Salkind for the purchase of 1,250,000 shares of common stock dated December 20, 2001, incorporated herein by reference to Exhibit 10(ay) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

4(k) Warrant dated January 1, 2002 issued to Piedmont Consulting, Inc. for the purchase of 500,000 shares of NCT common stock at a purchase price of $0.20 per share, incorporated by reference to Exhibit 4(a) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(l)(1) Warrant dated January 10, 2002 issued to Libra Finance S.A. for the purchase of 5,000,000 shares of NCT common stock at a purchase price of the lower of: $0.07 per share or the lowest closing bid price from January 10, 2002 through June 28, 2002, incorporated by reference to
          Exhibit 4(b) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(l)(2) Letter Agreement dated as of June 28, 2002 amending exercise price of warrant dated January 10, 2002 for the purchase of 5,000,000 shares of NCT common stock to the lesser of $0.07 or the lowest closing bid price between January 10, 2002 and June 28, 2003 inclusive, incorporated herein by reference to Exhibit 4(l)(2) of NCT's Pre-effective Amendment No.8 to Registration Statement of Form S-1 (Registration No. 333-60574), filed on September 16, 2003.

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

4(q) Option granted to Leben Care, Inc. dated January 25, 2002 for an aggregate of 8,350,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.13 per share, incorporated herein by reference to Exhibit 4(ah) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(r) Warrant dated January 31, 2002 issued to Robert C. Lau for the purchase of 104,167 shares of NCT common stock at a purchase price of $0.13 per share, incorporated by reference to Exhibit 4(d) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(s) Warrant dated February 27, 2002 issued to Carole Salkind for the purchase of 1,034,226 shares of NCT common stock at an exercise price of $0.079 per share, incorporated herein by reference to Exhibit 4(q) to the Annual Report on Form 10-K for the year ended December 31, 2001, filed on April 30, 2002.

4(t) Option granted to Stop Noise, Inc. dated February 27, 2002 for an aggregate of 3,375,000 shares of NCT common stock at exercise prices ranging from $0.079 to $0.12 per share, incorporated herein by reference to Exhibit 4(ai) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(u) Warrant dated March 1, 2002 issued to Carole Salkind for the purchase of 437,500 shares of NCT common stock at a purchase price of $0.079 per share, incorporated by reference to Exhibit 4(e) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(v) Warrant dated May 2, 2002 issued to Carole Salkind for the purchase of 3,188,708 shares of NCT common stock at a purchase price of $0.094 per share, incorporated by reference to Exhibit 4(f) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(w) Warrant dated May 2, 2002 issued to Carole Salkind for the purchase of 3,562,500 shares of NCT common stock at a purchase price of $0.094 per share, incorporated by reference to Exhibit 4(g) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

4(x) Warrant dated May 29, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.095 per share, incorporated herein by reference to Exhibit 4(y) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(y) Warrant dated June 2, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.097 per share, incorporated herein by reference to Exhibit 4(z) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(z) Warrant dated June 13, 2002 issued to Blue Future, Inc. for the purchase of 250,000 shares of NCT common stock at a purchase price of $0.16 per share, incorporated herein by reference to Exhibit 4(ad) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(aa) Warrant dated June 17, 2002 issued to Thomas Cotton for the purchase of 350,000 shares of NCT common stock at a purchase price of $0.081 per share, incorporated herein by reference to Exhibit 4(ae) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(ab) Warrant dated June 17, 2002 issued to Barry H. Chappel for the purchase of 400,000 shares of NCT common stock at a purchase price of $0.081 per share, incorporated herein by reference to Exhibit 4(af) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(ac) Warrant dated June 17, 2002 issued to John Capozzi for the purchase of 400,000 shares of NCT common stock at a purchase price of $0.081 per share, incorporated herein by reference to Exhibit (4ag) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(ad) Warrant dated July 3, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.078 per share, incorporated herein by reference to Exhibit 4(aa) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(ae) Warrant dated July 12, 2002 issued to Carole Salkind for the purchase of 20,000,000 shares of NCT common stock at a purchase price of $0.075 per share, incorporated herein by reference to Exhibit 4(ab) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(af) Warrant dated July 15, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.075 per share, incorporated herein by reference to Exhibit 4(ac) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

4(ag) Warrant dated July 23, 2002 issued to Carole Salkind for the purchase of 2,250,000 shares of common stock, incorporated herein by reference to Exhibit 4(aj) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(ah) Warrant dated August 14, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of common stock, incorporated herein by reference to Exhibit 4(ak) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(ai) Warrant dated August 29, 2002 issued to Carole Salkind for the purchase of 2,100,000 shares of common stock, incorporated herein by reference to Exhibit 4(al) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(aj) Warrant dated September 9, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of common stock, incorporated herein by reference to Exhibit 4(am) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(ak) Warrant dated September 30, 2002 issued to Carole Salkind for the purchase of 10,000,000 shares of Common Stock, incorporated herein by reference to Exhibit 4(an) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(al) Warrant dated September 30, 2002 issued to Carole Salkind for the purchase of 16,157,565 shares of common stock, incorporated herein by reference to Exhibit 4(ao) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(am) Option dated as of September 30, 2002 granted to Acme Associates, Inc. for the purchase of 50,000,000 shares of NCT common stock at an exercise price of $0.070 per share (prior options to Acme Associates, Inc, were cancelled by this new grant), incorporated herein by reference to Exhibit 4(ap) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

4(an) Warrant dated October 11, 2002 issued to FairPoint Communications, Inc. for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.15 per share, incorporated by reference to
          Exhibit 4(aj) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 4, 2003.

4(ao) Warrant dated November 7, 2002 issued to Carole Salkind for the purchase of 1,750,000 shares of NCT common stock at a purchase price of $0.072 per share, incorporated by reference to Exhibit 4(af) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002.

4(ap) Warrant dated November 20, 2002 issued to Carole Salkind for the purchase of 1,750,000 shares of NCT common stock at a purchase price of $0.054 per share, incorporated by reference to Exhibit 4(al) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 4, 2003.

4(aq) Warrant dated November 21, 2002 issued to Carole Salkind for the purchase of 6,271,926 shares of NCT common stock at a purchase price of $0.0535 per share, incorporated by reference to Exhibit 4(am) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 4, 2003.

4(ar) Warrant dated November 22, 2002 issued to Gavin Brackenridge for the purchase of 300,000 shares of NCT common stock at a purchase price of $0.054 per share, incorporated by reference to Exhibit 4(an) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on April 4, 2003.

4(as) Warrant dated December 2, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.048 per share, incorporated by reference to Exhibit 4(ao) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(at) Warrant dated December 6, 2002 issued to Alpha Capital Aktiengesellschaft for the purchase of 1,400,000 shares of NCT common stock at a purchase price of the lower of $0.07 per share or the lowest closing bid price per share from December 6, 2002 through December 6, 2003, incorporated by reference to Exhibit 4(bl) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(au) Warrant dated December 6, 2002 issued to Alpha Capital Aktiengesellschaft for the purchase of 15,000,000 shares of NCT common stock at a purchase price of $0.01 per share, incorporated by reference to Exhibit 4(bm) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(av) Letter Agreement dated April 7, 2003 amending the vesting terms of a December 6, 2002 warrant for 15,000,000 shares issued to Alpha Capital Aktiengesellschaft, incorporated herein by reference to Exhibit 4(l) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

4(aw) Warrant dated December 11, 2002 issued to KEQ Partners III (as designee of Kalkines, Arky Zall & Bernstein LLP, HealthNet Connections LLC and HNC New York Representatives LLC) for the purchase of 1,250,000 shares of NCT Common Stock at a purchase price of $0.063 per share, incorporated by reference to Exhibit 4(a) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(ax) Warrant dated December 16, 2002 issued to Carole Salkind for the purchase of 1,750,000 shares of NCT common stock at a purchase price of $0.042 per share, incorporated by reference to Exhibit 4(ap) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(ay) Warrant dated December 16, 2002 issued to Robert L. Bernstein for the purchase of 200,000 shares of NCT common stock at a purchase price of $0.515 per share, incorporated by reference to Exhibit 4(aq) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(az)(1) Warrant dated December 16, 2002 issued to Gavin Brackenridge for the purchase of 200,000 shares of NCT common stock at a purchase price of $0.125 per share, incorporated by reference to Exhibit 4(ar) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(az)(2) Warrant dated December 16, 2002 issued to Gavin Brackenridge for the purchase of 250,000 shares of NCT common stock at a purchase price of $0.08 per share, incorporated by reference to Exhibit 4(as) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(az)(3) Warrant dated December 16, 2002 issued to Gavin Brackenridge for the purchase of 250,000 shares of NCT common stock at a purchase price of $0.150 per share, incorporated by reference to Exhibit 4(at) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(ba)(1) Warrant dated December 16, 2002 issued to Dr. Henry Murray (as designee of The Murray Group) for the purchase of 67,000 shares of NCT common stock at a purchase price of $0.100 per share, incorporated by reference to Exhibit 4(au) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(ba)(2) Warrant dated December 16, 2002 issued to Diana T. Murray (as designee of The Murray Group) for the purchase of 33,000 shares of NCT common stock at a purchase price of $0.100 per share, incorporated by reference to Exhibit 4(av) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(ba)(3) Warrant dated December 16, 2002 issued to Dr. Henry Masur (as designee of The Murray Group) for the purchase of 100,000 shares of NCT common stock at a purchase price of $0.100 per share, incorporated by reference to Exhibit 4(aw) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bb) Warrant dated December 16, 2002 issued to Steven Keenan for the purchase of 300,000 shares of NCT common stock at a purchase price of $0.099 per share, incorporated by reference to Exhibit 4(ax) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bc) Warrant dated December 16, 2002 issued to B. Michael Pisani / Granite Securities Cooperation for the purchase of 200,000 shares of NCT common stock at a purchase price of $0.100 per share, incorporated by reference to Exhibit 4(ay) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bd) Warrant dated December 16, 2002 issued to Charles T. Lanktree for the purchase of 200,000 shares of NCT common stock at a purchase price of $0.100 per share, incorporated by reference to Exhibit 4(az) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(be)(1) Warrant dated December 16, 2002 issued to Sandy Eisemann / NRI, Inc. (as designee of C&C Partners, Inc.) for the purchase of 50,000 shares of NCT common stock at a purchase price of $0.100 per share, incorporated by reference to Exhibit 4(ba) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(be)(2) Warrant dated December 16, 2002 issued to Sandy Eisemann / NRI, Inc. (as designee of C&C Partners, Inc.) for the purchase of 25,000 shares of NCT common stock at a purchase price of $0.250 per share, incorporated by reference to Exhibit 4(bb) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(be)(3) Warrant dated December 16, 2002 issued to Sandy Eisemann / NRI, Inc. (as designee of C&C Partners, Inc.) for the purchase of 25,000 shares of NCT common stock at a purchase price of $0.500 per share, incorporated by reference to Exhibit 4(bc) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(be)(4) Warrant dated December 16, 2002 issued to Sandy Eisemann / NRI, Inc. (as designee of C&C Partners, Inc.) for the purchase of 25,000 shares of NCT common stock at a purchase price of $0.750 per share, incorporated by reference to Exhibit 4(bd) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bf)(1) Warrant dated December 16, 2002 issued to Robert F. Callahan (as designee of C&C Partners, Inc.) for the purchase of 50,000 shares of NCT common stock at a purchase price of $0.100 per share, incorporated by reference to Exhibit 4(be) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bf)(2) Warrant dated December 16, 2002 issued to Robert F. Callahan (as designee of C&C Partners, Inc.) for the purchase of 25,000 shares of NCT common stock at a purchase price of $0.250 per share, incorporated by reference to Exhibit 4(bf) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bf)(3) Warrant dated December 16, 2002 issued to Robert F. Callahan (as designee of C&C Partners, Inc.) for the purchase of 25,000 shares of NCT common stock at a purchase price of $0.500 per share, incorporated by reference to Exhibit 4(bg) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bf)(4) Warrant dated December 16, 2002 issued to Robert F. Callahan (as designee of C&C Partners, Inc.) for the purchase of 25,000 shares of NCT common stock at a purchase price of $0.750 per share, incorporated by reference to Exhibit 4(bh) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bg) Warrant dated December 26, 2002 issued to Carole Salkind for the purchase of 10,206,373 shares of NCT common stock at a purchase price of $0.042 per share, incorporated by reference to Exhibit 4(bi) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bh) Option dated December 26, 2002 granted to Motorworld, Incorporated for an aggregate of 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share, incorporated by reference to Exhibit 4(bn) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bi) Warrant dated December 30, 2002 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.0412 per share, incorporated by reference to Exhibit 4(bj) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bj) Warrant dated December 31, 2002 issued to Michael Dickerson for the purchase of 250,000 shares of NCT common stock at a purchase price of $0.10 per share, incorporated by reference to Exhibit 4(bk) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bk) Warrant dated January 15, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.041 per share, incorporated herein by reference to Exhibit 4(by) of NCT's Pre-effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(bl) Option granted to Inframe, Inc. dated January 23, 2003 for an aggregate of 23,000,000 shares of NCT common stock at an exercise price of $0.042 per share, incorporated by reference to Exhibit 4(bo) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bm) Warrant dated January 23, 2003 issued to Carole Salkind for the purchase of 11,775,579 shares of NCT common stock at a purchase price of $0.04 per share, incorporated herein by reference to Exhibit 4(bz) of NCT's Pre-effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(bn) Warrant dated January 30, 2003 issued to Carole Salkind for the purchase of 1,500,000 shares of NCT common stock at a purchase price of $0.041 per share, incorporated herein by reference to Exhibit 4(ca) of NCT's Pre-effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(bo) Option granted to Avant Interactive, Inc. dated February 11, 2003 for an aggregate of 7,000,000 shares of NCT common stock at an exercise price of $0.04 per share, incorporated by reference to Exhibit 4(bp) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bp) Warrant dated February 11, 2003 issued to Carole Salkind for the purchase of 5,500,000 shares of NCT common stock at a purchase price of $0.04 per share, incorporated herein by reference to Exhibit 4(cb) of NCT's Pre-effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(bq) Warrant dated March 4, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.035 per share, incorporated herein by reference to Exhibit 4(cc) of NCT's Pre-effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(br) Option granted to Avant Interactive, Inc. dated March 12, 2003 for an aggregate of 13,500,000 shares of NCT common stock at an exercise price of $0.031 per share, incorporated by reference to Exhibit 4(bq) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

4(bs) Warrant dated March 13, 2003 issued to Carole Salkind for the purchase of 4,250,000 shares of NCT common stock at a purchase price of $0.031 per share, incorporated herein by reference to Exhibit 4(cd) of NCT's Pre-effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(bt) Warrant dated March 13, 2003 issued to Carole Salkind for the purchase of 3,750,000 shares of NCT common stock at a purchase price of $0.031 per share, incorporated herein by reference to Exhibit 4(ce) of NCT's Pre-effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(bu) Warrant dated April 2, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.029 per share, incorporated herein by reference to Exhibit 4(cf) of NCT's Pre-effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

4(bv) Option granted to Avant Interactive, Inc. dated April 3, 2003 for the purchase of 2,000,000 shares of NCT common stock at an exercise price of $0.029 per share, incorporated by reference to Exhibit 4(m) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(bw) Warrant dated April 11, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT Common Stock at a purchase price of $0.031 per share, incorporated herein by reference to 4(m) NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

4(bx) Option granted to Avant Interactive, Inc. dated April 11, 2003 for the purchase of 2,000,000 shares of NCT common stock at an exercise price of $0.031 per share, incorporated by reference to Exhibit 4(o) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(by) Option granted to Turbo Networks Inc. dated April 17, 2003 for an aggregate of 2,000,000 shares of NCT common stock at an exercise price of $0.037 per share, incorporated by reference to Exhibit 4(q) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(bz) Warrant dated April 21, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT Common Stock at a purchase price of $0.037 per share, incorporated herein by reference to Exhibit 4(n) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

4(ca) Warrant dated May 15, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.046 per share, incorporated by reference to Exhibit 4(s) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(cb) Option granted to Turbo Networks Inc. dated May 22, 2003 for an aggregate of 18,550,000 shares of NCT common stock at an exercise price of $0.042 per share, incorporated by reference to Exhibit 4(t) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(cc) Warrant dated May 22, 2003 issued to Carole Salkind for the purchase of 7,500,000 shares of NCT common stock at a purchase price of $0.042 per share, incorporated by reference to Exhibit 4(u) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(cd) Warrant dated May 28, 2003 issued to Carole Salkind for the purchase of 1,900,000 shares of NCT common stock at a purchase price of $0.044 per share, incorporated by reference to Exhibit 4(v) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(ce) Warrant dated June 5, 2003 issued to NATCO, LLC for the purchase of 2,250,000 shares of NCT common stock at the purchase price of $0.048 per share, incorporated by reference to Exhibit 4(w) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(cf) Warrant dated June 12, 2003 issued to Carole Salkind for the purchase of 10,500,000 shares of NCT common stock at the purchase price of $0.044 per share, incorporated by reference to Exhibit 4(y) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(cg) Warrant dated June 12, 2003 issued to Carole Salkind for the purchase of 2,000,0000 shares of NCT common stock at a purchase price of $0.044 per share, incorporated by reference to Exhibit 4(z) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(ch) Option granted to Maple Industries, Inc. dated June 12, 2003 for the purchase of 23,000,000 shares of NCT common stock at an exercise price of $0.044 per share, incorporated by reference to Exhibit 4(x) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(ci) Warrant dated June 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.038 per share, incorporated by reference to Exhibit 4(ab) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(cj) Option granted to Turbo Networks, Inc. dated June 28, 2003 for the purchase of 2,000,000 shares of NCT common stock at an exercise price of $0.04 per share, incorporated by reference to Exhibit 4(aa) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(ck)(1) Warrant dated July 14, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.0312 per share, incorporated by reference to Exhibit 4(ad) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on August 14, 2003.

4(ck)(2) Warrant dated July 14, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.0312 per share, incorporated by reference to Exhibit 4(ae) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on November 19, 2003.

4(cl) Warrant dated July 14, 2003 issued to John Harris (as designee of Stop Noise, Inc.) for the purchase of 750,000 shares of NCT common stock at a purchase price of $0.0312 per share, incorporated by reference to
          Exhibit 4(ac) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(cm) Option granted to Acme Associates, Inc. dated July 14, 2003 for the purchase of 25,000,000 shares of NCT common stock at an exercise price of $0.0312 per share, incorporated herein by reference to Exhibit 4(cm) of NCT's Pre-effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

4(cn)(1) Warrant dated July 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.042 per share, incorporated by reference to Exhibit 4(af) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(cn)(2) Warrant dated July 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.042 per share, incorporated by reference to Exhibit 4(ag) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

4(co) Warrant dated August 7, 2003 issued to Carole Salkind for the purchase of 2,750,000 shares of NCT common stock at a purchase price of $0.0539 per share, incorporated herein by reference to Exhibit 4(co) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

4(cp) Warrant dated August 18, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.045 per share, incorporated herein by reference to Exhibit 4(cp) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

4(cq)(1) Warrant dated August 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.055 per share, incorporated herein by reference to Exhibit 4(cq)(1) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

4(cq)(2) Warrant dated August 28, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.055 per share, incorporated herein by reference to Exhibit 4(cq)(2) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 16, 2003.

4(cr) Option granted to Acme Associates, Inc. dated September 11, 2003 for the purchase of 7,500,000 shares of NCT common stock at an exercise price of $0.052 per share, incorporated herein by reference Exhibit 4(ao) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

4(cs) Warrant dated September 11, 2003 issued to Carole Salkind for the purchase of 2,500,000 shares of NCT common stock at a purchase price of $0.05 per share, incorporated herein by reference Exhibit 4(ap) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

4(ct) Warrant dated September 12, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.05 per share, incorporated herein by reference Exhibit 4(aq) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

4(cu) Warrant dated October 2, 2003 issued to Carole Salkind for the purchase of 4,000,000 shares of NCT common stock at a purchase price of $0.043 per share, incorporated herein by reference Exhibit 4(ar) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

4(cv) Option granted to Acme Associates, Inc. dated October 3, 2003 for the purchase of 5,750,000 shares of NCT common stock at an exercise price of $0.043 per share, incorporated herein by reference Exhibit 4(as) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

4(cw) Option granted to Acme Associates, Inc. dated October 14, 2003 for the purchase of 44,000,000 shares of NCT common stock at an exercise price of $0.044 per share, incorporated herein by reference Exhibit 4(at) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

4(cx) Warrant dated October 14, 2003 issued to Carole Salkind for the purchase of 19,250,000 shares of NCT common stock at a purchase price of $0.044 per share, incorporated herein by reference Exhibit 4(au) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

4(cy) Warrant dated October 14, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.044 per share, incorporated herein by reference Exhibit 4(av) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

4(cz) Warrant dated November 3, 2003 issued to Carole Salkind for the purchase of 2,000,000 shares of NCT common stock at a purchase price of $0.044 per share, incorporated herein by reference Exhibit 4(aw) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

4(da) Option granted to Acme Associates, Inc dated November 3, 2003 for the purchase of 2,000,000 shares of NCT common stock at an exercise price of $0.045 per share, incorporated herein by reference Exhibit 4(ax) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 19, 2003.

4(db) Warrant dated November 21, 2003 issued to Carole Salkind for the purchase of 2,250,000 shares of NCT common stock at a purchase price of $0.041 per share.

4(dc) Warrant dated November 21, 2003 issued to Carole Salkind for the purchase of 2,500,000 shares of NCT common stock at a purchase price of $0.041 per share.

4(dd) Option granted to Acme Associates, Inc. dated November 21, 2003 for the purchase of 6,500,000 shares of NCT Common stock at an exercise price of $0.041 per share.

4(de) Warrant dated November 22, 2003 issued to Carole Salkind for the purchase of 2,500,000 shares of NCT common stock at a purchase price of $0.041 per share.

4(df) Warrant dated December 15, 2003 issued to Carole Salkind for the purchase of 16,500,000 shares of NCT common stock at a purchase price of $0.037 per share.

4(dg) Warrant dated December 15, 2003 issued to Carole Salkind for the purchase of 2,500,000 shares of NCT common stock at a purchase price of $0.037 per share.

4(dh) Option granted to Acme Associates, Inc. dated December 17, 2003 for the purchase of 99,750,000 shares of NCT Common stock at an exercise price of $0.037 per share.

4(di) Warrant dated December 31, 2003 issued to Carole Salkind for the purchase of 32,250,000 shares of NCT common stock at a purchase price of $0.04 per share.

4(dj) Warrant dated December 31, 2003 issued to Carole Salkind for the purchase of 5,500,000 shares of NCT common stock at a purchase price of $0.04 per share.

4(dk) Warrant dated February 13, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.05 per share.

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

10(e)(1) Variation of Teaming Agreement between Noise Cancellation Technologies, Inc. and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(c) of the Company's Current Report on Form 8-K filed August 4, 1995.

10(e)(2) Agreement for Sale and Purchase of Part of the Business and Certain Assets among Noise Cancellation Technologies, Inc., Noise Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K filed August 4, 1995.

10(e)(3) Patent License Agreement among Noise Cancellation Technologies, Inc., Noise Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to
          Exhibit 10(e) of the Company's Current Report on Form 8-K filed August 4, 1995.

10(e)(4) License Agreement between Chaplin Patents Holding Co., Inc. and Ultra Electronics Limited dated April 6, 1995, incorporated herein by reference to Exhibit 10(f) of the Company's Current Report on Form 8-K filed August 4, 1995.

10(e)(5) Patent Sub-License Agreement among Noise Cancellation Technologies, Inc., Noise Cancellation Technologies (UK) Limited and Ultra Electronics Limited dated May 15, 1995, incorporated herein by reference to Exhibit 10(g) of the Company's Current Report on Form 8-K filed August 4, 1995.

10(f) License Agreement dated September 4, 1997, between Noise Cancellation Technologies, Inc. and NCT Audio Products, Inc., incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, filed on November 17, 1997.

10(g) License Agreement dated July 15, 1998, between the Company and NCT Hearing Products, Inc., incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed on November 5, 1998.

10(h) Consulting Agreement dated January 20, 1999 between NCT and Leben Care, Inc. along with correspondence dated January 8, 2002, amendment and extension thereof and three amendments thereto, incorporated by reference to Exhibit 10(am) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(i) License Agreement dated January 25, 1999, between NCT Group, Inc. and DistributedMedia.com, Inc., incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed on November 15, 1999.

10(j) Agreement dated May 20, 1999 between Barnes & Noble College Bookstores and Distributed Media Corporation, incorporated herein by reference to
          Exhibit 10(au) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(k) Agreement dated August 4, 1999 between TransWorld Entertainment Corporation and Distributed Media Corporation, incorporated herein by reference to Exhibit 10(av) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(l) Agreement dated October 28, 1999 between Wherehouse Entertainment, Inc. and Distributed Media Corporation, incorporated herein by reference to Exhibit 10(aw) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(m)(1) Securities Exchange Agreement, dated as of October 9, 1999, among the Company, Austost Anstalt Schaan and Balmore Funds, S.A. incorporated by reference to Exhibit 10(a) of the Company's Current Report on Form 8-K filed on January 12, 2000.

10(m)(2) Amendment No. 1 to the Securities Exchange Agreement, dated as of March 7, 2000, among the Company, Austost Anstalt Schaan and Balmore Funds, S.A., incorporated by reference to Exhibit 10(ae) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on April 14, 2000.

10(n) Registration Rights Agreement, dated as of October 9, 1999, among the Company, Austost Anstalt Schaan and Balmore Funds, S.A. incorporated by reference to Exhibit 10(b) of the Company's Current Report on Form 8-K filed on January 12, 2000.

10(o)(1) Securities Purchase Agreement, dated as of December 27, 1999, among the Company, Austost Anstalt Schaan, Balmore Funds, S.A. and Nesher, Inc. incorporated by reference to Exhibit 10(c) of the Company's Current Report on Form 8-K filed on January 12, 2000.

10(o)(2) Registration Rights Agreement, dated as of December 27, 1999, among the Company, Austost Anstalt Schaan, Balmore Funds, S.A.. Nesher, Inc. and Libra Finance S.A. incorporated by reference to Exhibit 10(d) of the Company's Current Report on Form 8-K filed on January 12, 2000.

10(p)(1) Strategic Alliance and Technology License Agreement entered into as of May 8, 2000 among NCT Group, Inc., Advancel Logic Corporation and Infinite Technology Corporation, incorporated by reference to Exhibit 10(ag) of the Company's Pre-effective Amendment No. 1 to the Registration Statement on Form S-1 filed on June 13, 2000.

10(p)(2) Strategic Alliance and Technology Development Amendment dated effective June 20, 2000, between NCT Group, Inc., Advancel Logic Corporation and Infinite Technology Corporation, incorporated herein by reference to Exhibit 10(al) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

10(q) License Agreement Amendment dated effective June 30, 2000, between NCT Group, Inc., Advancel Logic Corporation and Infinite Technology Corporation, incorporated herein by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 27, 2000.

10(r) Securities Purchase and Supplemental Exchange Rights Agreement dated August 10, 2000 by and among ConnectClearly.com, Inc. NCT Group, Inc., and Austost Anstalt Schaan, Balmore S.A. and Zakeni Limited, incorporated herein by reference to Exhibit 10(ak) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

10(s) Stock Purchase Agreement dated August 18, 2000 by and between NCT Group, Inc., DistributedMedia.com, Inc., DMC Cinema, Inc. and Jeff Arthur, LaJuanda Barrera, Robert Crisp, Steven Esrick and Alan Martin, incorporated herein by reference to Exhibit 10(aj) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

10(t) Agreement and Plan of Merger dated August 29, 2000, among NCT Group, Inc, NCT Midcore, Inc. and Midcore Software, Inc., incorporated herein by reference to Exhibit 2 of the Company's Current Report on Form 8-K filed on September 13, 2000.

10(u) Securities Purchase and Supplemental Exchange Rights Agreement dated September 29, 2000 by and among Pro Tech Communications, Inc., NCT Group, Inc., Austost Anstalt Schaan, Balmore S.A. and Zakeni Limited, incorporated herein by reference to Exhibit 10(am) of the Company's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on October 25, 2000.

10(v)(1) Stock Purchase Agreement between NCT Hearing Products, Inc. and Pro Tech Communications, Inc. dated as of September 13, 2000, incorporated by reference to Exhibit 10(an) of the Company's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on December 12, 2000.

10(v)(2) License Agreement between NCT Hearing Products, Inc. and Pro Tech Communications, Inc. dated September 12, 2000, incorporated by reference to Exhibit 10(ao) of the Company's Pre-effective Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on December 12, 2000.

10(w)(1) Stock and Asset Purchase Agreement by and among Teltran International Group, Ltd., Internet Protocols Ltd. and NCT Networks, Inc. (now Artera Group, Inc.) dated as of January 23, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(w)(2) Side letter dated February 27, 2001, amending the January 23, 2001 Stock and Asset Agreement, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(x) Stockholders' Agreement dated February 27, 2001 by and among NCT Group, Inc., NCT Networks, Inc. and the holders of Series A Preferred Stock of NCT Networks, Inc, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(y)(1)  Subscription  Agreement  between NCT Networks,  Inc. and  Subscribers:
          Austost Anstalt Schaan; Balmore S.A.; Amro International, S.A.; Nesher Ltd.; Talbiya B. Investments Ltd.; and The Gross Foundation, Inc. (collectively, Holders of Convertible Notes of NCT Networks, Inc.) dated January 9, 2001, incorporated herein by reference to Exhibit 10(ap) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

10(y)(2) Form of Convertible Note of NCT Networks, Inc. dated January 9, 2001, incorporated herein by reference to Exhibit 10(aq) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

10(y)(3) Exchange Rights Agreement among NCT Group, Inc. and Holders of Convertible Notes of NCT Networks, Inc. dated January 9, 2001, incorporated herein by reference to Exhibit 10(ar) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

10(y)(4) Registration Rights Agreement among NCT Group, Inc. and Holders of Convertible Notes of NCT Networks, Inc. dated January 9, 2001, incorporated herein by reference to Exhibit 10(as) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084) filed on January 26, 2001.

10(z)(1) Exchange Agreement dated April 12, 2001 by and between Crammer Road LLC and NCT Group, Inc., incorporated herein by reference to Exhibit 10(at) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(z)(2) NCT Group, Inc. note CR-1 in principal amount of $1,000,000 dated April 12, 2001, incorporated herein by reference to Exhibit 10(au) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(z)(3) Registration Rights Agreement (Exhibit A to Exchange Agreement) by and between NCT Group, Inc. and Crammer Road LLC dated as of April 12, 2001, incorporated herein by reference to Exhibit 10(av) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(aa)(1) Subscription  Agreement  by and between NCT Video  Displays,  Inc. and
          Crammer Road LLC dated as of April 12, 2001, incorporated herein by reference to Exhibit 10(ax) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(aa)(2) Exchange  Rights  Agreement  dated  April 12,  2001 by and between NCT
          Group, Inc. and Crammer Road LLC,  incorporated herein by reference to
          Exhibit 10(aw) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(aa)(3) Convertible  Note of NCT Video Displays,  Inc. in principal  amount of
          $500,000 dated as of April 12, 2001, incorporated herein by reference to Exhibit 10(ay) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(ab)(1) Private Equity Credit Agreement dated as of April 12, 2001 by and between NCT Group, Inc. and Crammer Road LLC, incorporated herein by reference to Exhibit 10(az) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(ab)(2) Registration  Rights  Agreement  (Exhibit A to Private  Equity  Credit
          Agreement) dated as of April 12, 2001 by and between NCT Group, Inc. and Crammer Road LLC, incorporated herein by reference to Exhibit 10(ba) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(ac)(1) Framework  Agreement  between NXT plc, New  Transducers  Limited,  NCT
          Group, Inc. and NCT Audio Products, Inc. relating to the reorganization of certain existing arrangements dated as of March 30, 2001, incorporated herein by reference to Exhibit 10(z) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(ac)(2) Registration  Rights Agreement dated as of March 30, 2001 by and among
          NCT Group,  Inc.  and NXT plc,  incorporated  herein by  reference  to
          Exhibit 10(z)(1) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(ac)(3) IP Sale  Agreement  dated April 11, 2001 between NCT Group,  Inc., NXT plc and New Transducers  Limited,  incorporated herein by reference to
          Exhibit 10(z)(2) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(ac)(4) NXT General License  between the company and New  Transducers  Limited dated as of April  11,  2001,  incorporated  herein  by  reference  to
          Exhibit 10(z)(3) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(ac)(5) Letter  dated April 11, 2001  amending the NXT General  License  dated
          April 11, 2001, incorporated herein by reference to Exhibit 10(z)(4) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(ac)(6) Cancellation letter between the company, NCT Audio Products, Inc., New
          Transducers Limited and NXT plc dated April 11, 2001 canceling the Master License Agreement dated September 27, 1997 and the New Cross License Agreement dated September 27, 1997, incorporated herein by reference to Exhibit 10(z)(5) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(ac)(7) Letter dated April 11, 2001 outlining additional services to be rendered by NXT plc/New Transducers Limited to Distributed Media Corporation, incorporated herein by reference to Exhibit 10(z)(6) of NCT's Pre-effective Amendment No. 4 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on January 30, 2002.

10(ad)(1) Subscription  Agreement  dated March 14, 2001  between the company and
          Alpha Capital Aktiengesellschaft,  incorporated herein by reference to
          Exhibit 10(bh) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(ad)(2) Form of Convertible  Note in principal  amount of $250,000 dated March
          14, 2001, incorporated herein by reference to Exhibit 10(bi) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(ae)(1) Subscription  Agreement dated April 4, 2001 among Artera Group,  Inc.,
          Alpha Capital Aktiengesellschaft and Amro International, S.A., incorporated herein by reference to Exhibit 10(bj) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(ae)(2) Form of Note dated April 4, 2001,  incorporated herein by reference to
          Exhibit   10(bk)  of  NCT's   Registration   Statement   on  Form  S-1
          (Registration No. 333-60574) filed on May 9, 2001.

10(ae)(3) Exchange Rights Agreement by and among NCT Group, Inc. and the Holders
          identified   on  Schedule  A  thereto  dated  as  of  April  4,  2001,
          incorporated herein by reference to Exhibit 10(ab)(2) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(ae)(4) Registration  Rights  Agreement  among NCT  Group,  Inc.  and  Holders
          identified   on  Schedule  A  thereto  dated  as  of  April  4,  2001,
          incorporated herein by reference to Exhibit 10(ab)(3) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(af)(1) Subscription  Agreement  dated April 12, 2001  between the company and
          Alpha Capital Aktiengesellschaft,  incorporated herein by reference to
          Exhibit 10(bl) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(af)(2) Form of Convertible  Note in principal  amount of $125,000 dated April
          12, 2001, incorporated herein by reference to Exhibit 10(bm) of NCT's Registration Statement on Form S-1 (Registration No. 333-60574) filed on May 9, 2001.

10(ag) Product Development and Licensing Agreement dated May 4, 2001 between NCT Video Displays, Inc. and ViewBeam Technology, L.L.C., incorporated herein by reference to Exhibit 10(bl) of NCT's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ah) Agreement dated May 11, 2001, by and among NCT Group, Inc., Distributed Media Corporation and Production Resource Group, incorporated herein by reference to Exhibit 10(af) of NCT's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on September 5, 2001.

10(ai)(1)

          Subscription Agreement among Artera Group, Inc. and Subscribers: Alpha Capital Aktiengesellschaft and Amro International, S.A. dated as of May 25, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ai)(2) Form of Convertible Note dated May 25, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ai)(3) Exchange Rights Agreement by and among NCT Group, Inc. and the Holders identified on Schedule A thereto dated as of May 25, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ai)(4) Registration  Rights  Agreement  among NCT  Group,  Inc.  and  Holders identified on Schedule A thereto dated as of May 25, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(aj)(1) Subscription Agreement among Artera Group, Inc. and Subscribers: Alpha
          Capital Aktiengesellschaft; Amro International, S.A.; The Gross Foundation, Inc.; Leval Trading, Inc.; Nesher Ltd.; and Talbiya B. Investments Ltd. dated as of June 29, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(aj)(2) Form of Convertible Note dated June 29, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(aj)(3) Exchange  Rights  Agreement  (Notes) by and among NCT Group,  Inc. and
          Holders identified on Schedule A thereto dated as of June 29, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(aj)(4) Registration  Rights  Agreement  (Notes)  among NCT  Group,  Inc.  and
          Holders identified on Schedule A thereto dated as of June 29, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ak)(1) Exchange Rights Agreement (Preferred) by and among NCT Group, Inc. and
          Austost Anstalt Schaan; Amro International, S.A.; Nesher Ltd.; Leval Trading, Inc.; ICT N.V.; Balmore S.A.; The Gross Foundation, Inc.; Talbiya B. Investments Ltd.; United Securities Services, Inc.; and Libra Finance, S.A. dated as of June 29, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(ak)(2) Registration  Rights Agreement  (Preferred)  among NCT Group, Inc. and
          Austost Anstalt Schaan; Amro International, S.A.; Nesher Ltd.; Leval Trading, Inc.; ICT N.V.; Balmore S.A.; The Gross Foundation, Inc.; Talbiya B. Investments Ltd.; United Securities Services, Inc.; and Libra Finance, S.A. dated as of June 29, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(al) Consulting Agreement dated July 1, 2001 between NCT and Stop Noise, Inc. along with an addendum thereto dated October 9, 2001 and two amendments thereto, incorporated by reference to Exhibit 10(an) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(am) License Agreement dated August 10, 2001 between Sharp Corporation, acting through its Communication Systems Group and NCT Group, Inc. , incorporated by reference to Exhibit 10(a) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(an)(1) Securities  Purchase and Supplemental  Exchange Rights Agreement dated
          July 30, 2001 by and among Pro Tech Communications, Inc., NCT Group, Inc., and Alpha Capital Aktiengesellschaft, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

10(an)(2) Registration Rights Agreement by and between NCT Group, Inc. and Alpha
          Capital Aktiengesellschaft dated July 30, 2001, incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 15, 2001.

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

10(aq) Distributed Media Corporation standard form of license agreement conveying rights to the use of Sight & Sound(R) systems, incorporated herein by reference to Exhibit 10(at) of the Company's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on December 21, 2001.

10(ar)(1) Subscription  Agreement dated January 10, 2002,  between Artera Group,
          Inc. and Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(a) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(ar)(2) Security  Agreement dated January 10, 2002, between Artera Group, Inc.
          and Alpha  Capital  Aktiengesellschaft,  incorporated  by reference to
          Exhibit 10(b) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(ar)(3) Convertible Note in the principal amount of $550,000 dated January 10,
          2002, issued by Artera Group, Inc. to Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(c) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(ar)(4) Funds Escrow  Agreement dated January 10, 2002,  between Artera Group,
          Inc. and Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(d) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(as)(1) Subscription  Agreement dated March 11, 2002,  between the Company and
          Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(f) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(as)(2) Funds Escrow  Agreement dated March 11, 2002,  between the Company and
          Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(g) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(as)(3) Convertible Note in the principal amount of $400,000 dated March 11, 2002, issued by the Company to Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(h) to the Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2002, filed on May 15, 2002.

10(at)(1) Exchange Agreement between the company and Crammer Road LLC dated as of June 21, 2002, incorporated herein by reference to Exhibit 10(bm) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(at)(2) Registration  Rights  Agreement  (Exhibit B to the Exchange  Agreement
          dated as of June 21, 2002) dated as of June 21, 2002 between the company and Crammer Road LLC, incorporated herein by reference to
          Exhibit 10(bm)(1) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(au) Agreement dated July 12, 2002 relating to Pro Tech Exchange Rights among the Company, Pro Tech Communications, Inc., and Carole Salkind, incorporated herein by reference to Exhibit 10(bp) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(av)(1) Private Equity Credit  Agreement dated as of July 25, 2002 between NCT
          Group, Inc. and Crammer Road LLC,  incorporated herein by reference to
          Exhibit 10(bq) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(av)(2) Registration  Rights  Agreement  (Exhibit A to Private  Equity  Credit
          Agreement) dated as of July 25, 2002 between NCT Group, Inc. and Crammer Road LLC, incorporated herein by reference to Exhibit 10(bq)(1) of NCT's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002.

10(ax) Secured Convertible Note in principal amount of $525,000 dated July 23, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(br) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(ay) Secured Convertible Note in principal amount of $350,000 dated August 14, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bs) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(az)(1) License   Agreement   dated   August  15,   2002   between   Fairpoint
          Communications, Inc. and Artera Group, Inc., incorporated by reference to Exhibit 10(b) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(az)(2) Memorandum  of  Understanding  dated May 23,  2003  between  Fairpoint
          Broadband,  Inc. and Artera Group, Inc.,  incorporated by reference to
          Exhibit 10(x) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(ba) Secured Convertible Note in principal amount of $490,000 dated August 29, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bt) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(bb) Secured Convertible Note in principal amount of $350,000 dated September 9, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bu) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(bc) Consulting Agreement dated September 30, 2002 between NCT and Acme Associates, Inc., incorporated by reference to Exhibit 10(ao) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(bd) Secured Convertible Note in principal amount of $3,770,098.38 dated September 30, 2002 issued by the Company to Carole Salkind, incorporated herein by reference to Exhibit 10(bv) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(be) Agreement dated September 30, 2002 relating to Pro Tech Exchange Rights among the Company, Pro Tech Communications, Inc., and Carole Salkind, incorporated herein by reference to Exhibit 10(bw) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(bf) Exclusive Marketing License Agreement dated October 11, 2002 between FairPoint Broadband, Inc. and Artera Group Inc., incorporated herein by reference to Exhibit 10(b) to NCT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(bg) Master Distributor Agreement dated October 24, 2002, between Artera Group, Inc. and Spyder Technologies Group, LLC, incorporated herein by reference to Exhibit 10(by) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(bh) Settlement Agreement and Release dated October 30, 2002 made by and between Crammer Road LLC and NCT, incorporated herein by reference to
          Exhibit 10(bx) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on November 4, 2002.

10(bi) Secured Convertible Note in principal amount of $400,000 dated November 7, 2002 issued by the Company to Carole Salkind, incorporated by reference to Exhibit 10(af) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed November 14, 2002.

10(bj) Secured Convertible Note in principal amount of $400,000 dated November 20, 2002 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ak) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(bk) Secured Convertible Note in principal amount of $1,463,449.36 dated November 21, 2002 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(al) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(bl) \ Secured Convertible Note in principal amount of $350,000 dated December 2, 2002 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ap) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(bm) Settlement Agreement dated December 3, 2002 among Mesa Partners, Inc., the company, and Distributed Media Corporation approved by the court on April 8, 2003, incorporated herein by reference to Exhibit 10(k) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10(bn) Settlement Agreement dated December 11, 2002 among Kalkines, Arky Zall & Bernstein LLP, HealthNet Connections LLC, HNC New York Representatives LLC, the company, Distributed Media Corporation and DMC HealthMedia Inc, incorporated herein by reference to Exhibit 10(bm) of NCT's Pre-effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on September 16, 2003.

10(bo) Secured Convertible Note in principal amount of $400,000 dated December 16, 2002 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(aq) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(bp) Secured Convertible Note in principal amount of $2,381,486.89 dated December 26, 2002 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ar) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(bq) Consulting Agreement dated December 26, 2002 between NCT and Motorworld, Incorporated, incorporated by reference to Exhibit 10(ba) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(br) Secured Convertible Note in principal amount of $350,000 dated December 30, 2002 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(as) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(bs) Settlement Agreement dated December 31, 2002 between West Nursery Land Holding Limited Partnership and the company approved by the court on March 3, 2003, incorporated herein by reference to Exhibit 10(f) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10(bt) License Agreement dated January 6, 2003 (October 1, 2002 was the date inadvertently indicated on our Form 10-K) between NCT Group, Inc. and Stop Noise, Inc., incorporated by reference to Exhibit 10(aj) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(bu) Secured Convertible Note in principal amount of $450,000 dated January 15, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(at) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(bv) Secured Convertible Note in principal amount of $2,747,634.92 dated January 23, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(au) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(bw) Consulting Agreement dated January 23, 2003 between NCT and Inframe, Inc., incorporated by reference to Exhibit 10(f) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(bx) Secured Convertible Note in principal amount of $350,000 dated January 30, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(av) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(by) Secured Convertible Note in principal amount of $1,252,592.41 dated February 11, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(aw) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(bz) Consulting Agreement dated February 11, 2003 between NCT and Avant Interactive, Inc. and amendments thereto dated March 12, 2003, April 3, 2003 and April 11, 2003, incorporated by reference to Exhibit 10(i) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(ca) Secured Convertible Note in principal amount of $450,000 dated March 4, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ax) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(cb) Secured Convertible Note in principal amount of $980,802.25 dated March 13, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ay) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(cc) Secured Convertible Note in principal amount of $864,615.56 dated March 13, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(az) of the company's Annual Report on Form 10-K for the year ended December 31, 2002, filed April 4, 2003.

10(cd) Secured Convertible Note in principal amount of $450,000 dated April 2, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(cr) of NCT's Pre-effective Amendment No. 7 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on April 18, 2003.

10(ce) Settlement Agreement dated April 7, 2003 among Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore, S.A., Libra Finance, S.A., the company and Artera Group, Inc., approved by the court on September 16, 2003, incorporated herein by reference to
          Exhibit 10(ay) to NCT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(cf) Exchange Rights and Release Agreement dated April 10, 2003 among the company, Pro Tech Communications, Inc., Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore, S.A., and Libra Finance, S.A., incorporated herein by reference to Exhibit 10(l) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

10(cg) Secured Convertible Note in principal amount of $450,000 dated April 11, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(m) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

10(ch) Consulting Agreement dated April 17, 2003 between the company and Turbo Networks, Inc. and amendment thereto dated May 22, 2003 and June 28, 2003, incorporated by reference to Exhibit 10(r) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(ci) Secured Convertible Note in principal amount of $450,000 dated April 21, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(n) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

10(cj)(1) Subscription  Agreement  dated April 22, 2003  between the company and
          Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(u) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(cj)(2) Convertible Note in the principal amount of $235,000 dated April 22, 2003 issued by NCT Group, Inc. to Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(t) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(ck) Secured Convertible Note in principal amount of $450,000 dated May 15, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(v) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(cl) Secured Convertible Note in principal amount of $1,692,462.74 dated May 22, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(w) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(cm) Secured Convertible Note in principal amount of $415,000 dated May 28, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(y) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(cn) Secured Convertible Note in principal amount of $2,449,811.87 dated June 12, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(z) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(co) Consulting Agreement dated June 12, 2003 between NCT and Maple Industries, Inc., incorporated by reference to Exhibit 10(ab) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(cp) Secured Convertible Note in principal amount of $435,000 dated June 12, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(aa) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(cq) Secured Convertible Note in principal amount of $410,000 dated June 28, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ac) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(cr) Consulting Agreement dated July 2, 2003 between the company and SpringerRun, Inc., incorporated herein by reference to Exhibit 10(az) to NCT's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(cs) Secured Convertible Note in principal amount of $410,000 dated July 14, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ad) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(ct) Secured Convertible Note in principal amount of $414,480.93 dated July 14, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ae) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(cu) Amendment dated July 14, 2003 to Acme Associates, Inc. Consulting Agreement, incorporated herein by reference to Exhibit 10(cr) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on September 16, 2003.

10(cv) Secured Convertible Note in principal amount of $414,750.19 dated July 28, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ag) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(cw) Secured Convertible Note in principal amount of $410,000 dated July 28, 2003 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(af) of the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003.

10(cx) Secured Convertible Note in principal amount of $622,529.18 dated August 7, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(cu) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on September 16, 2003.

10(cy) Secured Convertible Note in principal amount of $425,000 dated August 18, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(cv) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on September 16, 2003.

10(cz) Secured Convertible Note in principal amount of $414,884.82 dated August 28, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(cw) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on September 16, 2003.

10(da) Secured Convertible Note in principal amount of $375,000 dated August 28, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(cx) to NCT's Pre-Effective Amendment No. 8 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on September 16, 2003.

10(db) Reseller Agreement dated September 1, 2003 between Artera Group, Inc. and Spyder Technologies Group, LLC, incorporated herein by reference to Exhibit 10(ao) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(dc) Master Distributor Agreement dated September 1, 2003 between Artera Group, Inc. and Spyder Technologies Group, LLC, incorporated herein by reference to Exhibit 10(ap) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(dd) Amendments dated September 11, 2003, October 3, 2003 and October 14, 2003 to Consulting Agreement dated September 30, 2002 between the company and Acme Associates, Inc., incorporated herein by reference to
          Exhibit 10(aq) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(de) Secured Convertible Note in principal amount of $580,650.27 dated September 11, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(ar) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(df) Secured Convertible Note in principal amount of $400,000.00 dated September 12, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(as) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(dg) Secured Convertible Note in principal amount of $816,096.49 dated October 2, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(at) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(dh) Secured Convertible Note in principal amount of $4,469,018.84 dated October 14, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(au) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(di) Secured Convertible Note in principal amount of $400,000.00 dated October 14, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(av) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(dj) Secured Convertible Note in principal amount of $400,000.00 dated November 3, 2003 issued by the company to Carole Salkind, incorporated herein by reference to Exhibit 10(aw) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(dk)    Amendment  dated  November  3,  2003  to  Consulting  Agreement  dated
          September 30, 2002 between the company and Acme Associates, Inc., incorporated herein by reference to Exhibit 10(ax) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

10(dl) Master Distributor Agreement dated October 1, 2003 between Artera Group, Inc. and Spyder Technologies Group, LLC, incorporated herein by reference to Exhibit 10(dl) to NCT's Pre-Effective Amendment No. 9 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on February 4, 2004.

10(dm) Master Distributor Agreement dated November 1, 2003 between Artera Group, Inc. and FairPoint Broadband, Inc., incorporated herein by reference to Exhibit 10(dm) to NCT's Pre-Effective Amendment No. 9 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on February 4, 2004.

10(dn) Secured Convertible Note in principal amount of $474,154.08 dated November 21, 2003 issued by the company to Carole Salkind.

10(do) Secured Convertible Note in principal amount of $425,000.00 dated November 21, 2003 issued by the company to Carole Salkind.

10(dp) Amendment dated November 21, 2003 to Consulting Agreement dated September 30, 2002 between the company and Acme Associates, Inc.

10(dq) Secured Convertible Note in principal amount of $400,000.00 dated November 22, 2003 issued by the company to Carole Salkind.

10(dr) Secured Convertible Note in principal amount of $3,828,984.72 dated December 15, 2003 issued by the company to Carole Salkind.

10(ds) Secured Convertible Note in principal amount of $400,000.00 dated December 15, 2003 issued by the company to Carole Salkind.

10(dt) Amendment dated December 17, 2003 to Consulting Agreement dated September 30, 2002 between the company and Acme Associates, Inc.

10(du) Secured Convertible Note in principal amount of $7,479,384.54 dated December 31, 2003 issued by the company to Carole Salkind.

10(dv) Secured Convertible Note in principal amount of $785,000.00 dated December 31, 2003 issued by the company to Carole Salkind.

10(dw) Note Consolidation Agreement dated December 31, 2003, between the company and Carole Salkind.

10(dx) Secured Convertible Demand Note in principal amount of $3,050,000.00 dated December 31, 2003 issued by the company to Carole Salkind.

10(dy) Secured Convertible Demand Note in principal amount of $425,000.00 dated February 13, 2004 issued by the company to Carole Salkind.

14        Code of Ethics

16        Change  in   certifying   accountants,   dated   February   12,  2002,
          incorporated herein by reference to the company's Current Report on Form 8-K filed on February 14, 2002.

21        Subsidiaries, as of December 31, 2003.

23(a)     Consent of Eisner LLP.

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

31(c) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003, incorporated herein by reference to Exhibit 32(c) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

31(d) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended September 30, 2003, incorporated herein by reference to Exhibit 32(c) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

31(e) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the annual period ended December 31, 2003.

31(f) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the annual period ended December 31, 2003.

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

32(c) Certification of Form 10-Q for the quarterly period ended September 30, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002, incorporated herein by reference to Exhibit 32(c) of the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed on November 19, 2003.

32(d) Certification of Form 10-K for the annual period ended December 31, 2003 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

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

99(d) Employment termination agreement between NCT Group, Inc. and James A. McManus dated November 27, 2001, incorporated herein by reference to
          Exhibit 99(d) of NCT's Pre-effective Amendment No. 6 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on November 4, 2002.


-----------------------
*         Pertains to a management contract or compensation plan or arrangement.