Form 10-Q
period 2004-03-31
NCT GROUP INC
filed 2004-05-17
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      March 31, 2004
                                    --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). /_/ Yes /X/ No -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of common stock, par value $.01 per share, outstanding as of May 13, 2004, was 641,970,392.

                                Table of Contents


                                                                                                         Page


Part I     Financial Information
Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets at December 31, 2003 and March 31, 2004 (Unaudited)       3
           Condensed Consolidated Statements of Operations (Unaudited) and Condensed Consolidated
                Statements of Comprehensive Loss (Unaudited) for the Three Months
                Ended March 31, 2003 and 2004                                                              4
           Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
                Ended March 31, 2003 and 2004                                                              5
           Notes to the Condensed Consolidated Financial Statements (Unaudited)                            6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations          20
Item 3.    Quantitative or Qualitative Disclosures About Market Risk                                      26
Item 4.    Controls and Procedures                                                                        26

Part II    Other Information

Item 1.    Legal Proceedings                                                                              27
Item 2.    Changes in Securities and Use of Proceeds                                                      27
Item 5.    Other Information                                                                              28
Item 6.    Exhibits and Reports on Form 8-K                                                               28
Signatures                                                                                                30

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Notes 1 and 6)



                                                                                      (in thousands, except share data)
                                                                                        December 31,         March 31,
                                                                                            2003                2004
                                                                                      ---------------      --------------
                                                                                                           (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                                            $       988          $      747
  Investment in available-for-sale marketable securities                                        49                  88
  Accounts receivable, net                                                                     255                 318
  Inventories, net                                                                             509                 480
  Other current assets (includes $138 and $108, respectively, due from officers)               310                 345
                                                                                      ---------------      --------------
          Total current assets                                                               2,111               1,978

Property and equipment, net                                                                    641                 584
Goodwill, net                                                                                7,184               7,184
Patent rights and other intangibles, net                                                     1,223               1,170
Other assets                                                                                 1,616                 272
                                                                                      ---------------      --------------
                                                                                       $    12,775          $   11,188
                                                                                      ===============      ==============
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                     $     2,905          $    3,907
  Accrued expenses  (includes $1,128 and $1,556, respectively, related parties)             13,799              14,703
  Notes payable                                                                              3,403               3,483
  Related party convertible notes (due to a stockholder)                                    28,650              34,779
  Current maturities of convertible notes                                                    3,438               3,450
  Deferred revenue                                                                           2,763               2,782
  Shares of subsidiary subject to exchange into a variable number of shares                    742                 748
  Other current liabilities                                                                  7,227               7,219
                                                                                      ---------------      --------------
          Total current liabilities                                                         62,927              71,071
                                                                                      ---------------      --------------

Long-term liabilities:
  Deferred revenue                                                                             535                   -
  Convertible notes                                                                            675                 675
  Other liabilities                                                                          1,536                  96
                                                                                      ---------------      --------------
          Total long-term liabilities                                                        2,746                 771
                                                                                      ---------------      --------------

Commitments and contingencies

Minority interest in consolidated subsidiaries                                               8,313               8,395
                                                                                      ---------------      --------------

Capital deficit:
Preferred stock, $.10 par value, 10,000,000 shares authorized:
  Convertible series H preferred stock, issued and outstanding, 1,725 shares,
   (redemption amount $20,700,000) (liquidation amount $18,300,822
   and $18,472,849, respectively)                                                           18,301              18,473
Common stock, $.01 par value, authorized 645,000,000 shares:
  issued and outstanding, 641,970,392 shares                                                 6,420               6,420
Additional paid-in capital                                                                 205,102             212,973
Accumulated other comprehensive loss                                                        (1,170)             (1,311)
Accumulated deficit                                                                       (289,864)           (305,604)
Common shares payable, 3,029,608 shares                                                          -                   -
                                                                                      ---------------      --------------
          Total capital deficit                                                            (61,211)            (69,049)
                                                                                      ---------------      --------------
                                                                                       $    12,775          $   11,188
                                                                                      ===============      ==============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)


                                                                                (in thousands, except per share amounts)
                                                                                   Three months ended March 31,
                                                                                ---------------------------------
                                                                                      2003            2004
                                                                                -------------     ------------

REVENUE:
  Technology licensing fees and royalties                                        $      706        $     721
  Product sales, net                                                                    467              441
  Advertising                                                                             9               32
                                                                                -------------     ------------
       Total revenue                                                                  1,182            1,194
                                                                                -------------     ------------

COSTS AND EXPENSES:
  Cost of product sales                                                                 208              239
  Cost of advertising                                                                     3                4
  Selling, general and administrative                                                 3,572            2,088
  Research and development                                                              929            1,070
                                                                                -------------     ------------
       Total operating costs and expenses                                             4,712            3,401

Non-operating items:
  Other expense, net                                                                    390            1,247
  Interest expense, net                                                               2,867           12,286
                                                                                -------------     ------------
       Total costs and expenses                                                       7,969           16,934
                                                                                -------------     ------------

NET LOSS                                                                         $   (6,787)       $ (15,740)

Less:  Preferred stock dividend                                                         264              255
        Non-registration charges related to preferred stock of subsidiary               699              146
                                                                                -------------     ------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                         $   (7,750)       $ (16,141)
                                                                                =============     ============

Basic and diluted loss per share attributable to
  common shareholders                                                            $    (0.02)       $   (0.03)
                                                                                =============     ============

Weighted average common shares outstanding -
  basic and diluted                                                                 513,633          645,000
                                                                                =============     ============



NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)


                                                                                         (in thousands)
                                                                                  Three months ended March 31,
                                                                                ------------------------------
                                                                                      2003            2004
                                                                                -------------     ------------

NET LOSS                                                                         $   (6,787)       $ (15,740)
Other comprehensive income (loss):
   Currency translation adjustment                                                        6             (167)
   Adjustment of unrealized loss/unrealized gain on marketable securities                 1               26
                                                                                -------------     ------------
COMPREHENSIVE LOSS                                                               $   (6,780)       $ (15,881)
                                                                                =============     ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Note 1)
(Unaudited)


                                                                                            (in thousands)
                                                                                      Three months ended March 31,
                                                                                    -------------------------------
                                                                                          2003            2004
                                                                                    --------------    -------------

Cash flows from operating activities:
  Net loss                                                                          $     (6,787)     $   (15,740)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                            232              114
    Common stock, warrants and options issued as consideration for:
       Operating expenses                                                                  1,228               64
    Provision for inventory                                                                  (75)             (28)
    Provision for doubtful accounts and uncollectible amounts                                  7              (17)
    Loss on disposition of fixed assets                                                       33                -
    Finance costs associated with non-registration of common shares                          729              175
    Preferred stock dividends as interest                                                      -                5
    Default penalty on notes (related party)                                                 118            1,116
    Amortization of discounts on notes (includes $1,104 and $5,443,
      respectively with related parties)                                                   1,137            5,443
    Amortization of beneficial conversion feature on convertible notes (includes
      $834 and $5,878, respectively with related parties)                                    874            5,889
    Settlement of debt                                                                      (224)               -
    Changes in operating assets and liabilities, net of acquisitions:
        Increase in accounts receivable                                                     (180)             (46)
        Decrease in inventories                                                              127               57
        Decrease (increase) in other assets                                                   26              (11)
        Increase in accounts payable and accrued expenses                                    543            1,949
        Decrease in other liabilities and deferred revenue                                  (153)            (538)
                                                                                    --------------    -------------
    Net cash used in operating activities                                           $     (2,365)     $    (1,568)
                                                                                    --------------    -------------
Cash flows from investing activities:
   Capital expenditures                                                             $        (23)     $        (3)
                                                                                    --------------    -------------
    Net cash used in investing activities                                           $        (23)     $        (3)
                                                                                    --------------    -------------
   Proceeds from:
    Convertible notes and notes payable, net                                        $      2,150      $     1,425
    Repayment of notes                                                                      (239)             (26)
                                                                                    --------------    -------------
    Net cash provided by financing activities                                       $      1,911      $     1,399
                                                                                    --------------    -------------
Effect of exchange rate changes on cash                                             $          6      $       (69)
                                                                                    --------------    -------------
Net decrease in cash and cash equivalents                                                   (471)            (241)
Cash and cash equivalents - beginning of period                                              806              988
                                                                                    --------------    -------------
Cash and cash equivalents - end of period                                           $        335      $       747
                                                                                    ==============    =============




Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                          $         10      $        10
                                                                                    ==============    =============

Supplemental disclosures of non-cash investing and financing activities:
  Unrealized holding gain on available-for-sale securities                          $         (1)     $       (26)
                                                                                    ==============    =============
  Issuance of common stock upon conversion of notes                                 $        125      $         -
                                                                                    ==============    =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   Basis of Presentation:

     Throughout this document, NCT Group, Inc. and its subsidiaries are referred to as the "company," "we," "our," "us" or "NCT." The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 contained in the company's Annual Report on Form 10-K.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     NCT has experienced substantial losses from operations since its inception which cumulatively amounted to $305.6 million through March 31, 2004. Cash and cash equivalents amounted to $0.7 million at March 31, 2004, decreasing from $1.0 million at December 31, 2003. A working capital deficit of $69.1 million exists at March 31, 2004. NCT is in default of $3.3 million of its notes payable and $7.0 million of its convertible notes at March 31, 2004 and is subject to a judgment of approximately $2.1 million. Management believes that currently available funds will not be sufficient to sustain NCT at present levels. NCT's ability to continue as a going concern is dependent on funding from several sources, including available cash and cash equivalents and cash inflows generated from its revenue sources, particularly technology licensing fees and royalties and product sales. The level of realization of funding from our revenue sources is presently uncertain. If anticipated revenue does not generate sufficient cash, management believes additional working capital financing must be obtained. We are attempting to raise additional capital through debt and equity financing in order to fund operations. There is no assurance any of the financing is or would become available.

     In the event that funding from internal sources is insufficient, we would have to substantially cut back our level of spending which could substantially curtail our operations. Such reductions could have an adverse effect on our relationships with licensees and customers. Uncertainty exists about the adequacy of current funds to support NCT's activities or to pay judgments against the company until positive cash flow from operations can be achieved, and uncertainty exists about the availability of external financing sources to fund any cash deficiencies.

     The accompanying condensed consolidated financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. The propriety of using the going concern basis is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, public and private financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at March 31, 2004 about the company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

2.   Stock-Based Compensation:

     The company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Accordingly, the company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss attributable to common stockholders, as options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. On March 17, 2004, we granted options under the 2001 Stock and Incentive Plan (2001 Plan) to purchase an aggregate of 29,010,000 shares of our common stock at an exercise price of $0.048 (see Note
9). Of these grants, 27,010,000 were granted to officers, directors and employees. At March 31, 2004, the company has options outstanding under its 1992 Stock Incentive Plan and 2001 Plan. In addition, options are outstanding that have been granted outside of shareholder approved stock-based compensation plans (non-plan). The following table illustrates the effect on net loss attributable to common stockholders and net loss per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS 148, to stock-based employee compensation.

    (in thousands, except share data)



                                                            Three Months Ended March 31,
                                                         ------------------------------------
                                                               2003               2004
                                                         -----------------  -----------------

Net loss attributable to common stockholders                 $    (7,750)       $    (16,141)
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                  (69)               (452)
                                                         -----------------  -----------------
Pro forma net loss attributable to common stockholders       $    (7,819)       $    (16,593)
                                                         =================  =================
Net loss per common share (basic and diluted):
  As reported                                                $     (0.02)       $      (0.03)
                                                         =================  =================
  Pro forma                                                  $     (0.02)       $      (0.03)
                                                         =================  =================


     Since options vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three months ended March 31, 2003 and 2004, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

3.   Other Financial Data:

Balance Sheet Items:
--------------------

     Investments in marketable securities include available-for-sale securities at market value. The following table displays the market value, cost basis, and realized/unrealized gain (loss) of the company's available-for-sale securities (in thousands):


                          Adjusted                       Market                                    Market
                         Cost Basis     Unrealized       Value                     Unrealized      Value
                          01/01/03     Gain (Loss)      12/31/03     Additions        Gain        03/31/04
                       --------------  ------------   ------------   ----------   ------------  ------------

Available-for-sale:
  ITC                  $        94     $      (56)    $        38    $      13(a) $        9    $       60
  Teltran                        8              3              11            -            17            28
                       --------------  ------------   ------------   ----------   ------------  ------------
    Totals             $       102     $      (53)    $        49    $      13    $       26    $       88
                       ==============  ============   ============   ==========   ============  ============


Footnote:
---------
     (a) Represents shares previously classified as "Other assets" valued at $5 per share as such shares were, by contract, available to offset an amount due to Infinite Technology Corporation (ITC). As a result of the cross-release entered into on March 31, 2004 (see below), NCT was released from the amount due and such shares were reclassified as marketable securities at their market value at such date.

     The company reviews declines in the value of its investment portfolio when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. The company considers all available evidence to evaluate the realizable value of its investments and to determine whether the decline in realizable value may be other-than-temporary.

     Accounts receivable comprise the following (in thousands):

                                                 December 31,        March 31,
                                                    2003                2004
                                                 ------------       ------------
Technology license fees and royalties            $     278          $     333
Joint ventures and affiliates                           34                 34
Other receivables                                      284                275
                                                 ------------       ------------
                                                 $     596          $     642
Allowance for doubtful accounts                       (341)              (324)
                                                 ------------       ------------
  Accounts receivable, net                       $     255          $     318
                                                 ============       ============


     Inventories comprise the following (in thousands):

                                                 December 31,        March 31,
                                                    2003                2004
                                                 ------------       ------------
Finished goods                                   $     588          $     539
Components                                             203                196
                                                 ------------       ------------
                                                 $     791          $     735
Reserve for obsolete and slow moving inventory        (282)              (255)
                                                 ------------       ------------
  Inventories, net                               $     509          $     480
                                                 ============       ============


     Other current assets comprise the following (in thousands):

                                                 December 31,        March 31,
                                                    2003                2004
                                                 ------------       ------------

Notes receivable                                 $   1,000          $   1,000
Due from officers (Note 10)                            138                108
Other                                                  172                237
                                                 ------------       ------------
                                                 $   1,310          $   1,345
Reserve for uncollectible amounts                   (1,000)            (1,000)
                                                 ------------       ------------
  Other current assets                           $     310          $     345
                                                 ============       ============


     Other assets (long-term) comprise the following (in thousands):

                                                 December 31,        March 31,
                                                    2003                2004
                                                 ------------       ------------

Marketable ITC securities (a)                    $   1,320          $       -
Advances and deposits                                   73                 73
Deferred charges                                       223                199
                                                 ------------       ------------
  Other assets (classified as long term)         $   1,616          $     272
                                                 ============       ============

Footnote:
---------
     (a) Valued at agreed amount of $5.00 per share returnable to ITC in settlement of obligation at December 31, 2003. The market value of these shares at December 31, 2003 had they not been returnable in settlement of the obligation would be less than $0.1 million.

     On March 31, 2004, ITC, Advancel and NCT entered into a cross-release agreement that released the parties from any and all claims, through the date of the cross-release under prior agreements and acknowledges the ownership of ITC common stock. The agreement resulted in the elimination of $1.4 million as an obligation of Advancel and the reduction in the carrying amount of the ITC common stock to its fair value (see other liabilities below). The effects of such release was a decrease in liabilities and other assets of $1.4 million and $1.3 million, respectively, and an increase in paid-in capital of $0.1 million.

     Property and equipment comprise the following (in thousands):

                                                 December 31,        March 31,
                                                    2003                2004
                                                 ------------       ------------
Machinery and equipment                          $   1,210          $   1,212
Furniture and fixtures                                 622                630
Leasehold improvements                                 392                393
Tooling                                                632                632
Other                                                  429                430
                                                 ------------       ------------
                                                 $   3,285          $   3,297
Accumulated depreciation                            (2,644)            (2,713)
                                                 ------------       ------------
  Property and equipment, net                    $     641          $     584
                                                 ============       ============


     Depreciation expense for the three months ended March 31, 2003 and 2004 was $0.2 million and $0.1 million, respectively.

     Accrued expenses comprise the following (in thousands):


                                                 December 31,        March 31,
                                                    2003                2004
                                                 ------------       ------------
Non-registration fees                            $   3,147          $   3,467
Interest                                             1,484              1,682
Interest due to a related party                        818                913
Judgments                                            2,072              2,066
Default penalties due to a related party                 -                288
Consulting fees due to a related party                 310                355
Other                                                5,968              5,932
                                                 ------------       ------------
    Accrued Expenses                             $  13,799          $  14,703
                                                 ============       ============


     Deferred revenue comprise the following (in thousands):

                                                 December 31,        March 31,
                                                    2003                2004
                                                 ------------       ------------
NXT                                              $   2,675          $   2,140
Other                                                  623                642
                                                 ------------       ------------
                                                 $   3,298          $   2,782
Less: amount classified as current                  (2,763)            (2,782)
                                                 ------------       ------------
     Deferred revenue (classified as long term)  $     535          $       -
                                                 ============       ============

     As of March 31, 2004, we do not expect to realize any additional cash from revenue that has been deferred.

     Other current liabilities comprise the following (in thousands):

                                                 December 31,        March 31,
                                                    2003                2004
                                                 ------------       ------------
License reacquisition payable                    $   4,000          $  4,0000
Development fee payable                                650                650
Royalty payable                                      1,679              1,679
Due to selling shareholders of Theater Radio
Network                                                557                557
Due to L&H                                             100                100
Loan advance by investor                               230                230
Other                                                   11                  3
                                                 ------------       ------------
    Other current liabilities                    $   7,227          $   7,219
                                                 ============       ============


     Other liabilities (long-term) comprise the following (in thousands):

                                                 December 31,        March 31,
                                                    2003                2004
                                                 ------------       ------------
Due to ITC                                       $   1,422          $       -
Other                                                  114                 96
                                                 ------------       ------------
     Other liabilities (classified as long term) $   1,536          $      96
                                                 ============       ============


Statements of Operations Information:
-------------------------------------

     Other expense, net comprise the following (in thousands):



                                                                                Three months ended March 31,
                                                                                ----------------------------
                                                                                    2003            2004
                                                                                ------------     -----------

Finance costs associated with non-registration of common shares
     underlying convertible notes                                               $      729       $     175
Litigation settlement                                                                 (429)              -
Default penalties on debt                                                              118           1,116
Other                                                                                  (28)            (44)
                                                                                ------------     -----------
     Total non-operating other expense, net                                     $      390       $   1,247
                                                                                ============     ===========

4.   Capital Deficit:

     The changes in capital deficit during the three months ended March 31, 2004 were as follows (in thousands):




                                             Series H                                               Accumulated
                                           Convertible                      Additional  Accumu-       Other       Common
                                          Preferred Stock    Common Stock    Paid-in     lated     Comprehensive  Shares
                                          ---------------  ---------------
                                          Shares   Amount  Shares   Amount   Capital    Deficit        Loss       Payable    Total
                                          ---------------  ---------------  --------   ----------  -------------  -------  ---------
Balance at December 31, 2003                2     $18,301  641,970  $6,420  $205,102   $(289,864)   $(1,170)       $  -    $(61,211)
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                 -         172        -       -      (172)          -          -           -           -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders         -           -        -       -       (83)          -          -           -         (83)
Charges for the non-registration of the
  underlying shares of NCT to subsidiary
  preferred shareholders                    -           -        -       -      (146)          -          -           -        (146)
Warrants issued in conjunction with
  convertible debt                          -           -        -       -     4,053           -          -           -       4,053
Beneficial conversion feature on
  convertible debt                          -           -        -       -     4,053           -          -           -       4,053
Liability for make up value on shares
  issued to ITC                             -           -        -       -       102           -          -           -         102
Net loss                                    -           -        -       -         -     (15,740)         -           -     (15,740)
Accumulated other comprehensive loss        -           -        -       -         -           -       (141)          -        (141)
Compensatory stock options and warrants     -           -        -       -        64           -          -           -          64
                                          ---------------  ---------------  --------   ----------  -------------  -------  ---------
Balance at March 31, 2004                   2     $18,473  641,970  $6,420  $212,973   $(305,604)   $(1,311)       $  -    $(69,049)
                                          ===============  ===============  ========   ==========  =============  =======  =========

5.   Notes Payable:



(in thousands)


                                                                                   December 31,         March 31,
                                                                                      2003                 2004
                                                                                ------------------    -----------------
Logical eBusiness Solutions Limited (f/k/a DataTec) (a)                            $      2,679          $      2,766
Obligation of subsidiary to a prior owner of Web Factory;
past due; payable in 1,500,000 British Pounds Sterling;
interest accrues at 4% per annum above the base rate
of National Westminister Bank plc.
Note due investor                                                                           385                   385
Interest at 8% per annum payable at maturity;  effective interest rate of 80.3% per annum resulting from the issuance of warrants and finders fees; matured April 7, 2003 (a); default interest accrues at 18% per annum.
Note due stockholder of subsidiary                                                          142                   134
Interest at 8.5% per annum; monthly payments (including interest)
 of $3.5 through May 2004, remainder matures June 27, 2004.
Note due former employee                                                                    100                   100
Interest at 8.25% per annum, compounded annually;
past due (a).
Other financings                                                                             97                    98
Interest ranging from 7% to 9% per annum;
 $35 due July 15, 2003 (a); $63 all other.
                                                                                ------------------    -----------------
                                                                                   $      3,403          $      3,483
                                                                                ==================    =================


Footnote:
---------
     (a)  Notes payable are in default due to nonpayment.


6.   Convertible Notes Payable:


                                                                                   December 31,         March 31,
Related Party Convertible Notes (in thousands):                                      2003                  2004
                                                                                ------------------    -----------------
Issued to Carole Salkind - related party (a)                                       $     33,824          $     36,740
Weighted average effective interest rate of 65.3% per annum; accrues interest 8% per annum; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.029 - $0.05 or exchangeable for common stock of NCT
subsidiaries except for Pro Tech; maturing by quarter as follows:
                                      2003            2004
                                  -------------   -------------
     Past due                      $         -     $     2,876
     On demand                           3,050          14,253
     March 31                           11,163               -
     June 30                            19,611          19,611
Less: unamortized debt discounts                                                         (5,174)               (1,961)
                                                                                ------------------    -----------------
                                                                                   $     28,650          $     34,779
                                                                                ==================    =================



                                                                                   December 31,         March 31,
Convertible Notes (in thousands):                                                    2003                  2004
                                                                                ------------------    -----------------
8% Convertible Notes (b)                                                           $      1,651          $      1,651
Weighted average effective interest rate of 20.6% per annum;
convertible into NCT common stock at various rates; matures:
                                  2003           2004
                              -------------  -------------
     March 14, 2002             $       17     $       17
     April 12, 2002                      9              9
     January 10, 2004                  550            550
     March 11, 2004                    400            400
     April 22, 2005                    235            235
     September 4, 2005                 440            440
6% Convertible Notes (c)                                                                  2,474                 2,474
Weighted average effective interest rate of 85.8% per annum;
convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
                                  2003           2004
                              -------------  -------------
     January 9, 2002            $      818     $      818
     April 4, 2002                     325            325
     May 25, 2002                       81             81
     June 29, 2002                   1,250          1,250

                                                                                ------------------    -----------------
                                                                                   $      4,125          $      4,125
Less: unamortized debt discounts                                                            (12)                    -
Less: amounts classified as long term                                                      (675)                 (675)
                                                                                ------------------    -----------------
                                                                                   $      3,438          $      3,450
                                                                                ==================    =================


Footnotes:
---------
     (a) During the three months ended March 31, 2004, NCT issued an aggregate of $11.2 million of convertible notes to Carole Salkind, a shareholder of NCT, an accredited investor and spouse of a former director of NCT. These notes are secured by substantially all the assets of the company. During the three months ended March 31, 2004, we defaulted on payment of all notes that matured during the three months ended March 31, 2004, an aggregate of $11.2 million due Carole Salkind. The principal on the notes that matured in January and February 2004, an aggregate principal of $8.3 million, was rolled into new notes in 2004 along with default penalties ($0.8 million) and accrued interest ($0.7 million) aggregating $9.8 million. We are currently in negotiation to cure the remaining $2.9 million principal in default on the notes that matured in March 2004. In addition, we issued notes aggregating $1.4 million in consideration of new funding from Carole Salkind. During the three months ended March 31, 2004, we recorded original issue discounts of $4.1 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 9). In addition, beneficial conversion features totaling $4.1 million have been recorded as a discount to the notes. These discounts are amortized over the term of the related notes. The notes entered into during the first quarter of 2004 were payable on demand requiring an immediate expensing of their related discounts. For the three months ended March 31, 2004, $11.3 million of amortization related to these and prior discounts is classified as interest expense in our condensed consolidated statement of operations. Unamortized discounts of $2.0 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of March 31, 2004. The default provisions in these notes impose a penalty of 10% of the principal payments in default and interest calculated from the date of default on the principal in default at the stated interest rate of the note plus 5%. As of March 31, 2004, $0.3 million of accrued default penalties are included in accrued expenses on our condensed consolidated balance sheet.

     (b) Notes totaling approximately $26,000 are convertible at 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.6 million is convertible at the lower of $0.07 per share or 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.4 million is convertible at $0.0647 per share; a note totaling $0.2 million is convertible at $0.04 per share and notes totaling approximately $0.4 million are convertible at 80% of the average of the closing bid price for the five days preceding conversion. The convertible note for $0.6 million is collateralized by substantially all of the assets of our subsidiary, Artera Group. Beneficial conversion features had been recorded as a discount to the notes and are being amortized over the term of the notes. For the
          three  months  ended  March  31,   2004,   approximately   $11,000  of
          amortization related to these discounts is classified as interest expense in our condensed consolidated statement of operations. We did not fulfill registration obligations and settled finance costs associated with non-registration of common shares underlying convertible notes during 2003. The company is in default on convertible notes aggregating $1.0 million due to a cross default provision and non-payment. In addition, the company is in default on convertible notes aggregating $0.6 million due to a cross default provision.

     (c) We were obligated but unable to register shares of our common stock at various dates during 2001. For the three months ended March 31, 2004, we have recorded charges of approximately $0.2 million as a component of finance costs associated with non-registration of common shares underlying convertible notes included in other expense, net (see Note
          3). The aggregate outstanding debt of $2.5 million is in default for non-payment. These notes are senior debt of our subsidiary, Artera Group, Inc.

7.   Shares of Subsidiary Subject to Exchange into a Variable Number of Shares:

     The monetary value of Pro Tech series A and B preferred stock was $0.7 million in our consolidated balance sheet at March 31, 2004, which is comprised of approximately $0.7 million of shares plus the accrued dividends of approximately $60,000. NCT would have to issue approximately 13.0 million shares of our common stock if settlement of the stated value had occurred as of March 31, 2004. NCT has the option to settle the accrued dividends in cash or common stock. As of March 31, 2004, settlement in common stock for the accrued dividends would require issuance of approximately 1.4 million shares of our common stock. There is no limit on the number of shares that NCT could be required to issue upon exchange of the Pro Tech series A and B preferred stock.

     For the three months ended March 31, 2004, we calculated the 4% dividends earned by holders of the Pro Tech series A and B preferred stock at approximately $5,000. Following adoption of SFAS No. 150, this amount is included in interest expense.

8.   Commitments and Contingencies:

     Under the July 25, 2002 private equity credit agreement with Crammer Road, we are required to put at least $5 million (the minimum commitment amount) of our common stock, in exchange for cash, at a discount to market of 10%. This credit agreement provides that shares of up to $50 million (the maximum commitment amount) of our common stock may be sold to Crammer Road pursuant to put notices delivered by the company to Crammer Road. The company is obligated to register for resale no less than 112% of the shares issuable for the maximum commitment amount. If we fail to issue shares for the minimum commitment amount during the commitment period (which terminates 24 months after effectiveness of a resale registration statement relating to the shares or earlier as described in the agreement), we must pay Crammer Road, in immediately available funds, an amount equal to: (i) the minimum commitment amount less the aggregate shares of our common stock actually delivered to Crammer Road under the equity credit line; multiplied by (ii) the 10% discount. The maximum amount would be $0.5 million.

9.   Capital Stock:

Authorized Capital Stock

Common shares available for future issuance

     At March 31, 2004, the shares of common stock required to be reserved were 3,105,173,713 calculated at the $0.053 common stock price on that date (or the discount therefrom as allowed under the applicable exchange or conversion agreements). At the March 31, 2004 common stock price, our common shares issued and required to be reserved for issuance exceeded the number of shares authorized at that date. As such, NCT will seek shareholder approval of an amendment to its Restated Certificate of Incorporation to increase the number of shares of common stock authorized for NCT. During the first quarter of 2004, NCT received a request to convert $1.9 million stated value series H preferred stock plus accrued dividends into 54.4 million shares of our common stock that it could not fulfill because this request along with prior outstanding requests were in excess of the number of shares of common stock currently authorized. At March 31, 2004, demands for approximately 155.5 million shares have not been able to be filled.

NCT Group, Inc. Preferred Stock

     NCT's series H convertible preferred stock is comprised of 2,100 designated shares. NCT is obligated to register shares of its common stock for the conversion of the 1,725 issued and outstanding shares of series H preferred stock. For the three months ended March 31, 2004, we calculated the 4% dividends earned by the holder of the outstanding series H preferred stock at approximately $0.2 million. Such cumulative dividend amount is included in the calculation of loss attributable to common stockholders.

Artera Group, Inc. Preferred Stock

     NCT is obligated to register shares of its common stock for the exchange of 4,276 shares of Artera series A preferred stock. For the three months ended
March 31, 2004, we incurred a charge of approximately $0.1 million for non-registration of the underlying shares of NCT common stock. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera series A preferred stock by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera series A preferred stock received an additional right to exchange into NCT preferred stock (a series to be designated) upon thirty days prior written notice. For the three months ended March 31, 2004, we calculated the 4% dividends earned by holders of the Artera series A preferred stock at $0.1 million. The non-registration charge and dividends are included in the calculation of loss attributable to common stockholders.

Options

     On March 17, 2004, NCT granted options under the 2001 Plan to purchase an aggregate of 29,010,000 shares of our common stock at an exercise price of $0.048 per share subject to shareholder approval of sufficient increases in the number of shares of common stock (i) authorized and (ii) covered by the 2001 Plan. At the time of such stockholder approval, if the market value of the company's common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved. Of these grants, 27,010,000 were granted to directors, officers and employees (see Note 2) and 2,000,000 were granted as partial consideration for consulting services. We estimated the fair value of these options using the following assumptions in applying the Black-Scholes option pricing model: dividend yield of 0%; risk-free interest rate of 1.94%; volatility of 100%; and an expected life of three and one-half years. For the three months ended March 31, 2004, we recorded a charge for consulting services of approximately $0.1 million classified as selling, general and administrative expense. On March 17, 2004, the Board of Directors deemed all options granted to directors, officers and employees on September 10, 2003 as fully vested pending the stockholder approval noted above. Although the acceleration of vesting schedules was a modification of the original grants, there was no accounting consequence because the market price on the date of the modification was lower than the original exercise price of the grants.

Warrants

     During the three months ended March 31, 2004, in conjunction with the issuance of convertible notes, NCT granted Carole Salkind warrants to acquire an aggregate of 178,250,000 shares of its common stock at exercise prices ranging from $0.047 to $0.050 per share. The fair value of these warrants for the three months ended March 31, 2004 was approximately $6.3 million (determined using the Black-Scholes option pricing model). Based upon allocation of the relative fair values of the instruments, we recorded a discount to the convertible notes issued to Carole Salkind of $4.1 million for the three months ended March 31, 2004.

10.  Related Parties:

Carole Salkind

     During the three months ended March 31, 2004, NCT issued $11.2 million of 8% convertible notes due upon demand to Carole Salkind (see Note 6) along with five-year warrants to acquire an aggregate of 178,250,000 shares of NCT common stock (see Note 9). Consideration paid for these notes included approximately $1.4 million cash and cancellation and surrender of matured notes aggregating approximately $8.3 million, along with default penalty and accrued interest.

Indebtedness of Management

     On January 30, 2002, NCT's Chairman of the Board of Directors and Chief Executive Officer, entered into a promissory note in the principal amount of $29,510 to borrow funds from the company in anticipation of cash overrides due under his incentive compensation arrangement. The note matured on January 31, 2004. The note bore interest at 5.75% per annum payable at maturity and default interest at the stated rate plus 5%. The note plus accrued interest was paid in February of 2004.

Indemnification of Management

     On or about January 14, 2004, NCT agreed to indemnify five individuals, NCT directors and officers, for any liabilities that may arise against them in a lawsuit brought in Delaware against them, NCT and NCT's subsidiary Distributed Media Corporation by Production Resource Group (PRG) and to provide them with legal representation in the suit. This Delaware suit is separate from but related to the Connecticut suit brought by PRG (see Note 11).

11.  Litigation:

Production Resource Group Litigation

     On June 6, 2001, PRG began legal proceedings against NCT and our subsidiary, Distributed Media Corporation, in the Superior Court for the Judicial District of Fairfield County, Connecticut. On December 20, 2001, NCT and DMC accepted an Offer of Judgment requiring NCT and DMC to pay PRG $2.0 million. On January 2, 2002, outside the scope of the judgment entered into with NCT and DMC, PRG amended its Connecticut complaint to allege that NCT's Chairman and Chief Executive Officer Michael Parrella, in dealing with PRG on behalf of NCT, committed breaches of good faith and fair dealing, unfair trade practices and fraud. In June 2003, in furtherance of its efforts to collect on the judgment, PRG filed the judgment in the Circuit Court for Anne Arundel County, Maryland; the Superior Court of New Jersey, Hudson County; and the Circuit Court of St. Lucie County, Florida. On or about December 15, 2003, PRG filed a complaint in the Delaware Chancery Court in and for New Castle County against NCT, DMC, Michael J. Parrella (Chairman and Chief Executive Officer of NCT), Irene Lebovics (President and a Director of NCT), John J. McCloy II (a Director of NCT) and Sam Oolie (a Director of NCT).

     In the portion of the Connecticut case against NCT and DMC, on February 25, 2004, NCT surrendered NCT's 5,876 shares of common stock of NCT Audio Products, Inc. representing 100% of the issued and outstanding shares of NCT Audio, for possible sale for the benefit of PRG. Such surrender may adversely affect NCT's right to any further proceeds from the TSA/TST bankruptcy estate. At the same time, DMC surrendered DMC's 20,000 shares of common stock of DMC Cinema, Inc. representing 84% of the issued and outstanding shares of DMC Cinema, its 100 shares of common stock of DMC HealthMedia Inc. representing 100% of the issued and outstanding shares of DMC HealthMedia, a $153,956 principal amount promissory note from (and related security agreement with) DMC Cinema and a $1,388,666 principal amount promissory note from (and related security agreement with) DMC HealthMedia, for possible sale for the benefit of PRG. NCT reported to the court that all of the other equity and debt securities NCT owns could not be so surrendered because they are covered by security interests in favor of Carole Salkind and are in her possession. At December 31, 2003, the net liabilities included in our condensed consolidated balance sheet related to NCT Audio, DMC Cinema and DMC HealthMedia were $16.1 million, $4.9 million and $1.7 million, respectively. At March 31, 2004, the net liabilities included in our condensed consolidated balance sheet related to NCT Audio, DMC Cinema and DMC HealthMedia were $15.7 million, $4.9 million and $1.8 million, respectively. For the three months ended March 31, 2003, the net earnings (loss) before income taxes included in our condensed consolidated statement of operation related to NCT Audio, DMC Cinema and DMC

HealthMedia were $0.8 million, less than $(0.1) million and $(0.1) million, respectively. For the three months ended March 31, 2004, the net earnings (loss) before income taxes included in our condensed consolidated statement of operation related to NCT Audio, DMC Cinema and DMC HealthMedia were $0.4 million, less than $(0.1) million and $(0.2) million, respectively.

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

     In the Delaware case, on or about January 6, 2004, PRG amended its complaint dated December 15, 2003 to add Cy E. Hammond (Chief Financial Officer of NCT and, as of March 17, 2004, a Director of NCT) as a defendant. PRG's amended complaint alleges that NCT and DMC are insolvent, that during the insolvency the individual named defendants owe a fiduciary duty to PRG as a judgment creditor of NCT and DMC in the Connecticut litigation described above, and breached that duty. The amended complaint seeks money damages against the individual defendants in an amount at least equal to the amount of the Connecticut judgment remaining unsatisfied. NCT has agreed to indemnify the individual defendants, to the extent permitted by NCT's Certificate of Incorporation and applicable law, for any liabilities (including legal fees) they may incur as a result of the PRG claims against them in this Delaware action. NCT has added Mr. Hammond to the submission of claims for director and officer indemnification insurance coverage by two insurers along with the other previously named individual defendants. On February 25, 2004 and May 5, 2004, the insurers, respectively, initially denied coverage. NCT is considering whether to challenge those initial denials. On February 13, 2004, the defendants filed a motion to dismiss all claims in the amended complaint. On or about March 30, 2004, PRG again amended its complaint, this time to refine and expand some of its claims relating to the alleged mismanagement of the affairs of NCT and its subsidiaries (including DMC). On April 12, 2004, the defendants amended their motion to dismiss to cover these amended allegations. The defendants' amended motion to dismiss is pending. Discovery in the action has begun. NCT and DMC intend, and the individual defendants have told NCT that they intend, to deny and defend against all allegations.

     Reference is made to the company's Annual Report on Form 10-K for the year ended December 31, 2003, for further information regarding the foregoing matter. The company believes there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on the financial position and results of operations.

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

     During the three months ended March 31, 2004, no geographic information for revenue from external customers or for long-lived assets is disclosed, as our primary market and capital investments were concentrated in the United States.

     Reportable segment data for the three months ended March 31, 2004 and March 31, 2003 is as follows (in thousands):




For the three months ended                                                    Reportable  -------- Other ----------        Grand
March 31, 2004:                           Communications  Media    Technology   Segments  Corporate   Consolidating        Total
---------------------------------------   ------------------------------------------------------------------------------------------
License fees and royalties - external     $      84       $  535   $   102      $  721    $     -     $       -            $    721
Other revenue - external                        436           37         -         473          -             -                 473
Other revenue - other operating
     segments                                   305            1         -         306          3          (309)                  -
Net income (loss)                            (2,720)        (926)       70      (3,576)   (12,753)          589             (15,740)



For the three months ended                                                    Reportable  -------- Other ----------        Grand
March 31, 2003:                           Communications  Media    Technology   Segments  Corporate   Consolidating        Total
---------------------------------------   ------------------------------------------------------------------------------------------
License fees and royalties - external     $     170       $  535   $     -      $  705    $     1     $       -            $    706
Other revenue - external                        455           21         -         476          -             -                 476
Other revenue - other operating
     segments                                   275            1         -         276        127          (403)                  -
Net income (loss)                            (2,994)        (800)       31      (3,763)    (3,620)          596              (6,787)



13.  Subsequent Events:

Transactions with Carole Salkind

     On each of April 1, 2004 and April 14, 2004, NCT issued convertible notes to Ms. Salkind, for approximately $0.4 million, as consideration for an aggregate of approximately $0.8 million in cash. The notes are due upon demand and bear interest at 8% per annum. The notes are convertible into shares of NCT common stock at $0.053 per share and $0.0501 per share, respectively, and may be exchanged for shares of common stock of any NCT subsidiary (except Pro Tech) that has an initial public offering (at the initial public offering price thereof). In conjunction with issuance of these notes, five-year warrants were issued to Ms. Salkind to purchase an aggregate of 13.5 million shares of our common stock at exercise prices of $0.053 and $0.0501 per share, respectively. The relative estimated fair value of the warrants will be reflected as original issue discounts and beneficial conversion features to the notes. These will be expensed immediately as interest expense because the term of the notes are upon demand.

     We defaulted on for re-payment of the Carole Salkind convertible notes that matured in April 2004 in aggregate principal amount of $5.8 million. We are currently in negotiation to cure these defaults.

Litigation

Founding Midcore Shareholder Litigation

     On or about April 16, 2004, Jerrold Metcoff and David Wilson brought an action against NCT, its subsidiaries Midcore Software, Inc. and Artera Group, Inc. and its Chairman and Chief Executive Officer Michael Parrella in the Superior Court for the Judicial District of Waterbury, Connecticut. The action arose out of the August 29, 2000 Agreement and Plan of Merger pursuant to which Messrs. Metcoff, Wilson and others sold to NCT 100% of the outstanding shares of a corporation that was merged into and became Midcore Software, Inc. A look-back provision in the agreement provides that NCT issue additional shares of common stock to Messrs. Metcoff and Wilson to guarantee a fixed value to a prior share issuance by NCT that served as partial consideration under the agreement. Under the formula in the agreement, 26,193,025 common shares were to have been issued for the look-back. In addition, the agreement provides for a minimum royalty amount through August 29, 2003, with a payment of cash or shares of common stock by NCT to reach the minimum amount for that date. On September 23, 2003, Messrs. Metcoff and Wilson elected to receive this royalty payment in shares. Under the formula in the agreement, the number of shares to have been issued was 34,166,551. NCT did not issue any of the total of 60,359,576 shares to Messrs. Metcoff or Wilson. After demand for the shares was made, the parties attempted to reach a settlement of this matter, but with no settlement reached, Messrs. Metcoff and Wilson brought this action. The complaint alleges breaches of the August 29, 2000 agreement and related improper acts and omissions, including (i) failure by NCT to issue the look-back and royalty shares; (ii) breach by NCT and Midcore of representations and warranties in or relating to the agreement; (iii) "unjust enrichment" of Artera in its use of intellectual property owned by the entity that became Midcore; (iv) misrepresentations by Mr. Parrella in connection with the agreement and the operation of Midcore since August 29, 2000; (v) tortious interference by Artera and Mr. Parrella with Messrs. Metcoff and Wilson's contractual relations with NCT and Midcore; and (vi) failure by NCT to deliver documents pertaining to resales by Messrs. Metcoff and Wilson of the NCT shares they did receive under the August 29, 2000 agreement. The complaint seeks damages, punitive damages, interest and attorneys' fees, all in unspecified amounts. NCT has agreed to indemnify Mr. Parrella, to the extent permitted by NCT's Certificate of Incorporation and applicable law, for any liabilities (including legal fees) Mr. Parrella may incur as a result of the claims against him in this action. NCT intends to submit the claims against Mr. Parrella to its directors and officers indemnification insurance carrier. NCT intends to defend against all claims against it in the action. Midcore and Artera intend to deny and defend against all claims against them in the action. Mr. Parrella has told NCT that he intends to deny and defend against all claims against him in the action.

Other

     At March 31, 2004,  NCT Hearing  Inc., a wholly  owned  subsidiary  of NCT, owned approximately 82% of the common stock outstanding of Pro Tech Communications, Inc. In April 2004, NCT Hearing converted $0.6 million of its notes receivable due from Pro Tech into 27.8 million shares of Pro Tech common stock. In addition, NCT Hearing transferred approximately 2.0 million shares of its common stock of Pro Tech to outside consultants for consulting services. Also in April, NCT Hearing expanded its existing license with Pro Tech to include patents, patents pending and innovations relating to active noise reduction and noise and echo cancellation and included the right to use NCT Hearing's NoiseBuster(R), Pro Active(R), and ClearSpeech(R) brands. As consideration, NCT Hearing was issued 9.8 million shares of Pro Tech common stock. On April 27, 2004, Pro Tech received notification for conversion of 40 shares, plus accrued dividends, of its series B preferred stock, resulting in the issuance of approximately 2.5 million shares of Pro Tech common stock. At the end of April 2004, NCT Hearing holds approximately 85% of the common stock outstanding of Pro Tech.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004

Caution Concerning Forward-Looking Statements

     This   report   on  Form   10-Q   contains   statements   that   constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of any number of factors, many of which are beyond the control of management. NCT operates in a highly competitive and rapidly changing environment. Our business segments are dependent on our ability to: achieve profitability; achieve a competitive position in design, development, licensing, production and distribution of technologies and applications; produce a cost effective product that will gain acceptance in relevant consumer and other product markets; increase revenue from products; realize funding from technology licensing fees, royalties, product sales, and engineering and development revenue to sustain our current level of operation; introduce, on a timely basis, new products; continue our current level of operations to support the fees associated with our patent portfolio; maintain satisfactory relations with our customers; attract and retain key personnel; maintain and expand our strategic relationships; and protect our know-how, inventions and other secret or unprotected intellectual property. NCT's actual results could differ materially from management's expectations because of changes in these factors. New risk factors may arise and it is not possible for management to predict all of these risk factors, nor can management assess the impact of all of these risk factors on the company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Additional information regarding these factors is contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2003. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

General Business Environment

     NCT's operating revenue is comprised of technology licensing fees and royalties, product sales, advertising revenue and engineering and development services. Please see our discussion of our critical accounting policies below. From time to time, we receive securities or other consideration rather than cash payment from our customers and such other consideration may or may not be realized by us in cash. We do not anticipate that any cash will be realized from the revenue deferred at March 31, 2004 (approximately $2.8 million). Operating revenue for the three months ended March 31, 2004 consisted of approximately 60.4% in technology licensing fees and royalties, 36.9% in product sales and 2.7% in advertising revenue.

     NCT continued its practice of marketing its technology through licensing to third parties for fees, generally by obtaining technology license fees when initiating relationships with new strategic partners, and subsequent royalties. The company has entered into a number of alliances and strategic relationships with established firms for the integration of its technology into products. The speed with which the company can achieve the commercialization of its technology depends, in large part, upon the time taken by these firms and their customers for product testing and their assessment of how best to integrate the company's technology into their products and manufacturing operations. While the company works with these firms on product testing and integration, it is not always able to influence how quickly this process can be completed. Presently, NCT is selling products through several of its licensees, including: Ultra Electronics Ltd. is installing production model aircraft cabin quieting systems in the SAAB 340 turboprop aircraft, Sharp Corporation is incorporating the ClearSpeech(R) adaptive speech filter algorithm into third generation cellular telephones and Oki Electronic Industry Co., Ltd. is integrating the ClearSpeech(R) algorithm into large scale integrated circuits for communications applications.

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

     Management believes that currently available funds will not be sufficient to sustain NCT. Such funds consist of available cash and the funding derived from technology licensing fees, royalties, product sales, advertising and engineering and development revenue. Reducing operating expenses and capital expenditures alone will not be sufficient and continuation as a going concern is dependent upon the level of realization of funding from technology licensing fees, royalties, product sales and engineering and development revenue, all of which are presently uncertain. In the event that anticipated technology licensing fees, royalties, product sales, advertising and engineering and development services are not realized, then management believes additional working capital financing must be obtained. There is no assurance any financing is or would become available. (Refer to "Liquidity and Capital Resources" below and to Note 1 - notes to the condensed consolidated financial statements for further discussion relating to continuity of operations.)

     In 2004, the company entered into certain transactions that provided additional funding. These transactions included the issuance of 8% convertible notes to Carole Salkind. In particular, we have been primarily dependent upon funding from Carole Salkind to maintain our operations. These financing transactions are described in greater detail below under "Liquidity and Capital Resources" (also refer to Note 6 - notes to the condensed consolidated financial statements).

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

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements. Additional information regarding our critical accounting policies and significant accounting policies are contained in our SEC filings, including, without limitation, our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     At March 31, 2004, our deferred revenue aggregated $2.8 million. We do not expect to realize any additional cash in connection with recognizing revenue from our deferred revenue.

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

     Annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, the company tests its goodwill for impairment. The company also recognizes an impairment loss on goodwill acquired upon the acquisition of stock held by minority stockholders of subsidiaries if the subsidiary's minority interest has no carrying value, the subsidiary has a capital deficit and the projected future operating results of the subsidiary are not positive. At December 31, 2003, the company evaluated the goodwill allocated to its Advancel reporting unit, NCT Hearing reporting unit and Midcore/Artera reporting unit and determined no impairment existed. Our next annual evaluation is planned for December 31, 2004. At March 31, 2004, our goodwill, net was $7.2 million.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for each of the quarters ended March 31, 2003 and 2004 was $0.1 million.

     NCT evaluates the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. The company evaluates its intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows. At March 31, 2004, our patent rights and other intangibles, net were $1.2 million.

RESULTS OF OPERATIONS

     Three months ended March 31, 2004 compared to three months ended March 31, 2003.

     Total revenue remained consistent at $1.2 million for the three months ended March 31, 2004 and 2003. Total costs and expenses for the three months ended March 31, 2004 were $16.9 million compared to $8.0 million for the same period in 2003, an increase of $8.9 million, or 111.3%, primarily due to higher non-operating items, particularly interest expense.

     Technology licensing fees and royalties were $0.7 million for the three months ended March 31, 2004 and 2003. An increase in technology licensing fees of $0.1 million related to the cross-release entered into with Infinite Technology Corporation was offset by a decrease in royalties of $0.1 million for the three months ended March 31, 2004 compared to the same period in 2003. Our recognition of license fee revenue for both periods was primarily due to recognition of deferred revenue from the New Transducers Ltd. (NXT) license. At March 31, 2004, our deferred revenue related to NXT was $2.1 million. No additional cash will be realized from our deferred revenue. Our recognition of royalties for the three months ended March 31, 2004 was primarily due to Sharp and for the same period in 2003 was primarily due to Oki.

     For the three months ended March 31, 2004, product sales were $0.4 million compared to $0.5 million for three months ended March 31, 2003, a decrease of $0.1 million, or 20.0%. The decrease was primarily due to a decrease of $0.1 million in NCT Hearing product sales primarily due to decreased demand in the fast food market. NCT Hearing products comprise approximately $0.3 million, or 60.8%, of our product sales for the three months ended March 31, 2004; communication products comprise approximately $0.1 million, or 24.3%.

     Advertising revenue was $32,000 for the three months ended March 31, 2004 compared to $10,000 for the same period in 2003. Advertising revenue is derived from the sale of audio and visual advertising in the Sight & Sound(R) locations. Although constrained by our limited cash resources, we anticipate increasing revenue from the Sight & Sound(R) locations in health venues. For each of the three months ended March 31, 2004 and 2003, revenue from health venues was 100% of total advertising revenue recognized.

     For the three months ended March 31, 2004, selling, general and administrative expenses totaled $2.1 million as compared to $3.6 million for the three months ended March 31, 2003, a decrease of $1.5 million, or 41.7%. This decrease was due primarily to: (i) a $1.1 million decrease in consulting expense primarily due to the decreased non-cash charges from the issuance of warrants and options; (ii) a $0.3 million decrease in royalty expense and (iii) a $0.1 million decrease in legal and patent expenses.

     For the three months ended March 31, 2004, research and development expenditures totaled $1.1 million as compared to $0.9 million for the three months ended March 31, 2003, an increase of $0.2 million, or 22.2%. This increase was due primarily to: (i) a $0.1 million increase in Artera Turbo development and (ii) a $0.1 million increase related to the cross-release entered into with Infinite Technology Corporation. Our research and development efforts during the three months ended March 31, 2004 included development of other components of our Artera Turbo subscription service, particularly with respect to developments for the enterprise market version of Artera Turbo.

     Total costs and expenses include non-cash expenditures of $13.7 million in the three months ended March 31, 2004 and $3.9 million in the three months ended March 31, 2003. These expenditures included: (i) depreciation and amortization of $0.1 million in the three months ended March 31, 2004 and $0.2 million in the same period in 2003; (ii) interest expense of $12.3 million in the three months ended March 31, 2004 and $2.9 million during the same period in 2003; (iii) default penalties on debt of $1.1 million in the three months ended March 31, 2004 and $0.1 million during the same period in 2003; and (iv) finance costs of $0.2 million associated with non-registration of common shares underlying convertible notes in the three months ended March 31, 2004 and $0.7 million during the same period in 2003. The increase in interest expense is attributable to the immediate expensing of the relative fair value of warrants allocated to the related debt that is due upon demand. Interest expense for the three months ended March 31, 2004 includes amortization of original issue discounts of $5.4 million; amortization of beneficial conversion features in convertible debt of $5.9 million, and interest on convertible debt issued by the company of $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     NCT has experienced substantial losses from operations since its inception, which have been recurring and amounted to $305.6 million on a cumulative basis through March 31, 2004. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

o    the sale of our and our subsidiaries' common stock;
o the sale of our and our subsidiaries' preferred stock convertible into common stock;
o    issuance of our and our subsidiaries' convertible debt;
o    technology licensing fees;
o    royalties;
o    product sales;
o    advertising revenue; and
o    engineering and development services.

     We believe our internally generated funds are insufficient to meet our short-term and long-term requirements. Such funds consist of available cash and the funding derived from our revenue sources: technology licensing fees and royalties, product sales, advertising and engineering development services. Reducing operating expenses and capital expenditures alone may not be sufficient, and continuation as a going concern is dependent upon the level of funding realized from our revenue sources, all of which are presently uncertain. In the event that funding from our revenue is not realized as planned, then management believes additional working capital financing must be obtained through the private placement or public offering of additional equity of NCT or its subsidiaries in the form of common stock, convertible preferred stock and/or convertible debt. Proceeds from sales of our subsidiaries' securities are used for the benefit of the issuing subsidiary, and there are generally contractual restrictions to that effect. There is no assurance any financing is or would become available.

     In the event that external financing is not available or timely, NCT would have to substantially reduce its level of operations. These reductions could have an adverse effect on NCT's relationships with its customers and suppliers. Uncertainty exists with respect to the adequacy of current funds to support NCT's activities until positive cash flow from operations can be achieved and with respect to the availability of financing from other sources to fund any cash deficiencies. These uncertainties raise substantial doubt at March 31, 2004 about NCT's ability to continue as a going concern.

     We recently entered into financing transactions because internally generated funding sources were insufficient to maintain our operations. Such financing transactions entered into by NCT to fund its business pursuits during the three months ended March 31, 2004 are described in the notes to the condensed consolidated financial statements. In 2004, we have continued to be primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Carole Salkind will continue to provide funds to NCT. Our belief that funding from her will continue is based primarily upon her continued funding of NCT during 2002, 2003 and 2004 despite NCT's failure to repay her notes as the notes matured. However, we have no legally binding assurance that Ms. Salkind will continue to funding NCT in the short-term or that the amount, timing and duration of the funding from her will be adequate to sustain our business operations.

     At March 31, 2004, the company's cash and cash equivalents aggregated $0.7 million. NCT's working capital deficit was $69.1 million at March 31, 2004, compared to a deficit of $60.8 million at December 31, 2003, an $8.3 million increase in working capital deficit. Our current assets were approximately $2.0 million at March 31, 2004 compared to approximately $2.1 million at December 31, 2003. The decline in current assets was primarily due to the decrease in our cash and cash equivalents balance of approximately $0.2 million. Excluding the cash and cash equivalents balances, the mix of our assets included in current assets changed only slightly. Our current liabilities were approximately $71.1 million at March 31, 2004 compared to approximately $62.9 million at December 31, 2003. The increase in current liabilities was primarily due to the issuance and rollover of convertible notes to Carole Salkind of $6.1 million (net of discounts) and an increase in accounts payable of $1.0 million. NCT is in default of $3.3 million of its notes payable and $7.0 million of its convertible notes at March 31, 2004 and is subject to a judgment of approximately $2.1 million. The following table summarizes our indebtedness in default at March 31, 2004.


(in millions)
                                                     New            Defaults
                              Indebtedness        Defaults            Cured        Indebtedness
                               In Default          during            during         In Default
Notes Payable:                 12/31/03          the Period        the Period        03/31/04
                             --------------     -------------     -------------   --------------
Obligation to prior owner
  of Web Factory             $         2.7 (a)  $        0.1 (c)  $         -     $         2.8 (a)
Former Employee / Other                0.5 (a)             -                -               0.5 (a)
                             --------------     -------------     -------------   --------------
  Subtotal                   $         3.2      $        0.1      $         -     $         3.3
                             --------------     -------------     -------------   --------------

Convertible Notes Payable:
Carole Salkind Notes         $           -      $      11.2       $      (8.3)    $         2.9 (a)
8% Notes                               1.0 (b)          0.6                 -               1.6 (a,b)
6% Notes                               2.5 (a)            -                 -               2.5 (a)
                             --------------     -------------     -------------   --------------
  Subtotal                   $         3.5      $      11.8       $      (8.3)    $         7.0
                             --------------     -------------     -------------   --------------
Grand Total                  $         6.7      $      11.9       $      (8.3)    $        10.3
                             ==============     =============     =============   ==============

Footnotes:
----------
(a) Default due to non-payment.
(b) Default due to cross default provision (default on other debt).
(c) Foreign exchange rate fluctuations

     Net cash used in operating activities for the three months ended March 31, 2004 was $1.6 million primarily due to funding the 2004 net loss of $15.7 million, as adjusted to reconcile to net cash.

     Our deferred revenue balance at March 31, 2004 was $2.8 million, primarily attributed to NXT. No additional cash will be realized from our deferred revenue balance. Our NXT deferred revenue balance originated at the value of the securities received from our licensee, which was not realized in cash because the value of the underlying securities declined before we sold such securities.

     Net cash used in investing activities was less than $0.1 million for the three-month period ended March 31, 2004 due to purchase of capital equipment.

     At each of March 31, 2004 and December 31, 2003, the company's available-for-sale securities had approximate fair market values of less than $0.1 million. These securities represent investments in technology companies and, accordingly, the fair market values of these securities are subject to substantial price volatility. In addition, the realizable value of these securities is subject to market and other conditions.

     Net cash provided by financing activities was $1.4 million for the three-month period ended March 31, 2004 and was primarily due to the issuance and sale of convertible notes to Ms. Salkind.

     At March 31, 2004, the company's short-term debt was $41.7 million, shown net of discounts of approximately $2.0 million on the condensed consolidated balance sheet, compared to $35.5 million of short-term debt, net at December 31, 2003. The cash proceeds from debt issued in 2004 were primarily used for general corporate purposes.

     During the three months ended March 31, 2004, NCT issued an aggregate of $11.2 million of convertible notes to Carole Salkind, as consideration for $1.4 million of cash and the rollover of $8.3 million in principal of matured convertible notes along with $0.7 million of interest, and $0.8 million of default penalties (10% of the principal in default).

     As of March 31, 2004, we are in default (primarily from non-payment) on $10.3 million of our indebtedness, including $3.3 million of notes payable and $7.0 million of convertible notes (refer to Notes 5 and 6 - notes to the condensed consolidated financial statements for disclosure of material defaults). NCT expects that from time to time outstanding short-term debt may be replaced with new short- or long-term borrowings. Although we believe that we can continue to access the capital markets in 2004 on acceptable terms and conditions, its flexibility with regard to long-term financing activity could be limited by: (i) the liquidity of our common stock on the open market; (ii) our current level of short-term debt; and (iii) our credit ratings. In addition, many of the factors that affect NCT's ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of NCT's control. There can be no assurances that NCT will continue to have access to the capital markets on favorable terms.

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

     At March 31, 2004, we have a reasonable expectation of installing our Sight & Sound(R) system within additional Barnes & Noble College Bookstores. At March 31, 2004, we have 33 of the approximately 400 Barnes &

Noble College Bookstores operating our Sight & Sound(R) system, and as negotiated and as our capital resources allow, may install the Sight & Sound(R) system in additional stores. Our average cost for outfitting a store is approximately $18,000. We have not identified the source of funding to proceed with these installations. We have no assurance that sufficient capital will become available.

     At March 31, 2004, in connection with the proposed release of a new product, we anticipate incurring approximately $0.1 million in tooling costs payable as follows: one-third at inception with the remainder based upon unit production, not to exceed eighteen months.

     Other than the above-mentioned expenditures, there were no material commitments for capital expenditures as of March 31, 2004, and no material commitments are anticipated in the near future.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     NCT's principal executive officer and its principal financial officer, based on their evaluation of the company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that the company's disclosure controls and procedures are effective for ensuring that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal controls

     There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     For a discussion  of our legal  proceedings,  see Note 11 - Litigation  and
Note 13 - Subsequent Events included in the notes to the condensed consolidated financial statements herein.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities by NCT Group, Inc. and its Subsidiaries
-------------------------------------------------------------------------------

     The table below identifies the unregistered sales of our securities to purchasers from January 1, 2004 through March 31, 2004, as well as the amount and nature of the consideration paid by each purchaser. The issuance of these securities, except as otherwise indicated, was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as a sale by an issuer not involving a public offering.


------------------------------------------------------ ----------------------------------- --------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
Date of Sale    Amount and Type                        Name of Person/Entity to whom       Aggregate Amount and Type
                                                       securities were sold
--------------- -------------------------------------- ----------------------------------- --------------------------------
      02/13/04  NCT Convertible Note ($425,000.00      Carole Salkind                      $425,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      02/13/04  Warrant for 6,750,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.050
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      03/05/04  NCT Convertible Note ($410,000.00      Carole Salkind                      $410,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      03/05/04  Warrant for 6,750,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.049
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      03/15/04  NCT Convertible Note ($6,171,275.69    Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $450,000, $2,747,634.92,
                                                                                           $350,000, $410,000, $414,480.93,
                                                                                           $414,750.19 and $410,000
                                                                                           convertible notes dated
                                                                                           01/15/03, 01/23/03, 01/30/03,
                                                                                           07/14/03, 07/14/03, 07/28/03
                                                                                           and 07/28/03 along with accrued
                                                                                           interest and default penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      03/15/04  Warrant for 96,500,000 shares of NCT   Carole Salkind                      Exercisable for cash at $0.047
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      03/15/04  NCT Convertible Note ($3,606,526.83    Carole Salkind                      Cancellation and surrender of
                principal amount)                                                          $1,252,592.41, $622,529.18,
                                                                                           $425,000, $414,884.82 and
                                                                                           $375,000 convertible notes dated
                                                                                           02/11/03, 08/07/03, 08/18/03,
                                                                                           08/28/03, and 08/28/03 along
                                                                                           with accrued interest and
                                                                                           default penalty
--------------- -------------------------------------- ----------------------------------- --------------------------------
      03/15/04  Warrant for 56,500,000 shares of NCT   Carole Salkind                      Exercisable for cash at $0.047
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------
      03/15/04  NCT Convertible Note ($410,000.00      Carole Salkind                      $410,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      03/15/04  Warrant for 6,750,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.047
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------



------------------------------------------------------ ----------------------------------- --------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
Date of Sale    Amount and Type                        Name of Person/Entity to whom       Aggregate Amount and Type
                                                       securities were sold
--------------- -------------------------------------- ----------------------------------- --------------------------------
      03/15/04  NCT Convertible Note ($180,000.00      Carole Salkind                      $180,000 in cash
                principal amount)
--------------- -------------------------------------- ----------------------------------- --------------------------------
      03/15/04  Warrant for 5,000,000 shares of NCT    Carole Salkind                      Exercisable for cash at $0.047
                common stock                                                               per share
--------------- -------------------------------------- ----------------------------------- --------------------------------


ITEM 5.   OTHER INFORMATION

     NCT did not have an annual meeting of shareholders during 2002 or 2003. We intend to hold a shareholder meeting during the second half of 2004.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

 (a)      Exhibits:

4(a) Warrant dated February 13, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.05 per share, incorporated by reference to Exhibit 4(dk) of the company's Annual Report on Form 10-K for the year ended December 31, 2003, filed April 8, 2004.

4(b) Warrant dated March 5, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.049 per share, incorporated by reference to Exhibit 4(dl) of NCT's Pre-Effective Amendment No. 10 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 7, 2004.

4(c) Warrant dated March 15, 2004 issued to Carole Salkind for the purchase of 96,500,000 shares of NCT common stock at a purchase price of $0.047 per share, incorporated by reference to Exhibit 4(dm) of NCT's Pre-Effective Amendment No. 10 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 7, 2004.

4(d) Warrant dated March 15, 2004 issued to Carole Salkind for the purchase of 56,500,000 shares of NCT common stock at a purchase price of $0.047 per share, incorporated by reference to Exhibit 4(dn) of NCT's Pre-Effective Amendment No. 10 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 7, 2004.

4(e) Warrant dated March 15, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.047 per share, incorporated by reference to Exhibit 4(do) of NCT's Pre-Effective Amendment No. 10 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 7, 2004.

4(f) Warrant dated March 15, 2004 issued to Carole Salkind for the purchase of 5,000,000 shares of NCT common stock at a purchase price of $0.047 per share, incorporated by reference to Exhibit 4(dp) of NCT's Pre-Effective Amendment No. 10 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 7, 2004.

4(g) Warrant dated April 1, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.053 per share.

4(h) Warrant dated April 14, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0501 per share.

10(a) Secured Convertible Demand Note in principal amount of $425,000.00 dated February 13, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(dy) of the company's Annual Report on Form 10-K for the year ended December 31, 2003, filed April 8, 2004.

10(b) Secured Convertible Demand Note in principal amount of $410,000.00 dated March 5, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(dz) of NCT's Pre-Effective Amendment No. 10 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 7, 2004.

10(c) Secured Convertible Demand Note in principal amount of $6,171,275.69 dated March 15, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ea) of NCT's Pre-Effective Amendment No. 10 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 7, 2004.

10(d) Secured Convertible Demand Note in principal amount of $3,606,526.83 dated March 15, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(eb) of NCT's Pre-Effective Amendment No. 10 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 7, 2004.

10(e) Secured Convertible Demand Note in principal amount of $410,000.00 dated March 15, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ec) of NCT's Pre-Effective Amendment No. 10 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 7, 2004.

10(f) Secured Convertible Demand Note in principal amount of $180,000.00 dated March 15, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ed) of NCT's Pre-Effective Amendment No. 10 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 7, 2004.

10(g) Cross-release Agreement dated March 31, 2004 among the company, Advancel Logic Corporation and Infinite Technology Corporation, incorporated by reference to Exhibit 10(ef) of NCT's Pre-Effective Amendment No. 10 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 7, 2004.

10(h) Secured Convertible Demand Note in principal amount of $410,000.00 dated April 1, 2004 issued by the company to Carole Salkind.

10(i) Secured Convertible Demand Note in principal amount of $400,000.00 dated April 14, 2004 issued by the company to Carole Salkind.

31(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2004.

31(b) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the quarterly period ended March 31, 2004.

32(a) Certification of Form 10-Q for the quarterly period ended March 31, 2004 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------------

  (b)     Reports filed on Form 8-K:

          On March 22, 2004, the company filed a report on Form 8-K disclosing the press release relating to the introduction by Avaya Global Services, a subsidiary of Avaya Inc., of their software-based managed service incorporating technology of our subsidiary, Artera Group, Inc.

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


Dated: May 17, 2004