Form 10-Q
period 2004-06-30
NCT GROUP INC
filed 2004-08-17
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      June 30, 2004
                                    -------------

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


The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of August 12, 2004, was 641,970,392.

                                Table of Contents

                                                                                                    Page

Part I   Financial Information
Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets at December 31, 2003 and June 30,
           2004 (Unaudited)                                                                          3
         Condensed Consolidated Statements of Operations (Unaudited) and Condensed
           Consolidated Statements of Comprehensive Loss (Unaudited) for the Three
           and Six Months Ended June 30, 2003 and 2004                                               4
         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six
           Months Ended June 30, 2003 and 2004                                                       5
         Notes to the Condensed Consolidated Financial Statements (Unaudited)                        6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                            24
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                 32
Item 4.  Controls and Procedures                                                                    32

Part II  Other Information

Item 1.  Legal Proceedings                                                                          33
Item 2.  Changes in Securities and Use of Proceeds                                                  33
Item 6.  Exhibits and Reports on Form 8-K                                                           35
Signatures                                                                                          40

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Notes 1 and 6)

                                                                                        (in thousands, except share data)
                                                                                          December 31,          June 30,
                                                                                              2003                2004
                                                                                        ------------------   ------------------
ASSETS                                                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                                             $          988       $         789
  Investment in available-for-sale marketable securities                                            49                  50
  Accounts receivable, net                                                                         255                 514
  Inventories, net                                                                                 509                 484
  Other current assets (includes $138 and $24, respectively, due from officers)                    310                 128
                                                                                        ------------------   ------------------
      Total current assets                                                                       2,111               1,965

Property and equipment, net                                                                        641                 581
Goodwill, net                                                                                    7,184               7,184
Patent rights and other intangibles, net                                                         1,223               1,146
Other assets                                                                                     1,616                 137
                                                                                        ------------------   ------------------
                                                                                        $       12,775       $      11,013
                                                                                        ==================   ==================
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                      $        2,905       $       3,299
  Accrued expenses  (includes $1,128 and $3,491, respectively, related parties)                 13,799              17,640
  Notes payable                                                                                  3,403               3,368
  Related party convertible notes (due to a stockholder)                                        28,650              32,338
  Current maturities of convertible notes                                                        3,438               3,685
  Deferred revenue                                                                               2,763               2,251
  Shares of subsidiary subject to exchange into a variable number of shares                        742                 699
  Other current liabilities                                                                      7,227               6,997
                                                                                        ------------------   ------------------
      Total current liabilities                                                                 62,927              70,277
                                                                                        ------------------   ------------------
Long-term liabilities:
  Deferred revenue                                                                                 535                   -
  Convertible notes                                                                                675                 440
  Other liabilities                                                                              1,536                  82
                                                                                        ------------------   ------------------
      Total long-term liabilities                                                                2,746                 522
                                                                                        ------------------   ------------------
Commitments and contingencies

Minority interest in consolidated subsidiaries                                                   8,313               8,478
                                                                                        ------------------   ------------------
Capital deficit:
Preferred stock, $.10 par value, 10,000,000 shares authorized:
  Convertible series H preferred stock, issued and outstanding, 1,725 and
    1,752 shares, respectively; (redemption amount $20,700,000 and
    $20,929,500, respectively; liquidation amount $18,300,822 and $18,916,386,                  18,301              18,851
    respectively)
Common stock, $.01 par value, authorized 645,000,000 shares:
  issued and outstanding, 641,970,392 shares                                                     6,420               6,420
Additional paid-in capital                                                                     205,102             223,326
Accumulated other comprehensive loss                                                            (1,170)             (1,209)
Accumulated deficit                                                                           (289,864)           (315,652)
Common shares payable, 3,029,608 shares                                                              -                   -
                                                                                        ------------------   ------------------
      Total capital deficit                                                                    (61,211)            (68,264)
                                                                                        ------------------   ------------------
                                                                                        $       12,775       $      11,013
                                                                                        ==================   ==================
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)

                                                                                   (in thousands, except per share amounts)
                                                                          Three months ended June 30,      Six months ended June 30,
                                                                    --------------------------------   -----------------------------
                                                                          2003              2004           2003            2004
                                                                    -------------      -------------   -------------    ------------
REVENUE:
  Technology licensing fees and royalties                             $      605         $      962      $    1,311       $   1,683
  Product sales, net                                                         409                442             876             883
  Advertising                                                                 11                 36              20              68
  Engineering and development services                                        25                  -              25               -
                                                                    -------------      -------------   -------------    ------------
         Total revenue                                                     1,050              1,440           2,232           2,634
                                                                    -------------      -------------   -------------    ------------
COSTS AND EXPENSES:
  Cost of product sales                                                      180                200             388             439
  Cost of advertising                                                          1                  4               4               8
  Selling, general and administrative (includes $1,564, $45, $2,814,
    and $90, respectively, related party consulting expenses)              3,470              2,158           7,042           4,246
  Research and development                                                   903              1,100           1,832           2,170
  Other operating income                                                     -                    -             (22)              -
                                                                    -------------      -------------   -------------    ------------
         Total operating costs and expenses                                4,554              3,462           9,244           6,863
Non-operating items:
  Other expense, net (includes related party expenses
    of $354, $2,266, $472 and $3,382, respectively)                        1,019              2,632           1,431           3,879
  Interest expense, net (includes related party expenses
    of $2,436, $5,148, $4,776 and $17,225, respectively)                   3,382              5,394           6,249          17,680
                                                                    -------------      -------------   -------------    ------------
         Total costs and expenses                                          8,955             11,488          16,924          28,422
                                                                    -------------      -------------   -------------    ------------
NET LOSS                                                              $   (7,905)        $  (10,048)     $  (14,692)      $ (25,788)

Less:    Preferred stock dividends                                           269                256             533             511
         Beneficial conversion feature                                         -                104               -             104
         Non-registration charges                                            556                146           1,255             292
         Non-conversion/exchange charges                                       -              1,702               -           1,702
                                                                    -------------      -------------   -------------    ------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                              $   (8,730)        $  (12,256)     $  (16,480)      $ (28,397)
                                                                    =============      =============   =============    ============
Basic and diluted loss per share attributable to
  common stockholders                                                 $    (0.02)        $    (0.02)     $    (0.03)      $   (0.04)
                                                                    =============      =============   =============    ============
Weighted average common shares outstanding -
   basic and diluted                                                     523,993            645,000         518,841         645,000
                                                                    =============      =============   =============    ============

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

                                                                                                 (in thousands)
                                                                            Three months ended June 30,    Six months ended June 30,
                                                                            ---------------------------    -------------------------
                                                                               2003            2004           2003           2004
                                                                            ------------   ------------    -----------    ----------
NET LOSS                                                                    $ (7,905)      $(10,048)        $ (14,692)    $ (25,778)
Other comprehensive income (loss):
  Currency translation adjustment                                                (10)            63                (4)         (104)
  Unrealized loss on marketable securities/Adjustment of unrealized loss         (10)            39                (9)           65
                                                                            ------------   ------------    -----------    ----------
COMPREHENSIVE LOSS                                                          $ (7,925)      $ (9,946)        $ (14,705)    $ (25,827)
                                                                            ============   ============    ===========    ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 3)
(Unaudited)

                                                                                                       (in thousands)
                                                                                                 Six months ended June 30,
                                                                                         -------------------------------------------
                                                                                                  2003                   2004
                                                                                         --------------------   --------------------
Cash flows from operating activities:
  Net loss                                                                               $        (14,692)      $        (25,788)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                     451                    200
    Common stock, warrants and options issued as consideration for:
       Operating expenses (includes $2,770 and zero of related party consulting,                    2,851                     64
        respectively)
    Common stock of subsidiary conveyed as consideration for operating expenses                         -                     46
    Provision for inventory                                                                           (89)                   (38)
    Provision for doubtful accounts and uncollectible amounts                                           -                     88
    Loss on disposition of fixed assets                                                                 33                     1
    Finance costs associated with non-registration of common shares                                 1,418                    349
    Finance costs associated with non-conversion or exchange for common shares                          -                    103
    Preferred stock dividends as interest                                                               -                     11
    Default penalty on notes (related party)                                                          472                  3,382
    Amortization of discounts on notes (includes $2,099 and $7,381,
      respectively, with related parties)                                                           2,731                  7,381
    Amortization of beneficial conversion feature on convertible notes (includes
      $1,807 and $8,213, respectively, with related parties)                                        1,887                  8,224
    Realized loss on available-for-sale securities                                                      -                     77
    Settlement of debt                                                                               (231)                     -
    Changes in operating assets and liabilities, net of acquisitions:
        Increase in accounts receivable                                                               (26)                  (248)
        Decrease in inventories                                                                       194                     63
        Decrease in other assets                                                                       85                    174
        Increase in accounts payable and accrued expenses                                             192                  2,631
        Decrease in other liabilities and deferred revenue                                           (599)                (1,065)
                                                                                         --------------------   --------------------
    Net cash used in operating activities                                                $         (5,323)      $         (4,345)
                                                                                         --------------------   --------------------
Cash flows from investing activities:
    Capital expenditures                                                                 $           (120)      $            (63)
                                                                                         --------------------   --------------------
    Net cash used in investing activities                                                $           (120)      $            (63)
                                                                                         --------------------   --------------------
Cash flows from financing activities:
    Proceeds from:
      Convertible notes and notes payable, net                                           $          5,410       $          4,260
      Repayment of notes                                                                             (273)                   (53)
                                                                                         --------------------   --------------------
    Net cash provided by financing activities                                            $          5,137       $          4,207
                                                                                         --------------------   --------------------
Effect of exchange rate changes on cash                                                  $             (4)      $              2
                                                                                         --------------------   --------------------
Net decrease in cash and cash equivalents                                                            (310)                  (199)
Cash and cash equivalents - beginning of period                                                       806                    988
                                                                                         --------------------   --------------------
Cash and cash equivalents - end of period                                                $            496       $            789
                                                                                         ====================   ====================
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, "NCT" (which may be referred to as the "company," "we," "our" or "us") means NCT Group, Inc. or NCT Group, Inc. and its subsidiaries, as the context requires. The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 contained in the company's Annual Report on Form 10-K.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     NCT has experienced substantial losses from operations since its inception which cumulatively amounted to $315.7 million through June 30, 2004. Cash and cash equivalents amounted to $0.8 million at June 30, 2004, decreasing from $1.0 million at December 31, 2003. A working capital deficit of $68.3 million existed at June 30, 2004. NCT was in default of $3.2 million of its notes payable and $4.5 million of its convertible notes at June 30, 2004 and was subject to a judgment of approximately $2.1 million (excluding accrued interest at 10%). Our management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenue derived from technology licensing fees and royalties and product sales. NCT's ability to continue as a going concern is substantially dependent upon future levels of funding from its revenue sources, which are currently uncertain. If NCT is unable to generate sufficient revenue to sustain its current level of operations and to execute its business plan, NCT will need to obtain additional financing to maintain its current level of operations. We are attempting to obtain additional working capital through debt and equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on NCT, including causing a substantial reduction in the level of its operations. These reductions, in turn, could have a material adverse effect on NCT's relationships with its licensees, customers and suppliers.

     The accompanying condensed consolidated financial statements have been prepared assuming that NCT will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. NCT's ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at June 30, 2004 about NCT's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should NCT be unable to continue as a going concern.

2.   Stock-Based Compensation:

     We have elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure." Accordingly, we account for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss attributable to common stockholders, as options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. On March 17, 2004, we granted options under the 2001 Stock and Incentive Plan (2001 Plan) to purchase an aggregate of 29,010,000 shares of our common stock at an exercise price of $0.048 (see Note 9). Of these grants, 27,010,000 were granted to officers, directors and employees. At June 30, 2004, the company has options outstanding under its 1992 Stock Incentive Plan and 2001 Plan. In addition, options are outstanding that have been granted outside of stockholder approved stock-based compensation plans (non-plan). The following table illustrates the effect on net loss attributable to common stockholders and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS 148, to stock-based employee compensation.

     (in thousands, except per share amounts)


                                                            Three months ended June 30,        Six months ended June 30,
                                                           -------------------------------   ------------------------------
                                                                2003             2004             2003            2004
                                                           --------------   --------------   --------------   -------------
Net loss attributable to common stockholders               $     (8,730)    $    (12,256)    $   (16,480)     $   (28,397)
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                 (67)            (450)           (135)            (902)
                                                           --------------   --------------   --------------   -------------
Pro forma net loss attributable to common stockholders     $     (8,797)    $    (12,706)    $   (16,615)     $   (29,299)
                                                           ==============   ==============   ==============   =============
Net loss per common share (basic and diluted):
  As reported                                              $      (0.02)    $      (0.02)    $     (0.03)     $     (0.04)
                                                           ==============   ==============   ==============   =============
  Pro forma                                                $      (0.02)    $      (0.02)    $     (0.03)     $     (0.05)
                                                           ==============   ==============   ==============   =============

     Since the options granted vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three and six months ended June 30, 2003 and 2004, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

3.   Other Financial Data:

Balance Sheet Items

     Investments in marketable securities include available-for-sale securities at market value. The following table displays the market value, cost basis, and realized/unrealized gain (loss) of NCT's available-for-sale securities (in thousands):


                       Adjusted                     Market                                 Adjustment                    Market
                      Cost Basis    Unrealized      Value                   Unrealized   of Unrealized     Realized       Value
                       01/01/03     Gain (Loss)   12/31/03   Additions        Gain           Loss            Loss        06/30/04
                     ------------  ------------  ----------  -----------    -----------  --------------  -----------  --------------
Available-for-sale:
  ITC                $      94     $     (56)    $     38    $      13  (a) $       -    $      56       $    (77)    $     30
  Teltran                    8             3           11           -               9            -              -           20
                     ------------  ------------  ----------  -----------    -----------  --------------  -----------  --------------
    Totals           $     102     $     (53)    $     49    $      13      $       9    $      56       $    (77)    $     50
                     ============  ============  ==========  ===========    ===========  ==============  ===========  ==============

Footnote:
--------

     (a) Represents shares previously classified as "Other assets" valued at $5.00 per share as such shares were, by contract, available to offset an amount due to Infinite Technology Corporation (ITC). As a result of the cross-release entered into on March 31, 2004 (see below), NCT was released from the amount due and these shares were reclassified as marketable securities at their market value at that date.

     We review declines in the value of our investment portfolio when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. We consider all available evidence to evaluate the realizable value of our investments and to determine whether the decline in realizable value may be other-than-temporary. During the three and six months ended June 30, 2004, we recognized an other-than-temporary decline of approximately $0.1 million.

          Accounts receivable comprise the following (in thousands):

                                                    December 31,      June 30,
                                                        2003            2004
                                                    ------------     -----------
Technology license fees and royalties               $       278      $      485
Joint ventures and affiliates                                34              34
Other receivables                                           284             324
                                                    ------------     -----------
                                                    $       596      $      843
Allowance for doubtful accounts                            (341)           (329)
                                                    ------------     -----------
  Accounts receivable, net                          $       255      $      514
                                                    ============     ===========


          Inventories comprise the following (in thousands):

                                                    December 31,      June 30,
                                                        2003            2004
                                                    ------------     -----------
Finished goods                                      $       588      $      516
Components                                                  203             212
                                                    ------------     -----------
                                                    $       791      $      728
Reserve for obsolete and slow moving inventory             (282)           (244)
                                                    ------------     -----------
  Inventories, net                                  $       509      $      484
                                                    ============     ===========


          Other current assets comprise the following (in thousands):

                                                    December 31,      June 30,
                                                       2003             2004
                                                    ------------     -----------
Notes receivable                                    $     1,000      $    1,000
Due from officers (Note 10)                                 138               -
Due from former officer (Note 10)                             -             124
Other                                                       172             104
                                                    ------------     -----------
                                                    $     1,310      $    1,228
Reserve for uncollectible amounts (Note 10)              (1,000)         (1,100)
                                                    ------------     -----------
  Other current assets                              $       310      $       128
                                                    ============     ===========


          Other assets (long-term) comprise the following (in thousands):

                                                    December 31,      June 30,
                                                       2003             2004
                                                    ------------     -----------

Marketable ITC securities (a)                       $     1,320      $        -
Advances and deposits                                        73              73
Deferred charges                                            223              64
                                                    ------------     -----------
  Other assets (classified as long term)            $     1,616      $      137
                                                    ============     ===========

Footnote:
--------

     (a) Valued at agreed amount of $5.00 per share returnable to ITC in settlement of an obligation at December 31, 2003. The market value of these shares at December 31, 2003, if they had not been returnable in settlement of the obligation, would have been less than $0.1 million.

     On March 31, 2004, ITC, Advancel and NCT entered into a cross-release agreement that released the parties from any and all claims, through the date of the cross-release, under prior agreements and acknowledged our ownership of ITC common stock. The agreement resulted in the elimination of $1.4 million as an obligation of Advancel and the reduction in the carrying amount of the ITC common stock to its fair value (see other liabilities below). The effects of such release were a decrease in liabilities and other assets of $1.4 million and $1.3 million, respectively, and an increase in paid-in capital of $0.1 million.

     Property and equipment comprise the following (in thousands):

                                                    December 31,       June 30,
                                                       2003              2004
                                                    ------------     -----------
Machinery and equipment                             $     1,210      $    1,271
Furniture and fixtures                                      622             576
Leasehold improvements                                      392             391
Tooling                                                     632             495
Other                                                       429             429
                                                    ------------     -----------
                                                    $     3,285      $    3,162
Accumulated depreciation                                 (2,644)         (2,581)
                                                    ------------     -----------
  Property and equipment, net                       $       641      $      581
                                                    ============     ===========

     Depreciation expense for each of the six months ended June 30, 2003 and 2004 was approximately $0.1 million.


     Accrued expenses comprise the following (in thousands):

                                                    December 31,       June 30,
                                                       2003              2004
                                                    ------------     -----------
Non-registration fees                               $     3,147      $    3,788
Interest                                                  1,484           1,913
Interest due to a related party                             818             694
Judgments                                                 2,072           2,066
Non-conversion fees due to a related party                    -           1,531
Non-exchange fees                                             -             274
Default penalties due to a related party                      -             866
Consulting fees due to a related party                      310             400
Other                                                     5,968           6,108
                                                    ------------     -----------
  Accrued Expenses                                  $    13,799      $    17,640
                                                    ============     ===========


     Deferred revenue comprise the following (in thousands):

                                                    December 31,       June 30,
                                                       2003             2004
                                                    ------------     -----------
New Transducers Ltd.                                $     2,675      $    1,605
Other                                                       623             646
                                                    ------------     -----------
                                                    $     3,298      $    2,251
Less: amount classified as current                       (2,763)         (2,251)
                                                    ------------     -----------
  Deferred revenue (classified as long term)        $       535      $        -
                                                    ============     ===========

     As of June 30, 2004, we do not expect to realize any additional cash from revenue that has been deferred.

     Other current liabilities comprise the following (in thousands):

                                                    December 31,       June 30,
                                                       2003              2004
                                                    ------------     -----------
License reacquisition payable                       $     4,000      $    4,000
Development fee payable                                     650             650
Royalty payable                                           1,679           1,679
Due to selling shareholders of Theater Radio Network        557             557
Due to Lernout & Hauspie                                    100             100
Advance by investor                                         230               -
Other                                                        11              11
                                                    ------------     -----------
  Other current liabilities                         $     7,227      $    6,997
                                                    ============     ===========


     Other liabilities (long-term) comprise the following (in thousands):

                                                    December 31,       June 30,
                                                       2003              2004
                                                    ------------     -----------
Due to ITC (a)                                      $     1,422      $        -
Other                                                       114              82
                                                    ------------     -----------
  Other liabilities (classified as long term)       $     1,536      $       82
                                                    ============     ===========

Footnote:
---------
     (a) Refer to the discussion of ITC cross-release agreement under other assets (long-term) above.

Statements of Operations Information

Other operating income consisted of the following:

                                                                                       (in thousands)
                                                                Three months ended June 30,        Six months ended June 30,
                                                            --------------------------------    ---------------------------------
                                                                2003              2004              2003               2004
                                                            --------------   ---------------    --------------    ---------------
  Settlement of accounts payable                            $           -    $            -     $         (18)    $            -
  Other                                                                 -                 -                (4)                 -
                                                            --------------   ---------------    --------------    ---------------
     Other operating income                                 $           -    $            -     $         (22)    $            -
                                                            ==============   ===============    ==============    ===============


Non-operating Other expense, net consisted of the following:
                                                                                       (in thousands)
                                                                Three months ended June 30,        Six months ended June 30,
                                                            --------------------------------    ---------------------------------
                                                                2003              2004              2003               2004
                                                            --------------   ---------------    --------------    ---------------
  Finance costs associated with non-registration
     of common shares                                       $         690    $          174     $       1,418     $          349
  Finance costs associated with non-exchange
     for common shares                                                  -               103                 -                103
  Default penalties on debt                                           354             2,266               472              3,382
  Realized loss on available-for-sale securities                        -                77                 -                 77
  Settlement of notes payable                                          (7)                -               (27)                 -
  Litigation settlement                                                 -                 -              (429)                 -
  Other                                                               (18)               12                (3)               (32)
                                                            --------------   ---------------    --------------    ---------------
     Other expense, net                                     $       1,019    $        2,632     $       1,431     $        3,879
                                                            ==============   ===============    ==============    ===============


     We include losses from our majority-owned subsidiaries in our condensed consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of such minority shareholders' interests. Losses in excess of that amount are borne by NCT. Such amounts from our Pro Tech Communications, Inc. subsidiary borne by NCT for the three and six months ended June 30, 2003 were approximately $44,000 and $91,000, respectively. Such amounts from our Pro Tech Communications, Inc. subsidiary borne by NCT for the three and six months ended June 30, 2004 were approximately $43,000 and $89,000, respectively. Future earnings of our majority-owned subsidiaries otherwise attributable to minority shareholders' interests will be allocated again to minority shareholders only after future earnings are sufficient to recover the cumulative losses previously absorbed by NCT ($2.3 million at June 30, 2004).


Supplemental Cash Flow Information

                                                                                                    (in thousands)
                                                                                              Six months ended June 30,
                                                                                    ----------------------------------------------
                                                                                            2003                     2004
                                                                                    ---------------------    ---------------------

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                          $               15       $               16
                                                                                    =====================    =====================
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized holding loss on available-for-sale securities                          $               (9)      $              (12)
                                                                                    =====================    =====================
  Finance costs associated with non-registration of common shares
    on preferred stock of subsidiary                                                $            1,255       $              292
                                                                                    =====================    =====================
  Finance costs associated with non-conversion or exchange for common
    shares on preferred stock of subsidiary and parent                              $                -       $            1,702
                                                                                    =====================    =====================
  Receipt of common stock of subsidiary as consideration for license amendment      $                -       $              275
                                                                                    =====================    =====================
  Receipt of common stock of subsidiary for payment of note receivable              $                -       $              640
                                                                                    =====================    =====================
  Issuance of preferred stock for advance by investor in prior years                $                -       $              230
                                                                                    =====================    =====================
  Principal on convertible notes and notes payable rolled into new notes            $            7,756       $           25,222
                                                                                    =====================    =====================
  Interest on convertible notes and notes payable rolled into new notes             $              732       $            1,757
                                                                                    =====================    =====================
  Default penalty on convertible notes rolled into new notes                        $              760       $            2,516
                                                                                    =====================    =====================
  Issuance of common stock upon exchange of convertible notes of subsidiary         $              460       $                -
                                                                                    =====================    =====================
  Issuance of common stock to fulfill common stock payable obligation               $            2,296       $                -
                                                                                    =====================    =====================
  Issuance of common stock to settle litigation                                     $              125       $                -
                                                                                    =====================    =====================

4.   Capital Deficit:

     The changes in capital deficit during the six months ended June 30, 2004 were as follows (in thousands):


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                             Series H
                                                           Convertible
                                                          Preferred Stock         Common Stock          Additional         Accumu-
                                                       ---------------------    ------------------        Paid-in          lated
                                                       Shares        Amount       Shares    Amount        Capital         Deficit
                                                       ---------------------    ------------------      --------------  ------------
Balance at December 31, 2003                                2      $ 18,301      641,970    $6,420      $ 205,102       $ (289,864)
Sale of preferred stock, net                                -           205            -         -             25                -
Beneficial conversion feature on preferred stock            -          (104)           -         -            104                -
Dividend and amortization of discounts
    on beneficial conversion price
    to preferred shareholders                               -           449            -         -           (449)               -
Dividend and amortization of discounts
    on beneficial conversion price to
    subsidiary preferred shareholders                       -             -            -         -           (166)               -
Charges for the non-registration of the
    underlying shares of NCT common stock
    to subsidiary preferred shareholders                    -             -            -         -           (292)               -
Charges for the non-conversion/exchange
    for common stock of NCT to NCT and
    subsidiary preferred shareholders                       -             -            -         -         (1,702)               -
Warrants issued in conjunction with
    convertible debt                                        -             -            -         -         10,184                -
Beneficial conversion feature on
    convertible debt                                        -             -            -         -         10,254                -
Net loss                                                    -             -            -         -              -          (25,778)
Accumulated other comprehensive loss                        -             -            -         -              -                -
Compensatory stock options and warrants                     -             -            -         -             64                -
Other                                                       -             -            -         -            202                -
                                                       ---------------------    ----------------------  --------------  ------------
Balance at June 30, 2004                                    2      $ 18,851      641,970    $6,420      $ 223,326       $ (315,652)
                                                       =====================    ======================  ==============  ============


                                                           Accumulated
                                                              Other               Common
                                                           Comprehensive          Shares
                                                               Loss               Payable       Total
                                                          ------------------    -----------  ------------
Balance at December 31, 2003                              $   (1,170)           $      -     $   (61,211)
Sale of preferred stock, net                                       -                   -             230
Beneficial conversion feature on preferred stock                   -                   -               -
Dividend and amortization of discounts
    on beneficial conversion price
    to preferred shareholders                                      -                   -               -
Dividend and amortization of discounts
    on beneficial conversion price to
    subsidiary preferred shareholders                              -                   -            (166)
Charges for the non-registration of the
    underlying shares of NCT common stock
    to subsidiary preferred shareholders                           -                   -            (292)
Charges for the non-conversion/exchange
    for common stock of NCT to NCT and
    subsidiary preferred shareholders                              -                   -          (1,702)
Warrants issued in conjunction with
    convertible debt                                               -                   -          10,184
Beneficial conversion feature on
    convertible debt                                               -                   -          10,254
Net loss                                                           -                   -         (25,788)
Accumulated other comprehensive loss                             (39)                  -             (39)
Compensatory stock options and warrants                            -                   -              64
Other                                                              -                   -             202
                                                          ------------------    -----------  ------------
Balance at June 30, 2004                                  $   (1,209)           $      -     $   (68,233)
                                                          ==================    ===========  ============

5.   Notes Payable:


(in thousands)

                                                                                        December 31,          June 30,
                                                                                           2003                 2004
                                                                                     ------------------   ------------------
Logical eBusiness Solutions Limited (f/k/a DataTec) (a)                              $         2,679      $         2,729
Obligation of subsidiary to a prior owner of Web Factory;
past due; payable in 1,500 British Pounds Sterling;
interest accrues at 4% per annum above the base rate
of National Westminister Bank plc.
Note due investor (a)                                                                            385                  385
Interest at 8% per annum payable at maturity;  effective interest rate of 80.3% per annum resulting from the issuance of warrants and finders fees; matured April 7, 2003; default interest accrues at 18% per annum.
Note due stockholder of subsidiary                                                               142                   59
Interest at 8.5% per annum; monthly payments (including interest)
of $3.5 through May 2004, remainder matured June 27, 2004.
Remainder rolled into note bearing interest at 8.5% per annum;
monthly payments(including interest) of $3.5 through May 2005, remainder matures June 27, 2005.
Note due former employee (a)                                                                     100                  100
Interest at 8.25% per annum, compounded annually.
Other financings                                                                                  97                   95
Interest ranging from 7% to 9% per annum;
 $35 due July 15, 2003 (a); $60 all other.
                                                                                     ------------------   ------------------
                                                                                     $         3,403      $         3,368
                                                                                     ==================   ==================


Footnote:
---------
     (a)  Notes payable are in default due to nonpayment.


6.   Convertible Notes Payable:

                                                                                        December 31,          June 30,
Related Party Convertible Notes (in thousands):                                            2003                 2004
                                                                                     ------------------   ------------------
Issued to Carole Salkind - related party (a)                                         $        33,824      $        42,357
Weighted average effective interest rate of 91.6% per annum; accrues interest at 8% per annum; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.027 - $0.053 or exchangeable for common stock of NCT subsidiaries except Pro Tech; maturing by quarter as follows:
                                         2003              2004
                                    ---------------   ---------------
     Past due                            $       -         $     400
     On demand                               3,050            13,638
     March 31,                              11,163                 -
     June 30,                               19,611             8,264
     December 31,                                -            20,055
Less: unamortized debt discounts                                                              (5,174)             (10,019)
                                                                                     ------------------   ------------------
                                                                                     $        28,650      $        32,338
                                                                                     ==================   ==================


                                                                                       December 31,           June 30,
Convertible Notes (in thousands):                                                          2003                 2004
                                                                                     ------------------   ------------------
8% Convertible Notes (b)                                                             $         1,651      $         1,651
Weighted average effective interest rate of 20.6% per annum;
convertible into NCT common stock at various rates; matures:
                                         2003              2004
                                    ---------------   ---------------
     March 14, 2002                      $      17         $      17
     April 12, 2002                              9                 9
     January 10, 2004                          550               550
     March 11, 2004                            400               400
     April 22, 2005                            235               235
     September 4, 2005                         440               440
6% Convertible Notes (c)                                                                       2,474                2,474
Weighted average effective interest rate of 85.8% per annum;
exchangeable into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
                                         2003              2004
                                    ---------------   ---------------
     January 9, 2002                     $     818         $     818
     April 4, 2002                             325               325
     May 25, 2002                               81                81
     June 29, 2002                           1,250             1,250
                                                                                     ------------------   ------------------
                                                                                     $         4,125      $         4,125
Less: unamortized debt discounts                                                                 (12)                   -
Less: amounts classified as long term                                                           (675)                (440)
                                                                                     ------------------   ------------------
                                                                                     $         3,438      $         3,685
                                                                                     ==================   ==================

Footnotes:
----------
     (a) During the six months ended June 30, 2004, NCT issued an aggregate of $33.7 million of convertible notes to Carole Salkind, a stockholder of NCT, an accredited investor and spouse of a former director of NCT. These notes are secured by substantially all the assets of NCT. During the six months ended June 30, 2004, we defaulted on payment of all notes upon their maturity and upon receipt of demand for payment for an aggregate principal amount of $25.6 million. For the six months ended June 30, 2004, an aggregate of $25.2 million principal was rolled into new notes along with default penalties ($2.5 million) and accrued interest ($1.7 million) aggregating $29.4 million. We are currently in negotiation to cure the remaining $0.4 million principal in default. In addition, we issued notes aggregating $4.3 million in consideration of new funding from Carole Salkind. During the six months ended June 30, 2004, we recorded original issue discounts of $10.2 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 9). In addition, beneficial conversion features totaling $10.2 million have been recorded as a discount to the notes. These discounts are amortized over the terms of the related notes. The notes entered into during the first quarter of 2004 were payable on demand requiring an immediate expensing of their related discounts. The majority of the notes entered into during the second quarter of 2004 had a six-month maturity. For the three and six months ended June 30, 2004, $4.3 million and $15.6 million, respectively, of amortization related to these and prior discounts is classified as interest expense in our condensed consolidated statements of operations. Unamortized discounts of $10.0 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of June 30, 2004. The default provisions in these notes impose a penalty of 10% of the principal payments in default and interest calculated from the date of default at the stated interest rate of the note plus 5%. As of June 30, 2004, $0.9 million of accrued default penalties are included in accrued expenses on our condensed consolidated balance sheet.

     (b) Notes totaling approximately $26,000 are convertible at 80% of the lowest closing bid price of NCT common stock for the five days preceding conversion; a note totaling $0.6 million is convertible at the lower of $0.07 per share or 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.4 million is convertible at $0.0647 per share; a note totaling $0.2 million is convertible at $0.04 per share and notes totaling approximately $0.4 million are convertible at 80% of the average of the closing bid price for the five days preceding conversion. The convertible note for $0.6 million is collateralized by substantially all of the assets of our subsidiary, Artera Group, Inc. Beneficial conversion features were recorded as a discount to the notes and are being amortized over the term of the notes. For the three and six months ended June 30, 2004, zero and approximately $11,000, respectively, of amortization related to these discounts is classified as interest expense in our condensed consolidated statements of operations. We did not fulfill registration obligations and settled finance costs associated with non-registration of common shares underlying convertible notes during 2003. We are in default on convertible notes aggregating $1.0 million due to a cross default provision and nonpayment. In addition, we are in default on convertible notes aggregating $0.6 million due to a cross default provision.

     (c) We were obligated but unable to register for resale shares of our common stock issuable upon exchange of these notes at various dates during 2001. For the three and six months ended June 30, 2004, we have recorded charges of approximately $0.2 million and $0.3 million, respectively, as a component of finance costs associated with non-registration of common shares underlying convertible notes included in other expense, net (see Note 3). The aggregate outstanding debt of $2.5 million is in default for nonpayment. These notes are senior debt of Artera Group. We had received requests for exchange of subsidiary convertible notes into our common stock and have been unable to fulfill such requests. The note holders granted a waiver of charges related to these requests. The waivers expired on April 10, 2004 and have not been renegotiated. For the three and six months ended June 30, 2004, we have recorded charges of $0.1 million as a component of finance costs associated with non-exchange for common shares on subsidiary convertible notes included in other expense, net (see Note 3).

7.   Shares of Subsidiary Subject to Exchange into a Variable Number of Shares:

     The monetary value of Pro Tech series A and B preferred stock was $0.7 million in our condensed consolidated balance sheet at June 30, 2004, which is comprised of $0.6 million of shares plus the accrued dividends of approximately $61,000. NCT would have to issue approximately 20.2 million shares of its common stock if settlement of the stated value had occurred as of June 30, 2004. NCT has the option to settle the accrued dividends in cash or common stock. As of June 30, 2004, settlement in common stock for the accrued dividends would require issuance of approximately 2.4 million shares of our common stock. There is no limit on the number of shares of common stock that NCT could be required to issue upon exchange of the Pro Tech series A and B preferred stock.

     For the three and six months ended June 30, 2004, 40 shares of Pro Tech series B preferred stock plus accrued dividends were converted into 2,522,042 shares of Pro Tech common stock. At June 30, 2004, there were 50 shares of Pro Tech series A preferred stock and 460 shares of Pro Tech series B preferred stock outstanding. For the three and six months ended June 30, 2004, we calculated the 4% dividends earned by holders of the Pro Tech series A and B preferred stock at approximately $5,000 and $11,000, respectively. Following adoption of SFAS No. 150 effective July 1, 2003, this amount is included in interest expense.

8.   Commitments and Contingencies:

     Under the July 25, 2002 private equity credit agreement with Crammer Road LLC, we are required to put at least $5 million (the minimum commitment amount) of our common stock, in exchange for cash, at a discount to market of 10%. This credit agreement provides that shares of up to $50 million (the maximum commitment amount) of our common stock may be sold to Crammer Road pursuant to put notices delivered by us to Crammer Road. We are obligated to register for resale no less than 112% of the shares issuable for the maximum commitment amount. If we fail to issue shares for the minimum commitment amount during the commitment period (which terminates 24 months after effectiveness of a resale registration statement relating to the shares or earlier as described in the agreement), we must pay Crammer Road, in immediately available funds, an amount equal to: (i) the minimum commitment amount less the aggregate shares of our common stock actually delivered to Crammer Road under the equity credit line; multiplied by (ii) the 10% discount (the maximum amount would be $0.5 million). We reached an oral agreement during the fourth quarter of 2003 with Crammer Road to cancel the July 2002 private equity credit agreement and are currently engaged in negotiations to replace it with a new private equity credit agreement. We expect that the new private equity agreement will have similar business terms to the existing agreement.

9.   Capital Stock:

Common shares available for future issuance

     At June 30, 2004, we were required to reserve for issuance 4,567,599,447 shares of common stock calculated at the $0.0315 price per share on that date (or the discount therefrom as provided under applicable exchange or conversion agreements). At June 30, 2004, the number of shares required to be reserved for issuance exceeded the number authorized but unissued shares of common stock. As a result, at our next stockholder meeting, we intend to seek stockholder approval of an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock. At June 30, 2004, we have been unable to satisfy valid conversion, exchange and share issuance requests to issue approximately 155.5 million shares of our common stock because of an insufficient number of authorized but unissued shares.

NCT Group, Inc. Preferred Stock

     At June 30, 2004, we had one class of issued and outstanding preferred stock, our series H preferred stock, consisting of 2,100 designated shares. We are obligated to register for resale shares of common stock issuable upon the conversion of the 1,752 issued and outstanding shares of series H preferred stock at June 30, 2004. The series H preferred stock is senior in rank to our common stock and has a liquidation value equal to the dividends plus the stated value in the case of liquidation, dissolution or winding up of NCT. The holder of our series H preferred stock has no voting rights (except as may be required by law). Each share of series H preferred stock is convertible into shares of our common stock at 75% of the average closing bid price of our common stock for the five-day trading period immediately preceding conversion. The holder of the series H preferred stock is subject to a limitation on its percentage ownership of our outstanding common stock. The series H preferred stock is redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H was originally issued and the redemption date. The redemption price ranges from 85% of stated value (within three months of issuance) to 120% of stated value (after nine months from issuance). On May 11, 2004, we issued 27 shares ($270,000 stated value) of our series H preferred stock to Crammer Road for cash advanced in prior years of $230,000 less related fees of $24,500. In connection with the issuance, a beneficial conversion feature of $0.1 million was recorded as a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature was immediately amortized because the series H preferred is eligible to be converted on the date of issuance. For the three and six months ended June 30, 2004, amortization of the beneficial conversion feature on the series H preferred stock was $0.1 million. For the three and six months ended June 30, 2004, we calculated the 4% dividends earned by the holder of the outstanding series H preferred stock at approximately $0.2 million and $0.3 million, respectively. The amortization of beneficial conversion feature and the dividend amount is included in the calculation of loss attributable to common stockholders.

     We received a request to convert 189 shares ($1,890,000 stated value) of series H preferred stock plus accrued dividends into 52.5 million shares of our common stock that we could not fulfill because of an insufficient number of authorized but unissued shares of common stock. Under the Certificate of Designations, Preferences and Rights governing the series H preferred stock and incorporated into the June 21, 2002 exchange agreement pursuant to which these shares were sold by NCT to Crammer Road, Crammer Road is therefore entitled to
(i) compensation for late delivery of conversion shares of 1% of the stated value of series H not converted ($18,900) per business day beginning March 4, 2004, the 12th business day after the conversion date; or (ii) ordinary contract breach damages. In addition, if Crammer Road elects to purchase on the open market the number of NCT common shares it should have been issued upon exchange of the series H shares, Crammer Road is entitled to a payment equal to the excess, if any, of the open market price over the conversion price. Neither of these remedies has yet been demanded by Crammer Road. For the three and six months ended June 30, 2004, we recorded charges of $1.5 million for non-conversion of series H preferred stock into our common stock. The non-conversion charges and dividends are included in the calculation of loss attributable to common stockholders.

Artera Group, Inc. Preferred Stock

     NCT is obligated to register for resale shares of its common stock issuable upon the exchange of 4,276 shares of Artera series A preferred stock. For the three and six months ended June 30, 2004, we incurred charges of approximately $0.1 million and $0.3 million, respectively, for non-registration of the underlying shares of NCT common stock. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera series A preferred stock by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera series A preferred stock received an additional right to exchange their shares into NCT preferred stock (a series to be designated) thirty days after receipt of written notice. In 2003, we received requests to exchange Artera series A preferred stock into our common stock and have been unable to fulfill these requests. The stockholders granted a waiver of charges related to these requests. The waivers expired on April 10, 2004 and have not been renegotiated. For the three and six months ended June 30, 2004, we have recorded charges of $0.2 million for non-exchange for common shares on subsidiary preferred stock. For the three and six months ended June 30, 2004, we calculated the 4% dividends earned by holders of the Artera series A preferred stock at $0.1 million and $0.2 million, respectively. The non-registration charge, non-exchange charges and dividends are included in the calculation of loss attributable to common stockholders.

Transactions Affecting the Common Stock of Pro Tech Communications, Inc.

     At March 31, 2004, NCT Hearing Products, Inc., a wholly-owned subsidiary of NCT, owned approximately 82% of the outstanding Pro Tech Communications, Inc. common stock. On April 5, 2004, NCT Hearing converted $0.6 million of its notes receivable due from Pro Tech into 27,846,351 shares of Pro Tech common stock. In addition, on April 6, 2004, NCT Hearing transferred 2,000,000 shares of its Pro Tech common stock to outside consultants as consideration for consulting services valued at approximately $46,000. On April 21, 2004, NCT Hearing expanded its existing exclusive worldwide technology license with Pro Tech. This license, which covers over 50 patents, patents pending and innovations relating to active noise reduction ("ANR") and noise and echo cancellation, now encompasses all styles of headsets (an expansion from lightweight, portable styles) including headphones, earmuffs, earbuds and earplugs, as well as all markets (an expansion from cellular, multimedia and telephony) including consumer audio, industrial safety, spectator racing, two-way radio communications and aviation. In addition to having the expanded technology license, Pro Tech now has the right, in marketing the licensed products, to use NCT Hearing's existing brands including: NoiseBuster(R) ANR lightweight consumer audio and communications headsets; Pro Active(R) ANR industrial safety earmuffs and two-way radio headsets including aviation; and ClearSpeech(R) noise and echo cancellation algorithm-based products. As consideration, NCT Hearing was issued 9,821,429 shares of Pro Tech common stock valued at $0.3 million. On April 27, 2004, 40 shares of Pro Tech series B preferred stock, plus accrued dividends, were converted into 2,522,042 shares of Pro Tech common stock. At June 30, 2004, NCT Hearing held approximately 86% of the outstanding Pro Tech common stock.

Options

     On March 17, 2004, we granted options under our 2001 Plan to purchase an aggregate of 29,010,000 shares of our common stock at an exercise price of $0.048 per share subject to stockholder approval of sufficient increases in the number of shares of common stock (i) authorized and (ii) available for issuance under the 2001 Plan. At the time of any such stockholder approval, if the market value of our common stock exceeds the exercise price of the subject options, we will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved. Of these grants, 27,010,000 were granted to directors, officers and employees (see Note 2) and 2,000,000 were granted as partial consideration for consulting services. We estimated the fair value of these consulting options using the following assumptions in applying the Black-Scholes option pricing model: dividend yield of 0%; risk-free interest rate of 1.94%; volatility of 100%; and an expected life of three and one-half years. For the three and six months ended June 30, 2004, we recorded charges for consulting services of zero and approximately $0.1 million, respectively, classified as selling, general and administrative expense. On March 17, 2004, the Board of Directors deemed all options granted to directors, officers and employees on September 10, 2003 as fully vested pending the stockholder approval noted above. Although the acceleration of vesting schedules was a modification of the original grants, there was no accounting consequence because the market price on the date of the modification was lower than the original exercise price of the grants.

Warrants

     During the six months ended June 30, 2004, in conjunction with the issuance of convertible notes, NCT granted Carole Salkind warrants to acquire an aggregate of 550,500,000 shares of its common stock at exercise prices ranging from $0.027 to $0.053 per share. The fair value of these warrants for the six months ended June 30, 2004 was approximately $14.8 million (determined using the Black-Scholes option pricing model). Based upon allocation of the relative fair values of the instruments, we recorded a discount to the convertible notes issued to Carole Salkind of $10.2 million for the six months ended June 30, 2004.

10.  Related Parties:

Carole Salkind

     During the six months ended June 30, 2004, NCT issued $33.7 million of 8% convertible notes due upon demand to Carole Salkind (see Note 6) along with five-year warrants to acquire an aggregate of 550,500,000 shares of NCT common stock (see Note 9). Consideration paid for these notes included approximately $4.3 million cash and cancellation and surrender of notes aggregating approximately $25.2 million, along with default penalty and accrued interest. Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under NCT's secured notes to her, NCT will pay the legal fees she incurs as a result of legal matters (see Note 11).

Indebtedness of Management

     On January 30, 2002, NCT's Chairman of the Board of Directors and Chief Executive Officer, entered into a promissory note in the principal amount of $29,510 to borrow funds from NCT in anticipation of cash overrides due under his incentive compensation arrangement. The note matured on January 31, 2004. The note bore interest at 5.75% per annum payable at maturity and default interest at the stated rate plus 5%. The note plus accrued interest was paid in February 2004.

Indebtedness of Former Management

     Effective April 30, 2004, Jonathan M. Charry, Ph.D. resigned from his employment with NCT Group, Inc. as its Senior Vice President, Corporate Development. On various dates in 2000 and 2001, Dr. Charry had entered into short-term promissory notes to borrow funds from NCT in anticipation of cash overrides due him under his incentive compensation arrangement. As of May 1, 2002, the borrowed funds had not been repaid but were consolidated with interest into an outstanding promissory note due January 15, 2003 for a principal amount owed to NCT of $107,960. The note bore interest at an annual rate of 6.0% through its due date of January 15, 2003, and bears interest at prime plus 5% thereafter. This note was not paid when due on January 15, 2003 and became past due. NCT continues to seek collection on the May 1, 2002 note. During the three months ended June 30, 2004, we recorded an allowance of approximately $0.1 million for the portion of a May 1, 2002 note receivable from Dr. Charry (plus accrued interest) exceeding the amount NCT owed to Dr. Charry.

Kambrium, AB

     On May 20, 2004, NCT entered into a one-year consulting agreement with Kambrium, AB, a Swedish consulting organization. Kambrium will assist NCT, in particular Artera, in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities. We have been advised that Jonathan M. Charry, Ph.D., NCT's former Senior Vice President, Corporate Development, was affiliated with Kambrium through June 30, 2004. Our agreement with Kambrium provides that NCT pay an up-front engagement fee of $32,800 (all of which has been paid) and other future pay-for-performance consideration that is generally based on a percentage of the value of the revenue or funding received by NCT as a direct result of Kambrium's efforts.

Indemnification of Management

     On or about January 14, 2004, NCT agreed to indemnify five individuals, NCT directors and officers, for any liabilities that may arise against them in a lawsuit brought in Delaware against them, NCT and NCT's subsidiary Distributed Media Corporation by Production Resource Group (PRG) and to provide them with legal representation in the suit. This Delaware suit is separate from but related to the Connecticut suits brought by PRG (see Note 11).

     In May 2004, NCT agreed to indemnify NCT's Chairman and Chief Executive Officer for any liabilities that may arise against him in a lawsuit brought in Connecticut against him, NCT and NCT's subsidiaries Midcore Software, Inc. and Artera Group, Inc. by Jerrold Metcoff and David Wilson and to provide him with legal representation in the suit (see Note 11).

11.  Litigation:

Production Resource Group Litigation

     On June 6, 2001, PRG brought suit in Connecticut state court against NCT and our subsidiary, Distributed Media Corporation, for breach of agreements and instruments relating to the lease of some Sight & Sound(R) equipment. On December 20, 2001, NCT and DMC accepted an Offer of Judgment in the suit requiring NCT and DMC to pay PRG $2.0 million. On January 2, 2002, outside the scope of that judgment, PRG amended its complaint to allege that Michael Parrella (Chairman and Chief Executive Officer of NCT), in dealing with PRG on behalf of NCT, committed breaches of good faith and fair dealing, unfair trade practices and fraud. On or about December 15, 2003, PRG brought suit in Delaware state court against NCT, DMC, Michael Parrella, Irene Lebovics (President and a Director of NCT), John McCloy II (a Director of NCT) and Sam Oolie (a Director of NCT).

     In the first Connecticut case, in the portion against NCT and DMC, on February 25, 2004 NCT surrendered NCT's 5,876 shares of common stock of NCT Audio Products, Inc. representing 100% of the issued and outstanding shares of NCT Audio, for possible sale for the benefit of PRG. Such surrender may adversely affect NCT's right to any further proceeds from the TSA/TST bankruptcy estate. At the same time, DMC surrendered DMC's 20,000 shares of common stock of DMC Cinema, Inc. representing 84% of the issued and outstanding shares of DMC Cinema, its 100 shares of common stock of Health Radio Network, Inc. (f/k/a DMC HealthMedia Inc.) representing 100% of the issued and outstanding shares of Health Radio Network, a $153,956 principal amount promissory note from (and related security agreement with) DMC Cinema and a $1,388,666 principal amount promissory note from (and related security agreement with) Health Radio Network, for possible sale for the benefit of PRG. NCT reported to the court that all of the other equity and debt securities NCT owns could not be so surrendered because they are covered by security interests in favor of Carole Salkind and are in her possession. On June 4, 2004, PRG filed a motion for an Order in Aid of Execution (i) authorizing PRG to institute collections proceedings and property executions directly against those owing money to NCT and DMC (e.g., licensees paying royalties), (ii) authorizing such proceedings and executions against subsidiaries of NCT and DMC for amounts owing to NCT and DMC under intercompany notes and licenses, (iii) prohibiting intercompany transfers of cash or other assets among NCT, DMC and their subsidiaries and (iv) compelling additional post-judgment discovery disclosures by NCT and DMC. A hearing on the motion was held on August 2, 2004 but was adjourned pending submission of additional briefs. Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under NCT's secured convertible notes to her, NCT will pay the legal fees she incurs as a result of PRG's efforts to collect on its judgment against NCT in this Connecticut action. At June 30, 2004, no amounts have been incurred by NCT. At December 31, 2003, the net liabilities included in our condensed consolidated balance sheet related to NCT Audio, DMC Cinema and Health Radio Network were $16.1 million, $4.9 million and $1.7 million, respectively. At June 30, 2004, the net liabilities included in our condensed consolidated balance sheet related to NCT Audio, DMC Cinema and Health Radio Network were $15.4 million, $5.0 million and $1.9 million, respectively. For the six months ended June 30, 2003, the net earnings
(loss) before income taxes included in our condensed consolidated statement of operation related to NCT Audio, DMC Cinema and Health Radio Network were $1.4 million, less than $(0.1) million and $(0.3) million, respectively. For the six months ended June 30, 2004, the net earnings (loss) before income taxes included in our condensed consolidated statement of operation related to NCT Audio, DMC Cinema and Health Radio Network were $0.7 million, $(0.1) million and $(0.3) million, respectively.

     In the first Connecticut case, in the portion against Michael Parrella (as to which NCT has agreed to indemnify Mr. Parrella), on March 11, 2004 the court denied Mr. Parrella's motion to dismiss all pending claims against him in the case. Trial is expected to take place in the fall of 2004. Mr. Parrella has told NCT that he intends to deny and defend against all pending allegations.

     In the Delaware case, on or about January 6, 2004, PRG amended its complaint to add Cy Hammond (Chief Financial Officer of NCT and, as of March 17, 2004, a Director of NCT) as a defendant. PRG's amended complaint alleges that NCT and DMC are insolvent, that during the insolvency the individual named defendants owe a fiduciary duty to PRG as a judgment creditor of NCT and DMC in the Connecticut litigation described above, and breached that duty. The amended complaint seeks money damages against the individual defendants in an amount at least equal to the amount of the Connecticut judgment remaining unsatisfied. NCT has agreed to indemnify the individual defendants, to the extent permitted by NCT's Certificate of Incorporation and applicable law, for any liabilities (including legal fees) they may incur as a result of the PRG claims against them in this Delaware action. NCT has added Mr. Hammond to the submission of claims for director and officer indemnification insurance coverage by two insurers along with the other previously named individual defendants. On February 25, 2004 and May 5, 2004, the insurers, respectively, initially denied coverage. NCT intends to challenge the initial indemnification insurance denials if the motion to dismiss is denied. On February 13, 2004, the defendants filed a motion to dismiss all claims in the amended complaint. On or about March 30, 2004, PRG again amended its complaint, this time to refine and expand some of its claims relating to the alleged mismanagement of the affairs of NCT and its subsidiaries (including DMC). On April 12, 2004, the defendants amended their motion to dismiss to cover these amended allegations. A hearing on the defendants' amended motion to dismiss is scheduled for September 20, 2004. Discovery in the action has begun. NCT and DMC intend, and the individual defendants have told NCT that they intend, to deny and defend against all allegations.

     On or about May 14, 2004, PRG brought a second suit in Connecticut state court, this one against NCT and Carole Salkind (a secured lender to NCT), alleging fraudulent transfers in connection with certain collateral Ms. Salkind has for her loans to NCT. In this second Connecticut suit, PRG seeks to have the court void NCT's transfer of possession of stock certificates and promissory notes it held to Carole Salkind (who has security interests in all of such assets), so that the certificates and notes, once returned, may be subject to judicial process in PRG's first Connecticut suit, described above. In addition, PRG seeks to have the court re-characterize Salkind's secured loans to NCT as equity rather than debt, which would give PRG greater rights against the secured assets in the first Connecticut suit. PRG seeks, in the alternative, to have the court subordinate the Salkind debt to NCT's debts to other creditors (including
PRG), again increasing PRG's rights against these assets in the first Connecticut suit. PRG also seeks compensatory damages, punitive damages and attorneys' fees, all in unspecified amounts. NCT intends to deny all of the material allegations against it in the suit and defend itself in the suit vigorously.  Ms.  Salkind  has  told NCT  that  she  intends  to deny all of the material allegations against her in the suit and defend herself in the suit vigorously. Ms. Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under NCT's secured convertible notes to her, NCT will pay the legal fees she incurs as a result of the PRG claims in this second Connecticut action. At June 30, 2004, no amounts have been incurred by NCT.

Founding Midcore Shareholder Litigation

     On or about April 16, 2004, Jerrold Metcoff and David Wilson filed a complaint against NCT, its subsidiaries, Midcore Software, Inc. and Artera Group, Inc., and its Chairman and Chief Executive Officer, Michael Parrella, in the Superior Court for the Judicial District of Waterbury, Connecticut. On or about June 17, 2004, Messrs. Metcoff and Wilson amended their complaint to add claims against the existing defendants relating primarily to their dealings with Carole Salkind and, in a related filing on July 12, 2004, requested that the court permit them to add Carole Salkind as a defendant. The request to add Carole Salkind is currently pending. This action arose out of the August 29, 2000 Agreement and Plan of Merger pursuant to which Messrs. Metcoff, Wilson and others sold to NCT 100% of the outstanding shares of a corporation that was merged into and became Midcore Software, Inc. A look-back provision in the agreement requires NCT to issue additional shares of its common stock to Messrs. Metcoff and Wilson to guarantee a fixed value to a prior share issuance by NCT that served as partial consideration under the agreement. Under the formula in the agreement, NCT is required to issue 26,193,025 shares for the look-back. In addition, the agreement provides for a minimum royalty amount through August 29, 2003, with a payment of cash or shares of common stock by NCT to reach the minimum amount for that date. On September 23, 2003, Messrs. Metcoff and Wilson elected to receive this royalty payment in shares. Under the formula in the agreement, NCT is required to issue 34,166,551 shares for the royalty payment. NCT did not issue any of the total of 60,359,576 shares to Messrs. Metcoff or Wilson. After demand for the shares was made, the parties attempted to reach a settlement of this matter, but with no settlement reached, Messrs. Metcoff and Wilson brought this action. The complaint, as amended, alleges breaches of the August 29, 2000 agreement and related improper acts and omissions, including (i) failure by NCT to issue the look-back and royalty shares; (ii) breach by NCT and Midcore of representations and warranties in or relating to the agreement; (iii) "unjust enrichment" of Artera in its use of intellectual property owned by the entity that became Midcore; (iv) misrepresentations by Mr. Parrella in connection with the agreement and the operation of Midcore since August 29, 2000; (v) tortious interference by Artera and Mr. Parrella with Messrs. Metcoff's and Wilson's contractual relations with NCT and Midcore; (vi) failure by NCT to deliver documents pertaining to resales by Messrs. Metcoff and Wilson of the NCT shares they did receive under the August 29, 2000 agreement and (vii) fraudulent transfers and civil conspiracy of NCT and Ms. Salkind in a number of financing transactions of NCT and in the treatment of NCT assets constituting collateral in such financings. The complaint, as amended, seeks damages, punitive damages, interest and attorneys' fees, all in unspecified amounts. (In a subsequent court filing, the plaintiffs claimed they are owed "in excess of $3,000,000.00.") On July 2, 2004, NCT, Midcore, Artera and Mr. Parrella filed a motion to strike a number of the claims against them in the amended complaint. That motion is currently pending. On July 6, 2004, the case was transferred to Connecticut's Complex Litigation Docket in Waterbury. NCT has agreed to indemnify Mr.
Parrella, to the extent permitted by NCT's Certificate of Incorporation and applicable law, for any liabilities (including legal fees) Mr. Parrella may incur as a result of the claims against him in this action. NCT has submitted the claims against Mr. Parrella to its director and officer indemnification insurance carrier, but the carrier has not yet responded to confirm or initially deny coverage. Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under NCT's secured notes to her, NCT will pay the legal fees she incurs as a result of the claims in this action. NCT intends to defend against all claims against it in the action and Midcore and Artera intend to deny and defend against all claims against them in the action. Mr. Parrella has told NCT that he intends to deny and defend against all claims against him in the action. Ms. Salkind has told NCT that, if she is added as a defendant under the amended complaint, she intends to deny and defend against all claims against her.

     Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2003, for further information regarding the foregoing matters. We believe there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on our financial position and results of operations.

12.  Segment Information:

     NCT is organized into three operating segments: communications, media and technology. The other segment is used to reconcile the reportable segment data to the condensed consolidated financial statements and is segregated into two categories, other-corporate and other-consolidating. Other-corporate consists of items maintained at our corporate headquarters and not allocated to the segments. This includes most of our debt and related cash and equivalents and related net interest expense, some litigation liabilities and non-operating fixed assets. Also included in the components of revenue attributed to other-corporate are license fees and royalty revenue from subsidiaries, which are offset (eliminated) in the other-consolidating column. Other-consolidating consists of items eliminated in consolidation, such as intercompany revenue.

     During the three and six months ended June 30, 2004, no geographic information for revenue from external customers or for long-lived assets is disclosed, as our primary market and capital investments were concentrated in the United States.

     Reportable segment data for the three and six months ended June 30, 2004 and June 30, 2003 is as follows (in thousands):


For the three months ended                                                      Reportable   ---------- Other ----------    Grand
June 30, 2004:                            Communications    Media    Technology  Segments    Corporate     Consolidating    Total
---------------------------------------   ------------------------------------------------------------------------------------------
License fees and royalties - external       $      398      $  535    $    29   $     962    $      -      $        -      $    962
Other revenue - external                           434          44          -         478           -               -           478
Other revenue - other operating
     segments                                      278           1          -         279         325            (604)            -
Net (loss) income                               (2,790)     (1,042)       (13)     (3,845)     (6,807)            604       (10,048)


For the three months ended                                                      Reportable   ---------- Other ----------    Grand
June 30, 2003:                            Communications    Media    Technology  Segments    Corporate     Consolidating    Total
---------------------------------------   ------------------------------------------------------------------------------------------
License fees and royalties - external       $       66      $  535   $      -   $     601    $      4      $        -      $    605
Other revenue - external                           422          23          -         445           -               -           445
Other revenue - other operating
     segments                                      261           2          -         263          42            (305)            -
Net (loss) income                               (2,975)       (743)        27      (3,691)     (4,811)            597        (7,905)


For the six months ended                                                        Reportable   ---------- Other ----------    Grand
June 30, 2004:                            Communications    Media    Technology  Segments    Corporate     Consolidating    Total
---------------------------------------   ------------------------------------------------------------------------------------------
License fees and royalties - external       $      482      $1,070   $    131   $   1,683    $      -      $        -      $  1,683
Other revenue - external                           870          81          -         951           -               -           951
Other revenue - other operating
     segments                                      583           2          -         585         328            (913)            -
Net (loss) income                               (5,510)     (1,968)        57      (7,421)    (19,560)          1,193       (25,788)


For the six months ended                                                        Reportable   ---------- Other ----------    Grand
June 30, 2003:                            Communications    Media    Technology  Segments      Corporate   Consolidating    Total
---------------------------------------   ------------------------------------------------------------------------------------------
License fees and royalties - external       $      236     $ 1,070   $      -   $   1,306    $      5      $        -      $  1,311
Other revenue - external                           877          44          -         921           -               -           921
Other revenue - other operating
     segments                                      536           3          -         539         169            (708)            -
Net (loss) income                               (5,969)     (1,543)        58      (7,454)     (8,431)          1,193       (14,692)


13.  Subsequent Events:

Financing Transactions with Carole Salkind

     On July 16, 2004, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $0.4 million as consideration for cash. The note is due January 16, 2005 and may be converted into NCT common stock (at $0.029 per share) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire approximately 6.8 million shares of NCT common stock at an exercise price per share of $0.029. The relative estimated fair value of the warrant will be reflected as original issue discount to the note and amortized as interest expense over the term of the note.

     Also on July 16, 2004, NCT issued Ms. Salkind an 8% convertible note in the principal amount of approximately $9.5 million to cure our default under two notes dated December 31, 2003 that matured on June 30, 2004. The principal amount of this note represents the principal amounts rolled over (approximately $7.5 million and $0.8 million), default penalty (10% of the principal in default) and accrued interest. The note matures on January 16, 2005 and may be converted into NCT common stock (at $0.0296 per share) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 156.0 million shares of NCT common stock at an exercise price per share of $0.0296. The relative estimated fair value of the warrant will be reflected as original issue discount to the note and amortized as interest expense over the term of the note.

     On August 2, 2004, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $13.6 million to cure our default under eight demand notes for which Ms. Salkind made a demand for payment on July 29, 2004. The principal amount of this note represents the principal rolled over aggregating $12.0 million, default penalty (10% of the principal in default) and accrued interest. The note matures on February 2, 2005 and may be converted into NCT common stock (at $0.027 per share) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire approximately 223.8 million shares of NCT common stock at an exercise price per share of $0.027. The relative estimated fair value of the warrant will be reflected as original issue discount to the note and amortized as interest expense over the term of the note.

     Also on August 2, 2004, NCT issued Ms. Salkind an 8% convertible note in the principal amount of $0.4 million, for which Ms. Salkind paid NCT $0.4 million in cash. The note is due February 2, 2005 and may be converted into NCT common stock (at $0.027 per share) and exchanged for shares of common stock of any subsidiary of NCT (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 7.5 million shares of NCT common stock at an exercise price per share of $0.027. The relative estimated fair value of the warrant will be reflected as original issue discount to the note and amortized as interest expense over the term of the note.

Other Financing Transactions

     On July 23, 2004, NCT issued subordinate secured convertible notes to Alpha Capital Aktiengesellschaft and Longview Fund LP for an aggregate principal amount of $0.9 million. These notes are secured by substantially all of the assets of NCT. In addition, NCT issued unsecured convertible notes to Libra
Finance S.A. and Bi-Coastal Consulting Corp., as finders, in the aggregate principal amount of approximately $0.1 million. The notes mature on July 23, 2006 and bear interest at 8% per annum, payable at maturity. Until the notes are paid in full, the holders have the right to convert any outstanding principal of the notes and, at their election, the interest accrued on the notes into shares of NCT common stock at a conversion price per share of the lesser of $0.0232 or 80% of the average of the closing bid price for the five days immediately preceding conversion. In conjunction with the issuance of these notes to Alpha and Longview, we issued five-year warrants to acquire an aggregate of approximately 12.5 million shares of our common stock at an exercise price equal to the conversion price of the notes. The relative estimated fair value of the warrants will be reflected as original issue discount to the notes and amortized as interest expense over the term of the notes.

Other Consulting

     On July 1, 2004, NCT entered into a sixteen-month consulting agreement with Manatt Jones Global Strategies, LLC, a consulting organization. Manatt will assist NCT, in particular Artera, in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities. We have been advised that Jonathan M. Charry, Ph.D., NCT's former Senior Vice President, Corporate Development, is now affiliated with Manett. Our agreement with Manett provides that NCT pay a monthly fee of $16,250.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

Caution Concerning Forward-Looking Statements

     This report contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

o our ability to generate sufficient revenues to sustain our current level of operations and to execute our business plan;
o    our ability to obtain additional financing if and when necessary;
o    the level of demand for our products and services;
o    the level and intensity of competition in our industries;
o our ability to develop new products and the market's acceptance of these products;
o    our ability to maintain and expand our strategic relationships;
o    our ability to protect our intellectual property;
o    difficulties or delays in manufacturing;
o    our ability to effectively manage our operating costs;
o    our ability to attract and retain key personnel; and
o additional factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and our other filings with the Securities and Exchange Commission.

     You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report.

     All references to years, unless otherwise noted, refer to our fiscal year, which ends on December 31. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Overview

     NCT designs products and develops and licenses technologies based upon our portfolio of patents and related proprietary rights and extensive technological know-how. Our business operations are organized into three operating segments: communications, media and technology. Our operating revenue is comprised of technology licensing fees and royalties, product sales, advertising and engineering and development services. Operating revenue for the six months ended June 30, 2004 consisted of approximately 63.9% in technology licensing fees and royalties, 33.5% in product sales and 2.6% in advertising. The mix of our revenue sources during any reporting period may have a material impact on our results of operations. In particular, our execution of technology licensing agreements and the timing of the revenue recognized from these agreements has not been predictable.

     We have continued our practice of marketing our technologies through licensing to third parties for fees, generally by obtaining technology license fees when initiating strategic relationships with new partners, and subsequent royalties. We have entered into a number of licensing agreements with established firms for the integration of our technologies into products. The speed with which we can achieve the commercialization of our technologies and subsequently receive royalties depends, in part, upon the time taken by these firms for product testing and their assessment of how best to integrate our technology into their products and manufacturing operations. While we work with these firms on product testing and integration, we are not always able to influence how quickly this process can be completed and a resulting revenue stream can be generated. Currently, we are selling products through several of our licensees, including Oki, which is integrating our ClearSpeech(R) algorithms into large scale integrated circuits for communications applications, Sharp, which is incorporating our ClearSpeech(R) adaptive speech filter algorithm into third-generation cellular telephones and STMicroelectonics, which is integrating our T2J microprocessor core into smart card applications.

Going Concern Risks

     Since inception, we have experienced substantial recurring losses from operations, which amounted to $315.7 million on a cumulative basis through June 30, 2004. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our revenue sources, especially technology license fees, royalties, product sales and advertising, to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, our management believes we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all. In addition, in order to obtain additional financing through the sale of shares of our common stock, we will need to obtain the approval of our stockholders of an amendment to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock. However, we can give no assurance that our stockholders would approve a sufficient increase in our authorized shares of common stock.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. These funds consist of available cash and the funding derived from our revenue sources. Cash and cash equivalents amounted to $0.8 million at June 30, 2004 and the working capital deficit was $68.3 million. We have been able to continue our operations by raising additional capital. We have been primarily dependent upon funding from Carole Salkind in 2003 and to date in 2004. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

     Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financings and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at June 30, 2004 about our ability to continue as a going concern. Our accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

     The preparation of our financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements. Additional information regarding our critical accounting policies and significant accounting policies is contained in our filings with the Securities and Exchange Commission, including, our Annual Report on Form 10-K for the year ended December 31, 2003.

Revenue Recognition

Revenue is recognized when earned. Technology licensing fees are generally recognized upon execution of the agreement but are deferred if subject to completion of any performance criteria and later recognized once the performance criteria have been met. Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements. Revenue from product sales is recognized when the product is shipped and title has passed. Revenue from subscription services (included in product sales) is deferred and recognized ratably over the period when the service is provided (subscription period). Revenue from advertising sales is recognized when the advertisements are aired or displayed. Revenue from engineering and development services is generally recognized and billed as the services are performed. The mix of our revenue sources during any reporting period may have a material impact on our results of operations. In particular, our execution of technology licensing agreements and the timing of the revenue recognized from these agreements has not been predictable. Our preference is to collect amounts due from the sale of our technologies, services and products in cash. However, from time to time, receivables may be settled by securities transferred to us by the customer in lieu of cash payment.

     At June 30, 2004, our deferred revenue aggregated $2.3 million. We do not expect to realize any additional cash in connection with recognizing revenue from our deferred revenue.

Goodwill, Patent Rights, Other Intangible Assets

     The excess of the consideration paid over the fair value of net assets acquired in business combinations is recorded as goodwill. We also record goodwill upon the acquisition of some or all of the stock held by minority stockholders of a subsidiary, except where such accounting is, in substance, the purchase of licenses previously sold to such minority stockholders or their affiliates.

     Annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we test our goodwill for impairment. We also recognize an impairment loss on goodwill acquired upon the acquisition of stock held by minority stockholders of subsidiaries if the subsidiary's minority interest has no carrying value, the subsidiary has a capital deficit and the projected future operating results of the subsidiary are not positive. At December 31, 2003, we evaluated the goodwill allocated to our Advancel reporting unit, NCT Hearing reporting unit and Midcore/Artera reporting unit and determined no impairment existed. Our next annual evaluation is planned for December 31, 2004. At June 30, 2004, our goodwill, net was $7.2 million.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for each of the six months ended June 30, 2003 and 2004 was $0.1 million.

     We evaluate the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. We evaluate our intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows. At June 30, 2004, our patent rights and other intangibles, net were $1.1 million.

Results of Operations

Three months ended June 30, 2004 compared to three months ended June 30, 2003.

     Revenue. Total revenue for the three months ended June 30, 2004 was $1.4 million compared to $1.1 million for the same period in 2003, an increase of $0.3 million, or 27.3%, reflecting increases in our technology licensing fees and royalties, product sales and advertising sources. Total revenue for the three months ended June 30, 2004 consisted of approximately 66.8% in technology licensing fees and royalties, 30.7% in product sales and 2.5% in advertising revenue as compared to the three months ended June 30, 2003 of approximately 57.6% in technology licensing fees and royalties, 39.0% in product sales, 1.0% in advertising and 2.4% in engineering and development services.

     Technology licensing fees and royalties were $1.0 million for the three months ended June 30, 2004 as compared to $0.6 million for the same period in 2003, an increase of $0.4 million, or 66.7%. This increase was due primarily to royalties resulting from the license of our ClearSpeech(R) adaptive speech filter algorithm to Sharp for use in third generation cellular phones and the license of our ClearSpeech(R) algorithms to Oki for use in large scale integrated circuits for communications applications. Our recognition of license fee revenue for both periods was due primarily to recognition of deferred revenue from the New Transducers Ltd. (NXT) license. At June 30, 2004, our deferred revenue related to NXT was $1.6 million. No additional cash will be realized from our deferred revenue.

     For each of the three months ended June 30, 2004 and 2003, product sales were $0.4 million. Gross profit on product sales, as a percentage of product sales, for the three months ended June 30, 2004 and 2003 was 54.8% and 56.0%, respectively. For the three months ended June 30, 2004 and 2003, 98% and 95%, respectively, of our product sales were attributable to the communications segment. The mix of our product sales within the communications segment for the three months ended June 30, 2004 includes 62% of Pro Tech products and 20% of Artera Turbo subscriptions whereas the same period in the prior year includes 61% of Pro Tech products and 1% of Artera Turbo subscriptions. Our subscriber base that generated the Artera Turbo product sales for the three months ended June 30, 2004 consisted of residential and small business users.

     Advertising revenue was $36,000 for the three months ended June 30, 2004 compared to $11,000 for the same period in 2003. Health Radio Network (shares of which were surrendered in the PRG litigation - see Note 11 - notes to the condensed consolidated financial statements) is the business responsible for the sale of audio and visual advertising in healthcare venues employing our Sight & Sound(R) systems and contributed 100% of total advertising revenue for both periods.

     Costs and expenses. Total costs and expenses for the three months ended June 30, 2004 were $11.5 million compared to $9.0 million for the same period in 2003, an increase of $2.5 million, or 27.8%, due primarily to a $2.0 million increase in interest expense, net and a $1.6 million increase in other expense, net partially offset by a decrease in selling, general and administrative expenses.

     For the three months ended June 30, 2004, selling, general and administrative expenses totaled $2.2 million as compared to $3.5 million for the three months ended June 30, 2003, a decrease of $1.3 million, or 37.1%. This decrease was due primarily to a $1.5 million decrease in consulting expense resulting from decreased non-cash charges from the issuance of options during the three months ended June 30, 2004.

     For the three months ended June 30, 2004, research and development expenditures totaled $1.1 million as compared to $0.9 million for the three months ended June 30, 2003, an increase of $0.2 million, or 22.2%. This increase was due primarily to an increase in the amortization of deferred charges related to the installation costs of our Sight & Sound(R) systems in commercial venues and an increase in Artera Turbo research and development efforts during the three months ended June 30, 2004, including the development of other components of our Artera Turbo subscription service.

     For the three months ended June 30, 2004, other expense, net totaled $2.6 million as compared to $1.0 million for the three months ended June 30, 2003, an increase of $1.6 million, or 160%. The increase was due primarily to a $1.9 million increase in default penalties on convertible notes partially offset by a decrease in finance costs associated with non-registration of common shares underlying convertible notes.

     For the three months ended June 30, 2004, interest expense, net totaled $5.4 million as compared to $3.4 million for the three months ended June 30, 2003, an increase of $2.0 million, or 58.8%. The increase in interest expense is attributable to the immediate expensing of the relative fair value of warrants (original issue discounts and beneficial conversion features) allocated to the related debt that is due upon demand. Interest expense for the three months ended June 30, 2004 includes amortization of original issue discounts of $1.9 million, amortization of beneficial conversion features in convertible debt of $2.3 million, and interest on convertible debt issued by NCT of $1.1 million.

Six months ended June 30, 2004 compared to six months ended June 30, 2003.

     Revenue. For the six months ended June 30, 2004, total revenue amounted to $2.6 million, compared to $2.2 million for six months ended June 30, 2003, an increase of $0.4 million, or 18.2%, due primarily to increases in our technology licensing fees and royalties. Total revenue for the six months ended June 30, 2004 consisted of approximately 63.9% in technology licensing fees and royalties, 33.5% in product sales and 2.6% in advertising as compared to the six months ended June 30, 2003 of approximately 58.7% in technology licensing fees and royalties, 39.3% in product sales, 0.9% in advertising and 1.1% in engineering and development services.

     Technology licensing fees and royalties were $1.7 million for the six months ended June 30, 2004 as compared to $1.3 million for the same period in 2003, an increase of $0.4 million, or 30.8%. The increase was due primarily to an increase in royalties resulting from the license of our ClearSpeech(R) adaptive speech filter algorithm to Sharp for use in third generation cellular phones. In addition, our technology license fees increased by $0.1 million resulting from the cross-release agreement with Infinite Technology Corporation (see Note 3 - notes to the condensed consolidated financial statements). The technology licensing fees for the six months ended June 2004 and 2003 were due primarily to the recognition of deferred revenue from the NXT license. As of June 30, 2004, our deferred revenue for NXT was $1.6 million. No additional cash will be realized from our deferred revenue balance.

     For each of the six months ended June 30, 2004 and 2003, product sales were $0.9 million. Gross profit on product sales, as a percentage of product sales, for the six months ended June 30, 2004 and 2003 was 50.3% and 55.7%, respectively. For the six months ended June 30, 2004 and 2003, 99% and 95%, respectively, of our product sales were attributable to the communications segment. The mix of our product sales within the communication segment for the six months ended June 30, 2004 includes 62% of Pro Tech products and 16% of Artera Turbo subscriptions whereas the same period in the prior year includes 70% of Pro Tech products and 1% of Artera Turbo subscriptions. Our subscriber base that generated the Artera Turbo product sales for the six months ended June 30, 2004 consisted of residential and small business users. On March 22, 2004, Avaya Inc. announced it is offering our product within its Network Bandwidth Optimization software solution to enterprise subscribers (businesses with 250 or more users). At June 30, 2004, we had no enterprise subscribers.

     Advertising revenue was $68,000 for the six months ended June 30, 2004 compared to $20,000 for the same period in 2003. Health Radio Network (shares of which were surrendered in the PRG litigation - see Note 11 - notes to the condensed consolidated financial statements) is the business responsible for the sale of audio and visual advertising in healthcare venues employing our Sight & Sound(R) systems and contributed 100% of total advertising revenue for both periods.

     Costs and expenses. Total costs and expenses for the six months ended June 30, 2004 were $28.4 million compared to $16.9 million for the same period in 2003, an increase of 68%, or $11.5 million, due primarily to an $11.5 million increase in interest expense, net and a $2.5 million increase in other expenses, net, partially offset by a $2.8 million decrease in selling, general and administrative expenses.

     Cost of product sales was $439,000 for the six months ended June 30, 2004 and $388,000 for the six months ended June 30, 2003. The increase resulted from an expansion of our Artera Turbo data centers. Cost of advertising revenue was $8,000 for the six months ended June 30, 2004 compared to $4,000 for the same period in 2003. These costs include the commissions paid to advertising representative companies and agencies and communication expenses related to the Sight & Sound(R) locations in commercial and healthcare venues.

     For the six months ended June 30, 2004, selling, general and administrative expenses totaled $4.2 million as compared to $7.0 million for the six months ended June 30, 2003, a decrease of $2.8 million, or 40.0%. This decrease was due primarily to a $2.8 million decrease in consulting expense resulting from decreased non-cash charges from the issuance of options during the six months ended June 30, 2004.

     For the six months ended June 30, 2004, research and development expenditures totaled $2.2 million as compared to $1.8 million for the six months ended June 30, 2003, an increase of $0.4 million, or 22.2%. This increase was due primarily to: (i) a $0.3 million increase in compensation and benefit costs related to Artera Group, Inc. (ii) a $0.1 million increase related to the cross-release entered into with Infinite Technology Corporation (see Note 3 - notes to the condensed consolidated financial statements) and (iii) a $0.1 million increase in the amortization of deferred charges related to the installation costs of our Sight & Sound(R) systems in commercial venues. These increases were partially offset by a decrease in our depreciation and amortization expense related to our research equipment. Our research and development efforts during the six months ended June 30, 2004 included development of other components of our Artera Turbo subscription service, particularly with respect to developments for the enterprise market version of Artera Turbo.

     For the six months ended June 30, 2004, other expense, net totaled $3.9 million as compared to $1.4 million for the six months ended June 30, 2003, an increase of $2.5 million, or 178.6%. The increase was due primarily to a $2.9 million increase in default penalties on convertible notes and a $0.1 million increase in finance costs associated with non-exchange for common shares partially offset by a decrease in finance costs associated with non-registration of common shares underlying convertible notes and income related to a litigation settlement.

     For the six months ended June 30, 2004, interest expense, net totaled $17.7 million as compared to $6.2 million for the six months ended June 30, 2003, an increase of $11.5 million, or 185.5%. The increase in interest expense is primarily attributable to the immediate expensing of the relative fair value of warrants (original issue discounts and beneficial conversion features) allocated to the related debt that is due upon demand. Interest expense for the six months ended June 30, 2004 includes amortization of original issue discounts of $7.4 million, amortization of beneficial conversion features of $8.2 million, and interest on debt issued by the company of $2.1 million.

Liquidity and Capital Resources

     We have experienced substantial losses from operations since inception, which have been recurring and amounted to $315.7 million on a cumulative basis through June 30, 2004. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

o    the sale of our and our subsidiaries' common stock;
o the sale of our and our subsidiaries' preferred stock convertible into common stock;
o    the issuance of our and our subsidiaries' convertible debt;
o    technology licensing fees;
o    royalties;
o    product sales;
o    advertising revenue; and
o    engineering and development services.

     We believe that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenues derived from technology licensing fees and royalties and product sales. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at June 30, 2004 about our ability to continue as a going concern.

     We have entered into financing transactions because internally generated funding sources have been insufficient to maintain our operations. Our financing transactions to fund our business pursuits during the six months ended June 30, 2004 are described in the notes to the condensed consolidated financial statements. In 2004, we have continued to be primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Carole Salkind will continue to provide funds to NCT. Our belief that funding from her will continue is based primarily upon her continued funding of NCT during 2002, 2003 and 2004 despite our failure to repay her notes as the notes matured. However, we have no legally binding assurance that Ms. Salkind will continue to fund NCT in the short-term or that the amount, timing and duration of the funding from her will be adequate to sustain our business operations.

     At June 30, 2004, our cash and cash equivalents aggregated $0.8 million. Our working capital deficit was $68.3 million at June 30, 2004, compared to a deficit of $60.8 million at December 31, 2003, a $7.5 million increase. Our current assets were approximately $2.0 million at June 30, 2004 compared to approximately $2.1 million at December 31, 2003. The decline in current assets was due primarily to the decrease in our cash and cash equivalents balance of approximately $0.2 million. Our current liabilities were approximately $70.3 million at June 30, 2004 compared to approximately $62.9 million at December 31, 2003. The $7.4 million increase in current liabilities was due primarily to the issuance and rollover of convertible notes to Carole Salkind of $3.7 million (net of discounts) and an increase in accrued expenses of $3.8 million. We are in default of $3.2 million of our notes payable and $4.5 million of our convertible notes at June 30, 2004 and are subject to a judgment of approximately $2.1 million (excluding accrued interest at 10%). The following table summarizes our indebtedness in default at June 30, 2004.



(in millions)
                                                                       New                 Defaults
                                           Indebtedness              Defaults               Cured              Indebtedness
                                            In Default                during                during              In Default
Notes Payable:                              12/31/03                the Period            the Period             06/30/04
                                       --------------------     ------------------    ------------------   -----------------
Obligation to prior owner
  of Web Factory                       $               2.7 (a)  $               -     $               -    $             2.7 (a)
Former Employee / Other                                0.5 (a)                  -                     -                  0.5 (a)
                                       --------------------     ------------------    ------------------   -----------------
  Subtotal                             $               3.2      $               -     $               -    $             3.2
                                       --------------------     ------------------    ------------------   -----------------

Convertible Notes Payable:
Carole Salkind Notes                   $                 -      $            25.6     $           (25.2)   $             0.4 (a)
8% Notes                                               1.0 (b)                0.6                     -                  1.6 (a,b)
6% Notes                                               2.5 (a)                  -                     -                  2.5 (a)
                                       --------------------     ------------------    ------------------   -----------------
  Subtotal                             $               3.5      $            26.2     $           (25.2)   $             4.5
                                       --------------------     ------------------    ------------------   -----------------
Grand Total                            $               6.7      $            26.2     $           (25.2)   $             7.7
                                       ====================     ==================    ==================   =================


Footnotes:
----------
     (a)  Default due to nonpayment.
     (b)  Default due to cross default provision (default on other debt).

     Net cash used in operating activities for the six months ended June 30, 2004 was $4.3 million due primarily to funding the 2004 net loss of $25.8 million, as adjusted to reconcile to net cash.

     Our deferred revenue balance at June 30, 2004 was $2.3 million, primarily attributed to NXT. No additional cash will be realized from our deferred revenue balance. Our NXT deferred revenue balance originated at the value of the securities received from our licensee, which was not realized in cash because the value of the underlying securities declined before we sold such securities.

     Net cash used in investing activities was $0.1 million for the six-month period ended June 30, 2004 due to purchase of capital equipment. The capital expenditures were primarily for Artera Group, Inc. as we added an Artera Turbo data center in anticipation of future growth.

     At each of June 30, 2004 and December 31, 2003, our available-for-sale securities had approximate fair market values of less than $0.1 million. These securities represent investments in technology companies and, accordingly, the fair market values and realizable values of these securities are subject to substantial price volatility and other market conditions.

     Net cash provided by financing activities was $4.2 million for the six-month period ended June 30, 2004 and was due primarily to the issuance and sale of convertible notes to Ms. Salkind.

     At June 30, 2004, our short-term debt was $39.4 million (principally comprised of $36.0 million face value of outstanding convertible notes payable, net and $3.4 million of outstanding notes payable), shown net of discounts of approximately $10.0 million on our condensed consolidated balance sheet, compared to $35.5 million of short-term debt, net at December 31, 2003, an increase of $3.9 million. The cash proceeds from debt issued in 2004 were primarily used for working capital purposes.

     During the six months ended June 30, 2004, we issued an aggregate of $33.7 million of convertible notes to Carole Salkind, as consideration for $4.3 million of cash and the rollover of $25.2 million in principal of matured convertible notes along with $1.7 million of interest, and $2.5 million of default penalties (10% of the principal in default).

     As of June 30, 2004, we are in default (primarily from nonpayment) on $7.7 million of our indebtedness, including $3.2 million of notes payable and $4.5 million of convertible notes (refer to Notes 5 and 6 - notes to the condensed consolidated financial statements for disclosure of material defaults). We expect that from time to time outstanding short-term debt may be replaced with new short- or long-term borrowings. Although we believe that we can continue to access the capital markets in 2004 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by: (i) the liquidity of our common stock on the open market; (ii) our current level of short-term debt; and (iii) our credit ratings. In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. We can give no assurances that we will continue to have access to the capital markets on favorable terms.

     We have no lines of credit with banks or other lending institutions and therefore have no unused borrowing capacity. We will not have access to the private equity credit agreement dated July 25, 2002 until our stockholders approve an increase in authorized shares of our common stock and we register for resale the underlying shares of NCT common stock.

Capital Expenditures

     We intend to  continue  our  business  strategy  of  working  with  supply,
manufacturing,   distribution  and  marketing   partners  to  commercialize  our
technology. The benefits of this strategy include:

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

     At June 30, 2004, we have 33 of the approximately 400 Barnes & Noble College Bookstores operating our Sight & Sound(R) system. Our average cost for outfitting a store is approximately $18,000. The initial five-year term of our agreement with Barnes & Noble College Bookstores expired in May 2004. Presently, we do not expect to continue installing Sight & Sound(R) systems in additional retail stores.

     At June 30, 2004, in connection with the proposed release of a new industrial hearing protection product, we anticipate incurring approximately $0.1 million in tooling costs payable as follows: one-quarter at inception, one-quarter with first shipment and the remainder based upon unit production, not to exceed twelve months.

     Other than the above-mentioned expenditures, there were no material commitments for capital expenditures as of June 30, 2004, and no material commitments are anticipated in the near future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposures include fluctuations in interest rates and foreign exchange rates. We are exposed to short-term interest rate risk on some of our obligations. We do not use derivative financial instruments to hedge cash flows for these obligations. In the normal course of business, we employ established policies and procedures to manage these risks.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2004 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in internal controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a discussion of our legal proceedings, see Note 11 - Litigation included in the notes to the condensed consolidated financial statements herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The table below identifies all unregistered sales of our securities from April 1, 2004 through June 30, 2004, as well as the amount and nature of the consideration paid by each purchaser. The issuances of these securities were not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D under the Act.


---------------------------------------------------------- --------------------------------- ---------------------------------------
SECURITY SOLD                                              PURCHASER(S)                      CONSIDERATION
------------------- -------------------------------------- --------------------------------- ---------------------------------------
Date of Sale        Amount and Type                        Name of Person/Entity to whom     Aggregate Amount and Type
                                                           securities were sold
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          04/01/04  NCT Convertible Note ($410,000.00      Carole Salkind                    $410,000 in cash
                    principal amount)
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          04/01/04  Warrant to purchase 6,750,000 shares   Carole Salkind                    Agreement to purchase NCT Convertible
                    of NCT commonstock at $0.053 per                                         Note
                    share
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          04/14/04  NCT Convertible Note ($400,000.00      Carole Salkind                    $400,000 in cash
                    principal amount)
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          04/14/04  Warrant to purchase 6,750,000 shares   Carole Salkind                    Agreement to purchase NCT Convertible
                    of NCT common stock at $0.0501                                           Note
                    per share
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          05/07/04  NCT Convertible Note ($400,000.00      Carole Salkind                    $400,000 in cash
                    principal amount)
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          05/07/04  Warrant to purchase 6,750,000 shares   Carole Salkind                    Agreement to purchase NCT Convertible
                    of NCT common  stock at $0.041                                           Note
                    per share
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          05/11/04  27 shares of Series H Convertible      Crammer Road LLC                  $230,000 in cash
                     Preferred Stock
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          05/21/04  NCT Convertible Note ($400,000.00      Carole Salkind                    $400,000 in cash
                    principal amount)
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          05/21/04  Warrant to purchase 6,750,000 shares   Carole Salkind                    Agreement to purchase NCT Convertible
                    of NCT common stock at $0.034 per                                        Note
                    share
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/04/04  NCT Convertible Note ($400,000.00      Carole Salkind                    $400,000 in cash
                    principal amount)
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/04/04  Warrant to purchase 6,750,000 shares   Carole Salkind                    Agreement to purchase NCT Convertible
                    of NCT commonstock at $0.031 per                                         Note
                    share
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/15/04  NCT Convertible Note                   Carole Salkind                    Cancellation and surrender of
                    ($2,793,668.42 principal amount)                                         $450,000.00, $980,802.25 and
                                                                                             $864,615.56 convertible notes dated
                                                                                             03/04/03, 03/13/03 and03/13/03 along
                                                                                             with accrued interest and
                                                                                             default penalty
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/15/04  Warrant to purchase 46,000,000         Carole Salkind                    Agreement to cancel and surrender
                    shares of NCT common stock at                                            convertible notes listed above
                    $0.027 per share



---------------------------------------------------------- --------------------------------- ---------------------------------------
SECURITY SOLD                                              PURCHASER(S)                      CONSIDERATION
------------------- -------------------------------------- --------------------------------- ---------------------------------------
Date of Sale        Amount and Type                        Name of Person/Entity to whom     Aggregate Amount and Type
                                                           securities were sold
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/15/04  NCT Convertible Note                   Carole Salkind                    Cancellation and surrender of
                    ($1,626,883.31 principal amount)                                         $450,000.00, $450,000.00 and
                                                                                             $450,000.00 convertiblenotes dated
                                                                                             04/02/03, 04/11/03 and 04/21/03 along
                                                                                             with accrued interest and default
                                                                                             penalty
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/15/04  Warrant to purchase 27,000,000         Carole Salkind                    Agreement to cancel and surrender
                    shares of NCT commonstock at                                             convertible notes listed above
                    $0.027 per share
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/15/04  NCT Convertible Note                   Carole Salkind                    Cancellation and surrender of
                    ($6,913,600.96 principalamount)                                          $580,650,27, $4,469,018.84, $474,154.08
                                                                                             and $425,000.00 convertible notes dated
                                                                                             09/11/03, 10/14/03, 11/21/03 and
                                                                                             11/21/03 along with accrued interest
                                                                                             and default penalty
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/15/04  Warrant to purchase 114,000,000        Carole Salkind                    Agreement to cancel and surrender
                    shares of NCT common stock at                                            convertible notes listed above
                     $0.027 per share
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/16/04  NCT Convertible Note ($425,000.00      Carole Salkind                    $425,000 in cash
                    principal amount)
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/16/04  Warrant to purchase 7,500,000 shares   Carole Salkind                    Agreement to purchase NCT Convertible
                    of NCT common stock at $0.027 per                                        Note
                    share
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/16/04  NCT Convertible Note ($400,000.00      Carole Salkind                    $400,000 in cash
                    principal amount)
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/16/04  Warrant to purchase 6,750,000 shares   Carole Salkind                    Agreement to purchase NCT Convertible
                    of NCT common stock at $0.027 per                                        Note
                    share
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/16/04  NCT Convertible Note                   Carole Salkind                    Cancellation and surrender of $400,000
                    ($459,659.88 principal amount)                                           convertible note dated 11/22/03 along
                                                                                             with accrued interest and default
                                                                                             penalty
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/16/04  Warrant to purchase 7,750,000 shares   Carole Salkind                    Agreement to cancel and surrender
                    of NCT common stock at $0.027 per                                        convertible note listed above
                    share
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/28/04  NCT Convertible Note                   Carole Salkind                    Cancellation and surrender of
                    ($4,383,902.01 principal amount)                                         $3,828,985 convertible note dated
                                                                                             12/15/03 along with accrued interest
                                                                                             and default penalty
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/28/04  Warrant to purchase 72,250,000         Carole Salkind                    Agreement to cancel and surrender
                    shares of NCT common stock at                                            convertible note listed above
                    $0.031 per share
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/30/04  NCT Convertible Note                   Carole Salkind                    Cancellation and surrender of
                    ($3,477,126.66 principal amount)                                         $3,050,000 convertible note dated
                                                                                             12/31/03 along with accrued interest
                                                                                             and default penalty
---------------------------------------------------------- --------------------------------- ---------------------------------------



---------------------------------------------------------- --------------------------------- ---------------------------------------
SECURITY SOLD                                              PURCHASER(S)                      CONSIDERATION
------------------- -------------------------------------- --------------------------------- ---------------------------------------
Date of Sale        Amount and Type                        Name of Person/Entity to whom     Aggregate Amount and Type
                                                           securities were sold
------------------- -------------------------------------- --------------------------------- ---------------------------------------
          06/30/04  Warrant to purchase 57,250,000         Carole Salkind                    Agreement to cancel and surrender
                    shares of NCT common stock at                                            convertible note listed above
                    $0.031 per share
------------------- -------------------------------------- --------------------------------- ---------------------------------------

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits:

4(a) Warrant dated April 1, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.053 per share, incorporated by reference to Exhibit 4(g) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-18267), filed on May 17, 2004.

4(b) Warrant dated April 14, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0501 per share, incorporated by reference to Exhibit 4(h) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-18267), filed on May 17, 2004.

4(c) Warrant dated May 7, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0410 per share, incorporated by reference to Exhibit 4(ds) of NCT's Pre-Effective Amendment No. 11 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on June 10, 2004.

4(d) Warrant dated May 21, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0340 per share, incorporated by reference to Exhibit 4(dt) of NCT's Pre-Effective Amendment No. 11 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on June 10, 2004.

4(e) Warrant dated June 4, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0310 per share, incorporated by reference to Exhibit 4(du) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(f) Warrant dated June 15, 2004 issued to Carole Salkind for the purchase of 46,000,000 shares of NCT common stock at a purchase price of $0.0270 per share, incorporated by reference to Exhibit 4(dv) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(g) Warrant dated June 15, 2004 issued to Carole Salkind for the purchase of 27,000,000 shares of NCT common stock at a purchase price of $0.0270 per share, incorporated by reference to Exhibit 4(dw) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(h) Warrant dated June 15, 2004 issued to Carole Salkind for the purchase of 114,000,000 shares of NCT common stock at a purchase price of $0.0270 per share, incorporated by reference to Exhibit 4(dx) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(i) Warrant dated June 16, 2004 issued to Carole Salkind for the purchase of 7,500,000 shares of NCT common stock at a purchase price of $0.0270 per share, incorporated by reference to Exhibit 4(dy) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(j) Warrant dated June 16, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0270 per share, incorporated by reference to Exhibit 4(dz) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(k) Warrant dated June 16, 2004 issued to Carole Salkind for the purchase of 7,750,000 shares of NCT common stock at a purchase price of $0.0270 per share, incorporated by reference to Exhibit 4(ea) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(l) Warrant dated June 28, 2004 issued to Carole Salkind for the purchase of 72,250,000 shares of NCT common stock at a purchase price of $0.0310 per share, incorporated by reference to Exhibit 4(eb) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(m) Warrant dated June 30, 2004 issued to Carole Salkind for the purchase of 57,250,00 shares of NCT common stock at a purchase price of $0.0310 per share, incorporated by reference to Exhibit 4(ec) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(n) Warrant dated July 16, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0290 per share, incorporated by reference to Exhibit 4(ed) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(o) Warrant dated July 16, 2004 issued to Carole Salkind for the purchase of 156,000,000 shares of NCT common stock at a purchase price of $0.0296 per share, incorporated by reference to Exhibit 4(ee) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(p) Warrant dated July 23, 2004 issued to Alpha Capital Aktiengesellschaft for the purchase of 5,555,556 shares of NCT common stock at an exercise price of the lesser of $0.0232 or 80% of the average of the closing bid price for the five days immediately preceding exercise, incorporated by reference to
               Exhibit 4(ef) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(q) Warrant dated July 23, 2004 issued to Longview Fund LP for the purchase of 6,944,445 shares of NCT common stock at an exercise price of the lesser of $0.0232 or 80% of the average of the closing bid price for the five days immediately preceding exercise, incorporated by reference to Exhibit 4(eg) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(a) Secured Convertible Demand Note in principal amount of $410,000.00 dated April 1, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(h) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-18267), filed on May 17, 2004.

10(b) Secured Convertible Demand Note in principal amount of $400,000.00 dated April 14, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(i) of NCT's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-18267), filed on May 17, 2004.

10(c) Secured Convertible Demand Note in principal amount of $400,000.00 dated May 7, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ei) of NCT's Pre-Effective Amendment No. 11 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on June 10, 2004.

10(d)          Securities  Purchase  Agreement  for the purchase of twenty seven
               (27) shares of Series H Convertible Preferred Stock dated May 11, 2004, between NCT and Crammer Road LLC, incorporated by reference to Exhibit 10(ej) of NCT's Pre-Effective Amendment No. 11 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on June 10, 2004.

10(e) Secured Convertible Demand Note in principal amount of $400,000.00 dated May 21, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ek) of NCT's Pre-Effective Amendment No. 11 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on June 10, 2004.

10(f)          Distribution  and  Marketing   Agreement  dated  April  21,  2003
               between Artera Group, Inc. and Avaya Inc, incorporated by reference to Exhibit 10(el) of NCT's Pre-Effective Amendment No. 11 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on June 10, 2004.

10(g) Amendment No. 1 dated October 8, 2003 to the Distribution and Marketing Agreement dated April 21, 2003 between Artera Group, Inc. and Avaya Inc, incorporated by reference to Exhibit 10(el)(1) of NCT's Pre-Effective Amendment No. 11 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on June 10, 2004.

10(h) Amendment No. 2 dated April 21, 2004 to the Distribution and Marketing Agreement dated April 21, 2003 between Artera Group, Inc. and Avaya Inc, incorporated by reference to Exhibit 10(el)(2) of NCT's Pre-Effective Amendment No. 11 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on June 10, 2004.

10(i) Amendment No. 3 dated May 19, 2004 to the Distribution and Marketing Agreement dated April 21, 2003 between Artera Group, Inc. and Avaya Inc, incorporated by reference to Exhibit 10(el)(3) of NCT's Pre-Effective Amendment No. 11 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on June 10, 2004.

10(j) Amendment No. 4 dated June 4, 2004 to the Distribution and Marketing Agreement dated April 21, 2003 between Artera Group, Inc. and Avaya Inc, incorporated by reference to Exhibit 10(el)(4) of NCT's Pre-Effective Amendment No. 11 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on June 10, 2004.

10(k) Consulting Agreement dated May 20, 2004 between the company and Kambrium AB, incorporated by reference to Exhibit 10(em) of NCT's Pre-Effective Amendment No. 11 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on June 10, 2004.

10(l) Secured Convertible Demand Note in principal amount of $400,000.00 dated June 4, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(em) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(m) Secured Convertible Note in principal amount of $2,793,668.42 dated June 15, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(en) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(n) Secured Convertible Note in principal amount of $1,626,883.31 dated June 15, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(eo) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(o) Secured Convertible Note in principal amount of $6,913,600.96 dated June 15, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ep) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(p) Secured Convertible Demand Note in principal amount of $425,000.00 dated June 16, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(eq) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(q) Secured Convertible Note in principal amount of $400,000.00 dated June 16, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(er) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(r) Secured Convertible Note in principal amount of $459,659.88 dated June 16, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(es) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(s) Amendment No. 5 dated June 18, 2004 to the Distribution and Marketing Agreement dated April 21, 2003 between Artera Group, Inc. and Avaya Inc., incorporated by reference to Exhibit 10(et) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(t) Amendment No. 6 dated June 25, 2004 to the Distribution and Marketing Agreement dated April 21, 2003 between Artera Group, Inc. and Avaya Inc., incorporated by reference to Exhibit 10(et)(1) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(u) Amendment No. 7 dated June 30, 2004 to the Distribution and Marketing Agreement dated April 21, 2003 between Artera Group, Inc. and Avaya Inc., incorporated by reference to Exhibit 10(et)(2) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(v) Secured Convertible Note in principal amount of $4,383,902.01 dated June 28, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(eu) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(w) Secured Convertible Note in principal amount of $3,477,126.66 dated June 30, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ev) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(x) Consulting Agreement dated July 1, 2004 between the company and Manatt Jones Global Strategies, LLC.

10(y) Secured Convertible Note in principal amount of $400,000 dated July 16, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ew) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(z) Secured Convertible Note in principal amount of $9,469,467.03 dated July 16, 2004 issued by the company to Carole Salkind, incorporated by reference to Exhibit 10(ex) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(aa) Subscription Agreement dated July 23, 2004 between NCT Group, Inc. and Alpha Capital Aktiengesellschaft and Longview Fund LP, incorporated by reference to Exhibit 10(ey) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(ab)         Security  Agreement  dated July 23, 2004  between NCT Group, Inc.
               and Alpha Capital Aktiengesellschaft and Longview Fund LP, incorporated by reference to Exhibit 10(ez) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(ac) Secured Convertible Note in principal amount of $400,000 dated July 23, 2004 issued by the company to Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(fa) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(ad) Secured Convertible Note in principal amount of $500,000 dated July 23, 2004 issued by the company to Longview Fund LP, incorporated by reference to Exhibit 10(fb) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(ae) Convertible Note in principal amount of $40,000 dated July 23, 2004 issued by the company to Libra Finance S.A, incorporated by reference to Exhibit 10(fc) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(af) Convertible Note in principal amount of $50,000 dated July 23, 2004 issued by the company to Bi-Coastal Consulting Corp., incorporated by reference to Exhibit 10(fd) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

31(a) Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934.

31(b) Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934.

32(a) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a - 14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

(b)            Reports filed on Form 8-K:

None.

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

                                        NCT GROUP, INC.


                                        By:   /s/ Michael J. Parrella
                                              ----------------------------------
                                              Michael J. Parrella
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors


                                        By:  /s/ Cy E. Hammond
                                             -----------------------------------
                                             Cy E. Hammond
                                             Senior Vice President,
                                             Chief Financial Officer


Dated: August 17, 2004