Form 10-Q
period 2004-09-30
NCT GROUP INC
filed 2004-11-15
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    September 30, 2004
                                  ------------------

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

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of November 12, 2004 was 641,970,392.


                                Table of Contents
                                                                                                         Page

Part I   Financial Information

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets at December 31, 2003 and September 30, 2004
           (unaudited))                                                                                    3
         Condensed Consolidated Statements of Operations (Unaudited) and Condensed Consolidated
          Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months
          Ended September 30, 2003 and 2004                                                                4
         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
          Ended September 30, 2003 and 2004                                                                5
         Notes to the Condensed Consolidated Financial Statements (Unaudited)                              6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            26
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       35
Item 4.  Controls and Procedures                                                                          35

Part II  Other Information

Item 1.  Legal Proceedings                                                                                36
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                      36
Item 6.  Exhibits                                                                                         37
Signatures                                                                                                42

PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Notes 1 and 6)


                                                                                              (in thousands, except share data)
                                                                                             December 31,           September 30,
                                                                                                 2003                   2004
                                                                                             --------------         --------------
ASSETS                                                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                                  $         988          $         795
  Investment in available-for-sale marketable securities                                                49                     32
  Accounts receivable, net                                                                             255                    743
  Inventories, net                                                                                     509                    519
  Other current assets (includes $138 and $28, respectively, due from officers)                        310                    136
                                                                                             --------------         --------------
          Total current assets                                                                       2,111                  2,225

Property and equipment, net                                                                            641                    526
Goodwill, net                                                                                        7,184                  7,184
Patent rights and other intangibles, net                                                             1,223                  1,121
Other assets                                                                                         1,616                    129
                                                                                             --------------         --------------
                                                                                             $      12,775          $      11,185
                                                                                             ==============         ==============
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                           $       2,905          $       1,720
  Accrued expenses  (includes $1,128 and $4,075, respectively, related parties)                     13,799                 17,644
  Notes payable                                                                                      3,403                    621
  Related party convertible notes (due to a stockholder)                                            28,650                 33,697
  Current maturities of convertible notes                                                            3,438                  4,416
  Deferred revenue                                                                                   2,763                  1,430
  Shares of subsidiary subject to exchange into a variable number of shares                            742                    704
  Other current liabilities                                                                          7,227                  6,987
                                                                                             --------------         --------------
          Total current liabilities                                                                 62,927                 67,239

Long-term liabilities:
  Deferred revenue                                                                                     535                      -
  Convertible notes                                                                                    675                      -
  Other liabilities                                                                                  1,536                     73
                                                                                             --------------         --------------
          Total long-term liabilities                                                                2,746                     73

Commitments and contingencies

Minority interest in consolidated subsidiaries                                                       8,313                  8,562
                                                                                             --------------         --------------

Capital deficit:
Preferred stock, $.10 par value, 10,000,000  shares authorized:
  Convertible series H preferred stock, issued and outstanding, 1,725 and
   1,752 shares, respectively; (redemption amount $20,700,000 and
   $20,970,000, respectively; liquidation amount $18,300,822 and $19,093,026, respectively)         18,301                 19,028
Common stock, $.01 par value, authorized 645,000,000 shares:
  issued and outstanding, 641,970,392 shares                                                         6,420                  6,420
Additional paid-in capital                                                                         205,102                235,943
Accumulated other comprehensive loss                                                                (1,170)                   (14)
Accumulated deficit                                                                               (289,864)              (326,066)
Common shares payable, 3,029,608 shares                                                                  -                      -
                                                                                             --------------         --------------
          Total capital deficit                                                                    (61,211)               (64,689)
                                                                                             --------------         --------------
                                                                                             $      12,775          $      11,185
                                                                                             ==============         ==============
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)


                                                                                      (in thousands, except per share amounts)
                                                                                  Three months ended             Nine months ended
                                                                                     September 30,                  September 30,
                                                                                -------------------------    -----------------------
                                                                                   2003           2004          2003         2004
                                                                                -----------   -----------    ----------   ----------
REVENUE:
  Technology licensing fees and royalties                                       $      711    $      982     $   2,022    $   2,665
  Product sales, net                                                                   446           418         1,322        1,301
  Advertising                                                                           33            35            53          103
  Engineering and development services                                                   -             4            25            4
                                                                                -----------   -----------    ----------   ----------
       Total revenue                                                                 1,190         1,439         3,422        4,073

COSTS AND EXPENSES:
  Cost of product sales                                                                215           193           603          632
  Cost of advertising                                                                    5             4             9           12
  Selling, general and administrative (includes $941, $45 $3,755,
    and $135, respectively, related party consulting expenses)                       3,070         2,552        10,112        6,798
  Research and development                                                             870           943         2,702        3,113
  Other operating income                                                               (80)            -          (102)           -
                                                                                -----------   -----------    ----------   ----------
       Total operating costs and expenses                                            4,080         3,692        13,324       10,555
Non-operating items:
  Other (income) expense, net (includes related party expenses
    of $618, $1,321, $1,090 and $4,704, respectively)                               (3,636)       (3,194)       (2,205)         685
  Interest expense, net (includes related party expenses
    of $2,862, $10,937, $7,638 and $28,162, respectively)                            3,058        11,355         9,307       29,035
                                                                                -----------   -----------    ----------   ----------
       Total costs and expenses                                                      3,502        11,853        20,426       40,275
                                                                                -----------   -----------    ----------   ----------

NET LOSS                                                                        $   (2,312)   $  (10,414)    $ (17,004)   $ (36,202)

Less:  Preferred stock dividends                                                       262           260           795          771
         Beneficial conversion feature                                                   -             -             -          104
         Non-registration charges                                                      494           532         1,749          824
         Non-conversion/exchange charges                                                 -         1,039             -        2,741
                                                                                -----------   -----------    ----------   ----------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                        $   (3,068)   $  (12,245)    $ (19,548)   $ (40,642)
                                                                                ===========   ===========    ==========   ==========

Basic and diluted loss per share attributable to
  common stockholders                                                           $    (0.01)   $    (0.02)    $   (0.04)   $   (0.06)
                                                                                ===========   ===========    ==========   ==========
Weighted average common shares outstanding -
  basic and diluted                                                                570,030       645,000       536,092      645,000
                                                                                ===========   ===========    ==========   ==========


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
                                                                                                     (in thousands)
                                                                                   Three months ended           Nine months ended
                                                                                     September 30,                September 30,
                                                                                -------------------------    -----------------------
                                                                                      2003          2004          2003         2004

NET LOSS                                                                        $   (2,312)   $  (10,414)    $ (17,004)   $ (36,202)
Other comprehensive income (loss):
  Currency translation adjustment                                                     (158)        1,213          (162)       1,110
  Unrealized loss on marketable securities/Adjustment of unrealized loss                 7           (18)           (2)          46
                                                                                -----------   -----------    ----------   ----------
COMPREHENSIVE LOSS                                                              $   (2,463)   $   (9,219)    $ (17,168)   $ (35,046)
                                                                                ===========   ===========    ==========   ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 3)
(Unaudited)


                                                                                                         (in thousands)
                                                                                                  Nine months ended September 30,
                                                                                                  ----------------------------------
                                                                                                     2003                   2004
                                                                                                  -------------        -------------

Cash flows from operating activities:
  Net loss                                                                                        $   (17,004)         $   (36,202)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                         571                  290
    Common stock, warrants and options issued as consideration for:
       Operating expenses (includes $3,665 and zero of related party consulting, respectively)          3,746                  170
    Common stock of subsidiary conveyed as consideration for operating expenses                             -                   46
    Provision for inventory                                                                              (105)                 (47)
    Provision for doubtful accounts and uncollectible amounts                                              20                   91
    Loss on disposition of fixed assets                                                                    33                    1
    Gain on settlement of lawsuit                                                                      (4,888)                   -
    Gain on dissolution of Artera International                                                             -               (4,567)
    Finance costs associated with non-registration of common shares                                     2,031                  526
    Finance costs associated with non-conversion or exchange for common shares                              -                    -
    Preferred stock dividends as interest                                                                   6                   16
    Default penalty on notes (related party)                                                            1,090                4,704
    Amortization of discounts on notes (includes $3,208 and $12,349,
      respectively, with related parties)                                                               3,842               12,371
    Amortization of beneficial conversion feature on convertible notes (includes
      $3,027 and $13,243, respectively, with related parties)                                           3,147               13,306
    Issuance of convertible note for placement fees                                                        40                    -
    Realized loss on fair value of warrant                                                                  1                    -
    Realized loss on available-for-sale securities                                                          -                   77
    Settlement of debt                                                                                   (231)                   -
    Changes in operating assets and liabilities, net of acquisitions:
       Increase in accounts receivable                                                                   (213)                (476)
       Decrease in inventories                                                                            218                   38
       Decrease in other assets                                                                           163                  170
       Increase in accounts payable and accrued expenses                                                  983                3,910
       Decrease in other liabilities and deferred revenue                                              (1,120)              (1,623)
                                                                                                  -------------        -------------
    Net cash used in operating activities                                                         $    (7,670)            $ (7,199)
                                                                                                  -------------        -------------
Cash flows from investing activities:
     Capital expenditures                                                                         $      (127)               $ (72)
                                                                                                  -------------        -------------
       Net cash used in investing activities                                                      $      (127)               $ (72)
                                                                                                  -------------        -------------
Cash flows from financing activities:
     Proceeds from:
       Convertible notes and notes payable, net                                                   $     7,820              $ 7,133
       Repayment of notes                                                                                (298)                 (80)
                                                                                                  -------------        -------------
       Net cash provided by financing activities                                                  $     7,522              $ 7,053
                                                                                                  -------------        -------------
Effect of exchange rate changes on cash                                                           $        (1)                $ 25
                                                                                                  -------------        -------------
Net decrease in cash and cash equivalents                                                                (276)                (193)
Cash and cash equivalents - beginning of period                                                           806                  988
                                                                                                  -------------        -------------
Cash and cash equivalents - end of period                                                         $       530                $ 795
                                                                                                  =============        =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   Basis of Presentation:

     Throughout this document, "NCT" (which may be referred to as the "company," "we," "our" or "us") means NCT Group, Inc. or NCT Group, Inc. and its subsidiaries, as the context requires. The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003 contained in the company's Annual Report on Form 10-K.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     We have experienced substantial losses from operations since our inception, which cumulatively amounted to $326.1 million through September 30, 2004. Cash and cash equivalents amounted to $0.8 million at September 30, 2004, decreasing from $1.0 million at December 31, 2003. A working capital deficit of $65.0 million existed at September 30, 2004. We were in default of $0.5 million of our notes payable and $5.5 million of our convertible notes at September 30, 2004 and were subject to a judgment of approximately $2.1 million (excluding accrued interest at 10%). Our management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenue derived from technology licensing fees and royalties and product sales. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers.

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at September 30, 2004 about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

2.   Stock-Based Compensation:

     We have elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based
Compensation - Transition and Disclosure." Accordingly, we account for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss attributable to common stockholders, as options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. During 2004, we granted options and stock awards under the 2001 Stock and Incentive Plan (the "2001 Plan") for an aggregate of 29,380,000 shares of our common stock at exercise prices reflecting market prices on the dates of grant (see Note 9). Of these grants, 27,380,000 were granted to officers, directors and employees. At September 30, 2004, we have options outstanding under our 1992 Stock Incentive Plan and 2001 Plan. In addition, options are outstanding that have been granted to consultants outside of our stockholder approved stock-based compensation plans. The following table illustrates the effect on net loss attributable to common stockholders and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS 148, to stock-based employee compensation:



                                                                  (in thousands, except per share amounts)
                                                             Three months ended               Nine months ended
                                                                September 30,                   September 30,
                                                         ---------------------------     ---------------------------
                                                             2003           2004             2003           2004
                                                         ------------   ------------     ------------   ------------

Net loss attributable to common stockholders             $    (3,068)   $   (12,245)     $   (19,548)   $   (40,642)
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects             (876)           (41)          (1,011)          (943)
                                                         ------------   ------------     ------------   ------------
Pro forma net loss attributable to common stockholders   $    (3,944)   $   (12,286)     $   (20,559)   $   (41,585)
                                                         ============   ============     ============   ============
Net loss per common share (basic and diluted):
  As reported                                            $     (0.01)   $     (0.02)     $     (0.04)   $     (0.06)
                                                         ============   ============     ============   ============
  Pro forma                                              $     (0.01)   $     (0.02)     $     (0.04)   $     (0.06)
                                                         ============   ============     ============   ============


     Since the options granted vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three and nine months ended September 30, 2003 and 2004, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

3.   Other Financial Data:

Balance Sheet Items

     Investments in marketable securities include available-for-sale securities at market value. The following table displays the market value; cost basis and realized/unrealized gain (loss) of NCT's available-for-sale securities (in thousands):


                     Adjusted                    Market                                      Adjustment                  Market
                    Cost Basis    Unrealized     Value                       Unrealized    of Unrealized   Realized      Value
                     01/01/03    Gain (Loss)    12/31/03     Additions          Gain            Loss         Loss       09/30/04
                    ----------   -----------   ----------   -----------      -----------   --------------  ----------  ----------
Available-for-sale:
   ITC              $       94   $      (56)   $       38   $       13  (a)  $        -    $        38     $     (77)  $      12
  Teltran                    8            3            11            -                9                            -          20
                    ----------   -----------   ----------   -----------      -----------   --------------  ----------  ----------
     Totals         $      102   $      (53)   $       49   $       13       $        9    $        38     $     (77)  $      32
                    ==========   ===========   ==========   ===========      ===========   ==============  ==========  ==========


Footnote:
--------
     (a) Represents shares previously classified as "Other assets" valued at $5.00 per share as such shares were, by contract, available to offset an amount due to Infinite Technology Corporation ("ITC"). As a result of the cross-release entered into on March 31, 2004 (see below), NCT was released from the amount due and these shares were reclassified as marketable securities at their market value at that date.

     We review declines in the value of our investment portfolio when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. We consider all available evidence to evaluate the realizable value of our investments and to determine whether the decline in realizable value may be other-than-temporary. During the nine months ended September 30, 2004, we recognized an other-than-temporary decline of approximately $0.1 million.

          Accounts receivable comprise the following (in thousands):

                                                December 31,    September 30,
                                                    2003             2004
                                               -------------    -------------
Technology license fees and royalties          $        278     $        682
Joint ventures and affiliates                            34               34
Other receivables                                       284              356
                                               -------------    -------------
                                               $        596     $      1,072
Allowance for doubtful accounts                        (341)            (329)
                                               -------------    -------------
  Accounts receivable, net                     $        255     $        743
                                               =============    =============


          Inventories comprise the following (in thousands):

                                                December 31,    September 30,
                                                   2003              2004
                                               -------------    -------------
Finished goods                                 $        588     $        528
Components                                              203              226
                                               -------------    -------------
                                               $        791     $        754
Reserve for obsolete and slow moving inventory         (282)            (235)
                                               -------------    -------------
  Inventories, net                             $        509     $        519
                                               =============    =============

          Other current assets comprise the following (in thousands):

(In thousands of dollars)
                                                 December 31, September 30,
                                                   2003             2004
                                               -------------    -------------
Notes receivable                               $      1,000     $      1,000
Due from officers                                       138                -
Due from former officer (Note 10)                         -              132
Other                                                   172              107
                                               -------------    -------------
                                               $      1,310     $      1,239
Reserve for uncollectible amounts (Note 10)          (1,000)          (1,103)
                                               -------------    -------------
  Other current assets                         $        310     $        136
                                               =============    =============


          Other assets (long-term) comprise the following (in thousands):

                                                 December 31, September 30,
                                                   2003             2004
                                               -------------    -------------

Marketable ITC securities (a)                  $      1,320     $          -
Advances and deposits                                    73               72
Deferred charges                                        223               57
                                               -------------    -------------
  Other assets (classified as long term)       $      1,616     $        129
                                               =============    =============


Footnote:
--------
     (a) Valued at agreed amount of $5.00 per share returnable to ITC in settlement of an obligation at December 31, 2003. The market value of these shares at December 31, 2003, if they had not been returnable in settlement of the obligation, would have been less than $0.1 million.

     On March 31, 2004, ITC, Advancel and NCT entered into a cross-release agreement that released the parties from any and all claims, through the date of the cross-release, under prior agreements and acknowledged our ownership of ITC common stock. The agreement resulted in the elimination of $1.4 million as an obligation of Advancel and the reduction in the carrying amount of the ITC common stock to its fair value (see other liabilities below). The effects of this release were a decrease in liabilities and other assets of $1.4 million and $1.3 million, respectively, and an increase in paid-in capital of $0.1 million.

          Property and equipment comprise the following (in thousands):

                                   December 31,   September 30,
                                       2003           2004
                                   ------------   ------------
Machinery and equipment            $     1,210    $   1,279
Furniture and fixtures                     622          576
Leasehold improvements                     392          391
Tooling                                    632          495
Other                                      429          430
                                   ------------   ------------
                                   $     3,285    $   3,171
Accumulated depreciation                (2,644)      (2,645)
                                   ------------   ------------
  Property and equipment, net      $       641    $     526
                                   ============   ============


     Depreciation expense for the nine months ended September 30, 2003 and 2004 was approximately $0.4 and $0.2 million, respectively.

         Accrued expenses comprise the following (in thousands):

                                                December 31,    September 30,
                                                   2003             2004
                                               -------------    -------------
Non-registration fees                          $      3,147     $      4,112
Interest                                              1,484            1,783
Interest due to a related party                         818              849
Judgments                                             2,072            2,066
Non-conversion fees due to a related party                -            2,741
Non-registration fees due to a related party              -              385
Default penalties due to a related party                  -               40
Consulting fees due to a related party                  310              445
Executive compensation payable                          378            1,401
Commissions payable                                     276              361
Legal fees                                              669              563
Other                                                 4,645            2,918
                                               -------------    -------------
  Accrued Expenses                             $     13,799     $     17,644
                                               =============    =============


         Deferred revenue comprise the following (in thousands):

                                                December 31,    September 30,
                                                   2003             2004
                                               -------------    -------------
New Transducers Ltd.                           $      2,675     $      1,070
Other                                                   623              360
                                               -------------    -------------
                                               $      3,298     $      1,430
Less: amount classified as current                   (2,763)          (1,430)
                                               -------------    -------------
  Deferred revenue (classified as long term)   $        535     $          -
                                               =============    =============


     As of September 30,2004, we do not expect to realize any additional cash from revenue that has been deferred.


         Other current liabilities comprise the following (in thousands):


                                                        December 31,    September 30,
                                                          2003              2004
                                                       -------------    -------------
License reacquisition payable                          $      4,000     $      4,000
Development fee payable                                         650              650
Royalty payable                                               1,679            1,679
Due to selling shareholders of Theater Radio Network            557              557
Due to Lernout & Hauspie                                        100              100
Advance by investor                                             230                -
Other                                                            11                1
                                                       -------------    -------------
  Other current liabilities                            $      7,227     $      6,987
                                                       =============    =============

         Other liabilities (long-term) comprise the following (in thousands):

                                                December 31,    September 30,
                                                   2003             2004
                                               -------------    -------------
Due to ITC (a)                                 $      1,422     $          -
Other                                                   114               73
                                               -------------    -------------
  Other liabilities (classified as long term)  $      1,536     $         73
                                               =============    =============


Footnote:
--------
     (a) Refer to the discussion of the ITC cross-release agreement under other assets (long-term) above.

Statements of Operations Information

         Other operating income consisted of the following:



                                                                      (in thousands)
                                                    Three months ended             Nine months ended
                                                      September 30,                  September 30,
                                                --------------------------     --------------------------
                                                   2003            2004           2003           2004
                                                -----------    -----------     -----------    -----------
Settlement of accounts payable                  $      (31)    $        -      $      (49)    $        -
Other                                                  (49)             -             (53)             -
                                                -----------    -----------     -----------    -----------
  Other operating income                        $      (80)    $        -      $     (102)    $        -
                                                ===========    ===========     ===========    ===========

Non-operating Other expense, net consisted of the following:

         Non-operating other (income)/expense, net consisted of the following:



                                                                      (in thousands)
                                                    Three months ended             Nine months ended
                                                      September 30,                   September 30,
                                                --------------------------     --------------------------
                                                   2003            2004           2003           2004
                                                -----------    -----------     -----------    -----------
Finance costs associated with non-registration
  of common shares                              $      613     $       74      $    2,031     $     526
Default penalties on debt                              619          1,321           1,090         4,704
Dissolution of Artera International                      -         (4,567)(a)           -        (4,567) (a)
Settlement of notes payable                              -              -             (27)            -
Litigation settlement                               (4,888)             -          (5,317)            -
Other                                                   20            (22)             18            22
                                                -----------    -----------     -----------    -----------
  Other (income)/expense, net                   $   (3,636)    $    (3,194)    $   (2,205)    $     685
                                                ===========    ===========     ===========    ===========

Footnote
--------
     (a) The three and nine months ending September 30, 2004 included a $4.6 million gain on the dissolution and liquidation of Artera Group International Limited, a United Kingdom limited company. On April 5, 2002 Artera International ceased its Internet service provider operations and entered into liquidation proceedings. On July 22, 2004 the liquidator concluded the liquidation of Artera International and the notification was registered at Companies House in the UK on July 27, 2004. On October 27, 2004 the Registrar of Companies removed Artera International from its register.

     We include losses from our majority-owned subsidiaries in our condensed consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of the minority shareholders' interests. Losses in excess of that amount are borne by us. Such amounts from our Pro Tech Communications, Inc. subsidiary borne by us for the three and nine months ended September 30, 2004 were approximately
$47,000 and $136,000, respectively. Future earnings of our majority-owned subsidiaries otherwise attributable to minority shareholders' interests will be allocated again to minority shareholders only after future earnings are sufficient to recover the cumulative losses previously absorbed by us ($2.3 million at September 30, 2004).


Supplemental Cash Flow Information


                                                                                               (in thousands)
                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                     ---------------------------------------
                                                                                             2003                 2004
                                                                                     ------------------   ------------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                           $              35                 $ 20
                                                                                     ==================   ==================
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized holding loss on available-for-sale securities                           $              (2)               $ (30)
                                                                                     ==================   ==================
  Finance costs associated with non-registration of common shares
   on preferred stock of subsidiary                                                  $           1,749    $            439
                                                                                     ==================   ==================
  Finance costs associated with non-conversion for common on preferred stock         $               -    $           2,741
                                                                                     ==================   ==================
  Receipt of common stock of subsidiary as consideration for license amendment       $               -    $             275
                                                                                     ==================   ==================
  Receipt of common stock of subsidiary for payment of note receivable               $               -    $             640
                                                                                     ==================   ==================
  Issuance of preferred stock for advance by investor in prior years                 $               -    $             230
                                                                                     ==================   ==================
  Principal on convertible notes and notes payable rolled into new notes             $               -    $          46,637
                                                                                     ==================   ==================
  Interest on convertible notes and notes payable rolled into new notes              $               -    $           2,540
                                                                                     ==================   ==================
  Default penalty on convertible notes rolled into new notes                         $               -    $           4,664
                                                                                     ==================   ==================
  Issuance of common stock upon conversion of preferred stock and dividends          $             785    $               -
                                                                                     ==================   ==================
  Issuance of common stock upon exchange of convertible notes of subsidiary          $           1,754    $               -
                                                                                     ==================   ==================
  Issuance of common stock to fulfill common stock payable obligation                $           2,296    $               -
                                                                                     ==================   ==================
  Issuance of common stock to settle litigation                                      $           4,125    $               -
                                                                                     ==================   ==================

4.   Capital Deficit:

     The changes in capital deficit during the nine months ended September 30, 2004 were as follows (in thousands):


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                         Series H                                                  Accumulated
                                        Convertible                                                   Other
                                       Preferred Stock    Common Stock     Additional    Accumu-     Compre-    Common
                                       ---------------    ------------      Paid-in       lated      hensive    Shares
                                       Shares   Amount    Shares  Amount    Capital       Deficit      Loss     Payable     Total
                                       ---------------    ---------------   ----------   ---------   --------   --------  ----------
Balance at December 31, 2003               2  $18,301     641,970  $6,420   $ 205,102   $(289,864)   $(1,170)    $   -    $ (61,211)
Sale of preferred stock, net               -      205           -       -          25           -          -         -          230
Beneficial conversion feature
  on preferred stock                       -     (104)          -       -         104           -          -         -            -
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                -      626           -       -        (626)          -          -         -            -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders        -        -           -       -        (249)          -          -         -         (249)
Charges for the non-registration of the
  underlying shares of NCT common stock
  to subsidiary preferred shareholders     -        -           -       -        (824)          -          -         -         (824)
Charges for the non-conversion/exchange
  for common stock of NCT to NCT and
  subsidiary preferred shareholders        -        -           -       -      (2,741)          -          -         -       (2,741)
Warrants issued in conjunction with
  convertible debt                         -        -           -       -      17,162           -          -         -       17,162
Beneficial conversion feature on
  convertible debt                         -        -           -       -      17,619           -          -         -       17,619
Net loss                                   -        -           -       -           -     (36,202)         -         -      (36,202)
Accumulated other comprehensive loss       -        -           -       -           -           -      1,156         -        1,156
Compensatory stock options and warrants    -        -           -       -         170           -          -         -          170
Other                                      -        -           -       -         201           -          -         -          202
                                          --- -------     -------  ------   ---------   ----------   --------    ------   ----------
Balance at September 30, 2004              2  $19,028     641,970  $6,420   $ 235,943   $(326,066)   $   (14)    $   -    $ (64,689)
                                          === =======     =======  ======   =========   ==========   ========    ======   ==========


5.   Notes Payable:



                                                                                      (in thousands)
                                                                                December 31,    September 30,
                                                                                    2003            2004
                                                                                ------------    ------------
Logical eBusiness Solutions Limited (f/k/a DataTec)                             $      2,679    $          -
  Obligation of subsidiary to a prior owner of Web Factory;
  past due; payable in 1,500 British Pounds Sterling;
  interest accrues at 4% per annum above the base rate
  of National Westminister Bank plc.
Note due investor (a)                                                                    385             385
  Interest at 8% per annum payable at maturity;  effective interest rate of 80.3% per annum resulting from the issuance of warrants and finders fees; matured April 7, 2003; default interest accrues at 18% per annum.
Note due stockholder of subsidiary                                                       142              49
  Interest at 8.5% per annum; monthly payments (including interest)
  of $3.5 through May 2004, remainder matured June 27, 2004.
  Remainder rolled into note bearing interest at 8.5% per annum; monthly payments (including interest) of $3.5 through May 2005, remainder matures
  June 27, 2005.
Note due former employee (a)                                                             100             100
  Interest at 8.25% per annum, compounded annually.
Other financings                                                                          97              87
  Interest ranging from 7% to 9% per annum;
   $35 due July 15, 2003 (a); $52 all other.
                                                                                ------------    ------------
                                                                                $      3,403    $        621
                                                                                ============    ============

Footnote:
--------
     (a)  Notes payable are in default due to nonpayment.


6.   Convertible Notes Payable:



                                                                                        (in thousands)
                                                                                 December 31,       September 30,
Related Party Convertible Notes                                                      2003               2004
                                                                                ---------------    ---------------
Issued to Carole Salkind - related party (a)                                    $       33,824     $       47,288
  Weighted average effective interest rate of 110.9% per annum; accrues interest at 8% per annum; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.020 - $0.037 or exchangeable for common stock of NCT subsidiaries except Pro Tech; maturing by quarter as follows:
                                  2003         2004
                              -----------   -----------
     Past due                 $         -   $       400
     On demand                      3,050           425
     March 31,                     11,163        26,408
     June 30,                      19,611             -
     December 31,                       -        20,055
  Less: unamortized debt discounts                                                      (5,174)           (13,591)
                                                                                ---------------    ---------------
                                                                                $       28,650     $       33,697
                                                                                ===============    ===============



                                                                                        (in thousands)
                                                                                 December 31,       September 30,
Convertible Notes                                                                    2003               2004
                                                                                ---------------    ---------------
8% Convertible Notes (b)                                                        $        1,651     $        2,641
  Weighted average effective interest rate of 30.8% per annum;
  convertible into NCT common stock at various rates; matures:
                                  2003         2004
                              -----------   -----------
     March 14, 2002           $        17   $        17
     April 12, 2002                     9            9
     January 10, 2004                 550          550
     March 11, 2004                   400          400
     April 22, 2005                   235          235
     September 4, 2005                440          440
     July 23, 2006                                 990

6% Convertible Notes (c)                                                                 2,474              2,474
  Weighted average effective interest rate of 85.8% per annum;
  exchangeable into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
                                  2003         2004
                              -----------   -----------
     January 9, 2002          $       818   $       818
     April 4, 2002                    325           325
     May 25, 2002                      81            81
     June 29, 2002                  1,250         1,250
                                                                                ---------------    ---------------
                                                                                $        4,125     $        5,115
  Less: unamortized debt discounts                                                         (12)              (699)
  Less: amounts classified as long term                                                   (675)                 -
                                                                                ---------------    ---------------
                                                                                $        3,438     $        4,416
                                                                                ===============    ===============


Footnotes:
---------
     (a) During the nine months ended September 30, 2004, we issued an aggregate of $60.1 million of convertible notes to Carole Salkind, a stockholder of NCT, an accredited investor and spouse of a former director of NCT. These notes are secured by substantially all of our assets. During the nine months ended September 30, 2004, we defaulted on payment of all notes upon their maturity and upon receipt of demand for payment for an aggregate principal amount of $47.0 million. For the nine months ended September 30, 2004, an aggregate of $46.6 million principal was rolled into new notes along with default penalties ($4.7 million) and accrued interest ($2.5 million) aggregating $53.8 million. We are currently in negotiation to cure the remaining $0.4 million principal in default. In addition, we issued notes aggregating $6.3 million in consideration of new funding from Carole Salkind. During the nine months ended September 30, 2004, we recorded original issue discounts of $16.9 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 9). In addition, beneficial conversion features totaling $17.1 million have been recorded as a discount to the notes. These discounts are amortized over the terms of the related notes. The notes entered into during the first quarter of 2004 were payable on demand requiring an immediate expensing of their related discounts. The majority of the notes entered into during the second and third quarter of 2004 had a six-month maturity. For the three and nine months ended September 30, 2004, $10.0 million and $25.6 million, respectively, of amortization related to these and prior discounts is classified as interest expense in our condensed consolidated statements of operations. Unamortized discounts of $13.6 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of September 30, 2004. The default provisions in these notes impose a penalty of 10% of the principal payments in default and interest calculated from the date of default at the stated interest rate of the note plus 5%. As of September 30 2004, $40,000 of accrued default penalties are included in accrued expenses on our condensed consolidated balance sheet.

     (b) Notes totaling $26,000 are convertible at 80% of the lowest closing bid price of our common stock for the five days preceding conversion; a note totaling $0.6 million is convertible at the lower of $0.07 per share or 80% of the lowest closing bid price for the five days preceding conversion; a note totaling $0.4 million is convertible at $0.0647 per share; a note totaling $0.2 million is convertible at $0.04 per share and notes totaling approximately $0.4 million are convertible at 80% of the average of the closing bid price for the five days preceding conversion.

          On July 23, 2004, we issued subordinated secured convertible notes to Alpha Capital Aktiengesellschaft and Longview Fund LP for an aggregate principal amount of $0.9 million. These notes are secured by substantially all of our assets. In addition, we issued unsecured convertible notes to Libra Finance S.A. and Bi-Coastal Consulting Corp., as finders, in the aggregate principal amount of $0.1 million. The net proceeds of approximately $0.9 million were used for working capital requirements. The notes mature on July 23, 2006 and bear interest at 8% per annum, payable at maturity. Until the notes are paid in full, the holders have the right to convert any outstanding principal of the notes and, at their election, the interest accrued on the notes into shares of our common stock at a conversion price per share of the lesser of $0.0232 or 80% of the average of the closing bid price for the five days immediately preceding conversion. Discount features were recorded to the notes and are being amortized over the term of the notes. For the three and nine months ended September 30, 2004, $0.1 of amortization related to these discounts is classified as interest expense in our condensed consolidated statements of operations.

          The convertible note for $0.6 million is collateralized by substantially all of the assets of our subsidiary, Artera Group, Inc. Beneficial conversion features were recorded as a discount to the notes and are being amortized over the term of the notes. For the three and nine months ended September 30, 2004, zero and approximately $11,000, respectively, of amortization related to these discounts is classified as interest expense in our condensed consolidated statements of operations. We did not fulfill registration obligations and settled finance costs associated with non-registration of common shares underlying convertible notes during 2003.

          We are in default on convertible notes aggregating $1.0 million due to a cross default provision and nonpayment. In addition, we are in default on convertible notes aggregating $0.6 million due to a cross default provision. We are also default on convertible notes aggregating $1.0 effective August 31, 2004 due to our inability to reserve shares of our common stock issuable upon conversion of these notes.

     (c) We were obligated but unable to register for resale shares of our common stock issuable upon exchange of these notes at various dates during 2001. For the three and nine months ended September 30, 2004, we have recorded charges of approximately $0.1 million and $0.5 million, respectively, as a component of finance costs associated with non-registration of common shares underlying convertible notes included in other expense, net (see Note 3). The aggregate outstanding debt of $2.5 million is in default for nonpayment. These notes are senior debt of Artera Group. We had received requests for exchange of subsidiary convertible notes into our common stock and have been unable to fulfill such requests. The note holders granted a waiver related to these requests. The waivers expired on April 10, 2004. and have not been renegotiated.

7.   Shares of Subsidiary Subject to Exchange into a Variable Number of Shares:

     The monetary value of Pro Tech series A and B convertible preferred stock was $0.7 million in our condensed consolidated balance sheet at September 30, 2004, which is comprised of $0.6 million of shares plus the accrued dividends of approximately $0.1 million. We would have to issue approximately 31.9 million shares of our common stock if settlement of the stated value had occurred as of September 30, 2004. We have the option to settle the accrued dividends in cash or common stock. As of September 30,

2004, settlement in common stock for the accrued dividends would require the issuance of approximately 4.2 million shares of our common stock. There is no limit on the number of shares of common stock that we could be required to issue upon exchange of the Pro Tech series A and B preferred stock.

     During the nine months ended September 30, 2004, 40 shares of Pro Tech series B preferred stock plus accrued dividends were converted into 2,522,042 shares of Pro Tech common stock. At September 30, 2004, there were 50 shares of Pro Tech series A preferred stock and 460 shares of Pro Tech series B preferred stock outstanding. For the three and nine months ended September 30, 2004, we calculated the 4% dividends earned by holders of the Pro Tech series A and B preferred stock at approximately $5,000 and $16,000, respectively. Following adoption of SFAS No. 150 effective July 1, 2003, this amount is included in interest expense.

8.   Commitments and Contingencies:

     On September 30, 2004, we entered into an amended and restated private equity credit agreement with Crammer Road LLC ("Crammer Road"), a Cayman Islands limited liability company. The September 30, 2004 private equity credit agreement superseded and replaced a private equity credit agreement dated July 25, 2002 between us and Crammer Road. The new agreement permits us to sell to Crammer Road shares of our common stock having an aggregate value of up to $50 million (the maximum commitment amount), in exchange for cash, pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5 million of our common stock (the minimum commitment amount), in exchange for cash. All sales of our common stock to Crammer Road pursuant to the agreement will be at a 9% discount from the market price of our common stock (defined as the average of the lowest closing bid price for any three trading days during the ten trading days immediately following the put date). We are obligated to register for resale shares of our common stock sold pursuant to the agreement in an amount no less than the number of shares for which puts are made, but in no event less than 150% of the minimum commitment amount. In order for us to be able to sell shares to Crammer Road pursuant to the agreement, we must obtain stockholder approval of an amendment to our Second Restated Certificate of Incorporation to sufficiently increase the number of authorized shares of our common stock and must establish and maintain an effective registration statement with the Securities and Exchange Commission to permit the resale of shares sold to Crammer Road pursuant to the agreement.

9.   Capital Stock:

Common Shares Available for Future Issuance

     At September 30, 2004, we were required to reserve for issuance approximately 6.6 billion shares of common stock calculated at the $0.020 price per share on that date (or the discount therefrom as provided under applicable exchange or conversion agreements). At September 30, 2004, the number of shares required to be reserved for issuance exceeded the number of authorized but unissued shares of our common stock. As a result, at our next stockholder meeting, we intend to seek stockholder approval of an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock. At September 30, 2004, we have been unable to satisfy valid conversion, exchange and share issuance requests to issue approximately 157.6 million shares of our common stock because of an insufficient number of authorized but unissued shares.

NCT Group, Inc. Preferred Stock

     At September 30, 2004, we had one designation of issued and outstanding preferred stock, our series H convertible preferred stock, consisting of 2,100 designated shares. We are obligated to register for resale shares of our common stock issuable upon the conversion of the 1,752 issued and outstanding shares of series H preferred stock at September 30, 2004. The series H preferred stock is senior in rank to our common stock and has a liquidation value equal to the dividends plus the stated value ($10,000 per share) in the case of our liquidation, dissolution or winding up. The holder of our series H preferred stock (Crammer Road) has no voting rights (except as may be required by law). Each share of series H preferred stock is convertible into shares of our common stock at 75% of the average closing bid price of our common stock for the five-day trading period immediately preceding conversion. Crammer Road is subject to a limitation on its percentage ownership of our outstanding common stock. The series H preferred stock is redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H was originally issued and the redemption date. The redemption price ranges from 85% of stated value (within three months of issuance) to 120% of stated value (after nine months from issuance). On May 11, 2004, we issued 27 shares ($270,000 stated value) of our series H preferred stock to Crammer Road for cash advanced in prior years of $230,000 less related fees of $24,500. In connection with the issuance, a beneficial conversion feature of $0.1 million was recorded as a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature was immediately amortized because the series H preferred is eligible to be converted on the date of issuance. For the nine months ended September 30, 2004, amortization of the beneficial conversion feature on the series H preferred stock was $0.1 million. For the three and nine months ended September 30, 2004, we calculated the 4% dividends earned by the holder of the outstanding series H preferred stock at approximately $0.2 million and $0.5 million, respectively. The amortization of beneficial conversion feature and the dividend amount is included in the calculation of loss attributable to common stockholders.

     We received a request to convert 189 shares ($1,890,000 stated value) of series H preferred stock plus accrued dividends into 52.5 million shares of our common stock that we could not fulfill because of an insufficient number of authorized but unissued shares of common stock. Under the Certificate of Designations, Preferences and Rights governing the series H preferred stock and incorporated into the June 21, 2002 exchange agreement pursuant to which these shares were sold by us to Crammer Road, Crammer Road is entitled to (i) compensation for late delivery of conversion shares of 1% of the stated value of series H not converted ($18,900) per business day beginning March 4, 2004, the 12th business day after the conversion date; or (ii) ordinary contract breach damages. In addition, if Crammer Road elects to purchase on the open market the number of our common shares it should have been issued upon exchange of the series H shares, Crammer Road is entitled to a payment equal to the excess, if any, of the open market price over the conversion price. Neither of these remedies has yet been demanded by Crammer Road. For the three and nine months ended September 30, 2004, we recorded charges of $1.2 million and $2.7 million, respectively, for non-conversion of series H preferred stock into our common stock. The non-conversion charges and dividends are included in the calculation of loss attributable to common stockholders.

     We are obligated to register for resale shares of our common stock issuable upon the conversion of the 1,752 issued and outstanding shares of series H preferred stock at September 30, 2004. Pursuant to the terms of a registration rights agreement with Crammer Road, we were obligated to file a registration statement covering these shares no later than August 28, 2004. Because we do not have a sufficient number of authorized shares of NCT common stock to issue these shares, we have not been able to file a registration statement. As a result, Crammer Road is entitled to liquidated damages at the rate of 2% per month of the stated value of our outstanding series H preferred stock. For the three and nine months ended September 30, 2004 this resulted in a charge to Additional Paid In Capital of $0.4 million.

Artera Group, Inc. Preferred Stock

     We are obligated to register for resale shares of our common stock issuable upon the exchange of 4,276 shares of Artera series A preferred stock. For the three and nine months ended September 30, 2004, we incurred charges of approximately $0.1 million and $0.4 million, respectively, for non-registration of the underlying shares of our common stock. Pursuant to the exchange rights agreement, we have the option at any time to redeem any outstanding Artera series A preferred stock by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera series A preferred stock received an additional right to exchange their shares into our preferred stock (a series to be designated) thirty days after receipt of written notice. In 2003, we received requests to exchange Artera series A preferred stock into our common stock and have been unable to fulfill these requests. For the three and nine months ended September 30, 2004, we calculated the 4% dividends earned by holders of the Artera series A preferred stock at $0.1 million and $0.2 million, respectively. The non-registration charges and dividends are included in the calculation of loss attributable to common stockholders.

Transactions Affecting the Common Stock of Pro Tech Communications, Inc.

     At March 31, 2004, NCT Hearing Products, Inc., our wholly-owned subsidiary, owned approximately 82% of the outstanding Pro Tech Communications, Inc. common stock. On April 5, 2004, NCT Hearing converted $0.6 million of its notes receivable due from Pro Tech into 27,846,351 shares of Pro Tech common stock. In addition, on April 6, 2004, NCT Hearing transferred 2,000,000 shares of its Pro Tech common stock to outside consultants as consideration for consulting services valued at approximately $46,000. On April 21, 2004, NCT Hearing expanded its existing exclusive worldwide technology license with Pro Tech. As consideration, NCT Hearing was issued 9,821,429 shares of Pro Tech common stock valued at $0.3 million. As noted above in 2004, 40 shares of Pro Tech series B preferred stock, plus accrued dividends, were converted into 2,522,042 shares of Pro Tech common stock. At September 30, 2004, NCT Hearing held approximately 86% of the outstanding Pro Tech common stock.

Options

     During the nine months ended September 30, 2004, our Board of Directors granted options and stock awards under the 2001 Stock and Incentive Plan (the "2001 Plan") for an aggregate of 29,380,000 shares of our common stock at exercise prices reflecting market prices on the dates of grant subject to sufficient increases in the number of authorized shares of common stock and the number under the 2001 plan (see Note 2) subject to stockholder approval of sufficient increases in the number of shares of our common stock (i) authorized and (ii) available for issuance under the 2001 plan. (i) At the time of such stockholder approval, if the market value of our common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved. If stockholder approval of the increase is not obtained at an annual meeting of shareholders, options granted will be reduced pro rata for the excess unauthorized shares and (ii) upon such stockholder approval, if the market value of our common stock on that date exceeds the market price on the award date, we will incur a non-cash charge to earnings equal to the difference between the two market prices, times the number of shares under the stock award. Of these grants, 27,380,000 were granted to officers, directors and employees and 2,000,000 were granted as partial consideration for consulting services. We estimated the fair value of these consulting options using the following assumptions in applying the Black-Scholes option pricing model: dividend yield of 0%; risk-free interest rate of 1.94%; volatility of 100%; and an expected life of three and one-half years. For the three and nine months ended September 30, 2004, we recorded charges for consulting services of approximately $0.1 million and $0.2 million, respectively, classified as selling, general and administrative expense. On March 17, 2004, the Board of Directors deemed all options granted to directors, officers and employees on September 10, 2003 as fully vested pending the stockholder approval. Although the acceleration of vesting schedules was a modification of the original grants, there was no accounting consequence because the market price on the date of the modification was lower than the original exercise price of the grants.

Warrants

     During the nine months ended September 30, 2004, in conjunction with the issuance of convertible notes, we issued to Carole Salkind warrants to acquire an aggregate of 987,000,000 shares of our common stock at exercise prices ranging from $0.020 to $0.053 per share. The fair value of these warrants was approximately $24.0 million (determined using the Black-Scholes option pricing model). Based upon the allocation of the relative fair values of the instruments, we recorded a discount to the convertible notes issued to Carole Salkind of $16.9 million during the nine months ended September 30, 2004.

10.  Related Parties:

Carole Salkind

     During the nine months ended September 30, 2004, we issued $60.1 million of 8% convertible notes due upon demand to Carole Salkind (see Note 6) along with five-year warrants to acquire an aggregate of 987,000,000 shares of our common stock (see Note 9). Consideration paid for these notes included approximately $6.3 million cash and cancellation and surrender of notes aggregating approximately $46.6 million, along with default penalty and accrued interest. Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured notes to her, we will pay the legal fees she incurs as a result of legal matters (see Note 11).

Indebtedness of Former Management

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

     Effective April 30, 2004, Jonathan M. Charry, Ph.D. resigned from his employment with us as our Senior Vice President, Corporate Development. On various dates in 2000 and 2001, Dr. Charry had entered into short-term promissory notes to borrow funds from us in anticipation of cash overrides due him under his incentive compensation arrangement. As of May 1, 2002, the borrowed funds had not been repaid but were consolidated with interest into an outstanding promissory note due January 15, 2003 for a principal amount of $107,960. The note bore interest at an annual rate of 6.0% through its due date of January 15, 2003, and bears interest at prime plus 5% thereafter. This note was not paid when due on January 15, 2003 and became past due. We continue to seek collection on the May 1, 2002 note. In 2004, we recorded an allowance of approximately $0.1 million for the portion of a May 1, 2002 note receivable from Dr. Charry (plus accrued interest) exceeding the amount we owed to Dr. Charry.

Kambrium, AB

     On May 20, 2004, we entered into a one-year consulting agreement with Kambrium, AB, a Swedish consulting firm. Under this agreement, Kambrium is assisting us in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities for our Artera Group business and our Artera Turbo product lines, primarily in Scandinavia. We paid Kambrium an up-front, one-time engagement fee of $32,800 to cover Kambrium's first-year expenses for their provision of services to us. In addition, our agreement with Kambrium provides for future pay-for-performance consideration that is generally based on a percentage of the value of the revenue or funding received by us as a result of Kambrium's efforts. Kambrium is currently developing several significant business prospects for our Artera Group business and our Artera Turbo product lines. Dr. Charry was engaged by Kambrium to provide Kambrium with product expertise to facilitate Kambrium's efforts on our behalf.

Manatt Jones Global Strategies, LLC

     On July 1, 2004, we entered into a sixteen-month consulting agreement with Manatt Jones Global Strategies, LLC, a consulting firm. Under this agreement, Manatt Jones is assisting us in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities for our Artera Group business and our Artera Turbo product lines, primarily in Mexico, Latin America and Asia through the firm's extensive contacts in those regions, but also in the United States and elsewhere through the firm's extensive contacts in the Washington, D.C. area. For example, two of the principals of Manatt Jones, one a former United States ambassador to Mexico and the other a former United States ambassador to Malaysia, are currently pursuing potential business opportunities on our behalf. Manatt Jones also provides us with use of their Washington, D.C. and New

York City offices. Under this agreement, we pay a monthly fee of $16,250 to Manatt Jones for these services. Manatt Jones recruited Dr Charry to serve as a Managing Director in which capacity he is able to support Manatt Jones's efforts on our behalf as a result of his availability and his experience with our Artera Group business.

LightSpeed Networks, Inc.

     On July 30, 2004, we entered into a two-year consulting agreement with LightSpeed Networks, Inc., a consulting firm. Under this agreement, LightSpeed will assist us, in particular Artera Group, in establishing distribution relationships and securing capital, funding and joint ventures. Our agreement with LightSpeed provides for future pay-for-performance consideration (after a threshold is met) that is generally based on a percentage of the value of the revenue or funding received by us as a result of LightSpeed's efforts. Dr. Charry is the President and sole stockholder of LightSpeed. In addition, under the agreement with LightSpeed, we agreed to waive the expiration of Dr. Charry's options that otherwise would have expired three months after Dr. Charry's resignation from NCT and to accelerate the vesting of any unvested options then held by Dr. Charry, in order to provide Dr. Charry additional incentive to further our business objectives through his efforts with LightSpeed, resulting in a charge of $0.1 million.

Alpha Capital Aktiengesellschaft and Libra Finance, S.A.

     In April 2003, we issued a convertible note in the aggregate principal amount of $235,000 to Alpha Capital Aktiengesellschaft, a beneficial owner of more than 5% of NCT common stock. The note matures on April 22, 2005 and bears interest at 8% per annum. The note is convertible into shares of NCT common stock at a conversion price per share of $0.04. We would be required to make certain liquidating damages payments if we fail to effect a requested conversion in a timely manner. We also have an obligation to register for resale the shares of NCT common stock issuable upon conversion of the note.

     In September 2003, we issued a convertible note in the aggregate principal amount of $400,000 to Alpha Capital and an additional convertible note in the aggregate principal amount of $40,000 to Libra Finance, S.A., a third party finder and a beneficial owner of more than 5% of NCT common stock. The notes mature on September 4, 2005 and bear interest at 8% per annum. The notes are convertible into shares of NCT common stock at a conversion price per share of 80% of the average closing bid price of NCT common stock for the five trading days prior to conversion. We would be required to make certain liquidating damages payments if we fail to effect a requested conversion in a timely manner. We also have an obligation to register for resale the shares of NCT common stock issuable upon conversion of the note.

     In July 2004, we issued a subordinated secured convertible note in the aggregate principal amount of $400,000 to Alpha Capital and an unsecured convertible note in the aggregate principal amount of $40,000 to Libra Finance, as third party finder. The notes mature on July 23, 2006 and bear interest at 8% per annum. The notes are convertible into shares of NCT common stock at a conversion price per share equal to the lesser of $0.0232 or 80% of the average closing bid price of NCT common stock for the five trading days prior to conversion. We would be required to make certain payments if we fail to effect a requested conversion in a timely manner. In connection with the issuance of the note to Alpha Capital, we issued Alpha Capital five-year warrants to acquire 5,555,556 shares of NCT common stock at an exercise price per share equal to the conversion price of the note. We also have an obligation to register for resale the shares of NCT common stock issuable upon conversion of the notes and exercise of the warrants.

Indemnification of Management

     In January 2004, we agreed to indemnify five of our directors and officers for any liabilities that may arise against them in a lawsuit brought in Delaware against them, NCT and NCT's subsidiary Distributed Media Corporation by Production Resource Group ("PRG") and to provide them with legal representation in the suit. This Delaware suit is separate from but related to the Connecticut suits brought by PRG (see Note 11).

     In May 2004, we agreed to indemnify our Chairman and Chief Executive Officer for any liabilities that may arise against him in a lawsuit brought in Connecticut against him, NCT and NCT's subsidiaries Midcore Software, Inc. and Artera Group, Inc. by Jerrold Metcoff and David Wilson and to provide him with legal representation in the suit (see Note 11).

11.  Litigation:

Production Resource Group Litigation

     On June 6, 2001, PRG brought suit in Connecticut state court against us and our subsidiary, Distributed Media Corporation ("DMC"), for breach of agreements and instruments relating to the lease of some Sight & Sound(R) equipment. On December 20, 2001, NCT and DMC accepted an Offer of Judgment in the suit requiring NCT and DMC to pay PRG $2.0 million. On January 2, 2002, outside the scope of that judgment, PRG amended its complaint to allege that Michael Parrella (our Chairman and Chief Executive Officer), in dealing with PRG on our behalf, committed breaches of good faith and fair dealing, unfair trade practices and fraud. On or about December 15, 2003, PRG brought suit in Delaware state court against NCT, DMC, Michael Parrella, Irene Lebovics (our President and a Director), John McCloy II (a Director) and Sam Oolie (a Director). On or about May 14, 2004, PRG brought a second suit in Connecticut state court, this one against NCT and Carole Salkind (a secured lender to NCT), alleging fraudulent transfers in connection with certain collateral Ms. Salkind has for her loans to NCT.

     In the first Connecticut case, in the portion against NCT and DMC, on February 25, 2004 we surrendered our 5,876 shares of common stock of our subsidiary, NCT Audio Products, Inc., representing 100% of the issued and outstanding shares of NCT Audio, for possible sale for the benefit of PRG. This surrender may adversely affect our right to any further proceeds from the TSA/TST bankruptcy estate, in which NCT Audio is a creditor with a continuing interest under the plan of reorganization approved by the court in the bankruptcy case. At the same time, DMC surrendered DMC's 20,000 shares of common stock of our subsidiary, DMC Cinema, Inc., representing 84% of the issued and outstanding shares of DMC Cinema, its 100 shares of common stock of our subsidiary, Health Radio Network, Inc. (f/k/a DMC HealthMedia Inc.), representing 100% of the issued and outstanding shares of Health Radio Network, a $153,956 principal amount promissory note from (and related security agreement with) DMC Cinema and a $1,388,666 principal amount promissory note from (and related security agreement with) Health Radio Network, for possible sale for the benefit of PRG. We reported to the court that all of the other equity and debt securities we own could not be surrendered because they are covered by security interests in favor of Carole Salkind and are in her possession. On June 4, 2004, PRG filed a motion for an Order in Aid of Execution (i) authorizing PRG to institute collections proceedings and property executions against subsidiaries of NCT and DMC for amounts owed to NCT and DMC under intercompany notes and licenses, (ii) authorizing PRG to institute collections proceedings and executions directly against others owing money to NCT and DMC and to their subsidiaries (e.g., licensees paying royalties), (iii) prohibiting intercompany transfers of cash or other assets among NCT, DMC and their subsidiaries and (iv) compelling additional post-judgment discovery disclosures by NCT and DMC. A hearing on the motion was held on August 2, 2004 but was adjourned pending submission of additional briefs on issues (i) and (ii) above. Those briefs were submitted in early September 2004. On October 27, 2004, the Court denied PRG's motion on issues (i) and (ii) above. The Court's ruling on issues (iii) and (iv) above has not yet been issued. Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured convertible notes to her, we will pay the legal fees she incurs as a result of PRG's efforts to collect on its judgment against NCT in this Connecticut action. At September 30, 2004, approximately $20,000 in such legal fees have been incurred by Carole Salkind and will be paid by NCT. At December 31, 2003, the net liabilities included in our condensed consolidated balance sheet related to NCT Audio, DMC Cinema and Health Radio Network were $16.1 million, $4.9 million and $1.7 million, respectively. At September 30, 2004, the net liabilities included in our condensed consolidated balance sheet related to NCT Audio, DMC Cinema and Health Radio Network were $15.1 million, $5.0 million and $2.1 million, respectively. For the nine months ended September 30, 2003, the net earnings (loss) before income taxes included in our condensed consolidated statement of operation related to NCT Audio, DMC Cinema and Health Radio Network were $1.8 million, less than $(0.1) million and $(0.4) million, respectively. For the nine months ended September 30, 2004, the net earnings
(loss) before
income taxes included in our condensed consolidated statement of operation related to NCT Audio, DMC Cinema and Health Radio Network were $1.1 million, $(0.1) million and $(0.4) million, respectively.

     In the first Connecticut case, in the portion against Michael Parrella (as to which we have agreed to indemnify Mr. Parrella), on March 11, 2004 the court denied Mr. Parrella's motion to dismiss all then remaining claims against him in the case. On October 25, 2004, shortly before trial was scheduled to begin on these remaining claims, PRG withdrew its complaint against Mr. Parrella without prejudice. No payment was made or agreed to be made by Mr. Parrella to PRG in connection with this withdrawal.

     In the Delaware case, on January 6, 2004, PRG amended its Delaware complaint to add Cy Hammond (Chief Financial Officer and, as of March 17, 2004, a Director of NCT) as a defendant. On or about March 30, 2004, PRG again amended its complaint, this time to refine and expand some of its claims relating to the alleged mismanagement of the affairs of NCT and its subsidiaries (including
DMC). PRG's complaint as amended alleges that NCT and DMC are insolvent, that during the insolvency the individual defendants owe a fiduciary duty to PRG as a judgment creditor of NCT and DMC in the Connecticut litigation described above, and that they breached that duty. The amended complaint seeks money damages against the individual defendants in an amount at least equal to the amount of the Connecticut judgment described above remaining unsatisfied and the appointment of a receiver over the business and assets of NCT and DMC. On February 13, 2004, the defendants filed a motion to dismiss all claims in this case. On April 12, 2004, the defendants amended their motion to dismiss. We have agreed to indemnify the individual defendants, to the extent permitted by our Certificate of Incorporation and applicable law, for any liabilities (including legal fees) they may incur as a result of the PRG claims against them in this Delaware action. On February 25, 2004 and May 5, 2004, our director and officer indemnification insurers, respectively, initially denied coverage. We intend to challenge the initial indemnification insurance denials if our amended motion to dismiss all claims in the case is denied. Discovery in the action has begun. A hearing on the defendants' amended motion to dismiss (and on some discovery motions by plaintiff) occurred September 20, 2004. NCT and DMC intend, and the individual defendants have told us that they intend, to deny and defend against all allegations remaining after the court's decision on the amended motion to dismiss.

     In the second Connecticut case, PRG seeks to have the court void our transfer of possession of stock certificates and promissory notes we held to Carole Salkind (who has security interests in such assets), so that the certificates and notes, once returned, may be subject to judicial process in PRG's first Connecticut case, described above. In addition, PRG seeks to have the court re-characterize Salkind's secured loans to us as equity rather than debt, which would give PRG greater rights against the secured assets in the first Connecticut case. PRG seeks, in the alternative, to have the court subordinate the Salkind debt to our debts to other creditors (including PRG), again increasing PRG's rights against these assets in the first Connecticut case. PRG also seeks compensatory damages, punitive damages and attorneys' fees, all in unspecified amounts. We intend to deny all of the material allegations against us in the suit and to defend the suit vigorously. Ms. Salkind has told us that she intends to deny all of the material allegations against her in the suit and defend herself in the suit vigorously. Ms. Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured convertible notes to her, we will pay the legal fees she incurs as a result of the PRG claims in this second Connecticut action. At September 30, 2004, approximately $2,000 in such legal fees have been incurred by Carole Salkind and will be paid by NCT.

Founding Midcore Shareholder Litigation

     On or about April 16, 2004, Jerrold Metcoff and David Wilson filed a complaint against NCT, its subsidiaries, Midcore Software, Inc. and Artera Group, Inc., and its Chairman and Chief Executive Officer, Michael Parrella, in the Superior Court for the Judicial District of Waterbury, Connecticut. On or about June 17, 2004, Messrs. Metcoff and Wilson amended their complaint to add claims against the existing defendants relating primarily to their dealings with Carole Salkind and, in a related filing on July 12, 2004, asked the court for permission to add Ms. Salkind as a defendant. On October 26, 2004, the Court granted the permission to add Carole Salkind as a defendant. This action arose out of the August 29, 2000 Agreement and Plan of Merger pursuant to which Messrs. Metcoff, Wilson and others sold to us 100% of the outstanding shares of a corporation that was merged into and became Midcore Software, Inc.

A look-back provision in the agreement requires us to issue additional shares of our common stock to Messrs. Metcoff and Wilson to guarantee a fixed value to a prior share issuance by us that served as partial consideration under the agreement. Under the formula in the agreement, we are required to issue 26,193,025 shares for the look-back. In addition, the agreement provides for a minimum royalty amount through August 29, 2003, with a payment of cash or shares of common stock by us to reach the minimum amount for that date. On September 23, 2003, Messrs. Metcoff and Wilson elected to receive this royalty payment in shares. Under the formula in the agreement, we are required to issue 34,166,551 shares for the royalty payment. We did not issue any of the total of 60,359,576 shares to Messrs. Metcoff or Wilson. After demand for the shares was made, the parties attempted to reach a settlement of this matter, but with no settlement reached, Messrs. Metcoff and Wilson brought this action. The complaint, as amended, alleges breaches of the August 29, 2000 agreement and related improper acts and omissions, including (i) our failure to issue the look-back and royalty shares; (ii) breach by NCT and Midcore of representations and warranties in or relating to the agreement; (iii) "unjust enrichment" of Artera in its use of intellectual property owned by the entity that became Midcore; (iv) misrepresentations by Mr. Parrella in connection with the agreement and the operation of Midcore since August 29, 2000; (v) tortious interference by Artera and Mr. Parrella with Messrs. Metcoff's and Wilson's contractual relations with NCT and Midcore; (vi) our failure to deliver documents pertaining to resales by Messrs. Metcoff and Wilson of the shares of our common stock they did receive under the August 29, 2000 agreement and (vii) fraudulent transfers and civil conspiracy of NCT and Ms. Salkind in a number of our financing transactions and in the treatment of our assets constituting collateral in such financings. The complaint, as amended, seeks damages, punitive damages, interest and attorneys' fees, all in unspecified amounts. On July 2, 2004, NCT, Midcore, Artera and Mr. Parrella filed a motion to strike a number of the claims against them in the amended complaint. A hearing on that motion is scheduled for November 22, 2004. On July 6, 2004, the case was transferred to Connecticut's Complex Litigation Docket in Waterbury. On September 24, 2004, the plaintiffs filed an application for a prejudgment attachment and garnishment of the assets of NCT, Midcore and Mr. Parrella to the extent of $4,200,000, which they asserted is likely to be the amount of a judgment in their favor in the case. NCT and Midcore intend, and Mr. Parrella has told us that he intends, to object to this application. Discovery in the case has begun. We have agreed to indemnify Mr. Parrella, to the extent permitted by our Certificate of Incorporation and applicable law, for any liabilities (including legal fees) Mr. Parrella may incur as a result of the claims against him in this action. We have submitted the claims against Mr. Parrella to its director and officer indemnification insurance carrier, but the carrier has not yet responded to confirm or initially deny coverage. Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured notes to her, we will pay the legal fees she incurs as a result of the claims in this action. At September 30, 2004, approximately $1,000 in such legal fees have been incurred by Carole Salkind and will be paid by NCT. With respect to all claims remaining after the court's decision on the motion to strike described above, we intend to defend against all claims against us in the action and Midcore and Artera intend to deny and defend against all claims against them in the action. Mr. Parrella has told us that he intends to deny and defend against all claims against him in the action. Ms. Salkind has told us that, if she is served as a defendant under the amended complaint, she intends to deny and defend against all claims against her therein.

     Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2003, for further information regarding the foregoing as well as other litigation related matters. We believe there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above or in our most recent Form 10-K that could have a material adverse effect on our financial position and results of operations.

12.  Segment Information:

     NCT is organized into three operating segments: communications, media and technology. To reconcile the reportable segment data to the condensed consolidated financial statements, we capture other information in two categories: other-corporate and other-consolidating. Other-corporate consists of items maintained at our corporate headquarters and not allocated to the segments. This includes most of our debt and related cash and equivalents and related net interest expense, some litigation liabilities and non-operating fixed assets. Also included in the components of revenue attributed to other-corporate are license fees and royalty revenue from subsidiaries, which are offset (eliminated) in the other-consolidating column.

Other-consolidating consists of items eliminated in consolidation, such as intercompany revenue.

     During the three and nine months ended September 30, 2004, no geographic information for revenue from external customers or for long-lived assets is disclosed, as our primary markets and capital investments were concentrated in the United States.

     Reportable segment data for the three and nine months ended September 30, 2004 and September 30, 2003 is as follows (in thousands):



For the three months ended               Communi-                           Reportable    --------- Other ---------       Grand
September 30, 2004:                      cations      Media    Technology    Segments    Corporate     Consolidating      Total
-------------------------------------   --------------------------------------------------------------------------------------------
License fees and royalties - external   $   432      $  535     $     15     $    982     $      -       $        -       $    982
Other revenue - external                    418          39            -          457            -                -            457
Other revenue - other operating
     segments                               303           3            -          306           14             (320)             -
Net (loss) income                         1,796      (1,014)          83          865      (11,881)             602        (10,414)


For the three months ended               Communi-                           Reportable    --------- Other ---------       Grand
September 30, 2003:                      cations      Media    Technology    Segments    Corporate     Consolidating      Total
-------------------------------------   --------------------------------------------------------------------------------------------
License fees and royalties - external   $   160       $ 535     $     14     $    709     $      2       $        -       $    711
Other revenue - external                    440          39            -          479            -                -            479
Other revenue - other operating
     segments                               266           3            -          269            1             (270)             -
Net (loss) income                        (2,398)       (897)          26       (3,269)         361              596         (2,312)


For the three months ended               Communi-                           Reportable    --------- Other ---------       Grand
September 30, 2004:                      cations      Media    Technology    Segments    Corporate     Consolidating      Total
-------------------------------------   --------------------------------------------------------------------------------------------
License fees and royalties - external   $   914     $ 1,605     $    146     $  2,665     $      -       $        -       $  2,665
Other revenue - external                  1,288         120            -        1,408                                        1,408
Other revenue - other operating
     segments                               886           5            -          891          342           (1,233)             -
Net (loss) income                        (3,714)     (2,982)         140       (6,556)     (31,441)           1,795        (36,202)


For the three months ended               Communi-                           Reportable    --------- Other ---------       Grand
September 30, 2003:                      cations      Media    Technology    Segments    Corporate     Consolidating      Total
-------------------------------------   --------------------------------------------------------------------------------------------
License fees and royalties - external   $   396     $ 1,605     $     14     $  2,015     $      7       $        -       $  2,022
Other revenue - external                  1,317          83            -        1,400            -                -          1,400
Other revenue - other operating
     segments                               802           6            -          808          170             (978)             -
Net (loss) income                        (8,367)     (2,440)          84      (10,723)      (8,070)           1,789        (17,004)


13.  Subsequent Events:

     On October 1, 2004, we issued Ms. Salkind an 8% convertible note in the principal amount of $0.4 million, for which Ms. Salkind paid us $0.4 million in cash. The note is due April 1, 2005 and may be converted into our common stock (at $0.020 per share) and exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 6.75 million shares of our common stock at an exercise price per share of $0.020. The relative estimated fair value of the warrant will be reflected as original issue discount to the note and amortized as interest expense over the term of the note.

     On October 15, 2004, we issued Ms. Salkind an 8% convertible note in the principal amount of $0.425 million, for which Ms. Salkind paid us $0.425 million in cash. The note is due April 15, 2005 and may be converted into our common stock (at $0.019 per share) and exchanged for shares of common stock of any our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 7.5 million shares of our common stock at an exercise price per share of $0.019. The relative estimated fair value of the warrant will be reflected as original issue discount to the note and amortized as interest expense over the term of the note.

     On October 21, 2004, we issued Carole Salkind an 8% convertible note in the principal amount of approximately $0.5 million to cure our default under a demand note dated June 16, 2004. On October 19, 2004, Ms. Salkind made a demand for payment of the note. The principal amount of the October 21, 2004 note represents the principal rolled over ($0.425 million), default penalty (10% of the principal in default) and accrued interest. The note is due April 21, 2005 and may be converted into our common stock at a conversion price per share of $0.019 and exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 8.0 million shares of our common stock at an exercise price per share of $0.019. The relative estimated fair value of the warrant will be reflected as original issue discount to the note and amortized as interest expense over the term of the note


ITEM 2.    MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

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

Overview

     NCT designs products and develops and licenses technologies based upon our portfolio of patents and related proprietary rights and extensive technological know-how. Our business operations are organized into three operating segments: communications, media and technology. Our operating revenue is comprised of technology licensing fees and royalties, product sales, advertising and engineering and development services. Operating revenue for the nine months ended September 30, 2004 consisted of approximately 65.4% in technology licensing fees and royalties, 31.9% in product sales, 2.5% in advertising and 0.2% in engineering and development. The mix of our revenue sources during any reporting period may have a material impact on our results of operations. In particular, our execution of technology licensing agreements and the timing of the revenue recognized from these agreements has not been predictable.

     We have continued our practice of marketing our technologies through licensing to third parties for fees, generally by obtaining technology license fees when initiating strategic relationships with new partners, and subsequent royalties. We have entered into a number of licensing agreements with established firms for the integration of our technologies into their products. The speed with which we can achieve the commercialization of our technologies and subsequently receive royalties depends, in part, upon the time taken by these firms for product testing and their assessment of how best to integrate our technology into their products and manufacturing operations. While we work with these firms on product testing and integration, we are not always able to influence how quickly this process can be completed and a resulting revenue stream can be generated. Currently, we are selling products through several of our licensees, including Oki, which is integrating our ClearSpeech(R) algorithms into large scale integrated circuits for communications applications, Sharp, which is incorporating our ClearSpeech(R) adaptive speech filter algorithm into third-generation cellular telephones and STMicroelectonics, which is integrating our T2J microprocessor core into smart card applications.

Going Concern Risks

     Since inception, we have experienced substantial recurring losses from operations, which amounted to $326.1 million on a cumulative basis through September 30, 2004. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our revenue sources, especially technology license fees, royalties, product sales and advertising, to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, our management believes we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all. In addition, in order to obtain additional financing through the sale of shares of our common stock, we will need to obtain the approval of our stockholders of an amendment to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock. However, we can give no assurance that our stockholders would approve a sufficient increase in our authorized shares of common stock.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. These funds consist of available cash and the funding derived from our revenue sources. Cash and cash equivalents amounted to $0.8 million at September 30, 2004 and our working capital deficit was $65.0 million. We have been able to continue our operations by raising additional capital. We have been primarily dependent upon funding from Carole Salkind in 2003 and to date in 2004. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

     Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financings and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at September 30, 2004 about our ability to continue as a going concern. Our accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

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

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements. Additional information regarding our critical accounting policies and significant accounting policies is contained in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003.

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

     At September 30, 2004, our deferred revenue aggregated $1.4 million. We do not expect to realize any additional cash in connection with recognizing revenue from our deferred revenue.

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

     Annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we test our goodwill for impairment. We also recognize an impairment loss on goodwill acquired upon the acquisition of stock held by minority stockholders of subsidiaries if the subsidiary's minority interest has no carrying value, the subsidiary has a capital deficit and the projected future operating results of the subsidiary are not positive. At December 31, 2003, we evaluated the goodwill allocated to our Advancel reporting unit, NCT Hearing reporting unit and Midcore/Artera reporting unit and determined no impairment existed. Our next annual evaluation is planned for December 31, 2004. At September 30, 2004, our goodwill, net was $7.2 million.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for the nine months ended September 30, 2003 and 2004 was $0.2 million and $0.1 million, respectively.

     We evaluate the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. We evaluate our intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows. At September 30, 2004, our patent rights and other intangibles, net were $1.1 million.

Results of Operations

Three months ended September 30, 2004 compared to three months ended September 30, 2003.

     Revenue. Total revenue for the three months ended September 30, 2004 was $1.4 million as compared to $1.2 for same period in 2003. Total revenue for the three months ended September 30, 2004 consisted of approximately 68.2% in technology licensing fees and royalties, 29.0% in product sales, 2.4% in advertising revenue and 0.4% in engineering and development services as compared to the three months ended September 30, 2003 of approximately 59.7% in technology licensing fees and royalties, 37.5% in product sales and 2.8% in advertising.

     Technology licensing fees and royalties were $1.0 million for the three months ended September 30, 2004 as compared to $0.7 million for the same period in 2003, an increase of $0.3 million, or 42.9%. This increase was due primarily to royalties resulting from the license of our ClearSpeech(R) adaptive speech filter algorithm to Sharp for use in third generation cellular phones and the license of our ClearSpeech(R) algorithms to Oki for use in large scale integrated circuits for communications applications. Our recognition of license fee revenue for both periods was due primarily to recognition of deferred revenue from the New Transducers Ltd. ("NXT") license. At September 30, 2004, our deferred revenue related to NXT was $1.1 million. No additional cash will be realized from our deferred revenue.

     For each of the three months ended September 30, 2004 and 2003, product sales were $0.4 million. Gross profit on product sales, as a percentage of product sales, for the three months ended

September 30, 2004 and 2003 was 53.8% and 51.8%, respectively. For the three months ended September 30, 2004 and 2003, 92% of our product sales were attributable to our communications segment. The mix of our product sales within the communications segment for the three months ended September 30, 2004 included 73% of Pro Tech products and 23% of Artera Turbo subscriptions whereas the same period in the prior year included 72% of Pro Tech products and 2% of Artera Turbo subscriptions. Our subscriber base that generated the Artera Turbo product sales for the three months ended September 30, 2004 consisted of residential and small business users.

     Advertising revenue was $35,000 for the three months ended September 30, 2004 compared to $33,000 for the same period in 2003. Health Radio Network (shares of which were surrendered in the PRG litigation - see Note 11 - notes to the condensed consolidated financial statements) is the business responsible for the sale of audio and visual advertising in healthcare venues employing our Sight & Sound(R) systems and contributed 100% of total advertising revenue for both periods.

     Costs and expenses. Total costs and expenses for the three months ended September 30, 2004 were $11.9 million compared to $3.5 million for the same period in 2003, an increase of $8.4 million, or 240%, due primarily to an $8.3 million increase in interest expense.

     For the three months ended September 30, 2004, selling, general and administrative expenses totaled $2.6 million as compared to $3.1 million for the three months ended September 30, 2003, a decrease of $0.5 million, or 16.1%. This decrease was due primarily to a $0.8 million decrease in consulting expense resulting from decreased non-cash charges from the issuance of options during the three months ended September 30, 2004.

     For each of the three months ended September 30, 2004 and September 30, 2003, research and development expenditures totaled $0.9 million due primarily to Artera Turbo research and development efforts including the development of other components of our Artera Turbo product offering.

     For the three months ended September 30, 2004, other (income)/expense, net totaled ($3.2) million as compared to ($3.6) million for the three months ended September 30, 2003, an increase of $0.4 million, or 11.1%. The increase was due primarily to a $0.7 million increase in default penalties on convertible notes partially offset by a decrease of $0.3 million in finance costs associated with non-registration of common shares underlying convertible notes. The three months ended September 30, 2004 includes a $4.6 million gain on the dissolution and liquidation of Artera Group International Limited and the three months ended September 30, 2003 included gains on the settlement of lawsuits in the amount of $4.9 million.

     For the three months ended September 30, 2004, interest expense, net totaled $11.4 million as compared to $3.1 million for the three months ended September 30, 2003, an increase of $8.3 million, or 268%. The increase in interest expense was attributable to the amortization of the relative fair value of warrants (original issue discounts and beneficial conversion features) allocated to the related debt. Interest expense for the three months ended September 30, 2004 included amortization of original issue discounts of $5.0 million, amortization of beneficial conversion features in convertible debt of $5.1 million, and interest on convertible debt issued by us of $1.1 million.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003.

     Revenue. For the nine months ended September 30, 2004, total revenue amounted to $4.1 million, compared to $3.4 million for nine months ended September 30, 2003, an increase of $0.7 million, or 20.6 %, due primarily to increases in our technology licensing fees and royalties. Total revenue for the nine months ended September 30, 2004 consisted of approximately 65.4% in technology licensing fees and royalties, 31.9% in product sales and 2.5% in advertising as compared to the nine months ended September 30, 2003 of approximately 59.1% in technology licensing fees and royalties, 38.6% in product sales, 1.5% in advertising and 0.7 % in engineering and development services.

     Technology licensing fees and royalties were $2.7 million for the nine months ended September

30, 2004 as compared to $2.0 million for the same period in 2003, an increase of $0.7 million, or 35.0%. The increase was due primarily to an increase in royalties resulting from the license of our ClearSpeech(R) adaptive speech filter algorithm to Sharp for use in third generation cellular phones. In addition, our technology license fees increased by $0.1 million resulting from the cross-release agreement with Infinite Technology Corporation (see Note 3 - notes to the condensed consolidated financial statements). The technology licensing fees for the nine months ended September 30, 2004 and 2003 were due primarily to the recognition of deferred revenue from the NXT license. As of September 30, 2004, our deferred revenue for NXT was $1.1 million. No additional cash will be realized from our deferred revenue balance.

     For each of the nine months ended September 30, 2004 and 2003, product sales were $1.3 million. Gross profit on product sales, as a percentage of product sales, for the nine months ended September 30, 2004 and 2003 was 51.4% and 54.4%, respectively. For the nine months ended September 30, 2004 and 2003, 92% and 94%, respectively, of our product sales were attributable to our communications segment. The mix of our product sales within the communication segment for the nine months ended September 30, 2004 included 65% of Pro Tech products and 19% of Artera Turbo subscriptions whereas the same period in the prior year included 72% of Pro Tech products and 1% of Artera Turbo subscriptions. Our subscriber base that generated the Artera Turbo product sales for the nine months ended September 30, 2004 consisted of residential and small business users. On March 22, 2004, Avaya Inc. announced it is offering our product within its Network Bandwidth Optimization software solution to enterprise subscribers (businesses with 250 or more users) under a marketing and distribution agreement that, as amended, expires on October 14, 2005. At September 30, 2004, we had no enterprise subscribers.

     Advertising revenue was $103,000 for the nine months ended September 30, 2004 compared to $53,000 for the same period in 2003. Health Radio Network (shares of which were surrendered in the PRG litigation - see Note 11 - notes to the condensed consolidated financial statements) is the business responsible for the sale of audio and visual advertising in healthcare venues employing our Sight & Sound(R) systems and contributed 100% of total advertising revenue for both periods.

     Costs and expenses. Total costs and expenses for the nine months ended September 30, 2004 were $40.3 million compared to $20.4 million for the same period in 2003, an increase of $19.9 million, or 98%, due to a $19.7 million increase in interest expense, net and a $2.9 million increase in other (income)/expense, net, partially offset by a $3.3 million decrease in selling, general and administrative expenses.

     Cost of product sales was $632,000 for the nine months ended September 30, 2004 and $603,000 for the nine months ended September 30, 2003. The increase resulted from an expansion of our Artera Turbo data centers. Cost of advertising revenue was $12,000 for the nine months ended September 30, 2004 compared to $9,000 for the same period in 2003. These costs included the commissions paid to advertising representative companies and agencies and communication expenses related to the Sight & Sound(R) locations in commercial and healthcare venues.

     For the nine months ended September 30, 2004, selling, general and administrative expenses totaled $6.8 million as compared to $10.1 million for the nine months ended September 30, 2003, a decrease of $3.3 million, or 32.7%. This decrease was due primarily to a $3.4 million decrease in consulting expense resulting from decreased non-cash charges from the issuance of options during the nine months ended September 30, 2004.

     For the nine months ended September 30, 2004, research and development expenditures totaled $3.1 million as compared to $2.7 million for the nine months ended September 30, 2003, an increase of $.0.4 million, or 14.8%. This increase was due primarily to: (i) a $0.4 million increase in compensation and benefit costs related to Artera Group, Inc.; (ii) a $0.1 million increase related to the cross-release entered into with Infinite Technology Corporation (see Note 3 - notes to the condensed consolidated financial statements); and
(iii) a $0.1 million increase in the amortization of deferred charges related to the installation costs of our Sight & Sound(R) systems in commercial venues. These increases were partially offset by a decrease in our depreciation and amortization expense related to our research equipment. Our research and development efforts during the nine months ended September 30, 2004 included development of other components of our Artera Turbo product offering, particularly for use in the enterprise market version of Artera Turbo.

     For the nine months ended September 30, 2004, other (income)/expense, net totaled $0.7 million as compared to ($2.2) million for the nine months ended September 30, 2003, an increase of $2.9 million, or 132%. The increase was due primarily to a $3.6 million increase in default penalties on convertible notes, a $1.5 million decrease in finance costs associated with non-registration of common shares underlying convertible notes. The nine months ending September 30, 2004 included a $4.6 million gain on the dissolution and liquidation of Artera Group International Limited and the nine months ended September 30, 2003 included gains on the settlement of lawsuits in the amount of $5.3 million.

     For the nine months ended September 30, 2004, interest expense, net totaled $29.0 million as compared to $9.3 million for the nine months ended September 30, 2003, an increase of $19.7 million, or 212%. The increase in interest expense was primarily attributable to the immediate expensing of the relative fair value of warrants (original issue discounts and beneficial conversion features) allocated to the related debt that is due upon demand. Interest expense for the nine months ended September 30, 2004 included amortization of original issue discounts of $12.4 million, amortization of beneficial conversion features of $13.3 million, and interest on debt issued by us of $3.2 million.

Liquidity and Capital Resources

     We have experienced substantial losses from operations since inception, which have been recurring and amounted to $326.1 million on a cumulative basis through September 30, 2004. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

o    the sale of our and our subsidiaries' common stock;
o the sale of our and our subsidiaries' preferred stock convertible into common stock;
o    the issuance of our and our subsidiaries' convertible debt;
o    technology licensing fees;
o    royalties;
o    product sales;
o    advertising revenue; and
o    engineering and development services.

     We believe that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenues derived from technology licensing fees and royalties and product sales. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at September 30, 2004 about our ability to continue as a going concern.

     We have entered into financing transactions because internally generated funding sources have been insufficient to maintain our operations. Our financing transactions to fund our business pursuits during the nine months ended September 30, 2004 are described in the notes to the condensed consolidated financial statements. In 2004, we have continued to be primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Ms. Salkind will continue to provide funds to us. Our belief that funding from her will continue is based primarily upon her continued funding of us during 2002, 2003 and 2004 despite our failure to repay her notes as the notes matured. However, we have no legally binding assurance that Ms. Salkind will continue to fund us in the short-term or that the amount, timing and duration of the funding from her will be adequate to sustain our business operations.

     At September 30, 2004, our cash and cash equivalents aggregated $0.8 million. Our working capital deficit was $65.0 million at September 30, 2004, compared to a deficit of $60.8 million at December 31, 2003, a $4.2 million increase. Our current assets were approximately $2.2 million at September 30, 2004 compared to approximately $2.1 million at December 31, 2003. Our current liabilities were approximately $67.2 million at September 30, 2004 compared to approximately $62.9 million at December 31, 2003. The $4.3 million increase in current liabilities was due primarily to the issuance and rollover of convertible notes to Carole Salkind of $5.0 million (net of discounts) and an increase in accrued expenses of $3.9 million. We are in default of $0.5 million of our notes payable and $5.5 million of our convertible notes at September 30, 2004 and are subject to a judgment of approximately $2.1 million (excluding accrued interest at 10%). The following table summarizes our indebtedness in default at September 30, 2004.



                                                          (in millions)
                                                       New          Defaults
                              Indebtedness          Defaults         Cured           Indebtedness
                               In Default            during          during           In Default
Notes Payable:                  12/31/03           the Period      the Period          09/30/04
                              -------------      -------------    -------------      -------------
Obligation to prior owner
  of Web Factory              $        2.7 (a)   $          -     $       (2.7) (c)  $          -
Former Employee / Other                0.5 (a)              -                -                0.5  (a)
                              -------------      -------------    --------------     --------------
  Subtotal                    $        3.2       $          -     $       (2.7)      $        0.5
                              -------------      -------------    --------------     --------------

Convertible Notes Payable:
Carole Salkind Notes          $          -       $       47.0     $      (46.6)      $        0.4  (a)
8% Notes                               1.0 (b)            1.6                -                2.6  (a,b)
6% Notes                               2.5 (a)              -                -                2.5  (a)
                              -------------      -------------    --------------     --------------
  Subtotal                    $        3.5       $       48.6     $      (46.6)      $        5.5
                              -------------      -------------    --------------     --------------
Grand Total                   $        6.7       $       48.6     $      (49.3)      $        6.0
                              =============      =============    =============      =============

Footnotes:
---------
     (a)  Default due to nonpayment.
     (b)  Default due to cross default provision (default on other debt).
     (c)  Dissolution of Artera Group International Limited.

     Net cash used in operating activities for the nine months ended September 30, 2004 was $7.2 million due primarily to funding the 2004 net loss of $36.2 million, as adjusted to reconcile to net cash.

     Our deferred revenue balance at September 30, 2004 was $1.4 million, primarily attributed to NXT. No additional cash will be realized from our deferred revenue balance. Our NXT deferred revenue balance originated at the value of the securities received from our licensee, which was not realized in cash because the value of the underlying securities declined before we sold these securities.

     Net cash used in investing activities was $0.1 million for the nine-month period ended September

30, 2004 due to the purchase of capital equipment. The capital expenditures were primarily for Artera Group, Inc. as we added an Artera Turbo data center in anticipation of future growth.

     At each of September 30, 2004 and December 31, 2003, our available-for-sale securities had approximate fair market values of less than $0.1 million. These securities represent investments in technology companies and, accordingly, the fair market values and realizable values of these securities are subject to substantial price volatility and other market conditions.

     Net cash provided by financing activities was $7.1 million for the nine-month period ended September 30, 2004 and was due to the issuance and sale of convertible notes to Ms. Salkind for cash consideration of $6.3 million and other debt proceeds of approximately $0.9 million.

     At September 30, 2004, our short-term debt was $38.7 million (principally comprised of $38.1 million face value of outstanding convertible notes payable, net and $0.6 million of outstanding notes payable), shown net of discounts of approximately $13.6 million on our condensed consolidated balance sheet, compared to $35.5 million of short-term debt, net at December 31, 2003, an increase of $3.2 million. The cash proceeds from debt issued in 2004 were primarily used for working capital purposes.

     During the nine months ended September 30, 2004, we issued an aggregate of $60.1 million of convertible notes to Carole Salkind, as consideration for $6.3 million of cash and the rollover of $46.7 million in principal of matured convertible notes along with $2.5 million of interest, and $4.7 million of default penalties (10% of the principal in default).

     As of September 30, 2004, we are in default (primarily from nonpayment) on $6.0 million of our indebtedness, including $0.5 million of notes payable and $5.5 million of convertible notes (refer to Notes 5 and 6 - notes to the condensed consolidated financial statements for disclosure of material defaults). We expect that from time to time outstanding short-term debt may be replaced with new short- or long-term borrowings. Although we believe that we can continue to access the capital markets in 2004 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by: (i) the liquidity of our common stock on the open market; (ii) our current level of short-term debt; and (iii) our credit ratings. In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. We can give no assurances that we will continue to have access to the capital markets on favorable terms.

     We have no lines of credit with banks or other lending institutions and therefore have no unused borrowing capacity. We will not have access to the private equity credit agreement dated September 30, 2004 until our stockholders approve an increase in authorized shares of our common stock and we register for resale the underlying shares of NCT common stock.

Capital Expenditures

     We intend to  continue  our  business  strategy  of  working  with  supply,
manufacturing,   distribution  and  marketing   partners  to  commercialize  our
technology. The benefits of this strategy include:

o dependable sources of electronic and other components, which leverages on their purchasing power, provides important cost savings and accesses the most advanced technologies;
o utilization of manufacturing capacity, enabling us to integrate our technology into products with limited capital investment; and
o access to well-established channels of distribution and marketing capability of leaders in several market segments.

     At September 30, 2004, in connection with the proposed release of a new industrial hearing protection product, we anticipate incurring approximately $0.1 million in tooling costs.

     Other than the above-mentioned expenditures, there were no material commitments for capital expenditures as of September 30, 2004, and no material commitments are anticipated in the near future.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2004 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in internal controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     For a discussion of our legal proceedings, see Note 11 - Litigation included in the notes to the condensed consolidated financial statements herein.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The table below identifies all unregistered sales of our securities from July 1, 2004 through September 30, 2004, as well as the amount and nature of the consideration paid by each purchaser. The issuances of these securities were not registered under the Securities Act of 1933, as amended, pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D under the Act.



------------------------------------------------------ ----------------------------------- --------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
Date of                                                 Name of Person/Entity to whom
Sale             Amount and Type                        securities were sold                Aggregate Amount and Type
---------------- -------------------------------------- ----------------------------------- --------------------------------
        7/16/04  NCT Convertible Note ($400,000.00      Carole Salkind                      $400,000 in cash
                 principal amount)
---------------- -------------------------------------- ----------------------------------- --------------------------------
        7/16/04  Warrant to purchase 6,750,000 shares   Carole Salkind                      Agreement to purchase NCT
                 of NCT common stock at $0.0290 per                                         Convertible Note
                 share
---------------- -------------------------------------- ----------------------------------- --------------------------------
        7/16/04  NCT Convertible Note ($9,469,467.03    Carole Salkind                      Cancellation and surrender of
                 principal amount)                                                          $7,479,384.54 and $785,000
                                                                                            convertible notes dated
                                                                                            12/31/03 along with accrued
                                                                                            interest and default penalty
---------------- -------------------------------------- ----------------------------------- --------------------------------
        7/16/04  Warrant to purchase 156,000,000        Carole Salkind                      Agreement to purchase NCT
                 shares of NCT common stock at                                              Convertible Note
                 $0.0296 per share
---------------- -------------------------------------- ----------------------------------- --------------------------------
        7/23/04  NCT Convertible Notes ($990,000        Alpha Capital Aktiengesellschaft    $873,000 in cash
                 aggregate principal amount)            ($400,000 principal amount);
                                                        Longview Fund LP ($500,000
                                                        principal amount); and as
                                                        finders: Libra Finance S.A.
                                                        ($40,000 principal amount) and
                                                        Bi-Coastal Consulting Corp.
                           ($50,000 principal amount)
---------------- -------------------------------------- ----------------------------------- --------------------------------
       07/23/04  Warrant to purchase 5,555,556 shares   Alpha Capital Aktiengesellschaft    Agreement to purchase NCT
                 of NCT common stock at exercise                                            Convertible Note
                 price of the lesser of $0.0232 or 80%
                 of the average of the closing bid
                 price for the five days immediately
                 preceding exercise
---------------- -------------------------------------- ----------------------------------- --------------------------------
       07/23/04  Warrant to purchase 6,944,445 shares   Longview Fund LP                    Agreement to purchase NCT
                 of NCT common stock at exercise                                            Convertible Note
                 price of the lesser of $0.0232 or
                 80% of the average of the closing
                 bid price for the five days
                 immediately preceding exercise
---------------- -------------------------------------- ----------------------------------- --------------------------------
        8/02/04  NCT Convertible Note ($13,587,645.08   Carole Salkind                      Cancellation and surrender of
                 principal amount)                                                          $425,000, $410,000,

---------------- -------------------------------------- ----------------------------------- --------------------------------



------------------------------------------------------ ----------------------------------- --------------------------------
SECURITY SOLD                                          PURCHASER(S)                        CONSIDERATION
--------------- -------------------------------------- ----------------------------------- --------------------------------
Date of                                                 Name of Person/Entity to whom
Sale             Amount and Type                        securities were sold                Aggregate Amount and Type
---------------- -------------------------------------- ----------------------------------- --------------------------------
                                                                                            $6,171,275.69, $3,606,526.83,
                                                                                            $410,000, $180,000, $410,000
                                                                                            and $400,000 convertible
                                                                                            demand notes dated 02/13/04,
                                                                                            3/15/04, 4/1/04 and 4/14/04
                                                                                            along with accrued interest
                                                                                            and default penalty
---------------- -------------------------------------- ----------------------------------- --------------------------------
        8/02/04  Warrant to purchase 223,750,000        Carole Salkind                      Agreement to purchase NCT
                 shares of NCT common stock at                                              Convertible Note
                 $0.0270 per share
---------------- -------------------------------------- ----------------------------------- --------------------------------
        8/02/04  NCT Convertible Note ($400,000.00      Carole Salkind                      $400,000 in cash
                 principal amount)
---------------- -------------------------------------- ----------------------------------- --------------------------------
        8/02/04  Warrant to purchase 7,000,000 shares   Carole Salkind                      Agreement to purchase NCT
                 of NCT common stock at $0.0270 per                                         Convertible Note
                 share
---------------- -------------------------------------- ----------------------------------- --------------------------------
        8/10/04  NCT Convertible Note ($400,000.00      Carole Salkind                      $400,000 in cash
                 principal amount)
---------------- -------------------------------------- ----------------------------------- --------------------------------
        8/10/04  Warrant to purchase 6,750,000 shares   Carole Salkind                      Agreement to purchase NCT
                 of NCT common stock at $0.0211 per                                         Convertible Note
                 share
---------------- -------------------------------------- ----------------------------------- --------------------------------
        9/02/04  NCT Convertible Note ($400,000.00      Carole Salkind                      $400,000 in cash
                 principal amount)
---------------- -------------------------------------- ----------------------------------- --------------------------------
        9/02/04  Warrant to purchase 6,750,000 shares   Carole Salkind                      Agreement to purchase NCT
                 of NCT common stock at $0.0210 per                                         Convertible Note
                 share
---------------- -------------------------------------- ----------------------------------- --------------------------------
        9/14/04  NCT Convertible Note ($400,000.00      Carole Salkind                      $400,000 in cash
                 principal amount)
---------------- -------------------------------------- ----------------------------------- --------------------------------
        9/14/04  Warrant to purchase 6,750,000 shares   Carole Salkind                      Agreement to purchase NCT
                 of NCT common stock at $0.0200 per                                         Convertible Note
                 share
---------------- -------------------------------------- ----------------------------------- --------------------------------
        9/14/04  NCT Convertible Note ($1,351,034.50    Carole Salkind                      Cancellation and surrender of
                 principal amount)                                                          convertible demand notes dated
                                                                                            5/07/04, 5/21/04, 6/04/04 each
                                                                                            in the principal amount of
                                                                                            $400,000 along with accrued
                                                                                            interest and default penalty
---------------- -------------------------------------- ----------------------------------- --------------------------------
        9/14/04  Warrant to purchase 22,500,000         Carole Salkind                      Agreement to purchase NCT
                 shares of NCT common stock at                                              Convertible Note
                 $0.0200 per share
----------------------------------------------------------------------------------------------------------------------------


ITEM 6.  EXHIBITS


4(a) Warrant dated July 16, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0290 per share, incorporated by reference to Exhibit 4(ed) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(b) Warrant dated July 16, 2004 issued to Carole Salkind for the purchase of 156,000,000 shares of NCT common stock at a purchase price of $0.0296 per share, incorporated by reference to Exhibit 4(ee) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(c) Warrant dated July 23, 2004 issued to Alpha Capital Aktiengesellschaft for the purchase of 5,555,556 shares of NCT common stock at an exercise price of the lesser of $0.0232 or 80% of the average of the closing bid price for the five days immediately preceding exercise, incorporated by reference to Exhibit 4(ef) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(d) Warrant dated July 23, 2004 issued to Longview Fund LP for the purchase of 6,944,445 shares of NCT common stock at an exercise price of the lesser of $0.0232 or 80% of the average of the closing bid price for the five days immediately preceding exercise, incorporated by reference to Exhibit 4(eg) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

4(e) Warrant dated August 2, 2004 issued to Carole Salkind for the purchase of 223,750,000 shares of NCT common stock at a purchase price of $0.0270 per share, incorporated by reference to Exhibit 4(eh) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

4(f) Warrant dated August 2, 2004 issued to Carole Salkind for the purchase of 7,500,000 shares of NCT common stock at a purchase price of $0.0270 per share, incorporated by reference to Exhibit 4(ei) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

4(g) Warrant dated August 10, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0211 per share, incorporated by reference to Exhibit 4(ej) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

4(h) Warrant dated September 2, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0210 per share, incorporated by reference to Exhibit 4(ek) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004. . 4(i) Warrant dated September 14, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0200 per share, incorporated by reference to Exhibit 4(el) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

4(j) Warrant dated September 14, 2004 issued to Carole Salkind for the purchase of 22,250,000 shares of NCT common stock at a purchase price of $0.0200 per share. , Incorporated by reference to Exhibit 4(em) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004

4(k) Warrant dated October 1, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0200 per share.

4(l) Warrant dated October 15, 2004 issued to Carole Salkind for the purchase of 7,500,000 shares of NCT common stock at a purchase price of $0.0190 per share.

4(m) Warrant dated October 21, 2004 issued to Carole Salkind for the purchase of 8,000,000 shares of NCT common stock at a purchase price of $0.0190 per share.

10(a) Secured Convertible Note in principal amount of $400,000 dated July 16, 2004 issued by NCT to Carole Salkind, incorporated by reference to
          Exhibit 10(ew) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(b) Secured Convertible Note in principal amount of $9,469,467.03 dated July 16, 2004 issued by NCT to Carole Salkind, incorporated by reference to Exhibit 10(ex) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(c) Subscription Agreement dated July 23, 2004 between NCT Group, Inc. and Alpha Capital Aktiengesellschaft and Longview Fund LP, incorporated by reference to Exhibit 10(ey) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(d) Security Agreement dated July 23, 2004 between NCT Group, Inc. and Alpha Capital Aktiengesellschaft and Longview Fund LP, incorporated by reference to Exhibit 10(ez) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(e) Secured Convertible Note in principal amount of $400,000 dated July 23, 2004 issued by NCT to Alpha Capital Aktiengesellschaft, incorporated by reference to Exhibit 10(fa) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(f) Secured Convertible Note in principal amount of $500,000 dated July 23, 2004 issued by NCT to Longview Fund LP, incorporated by reference to Exhibit 10(fb) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(g) Convertible Note in principal amount of $40,000 dated July 23, 2004 issued by NCT to Libra Finance S.A, incorporated by reference to
          Exhibit 10(fc) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(h) Convertible Note in principal amount of $50,000 dated July 23, 2004 issued by NCT to Bi-Coastal Consulting Corp., incorporated by reference to Exhibit 10(fd) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

10(i) Consulting Agreement dated July 1, 2004 between NCT Group, Inc. and Manatt Jones Global Strategies, LLC, incorporated by reference to
          Exhibit 10(fe) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(j) Consulting Agreement dated July 30, 2004 between NCT Group, Inc. and Light Speed Networks, Inc. incorporated by reference to Exhibit 10(ff) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(k) Finder Agreement dated August 1, 2004 between Artera Group, Inc. and Spyder Technologies Group, LLC, incorporated by reference to Exhibit 10(fg) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(l)1 Amendment No. 1 to the September 1, 2003 Master Distributor Agreement dated August 1, 2004 between Artera Group, Inc. and Spyder Technologies Group, LLC, incorporated by reference to Exhibit 10(fg) 1 of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(l)2 Amendment No. 1 to the September 1, 2003 Reseller Agreement dated August 1, 2004 between Artera Group, Inc. and Spyder Technologies Group, LLC, incorporated by reference to Exhibit 10(fg) 2 of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(l)3 Amendment and Waiver to Master Distributor Agreement (for Puerto Rico and The Caribbean) dated August 1, 2004 between Artera Group, Inc and Spyder Technologies Group, LLC, incorporated by reference to
          Exhibit 10(fg) 3 of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(m) Secured Convertible Note in principal amount of $13,587,645.08 dated August 2, 2004 issued by NCT to Carole Salkind, incorporated by reference to Exhibit 10(fh) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(n) Secured Convertible Note in principal amount of $400,000 dated August 2, 2004 issued by NCT to Carole Salkind, incorporated by reference to
          Exhibit 10(fi) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(o) Secured Convertible Note in principal amount of $400,000 dated August 10, 2004 issued by NCT to Carole Salkind, incorporated by reference to
          Exhibit 10(fj) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(p) Secured Convertible Note in principal amount of $400,000 dated September 2, 2004 issued by NCT to Carole Salkind, incorporated by reference to Exhibit 10(fk) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(q) Secured Convertible Note in principal amount of $400,000 dated September 14, 2004 issued by NCT to Carole Salkind, incorporated by reference to Exhibit 10(fl) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(r) Secured Convertible Note in principal amount of $1,351,034.50 dated September 14, 2004 issued by NCT to Carole Salkind, incorporated by reference to Exhibit 10(fm) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(s) Amended and Restated Private Equity Credit Agreement dated as of September 30, 2004 by and between NCT Group, Inc. and Crammer Road LLC, incorporated by reference to Exhibit 10(fn) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(t)1 Registration Rights Agreement dated September 30, 2004 between NCT Group, Inc. and Crammer Road LLC, incorporated by reference to Exhibit 10(fn) 1 of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(u) Amendment No. 8 dated September 30, 2004 to the Distribution and Marketing Agreement dated April 21, 2003 between Artera Group, Inc. and Avaya Inc, incorporated by reference to Exhibit 10(fo) 1 of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004.

10(v) Secured Convertible Note in principal amount of $400,000 dated October 1, 2004 issued by NCT to Carole Salkind.

10(w) Amendment No. 9 dated October 14, 2004 to the Distribution and Marketing Agreement dated April 21, 2003 between Artera Group, Inc. and Avaya Inc.

10(x) Secured Convertible Note in principal amount of $425,000 dated October 15, 2004 issued by NCT to Carole Salkind.

10(y) Secured Convertible Note in principal amount of $479,392.54 dated October 21, 2004 issued by NCT to Carole Salkind.

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


Dated: November 15, 2004