Form 10-Q/A
period 2004-09-30
NCT GROUP INC
filed 2005-01-05
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------


                                   FORM 10-Q/A
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for NCT Group, Inc. for the quarter ended September 30, 2004 is being filed to correct the items described below contained in NCT Group, Inc.'s Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on November 15, 2004.

The sole purpose of this amendment is to correct a typographical error appearing in EDGAR in the Condensed Consolidated Balance Sheet at September 30, 2004 on page 3 and in Note 3 of the Notes to the Condensed Consolidated on page 10. On both pages, the correct amount for the line item "Accrued expenses" at September 30, 2004 should be $17,664 not $17,644, a difference of $20. No other changes have been made to the Form 10-Q as originally filed.



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

PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Notes 1 and 6)


                                                                                              (in thousands, except share data)
                                                                                             December 31,           September 30,
                                                                                                 2003                   2004
                                                                                             --------------         --------------
ASSETS                                                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                                  $         988          $         795
  Investment in available-for-sale marketable securities                                                49                     32
  Accounts receivable, net                                                                             255                    743
  Inventories, net                                                                                     509                    519
  Other current assets (includes $138 and $28, respectively, due from officers)                        310                    136
                                                                                             --------------         --------------
          Total current assets                                                                       2,111                  2,225

Property and equipment, net                                                                            641                    526
Goodwill, net                                                                                        7,184                  7,184
Patent rights and other intangibles, net                                                             1,223                  1,121
Other assets                                                                                         1,616                    129
                                                                                             --------------         --------------
                                                                                             $      12,775          $      11,185
                                                                                             ==============         ==============
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                           $       2,905          $       1,720
  Accrued expenses  (includes $1,128 and $4,075, respectively, related parties)                     13,799                 17,664
  Notes payable                                                                                      3,403                    621
  Related party convertible notes (due to a stockholder)                                            28,650                 33,697
  Current maturities of convertible notes                                                            3,438                  4,416
  Deferred revenue                                                                                   2,763                  1,430
  Shares of subsidiary subject to exchange into a variable number of shares                            742                    704
  Other current liabilities                                                                          7,227                  6,987
                                                                                             --------------         --------------
          Total current liabilities                                                                 62,927                 67,239

Long-term liabilities:
  Deferred revenue                                                                                     535                      -
  Convertible notes                                                                                    675                      -
  Other liabilities                                                                                  1,536                     73
                                                                                             --------------         --------------
          Total long-term liabilities                                                                2,746                     73

Commitments and contingencies

Minority interest in consolidated subsidiaries                                                       8,313                  8,562
                                                                                             --------------         --------------

Capital deficit:
Preferred stock, $.10 par value, 10,000,000  shares authorized:
  Convertible series H preferred stock, issued and outstanding, 1,725 and
   1,752 shares, respectively; (redemption amount $20,700,000 and
   $20,970,000, respectively; liquidation amount $18,300,822 and $19,093,026, respectively)         18,301                 19,028
Common stock, $.01 par value, authorized 645,000,000 shares:
  issued and outstanding, 641,970,392 shares                                                         6,420                  6,420
Additional paid-in capital                                                                         205,102                235,943
Accumulated other comprehensive loss                                                                (1,170)                   (14)
Accumulated deficit                                                                               (289,864)              (326,066)
Common shares payable, 3,029,608 shares                                                                  -                      -
                                                                                             --------------         --------------
          Total capital deficit                                                                    (61,211)               (64,689)
                                                                                             --------------         --------------
                                                                                             $      12,775          $      11,185
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
                                   ============   ============


     Depreciation expense for the nine months ended September 30, 2003 and 2004 was approximately $0.4 and $0.2 million, respectively.

         Accrued expenses comprise the following (in thousands):

                                                December 31,    September 30,
                                                   2003             2004
                                               -------------    -------------
Non-registration fees                          $      3,147     $      4,112
Interest                                              1,484            1,783
Interest due to a related party                         818              849
Judgments                                             2,072            2,066
Non-conversion fees due to a related party                -            2,741
Non-registration fees due to a related party              -              385
Default penalties due to a related party                  -               40
Consulting fees due to a related party                  310              445
Executive compensation payable                          378            1,401
Commissions payable                                     276              361
Legal fees                                              669              563
Other                                                 4,645            2,918
                                               -------------    -------------
  Accrued Expenses                             $     13,799     $     17,664
                                               =============    =============


         Deferred revenue comprise the following (in thousands):

                                                December 31,    September 30,
                                                   2003             2004
                                               -------------    -------------
New Transducers Ltd.                           $      2,675     $      1,070
Other                                                   623              360
                                               -------------    -------------
                                               $      3,298     $      1,430
Less: amount classified as current                   (2,763)          (1,430)
                                               -------------    -------------
  Deferred revenue (classified as long term)   $        535     $          -
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

4(j) Warrant dated September 14, 2004 issued to Carole Salkind for the purchase of 22,250,000 shares of NCT common stock at a purchase price of $0.0200 per share. , Incorporated by reference to Exhibit 4(em) of NCT's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004

4(k) Warrant dated October 1, 2004 issued to Carole Salkind for the purchase of 6,750,000 shares of NCT common stock at a purchase price of $0.0200 per share. (1)

4(l) Warrant dated October 15, 2004 issued to Carole Salkind for the purchase of 7,500,000 shares of NCT common stock at a purchase price of $0.0190 per share. (1)

4(m) Warrant dated October 21, 2004 issued to Carole Salkind for the purchase of 8,000,000 shares of NCT common stock at a purchase price of $0.0190 per share. (1)

10(a) Secured Convertible Note in principal amount of $400,000 dated July 16, 2004 issued by NCT to Carole Salkind, incorporated by reference to
          Exhibit 10(ew) of NCT's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004.

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

10(v) Secured Convertible Note in principal amount of $400,000 dated October 1, 2004 issued by NCT to Carole Salkind. (1)

10(w) Amendment No. 9 dated October 14, 2004 to the Distribution and Marketing Agreement dated April 21, 2003 between Artera Group, Inc. and Avaya Inc. (1)

10(x) Secured Convertible Note in principal amount of $425,000 dated October 15, 2004 issued by NCT to Carole Salkind. (1)

10(y) Secured Convertible Note in principal amount of $479,392.54 dated October 21, 2004 issued by NCT to Carole Salkind. (1)

31(a) Certification of Chief Executive Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934. (2)

31(b) Certification of Chief Financial Officer pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934. (2)

32(a) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a - 14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)


---------------------
(1)  Previously filed
(2)  Filed herewith.

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


Dated: January 5, 2005