Form 10-K
period 2004-12-31
NCT GROUP INC
filed 2005-04-07
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K
                                  -------------


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


                         Commission file number: 0-18267


                                 NCT GROUP, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                               59-2501025
          ----------                                             ------------
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization                              Identification No.)

                 20 Ketchum Street, Westport, Connecticut 06880
          (Address of principal executive offices, including Zip Code)

       Registrant's telephone number, including area code: (203) 226-4447
                                                           --------------

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

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates of the registrant as of June 30, 2004 was approximately $17.5 million.

Number of shares of common stock outstanding as of March 30, 2005: 641,970,392


                                Table of Contents

                                                                                       Page
PART I                                                                                 ----
Item 1.    Business                                                                     3
Item 2.    Properties                                                                   8
Item 3.    Legal Proceedings                                                            8
Item 4.    Submission of Matters to a Vote of Security Holders                         10

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities                        11
Item 6.    Selected Financial Data                                                     12
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                    14
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                  29
Item 8.    Financial Statements and Supplementary Data                                 29
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                     29
Item 9A.   Controls and Procedures                                                     29
Item 9B.   Other Information                                                           29

PART III

Item 10.   Directors and Executive Officers of the Registrant                          30
Item 11.   Executive Compensation                                                      32
Item 12.   Security Ownership of Certain Beneficial Owners and Management              35
Item 13.   Certain Relationships and Related Transactions                              38
Item 14.   Principal Accounting Fees and Services                                      45

PART IV

Item 15.   Exhibits, Financial Statement Schedules                                     46

Signatures                                                                            S-1


                                     PART I

     This Annual Report on Form 10-K contains  forward-looking  statements  that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this Annual Report. We have included important factors in the cautionary statements included in this Annual Report, particularly in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Our Future Results," that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

     "NCT" (which may be referred to as "we," "us," or "our") means NCT Group, Inc. or NCT Group, Inc. and its subsidiaries, as the context requires.

     The  NCT  Group,  Inc.  name  and  logo,  NoiseBuster(R),   ClearSpeech(R),
ProActive(R), Sight & Sound(R), Artera(R) and Artera Turbo(TM) are either registered trademarks or trademarks of NCT Group, Inc. in the United States and/or other countries. All other trademarks, service marks or trade names referred to in this Annual Report are the property of their respective owners.

ITEM 1.   BUSINESS

General

     NCT Group, Inc. develops and licenses technologies based upon its portfolio of patents and related rights and extensive know-how and non-patented technologies. We have a strong technology base with approximately 584 domestic and international patents and related rights. We operate in three segments: communications, media and technology. Our major focus is the development of our communications businesses, particularly our Artera Turbo data communication and network optimization service, and our communications headset products and systems produced by our majority-owned subsidiary, Pro Tech Communications, Inc.

     We have strategic licensing relationships with manufacturers for integration of certain of our technologies into their products and applications, from which we earn licensing fees, ongoing per unit royalties and engineering fees.

     Our strategy is to leverage our existing base of proprietary technologies by licensing our technologies and by developing new products, services and applications. We continue to establish distribution channels and strive to increase consumer awareness of our products, services, applications and technologies. At the same time, we continue to strive to lower the cost of our products and services and to enhance their technological performance.

     We classify revenue recognized from our product lines in our statements of operations as technology licensing fees and royalties, product sales, advertising, and engineering and development services. Our product lines and licenses that comprised more than 10% of our total revenue in any one of the last three years are as follows:

     o Flat panel transducer technology licensed to New Transducers Ltd. ("NXT") was accounted for in our media segment and comprised approximately 29%, 44% and 39% of our total revenue in 2002, 2003 and 2004, respectively;

     o Product revenue from the sale of our communications headset products was accounted for in our communications segment and comprised approximately 23%, 24% and 22% of our total revenue in 2002, 2003 and 2004, respectively; and

     o Software technology licensed to Teltran International Group, Inc. was accounted for in our communications segment and comprised approximately 26%, 0% and 0% of our total revenue in 2002, 2003 and 2004, respectively.

     We were incorporated in Delaware in 1986 and changed our name to NCT Group, Inc. in 1998. Our principal executive offices are located at 20 Ketchum Street, Westport, Connecticut 06880, our telephone number is (203) 226-4447 and our Internet address is www.nctgroupinc.com. The information on our Internet website is not incorporated into this Annual Report.

Operations

     We operate our business through three segments: communications, media and technology. Each of our operating segments targets the commercialization of products and technologies in specific markets. Please see Notes 24 and 25 to the Notes to Consolidated Financial Statements contained elsewhere in this Annual Report for additional information regarding our operating segments and geographic areas.

Communications Segment

     Our communications segment includes our Artera Group, Inc. and Pro Tech Communications, Inc. subsidiaries. Artera Group develops and markets Artera Turbo, a software-based, high-speed, data communication and network optimization service, to residential users, small and medium businesses and larger enterprises. Pro Tech engineers, designs and distributes audio and communications headset products and systems into the contact center, quick-service restaurant and consumer audio markets. Our communications segment also develops and markets our ClearSpeech noise and echo cancellation algorithms and related microphones and speakers.

Artera Turbo

     Artera Turbo is a software-based service that improves the effective performance of communication lines for Internet-based applications such as web browsing, e-mail and file transfers. The service accomplishes these improvements by employing a number of patent-pending, performance enhancement techniques that decrease the size and increase efficiencies in the movement, storage and delivery of electronic data.

     Artera Turbo accelerates web browsing, web-based file transfers, uploading and downloading of all native File Transfer Protocol (FTP) file transfers, and all types of e-mail from simple web-based e-mail systems, such as Hotmail and Yahoo Mail, to Post Office Protocol3 (POP3) and Simple Mail Transfer Protocol
(SMTP) based e-mail systems, such as Microsoft Outlook, Microsoft Outlook Express and Microsoft Exchange. Artera Turbo provides effective speeds of more than five times the normal speed of a 56k dial-up line, in other words, speeds comparable to digital subscriber lines (DSL). Artera Turbo also accelerates other connections including cable, DSL and integrated services digital networks
(ISDN).

     Beginning in 2004, we expanded our emphasis beyond the residential market to include opportunities for Artera Turbo in the enterprise market. We entered into a distribution and marketing agreement with Avaya that, as amended, expires in October 2005. Avaya designs, builds and manages communications networks for more than one million businesses worldwide. In March 2004, Avaya announced its Avaya Network Bandwidth Optimization (NBO) service based on Artera Turbo technology for enterprise users. The service offering can create more capacity on a company's communications network and more than double data transmission speeds without investing in hardware-based bandwidth compression systems or network upgrades. In May 2004, Avaya released NBO for general availability and sales training was initiated. Avaya is responsible for promoting and selling NBO to its clients, while we provide technical and sales support as required by Avaya. As of February 28, 2005, no revenue has been generated as a result of our relationship with Avaya. We are pursuing other strategic partnerships for distribution of our enterprise version of Artera Turbo in the Americas, Europe, the Middle East and Asia.

     During the second half of 2004, we initiated the development of a new web accelerator brand that we believe will enable us to compete more effectively in a market fraught with competitive pricing and distribution pressures. The new brand represents a potential new business model for us. The service is targeted to the residential web accelerator market, principally dialup users, but the service can also speed cable and DSL. We intend to commercially introduce this new brand in the second quarter of 2005. We also continue to develop and market our Artera Turbo brand for residential, small business and enterprise markets.

Pro Tech

     Pro Tech engineers, designs and distributes audio and communications solutions and other products for consumers, business users and industrial users. Pro Tech's products include:

     o    NoiseBuster active noise reduction consumer audio headphones;

     o Apollo headsets and amplifiers for use in contact centers, corporate settings and small office/home office applications; and

     o    ProCom headsets for use in quick-service restaurants.

     Pro Tech is also pursuing the development of new products to address additional markets of opportunity, including personal hearing protection, spectator racing, two-way radio communications, aviation and military. For example, Pro Tech expects to introduce an active noise reduction safety earmuff during the first half of 2005. This earmuff has been developed to provide hearing protection in high-noise environments by combining passive hearing protection with advanced active noise reduction technology.

ClearSpeech

     Our ClearSpeech business specializes in the research and development of signal processing algorithms and related hardware for enhancing voice communications. We have developed solutions for a wide range of communication system challenges, including third generation (3G) cellular video phones, drive-thru service facilities, security and surveillance equipment, hands-free communication systems, Formula 1 and NASCAR racing, digital mobile radios and automotive speech recognition applications. Our ClearSpeech suite of signal processing technology includes echo cancellation and noise reduction algorithms for human listeners and for speech recognition applications.

Media Segment

     Our media segment, through our Hospital Radio Network business, develops and distributes a micro broadcasting system that delivers place-based broadcast and billboard advertising. We use our proprietary digital technology to deliver advertising messages interspersed with CD-quality music programming to hospitals and other health care facilities. To date, we have focused on installations in New York City metropolitan area hospitals and outpatient health care facilities.

Technology Segment

     Our technology segment consists of our Advancel Logic Corporation subsidiary, which participates in the native Java embedded microprocessor market. We have licensed certain Advancel-developed technology to STMicroelectronics SA for smart card applications, and since 2003,
STMicroelectronics has been shipping orders of its smart cards incorporating this technology.

Technology and Intellectual Property

     We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and elsewhere as well as confidentiality procedures and contractual provisions to protect our proprietary technology. We also enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our consultants and other third parties. As of February 28, 2005, we held approximately 584 patents and related rights and an extensive library of know-how and unpatented technology. We have patent coverage in the U.S., Canada, Japan, Europe, Korea, Australia, Hong Kong and Taiwan. We hold or have rights to 312 inventions as of December 31, 2004, including 111 United States patents and approximately 473 corresponding foreign patents. We have pending 116 U.S. and foreign patent applications. Our engineers have made 164 invention disclosures for which we are in the process of preparing patent applications. Our patents have expiration dates ranging from 2005 through 2019, with the majority of the material patents upon which we rely expiring in 2011 and beyond.

     We have made substantial investments in our technology and intellectual property and have incurred development costs for engineering prototypes, pre-production models and field-testing of several products and applications. Our intellectual property strategy has been to build upon our base of core technology that we have developed, acquired or exclusively licensed with newer advanced technology patents developed by, purchased by or exclusively licensed to us. In many instances, we have incorporated the technology embodied in our core patents into patents covering specific product applications, including product design and packaging. We believe this building-block approach provides greater protection to us than relying solely on the core patents.

     Our core patents and advanced patents and patent applications include the following technologies:

     o    Artera Turbo information and traffic optimization management;

     o    active noise control for headsets;

     o    filters for signal enhancement and speech filtering; and

     o    our method and apparatus for delivering audiovisual information.

     Our key technologies include the following:

     Information and Traffic Optimization Management Software. Our patent-pending Artera Turbo technology is a subscription-based service that enhances the effective speed of Internet activities, including web browsing, e-mail and file transfers, for any residence or small to medium sized business, educational institution, government facility or large enterprise. Artera Turbo works via a series of proprietary data management techniques. These involve optimization processes Artera Turbo performs on an information stream to reduce the number of bytes transferred over the network (reduction of the size of data transferred). These techniques are the subject of three patents pending owned by us. We believe that the aspects of our Artera Turbo technology that are patents pending are unique to us. While it is not possible to patent all of our data optimization technology, our patents pending cover the unique implementation techniques we have developed.

     Active Noise Reduction. Our active noise reduction technology minimizes low frequency acoustical noise, or rumbling sounds. Active noise reduction creates sound waves that are equal in frequency but opposite in phase to the noise, which is any unwanted acoustical signal. The anti-noise signal effectively cancels the unwanted noise signal. Products incorporating this technology include our NoiseBuster consumer audio headphones.

     Signal Enhancement. Our signal enhancement technology can be used to reduce unwanted signals that enter into a communications network, such as when background noise enters telecommunications or radio systems from a telephone receiver or microphone. We have developed a line of patented algorithms called ClearSpeech that perform various signal enhancement functions. Our ClearSpeech Adaptive Speech Filter algorithm removes noise from voice transmissions. The filter is effective against a variety of stationary noises whose amplitude and pitch change slowly compared to the spectral variations characteristic of human speech. Our ClearSpeech Acoustic Echo Cancellation removes acoustic echoes in hands-free, full duplex communication systems. Acoustic echo cancellation is an adaptive, frequency-based algorithm that continuously tracks and updates the changes in the acoustic path between the loudspeaker and the microphone to eliminate the acoustic echo. Our ClearSpeech Reference Noise Filter isolates and removes interfering signals, such as background radio, television, machine and siren noise, so communications can be heard more clearly. The reference noise filter algorithm was designed to remove interference from a desired signal in applications where a reference signal for the interference is available.

     Digital Broadcasting Station System Software. Our digital broadcasting station system software technology is utilized in our micro broadcasting systems to deliver customized music programming to each broadcasting site. Advertising is scheduled and updated via a communications link, such as the Internet. The software also performs status checking, play log functions and other diagnostic functions made available to the central control network.

     Protecting our intellectual property rights is costly and time consuming. Maintenance and annuity fees for our extensive patent portfolio are a significant portion of our expenses and typically range from $300,000 to $600,000 annually. We incur maintenance fees to maintain our granted U.S. patents and annuity fees to maintain foreign patents and the pendancy of patent applications. If, due to financial constraints, we are required to reduce our level of operations, we will not be able to continue to meet the extensive monetary outlay for maintenance and annuity fees to prevent all of our patents and applications from becoming abandoned. If this occurs, we will have to prioritize our portfolio accordingly.

Research and Development

     Our research and development personnel focus on product, software and algorithm development that provides the technological basis for our technology licensing and commercial products, and on basic research that helps provide the scientific advances that ultimately lead to new products and technology. As of February 28, 2005, our product and development team consisted of approximately 19 development engineers and scientists.

     Our research and development expenses totaled approximately $4.3 million, $3.7 million and $4.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain and expand our competitive position. This includes improving our current technologies and products and developing newer technologies and products.

Marketing and Sales

Communications Segment

Artera Turbo

     Artera Turbo is available in a single user residential version, a small office/home office (SoHo) local area network (LAN) version and an enterprise version that can support 250 or more concurrent users on a LAN. In the residential market, we market the service through a channel of Internet Service Providers (ISPs) who generally private label the service. We currently target the enterprise market through our strategic partnership with Avaya.

Pro Tech

     We sell our Pro Tech products directly as well as through a network of distributors. Key target markets include consumer audio, call centers and major quick-service restaurant chains.

ClearSpeech

     We license our ClearSpeech algorithms to manufacturers for incorporation into various products. Two major customers are Sharp Japan and OKI Electric Industry Co., Ltd.. Sharp Japan's Communication Division has incorporated our ClearSpeech Adaptive Speech Filter algorithm into its new line of 3G cellular phones. OKI incorporates our ClearSpeech noise cancellation algorithm into its large-scale integrated circuits (ICs).

     Our ClearSpeech technology is also incorporated into speaker and microphone products that are sold through a network of distributors.

Media Segment

     Our Hospital Radio Network sales initiatives are targeted to expanding the number of participating health care facilities and to selling advertising on its network. Hospital Radio Network installs its micro broadcasting system at no cost to the facility. The facility receives a share of the advertising revenues generated by the sale of advertising on the network.

Technology Segment

     Our Advancel microprocessor technology is incorporated into smart card applications developed and marketed by STMicroelectronics.

Competition

     We have a number of direct and indirect competitors for our products and services. Our major competition for our Artera Turbo service offering includes Internet accelerator services offered by Propel, Proxyconn and Slipstream. Our primary competitors for Pro Tech's lightweight telephone headsets are Plantronics and GN Netcom and for Pro Tech's NoiseBuster headphones are Bose and Sony. Our major competition for our ClearSpeech noise and echo cancellation algorithms includes Lucent and Texas Instruments. Finally, our Hospital Radio Networks business competes against other on-site music providers, such as Muzak, and against other advertising media. In addition, we believe that a number of other large companies, such as major domestic and foreign communications, computer and electronics manufacturers have research and development efforts underway that potentially could be competitive with our products and services.

     Many of our competitors and potential competitors are well-established companies that have substantially greater financial, technical, production, sales and marketing, and product development resources than we do. We believe that our competitive advantages for our products and services include high performance resulting from our proprietary technology, superior design and construction, and low cost, but that our competitive disadvantages include limited name recognition, limited marketing and distribution resources and long production lead times.

Employees

     As of February 28, 2005, we had 68 employees. These include 19 in engineering and development; 11 in operations and production; 12 in sales and marketing; 11 in management and administration; and 15 in finance, accounting, human resources, legal, information technology and intellectual property. None of our employees is represented by a labor union. We believe our employee relationships are good.

Available Information

     We file reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's public reference room at Judiciary Plaza Building, 450 Fifth Street, N.W., Room 1024, Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC's Internet site at http://www.sec.gov.

     We maintain an Internet website at www.nctgroupinc.com. Our periodic reports filed with the SEC (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Section 16 reports) are available free of charge on our Investor Information website at
www.nctgroupinc.com/investors as soon as reasonably practicable after these reports are electronically filed with the SEC. The information posted on our website is not incorporated into this Annual Report.

ITEM 2.   PROPERTIES

     Our principal executive offices and corporate headquarters are located in Westport, Connecticut where we lease approximately 18,700 square feet pursuant to a lease that expires in March 2010. We also lease approximately 2,400 square feet in Hanover, Maryland for certain of our engineering activities. This lease expires in March 2008.

     Our Artera Turbo product development operations are located in Middlebury, Connecticut where we lease approximately 6,400 square feet pursuant to a lease that expires in March 2009.

     Our European operations are conducted primarily in Cambridge, England where we lease approximately 4,000 square feet pursuant to a lease that expires in April 2007.

     Pro Tech's executive, sales and manufacturing facilities are located in Fort Pierce, Florida where we lease approximately 13,000 square feet pursuant to a lease that expires in February 2006.

     We believe our facilities provide us with adequate space for the near term consistent with our current business plans.

ITEM 3.   LEGAL PROCEEDINGS

Production Resource Group Litigation

     In June 2001, Production Resource Group, LLC ("PRG") brought suit in Connecticut state court against us for breach of agreements relating to the lease of certain Sight & Sound equipment. In December 2001, we accepted an Offer of Judgment in the suit that required us to pay PRG $2.0 million. In January 2002, outside the scope of that judgment, PRG amended its complaint to allege that Michael Parrella, our Chairman and Chief Executive Officer, in dealing with PRG on our behalf, committed breaches of good faith and fair dealing, unfair trade practices and fraud. In December 2003, PRG brought suit in Delaware state court against us, Michael Parrella, Irene Lebovics (our President and a Director), John McCloy II (a Director) and Sam Oolie (a Director), which suit was later amended to add Cy Hammond (our Chief Financial Officer and a Director) as a defendant. In this lawsuit, PRG sought, among other things, the appointment of a receiver over our business and assets. In May 2004, PRG brought a second suit in Connecticut state court, this one against us and Carole Salkind, alleging fraudulent transfers in connection with certain collateral Ms. Salkind holds in connection with her loans to us.

     In October 2004, in the first Connecticut case, PRG withdrew its complaint against Mr. Parrella (without prejudice).

     On December 3, 2004, we were informed by Carole Salkind that she entered into a written agreement with PRG pursuant to which PRG assigned to Ms. Salkind all of its claims against us and our directors and officers. On December 22, 2004, we, all of the individual members of our board of directors and Ms. Salkind entered into a settlement agreement. Under this agreement, Ms. Salkind irrevocably released us and our directors from and against all claims assigned to Ms. Salkind by PRG, except as described below. In connection with her release, Ms. Salkind has agreed to dismiss (without prejudice) the three lawsuits described above.

     In consideration for entering into the settlement agreement, we issued to Ms. Salkind a five-year convertible note in the principal amount of $5 million. The note is secured by substantially all of our assets. The note bears interest, retroactive to December 1, 2004, at 12% per annum payable quarterly in arrears beginning October 1, 2005, and bears interest at a default rate of 17% per annum on any interest or principal not paid when due. At the election of Ms. Salkind, the note may be converted into 301,204,819 shares of our common stock at a conversion price per share of $0.0166 or exchanged for shares of common stock of any of our subsidiaries (other than Pro Tech) that makes a public offering of its common stock (at the public offering price).

     The settlement agreement further provides that unless there is a default under the note, Ms. Salkind may not enforce any of the PRG claims or lawsuits described above. Upon full satisfaction of the note, Ms. Salkind's release of the PRG claims automatically becomes unqualified and Ms. Salkind must dismiss the PRG lawsuits described above, this time with prejudice. However, if a default occurs under the note, all PRG claims and lawsuits against us and our directors may thereafter be enforced by Ms. Salkind, including the lawsuits previously dismissed without prejudice and including the judgment of $2.0 million plus accrued interest described above, all to the extent necessary for full satisfaction under the note.

     During 2004, we recorded an expense of $3.6 million for settlement of PRG claims. The settlement expense included consideration in the form of a convertible note payable of $5.0 million, the fair value of warrants issued of $1.3 million offset by $2.7 million of judgment and interest expense previously accrued.

     In connection with the issuance of the note, we issued to Ms. Salkind a five-year warrant to purchase 82,500,000 shares of our common stock at an exercise price per share of $0.0166.

Founding Midcore Shareholder Litigation

     In April 2004, Jerrold Metcoff and David Wilson filed a complaint against us and Michael Parrella, our Chairman and Chief Executive Officer, in Connecticut state court, which complaint was subsequently amended to add Carole Salkind as a defendant. This action arose out of the August 29, 2000 Agreement and Plan of Merger pursuant to which Messrs. Metcoff, Wilson and others sold to us 100% of the outstanding shares of a corporation that was merged into and became our subsidiary, Midcore Software, Inc. A lookback provision in the agreement requires us to issue additional shares of our common stock to Messrs. Metcoff and Wilson to guarantee a fixed value to a prior share issuance by us that served as partial consideration under the agreement. Under the formula in the agreement, we are required to issue 26,193,025 shares for the lookback. In addition, the agreement provides for a minimum royalty amount through August 29, 2003, with a payment of cash or shares of common stock by us to reach the minimum amount for that date. On September 23, 2003, Messrs. Metcoff and Wilson elected to receive this royalty payment in shares. Under the formula in the agreement, we are required to issue 34,166,551 shares for the royalty payment. We did not issue any of the total of 60,359,576 shares to Messrs. Metcoff or Wilson.

     The complaint, as amended, alleges breaches of the August 29, 2000 agreement and related improper acts and omissions, including (i) our failure to issue the lookback and royalty shares; (ii) our breach of representations and warranties in or relating to the agreement; (iii) "unjust enrichment" of Artera Group in its use of intellectual property owned by the entity that became Midcore Software; (iv) misrepresentations by Mr. Parrella in connection with the agreement and the operation of Midcore Software since August 29, 2000; (v) tortuous interference by Artera Group and Mr. Parrella with Messrs. Metcoff's and Wilson's contractual relations with NCT and Midcore Software; (vi) our failure to deliver documents pertaining to resales by Messrs. Metcoff and Wilson of the shares of our common stock they did receive under the August 29, 2000 agreement; and (vii) fraudulent transfers and civil conspiracy of us and Ms. Salkind in a number of our financing transactions and in the treatment of our assets constituting collateral in these financings. The complaint, as amended, seeks damages, punitive damages, interest and attorneys' fees, all in unspecified amounts. In September 2004, the plaintiffs filed an application for a prejudgment attachment and garnishment of the assets of us and Mr. Parrella to the extent of $4,200,000. Messrs. Metcoff and Wilson have not pursued that application, but if they do, we intend, and Mr. Parrella has told us that he intends, to object to it. On January 7, 2005, the court granted our motion to strike one of the claims against Midcore Software in the amended complaint, pertaining to Midcore's responsibility for our failure to issue shares of our common stock to Messrs. Metcoff and Wilson. However, on January 24, 2005, Messrs. Metcoff and Wilson moved for permission to file a substitute complaint that would reformulate this claim. On February 22, 2005, we requested a court order that the proposed reformulated claim, if allowed into this case, be further revised. On March 23, 2005, the plantiffs objected to our motion for reformulation, and a decision is pending. Discovery in the case has begun.

     We have agreed to indemnify Mr. Parrella, to the extent permitted by our certificate of incorporation and applicable law, for any liabilities (including legal fees) Mr. Parrella may incur as a result of the claims against him in this action. We have submitted the claims against Mr. Parrella to our director and officer indemnification insurance carrier, but the carrier has not yet responded to confirm or initially deny coverage. Ms. Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured notes to her, we will pay the legal fees she incurs as a result of the claims in this action. At December 31, 2004, approximately $19,000 in legal fees were incurred by Ms. Salkind, of which $15,000 was paid by us in 2004 and $4,000 of which was paid by us in March 2005. We intend to deny and defend against all claims against us in the action. Mr. Parrella and Ms. Salkind have told us that each intends to deny and defend against all claims against him or her in the action.

Artera Trademark Oppositions

     In December 2002, Altera Corporation filed oppositions to the granting of all of our pending U.S. trademark registration applications for "Artera Turbo" and of some of our pending U.S. trademark registration applications for "Artera." In June 2004, Altera Corporation filed oppositions to the granting of our trademark registration applications for "Artera Turbo" and "Artera" in Australia. The alleged basis for all of these oppositions is, in essence, that the Artera marks are confusingly similar to Altera Corporation's mark of "Altera," which was registered in a number of product and service categories prior to the initial filing of the "Artera Turbo" and "Artera" applications being opposed. We intend to defend against these oppositions vigorously.

     We believe that there are no other lawsuits, patent infringement claims, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on our financial position or operating results. Based upon information currently available to us, we believe that adequate provisions have been estimated and included in our consolidated financial statements for these matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock currently trades on the NASD OTC Bulletin Board under the symbol "NCTI." The following table sets forth the high and low sales prices of our common stock, as reported on the NASD OTC Bulletin Board, for each of the periods listed.

                              2003                      2004
                     ----------------------    ----------------------
                      High           Low         High          Low
                     --------     ---------    ---------    ---------
     1st Quarter     $0.075        $0.028        $0.081      $0.039
     2nd Quarter     $0.081        $0.027        $0.061      $0.025
     3rd Quarter     $0.078        $0.031        $0.039      $0.019
     4th Quarter     $0.057        $0.037        $0.026      $0.016

     As of February 28, 2005, we had approximately 4,200 holders of record of our common stock, representing approximately 30,000 beneficial owners.

Dividends

     We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our board of directors will have discretion in determining whether to declare or pay dividends, which will depend upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant. In addition, we may not declare, pay or make any dividends or other distributions upon our common stock unless we first pay all accrued dividends on our series H convertible preferred stock. Furthermore, certain senior equity securities of our subsidiaries contain limitations on the payment of dividends on the common stock of these subsidiaries.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data is derived from our historical financial statements and should be read in conjunction with our consolidated financial statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included elsewhere in this Annual Report.


                                                                 (in thousands of dollars, except per share amounts)
                                                                              Years Ended December 31,
                                                     -------------------------------------------------------------------------------
                                                        2000            2001             2002             2003           2004
                                                      ---------      ----------       ----------       ----------     ----------
RESULTS OF OPERATIONS AND
  LOSS PER SHARE:
REVENUE:
  Technology licensing fees and royalties             $   9,928 (b)  $    5,633 (b)   $    4,493       $    3,013     $    3,422
  Product sales, net                                      2,001           4,568            2,697            1,708          1,902
  Advertising                                               828             279              105               88            147
  Engineering and development services                       83             132               24               49              4
                                                      ---------      ----------       ----------       ----------     ----------
    Total revenue                                     $  12,840      $   10,612       $    7,319       $    4,858     $    5,475
                                                      ---------      ----------       ----------       ----------     ----------
COSTS, EXPENSES AND OTHER INCOME:
  Cost of product sales                               $   2,127      $    3,340       $    1,279       $      787     $    1,089
  Cost of advertising                                       814             332               15               14             15
  Cost of engineering and development services               55               2                8               53              3
  Selling, general and administrative                    11,408          18,983 (e)       14,850           17,519 (l)      9,716 (o)
  Research and development                                4,412           5,966            4,711            3,684          4,104
  Other operating (income) expense, net                   2,661 (c)      35,841 (f)       11,439 (j)         (244)         5,932 (p)
                                                      ---------      ----------       ----------       ----------     ----------
    Operating costs, expenses and other income           21,477          64,464           32,302           21,813         20,859
Non-operating items:
  Other (income) expense, net                              (162)         16,099 (g)        7,411 (k)         (943)(m)      6,575 (q)
  Interest (income) expense, net                          1,849           6,127 (h)        7,711           14,288 (n)     42,667 (r)
                                                      ---------      ----------       ----------       ----------     ----------
    Total costs and expenses                          $  23,164      $   86,690       $   47,424       $   35,158     $   70,101
                                                      ---------      ----------       ----------       ----------     ----------

Net loss before cumulative effect
  of change in accounting principle                   $ (10,324)     $  (76,078)      $  (40,105)      $  (30,300)    $  (64,626)
Cumulative effect of change in accounting principle           -          (1,582)(i)            -                -              -
                                                      ---------      ----------       ----------       ----------     ----------

NET LOSS                                              $ (10,324)     $  (77,660)      $  (40,105)      $  (30,300)    $  (64,626)
Less:
Preferred Stock dividends                                   113             969            2,817            2,948          6,984 (s)
Beneficial conversion features                            5,667 (d)         392               46                -            104
                                                      ---------      ----------       ----------       ----------     ----------

Loss attributable to common stockholders              $ (16,104)     $  (79,021)      $  (42,968)      $  (33,248)    $  (71,714)
                                                      =========      ==========       ==========       ==========     ==========

Loss per share:                                       $   (0.06)     $    (0.20)      $    (0.10)      $    (0.06)    $    (0.11)
  Loss before cumulative effect
    of change in accounting principle                         -           (0.01)               -                -              -
                                                      ---------      ----------       ----------       ----------     ----------
  Basic and diluted net loss per share                $   (0.06)     $    (0.21)      $    (0.10)      $    (0.06)    $    (0.11)
                                                      =========      ==========       ==========       ==========     ==========
Weighted average common shares outstanding -
    Basic and diluted (a)                               292,758        377,084           446,423          563,543        645,000
                                                      =========     ==========        ==========       ==========     ==========


                                                                                  As of December 31,
                                                      -----------------------------------------------------------------------------
                                                         2000           2001             2002             2003               2004
                                                      ---------      ----------       ----------       ----------         ----------
BALANCE SHEET DATA:
 Total assets                                           $39,382        $ 20,009         $ 13,569         $ 12,775         $   5,454
 Total current liabilities                               23,386          56,959           53,542           62,927            74,781
 Total long term liabilities                              3,761           7,765            5,011            2,746             5,063
 Accumulated deficit                                   (141,799)       (219,459)        (259,564)        (289,864)         (354,490)
 Stockholders' equity (capital deficit) (t)               9,858         (53,463)         (53,673)         (61,211)          (83,035)
 Working capital deficit                                 (9,727)        (52,636)         (51,409)         (60,816)          (72,258)


Notes:
------
(a) Excludes shares issuable upon the exercise of outstanding stock options, warrants, convertible and exchangeable preferred stock and convertible and exchangeable debt since their effect would be antidilutive.

(b) Includes revenue recognized upon licensing activities for licenses that we subsequently reacquired, as follows: 2000 - $1.1 million and 2001 - $0.2 million.

(c)  Includes a $3.1 million charge for the impairment of goodwill.

(d) Includes a $1.0 million adjustment to beneficial conversion feature previously reported by Pro Tech.

(e) Increase in 2001 compared to 2000 was primarily due to higher compensation costs, litigation and patent expenses, depreciation and amortization and costs attributable to acquired companies.

(f) Primarily consists of a $1.9 million charge for costs of exiting activities attributable to closing facilities and certain operations; a $14.1 million charge for the impairment of goodwill (net of a $2.1 million reduction of deferred revenue); $19.3 million, net, for repurchased licenses (composed of an $18.0 million write down for the acquisition of shares of our subsidiary, DMC New York, Inc., representing repurchased licenses and accrual for obligation to acquire remaining licenses and $1.3 million, net of a $2.7 million reduction of deferred revenue, for reacquisition of other licenses from two licensees); and $1.5 million write down of investment in Top Source Automotive.

(g) Primarily consists of $7.0 million for other-than-temporary declines in value of available-for-sale securities; $2.3 million for finance costs associated with non-registration of shares; $2.3 million realized loss on sale of trading securities (NXT); a $1.4 million decline in the fair value of a warrant; $1.2 million for default penalties on debt; and a $1.0 million reserve for notes receivable.

(h) Includes $3.3 million relating to the amortization of original debt discounts; $0.9 million relating to the amortization of beneficial conversion features on convertible debt; $0.7 million of debt issuance costs; and $1.2 million of interest charges on indebtedness.

(i) Upon the adoption of SFAS No. 138 effective January 1, 2001, the reduction in the fair value of derivatives, consisting of a warrant to purchase common stock of a licensee, was reported as a cumulative effect of change in accounting principle.

(j) Primarily consists of a $9.2 million charge for repurchased licenses due to additional costs incurred to acquire 12,000 shares of DMC New York in exchange for shares of our series H convertible preferred stock, a $2.1 million impairment of other intangible assets, and $0.3 million for the impairment of goodwill.

(k) Primarily consists of $6.1 million for finance costs associated with non-registration of shares; $0.8 million for other-than-temporary declines in value of available-for-sale securities; and $0.4 million of default penalties on debt.

(l) Includes a $3.8 million increase in consulting expenses resulting from the issuance of options.

(m) Primarily consists of $2.2 million for finance costs associated with non-registration of shares; $2.1 million of default penalties on debt; more than offset by a $5.3 million gain on litigation settlements.

(n) Includes $5.3 million for the amortization of original debt discounts; $4.9 million for the amortization of beneficial conversion features on convertible debt; $2.9 million of interest charges on indebtedness; and $1.1 million for amortization of additional debt discounts.

(o)  Reflects an $8.3 million decrease from prior year in consulting expenses.

(p)  Includes a $5.9 million charge for the impairment of goodwill.

(q) Reflects a $4.6 million increase from prior year in default penalties on convertible notes.

(r) Primarily attributable to the increase in immediate expensing of the relative fair value of warrants (original issue discounts and beneficial conversion features) allocated to debt. Interest expense included an increase in the amortization of original issue discounts, beneficial conversion features and interest on debt we issued of $13.2 million, $14.6 million and $1.6 million, respectively.

(s) Includes liquidated damage provisions of $6.0 million triggered by our failure to honor valid conversion or exchange requests or to comply with resale registration obligations or requirements.

(t)  We have never declared or paid dividends on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We design products and develop and license technologies based upon our portfolio of patents and related proprietary rights and extensive technological know-how. Our business operations are organized into three operating segments: communications, media and technology. Our operating revenue consists of technology licensing fees and royalties, product sales, advertising, and engineering and development services. Operating revenue for the year ended December 31, 2004 consisted of approximately 62.5% in technology licensing fees and royalties, 34.7% in product sales, 2.7% in advertising revenue and 0.1% in engineering and development services. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Going Concern Risks

     Since inception, we have experienced substantial recurring losses from operations, which amounted to $354.5 million on a cumulative basis through December 31, 2004. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our revenue sources, especially technology license fees, royalties, product sales and advertising, to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, we believe that we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all. In addition, in order to obtain additional financing through the sale of shares of our common stock, we will need to obtain the approval of our stockholders of an amendment to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock. However, we can give no assurance that our stockholders would approve a sufficient increase in our authorized shares of common stock.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. These funds consist of available cash and the funding derived from our revenue sources. Cash and cash equivalents amounted to $1.4 million at December 31, 2004 and our working capital deficit was $72.3 million. We have been able to continue our operations by raising additional capital. We have been primarily dependent upon funding from Carole Salkind during the last three years. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financings and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2004 about our ability to continue as a going concern. Our accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

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

Revenue Recognition

     Revenue is recognized when earned. Technology licensing fees are generally recognized upon execution of the agreement but are deferred if subject to completion of any performance criteria and later recognized once the performance criteria have been met. Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements. Revenue from product sales is recognized when the product is shipped and title has passed. Revenue from subscription services (included in product sales) is deferred and recognized ratably over the period when the service is provided (subscription period). Revenue from advertising sales is recognized when the advertisements are aired or displayed. Revenue from engineering and development services is generally recognized and billed as the services are performed. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements and the timing of the revenue recognized from these agreements has not been predictable. Our preference is to collect amounts due from the sale of our technologies, services and products in cash. However, from time to time, receivables may be settled by securities transferred to us by the customer in lieu of cash payment.

     At December 31, 2004, our deferred revenue aggregated $0.9 million. We do not expect to realize any additional cash in connection with recognizing revenue from our deferred revenue.

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

     At December 31, 2004, we evaluated the goodwill allocated to our Advancel reporting unit, NCT Hearing reporting unit and Midcore/Artera reporting unit and determined no impairment existed for Advancel or NCT Hearing.

     In  our  annual  assessment  of  the  goodwill  of  and  the  value  of the
Midcore/Artera reporting unit, we considered the results of operations in relation to previous estimates of activity, as well as estimates of anticipated operations. Based on our inability to develop the anticipated lines of businesses and to realize results as budgeted, in part because of a reorganization at our enterprise systems business partner during the last quarter of 2004, we have determined, for the purposes of our current assessment of goodwill, not to anticipate the development of additional lines of business. Although we are currently in negotiations with other parties for further development and utilization of our system, we cannot be assured such negotiations will be successful. As a result, our assessment of the value of the reporting unit, based on existing operations, is not sufficient to carry the goodwill without impairment. Based on our assessment, as of December 31, 2004, we concluded that the goodwill of the Midcore/Artera reporting unit is fully impaired and we recorded an impairment of $5.9 million.

     At December 31, 2004, our goodwill, net was $1.3 million.

     Patent rights and other intangible assets with finite useful lives, which include the cost to acquire rights to patents and other rights under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for the years ended December 31, 2003 and 2004 was $0.3 million and $0.1 million, respectively.

     We evaluate the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. We evaluate our intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows. At December 31, 2004, our patent rights and other intangibles, net were $1.1 million.

Recently Issued Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 151, "Inventory Costs--an amendment of ARB No. 43," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling cost and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of Accounting Principles Board Opinion No. 29," that amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges for fiscal periods beginning after June 15, 2005. We believe the adoption of SFAS 153 will not have an impact on our results of operations.

     In December 2004, FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

     SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenue. For the year ended December 31, 2004, total revenue amounted to $5.5 million, compared to $4.9 million for year ended December 31, 2003, an increase of $0.6 million, or 12.2%, due primarily to increases in our technology licensing fees and royalties. Total revenue for the year ended December 31, 2004 consisted of approximately 62.5% in technology licensing fees and royalties, 34.7% in product sales, 2.7% in advertising and 0.1% in engineering and development services as compared to the year ended December 31, 2003 of approximately 62.0% in technology licensing fees and royalties, 35.2% in product sales, 1.8% in advertising and 1.0% in engineering and development services.

     Technology licensing fees and royalties were $3.4 million for the year ended December 31, 2004 as compared to $3.0 million for the same period in 2003, an increase of $0.4 million, or 13.3%. The increase was due primarily to an increase in royalties resulting from the license of our ClearSpeech adaptive speech filter algorithm to Sharp for use in third generation cellular phones. In addition, our technology licensing fees increased by $0.1 million resulting from the cross-release agreement with Infinite Technology Corporation (see Note 14 of the Notes to Consolidated Financial Statements). The technology licensing fees for the years ended December 31, 2004 and 2003 were due primarily to the recognition of deferred revenue from the NXT license. As of December 31, 2004, our deferred revenue attributable to NXT was $0.5 million. No additional cash will be realized from our deferred revenue balance.

     For the years ended December 31, 2004 and 2003, product sales were $1.9 million and $1.7 million, respectively. Gross profit on product sales, as a percentage of product sales, for the years ended December 31, 2004 and 2003 was 42.7% and 53.9%, respectively. For the years ended December 31, 2004 and 2003, 99% and 98%, respectively, of our product sales were attributable to our communications segment. The mix of our product sales within our communications segment for the year ended December 31, 2004 included 63% of Pro Tech products and 18% of Artera Turbo subscriptions whereas the year ended December 31, 2003 included 70% of Pro Tech products and 3% of Artera Turbo subscriptions. Our subscriber base that generated the Artera Turbo product sales for the year ended December 31, 2004 consisted of residential users. In March 2004, Avaya introduced its Network Bandwidth Optimization service incorporating our Artera Turbo technology to enterprise subscribers. However, at December 31, 2004, we had no enterprise subscribers.

     Advertising revenue was $147,000 for the year ended December 31, 2004 compared to $88,000 for the year ended December 31, 2003. In both years, all advertising revenue was generated by our Hospital Radio Network business.

     Costs and expenses. Total costs and expenses for the year ended December 31, 2004 were $70.1 million compared to $35.2 million for the year ended December 31, 2003, an increase of $34.9 million, or 99.1%, due primarily to an $28.4 million increase in interest expense, net and a $7.5 million increase in other expenses, net, partially offset by a $7.9 million decrease in selling, general and administrative expenses.

     Cost of product sales was $1.1 million for the year ended December 31, 2004 and $0.8 million for the year ended December 31, 2003. The increase resulted from an expansion of our Artera Turbo data centers. Cost of advertising revenue was $15,000 for the year ended December 31, 2004 compared to $14,000 for the same period in 2003. These costs include the commissions paid to advertising representative companies and agencies and communication expenses related to the use of Sight & Sound systems in commercial and healthcare venues.

     For the year ended December 31, 2004, selling, general and administrative expenses totaled $9.6 million as compared to $17.5 million for the year ended December 31, 2003, a decrease of $7.9 million, or 45.1%. This decrease was due primarily to an $8.3 million decrease in consulting expense resulting from decreased non-cash charges from the issuance of options that occurred during 2003.

     For the year ended December 31, 2004, research and development expenditures totaled $4.1 million as compared to $3.7 million for the year ended December 31, 2003, an increase of $0.4 million, or 10.8%. This increase was due primarily to a $0.5 million increase in compensation and benefit costs related to Artera Group. Our research and development efforts during the year ended December 31, 2004 included development of components of our Artera Turbo service.

     As a result of our assessment of the value of the Artera business unit, we determined that current operations are not sufficient to carry the goodwill without impairment. As of December 31, 2004 we recorded an impairment of $5.9 million.

     For the year ended December 31, 2004, other expense, net totaled $6.6 million as compared to other income of $0.9 million for the year ended December 31, 2003, an increase of $7.5 million, or 833%. The increase was due primarily to a $4.7 million increase in default penalties on convertible notes and a $3.6 million settlement of the PRG litigation partially offset by a $1.5 million decrease in finance costs for non-registration of common shares underlying convertible notes. Other expense, net includes a $4.6 million gain on the dissolution and liquidation of Artera Group International Limited and the year ended December 31, 2003 included gains on the settlement of lawsuits in the amount of $5.3 million.

     For the year ended December 31, 2004, interest expense, net totaled $42.7 million as compared to $14.3 million for the year ended December 31, 2003, an increase of $28.4 million, or 198.6%. The increase in interest expense was primarily attributable to the expensing of the relative fair value of warrants (original issue discounts and beneficial conversion features) allocated to the related debt that was due. Interest expense for the year ended December 31, 2004 included amortization of original issue discounts of $18.5 million, amortization of beneficial conversion features of $19.5 million and interest on debt issued by us of $4.6 million.

     We estimated net operating loss carryforwards of $208.0 million, estimated capital loss carryforwards of $3.6 million and research and development credit carryforwards of approximately $2.6 million for federal income tax purposes at December 31, 2004. No tax benefit for these operating losses has been recorded in our consolidated financial statements. Our ability to utilize our net operating loss and capital loss carryforwards may be subject to an annual limitation. The limitation of these carryforwards may be triggered by ownership changes, specifically any tax-free reorganization or a change involving a 5% stockholder. Under contractual restrictions, many of the beneficial owners of 5% of our common stock are prohibited from holding in excess of 9.99% of our common stock at any given time. Carole Salkind has no such contractual restriction. At her election at any time, she may convert notes issued by us and accrued interest thereon into shares of our common stock (if sufficient authorized shares are available for such conversion) thereby triggering an ownership change which would result in a limitation of our ability to utilize net operating loss carryforwards.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Revenue. For the year ended December 31, 2003, total revenue amounted to $4.9 million compared to $7.3 million for the year ended December 31, 2002, a decrease of $2.4 million, or 32.9% reflecting decreases in most of our revenue sources. Total revenue for the year ended December 31, 2003 consisted of approximately 62.0% in technology licensing fees and royalties, 35.2% in product sales, 1.8% in advertising and 1.0% in engineering and development services as compared to the year ended December 31, 2002 of approximately 61.4% in technology licensing fees and royalties, 36.8% in product sales, 1.4% in advertising and 0.3% in engineering and development services.

     Technology licensing fees and royalties were $3.0 million for the year ended December 31, 2003 as compared to $4.5 million for the same period in 2002, a decrease of $1.5 million, or 33.3%. The decrease was primarily attributable to the absence of licensing fees of $1.9 million related to Teltran for 2003 partially offset by licensing fees of $0.4 million related to FairPoint for 2003. Our recognition of technology licensing fee revenue for both periods was due primarily to recognition of deferred revenue from NXT. During 2003, we received $0.3 million in cash under our 2002 FairPoint agreement. During the fourth quarter of 2003, the 2002 FairPoint agreement was replaced which resulted in Artera meeting all specific performance criteria under that agreement and the recognition of all $0.4 million of deferred revenue. At December 31, 2003, our deferred revenue related to NXT was $2.7 million. No additional cash will be realized from our NXT deferred revenue.

     For the years ended December 31, 2003 and 2002, product sales were $1.7 million and $2.7 million, respectively. Gross profit on product sales, as a percentage of product sales, for the years ended December 31, 2003 and 2002 was 53.9% and 52.6%, respectively. The decrease was primarily due to $0.5 million of lower product sales recognized by Pro Tech due to reduced fast-food headset purchases by major distributors and a $0.2 million decrease as a result of the cessation of operations of Artera International in March 2002. Our principal product customers for 2003, HM Electronics, Muzak, 3M Corporation and McDonalds, accounted for $0.6 million of total product sales compared to $0.7 million in 2002. Sales to Muzak, 3M Corporation and McDonalds consisted of Pro Tech headsets and accessories. Sales to HM Electronics consisted of chips that use our ClearSpeech algorithms. Total sales to these customers were less in 2003 compared to 2002 due to a weaker economy.

     Advertising  revenue  was  $88,000  for the year ended  December  31,  2003 compared to $105,000 for the year ended December 31, 2002. In both years, all advertising revenue was generated by our Hospital Radio Network business.

     Costs and expenses. Total costs and expenses for the year ended December 31, 2003 were $35.3 million compared to $47.4 million for the year ended
December 31, 2002, an decrease of $12.1 million, or 25.5%, due primarily to write downs of investments and repurchased licenses of $9.2 million.

     Cost of product sales was $0.8 million for the year ended December 31, 2003 and $1.3 million for the year ended December 31, 2002. Cost of advertising revenue was $14,000 for the year ended December 31, 2003 compared to $15,000 for the same period in 2002. These costs include the commissions paid to advertising representative companies and agencies and communication expenses related to the use of Sight & Sound systems in commercial and healthcare venues.

     For the year ended December 31, 2003, selling, general and administrative expenses totaled $17.5 million as compared to $14.8 million for the year ended December 31, 2002, a increase of $2.7 million, or 18.2%, due primarily to a $4.2 million increase in consulting expense from the issuance of options and $0.3 million accrual for asserted minimum royalties due to a licensor. This increase was partially offset by an $0.8 million decrease in legal and patent expenses as a result of finalizing legal matters and a $0.1 million decrease in each of salary and related benefits, corporate and office related expenses relating to a reduced workforce.

     For the year ended December 31, 2003, research and development expenditures totaled $3.7 million as compared to $4.7 million for the year ended December 31, 2002, a decrease of $1.0 million, or 21.3%. This decrease was due primarily to:
(i) a $0.6 million decrease in prototype parts and product development; and (ii) a $0.4 million decrease in depreciation and amortization. Research and development costs consist primarily of compensation and benefit costs (ranging from 70% to 75% of total), depreciation (approximately 7% of total), parts, and development costs and services of outside firms. Our principal projects during 2003 included development of other components of our Artera Turbo subscription service, ClearSpeech algorithm development and development of our ProActive safety earmuff.

     For the year ended December 31, 2003, other income, net totaled $1.2 million as compared to other expense, net of $7.1 million for the year ended December 31, 2002, an decrease of $8.3 million, or 117%, primarily due to a $5.3 million litigation settlement and an $3.9 million decrease in finance costs associated with non-registration of common shares.

     For the year ended December 31, 2003, interest expense, net totaled $14.3 million as compared to $7.7 million for the year ended December 31, 2002, an increase of $6.6 million, or 85.7%. This increase was due primarily to the increase in debt financing during 2003 and our issuance of warrants in conjunction with the debt. Interest includes $5.3 million of amortization related to discounts, $4.9 million of amortization of beneficial conversion features, $2.9 million of interest expense on debt and $1.1 million of amortization of additional debt discounts.

Liquidity and Capital Resources

     We have experienced substantial losses from operations since inception, which have been recurring and amounted to $354.5 million on a cumulative basis through December 31, 2004. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

     o    the issuance of our and our subsidiaries' convertible debt;
     o    the sale of our and our subsidiaries' common stock;
     o    the sale of our and our subsidiaries' convertible preferred stock;
     o    technology licensing fees;
     o    royalties;
     o    product sales;
     o    advertising revenue; and
     o    engineering and development services.

     We believe that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenues derived from technology licensing fees and royalties and product sales. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. Presently we do not have a sufficient number of authorized common shares to effect conversions of security instruments into common stock. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at December 31, 2004 about our ability to continue as a going concern.

     We have entered into financing transactions because internally generated funding sources have been insufficient to maintain our operations. During the year ended December 31, 2004 and to date in 2005, we have continued to be primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Ms. Salkind will continue to provide funds to us. Our belief that funding from her will continue is based primarily upon her continued funding of us during 2002, 2003 and 2004 despite our failure to repay her notes as the notes matured. However, we have no legally binding assurance that Ms. Salkind will continue to fund us in the short-term or that the amount, timing and duration of the funding from her will be adequate to sustain our business operations.

     Our monthly operating cash flow needs for the year ended December 31, 2004 were approximately $797,000. In the absence of a significant infusion of new capital, we anticipate our monthly cash flow needs over the next 12 months will not exceed this level, assuming continued funding from Carole Salkind or other sources to satisfy the requirements not funded by increases in royalty collections and product sales. Of our monthly requirements, approximately $725,000 is required to fund payroll and payroll-related costs (such as taxes and health insurance) and the balance is used for prioritized operating expenses (with emphasis on rents, utilities, arrearage payment arrangements and critical vendors).

     At December 31, 2004, our cash and cash equivalents aggregated $1.4 million. Our working capital deficit was $72.3 million at December 31, 2004, compared to a deficit of $60.8 million at December 31, 2003, an $11.5 million deterioration. Our current liabilities were approximately $74.8 million at December 31, 2004 compared to approximately $62.9 million at December 31, 2003. The increase in current liabilities was primarily due to the issuance and refinancing of convertible notes to Carole Salkind of $11.9 million (net of discounts) and an increase in accrued expenses of $4.8 million. At December 31, 2004, our current liabilities consisted of indebtedness ($45.7 million), accrued liabilities ($18.6 million - see Note 9 of Notes to Consolidated Financial
Statements), other current liabilities ($7.0 million see Note 14 of Notes to Consolidated Financial Statements), accounts payable ($1.9 million), deferred revenue ($0.9 million - see Note 12 of Notes to Consolidated Financial Statements) and shares of subsidiary subject to exchange rights ($0.7 million - see Note 13 of Notes to Consolidated Financial Statements). We anticipate that we may not be required to settle all of our current liabilities in cash. For example, we plan to issue debt or equity securities to satisfy our $4.0 million obligation to reacquire certain licenses (see Note 14 of Notes to Consolidated Financial Statements). In each case, we evaluate how the failure to meet our obligations as they become due will impact our ability to operate the business. Most of our indebtedness (and accrued interest thereon) is convertible into shares of our common stock and may be converted to the extent we are able to obtain stockholder approval of a proposal to increase the number of authorized shares of our common stock. We owe three law firms an aggregate of approximately $1.5 million and these firms are allowing us to make monthly payments over an extended period of time.

     At December 31, 2004, we were in default of $0.5 million of our notes payable and $5.1 million of our convertible notes. The following table summarizes our indebtedness in default at December 31, 2004.


                                                       (In millions)

                                                     New           Defaults
                              Indebtedness        Defaults           Cured           Indebtedness
                               In Default          during           during            In Default
Notes Payable:                 12/31/03          the Period       the Period           12/31/04
                             -------------      ------------    -------------      ----------------
Obligation to prior owner
  of Web Factory             $         2.7 (a)  $          -    $      (2.7) (c)   $        -
Former Employees / Other               0.5 (a)             -              -               0.5 (a)
                             -------------      ------------    -------------      ----------------
  Subtotal                   $         3.2      $          -    $      (2.7)       $      0.5
                             -------------      ------------    -------------      ----------------

Convertible Notes:
Carole Salkind Notes         $           -      $       67.5    $     (67.5)       $        - (a)
8% Notes                               1.0 (b)           1.6              -               2.6 (a,b)
6% Notes                               2.5 (a)             -              -               2.5 (a)
                             -------------      ------------    -------------      ----------------
  Subtotal                   $         3.5      $       69.1    $     (67.5)       $      5.1
                             -------------      ------------    -------------      ----------------
Grand Total                  $         6.7      $       69.1    $     (70.2)       $      5.6
                             =============      ============    =============      ================

Notes:
-----
(a) Default due to nonpayment
(b) Default due to cross-default provision (default on other debt).
(c) Dissolution of Artera Group International Limited.

     Net cash used in operating activities for the year ended December 31, 2004 was $9.6 million primarily due to funding our fiscal 2004 net loss of $64.6 million, as adjusted to reconcile to net cash.

     Our deferred revenue balance at December 31, 2004 was $0.9 million, attributed primarily to our license agreement with NXT. We do not expect to realize any cash from our deferred revenue balance. We recorded $8.6 million of net deferred revenue upon the receipt of shares of NXT common stock in 2001 and we sold all of our NXT shares in 2001 resulting in a loss of $2.3 million. The value of these securities declined before we sold them. We used the net proceeds from the sale of our NXT shares in accordance with our NXT agreements. The revenue is being recognized over four years. As such, we will not generate additional cash from our NXT deferred revenue balance.

     Net cash used in investing activities was $0.1 million for the year ended December 31, 2004 due to purchases of capital equipment. The capital expenditures were primarily for an Artera Turbo data center added in anticipation of future growth of this business.

     Net cash provided by financing activities was $9.9 million for the year ended December 31, 2004 and was primarily due to the issuance and sale of convertible notes to Carole Salkind.

     At December 31, 2004, our short-term debt was $45.7 million, shown net of discounts of approximately $13.0 million on our consolidated balance sheet, compared to $35.5 million of short-term debt, net at December 31, 2003. The cash proceeds from debt issued in 2004 were primarily used for general corporate purposes. At December 31, 2004, our short-term debt was comprised of $58.1 million of face value of convertible notes due Carole Salkind, and $0.6 million of outstanding notes payable, shown net of discounts of approximately $13.0 million on the consolidated balance sheet and $5.0 million classified as long term debt.

     During the year ended December 31, 2004, we issued an aggregate of $91.8 million of convertible notes to Carole Salkind, as consideration for $9.1 million of cash and the refinancing of $67.5 million in principal of matured convertible notes along with $3.4 million of interest, and $6.8 million of default penalties (10% of the principal in default). Included in the aggregate of $91.8 million is a five-year convertible note in the principal amount of $5 million we issued on December 22, 2004 in consideration for entering into the settlement agreement releasing us and our directors from and against all claims assigned to Ms. Salkind by PRG. The note is secured by substantially all of our assets. The note bears interest, retroactive to December 1, 2004, at 12% per annum payable quarterly in arrears beginning October 1, 2005, and bears interest at a default rate of 17% per annum on any interest or principal not paid when due

     On July 23, 2004, we issued subordinated secured convertible notes to two investors for an aggregate principal amount of $0.9 million. These notes are secured by substantially all of our assets. In addition, we issued unsecured convertible notes to two finders in the aggregate principal amount of $0.1 million. The net proceeds of approximately $0.9 million were used for working capital requirements. The notes mature on July 23, 2006 and bear interest at 8% per annum, payable at maturity.

     As described above, as of December 31, 2004, we are in default (primarily from non-payment) on $5.6 million of our indebtedness.

     We believe that the level of financial resources available to us is critical to our ability to continue as a going concern. From time to time, we may need to raise additional capital through equity or debt financing in order to sustain our operations or capitalize upon business opportunities and market conditions. Presently we do not have a sufficient number of authorized common shares to effect conversions of security instruments into common stock. We expect that from time to time our outstanding short-term debt may be replaced with new short or long-term borrowings. Although we believe that we can continue to access the capital markets in 2005 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by the liquidity of our common stock on the open market, our current level of short-term debt and our credit ratings.

     In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. We can give no assurance that we will continue to have access to the capital markets on favorable terms. In addition, our subsidiaries are at a stage where they may not separately be able to obtain financing or other funding based upon their lack of or limited performance history and borrowing base assets.

     In September 2004, we entered into an amended and restated private equity credit agreement with Crammer Road that supersedes and replaces a private equity credit agreement dated July 25, 2002. The new credit agreement gives us the rights to sell to Crammer Road shares of our common stock having an aggregate value of up to $50 million (the maximum commitment amount) pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5 million of our common stock (the minimum commitment amount), at a 9% discount from the market value of our common stock determined at the time of a put. We are obligated to register for resale shares of our common stock sold pursuant to the September 2004 credit agreement in an amount no less than the number of shares for which puts are made, but in no event less than 150% of the minimum commitment amount. In order for us to be able to sell shares to Crammer Road pursuant to the agreement, we must obtain stockholder approval of an amendment to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock and must establish and maintain an effective registration statement with the SEC to permit the resale of shares sold to Crammer Road pursuant to the agreement.

     We intend to use the 2004 private equity credit agreement to raise additional cash once the conditions for doing so are satisfied. However, the equity credit line may not be a reliable source of new cash capital for us. Completion of the registration process may require an extensive amount of time and the speed at which a registration statement is declared effective by the SEC is not completely within our control. If the registration statement covering the shares underlying the private equity credit agreement is not declared effective within 180 days from the date it is filed, or if any blackout period, as defined, exceeds 30 days, Crammer Road may terminate its investment obligation under the private equity credit agreement. In addition, we must maintain an active trading market able to absorb large quantities of traded shares of our common stock. If the market for our common stock has an insufficient volume of shares traded, large quantities of shares of our common stock sold by Crammer Road to satisfy our puts may drive down the price of our common stock due to lack of demand for those shares. The issuance of our common stock at a price discounted 9% from the market price may depress our stock price and dilute the investment of holders of our common stock. Further, the terms of our private equity credit agreement do not prohibit selling short. A short sale is the sale of securities that are not owned by the seller (typically borrowed from a broker-dealer or institutional investor) but are promised to be delivered by the seller to the lender (selling first and buying later). The seller plans to buy the securities, which he will then turn around and sell, at a price that he hopes will be declining so that the price he pays will be less than the price for which he sells them. Our common stockholders may be exposed to market price risks from potential low-risk short selling strategies by Crammer Road. Since the put into our common stock is 91% of the average of the lowest closing bid price for any three trading days during the 10 trading days immediately following the put date, in anticipation of our put our common stock could be sold short in an effort to drive down the price of the common stock by creating an imbalance of sell-side interest. Such a strategy is low risk to Crammer Road because if the market price of our common stock declines, Crammer Road would receive a larger number of shares for a given put amount. Further, the discount to market price represented by the put price provides a hedge against price increases.

     We have no lines of credit with banks or other lending institutions and, therefore, have no unused borrowing capacity.

Capital Expenditures

     We currently anticipate incurring approximately $0.1 million in tooling costs, in connection with our expected release of a new industrial hearing protection product in 2005. Other than this expenditure, we had no material commitments for capital expenditures as of December 31, 2004 and no material commitments are anticipated in the near future.

Contractual Obligations

    The following is a summary of our contractual obligations as of December 31, 2004:


                                                     (in thousands of dollars)
                                                       Payments Due by Period
                               --------------------------------------------------------------------------
                                             Less than 1                                      More than
                                  Total          Year          1 - 3 Years    3 - 5 Years     5 Years
                               ----------  ---------------   --------------  -------------  -------------
Convertible Notes Payable      $  63,235   $      58,235     $         -     $    5,000     $       -
Notes Payable                        603             603               -              -             -
Leases                             2,936             700           1,230          1,006             -
Purchase Obligations                   -               -               -              -             -
Other Long-Term Liabilites             -               -               -              -             -
                               ----------  ---------------   --------------  -------------  -------------
     Total                     $  66,774   $      59,538     $     1,230     $    6,006     $      -
                               ==========  ===============   ==============  =============  =============

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any material unconsolidated transactions.

Factors Affecting our Business and Prospects

     There are many factors that affect our business and our operating results, some of which are beyond our control. The following discussion describes some of the important factors that may cause our actual results in future periods to differ materially from those currently expected or desired.

     We do not believe we have, and we are unsure whether we will be able to generate, sufficient funds to sustain our operations through the next six months.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. Our ability to continue to operate at current levels depends upon, among other things, our ability to generate sufficient revenue from the licensing of our technology, the sale of our products and the receipt of continued funding from Carole Salkind, a beneficial owner of approximately 91% of our common stock. At December 31, 2004, we had $1.4 million in cash and cash equivalents and a working capital deficiency of $72.3 million.

     We have been primarily dependent upon funding from Ms. Salkind to sustain our operations during the last three years. As of February 28, 2005, we owed Ms. Salkind approximately $62.8 million under outstanding convertible notes. Although Ms. Salkind is under no obligation to continue to provide funding to us, we believe that she will continue to do so in the immediate future. This belief is based primarily upon her continued funding of us despite our failure to repay our convertible notes upon maturity. Since January 2001, we have generally defaulted on the repayment of obligations owed to Ms. Salkind as they become due. Ms. Salkind has generally allowed us to refinance maturing notes, along with accrued interest, into new notes. In addition, Ms. Salkind has continued to provide us with new funds. From time to time, we have obtained oral assurances that Ms. Salkind will continue funding our operations. However, we have no legally binding assurance that Ms. Salkind will continue funding us in the near-term or that the amount, timing and duration of funding from her will be adequate to sustain our operations.

     In the long-term, our ability to continue as a going concern is dependent on generating sufficient revenue from technology licensing fees and royalties, product sales and advertising. Our ability to generate significant revenue from any of these or other sources is uncertain. Historically, our operations have not generated sufficient revenue to cover our costs. In the event that our operations do not generate sufficient cash, we could be required to reduce our level of operations while attempting to raise additional working capital. We can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations and any intended expansion, take advantage of business opportunities, develop or enhance products or services or otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict or discontinue our operations.

     The report of our independent registered public accounting firm for the year ended December 31, 2004 contains a qualification relating to our ability to continue as a going concern.

     The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2004 and for the years then ended contains an explanatory paragraph stating that there is substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. This uncertainty may affect our ability to raise additional capital and may also negatively impact our relationships with current and potential suppliers, customers and licensees.

     We have incurred substantial losses since our inception and expect future losses to continue for the foreseeable future.

     We have incurred substantial losses from operations since our inception, including operating losses of $40.1 million, $30.3 million and $64.6 million for the years ended December 31, 2002, 2003 and 2004, respectively, and we had an accumulated deficit of $354.5 million at December 31, 2004. We expect that we will continue incurring a loss until, at the earliest, we generate sufficient revenue to offset the cost of our operations, including our continuing product development efforts. Our future revenue levels and potential profitability depend on many factors, including the demand for our existing products and services, our ability to develop and sell new products and services and our ability to control costs. We can give no assurance that we will experience any significant revenue growth or that we will ever achieve profitability. Even if we do achieve profitability for a fiscal year, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenue will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

     We have substantial outstanding indebtedness and we generally have been unable to repay our indebtedness as it becomes due.

     We have substantial levels of outstanding debt. As of December 31, 2004, our consolidated indebtedness was approximately $50.7 million, net of discounts with stated interest at annual rates ranging from 6% to 12%, including $45.6 million, net of discounts, of convertible notes issued to Carole Salkind. The face amount of debt due Ms. Salkind as of December 31, 2004 is $58.1 million, of which all but $5.0 million will mature in 2005. Our consolidated interest expense, net totaled $7.7 million, $14.3 million and $42.7 million for the years ended December 31, 2002, 2003 and 2004, respectively, primarily resulting from the amortization of debt discounts attributable to allocation of the fair value of warrants issued in conjunction with the debt. Our ability to meet our debt service obligations will depend on our future operations, which are subject to prevailing industry and other conditions, many of which are beyond our control. Our indebtedness to Ms. Salkind is secured by substantially all of our assets. In the event of any default on our obligations relating to this indebtedness, Ms. Salkind could declare her indebtedness to be immediately due and payable, and in certain cases, she could then foreclose on our assets. A default relating to our indebtedness could have a material adverse effect on our business and financial condition.

     To date, as our debt matures, we generally have been unable to repay the principal and interest due on the debt. Typically, the interest rates on our debt increase upon our failure to repay principal when due, with the default rates of interest ranging from 13% to 18% per annum. In addition, all of our debt held by Ms. Salkind imposes a default penalty of 10% of the principal in default upon our failure to repay the debt when due. Of the $58.1 million in indebtedness held by Ms. Salkind as of December 31, 2004, approximately $23.2 million related to penalties and interest resulting from our inability to repay notes held by her upon maturity.

     We have committed to issue more shares of our common stock than we are currently authorized to issue and we are accruing liquidated damages as a result.

     Through the issuance of convertible debt, convertible preferred stock, options, warrants and other securities, we have made commitments to reserve and issue shares of our common stock that exceed the number of shares we are currently authorized to issue under our certificate of incorporation. Many of the instruments related to our derivative securities include liquidated damage provisions triggered by our failure to reserve a certain number of shares of our common stock, to honor valid conversion or exchange requests or to comply with resale registration obligations. As of December 31, 2004, we have received valid conversion, exchange and share issuance requests that we have been unable to fulfill for an aggregate of approximately 162.8 million shares of our common stock. In addition, we have also been unable to comply with our resale registration obligations as a result of our lack of a sufficient number of authorized shares of our common stock. As a result of these failures, as of December 31, 2004, we have incurred, but not yet paid, liquidated damages totaling approximately $9.9 million, and we continue to incur liquidated damages of approximately $0.9 million per month. We intend, at our next meeting of stockholders, to submit to our stockholders for approval a proposal to amend our certificate of incorporation to increase the number of authorized shares of our common stock. We intend to hold a stockholder meeting in mid-2005, but we can give no assurance as to the timing of any stockholder meeting, that our stockholders will approve a proposed amendment or that, even if approved, any increase in the number of our authorized shares of common stock will be sufficient to permit us to substantially reduce or eliminate liquidated damage accruals in any future period.

     We have generated limited revenue from the licensing of our technology and the sale of our products and services and we can provide no assurance regarding future revenue levels. The markets for some or all of our key product lines may not grow or develop.

     Although we have actively marketed the licensing of our technologies and the sale of our products and services, our operating revenue has been limited and sporadic. Our annual revenue decreased in each year from 2000 through 2003. Some or all of our key product and service lines, such as our Artera Turbo offerings, may not grow or customers may decline or forego use of our products or services in some or all of these areas. Our failure to establish significant demand for our products and services would adversely impact our business, financial condition, operating results and cash flow. Currently, a significant portion of our planned revenue growth is attributable to our Artera Turbo service offerings. Although we believe that demand for these offerings will grow, we can give no assurance as to any level of future demand. Lack of growth in this business will adversely affect our revenue levels.

     We depend upon our indirect distribution channel to promote and sell many of our products and services.

     In addition to marketing our products and services directly through our own direct sales force, we market and sell our products and services through indirect channels. Our indirect channel network includes master distributors, resellers, finders and consultants. Conducting business through indirect distribution channels presents a number of risks, including:

     o our distributors and resellers can cease marketing our products and services with limited or no notice and with little or no penalty;
     o we may not be able to replace existing or recruit additional distributors or resellers if we lose any of our existing ones;
     o our distributors and resellers may not be able to effectively sell new products and services that we may introduce;
     o we do not have control over the business practices adopted by our distributors and resellers;
     o our distributors and resellers may also offer competitive products and services and may not give priority to marketing our products and services; and
     o we may face conflicts between the activities of our indirect channels and our direct sales and marketing activities.

     The failure of our suppliers to provide quality components or products in a timely manner could adversely affect our results.

     Our growth and ability to meet customer demands depend in part on our capability to obtain timely deliveries of components, subassemblies and products from our suppliers. We buy components and subassemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of such goods are essential to the successful production and sale of our products. Obtaining components, subassemblies and finished products entails various risks, including the following:

     o We obtain certain subassemblies, components and products from single suppliers and alternate sources for these items are not readily available. An interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and operating results.
     o Prices of components, subassemblies and finished products may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and operating results.
     o Due to the lead times required to obtain certain subassemblies, components and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the subassemblies, components and products. Failure in the future to match the timing of purchases of subassemblies, components and products to demand could increase our inventories and/or decrease our revenues, consequently materially adversely affecting our business, financial condition and operating results.
     o Most of our suppliers are not obligated to continue to provide us with components and subassemblies. Rather, we buy most components and subassemblies on a purchase order basis. If our suppliers experience increased demand or shortages, it could affect deliveries to us. In turn, this would affect our ability to manufacture and sell products that are dependent on those components and subassemblies. This would materially adversely affect our business, financial condition and operating results.

     We face significant competition from well-established companies.

     We face  formidable  competition  in each of the  industries  in  which  we operate. Many of our competitors have substantially greater management, technical, financial, marketing and product development resources than we do. In addition, many of our competitors have substantially greater name recognition and shorter production and distribution lead times than we do. For example, our Pro Tech business faces substantial competition from Sony, Bose and Plantronics, and our Artera Turbo offering competes with other Internet accelerators offered by Propel, Proxyconn and Slipstream. While we believe that the quality of our products and services equals or exceeds those of our competitors, we can give no assurance that we will be able to compete effectively against these companies.

     Our success depends upon our ability to develop new products and services and to enhance our existing products and services.

     The industries in which we operate are characterized by rapid technological advances, evolving standards, changing customer needs and frequent new product introductions and enhancements. To keep pace with technological developments, satisfy increasingly sophisticated customer requirements and achieve market acceptance, we must enhance and improve our existing products and services, such as our Artera Turbo service offerings, and we must also continue to introduce new products and services. If we are unable to develop new products and services or adapt our current products and services to meet changes in the marketplace, if we are unable to enhance and improve our products and services successfully in a timely manner, or if we fail to position and/or price our products and services to meet market demand, customers may not buy our products and services and our business and operating results will be adversely affected. If our enhancements to existing products and services do not deliver the functionality that our customers demand, our business and operating results will be adversely affected. In addition, industry adopted and de facto standards for the Internet are rapidly evolving. We can give no assurance that the standards on which we choose to develop new Internet-based products and services will allow us to compete effectively for business opportunities as they arise in emerging areas. Accelerated product and service introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results. Further, any new products or services we develop may not be introduced in a timely manner and may not achieve the broad market acceptance necessary to generate significant revenue.

     If we cannot hire enough qualified employees or if we lose key employees, it will adversely affect our ability to manage our business, develop our products and services and increase our revenue.

     We believe any future success depends to a large extent on the continued service of our senior management and other key employees and the hiring of new qualified employees. In our industries, substantial and continuous competition exists for highly skilled business, product development, technical and other personnel. We may experience increased compensation costs that are not offset by either improved productivity or higher prices. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. Any changes in management may be disruptive to our operations. We do not have long-term employment agreements with our employees.

     We might experience significant errors or security flaws in our software offerings.

     Despite testing prior to release of our software offerings, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. Software errors in our products and services could affect the ability of our products and services to work with other hardware or software products, could delay the development or release of new products and services or new versions of products and services and could adversely affect market acceptance of our products and services. Security flaws in our products could expose us to claims as well as harm our reputation, which could impact our future sales. The detection and correction of any security flaws can be time consuming and costly. If we experience errors or delays in releasing new products or services or new versions of products or services, we could lose revenue. Software errors could also subject us to product liability, performance and/or warranty claims, which could adversely affect our business and operating results.

     We may not be able to protect our intellectual property.

     We rely on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may be issued with a narrower scope of the claims we seek, if at all. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

     Our business may be harmed if we are found to have infringed intellectual property rights of third parties.

     A third party has filed notices of opposition with respect to all of our applications for trademark registration of the names "Artera Turbo" and "Artera." We intend to vigorously defend the names Artera Turbo and Artera against those oppositions. A third party has filed notices of opposition with respect to two of our applications for trademark registration of the names "Gekko" and "ArtGekko." We are defending against the "Gekko" and "ArtGekko" oppositions and a settlement in principle of these oppositions is pending. However, we can give no assurance as to the final resolution to any of these oppositions.

     In addition, in the future, other third parties may assert claims against us alleging that we have infringed their intellectual property rights. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of the litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. Also, defending these claims may be expensive and divert the time and efforts of our management and other employees.

     Changes in regulatory requirements may adversely impact our operating results or reduce our ability to generate revenues if we are unable to comply.

     Many of our products must meet the requirements set by regulatory authorities in the numerous jurisdictions in which we sell them. As regulations and local laws change, we must modify our products to address those changes. Regulatory restrictions may increase the costs to design and manufacture our products, resulting in a decrease in our margins or a decrease in demand for our products if the costs are passed along. Compliance with regulatory restrictions may impact the technical quality and capabilities of our products, reducing their marketability.

     While we believe that we currently have adequate control structures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

     We are working toward evaluating our internal controls systems in order to allow management to report on, and our independent registered public accountants to attest to, our internal controls, as required by the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and public accountant attestation requirements of Section 404 of the Sarbanes Oxley Act. As a result, we expect to incur additional expenses and diversion of management's time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of those on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by the SEC. Any such action could adversely affect our financial results.

     We may experience possible future dilution from the exercise of outstanding options, warrants, convertible securities and exchange rights. Holders of our common stock are also exposed to market price risks from potential low-risk short selling strategies that may be adopted by the holders of certain of our derivative securities.

     As noted above, through the issuance of convertible debt, convertible preferred stock, options, warrants and other securities, we have made commitments to reserve and issue shares of our common stock that exceed the number of shares we are currently authorized to issue under our certificate of incorporation. We intend, at our next meeting of stockholders, to submit to our stockholders for approval a proposal to amend our certificate of incorporation to increase the number of authorized shares of our common stock. If this proposal is approved, holders of our derivative securities will be entitled to convert at least a portion of these securities into shares of our common stock. The number of shares issuable under many of these derivative securities is a function of the price of our common stock because the number of shares issuable under several of our agreements varies with the market price. At December 31, 2004, based on the closing bid price of $0.0195 per share on that date, our outstanding commitments, including derivative securities were convertible into an aggregate of approximately 7.5 billion shares of our common stock. The issuance and sale into the market of a substantial number of additional shares of our common stock would have a substantial dilutive effect on our current stockholders and could cause a significant reduction in the market price of our common stock.

     A substantial number of our convertible and exchangeable securities are convertible or exchangeable at a price per share that is 20% to 25% less than the five-day average closing bid price of our common stock immediately prior to conversion or exchange. In addition, the terms of these derivative securities generally do not prohibit the holders of these securities from short selling our common stock. Short selling is the act of borrowing stock to sell with the expectation of the price dropping and the intent of buying the stock back at a cheaper price to replace the borrowed stock. As a result of these factors, holders of these derivative securities may decide to sell our common stock short in an effort to drive down the price of the common stock by creating an imbalance of sell-side interest. Such a strategy involves low risk to the holder of these derivative securities due to the discounted conversion or exchange prices they enjoy that provides a hedge against potential price increases. The use of such a strategy by one or more of the holders of these derivative securities could cause a significant reduction in the market price of our common stock.

     Our stock price may be volatile and your investment could lose value.

     Historically, the market price of our common stock has been volatile. The trading price of our common stock could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include:

     o    quarterly variations in our operating results;
     o announcements by us or our competitors of new products or services, significant contracts, commercial relationships or capital commitments;
     o    our  reliance  on  licensing   revenue  that  is   unpredictable   and
          non-recurring;
     o our ability to develop and market new and enhanced products and services on a timely basis;
     o commencement of, or involvement in, litigation; o concerns about our liquidity and viability; and
     o general trends involving the economy or OTC Bulletin Board traded companies.

     In addition, the stock market in general, and the market for technology companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These market and industry factors may seriously affect the market price of our common stock regardless of our actual operating performance.

     Trading in our common stock is subject to the SEC's penny stock rules.

     Trading in our common stock is currently subject to the requirements of the "penny stock" rules of the SEC. The penny stock rules impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers or accredited investors. For example, the broker must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. The rules also require that the broker:

     o deliver to purchasers, prior to any penny stock transaction, a disclosure schedule explaining the penny stock market and the risks involved in investing in penny stocks;
     o disclose the broker's commissions and current quotations for the penny stock;
     o disclose whether the broker is the sole market maker for the penny stock and, if so, the broker's presumed control over the market; and
     o send monthly statements disclosing recent price information for the penny stocks held in the customer's account and information on the limited market in penny stocks.

     These additional burdens may discourage brokers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of stockholders to sell our common stock in the market.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Annual Report on Form 10-K. See Item 15 and Financial Statement Index on page 51.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2004 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

       Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about our executive officers and directors as of February 28, 2005.

  Name                   Age   Position
  ----                   ---   --------

  Michael J. Parrella    57    Chief Executive Officer and Chairman of the Board
  Irene Lebovics         52    President and Director
  Cy E. Hammond          50    Senior Vice President, Chief Financial Officer,
                                  Treasurer and Director
  R. Wayne Darville      52    Chief Operating Officer of Artera Group, Inc.
  Irving M. Lebovics     53    Senior Vice President, Global Sales
  Mark Melnick           46    Senior Vice President, General Counsel and
                                  Secretary
  John J. McCloy II      67    Director
  Sam Oolie              68    Director

     No family relationships exist among any of our executive officers or directors, except that Irving Lebovics, Senior Vice President, Global Sales, is the spouse of Irene Lebovics, our President and a director.

     Michael J. Parrella has served as our Chief Executive Officer since August 1995, as our Chairman of the Board since April 2000 and as a director since 1986. He previously served as our President from August 1995 to April 2000, our Executive Vice President from November 1994 to July 1995 and as our President and Chief Operating Officer from February 1988 to November 1994. Mr. Parrella also serves as an officer or director of various subsidiaries, including as a director of Pro Tech Communications, our publicly traded, majority-owned subsidiary.

     Irene Lebovics has served as our President since April 2000 and as a director since April 2001. She previously served as our Executive Vice President from February 1999 to April 2000, our Secretary from February 1999 until September 2001, a Senior Vice President from January 1993 to February 1999 and as a Vice President from July 1989 to January 1993. Prior to joining us, Ms. Lebovics held various positions in product marketing with Philon, Bristol-Myers and in advertising with McCaffrey and McCall. Ms. Lebovics also serves as an officer or director of various subsidiaries, including as a director of Pro Tech.

     Cy E. Hammond has served as our Senior Vice President, Chief Financial Officer and Treasurer since January 1996 and as a director since March 2004. He previously served as a Vice President from February 1994 to January 1996 and as Controller from January 1990 to January 1994. Prior to joining us, Mr. Hammond served as Treasurer and Director of Finance for Alcolac, Inc., a multinational specialty chemical producer, and in several senior finance positions at the Research Division of W.R. Grace & Co., including management of the division's worldwide financial operations. Mr. Hammond also serves as an officer or director of various subsidiaries, including as a director of Pro Tech.

     R. Wayne Darville has served as Chief Operating Officer of our subsidiary, Artera Group, since August 2002. He previously served as Chief Information Officer of Artera Group from May 2002 to August 2002. Prior to joining Artera Group, Mr. Darville served as Vice President of Technology and Information Systems and as Vice President of Networks of Interoute Telecommunications, Inc., from March 1999 to January 2002. From September 1995 to February 1999, he served as Vice President of Westinghouse Communications, overseeing operations and security of that company's international networks. From August 1989 to August 1995, he served as General Manager of CC&S Services, Inc., a subsidiary of Frontier Communications, where he directed the creation of data centers serving information technology systems for incumbent local exchange carriers.

     Irving M. Lebovics has served as our Senior Vice President, Global Sales since June 1999. He previously served as our Vice President, Worldwide Sales from February 1998 to June 1999. Prior to joining us, Mr. Lebovics was a principal of Enhanced Signal Processing, which exclusively sold our technologies to large original equipment manufacturers, from January 1996 to February 1998. From 1993 to 1996, Mr. Lebovics served as Vice President of Sales of Kasten Chase Applied Research, a wide area network hardware and software provider.

     Mark Melnick has served as a Senior Vice President since October 2004 and as our General Counsel and Secretary since September 2001. He also served as a Vice President from September 2001 to September 2004.

Prior to joining us, Mr. Melnick served as Counsel, Senior Counsel and then Assistant General Counsel of CBS Cable and its predecessor-in-interest, Group W Satellite Communications (a division of Westinghouse Broadcasting Co.), in the cable television field, from 1989 to 2000. From 1982 to 1988, Mr. Melnick was in private legal practice at various law firms.

     John J. McCloy II has served as a director since 1986. He previously served as our Chief Executive Officer from September 1987 to November 1994, our Chairman of the Board from September 1986 to November 1994, our Chief Financial Officer from November 1990 to February 1993 and as our Secretary-Treasurer from October 1986 to September 1987. Since 1981, Mr. McCloy has been a private investor concentrating on venture capital and early stage investment projects in a variety of industries. Mr. McCloy is the Chairman of Gravitas Technology, Inc. and is a director of the Sound Shore Fund, Inc., Ashland Management and the American Council on Germany.

     Sam Oolie has served as a director since 1986. He has served as Chairman of Oolie Enterprises, a private investment company, since 1985 and as Chairman of the Board, Chief Operating Officer and Chief Financial Officer of NoFire Technologies, Inc., a manufacturer of high performance fire retardant products, since August 1995. Mr. Oolie currently serves as a director of Comverse Technology, Inc., a manufacturer of voice storage and forwarding systems and message management computer services.

Board of Directors and Audit Committee

     Our board of directors currently consists of five directors. In March 2004, the board of directors filled a vacancy on the board by appointing Mr. Hammond to serve as a director until the election of directors at the next annual meeting of stockholders.

     Our board has a standing audit committee consisting of Messrs. McCloy and Oolie. The audit committee oversees our independent registered public accountants and oversees our management on matters relating to accounting, financial reporting and disclosure, internal controls and compliance with laws, regulations and corporate policies. Although the board of directors has determined that both audit committee members are "independent" as defined under the rules of the Nasdaq Stock Market for general board purposes, Mr. McCloy does not satisfy the additional independence criteria applicable to audit committee members because of a consulting relationship between us and a company controlled by Mr. McCloy. See "Item 13. Certain Relationships and Related Transactions - SpringerRun, Inc." below. In addition, the board of directors has determined that Mr. McCloy qualifies as an "audit committee financial expert" as defined by the SEC.

Code of Ethics

     We have adopted a Code of Ethics that applies to our Chief Executive Officer and all senior financial and accounting officers, including our Chief Financial Officer, or persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership of, and transactions in, our securities with the SEC. These directors, executive officers and stockholders are also required to furnish us with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of forms furnished to us, and written representations from certain reporting persons, we believe that our directors, executive officers and 10% stockholders met all applicable filing requirements during the fiscal year ended December 31, 2004, except that Carole Salkind, a beneficial owner of approximately 91% of our common stock, filed 21 late Form 4s during 2004 covering a total of 32 transactions and R. Wayne Darville filed one late Form 4 during 2004 covering the grant of a stock award.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     Set forth below is information for the three years ended December 31, 2004, 2003 and 2002 relating to compensation received by our Chief Executive Officer and our other four most highly compensated executive officers whose total annual salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000 (collectively, the "Named Executive Officers").


                                                                                                Long-Term Compensation
                                                                                        --------------------------------------
                                                 Annual Compensation                                   Awards
                                      ----------------------------------------------    --------------------------------------
                                                                                          Restricted           Securities
    Name and Principal                                              Other Annual            Stock              Underlying
         Position             Year    Salary ($)  Bonus ($)(a)    Compensation($)(b)      Awards (#)       Options/SARs (#)(c)
---------------------------- ------   ----------  -------------   ------------------    --------------     -------------------

Michael J. Parrella          2004    $  320,016   $ 902,444  (d)     $  20,688              -                  8,805,000
    Chief Executive          2003       320,016     433,412  (e)        20,688              -                  9,260,000
    Officer and Chairman     2002       320,016     136,473  (f)        20,688              -                 14,000,000
    of the Board

Irene Lebovics               2004       200,000     300,397  (d)        12,000              -                  3,800,000
    President                2003       200,000     143,526  (e)        12,000              -                  4,000,000
                             2002       200,000      45,036  (f)        12,000              -                  2,350,000

Cy E. Hammond                2004       180,000     451,222  (d)        12,000              -                  3,425,000
    Senior Vice President,   2003       180,000     216,706  (e)        12,000              -                  3,600,000
    Chief Financial Officer  2002       180,000      68,237  (f)        12,000              -                  1,950,000
    and Treasurer

R. Wayne Darville (g)        2004       200,000     100,000  (d)           -            120,000  (h)             800,000
   Chief Operating Officer,  2003       200,000        -                   -                -                    800,000
   Artera Group, Inc.        2002       118,750        -                   -                -                    680,000

Mark Melnick                 2004       181,250      5,000   (d)         2,250              -                    950,000
    Senior Vice President,   2003       180,000        -                   -                -                  1,000,000
    General Counsel and      2002       180,000        -                   -                -                  1,000,000
    Secretary


Notes:
-----
(a) The bonus amounts listed in this column indicate the bonuses earned and accrued with respect to each Named Executive Officer in the year indicated. The bonus amounts actually paid to each Named Executive Officer in each of the three years ended December 31, 2002, 2003 and 2004, whether for amounts earned in the given or prior years, are as follows:

                             Bonus Amounts Paid During the Year Ended
                                           December 31,
                            -------------------------------------------
                               2002            2003            2004
                            -----------    -------------    -----------
    Michael J. Parrella     $        -      $         -     $   655,000
    Irene Lebovics              26,455           74,000          37,000
    Cy E. Hammond               25,500          127,500          56,000
    R. Wayne Darville                -                -               -
    Mark Melnick                     -                -               -
                            -----------    -------------    -----------
                            $   51,955      $   201,500     $   748,000
                            ===========    =============    ===========


(b)  Other  annual  compensation   consists  of  automotive  lease  payments  or
     automotive allowances paid to the Named Executive Officers.

(c) The options were granted subject to stockholder approval of a sufficient increase in the number of authorized shares of our common stock and shares available for issuance under our 2001 Stock and Incentive Plan.

(d) Bonus amounts accrued and unpaid as of December 31, 2004 and the years in which the amounts were earned are as follows:

                    Amounts Accrued and Unpaid at December 31, 2004 Relating to:
                    ------------------------------------------------------------
                             2003             2004              Total
                        --------------   --------------   ------------------
 Michael J. Parrella    $            -   $      878,925   $      878,925
 Irene Lebovics                 71,434          300,397          371,831
 Cy E. Hammond                 106,741          451,222          557,963
 R. Wayne Darville                   -          100,000          100,000
 Mark Melnick                        -            5,000            5,000
                        --------------   --------------   ------------------
                        $      178,175   $    1,735,544   $    1,913,719
                        ==============   ==============   ==================

     In March 2005, four of the five Named Executive Officers received shares of our series I convertible preferred stock in exchange for of a portion of bonuses accrued but unpaid as of December 31, 2004 as follows: Michael J. Parrella -
$125,000;  Irene  Lebovics -  $46,000;  Cy E.  Hammond -  $72,000;  and R. Wayne
Darville - $100,000. See "Item 13. Certain Relationships and Related Transactions - Series I Preferred Stock."

     In March 2005, Messrs. Parrella and Hammond and Ms. Lebovics waived a portion of their bonus amounts accrued and unpaid as of December 31, 2004, as follows: Michael J. Parrella - $326,011; Irene Lebovics - $106,504; and Cy E. Hammond - $158,256, The 2004 bonus amounts for these Named Executive Officers presented in the tables above do not reflect these waivers.

(e) Bonus amounts accrued and unpaid as of December 31, 2003 and the years in which the amounts were earned are as follows:

                    Amounts Accrued and Unpaid at December 31, 2003 Relating to:
                    ------------------------------------------------------------
                           2001            2002            2003          Total
                      -------------   --------------   ------------   ----------
Michael J. Parrella   $      61,597   $      136,473   $    433,412   $  631,482
Irene Lebovics                    -                -        108,434      108,434
Cy E. Hammond                     -                -        162,741      162,741
                      -------------   --------------   ------------   ----------
                      $      61,597   $      136,473   $    704,587   $  902,657
                      =============   ==============   ============   ==========

(f) Bonus amounts accrued and unpaid as of December 31, 2002 and the years in which the amounts were earned are as follows:

                    Amounts Accrued and Unpaid at December 31, 2002 Relating to:
                    ------------------------------------------------------------
                              2001             2002            Total
                         --------------   -------------    --------------
Michael J. Parrella      $       61,597   $     136,473    $   198,070
Irene Lebovics                        -          38,908         38,908
Cy E. Hammond                     5,298          68,237         73,535
                         --------------   -------------    --------------
                         $       66,895   $     243,618    $   310,513
                         ==============   =============    ==============

(g) Mr. Darville became Chief Information Officer of Artera Group effective May 1, 2002 and was promoted to Chief Operating Officer in August 2002.

(h) As of December 31, 2004, the aggregate value of the shares of restricted stock held by Mr. Darville was $2,340 (120,000 shares). All shares of restricted stock held by Mr. Darville were awarded on September 30, 2004, subject to stockholder approval of a sufficient increase in the number of authorized shares of our common stock and shares available for issuance under our 2001 Stock and Incentive Plan.

Option Grants in 2004

     The following table summarizes options granted to the Named Executive Officers during 2004.


                                          Individual Grants
                      ----------------------------------------------------------
                                                                                     Potential Realized Value
                      Number of         Percent of                                       at Assumed Annual
                      Securities      Total Options                                    Rates of Stock Price
                      Underlying        Granted to      Exercise                   Appreciation for Option Term (b)
                       Options          Employees        Price      Expiration    ---------------------------------
      Name            Granted (a)        in 2004       Per Share       Date             5%                  10%
-------------------   -----------     ---------------  -----------  ------------  ---------------     -------------
Michael J. Parrella   8,805,000           37.1%          $0.048       3/17/11         $172,057        $400,966

Irene Lebovics        3,800,000           16.0%          $0.048       3/17/11           74,255         173,046

Cy E. Hammond         3,425,000           14.4%          $0.048       3/17/11           66,927         155,969

R. Wayne Darville       800,000            3.4%          $0.048       3/17/11           15,633          36,431

Mark Melnick            950,000            4.0%          $0.048       3/17/11           18,564          43,261
-----------------------------------------------------                                               -------------


Notes:
-----
(a) These options are subject to stockholder approval of a sufficient increase in the number of authorized shares of our common stock and shares available for issuance under our 2001 Stock and Incentive Plan. These options were originally scheduled to vest over time in accordance with specified vesting schedules. On December 31, 2004, the vesting schedules of all non-vested options held by our employees and directors, including the options listed in the table above, were accelerated to immediately vest all such options.

(b) The dollar amounts in these columns are the result of calculations of the exercise price at the assumed 5% and 10% rates of appreciation compounded annually through the expiration date. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance of our common stock and overall market conditions.

2004 Option Exercises and Year-End Option Values

     The following table sets forth information with respect to the exercise of options during 2004 and the unexercised options held by each of the Named Executive Officers as of December 31, 2004. There were no unexercisable options at December 31, 2004. On December 31, 2004, the vesting schedules of all non-vested options held by our employees and directors, including the options listed in the table below, were accelerated to immediately vest all such options. Similar option accelerations also occurred on October 25, 2002, September 10, 2003 and March 17, 2004.


                                                              Number of Shares
                           Number of                            Underlying                      Value of Unexercised
                            Shares                         Unexercised Options at              In-the-Money Options at
                           Acquired                           December 31, 2004                   December 31, 2004
                              On            Value     ------------------------------------   ----------------------------
       Name              Exercise (#)     Realized    Exercisable (#)    Unexercisable (#)   Exercisable    Unexercisable
-------------------     --------------   -----------  ---------------    -----------------   -------------  -------------
Michael J. Parrella           -              -          56,729,634                -               -               -

Irene Lebovics                -              -          14,092,073                -               -               -

Cy E. Hammond                 -              -          10,939,024                -               -               -

R. Wayne Darville             -              -           2,280,000                -               -               -

Mark Melnick                  -              -           3,350,000                -               -               -

Compensation Arrangements with Certain Executive Officers

     Certain of our executive officers are eligible to receive an incentive cash bonus consisting of a percentage of the value, in cash or otherwise, of the transactions consummated by us with third parties. In 2004, these transactions consisted primarily of an aggregate principal amount of $86.8 million in financing transactions with Carole Salkind (including $77.7 million in refinancings involving matured and demand notes payable to Ms. Salkind) an aggregate principal amount of $1.0 million in financing transactions with other third parties and an aggregate amount of $2.6 million in product sales and royalty and licensing revenue. The participants included in this arrangement and the percentages used to calculate their incentive bonuses are as follows:

                Participant              Percentage
          ------------------------     -------------

            Michael J. Parrella            1.00%
              Irene Lebovics               0.33%
               Cy E. Hammond               0.50%

     In March 2005, due to our current financial condition, Messrs. Parrella and Hammond and Ms. Lebovics waived a portion of their bonus amounts accrued and unpaid as of December 31, 2004, as follows: Michael J. Parrella - $326,011; Irene Lebovics - $106,504; and Cy E. Hammond - $158,256.

Compensation of Directors

     Directors who are also full-time employees of ours receive no additional compensation for serving as a director. Our non-employee directors, Messrs. McCloy and Oolie, also did not receive any cash fees for their service as directors during 2004, but each was granted options to purchase 1,285,000 shares of our common stock at an exercise price of $0.048 per share, which was the fair market value of our common stock on the date of grant (March 17, 2004). The options expire seven years from the date of grant. These options originally were scheduled to vest as follows: 50% on the date of grant and 50% on the third anniversary of the date of grant, subject to specific acceleration events. On December 31, 2004, the vesting schedules of all non-vested options held by our employees and directors, including the options granted to our non-employee directors in 2004, were accelerated to immediately vest all such options. These option grants to our non-employee directors are subject to stockholder approval of a sufficient increase in the number of shares of our authorized common stock and in the number of shares available for issuance under our 2001 Stock and Incentive Plan.

Compensation Committee Interlocks and Insider Participation

     During 2004, John McCloy and Sam Oolie served as members of the compensation committee of our board of directors. Mr. McCloy served as our Chief Executive Officer from September 1987 to November 1994 and as our Chairman of the Board from September 1986 to November 1994. In addition, he served as our Chief Financial Officer from November 1990 to February 1993 and as our
Secretary-Treasurer from October 1986 to September 1987. Mr. McCloy also currently serves as the Chairman of SpringerRun, Inc, a company we have engaged to perform consulting services for us. See "Item 13. Certain Relationships and Related Transactions - SpringerRun, Inc." During 2004, no executive officer served on the compensation committee or the board of directors of another entity whose executive officer served on our compensation committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2005 by:

o each person known by us to beneficially own more than 5% of our outstanding common stock;

o    each of our Named Executive Officers and directors; and

o    all of our executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise or conversion of options, warrants, convertible preferred stock and convertible notes that are immediately exercisable or convertible or are exercisable or convertible within 60 days. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose. The calculations assume sufficient authorized shares of our common stock are available for issuance upon conversion or exchange of derivative securities.

                                             Shares of
                                            Common Stock
                                            Beneficially           Percent
             Beneficial Owner                  Owned               of Class
 -------------------------------------      ---------------        ---------

 Executive Officers and Directors (a):
 Michael J. Parrella                         61,614,260  (b)          8.8%
 Irene Lebovics                              18,852,347  (c)          2.9%
 Cy E. Hannmond                              11,154,789  (d)          1.7%
 Sam Oolie                                    6,131,825  (e)             *
 John J. McCloy                               5,847,012  (f)             *
 Mark Melnick                                 3,350,000  (g)             *
 R. Wayne Darville                            2,400,000  (h)             *
 All Current Executive Officers and
 Directors as                               109,350,233  (i)         14.6%
    a Group (8 persons)

 5% or Greater Stockholders:
 Carole Salkind                           6,292,146,596  (j)         91.0%
 Crammer Road LLC                         1,368,263,755  (k)         68.3%
 Acme Associates, Inc.                      240,500,000  (l)         27.3%
 Alpha Capital Aktiengesellschaft           235,124,659  (m)         27.0%
 Libra Finance S.A.                         103,222,370  (n)         14.0%
 Balmore S.A.                               100,895,493  (o)         14.2%
 Austost Anstalt Schaan                      95,422,838  (p)         13.2%

Notes:
-----
*  Less than one percent.

(a) Includes options and shares of restricted stock subject to stockholder approval of a sufficient increase in the number of authorized shares of our common stock and shares issuable under our 2001 Stock and Incentive Plan. The business address of our officers and directors named in the table above is 20 Ketchum Street, Westport, CT 06880.

(b) Includes 56,729,634 shares issuable upon the exercise of currently exercisable options, 13,333 shares held by or in custody for Mr. Parrella's children, 3,000,000 shares issuable upon the exercise of currently exercisable options that were transferred by Mr. Parrella to his children, 1,258,000 shares issuable upon the exercise of currently exercisable options held by his son, Michael J. Parrella, Jr., an officer of Artera Group, and 612,893 shares held by Mr. Parrella's spouse. Mr. Parrella disclaims beneficial ownership of the shares held by his spouse and children.

(c) Includes 14,092,073 shares issuable upon the exercise of currently exercisable options and 590,517 shares owned jointly with her spouse, Irving Lebovics, our Senior Vice President, Global Sales. Also includes 3,998,415 shares issuable upon the exercise of currently exercisable options held by Mr. Lebovics, as to which Ms. Lebovics disclaims beneficial ownership.

(d)  Includes   10,939,024  shares  issuable  upon  the  exercise  of  currently exercisable options.

(e)  Includes   5,792,012   shares  issuable  upon  the  exercise  of  currently
     exercisable options, 20,000 shares owned by Oolie Enterprises, 75,000 shares owned by Mr. Oolie's spouse and 44,313 shares held by the Oolie Family Support Foundation. Mr. Oolie disclaims beneficial ownership of the shares owned by his spouse and the foundation.

(f) Includes 5,542,012 shares issuable upon the exercise of currently exercisable options and 300,000 shares held by the John J. McCloy II Family Trust for which Mr. McCloy's spouse serves as trustee, and as to which Mr. McCloy disclaims beneficial ownership.

(g) Consists of 3,350,000 shares issuable upon the exercise of currently exercisable options.

(h) Includes 120,000 shares of restricted stock and 2,280,000 shares issuable upon the exercise of currently exercisable options.

(i) Includes 106,981,570 shares issuable upon the exercise of currently exercisable options.

(j) Ms. Salkind's address is 18911 Collins Ave., Apt. 2403 Sunny Isles Beach, Florida 33160. Includes 3,633,277,025 shares issuable upon the conversion of convertible notes in the aggregate principal amount of $62.8 million (assuming full conversion of the notes and accrued interest) and 2,272,215,753 shares issuable to Ms. Salkind upon the exercise of currently exercisable warrants. Also includes 5,000 shares owned by Morton Salkind, Ms. Salkind's husband and a former director of NCT, and 1,875,000 shares issuable upon the exercise of currently exercisable options held by Mr. Salkind, shares as to which Ms. Salkind disclaims beneficial ownership. Also includes 240,500,000 shares issuable upon the exercise of currently exercisable options held by Acme Associates, Inc. (see footnote (l) below); 23,000,000 shares issuable upon the exercise of currently exercisable options held by Motorworld, Incorporated; 23,000,000 shares issuable upon the exercise of currently exercisable options held by Inframe, Inc.; 24,500,000 shares issuable upon the exercise of currently exercisable options held by Avant Interactive, Inc.; 22,550,000 shares issuable upon exercise of currently exercisable options held by Turbo Networks, Inc.; and 23,000,000 shares issuable upon the exercise of currently exercisable options held by Maple Industries, Inc. Ms. Salkind is the sole stockholder of Acme Associates, Motorworld, Inframe, Avant Interactive, Turbo Networks and Maple Industries. Also includes 8,350,000 shares issuable upon the exercise of currently exercisable options held by Leben Care, Inc. (whose sole stockholder is Ms. Salkind's son, Steven Salkind) and 3,375,000 shares issuable upon the exercise of currently exercisable options held by Stop Noise, Inc. (whose sole stockholder is Steven Salkind), as to which Ms. Salkind disclaims beneficial ownership.

(k) Crammer Road LLC's business address is Cayside, 2nd Floor, P.O. Box 30592 SMB, George Town, Grand Cayman, Cayman Islands, British West Indies. David Sims of Navigator Management Ltd. has voting and dispositive control of these shares on behalf of Crammer Road. Includes 1,360,089,286 shares issuable upon the conversion of our series H preferred stock, along with accretion. Also includes 1,250,000 shares issuable upon the exercise of currently exercisable warrants. Pursuant to a contractual restriction between Crammer Road and us, Crammer Road is prohibited from beneficially owning more than 9.9% of our common stock at any given time.

(l) Acme Associates, Inc.'s business address is 322 Green Pond Road, Hibernia, New Jersey 07842. As noted in footnote (j) above, Carole Salkind is the sole stockholder of Acme Associates. Consists of 240,500,000 shares issuable upon the exercise of currently exercisable options.

(m) Alpha Capital Aktiengesellschaft's business address is Pradafant 7, 9490 Furstentums, Vaduz, Liechtenstein. Konrad Ackermann, Director, has voting and dispositive control of these shares on behalf of Alpha Capital. Includes 19,455,556 shares issuable upon the exercise of currently exercisable warrants, 103,637,454 shares issuable upon the exchange of various convertible notes issued by Artera Group, along with accrued interest, 34,604,470 shares issuable upon the exchange of shares of series B preferred stock of Pro Tech, along with accretion, and 71,503,008 shares issuable upon the conversion of convertible notes issued by us, along with accrued interest. Pursuant to contractual restrictions between Alpha Capital and us, Alpha Capital is prohibited from beneficially owning more than 9.99% of our common stock at any given time.

(n) Libra Finance S.A.'s business address is c/o Trident Trust Company (BVI) Limited, Trident Chambers, Box 146, Road Town, Tortola, British Virgin Islands. Seymour Braun has voting and dispositive control of these shares on behalf of Libra Finance. Includes 5,000,000 shares issuable upon the exercise of currently exercisable warrants, 61,064,167 shares issuable upon the exchange of shares of series A preferred stock of Artera Group, along with accretion, and 31,437,013 shares issuable upon the conversion of convertible notes issued by us, along with accrued interest.

(o) Balmore S.A.'s business address is c/o Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands. Gissela Kindle has voting and dispositive control of these shares on behalf of Balmore. Includes
     65,766,108 shares issuable upon the exchange of shares of series A preferred stock of Artera Group, along with accretion, and 2,313,783 shares issuable upon the exchange of a convertible note issued by Artera Group, along with accrued interest.

(p) Austost Anstalt Schaan's business address is Landstrasse 8, 9496 Fuerstentum, Balzers, Liechtenstein. Thomas Hackl has voting and dispositive control of these shares on behalf of Austost. Includes
     65,766,108 shares issuable upon the exchange of shares of series A preferred stock of Artera Group, along with accretion, and 17,873,573 shares issuable upon exchange of a convertible note issued by Artera Group, along with accrued interest.

Equity Compensation Plan Information

         The following table summarizes certain information with respect to our equity compensation plans as of December 31, 2004.


                        Number of securities
                          to be issued upon            Weighted-average
                             exercise of              exercise price of            Number of securities
         Plan            outstanding options         outstanding options         remaining available for
       Category              and rights                   and rights                 future issuance
 -------------------   ------------------------     -----------------------     --------------------------
 Equity compensation         56,921,799                    $0.2977                         -
 plans approved by
 stockholders

 Equity compensation
 plans not approved
 by stockholders                      -                          -                         -
                             ----------                   ---------                   -----------

     Total                   56,921,799                    $0.2977                         -
                             ==========                   =========                   ===========

     Excluded from the table above are an additional 77,766,753 shares to be issued upon exercise of options granted under our 2001 Stock and Incentive Plan, at a weighted average exercise price of $0.0618, subject to stockholder approval of a sufficient increase in the number of authorized shares of our common stock and shares available for issuance under our 2001 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Secured Convertible Notes and Warrants Issued to Carole Salkind

     Beginning in 1999, we have issued convertible notes to Carole Salkind, a beneficial owner of approximately 91% of our common stock and the spouse of a former director of NCT. At February 28, 2005, the aggregate principal balance outstanding of these notes was approximately $62.8 million. Substantially all of our assets secure the notes. We have sustained our operations over the last three years primarily from the funding received from Ms. Salkind and are dependent upon this funding to continue operations. Although we do not have a formal agreement requiring her to do so, we believe that Ms. Salkind will continue to provide funds to us. Our belief that funding from her will continue is based primarily upon her continued funding of us to date despite our failure to repay her notes as the notes matured. Since January 2001, we have established a history of defaulting on the repayment of obligations owed to Ms. Salkind as these obligations become due. Ms. Salkind has allowed us to roll over maturing notes, along with accrued interest (including interest at a default rate equal to the note's stated rate plus 5% after default) and a default penalty (10% of the principal in default), into new notes that generally mature six months from the date of the rolled-over note. In addition to the financing provided by rolling over maturing notes, Ms. Salkind has continued to provide us with new funds. From time to time, we have obtained oral assurances that Ms. Salkind will continue funding us. However, we have no legally binding assurance that Ms. Salkind will continue funding us.

     At Ms. Salkind's election, the notes are convertible into shares of our common stock at fixed conversion prices representing the fair value of our common stock on the date of issuance. In addition, the notes are exchangeable for shares of common stock of any of our subsidiaries (other than Pro Tech) that makes a public offering of its common stock (at the public offering price). The notes contain various events of default, the occurrence of any one of which provides, at Ms. Salkind's election, that the outstanding principal, accrued interest and default penalty become immediately due and payable. We are obligated to use our best efforts to register for resale the shares of our common stock into which the notes are convertible within six months of the respective note issuance dates.

     Of the debt owed to Ms. Salkind as of February 28, 2005, $36.1 million represents cash loans made by Ms. Salkind (rather than non-cash items such as interest and default penalties rolled into new notes). Through February 28, 2005, Ms. Salkind has loaned us a total of $36.8 million in cash. She converted one $500,000 note into shares of our common stock and was repaid one $250,000 note.

     Listed below are the convertible notes issued to Ms. Salkind that are outstanding as of February 28, 2005:

                                                                Conversion
    Issue Date          Due Date            Principal             Price
    ----------          --------            ---------             -----
     09/02/04           03/02/05        $    400,000            $0.0210
     09/14/04           03/14/05             400,000             0.0200
     09/14/04           03/14/05           1,351,034             0.0200
     10/01/04           04/01/05             400,000             0.0200
     10/15/04           04/15/05             425,000             0.0190
     10/21/04           04/21/05             479,393             0.0190
     11/08/04           05/08/05             425,000             0.0190
     11/23/04           05/23/05             400,000             0.0180
     11/23/04           05/23/05             479,901             0.0190
     12/02/04           06/02/05             400,000             0.0170
     12/17/04           06/17/05             400,000             0.0166
     12/22/04           06/22/05          13,933,585             0.0166
     12/22/04           12/22/09           5,000,000             0.0166
     12/31/04           06/30/05             400,000             0.0180
     12/31/04           06/30/05           8,968,594             0.0180
     01/26/05           07/26/05             400,000             0.0172
     01/26/05           07/26/05          11,291,006             0.0172
     02/09/05           08/09/05             400,000             0.0180
     02/09/05           08/09/05          15,986,794             0.0180
     02/16/05           08/16/05             400,000             0.0184
     02/21/05           08/21/05             457,762             0.0195
                                      ---------------
                                        $ 62,798,069
                                      ===============

     Between January 1, 2004 and December 31, 2004, we issued Ms. Salkind convertible notes in the aggregate principal amount of $91.8 million in a total of 39 loan transactions. Of these notes, $86.8 million (38 loan transactions) bore interest at 8% per annum and $5.0 million (one loan transaction) bore interest at 12% per annum. The $5.0 million note is described under the heading "Settlement Agreement with Carole Salkind" below. Of the $86.8 million in 8% convertible notes, $13.6 million (12 loan transactions) were due upon demand and $73.2 million (26 loan transactions) were due six months from the date of issuance. In addition, of the $86.8 million in notes, $9.1 million were issued in exchange for $9.1 million in cash from Ms. Salkind and $77.7 million were issued to refinance matured notes. During 2004, Ms. Salkind demanded repayment of all outstanding demand notes (an aggregate of $16.7 million, representing $13.6 million of notes issued in 2004 and $3.1 million of notes issued in 2003). In 2004, we did not repay any of the indebtedness due Ms. Salkind, but refinanced matured notes and notes for which she had demanded repayment into new notes. The aggregate principal amount of the refinancing notes represents the principal refinanced ($67.5 million), default penalties (10% of the principal in default, or $6.8 million) and accrued interest ($3.4 million).

     Between January 1, 2005 and February 28, 2005, we issued Ms. Salkind 8% convertible notes in the aggregate principal amount of $28.9 million in a total of six loan transactions. The notes mature six months from the date of issuance. Of the $28.9 million in notes, $1.2 million were issued in exchange for $1.2 million in cash from Ms. Salkind and $27.7 million were issued to refinance matured notes. The aggregate principal amount of the refinancing notes represents the principal refinanced ($24.3 million), default penalty (10% of principal in default, or $2.4 million) and accrued interest ($1.0 million).

     In connection with the issuance of convertible notes to Ms. Salkind, we have issued to her warrants to purchase shares of our common stock. As of February 28, 2005, we have issued to Ms. Salkind warrants to purchase an aggregate of 2,272,215,753 shares of our common stock at a weighted exercise price per share of $0.0279, including warrants that were issued between January 1, 2004 and February 28, 2005 to purchase an aggregate of 1,990,250,000 shares of our common stock at a weighted average price of $0.0246.

     In addition, on January 11, 2002, we granted Ms. Salkind a five-year option to acquire a 10% equity interest in our subsidiary, Artera Group, Inc. at an exercise price of 10% of the pre-money enterprise value attributed to Artera Group, Inc. in the first transaction following January 11, 2002 in which an unrelated investor purchases or commits to purchase an equity interest in Artera Group for payment of at least $5 million. For example, if an unrelated investor pays $20 million to purchase a 20% equity interest in Artera Group, Ms. Salkind may acquire a 10% equity interest for $10 million.

Settlement Agreement with Carole Salkind

     On December 3, 2004, we were informed by Carole Salkind that she entered into a written agreement with Production Resource Group, LLC pursuant to which PRG assigned to Ms. Salkind all of its claims pending against us and our directors and officers. These claims included those asserted by PRG in three pending lawsuits, two in Superior Court of the State of Connecticut and one in the Court of Chancery of Delaware. In one of the Connecticut cases, PRG's claims included a claim of collection on a $2.0 million Offer of Judgment previously accepted by us. In the Delaware case, PRG sought, among other things, the appointment of a receiver over our business and assets.

     On December 22, 2004, we, all of the individual members of our board of directors and Ms. Salkind entered into a settlement agreement. Under this agreement, Ms. Salkind irrevocably released us and our directors from and against all claims assigned to Ms. Salkind by PRG, except as described below. In connection with her release, Ms. Salkind agreed to dismiss (without prejudice) the three lawsuits described above.

     In consideration for entering into the settlement agreement, we issued to Ms. Salkind a five-year convertible note in the principal amount of $5.0 million. The note is secured by substantially all of our assets. The note bears interest, retroactive to December 1, 2004, at 12% per annum payable quarterly in arrears beginning October 1, 2005, and bears interest at a default rate of 17% per annum on any interest or principal not paid when due. If the interest is not paid when due, a penalty amount equal to 10% of the then outstanding principal shall become due and payable. At the election of Ms. Salkind, the note may be converted into shares of our common stock at a conversion price per share of $0.0166 or exchanged for shares of common stock of any of our subsidiaries (other than Pro Tech) that makes a public offering of its common stock (at the public offering price).

     The settlement agreement further provides that unless there is a default under the note, Ms. Salkind may not enforce any of the PRG claims or lawsuits described above. Upon full satisfaction of the note, Ms. Salkind's release of the PRG claims automatically becomes unqualified and Ms. Salkind must dismiss the PRG lawsuits described above, this time with prejudice. However, if a default occurs under the note, all PRG claims and lawsuits against us and our directors may thereafter be enforced by Ms. Salkind, including the lawsuits previously dismissed without prejudice and including the judgment of $2.0 million plus accrued interest described above, all to the extent necessary for full satisfaction under the note. In connection with the issuance of the note, we issued to Ms. Salkind a five-year warrant to purchase 82,500,000 shares of our common stock at an exercise price per share of $0.0166.

Consulting Agreements with Affiliates of Carole Salkind

     From time to time, we have entered into consulting agreements with the following entities that are affiliates of Carole Salkind: Acme Associates, Inc.; Leben Care, Inc.; Stop Noise, Inc.; Motorworld, Incorporated; Inframe, Inc.; Avant Interactive, Inc.; Turbo Networks, Inc. and Maple Industries, Inc. Ms. Salkind is the sole stockholder of Acme Associates, Motorworld, Inframe, Avant Interactive, Turbo Networks and Maple Industries. Ms. Salkind's son, Steven Salkind, is the sole stockholder of Leben Care and Stop Noise. All of these agreements expired by their terms during 2004 or early 2005, except our agreement with Turbo Networks, which, expires in April 2005, and our agreement with Maple Industries, which expires in June 2005. The consultants have provided on-going consulting services and advice in a number of areas pertaining to our business affairs as we have reasonably requested from time to time, including the following: (1) advising on our strategic direction; (2) assisting us in corporate development; (3) evaluating merger, acquisition and joint venture opportunities; (4) developing and refining business plans; (5) developing business and growth strategies; (6) advising on recruiting; (7) discussing product development issues and expansion; (8) serving as a marketing liaison and facilitator; (9) evaluating marketing plans; and (10) assisting with various contract negotiations. We believe that the consulting agreements with these companies are on terms no less favorable to us than those that could be obtained from unaffiliated parties. The actual consulting services under these agreements have been performed primarily by Ms. Salkind's spouse, Morton Salkind, acting on behalf of the consultants. Mr. Salkind served as a member of our board of directors from July 1997 until January 1999. Mr. Salkind is a successful businessman who has vast experience in various industries, including among other things, experience as an entrepreneur, ownership of various companies, seasoning as a businessman who has served as chief executive officer of many business ventures, active oversight of the performance of companies, determination of the strategic and tactical direction of companies and an understanding of our proprietary technologies and the marketplace.

     The business purpose for having the consulting services be provided through corporations rather than through direct contracts with Mr. Salkind is that it is only with the liability and other protections and benefits of the corporate form that the consulting services were offered. The arrangements have been with multiple corporations rather than one because that is the only manner in which the services were offered to us. Although some overlap exists in the consulting periods and fees, the consulting services are different in each case and are based on our evolving needs and objectives. The consulting entities have material business purposes other than providing consulting services to us.

     As compensation for these consulting services, we have generally agreed to pay cash fees and to grant stock options to the consulting entities and to provide health insurance to Mr. Salkind. We have not paid any cash fees, but we have accrued $482,500 in fees as of December 31, 2004 and expect to accrue an additional $27,500 through June 2005. In addition, we have granted five-year, fully vested stock options to the consultants that are exercisable at the then market price of our common stock on the date of grant. As of February 28, 2005, we have granted options to purchase an aggregate of 368,275,000 shares of our common stock at a weighted exercise price per share of $0.0454 to these consultants. Finally, we have paid health insurance premiums on behalf of Mr. Salkind of approximately $1,600, $2,200 and $4,100 in 2002, 2003 and 2004,
respectively. We have not paid any cash or non-cash consulting compensation directly to Carole Salkind or Morton Salkind or to any members of their family. The consulting engagements and compensation of entities represented by Mr. Salkind is not dependent upon the ongoing funding provided by Ms. Salkind.

     On January 7, 2005, we entered into a three-year consulting agreement with Morton Salkind to provide us ongoing financial and consulting advisory services as we may reasonably request from time to time. As compensation for these consulting services, we have agreed to pay to Mr. Salkind a monthly $5,000 cash fee payable at the end of the term of the agreement and to provide Mr. Salkind with the use of an automobile owned or leased by us, together with auto insurance coverage, through the term of the agreement. Our expected costs to provide this automobile are $10,800 per year.

Series I Preferred Stock

     On March 16, 2005, we entered into preferred stock purchase agreements to issue an aggregate of approximately 975.6 shares of our newly created series I convertible preferred stock to four of our executive officers, one of our non-executive officers, a holder of shares of preferred stock of our subsidiary, Artera Group Inc., and Steven Salkind, the son of Carole Salkind, the beneficial owner of approximately 91% of our common stock. The consummation of these transactions occurred on March 22, 2005. The series I preferred stock has a stated value of $1,000 per share. No dividends are payable on the series I preferred stock. The series I preferred stock is junior in rank to our series H convertible preferred stock, but senior in rank to our common stock and has preferences over the common stock with respect to distributions and payments upon our liquidation, dissolution or winding up. The holders of series I preferred stock have no voting rights (except as may be required by law). Each share of series I preferred stock is convertible into approximately 47,619 shares of our common stock, determined by dividing the $1,000 stated value by the fixed conversion price of $0.0210 per share. The approximately 975.6 issued and outstanding shares of our series I preferred stock are convertible into approximately 46,455,127 shares of our common stock. However, the series I preferred stock is not convertible until 20 days after our stockholders approve an increase in the number of authorized shares of our common stock.

     Of the approximately  975.6 shares, we issued an aggregate of approximately
305.6 shares of our series I preferred stock to four executive officers and one non-executive officer as payment for accrued but unpaid incentive cash bonuses of $490,000 (before income tax withholding). The specific terms of each of these five agreements are as follows:


                                                                                   Net Bonus
                                                                        Gross        Amount
                                                                        Bonus       After Tax      Shares
  Holder                                                                Amount     Withholding    Purchased
  ------                                                             ----------    -----------    ---------
  Michael J. Parrella, Chief Executive Officer and Chairman          $  125,000    $    81,000           81
  Irene Lebovics, President                                              46,000         27,000           27
  Cy E. Hammond, Senior Vice President and Chief Financial Officer       72,000         41,000           41
  R. Wayne Darville, Chief Operating Officer, Artera Group, Inc.        100,000      63,332.52     63.33252
  Non-Executive Officer                                                 147,000      93,225.14     93.22514

     We also issued 160 shares of series I preferred stock to an individual in exchange for 271 shares of series A convertible preferred stock of Artera Group.

     In March 2005, we issued 510 shares of our series I convertible preferred stock to Steven Salkind as payment of an aggregate of accrued consulting fees of $510,000 including amounts due through June 12, 2005, representing all consulting fees payable to the consulting entities. These consulting fees had previously been assigned to Steven Salkind by these entities.

SpringerRun, Inc.

     In July 2003, we entered into a consulting agreement with SpringerRun, Inc. John McCloy II, a director of NCT, is Chairman of the Board of Directors, Chief Executive Officer and a 40% stockholder of SpringerRun. John McCloy II's son, John McCloy III, is President, Treasurer, Secretary, a Director and a 25% stockholder of SpringerRun. John McCloy II's son, Rush McCloy, is a 25%
stockholder of SpringerRun. Under this consulting agreement, SpringerRun provides consulting services to us, consisting primarily of raising capital and debt financing, identifying potential joint ventures and other strategic transactions and finding distributors, licensees and end users for our products and technologies. The initial term of the SpringerRun agreement was one year, but was automatically extended for additional one-year terms unless terminated prior to the start of any one-year term by either party. Under the agreement, we have agreed to pay SpringerRun the following compensation: 6% of the amount of any equity financing arranged by SpringerRun plus 5% of this amount payable in warrants to purchase shares of our common stock; 1% of the amount of any debt financing arranged by SpringerRun; and 7% of our net revenues resulting from joint ventures or distribution, license or end user agreements arranged by SpringerRun for the first three years of these agreements and 5% of net revenues resulting from these agreements thereafter. In lieu of cash, some of the compensation described above may, at SpringerRun's request and if agreed to by us, be paid in shares of our common stock or in the shares of any joint venture entity entered into by us. The material terms and conditions of this agreement, including the compensation formulas, are comparable to those used by us with similarly situated, unrelated consultants. We have paid expenses aggregating approximately $7,000 on behalf of SpringerRun through February 28, 2005. The compensation earned by SpringerRun under the agreement through February 28, 2005 was $1,033 and has been offset against the expenses paid by us on behalf of SpringerRun.

Kambrium, AB

     On May 20, 2004, we entered into a one-year consulting agreement with Kambrium, AB, a Swedish consulting firm. Under this agreement, Kambrium is assisting us in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities for our Artera Group business and our Artera Turbo product lines, primarily in Scandinavia. We paid Kambrium an up-front, one-time engagement fee of $32,800 to cover Kambrium's first-year expenses for their provision of services to us. In addition, our agreement with Kambrium provides for future pay-for-performance consideration that is generally based on a percentage of the value of the revenue or funding received by us as a result of Kambrium's efforts. Kambrium is currently developing several significant business prospects for our Artera Group business and our Artera Turbo product lines. Jonathan M. Charry, Ph.D., our former Senior Vice President, Corporate Development, was engaged by Kambrium to provide Kambrium with product expertise to facilitate Kambrium's efforts on our behalf.

Manatt Jones Global Strategies, LLC

     On July 1, 2004, we entered into a sixteen-month consulting agreement with Manatt Jones Global Strategies, LLC, a consulting firm. Under this agreement, Manatt Jones is assisting us in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities for our Artera Group business and our Artera Turbo product lines, primarily in Mexico, Latin America and Asia through the firm's extensive contacts in those regions, but also in the United States and elsewhere through the firm's extensive contacts in the Washington, D.C. area. For example, two of the principals of Manatt Jones, one a former United States ambassador to Mexico and the other a former United States ambassador to Malaysia, are currently pursuing business opportunities on our behalf. Manatt Jones also provides us with use of their Washington, D.C. and New York City offices. Under this agreement, we pay a monthly fee of $16,250 to Manatt Jones for these services. Manatt Jones recruited Dr. Charry to serve as a Managing Director in which capacity he is able to support Manatt Jones's efforts on our behalf as a result of his availability and his experience with our Artera Group business.

LightSpeed Networks, Inc.

     On July 30, 2004, we entered into a two-year consulting agreement with LightSpeed Networks, Inc., a consulting firm. Under this agreement, LightSpeed will assist us, in particular Artera Group, in establishing distribution relationships and securing capital, funding and joint ventures. Our agreement with LightSpeed provides for future pay-for-performance consideration (after a threshold is met) that is generally based on a percentage of the value of the revenue or funding received by us as a result of LightSpeed's efforts. Dr. Charry is the President and sole stockholder of LightSpeed. In addition, under the agreement with LightSpeed, we agreed to waive the expiration of Dr. Charry's options that otherwise would have expired three months after Dr. Charry's resignation from employment with us and to accelerate the vesting of any unvested options then held by Dr. Charry, in order to provide Dr. Charry additional incentive to further our business objectives through his efforts with LightSpeed.

Spyder Technologies Group, LLC

     In October 2003, Artera Group entered into a master distributor agreement with Spyder Technologies Group, LLC under which Spyder distributes the Artera Turbo service in Puerto Rico, the U.S. Virgin Islands and a number of countries in the Caribbean region. This agreement superseded a prior agreement entered into in October 2002. Jonathan Parrella, the son of Michael J. Parrella, our Chairman and Chief Executive Officer, is President of and holds a 25% ownership interest in Spyder. Michael J. Parrella, Jr., the son of Michael J. Parrella and an officer of Artera Group, holds a 17% ownership in Spyder. Bulldog Communications, Inc. holds a 20% ownership interest in Spyder. Bulldog Communications, Inc. is owned 20% by each of Michael J. Parrella and his wife and three children: Karen Parrella, Michael Parrella, Jr., Jonathan Parrella and Daniel Parrella. Michael J. Parrella is also the Chairman of the Board, and Karen Parrella is the President, of Bulldog Communications. The term of the agreement is through February 2008. The agreement includes a compensation structure based on royalties payable by Spyder to Artera Group on sales to distributors by Spyder. The royalties are calculated on a per unit basis and vary based upon the size and category of the end user of the product and the support services provided by Artera Group. The material terms of the agreement, including the compensation structure and royalty rates were comparable to those used by Artera Group at the time with similarly situated, unrelated master distributors. On August 1, 2004, Artera Group and Spyder entered into an amendment and waiver with respect to this agreement. Among other things, Spyder granted a limited waiver of its exclusive distribution rights in exchange for the right to certain finder's fees and the royalty amounts payable under the agreement were amended. The finder's fee and the new royalty amounts payable are comparable with those currently payable to similarly situated, unrelated finders and master distributors, respectively. In March 2005, pursuant to the terms of this agreement, we exercised our right to convert all of Spyder's exclusive rights under the agreement into non-exclusive rights effective March 23, 2005. Spyder earned no finder's fees under the terms of the August 1, 2004 amendment and waiver during the term of Spyder's exclusive distribution rights.

     In September 2003, Artera Group entered into a master distributor agreement with Spyder under which Spyder distributes the Artera Turbo service in the United States, Canada, South America and Central America. This agreement superseded a prior agreement entered into in October 2002. The term of the agreement is five years. The agreement includes a compensation structure based on royalties payable by Spyder to Artera Group on sales to distributors by Spyder. The royalties are calculated on a per unit basis and vary based upon the size and category of the end user of the product and the support services provided by Artera Group. The material terms of the agreement, including the compensation structure and royalty rates, were comparable to those used by Artera Group at the time with similarly situated, unrelated master distributors. On August 1, 2004, Artera and Spyder amended this agreement to amend, among other things, the royalty amounts payable under the agreement to be comparable with those currently payable to similarly situated, unrelated master distributors.

     Also in September 2003, Artera Group entered into a reseller agreement with Spyder under which Spyder resells the Artera Turbo service in the United States, Canada, South America and Central America. Spyder is to pay Artera Group per unit royalties that vary based upon the size and category of the end user of the product. The term of the agreement was one year, with possible renewals. The material terms of the agreement, including the compensation structure and royalty rates, were comparable to those used by Artera Group at the time with similarly situated, unrelated resellers. On August 1, 2004, Artera and Spyder amended this agreement to amend, among other things, the royalty amounts payable under the agreement to be comparable with those currently payable to similarly situated, unrelated resellers.

     On August 1, 2004, Artera and Spyder entered into a finder agreement under which Spyder will assist Artera Group in finding master distributors and resellers for Artera's Artera Turbo service. Artera will pay Spyder a monthly commission based upon agreements with master distributors or resellers reached by Artera as a result of

Spyder's performance. The commission structure and other material terms of the agreement are comparable to those used by Artera with similarly situated, unrelated finders.

     Under all of the Spyder agreements, Spyder earned aggregate commissions of $143, $3,017, and $2,614 for the years ended December 31, 2002, 2003 and 2004, respectively. Though February 28, 2005, Spyder has not paid Artera Group any royalties.

     In addition, from time to time on an "as needed" basis, Spyder provides technical consulting services to Artera Group pertaining to Artera Turbo, for a fee of $20 per hour per person. Spyder earned aggregate technical consulting fees of $12,330, $86,840 and $115,206 the years ended December 31, 2002, 2003 and 2004.

Alpha Capital Aktiengesellschaft and Libra Finance, S.A.

     In July 2004, we issued a subordinated secured convertible note in the aggregate principal amount of $400,000 to Alpha Capital Aktiengesellschaft, a beneficial owner of more than 5% of our common stock, and an unsecured convertible note in the aggregate principal amount of $40,000 to Libra Finance, S.A., a third party finder and a beneficial owner of more than 5% of our common stock. The notes mature on July 23, 2006 and bear interest at 8% per annum. The notes are convertible into shares of our common stock at a conversion price per share equal to the lesser of $0.0232 or 80% of the average closing bid price of our common stock for the five trading days prior to conversion. We would be required to make certain liquidated damages payments if we fail to effect a requested conversion in a timely manner. In connection with the issuance of the note to Alpha Capital, we issued to Alpha Capital a five-year warrant to purchase 5,555,556 shares of our common stock at an exercise price per share equal to the conversion price of the note. We also have an obligation to register for resale the shares of our common stock issuable upon conversion of the notes and exercise of the warrant.

Crammer Road LLC

     In May 2004, we sold 27 shares of our series H preferred stock to Crammer Road LLC, a beneficial owner of more than 5% of our common stock, for $230,000. We received the cash in advance of the issuance of the shares ($65,000 in July 2002 and $165,000 in March 2003). Our series H preferred stock has a stated value of $10,000 per share and a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or shares of our common stock at our election. The series H preferred stock is senior in rank to our common stock and has preferences with respect to dividends and as to our liquidation, dissolution or winding up. Crammer Road is the sole holder of our series H preferred stock. The holder of our series H preferred stock has no voting rights (except as may be required by law). The series H preferred stock is convertible into shares of our common stock at 75% of the average closing bid price of our common stock for the five trading days prior to conversion. The series H preferred stock is also redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H was originally issued and the redemption date. We are obligated to register for resale shares of our common stock issuable upon the conversion of our series H preferred stock. At December 31,2004, 1,752 shares of our series H preferred stock were outstanding.

     On September 30, 2004, we entered into an amended and restated private equity credit agreement with Crammer Road that supersedes and replaces a private equity credit agreement dated July 25, 2002. The new credit agreement gives us the rights to sell to Crammer Road shares of our common stock having an aggregate value of up to $50 million (the maximum commitment amount) pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5 million of our common stock (the minimum commitment amount), at a 9% discount from the market value of our common stock determined at the time of a put. We are obligated to register for resale shares of our common stock sold pursuant to the September 2004 credit agreement in an amount no less than the number of shares for which puts are made, but in no event less than 150% of the minimum commitment amount. In order for us to be able to sell shares to Crammer Road pursuant to the agreement, we must obtain stockholder approval of an amendment to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock and must establish and maintain an effective registration statement with the SEC to permit the resale of shares sold to Crammer Road pursuant to the agreement.

Indebtedness of Former Executive Officer

     On various dates commencing in 2000, Jonathan M. Charry, Ph.D., our former Senior Vice President Corporate Development, entered into short-term promissory notes to borrow funds from us in anticipation of cash bonuses due him under an incentive compensation arrangement. Effective May 1, 2002, the borrowed funds had not been repaid but were consolidated with interest into an outstanding promissory note due January 15, 2003 with an aggregate principal amount of $107,960. This note went into default on January 15, 2003 and we continue to seek collection on the note. The note bore interest at an annual rate of 6.0% through its due date of January 15, 2003, and bears interest at prime plus 5% thereafter. In 2004, we recorded an allowance of approximately $0.1 million for the portion of a May 1, 2002 note receivable from Dr. Charry (plus accrued interest) exceeding the amount we owed to Dr. Charry. As of February 28, 2005, the total amount outstanding under this note, including accrued but unpaid interest through the date a reserve was recorded was $126,603.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

     The following table sets forth the aggregate fees billed or accrued by us for the audit and other services provided by Eisner LLP for the years ended December 31, 2003 and 2004.


                                       Year Ended December 31,
                                   -------------------------------
                                        2003             2004
                                   --------------   --------------
    Audit Fees (a)                   $ 272,000        $ 282,000
    Audit-Related Fees                       -                -
    Tax Fees (b)                        65,000           55,000
    All Other Fees                           -                -
                                   --------------   --------------
         Total                       $ 337,000        $ 337,000
                                   ==============   ==============


Notes:
-----
(a) Represents fees billed and accrued for professional services rendered in connection with the annual audit and quarterly review of our consolidated financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10-Q and in connection with our filing of registration statements with the SEC.

(b) Represents fees billed for professional services rendered in connection with federal and state tax return preparation and other tax matters. Includes $3,250 in each of 2003 and 2004 allocated to Pro Tech Communications, a publicly traded subsidiary included in our consolidated tax returns.


Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants

     The audit committee has pre-approved all audit services and permitted non-audit services provided by our independent registered public accountants and the compensation, fees and terms for these services. The audit committee has also determined not to adopt any blanket pre-approval policy but instead to require that the audit committee pre-approve the compensation and terms of service for audit services provided by the independent registered public accountants and any changes in terms and compensation resulting from changes in audit scope, company structure or other matters. The audit committee has also determined to require pre-approval by the audit committee of the compensation and terms of service for any permitted non-audit services provided by the independent registered public accountants. Any proposed non-audit services in excess of pre-approved levels require further pre-approval by the audit committee. Our Chief Financial Officer reports regularly to the audit committee on the services performed and fees incurred by the independent registered public accountants for audit and permitted non-audit services during the prior quarter.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following financial statements are filed as part of this Annual Report:


                                                                                           Page
                                                                                           ----
 Report of Independent Registered Public Accounting Firm                                   F-1
 Consolidated Balance Sheets as of December 31, 2003 and December 31, 2004                 F-2
 Consolidated Statements of Operations and Consolidated Statements of                      F-3
     Comprehensive Loss for the years ended December 31, 2002, 2003 and 2004
 Consolidated Statements of Capital Deficit for the years                                  F-4
     ended December 31, 2002, 2003 and 2004
 Consolidated Statements of Cash Flows for the years ended December 31, 2002,
     2003 and 2004                                                                         F-5
 Notes to the Consolidated Financial Statements                                            F-6

(a)(2)   Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual
Report:

                                                                                           Page
                                                                                           ----
Report of Independent Registered Public Accounting Firm, on Schedule II                    F-54
Schedule II.  Valuation and Qualifying Accounts                                            F-55

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)(3)   Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number            Description of Exhibit

3.1 Second Restated Certificate of Incorporation of NCT Group, Inc. (incorporated herein by reference to Exhibit 3(a) to the registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on September 5, 2001).

3.2       By-laws  of NCT  Group,  Inc.  (incorporated  herein by  reference  to
          Exhibit 3(b) to the registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on September 5, 2001).

3.3(a) Certificate of Designation, Preferences and Rights of Series H Convertible Preferred Stock of NCT Group, Inc. (incorporated herein by reference to Exhibit 3(c) of the registrant's Pre-effective Amendment No. 5 to Registration Statement on Form S-1 (Registration No. 333-60574) filed on August 9, 2002).

3.3(b) Certificate of Amendment of Certificate of Designation, Preferences and Rights of Series H Convertible Preferred Stock of NCT Group, Inc. (incorporated herein by reference to Exhibit 3(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (File No. 0-18267)).

10.1* Noise Cancellation Technologies, Inc. Stock Incentive Plan (as adopted April 14, 1993 and amended through August 16, 1996) (incorporated herein by reference to Exhibit 4 of the registrant's Registration Statement on Form S-8 (Registration No. 333-11213).

10.2* NCT Group, Inc. 2001 Stock and Incentive Plan (as amended and restated as of September 17, 2004).

10.3 Consulting Agreement, dated July 2, 2003, between NCT Group, Inc. and SpringerRun, Inc. (incorporated herein by reference to Exhibit 10(az) to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-18267)).

10.4(a) Reseller Agreement, dated September 1, 2003, between Artera Group, Inc. and Spyder Technologies Group, LLC (incorporated herein by reference to Exhibit 10(ao) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-18267)).

10.4(b) Amendment No. 1 to the September 1, 2003 Reseller Agreement, dated August 1, 2004, between Artera Group, Inc. and Spyder Technologies Group, LLC (incorporated by reference to Exhibit 10(fg)2 of the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004).

10.5(a) Master Distributor Agreement, dated September 1, 2003, between Artera Group, Inc. and Spyder Technologies Group, LLC (incorporated herein by reference to Exhibit 10(ap) of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (File No. 0-18267)).

10.5(b) Amendment No. 1 to the September 1, 2003 Master Distributor Agreement, dated August 1, 2004, between Artera Group, Inc. and Spyder Technologies Group, LLC (incorporated herein by reference to Exhibit 10(fg)1 of the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004).

10.6(a) Master Distributor Agreement, dated October 1, 2003, between Artera Group, Inc. and Spyder Technologies Group, LLC (incorporated herein by reference to Exhibit 10(dl) of the registrant's Pre-Effective Amendment No. 9 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on February 4, 2004).

10.6(b) Amendment and Waiver to Master Distributor Agreement (for Puerto Rico and The Caribbean), dated August 1, 2004, between Artera Group, Inc. and Spyder Technologies Group, LLC (incorporated herein by reference to Exhibit 10(fg)3 of the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004).

10.7 Finder Agreement dated August 1, 2004 between Artera Group, Inc. and Spyder Technologies Group, LLC (incorporated herein by reference to
          Exhibit 10(fg) of the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004).

10.8(a) Form of Secured Convertible Note (new financings) issued by NCT Group, Inc. to Carole Salkind.

10.8(b) Schedule of Secured Convertible Notes (new financings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2005.

10.9(a) Form of Secured Convertible Note (refinancings) issued by NCT Group, Inc. to Carole Salkind.

 10.9(b) Schedule of Secured Convertible Notes (refinancings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2005.

10.10(a) Form of Warrant (new financings) issued by NCT Group, Inc. to Carole Salkind.

10.10(b) Schedule of Warrants (new financings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2005.

10.11(a) Form of Warrant (refinancings) issued by NCT Group, Inc. to Carole Salkind

10.11(b) Schedule of Warrants (new financings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2005.

10.12 Secured Convertible Note dated December 22, 2004 issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit
          10.01 of the registrant's Current Report on Form 8-K (File No. 0-18267), filed on December 22, 2004).

10.13(a)  Subscription  Agreement  between NCT Networks,  Inc. and  Subscribers:
          Austost Anstalt Schaan; Balmore S.A.; Amro International, S.A.; Nesher Ltd.; Talbiya B. Investments Ltd.; and The Gross Foundation, Inc.; dated January 9, 2001 (incorporated herein by reference to Exhibit 10(ap) of the registrant's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084), filed on January 26, 2001).

10.13(b) Form of Convertible Note of NCT Networks, Inc. dated January 9, 2001 (incorporated herein by reference to Exhibit 10(aq) of the registrant's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084), filed on January 26, 2001).

10.13(c) Exchange Rights Agreement among NCT Group, Inc. and Subscribers, dated January 9, 2001 (incorporated herein by reference to Exhibit 10(ar) of the registrant's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084), filed on January 26, 2001).

10.14(a) Subscription Agreement, dated April 4, 2001, among Artera Group, Inc., Alpha Capital Aktiengesellschaft and Amro International, S.A. (incorporated herein by reference to Exhibit 10(bj) of the registrant's Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 9, 2001).

10.14(b)  Form of Note dated April 4, 2001 (incorporated  herein by reference to
          Exhibit 10(bk) of the registrant's Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 9, 2001).

10.14(c) Exchange Rights Agreement by and among NCT Group, Inc. and the Holders identified on Schedule A thereto, dated as of April 4, 2001 (incorporated herein by reference to Exhibit 10(ab)(2) of the registrant's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on September 5, 2001).

10.15(a) Subscription Agreement among Artera Group, Inc. and Subscribers: Alpha Capital Aktiengesellschaft and Amro International, S.A., dated as of May 25, 2001 (incorporated herein by reference to Exhibit 10(aj) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.15(b) Form of Convertible Note dated May 25, 2001 (incorporated herein by reference to Exhibit 10(aj)(1) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.15(c) Exchange Rights Agreement by and among NCT Group, Inc. and the Holders identified on Schedule A thereto, dated as of May 25, 2001 (incorporated herein by reference to Exhibit 10(aj)(2) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.16(a) Subscription Agreement among Artera Group, Inc. and Subscribers: Alpha Capital Aktiengesellschaft; Amro International, S.A.; The Gross Foundation, Inc.; Leval Trading, Inc.; Nesher Ltd.; and Talbiya B. Investments Ltd., dated as of June 29, 2001 (incorporated herein by reference to Exhibit 10(ak) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.16(b) Form of Convertible Note dated June 29, 2001 (incorporated herein by reference to Exhibit 10(ak)(1) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.16(c) Exchange Rights Agreement by and among NCT Group, Inc. and Holders identified on Schedule A thereto, dated as of June 29, 2001 (incorporated herein by reference to Exhibit 10(ak)(2) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.17 Letter, dated November 9, 2001, to each of the Subscribers identified on Schedule A thereto (being the subscribers in Artera Group, Inc. convertible notes dated January 9, 2001, April 4, 2001, May 25, 2001, and June 29, 2001) amending terms of conversion of these convertible notes (incorporated herein by reference to Exhibit 10(ar) of the registrant's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on December 21, 2001).

10.18(a) Subscription Agreement, dated January 10, 2002, between Artera Group, Inc. and Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-18267)).

10.18(b) Security Agreement, dated January 10, 2002, between Artera Group, Inc. and Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-18267)).

10.18(c) Convertible Note in the principal amount of $550,000, dated January 10, 2002, issued by Artera Group, Inc. to Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(c) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-18267)).

10.19(a) Subscription Agreement, dated March 11, 2002, between NCT Group, Inc. and Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-18267)).

10.19(b) Convertible Note in the principal amount of $400,000, dated March 11, 2002, issued by NCT Group, Inc. to Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(h) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-18267)).

10.20(a) Subscription Agreement, dated April 22, 2003, between NCT Group, Inc. and Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(u) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 0-18267)).

10.20(b) Convertible Note in the principal amount of $235,000, dated April 22, 2003, issued by NCT Group, Inc. to Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(t) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 0-18267)).

10.21 Consulting Agreement, dated May 20, 2004, between NCT Group, Inc. and Kambrium AB (incorporated herein by reference to Exhibit 10(em) of the Registrant's Pre-Effective Amendment No. 11 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on June 10, 2004).

10.22 Consulting Agreement, dated July 1, 2004, between NCT Group, Inc. and Manatt Jones Global Strategies, LLC (incorporated herein by reference to Exhibit 10(fe) of the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004).

10.23(a) Subscription Agreement, dated July 23, 2004, between NCT Group, Inc. and Alpha Capital Aktiengesellschaft and Longview Fund LP
          (incorporated herein by reference to Exhibit 10(ey) of the registrant's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004).

10.23(b) Security Agreement, dated July 23, 2004, between NCT Group, Inc. and Alpha Capital Aktiengesellschaft and Longview Fund LP (incorporated herein by reference to Exhibit 10(ez) of the registrant's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004).

10.23(c) Secured Convertible Note in principal amount of $400,000, dated July 23, 2004, issued by NCT Group, Inc. to Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(fa) of the registrant's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28,
          2004).

10.23(d) Secured Convertible Note in principal amount of $500,000, dated July 23, 2004, issued by NCT Group, Inc. to Longview Fund LP (incorporated herein by reference to Exhibit 10(fb) of the registrant's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004).

10.23(e) Convertible Note in principal amount of $40,000, dated July 23, 2004, issued by NCT Group, Inc. to Libra Finance S.A (incorporated herein by reference to Exhibit 10(fc) of the registrant's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004).

10.23(e) Convertible Note in principal amount of $50,000, dated July 23, 2004, issued by NCT Group, Inc. to Bi-Coastal Consulting Corp. (incorporated by reference to Exhibit 10(fd) of the registrant's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004).

10.24 Consulting Agreement, dated July 30, 2004, between NCT Group, Inc. and LightSpeed Networks, Inc.(incorporated herein by reference to Exhibit 10(ff) of the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004).

10.25 Amended and Restated Private Equity Credit Agreement, dated as of September 30, 2004, by and between NCT Group, Inc. and Crammer Road LLC (incorporated herein by reference to Exhibit 10(fn) of the registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on October 7, 2004).

14 NCT Group, Inc. Code of Ethics for the CEO, CFO and Other Senior Financial Officers (incorporated herein by reference to Exhibit 14 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-18267)).

21        Subsidiaries of NCT Group, Inc.

23.1      Consent of Eisner LLP.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensation plan or arrangement.

                        NCT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENT INDEX


                                                                                         Page
                                                                                         ----
Report of Independent Registered Public Accounting Firm                                  F-1

Consolidated Balance Sheets as of December 31, 2003 and 2004                             F-2

Consolidated Statements of Operations and Consolidated Statements of
   Comprehensive Loss for the F-3 years ended December 31, 2002, 2003 and 2004

Consolidated Statements of Capital Deficit for the years
   ended December 31, 2002, 2003 and 2004                                                F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2002,
   2003 and 2004                                                                         F-5

Notes to the Consolidated Financial Statements                                           F-6

Report of Independent Registered Public Accounting Firm on Schedule II                   F-54

Schedule II - Valuation and Qualifying Accounts                                          F-55


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
NCT Group, Inc.


We have audited the accompanying consolidated balance sheets of NCT Group, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2004, and the related consolidated statements of operations, comprehensive loss, capital deficit and cash flows for each of the years ended December 31, 2002, 2003 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of NCT Group, Inc. and subsidiaries as of December 31, 2003 and 2004 and the consolidated results of their operations and their consolidated cash flows for each of the years ended December 31, 2002, 2003 and 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative cash flows from operating activities and it has recurring net losses, has a working capital deficiency, and is in default on certain convertible notes payable. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted a new method of accounting for its goodwill and during 2003 the Company adopted a new accounting standard for its equity instruments with characteristics of both liabilities and equity.


/s/ Eisner LLP
--------------------------
Eisner LLP


New York, New York
February 25, 2005

With respect to Note 27
--------------------------
March 31, 2005

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Notes 2, 10 and 11)


                                                                                        (In thousands of dollars, except share data)
                                                                                               December 31,            December 31,
                                                                                                  2003                    2004
                                                                                            -----------------      -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $            988       $          1,359
  Investment in available-for-sale marketable securities (Note 4)                                         49                     24
  Accounts receivable, net (Note 5)                                                                      255                    528
  Inventories, net  (Note 6)                                                                             509                    364
  Other current assets (includes $138 and $135, respectively, due from officers) (Note 8)                310                    248
                                                                                            -----------------      -----------------
      Total current assets                                                                             2,111                  2,523

Property and equipment, net (Note 7)                                                                     641                    470
Goodwill (Note 2)                                                                                      7,184                  1,252
Patent rights and other intangibles, net (Note 2)                                                      1,223                  1,089
Other assets  (Note 8)                                                                                 1,616                    120
                                                                                            -----------------      -----------------
                                                                                            $         12,775       $          5,454
                                                                                            =================      =================
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                          $          2,905       $          1,909
  Accrued expenses-related parties (Note 9)                                                            2,055                  8,745
  Accrues expenses-other (Note 9)                                                                     11,744                  9,862
  Notes payable (Note 10)                                                                              3,403                    603
  Related party convertible notes (due to a stockholder) (Notes 11 and 20)                            28,650                 40,565
  Current maturities of convertible notes (Note 11)                                                    3,438                  4,513
  Deferred revenue (Note 12)                                                                           2,763                    885
  Shares of subsidiary subject to exchange into a variable number of shares (Note 13)                    742                    709
  Other current liabilities (Note 14)                                                                  7,227                  6,990
                                                                                            -----------------      -----------------
      Total current liabilities                                                                       62,927                 74,781
                                                                                            -----------------      -----------------

Long-term liabilities:
  Deferred revenue (Note 12)                                                                             535                      -
  Convertible notes (includes zero and $5,000, respectively, related parties) (Note 11)                  675                  5,000
  Other liabilities (Note 14)                                                                          1,536                     63
                                                                                            -----------------      -----------------
      Total long-term liabilities                                                                      2,746                  5,063
                                                                                            -----------------      -----------------

Commitments and contingencies (Note 23)

Minority interest in consolidated subsidiaries                                                         8,313                  8,645
                                                                                            -----------------      -----------------

Capital deficit (Note 15):
Shares payable, 3,029,608 shares                                                                           -                      -
Preferred stock, $.10 par value, 10,000,000 shares authorized:
  Convertible  series H preferred stock, issued and outstanding, 1,725 and 1,752 shares, respectively (redemption amount $20,700,000 and $20,992,210, respectively)
   (liquidation amount $18,300,822 and $19,267,746, respectively)                                     18,301                 19,203
Common stock, $.01 par value, authorized 645,000,000 shares:
   issued and outstanding, 641,970,392 shares                                                          6,420                  6,420
Additional paid-in capital                                                                           205,102                245,746
Accumulated other comprehensive (loss) income                                                         (1,170)                    86
Accumulated deficit                                                                                 (289,864)              (354,490)
                                                                                            -----------------      -----------------
      Total capital deficit                                                                          (61,211)               (83,035)
                                                                                            -----------------      -----------------
                                                                                            $         12,775       $          5,454
                                                                                            =================      =================

The accompanying notes are an integral part of the consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Note 2)


                                                                                 (In thousands of dollars,except per share amounts)
                                                                                           For the Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                      2002              2003               2004
                                                                                ---------------    --------------     --------------
REVENUE:
Technology licensing fees and royalties                                         $        4,493     $       3,013      $       3,422
  Product sales, net                                                                     2,697             1,708              1,902
  Advertising                                                                              105                88                147
  Engineering and development services                                                      24                49                  4
                                                                                ---------------    --------------     --------------
      Total revenue                                                                      7,319             4,858              5,475
                                                                                ---------------    --------------     --------------

COSTS, EXPENSES AND OTHER INCOME:
  Cost of product sales                                                                  1,279               787              1,089
  Cost of advertising                                                                       15                14                 15
  Cost of engineering and development services                                               8                53                  3
  Selling, general and administrative (includes $4,226, $8,514 and $173
    related party consulting expenses, respectively) (Note 20)                          14,773            17,511              9,569
  Research and development                                                               4,711             3,684              4,104
  Provision for doubtful accounts                                                           77                 8                147
  Impairment of goodwill, net (Notes 2 and 10)                                             300                 -              5,932
  Impairment of other intangibles (Note 2)                                               2,116                 -                  -
  Write downs of investment and repurchased licenses, net (includes $9,199,
    zero and zero of related party expenses, respectively) (Notes 3 and 10)              9,199                 -                  -
  Costs of exiting activities (Note 18)                                                    145                 -                  -
  Other (income) expense, net (Note 17)                                                   (321)             (244)                 -
                                                                                ---------------    --------------     --------------
     Total operating costs, expenses and other income                                   32,302            21,813             20,859
Non-operating items:
  Other (income) expense, net (includes related party expenses of $3,863
    $2,103 and $6,752, respectively) (Notes 17 and 20)                                   7,411              (943)             6,575
  Interest expense (includes related party expenses of $6,284,
    $12,397 and $41,377, respectively)                                                   7,725            14,324             42,684
  Interest income                                                                          (14)              (36)               (17)
                                                                                ---------------    --------------     --------------
      Total costs and expenses                                                          47,424            35,158             70,101
                                                                                ---------------    --------------     --------------

NET LOSS                                                                        $      (40,105)    $     (30,300)     $     (64,626)

Less:  Preferred stock dividends (Note 15)                                               2,817             2,948              6,984
          Beneficial conversion features (Notes 11 and 15)                                  46                 -                104
                                                                                ---------------    --------------     --------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                        $      (42,968)    $     (33,248)     $     (71,714)
                                                                                ===============    ==============     ==============
Loss per share attributable to common stockholders:
  Basic and diluted                                                             $        (0.10)    $       (0.06)     $      (0.11)
                                                                                ===============    ==============     ==============

Weighted average common shares outstanding -
  Basic and diluted                                                                    446,423           563,543            645,000
                                                                                ===============    ==============     ==============

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Note 2)
                                                                                            (In thousands of dollars)
                                                                                        For the Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                      2002              2003               2004
                                                                                ---------------    --------------     --------------
NET LOSS                                                                        $      (40,105)    $     (30,300)     $     (64,626)
Other comprehensive income (loss):
  Currency translation adjustment                                                         (566)             (601)             1,218
  Adjustment of unrealized gain or loss / (unrealized loss) on
    available-for-sale marketable securities                                                 -               (53)                38
                                                                                ---------------    --------------     --------------
COMPREHENSIVE LOSS                                                              $      (40,671)    $     (30,954)     $     (63,370)
                                                                                ===============    ==============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT (Note 2)
(In thousands of dollars and shares)


                                                                          Convertible
                                                                        Preferred Stock
                                                                      --------------------
                                                                           Series H              Common Stock            Additional
                                                                      --------------------       ------------             Paid-in
                                                                       Shares      Amount      Shares    Amount           Capital
                                                                      --------    --------     -------   -------        -----------
Balance at December 31, 2001                                                -     $      -     428,831   $ 4,288        $  164,621
Sale of preferred stock, net                                                2       18,000           -         -             5,309
Dividend to preferred shareholders                                          -          377           -         -              (377)
Charges for the non-registration of the underlying shares of NCT
    to subsidiary preferred shareholders                                    -            -           -         -            (2,086)
Dividend and amortization of discounts on beneficial conversion
   price to subsidiary preferred shareholders                               -            -           -         -              (400)
Exchange of subsidiary common stock for common stock                        -            -       6,073        61               409
Conversion of convertible debt                                              -            -       5,611        56               348
Exchange of subsidiary convertible debt for common stock                    -            -       2,599        26               193
Shares issued for settlement obligations/prepayments                        -            -      46,438       465             3,260
Shares payable for settlement obligations                                   -            -           -         -                 -
Retirement of treasury stock                                                -            -      (6,078)      (61)           (2,902)
Warrants issued in conjunction with convertible debt
   and related rights                                                       -            -           -         -             4,492
Beneficial conversion feature on convertible debt                           -            -           -         -             3,422
Net loss                                                                    -            -           -         -                 -
Currency translation adjustment                                             -            -           -         -                 -
Compensatory stock options and warrants                                     -            -           -         -             4,747
Expenses related to prior sale of stock                                     -            -           -         -              (137)
                                                                      --------    --------     -------   -------        -----------
Balance at December 31, 2002                                                2     $ 18,377     483,474   $ 4,835        $  180,899
Conversion of preferred stock                                               -         (785)     23,058       231               554
Dividend to preferred shareholders                                          -          709           -         -              (709)
Charges for the non-registration of the underlying shares of NCT
    to subsidiary preferred shareholders                                    -            -           -         -            (1,896)
Dividend and amortization of discounts on beneficial conversion
   price to subsidiary preferred shareholders                               -            -           -         -              (343)
Reversal of redemption adjustment on subsidiary preferred                   -            -           -         -               125
Exchange of subsidiary convertible debt for common stock                    -            -      42,093       421             1,333
Shares issued for settlement obligations/prepayments                        -            -      93,345       933             5,488
Warrants issued in conjunction with convertible debt
   and related rights                                                       -            -           -         -             5,415
Beneficial conversion feature on convertible debt                           -            -           -         -             5,959
Net loss                                                                    -            -           -         -                 -
Currency translation adjustment                                             -            -           -         -                 -
Valuation of available-for-sale marketable securities                       -            -           -         -                 -
Compensatory stock options and warrants                                     -            -           -         -             8,429
Adjustment of monetary value on subsidiary shares upon
   adoption of SFAS 150                                                     -            -           -         -              (138)
Expenses related to prior sale of stock                                     -            -           -         -               (14)
                                                                      --------    --------     -------   -------        -----------
Balance at December 31, 2003                                                2     $ 18,301     641,970   $ 6,420        $  205,102
Sale of preferred stock, net                                                -           205          -         -                25
Beneficial conversion feature on preferred stock                            -         (104)          -         -               104
Dividend and amortization of beneficial conversion feature to
    preferred shareholders                                                  -          801           -         -              (801)
Charges for the non-registration of the underlying shares of NCT
    to subsidiary preferred shareholders                                    -            -           -         -            (2,023)
Charges for the non-conversion/exchange
    for common stock of NCT to NCT and
    subsidiary preferred shareholders                                       -            -           -         -            (3,931)
Dividend and amortization of discounts on beneficial conversion
   price to subsidiary preferred shareholders                               -            -           -         -              (333)
Warrants issued in conjunction with convertible debt
   and related rights                                                       -            -           -         -            22,149
Beneficial conversion feature on convertible debt                           -            -           -         -            25,083
Net loss                                                                    -            -           -         -                 -
Currency translation adjustment                                             -            -           -         -                 -
Compensatory stock options and warrants                                     -            -           -         -               170
Valuation of available-for-sale marketable securities                       -            -           -         -                 -
Other                                                                       -            -           -         -               201
                                                                      --------    --------     -------   -------        -----------
Balance at December 31, 2004                                                2     $ 19,203     641,970   $ 6,420        $  245,746
                                                                      ========    ========     =======   =======        ===========

The accompanying notes are an integral part of the consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                    Accumulated            Shares
                                                                                  Accumu-              Other               Payable
                                                                                   lated           Comprehensive          ---------
                                                                                  Deficit          Income/(Loss)           Amount
                                                                                -----------        -------------          ---------
Balance at December 31, 2001                                                    $ (219,459)          $       50           $      -
Sale of preferred stock, net                                                             -                    -                  -
Dividend to preferred shareholders                                                       -                    -                  -
Charges for the non-registration of the underlying shares of NCT
    to subsidiary preferred shareholders                                                 -                    -                  -
Dividend and amortization of discounts on beneficial conversion
   price to subsidiary preferred shareholders                                            -                    -                  -
Exchange of subsidiary common stock for common stock                                     -                    -                  -
Conversion of convertible debt                                                           -                    -                  -
Exchange of subsidiary convertible debt for common stock                                 -                    -                  -
Shares issued for settlement obligations/prepayments                                     -                    -                  -
Shares payable for settlement obligations                                                -                    -              2,296
Retirement of treasury stock                                                             -                    -                  -
Warrants issued in conjunction with convertible debt
   and related rights                                                                    -                    -                  -
Beneficial conversion feature on convertible debt                                        -                    -                  -
Net loss                                                                           (40,105)                   -                  -
Currency translation adjustment                                                          -                 (566)                 -
Compensatory stock options and warrants                                                  -                    -                  -
Expenses related to prior sale of stock                                                  -                    -                  -
                                                                                -----------        -------------          ----------
Balance at December 31, 2002                                                    $ (259,564)          $     (516)          $  2,296
Conversion of preferred stock                                                            -                    -                  -
Dividend to preferred shareholders                                                       -                    -                  -
Charges for the non-registration of the underlying shares of NCT
    to subsidiary preferred shareholders                                                 -                    -                  -
Dividend and amortization of discounts on beneficial conversion
   price to subsidiary preferred shareholders                                            -                    -                  -
Reversal of redemption adjustment on subsidiary preferred                                -                    -                  -
Exchange of subsidiary convertible debt for common stock                                 -                    -                  -
Shares issued for settlement obligations/prepayments                                     -                    -             (2,296)
Warrants issued in conjunction with convertible debt
   and related rights                                                                    -                    -                  -
Beneficial conversion feature on convertible debt                                        -                    -                  -
Net loss                                                                           (30,300)                   -                  -
Currency translation adjustment                                                          -                 (601)                 -
Valuation of available-for-sale marketable securities                                    -                  (53)                 -
Compensatory stock options and warrants                                                  -                    -                  -
Adjustment of monetary value on subsidiary shares upon
   adoption of SFAS 150                                                                  -                    -                  -
Expenses related to prior sale of stock                                                  -                    -                  -
                                                                                -----------        -------------          ----------
Balance at December 31, 2003                                                    $ (289,864)          $   (1,170)          $      -
Sale of preferred stock, net                                                             -                    -                  -
Beneficial conversion feature on preferred stock                                         -                    -                  -
Dividend and amortization of beneficial conversion feature to
    preferred shareholders                                                               -                    -                  -
Charges for the non-registration of the underlying shares of NCT
    to subsidiary preferred shareholders                                                 -                    -                  -
Charges for the non-conversion/exchange
    for common stock of NCT to NCT and
    subsidiary preferred shareholders                                                    -                    -                  -
Dividend and amortization of discounts on beneficial conversion
   price to subsidiary preferred shareholders                                            -                    -                  -
Warrants issued in conjunction with convertible debt
   and related rights                                                                    -                    -                  -
Beneficial conversion feature on convertible debt                                        -                    -                  -
Net loss                                                                           (64,626)                   -                  -
Currency translation adjustment                                                          -                1,218                  -
Compensatory stock options and warrants                                                  -                    -                  -
Valuation of available-for-sale marketable securities                                    -                   38                  -
Other                                                                                    -                    -                  -
                                                                                -----------        -------------          ----------
Balance at December 31, 2004                                                    $ (354,490)          $       86           $      -
                                                                                ===========        =============          ==========

The accompanying notes are an integral part of the consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------


                                                                                     Treasury Stock
                                                                                    -----------------
                                                                                    Shares    Amount               Total
                                                                                    ------   --------           -------------
Balance at December 31, 2001                                                         6,078   $ (2,963)             (53,463)
Sale of preferred stock, net                                                             -          -               23,309
Dividend to preferred shareholders                                                       -          -                    -
Charges for the non-registration of the underlying shares of NCT
    to subsidiary preferred shareholders                                                 -          -               (2,086)
Dividend and amortization of discounts on beneficial conversion
   price to subsidiary preferred shareholders                                            -          -                 (400)
Exchange of subsidiary common stock for common stock                                     -          -                  470
Conversion of convertible debt                                                           -          -                  404
Exchange of subsidiary convertible debt for common stock                                 -          -                  219
Shares issued for settlement obligations/prepayments                                     -          -                3,725
Shares payable for settlement obligations                                                -          -                2,296
Retirement of treasury stock                                                        (6,078)     2,963                    -
Warrants issued in conjunction with convertible debt
   and related rights                                                                    -          -                4,492
Beneficial conversion feature on convertible debt                                        -          -                3,422
Net loss                                                                                 -          -              (40,105)
Currency translation adjustment                                                          -          -                 (566)
Compensatory stock options and warrants                                                  -          -                4,747
Expenses related to prior sale of stock                                                  -          -                 (137)
                                                                                    ------   --------           -------------
Balance at December 31, 2002                                                             -   $      -          $   (53,673)
Conversion of preferred stock                                                            -          -                    -
Dividend to preferred shareholders                                                       -          -                    -
Charges for the non-registration of the underlying shares of NCT
    to subsidiary preferred shareholders                                                 -          -               (1,896)
Dividend and amortization of discounts on beneficial conversion
   price to subsidiary preferred shareholders                                            -          -                 (343)
Reversal of redemption adjustment on subsidiary preferred                                -          -                  125
Exchange of subsidiary convertible debt for common stock                                 -          -                1,754
Shares issued for settlement obligations/prepayments                                     -          -                4,125
Warrants issued in conjunction with convertible debt
   and related rights                                                                    -          -                5,415
Beneficial conversion feature on convertible debt                                        -          -                5,959
Net loss                                                                                 -          -              (30,300)
Currency translation adjustment                                                          -          -                 (601)
Valuation of available-for-sale marketable securities                                    -          -                  (53)
Compensatory stock options and warrants                                                  -          -                8,429
Adjustment of monetary value on subsidiary shares upon
   adoption of SFAS 150                                                                  -          -                 (138)
Expenses related to prior sale of stock                                                  -          -                  (14)
                                                                                    ------   --------           -------------
Balance at December 31, 2003                                                             -   $      -          $   (61,211)
Sale of preferred stock, net                                                             -          -                  230
Beneficial conversion feature on preferred stock                                         -          -                    -
Dividend and amortization of beneficial conversion feature to
    preferred shareholders                                                               -          -                    -
Charges for the non-registration of the underlying shares of NCT
    to subsidiary preferred shareholders                                                 -          -               (2,023)
Charges for the non-conversion/exchange
    for common stock of NCT to NCT and
    subsidiary preferred shareholders                                                    -          -               (3,931)
Dividend and amortization of discounts on beneficial conversion
   price to subsidiary preferred shareholders                                            -          -                 (333)
Warrants issued in conjunction with convertible debt
   and related rights                                                                    -          -               22,149
Beneficial conversion feature on convertible debt                                        -          -               25,083
Net loss                                                                                 -          -              (64,626)
Currency translation adjustment                                                          -          -                1,218
Compensatory stock options and warrants                                                  -          -                  170
Valuation of available-for-sale marketable securities                                    -          -                   38
Other                                                                                    -          -                  201
                                                                                    ------   --------           -------------
Balance at December 31, 2004                                                             -   $      -          $   (83,035)
                                                                                    ======   ========           =============

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.
------------------------------------------------------------------------------------------------------------------------------------

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 2 and 19)


                                                                                                 (In thousands of dollars)
                                                                                              For the Years Ended December 31,
                                                                                        --------------------------------------------
                                                                                            2002            2003            2004
                                                                                        -------------   -------------   ------------
Cash flows from operating activities:
 Net loss                                                                               $  (40,105)     $  (30,300)     $  (64,626)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                             1,305             724             383
   Common stock, warrants and options issued as consideration for:
    Compensation and Operating expenses (includes $4,081, $8,349
    and zero, respectively, related party consulting)                                        4,961           8,429             216
   Provision for inventory                                                                      76            (122)             59
   Provision for doubtful accounts and uncollectible amounts                                   239              21             118
   Loss(gain) on disposition of fixed assets                                                     5              33              (1)
   (Gain) loss on settlement of lawsuit                                                          -          (4,888)          3,625
   Gain on dissolution of Artera International                                                   -               -          (4,567)
   Finance costs associated with non-registration of common shares                           5,529           2,207             752
   Preferred stock dividends as interest                                                         -              11              21
   Default penalty on notes (related party)                                                    441           2,104           6,712
   Amortization of discounts on notes (includes $2,700 , $5,715 and $18,420
     respectively, with related parties)                                                     2,888           6,348          18,471
   Amortization of beneficial conversion feature on convertible notes (includes
     $2,156, $4,740 and $19,405, respectively, with related parties) (Note 11)               2,305           4,900          19,536
   Write downs of investment and repurchased licenses, net (includes $9,199,
     zero and zero of related party expenses, respectively) (Notes 10 and 17)                9,199               -               -
   Impairment of goodwill, net (Note 2)                                                        300               -           5,932
   Impairment of other intangibles (Note 2)                                                  2,116               -               -
   Issuance of convertible note of subsidiary for placement fees                                 -              40               -
   Costs of exiting activities (Note 18)                                                       145               -               -
   Realized loss on available-for-sale securities (Note 4)                                     765               -              77
   Realized loss on fair value of warrant (Note 4)                                             151               1               -
   Settlement of debt                                                                            -            (231)              -
   Minority interest loss                                                                     (458)              -               -
   Changes in operating assets and liabilities, net of acquisitions:
      Decrease (increase) in accounts receivable                                               132             (31)           (286)
      Decrease in inventories                                                                  331             235              85
      Decrease in other assets                                                                 971             210              66
      Increase in accounts payable and accrued expenses                                      3,164           2,131           5,989
      Decrease in other liabilities and deferred revenue                                    (4,140)         (2,154)         (2,123)
                                                                                        -------------   -------------   ------------
   Net cash used in operating activities                                                $   (9,680)     $  (10,332)     $   (9,561)
                                                                                        -------------   -------------   ------------
Cash flows from investing activities:
   Capital expenditures                                                                 $       (3)     $     (150)     $     (79)
   Proceeds from sale of equipment                                                              11               -               -
                                                                                        -------------   -------------   ------------
     Net cash provided by (used in) investing activities                                $        8      $     (150)     $      (79)
                                                                                        -------------   -------------   ------------
Cash flows from financing activities:
   Proceeds from:
     Issuance of related party convertible notes, net (Notes 11 and 20)                 $    9,590      $   10,440      $    9,110
     Issuance of convertible notes and notes payable, net (Notes 10 and 11)                  1,019             590             873
     Sale of subsidiary preferred stock, net                                                   110               -               -
     Repayment of notes                                                                       (497)           (322)           (107)
                                                                                        -------------   -------------   ------------
     Net cash provided by financing activities                                          $   10,222      $   10,708      $    9,876
                                                                                        -------------   -------------   ------------
Effect of exchange rate changes on cash                                                 $     (311)     $      (44)     $      135
                                                                                        -------------   -------------   ------------
Net increase in cash and cash equivalents                                                      239             182             371
Cash and cash equivalents - beginning of period                                                567             806             988
                                                                                        -------------   -------------   ------------
Cash and cash equivalents - end of period                                               $      806      $      988      $    1,359
                                                                                        =============   =============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1.   Background:

     Throughout this document, "NCT" (which may be referred to as "we," "our" or "us") means NCT Group, Inc. or NCT Group, Inc. and subsidiaries, as the context requires. NCT designs products and develops and licenses technologies based upon its portfolio of patents and related rights and extensive know-how and non-patented technologies. We operate in three segments: communications, media and technology. Our major focus is the development of our communications businesses, particularly our Artera Turbo Internet acceleration services and our Pro Tech communications headset products and systems. Our communications segment also develops and markets our ClearSpeech noise and echo cancellation algorithms and related microphones and speakers. Our media segment develops and distributes Sight & Sound, a micro broadcasting system that delivers place-based broadcast and billboard advertising. Our technology segment provides Java-language based microprocessor cores.

     We have has experienced substantial net losses since our inception, which cumulatively amounted to $354.5 million through December 31, 2004. Cash and cash equivalents amounted to $1.4 million at December 31, 2004. A working capital deficit of $72.3 million existed at December 31, 2004. We were in default of $0.5 million of our notes payable and $5.1 million of our convertible notes at December 31, 2004. Our management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenue derived from technology licensing fees and royalties and product sales. We have insufficient authorized common shares to meet obligations under which we are required to issue such shares, as well as any shares we may be required to issue in connection with convertible notes, warrants and options if they are exercised in the future. Our ability to continue as a going concern is substantially dependent upon our revenue sources and future levels of funding, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and equity financings (see Note 27). However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers.

     In the event that funding from internal sources is insufficient, we would have to substantially cut back our level of spending which would result in substantially curtailed operations. These reductions would have an adverse effect on our relations with our existing and prospective customers and suppliers. Uncertainty exists about the adequacy of current funds to support our activities or to pay awards or judgments against us until positive cash flow from operations can be achieved, and uncertainty exists about the availability of external financing sources to fund any cash deficiencies (see Note 15).

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraph raise substantial doubt at December 31, 2004 about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

2.   Summary of Significant Accounting Policies:

Basis of Presentation:

     The consolidated financial statements include the accounts of NCT and its majority-owned subsidiaries after elimination of all significant intercompany transactions and accounts. We include losses from our majority-owned subsidiaries in our consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of such minority shareholders' interests. Losses in excess of that amount are borne by NCT. Such amounts from Pro Tech Communications, Inc. ("Pro Tech"), our

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

86% owned subsidiary, borne by NCT for the years ended December 31, 2002, 2003 and 2004 amounted to $2.0 million, $0.2 million and $0.2 million, respectively. Future earnings of our majority-owned subsidiaries which would otherwise be attributable to minority shareholders' interests will be allocated to minority shareholders only after future earnings are sufficient to recover the cumulative losses absorbed by NCT in excess of NCT's allocable percentage ($2.4 million at December 31, 2004). Investments in less than majority-owned affiliates over which we exercise significant influence are accounted for under the equity method. All other investments in affiliates are carried at cost.

Estimates:

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectibility of accounts receivable, the use and realizability of inventories, useful lives for depreciation, amortization periods of tangible and intangible assets and the assumptions underlying projections of cash flows regarding testing for impairment of long-lived assets. The markets for our products and services are characterized by intense competition, rapid technological development and evolving standards, all of which could impact the future realizability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

Reclassifications:

     Some amounts in prior years' financial statements have been reclassified to conform to the current year's presentation.

Income Taxes:

     Deferred income taxes are provided for the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

Cash and cash equivalents:

     Cash and cash equivalents include all highly liquid investments with original maturities of three months or less at date of acquisition.

Revenue Recognition:

     Revenue is recognized when earned. Revenue from product sales is recognized when the product is shipped and title has passed. Revenue from advertising sales is recognized when the advertisements are aired or displayed. Artera recognizes revenue ratably over the period service is provided known as the subscription period. Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements. Revenue from engineering and development services is generally recognized and billed as the services are performed. However, for some engineering and development services contracts, revenue is recognized using the percentage of completion method after 10% of the total estimated costs have been incurred. Under the percentage of completion method, revenue and gross profit are recognized as work is performed based on the relationship of actual costs incurred to total estimated costs at completion. Estimated losses are recorded when identified. No revenue was recognized under the percentage of completion method for the years ended December 31, 2002, 2003 and 2004.

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

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

We also maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances might be required.

Marketable Securities:

     Marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are recorded at fair value, with the change in market value during the period included in the statement of operations.

     Marketable debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at market value (except if another value was contractually provided) with the change in market value during the period excluded from the statements of operations unless it is occasioned by an other-than-temporary decline in value and recorded net of income taxes as a separate component of capital deficit. We review declines in value of ours portfolio when general market conditions change or specific information pertaining to an industry or individual company becomes available. The factors we consider in assessing whether a decline is other than temporary include: our evaluation of the length of the time and the extent to which the market value of the industry has been depressed or the market value of the security has been less than cost; evaluation of financial condition and near-term prospects of the business, including cash sufficiency and new product developments; assessment of observable marketplace-determined values and trends; and our intent and ability to retain our investment in the business for a sufficient period of time to allow for any anticipated recovery in market value. At December 31, 2003 and 2004, all of our marketable securities have been deemed available-for-sale securities.

Derivative Instruments:

     Derivatives are reported at their fair values at each reporting date with any gains or losses reported in our statements of operations. We adopted Statement of Financial Accounting Standards (`SFAS") No. 138, "Accounting for Certain Derivative Instruments - an Amendment of SFAS No. 133," effective January 1, 2001. For the years ended December 31, 2002, 2003 and 2004, fair value charges of $0.2 million, less than $0.1 million and less than $0.1 million, respectively, are included in other (income) expense, net. As of December 31, 2004, we do not own any derivative instruments.

Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for Pro Tech and is determined using the average cost method for all other inventories. We assess the realizability of inventories by periodically conducting a physical inventory and reviewing the movement of inventory to determine the value of items that are slow moving and obsolete. The potential for near-term product engineering changes and/or technological obsolescence and current realizability are considered in determining the adequacy of inventory reserves. At December 31, 2003 and 2004, our inventory reserves were $0.3 million and $0.3 million, respectively.

Property and Equipment:

     Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives or the related lease term.

Deferred Charges:

     Deferred charges, included on the consolidated balance sheets in other assets, primarily represent costs related to the installation of digital broadcast station systems at customer locations. Such installation costs consist of labor costs attributable to contractor installation and outside management fees. We amortize such deferred charges over the lesser of the estimated useful life or the life of the site agreement. In the event a site is removed, the

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

unamortized deferred charges relating to that site are then expensed in full. In each of the years ended December 31, 2002, 2003 and 2004, we amortized approximately $0.1 million of deferred charges and wrote off unamortized charges relating to removals of approximately $0.1 million, less than $0.1 million and less than $0.1 million, respectively. At December 31, 2003 and 2004, deferred charges were $0.2 million and $0.1 million, respectively.

Software Costs:

     Our policy is to capitalize costs in connection with the internal development or purchase of computer software products to be sold, leased or otherwise marketed after technological feasibility has been established. When software costs are capitalized, they are included in property and equipment and amortized over the products' estimated useful life. During the years ended December 31, 2003 and 2004, no software costs were capitalized.

Goodwill and Intangible Assets with Indefinite Useful Lives:

     The excess of the consideration paid over the fair value of net assets (including identifiable intangibles) acquired in business combinations is recorded as goodwill. Goodwill is also recorded by us upon the acquisition of some or all of the stock held by minority shareholders of a subsidiary, except where such accounting is, in substance, the purchase of licenses previously sold to such minority shareholders or their affiliates.

     We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, we ceased amortizing goodwill and intangible assets with indefinite useful lives and began testing them for impairment at least annually and whenever there is an impairment indicator. All acquired goodwill and intangible assets with indefinite useful lives were assigned to reporting units (an operating segment or a component of an operating segment that constitutes a business for which discrete financial information is available) for purposes of impairment testing and segment reporting. Our reporting units with goodwill consist of NCT Hearing and Midcore Software, Inc./Artera Group, Inc., both of which are within the communications operating segments, and Advancel Logic Corporation within the technology operating segment. We have no intangible assets with indefinite useful lives. The carrying value of our goodwill by operating segment follows:


                                           (In thousands of dollars)
                       Communications        Media        Technology
                          Segment           Segment         Segment         Total
                       ---------------   -------------   -------------  --------------
Balance as of
  January 1, 2004      $     6,845       $          -    $       339    $      7,184
Goodwill acquired                -                  -              -               -
Impairment losses           (5,932)                 -              -          (5,932)
                       ---------------   -------------   -------------  --------------
Balance as of
  December 31, 2004    $       913       $          -    $       339    $      1,252
                       ===============   =============   =============  ==============

     We evaluate the carrying value and period of amortization of our goodwill at each balance sheet date. The factors used in the evaluation included: current operating results, projected future operating results, and any other material factors that affect the continuity of the business. Goodwill impairment is evaluated at the reporting unit level, comparing the carrying value of the reporting unit with its estimated fair value. If the fair value exceeds its carrying value, no impairment is recognized. If the carrying value of the reporting unit exceeds its fair value, then the carrying value of the goodwill is compared to the implied fair value of the goodwill. If the implied fair value of the goodwill exceeds its carrying value, no impairment is recognized. If the carrying value of the goodwill exceeds its implied fair value then impairment is recognized to the extent of the excess. We recognized no impairment upon adoption of SFAS No. 142 with respect to our goodwill. We recognized an impairment charge from goodwill of $0.3 million during the year ended December 31, 2002 in connection with the step acquisition of shares of NCT Audio (see
Note 15).

     In our annual assessment of the goodwill of and the value of the Midcore/Artera reporting unit (included in the communications segment), we considered the results of operations in relation to previous estimates of activity, as well as estimates of anticipated operations. Based on our inability to develop the anticipated lines of businesses and to realize results as budgeted, in part because of charges at our enterprise systems business co-developer during the last quarter of 2004, we have determined, for the purposes of our current assessment of goodwill, not to anticipate the development of additional

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     lines of business. Although we are currently in negotiations with other parties for further development and utilization of our system, we cannot be reasonably assured such negotiations will be successful. As a result, our assessment of the value of the reporting unit, based on existing operations, is not sufficient to carry the goodwill without impairment. Based on our assessment, as of December 31, 2004, we concluded that the goodwill of the Midcore/Artera reporting unit is fully impaired and we recorded an impairment of $5.9 million.

Patent Rights and Other Intangible Assets with Finite Useful Lives:

     Under the guidelines in SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We test our intangible assets with finite useful lives for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the intangible asset. We do so by projecting the future estimated revenue and costs and comparing the resultant undiscounted cash flows to the carrying amount of the intangible asset. If the carrying amount exceeds the undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the discounted cash flows, and if there is excess, such amount is recorded as an impairment.

     We also evaluate the useful lives each reporting period. The factors we use in evaluating the period of amortization include: current operating results, anticipated future operating results and any other material factors that affect the continuity of the business. Based on our evaluation as of December 31, 2002, we determined an impairment was present with respect to the license granted to Pro Tech. The resulting impairment charge to Pro Tech, on its accounting records, was $11.5 million. Upon consolidation of Pro Tech's results of operations in our financial statements, we recorded an impairment in the carrying value of other intangible assets with finite lives of $2.1 million representing the minority shareholders' portion of this impairment in our consolidated statement of operations for the year ended December 31, 2002. Based on our evaluation as of December 31, 2003 and December 31 2004, we determined no impairment existed.

     Patent rights and other intangible assets, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining estimated useful lives, ranging from one to seventeen years. Amortization expense was $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2002, 2003 and 2004, respectively. Accumulated amortization of patent rights and other intangible assets was $4.3 million and $4.4 million at December 31, 2003 and 2004, respectively. The other intangibles subject to amortization are categorized below with an estimate of the amortization expense for the next five years.

                                            (In thousands of dollars)
                                               December 31, 2004
                                    --------------------------------------------
                                    Gross Carrying   Accumulated      Carrying
                                        Amount       Amortization      Value
                                    --------------   -------------   -----------

Amortized intangible assets
 Patents                            $       4,147    $     (3,934)   $      213
 Licensed technology                        1,330            (454)          876
                                    --------------   -------------   -----------
Total                               $       5,477    $     (4,388)   $    1,089
                                    ==============   =============   ===========


Estimated amortization expense for the years ending:
------------------------------------------------------
December 31, 2005                                         $ 140
December 31, 2006                                         $ 140
December 31, 2007                                         $ 140
December 31, 2008                                         $ 140
December 31, 2009                                         $ 140

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Other Assets:

     Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell the assets. There were no such impairments for the years ended December 31, 2002, 2003 and 2004.

Advertising:

     Advertising expenses include commissions paid to advertising representatives and agencies and are expensed as incurred. Advertising expenses for the years ended December 31, 2002, 2003 and 2004 were $0.1 million, $0.1 million and $0.1 million, respectively, and are included in selling, general and administrative expenses.

Comprehensive Loss:

     We report comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income." The provisions of SFAS No. 130 require us to report the changes in capital deficit from all sources during the period other than those resulting from investments by and distributions to stockholders. Accordingly, the consolidated statements of comprehensive loss are presented, while the caption "accumulated other comprehensive income (loss)" is included on the consolidated balance sheets as a component of capital deficit. Due to availability of net operating losses and the deferred tax benefit resulting therefrom being fully reserved, there is no tax effect associated with any component of other comprehensive loss. Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in capital deficit that are excluded from net income, including unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments.

Foreign Currency Translation:

     Local currencies are generally considered the functional currency for our foreign subsidiaries. We translate our foreign assets and liabilities at the exchange rates in effect at each balance sheet date. Revenue and expenses are translated using average rates for the year. The resulting foreign currency translation adjustments are included in accumulated other comprehensive income
(loss) as a component of capital deficit. The foreign currency transaction gains and losses are included in the consolidated statements of operations and were not material for the years ended December 31, 2002, 2003 and 2004. The foreign currency translation adjustment of $0.6 million and $1.2 million for the years ended December 31, 2003 and 2004, respectively, is attributable to our United Kingdom operations.

Loss per Common Share:

     We report loss per common share in accordance with SFAS No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock, aggregating approximately 7.5 billion shares, have not been included as the effect would be antidilutive (see Notes 13, 15 and 16). A number of our commitments require us to reserve and/or register for resale a number of shares of our common stock in excess of the number of shares actually issuable (see Note 15). We have received requests for shares (162.8 million) that we have not been able to satisfy. As such, we have included 3,029,608 shares (the remaining number authorized) in our weighted average common shares outstanding on the accompanying consolidated statement of operations for the year ended December 31, 2004 and in shares payable on our consolidated balance sheets at December 31, 2003 and 2004.

     When preferred stock is convertible into common stock at an effective conversion rate that represents a discount from the common stock market price at the time of issuance, the discounted amount is an assured incremental yield, the "preferred stock dividend requirement," to the preferred stockholders and is accounted for as an embedded dividend to preferred stockholders. In addition, when warrants are issued in conjunction with such convertible securities, the fair value of warrants is determined by applying the Black-Scholes option pricing model.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

In accordance with Emerging Issues Task Force ("EITF") Issue No. 96-13, as codified in EITF 00-19, these warrants are considered permanent equity instruments since they may only be actually settled with the issuance of our common stock. The proceeds received from the transaction are allocated in accordance with EITF 98-05 and EITF 00-27. The allocated fair value is deemed to be a "preferred stock beneficial conversion feature" and is accounted for as a component of additional paid-in capital. We have reflected such beneficial conversion feature and preferred stock dividend requirement as a preferred stock dividend and as an adjustment to the net loss attributable to common stockholders.

Concentrations of Credit Risk:

     Financial instruments, which potentially subject us to concentration of credit risk, consist of cash and cash equivalents and trade receivables. We maintain cash and cash equivalents in accounts with various financial institutions in amounts which, at times, may be in excess of the FDIC insurance limit. We have not experienced any losses on such accounts and do not believe we are exposed to any significant risk with respect to cash and cash equivalents.

     We sell our products and services to distributors and end users in various industries worldwide. We regularly assess the realizability of accounts receivable and also take into consideration the value of past due accounts receivable and the collectibility of such receivables based on credit worthiness and historic collections from past due accounts. We do not require collateral or other security to support customer receivables. Our preference is to collect our receivables in cash. However, from time to time, receivables may be settled by securities transferred to us by the customer in lieu of cash payment.

Significant Customers:

     In each of the years ended December 31, 2002, 2003 and 2004, revenue derived from certain customers comprised more than 10% of our consolidated revenue ("significant customers"). One customer, New Transducers Ltd. ("NXT"), was a significant customer in the years ended December 31, 2002, 2003 and 2004 and accounted for $2.1 million in each year. In 2002, we had another significant customer that accounted for $1.9 million of our consolidated revenue for that year.

Fair Value of Financial Instruments:

     Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, notes payable and other liabilities. At December 31, 2003 and 2004, the fair value of these instruments approximated their carrying value (carried at cost) because of the short maturity of the instruments. Fair values of other investments classified as available-for-sale were estimated based on market prices. The fair value of notes payable approximates the carrying value based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. The fair value of convertible notes payable to Carole Salkind is not objectively determinable due to the related party nature of these instruments. The face value of convertible notes held by Carole Salkind at December 31, 2003 and 2004 was $33.8 million and $58.1 million, respectively. At December 31, 2003 and 2004, these outstanding notes were convertible into 857.5 million and 2,823.5 million shares, respectively, of NCT common stock with a fair value of $34.3 million and $55.1 million, respectively.

Stock-Based Compensation:

     We have adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and continue to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the date of grant using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss attributable to common stockholders, as options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation costs been determined as prescribed by SFAS

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

No. 123, our net loss attributable to common stockholders and net loss per share would have been the pro forma amounts indicated below:

                                                              (In thousands of dollars, except per share amounts)
                                                                       For the Years Ended December 31,
                                                            ---------------------------------------------------------
                                                                  2002                2003                 2004
                                                            -----------------   -----------------   -----------------
Net loss attributable to common stockholders                 $       (42,968)   $        (33,248)   $        (71,714)
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                   (1,696)             (1,077)             (1,285)
                                                            -----------------   -----------------   -----------------
Pro forma net loss attributable to common stockholders      $        (44,664)   $        (34,325)   $        (72,999)
                                                            =================   =================   =================
Net loss per common share (basic and diluted):
   As reported                                              $          (0.10)   $          (0.06)   $          (0.11)
                                                            =================   =================   =================
   Pro forma                                                $          (0.10)   $          (0.06)   $          (0.11)
                                                            =================   =================   =================

     The weighted-average fair values at date of grant for options granted during the years ended December 31, 2002, 2003 and 2004 were $0.06, $0.04 and $0.03, respectively, and were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           Years ended December 31,
                             --------------------------------------------------
                                  2002             2003               2004
                                  ----             ----               ----
Expected life in years              3.5              3.5                3.5
Interest rate                2.50%-3.61%            2.25%         1.94% - 3.16%
Volatility                          100%             100%             100%
Dividend yield                        0%               0%               0%

Recent Accounting Pronouncements:

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling cost and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the impact of this standard on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of Accounting Principles Board Opinion No. 29." that amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges for fiscal periods beginning after June 15, 2005. We believe the adoption of SFAS 153 will not have an impact on our results of operations.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

     SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

for Stock Issued to Employees," that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. We have not yet determined the impact of applying the various provisions of SFAS No. 123R.

3.   Acquisitions:

     We acquired a 25% interest (4,000 shares) in DMC New York, Inc. ("DMC NY") on April 12, 2001 for $4.0 million. The consideration consisted of a $1.0 million convertible note issued to Crammer Road LLC, $1.0 million cash and $2.0 million of our common stock (13.3 million shares). In June 2002, we acquired the remaining 12,000 shares (75%) of the outstanding capital stock of DMC NY in exchange for 1,800 shares of our series H preferred stock and $0.1 million net proceeds from Crammer Road (see Note 16). DMC NY was the owner of 16 licenses previously purchased from our subsidiary, Distributed Media Corporation ("DMC") in 1999. The purchase of the remaining 75% of DMC NY was valued at the estimated fair value of the NCT common stock underlying our series H preferred stock of $23.2 million ($18 million stated value and approximately $5.2 million representing the additional fair value resulting from the conversion rate of 75% of the fair market value, as defined, of NCT common stock into which the series H preferred stock is convertible). Because DMC NY had not commenced operations, we recorded an aggregate charge of $9.2 million for this acquisition for the year ended December 31, 2002 classified on our consolidated statement of operations as write downs of investment and repurchased licenses, net. DMC NY has not recorded any revenue and apart from its New York metropolitan area license rights, has no other assets or operations. The aggregate cost for our acquisition of these 16,000 shares was $27.2 million. The purchase price was arrived at in various negotiations between NCT and Crammer Road. We did not obtain an independent valuation. There were no operations conducted for the years ended December 31, 2003 and 2004.

     Our acquisition of DMC NY is summarized as follows:


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

4.   Marketable Securities:

     Investment in marketable securities comprises available-for-sale securities at fair market value. The following table sets forth the market value, carrying value, and realized and unrealized gain (loss) of our available-for-sale securities:

                              (In thousands of dollars)
               Cost                       Market                    Market
               Basis      Unrealized      Value      Unrealized     Value
             01/01/03    Gain (Loss)     12/31/03    Gain (Loss)   12/31/04
             ----------  ------------  ------------  ------------  ----------

ITC          $      94   $       (56)  $        38   $       (28)  $      10
Teltran              8             3            11             3          14
             ----------  ------------  ------------  ------------  ----------
Totals       $     102   $       (53)  $        49   $       (25)  $      24
             ==========  ============  ============  ============  ==========

     We review declines in the value of our investment portfolio when general market conditions change or specific information pertaining to an industry or an individual company becomes available. For the year ended December 31, 2002, we recorded impairment charges of approximately $0.8 million representing other-than-temporary declines in the value of marketable securities. At December 31, 2004, a net unrealized loss of $0.1 million was included on the consolidated balance sheet as part of accumulated other comprehensive income (loss).

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

5.   Accounts Receivable:

                                                    (In thousands of dollars)
                                                          December 31,
                                                  ------------------------------
                                                      2003             2004
                                                  -------------    -------------
Technology license fees and royalties             $       278      $       472
Joint ventures and affiliates                              34               34
Other receivables                                         284              375
                                                  -------------    -------------
                                                  $       596      $       881
Allowance for doubtful accounts                          (341)            (353)
                                                  -------------    -------------
   Accounts receivable, net                       $       255      $       528
                                                  =============    =============

6.   Inventories:

                                                    (In thousands of dollars)
                                                          December 31,
                                                  ------------------------------
                                                      2003             2004
                                                  -------------    -------------
Finished goods                                    $       588      $       491
Components                                                203              215
                                                  -------------    -------------
                                                  $       791      $       706
Reserve for obsolete and slow moving inventory           (282)            (342)
                                                  -------------    -------------
   Inventories, net                               $       509      $       364
                                                  =============    =============

     At December 31, 2003 and 2004, net inventories determined by the FIFO method were $494,000 and $344,000, respectively, and net inventories determined by the average cost method were $15,000 and $20,000, respectively. The reserve is primarily for finished goods at December 31, 2003 and 2004.

7.   Property and Equipment:

                                                    (In thousands of dollars)
                                                          December 31,
                                                  ------------------------------
                                                      2003             2004
                                                  -------------    -------------
Machinery and equipment                           $     1,210      $     1,284
Furniture and fixtures                                    622              585
Tooling                                                   632              494
Leasehold improvements                                    392              394
Other                                                     429              433
                                                  -------------    -------------
                                                  $     3,285      $     3,190
Accumulated depreciation                               (2,644)          (2,720)
                                                  -------------    -------------
   Property and equipment, net                    $       641      $       470
                                                  =============    =============

     Depreciation expense for the years ended December 31, 2002, 2003 and 2004 was $0.9 million, $0.4 million and $0.1 million, respectively.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

8.   Other Assets:

                                                    (In thousands of dollars)
                                                          December 31,
                                                  ------------------------------
                                                      2003             2004
                                                  -------------    -------------
Notes receivable                                  $     1,000      $     1,000
Due from officers (Note 20)                               138              127
Other                                                     172              223
                                                  -------------    -------------
                                                  $     1,310      $     1,350
Reserve for uncollectible amounts (a)                  (1,000)          (1,102)
                                                  -------------    -------------
   Other current assets                           $       310      $       248
                                                  =============    =============


Marketable ITC securities (b)                     $     1,320      $         -
Advances and deposits                                      73               70
Deferred charges                                          223               50
                                                  -------------    -------------
   Other assets (classified as long term)         $     1,616      $       120
                                                  =============    =============

Footnotes:
---------
(a) On January 9, 2001, Artera Group, Inc. accepted an aggregate of $1.0 million of non-recourse, non-interest bearing notes receivable due January 2, 2002, as partial consideration for its January 9, 2001 convertible notes payable to six accredited investors. The notes are fully reserved and remain unpaid at December 31, 2004 (see Note 11). In 2004, the reserve increased anticipating non-collection of amounts due from officer. The portion of the reserve related to the note receivable from the (now former) officer (plus accrued interest) is in excess of the amount owed to him (see
     Note 20).
(b) Valued at agreed amount of $5.00 per share returnable to Infinite Technology Corporation ("ITC") in settlement of obligation at December 31, 2003. In March 2004, the parties entered into a cross-release agreement resulting in the elimination of the obligation and reduction of the carrying value of the marketable securities (see Note 14).

9.   Accrued Expenses:

                                                    (In thousands of dollars)
                                                          December 31,
                                                  ------------------------------
                                                      2003             2004
                                                  -------------    -------------
Non-conversion fees due to a related party        $         -      $     3,972
Non-registration fees due to a related party                -            1,446
Interest due to a related party                           818            1,012
Consulting fees due to a related party                    310              483
Incentive compensation due to officers                    927            1,832
                                                  -------------    -------------
   Accrued expenses-related party                 $     2,055      $     8,745
                                                  =============    =============

Non-registration fees                             $     3,147      $     4,436
Interest                                                1,484            1,458
Judgments                                               2,072                -
Commissions payable                                        75              372
Other                                                   4,966            3,596
                                                  -------------    -------------
   Accrued expenses-other                         $    11,744      $     9,862
                                                  =============    =============

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

10.  Notes Payable:


                                                                                    (In thousands of dollars)
                                                                                           December 31,
                                                                                   ----------------------------
                                                                                       2003            2004
                                                                                   -------------   ------------
Logical eBusiness Solutions Limited (f/k/a DataTec) (a)                            $    2,679      $        -
   Obligation of subsidiary to a prior owner of Web Factory;
   past due; payable in 1,500,000 British Pounds Sterling;
   interest accrues at 4% per annum above the base rate
   of National Westminister Bank plc. The debt extinguished upon dissolution of Artera International (see Note 18).
Note due investor                                                                         385             385
   Interest at 8% per annum payable at maturity;  effective interest rate of 80.3% per annum resulting from the issuance of warrants and finders fees; matured April 7, 2003 (a); default interest accrues at 18% per annum.
Note due stockholder of subsidiary                                                        142              40
   Interest at 8.5% per annum; monthly payments (including interest)
   of $3.5 through May 2005, as revised, remainder matures June 27, 2005.
Note  due former employee                                                                 100             100
   $100 bears interest at 8.25% per annum, compounded annually;
   past due (a).
Other financings                                                                           97              78
   Interest ranging from 7% to 9% per annum;
    $35 due July 15, 2003 (a); $62 and $16 all other.

                                                                                   -------------   -------------
                                                                                   $    3,403      $      603
                                                                                   =============   =============

Footnote:
--------
(a) Notes payable in default due to non-payment.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

11.  Convertible Notes Payable:


                                                                                        (In thousands of dollars)
                                                                                              December 31,
                                                                                      -----------------------------
Related Party Convertible Notes:                                                           2003           2004
                                                                                      -------------   -------------
Issued to Carole Salkind - (a) (see Note 20)                                          $    33,824     $   58,120
Weighted average effective interest rate of 89.7% per annum; accrues interest 8% per annum except $5,000 at 12%; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.0166 - $0.0296 or exchangeable for common stock of NCT subsidiaries except for Pro Tech; maturing by quarter as follows:
                                  2003          2004
                               ------------------------
     On demand                  $  3,050      $      -
     March 31, 2004               11,163             -
     June 30, 2004                19,611
     June 30, 2005                              26,408
     September 30, 2005                         26,712
     December 31, 2009                           5,000
Less: unamortized debt discounts                                                           (5,174)       (12,555)
                                                                                      -------------   -------------
                                                                                      $    28,650     $   45,565
Less: amounts classified as long-term                                                           -         (5,000)
                                                                                      -------------   -------------
                                                                                      $    28,650     $   40,565
                                                                                      =============   =============


                                                                                        (In thousands of dollars)
                                                                                               December 31,
                                                                                      -----------------------------
Convertible Notes:                                                                        2003           2004
                                                                                      -------------   -------------
8% Convertible Notes (b)                                                              $     1,651     $    2,641
Weighted average effective interest rate of 30.8% per annum;
generally convertible into NCT common stock at 80% of the five-day average closing bid price preceding conversion; past due: matures:
                              2003           2004
                          ------------   ------------
     March 14, 2002       $       17     $       17
     April 12, 2002                9              9
     January 10, 2004            550            550
     March 11, 2004              400            400
     April 22, 2005              235            235
     September 4, 2005           440            440
     July 23, 2006                 -            990

6% Convertible Notes (c)                                                                    2,474          2,474
Weighted average effective interest rate of 85.8% per annum;
convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
                              2003           2004
                          ------------   ------------
     January 9, 2002      $      818     $      818
     April 4, 2002               325            325
     May 25, 2002                 81             81
     June 29, 2002             1,250          1,250
                                                                                      -------------   -------------
                                                                                      $     4,125     $    5,115
Less: unamortized debt discounts                                                              (12)          (602)
Less: amounts classified as long-term                                                        (675)             -
                                                                                      -------------   -------------
                                                                                      $     3,438     $    4,513
                                                                                      =============   =============

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Footnotes:
---------
(a) Since 1999, we have issued convertible notes collateralized by substantially all of our assets to Carole Salkind, a stockholder and spouse of a former director of NCT. In 2002 we recorded original issue discounts of $2.8 million to the notes issued to her based upon the relative fair values of the debt and warrants granted to Ms. Salkind and recorded discounts of $1.6 million for warrants issued as consideration for irrevocable waivers relating to Pro Tech common stock whereby the original instrument was a convertible note or warrant issued in conjunction with a convertible note. In addition, beneficial conversion features totaling $3.1 million were recorded as a discount to the notes. These discounts were amortized over the term of the related notes. During 2003, we issued an aggregate of $41.7 million of convertible notes as consideration for $10.4 million of cash, rollover of $23.9 million in principal for matured convertible notes (includes all of the notes outstanding at December 31, 2002) and $3.1 million for convertible notes consolidated in advance of maturity, $1.9 million of interest, and $2.4 million of default penalties. We recorded original issue discounts of $4.8 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind and recorded discounts of $1.0 million for consideration related to the consolidation of convertible notes. In addition, beneficial conversion features totaling $6.0 million were recorded as a discount to the notes. These discounts were amortized over the term of the related notes. During 2004, we issued an aggregate of $91.8 million of convertible notes as consideration for $9.1 million of cash, rollover of $67.5 million in principal for matured convertible notes or demand notes for which demand had been made, $3.4 million of interest, $6.8 million of default penalties and $5.0 million as consideration for settlement of PRG claims (see Note
     22). We recorded original issue discounts of $21.9 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind. In addition, beneficial conversion features totaling $23.3 million have been recorded as a discount to the notes. These discounts are being amortized over the term of the related notes. For the years ended December 31, 2002, 2003 and 2004, $4.9 million, $10.5 million and $37.8 million, respectively, of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. Unamortized discounts of $5.2 million and million have been reflected as a reduction to the face value of convertible notes in our consolidated balance sheet as of December 31, 2003 and 2004, respectively. The default provisions in these notes impose a penalty of 10% of the principal payments in default and default interest from the date of default on the principal in default at the stated interest rate plus 5%. As of December 31, 2003 and 2004, none of the notes outstanding is in default. Because we had defaulted on repayment of all of the notes as they matured during 2002, 2003 and 2004, an aggregate default penalty expense of $0.4 million, $2.1 million and $6.8 million, respectively, has been reflected in our statements of operations in other income (expense).

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

     On July 23, 2004, we issued subordinated collateralized convertible notes for an aggregate principal amount of $0.9 million. These notes are collateralized by substantially all of our assets. In addition, we issued unsecured convertible notes to finders in the aggregate principal amount of $0.1 million. The net proceeds of approximately $0.9 million were used for working capital requirements. The notes mature on July 23, 2006 and bear interest at 8% per annum, payable at maturity. Until the notes are paid in full, the holders have the right to convert any outstanding principal of the notes and, at their election, the interest accrued on the notes into shares of our common stock at a conversion price per share of the lesser of $0.0232 or 80% of the average of the closing bid price for the five days immediately preceding conversion. Discount features were recorded to the notes representing the fair value of warrants issued in conjunction with the issuance of debt and are being amortized over the term of the notes. For the year ended December 31, 2004, $0.1 of amortization related to these discounts is classified as interest expense in our consolidated statements of operations.

     The convertible note for $0.6 million is collateralized by substantially all of the assets of our subsidiary, Artera Group, Inc. Beneficial conversion features were recorded as a discount to the notes and are being

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     amortized over the term of the notes. For the year ended December 31, 2004, approximately $11,000 of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. We did not fulfill registration obligations and settled finance costs associated with non-registration of common shares underlying convertible notes during 2003 and 2004.

     We are in default on convertible notes aggregating $1.0 million due to a cross-default provision and non-payment. In addition, we are in default on convertible notes aggregating $0.6 million due to a cross default provision. We are also default on convertible notes aggregating $1.0 million effective August 31, 2004 due to our inability to reserve shares of our common stock issuable upon conversion of these notes.

(c) The cash consideration for the 6% convertible notes issued to multiple investors by Artera Group, Inc. aggregated $2.9 million, net of $0.1 million in expenses, of which $0.6 million was received in 2000. Other consideration consisted of Pro Tech common stock valued at $0.5 million and non-recourse notes receivable of $1.0 million (see Note 8). Original issue discounts aggregating $3.0 million due to the difference between the face amount of the notes and the consideration received were recorded as discounts to the notes. These discounts were amortized to interest expense over the term of the respective notes. For the years ended December 31, 2002, 2003 and 2004, respectively, $0.2 million, zero and zero of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. No unamortized discounts have been reflected as a reduction to the convertible notes in our consolidated balance sheets as of December 31, 2003 and 2004. On January 10, 2002, substantially all of the assets of our subsidiary, Artera Group, Inc., were made collateral for three holders of notes with principal aggregating $3.1 million. As a result of exchanges for $1.8 million, at December 31, 2003, the principal for these three holders aggregated $1.3 million. We have recorded finance costs associated with non-registration of common shares of approximately $2.6 million, $2.0 million and $0.8 million in finance costs included in other (income) expense, net for the years ended December 31, 2002, 2003 and 2004, respectively, (see Note 17). The company settled $0.8 million of accrued interest payable and approximately $4.6 million of accrued non-registration fees payable on convertible notes with four holders through April 7, 2003 by issuance of shares of its common stock (see Note 15). The notes included in the settlement are accruing interest from April 7, 2003 at the stated rate of 6%. The aggregate outstanding principal amount of approximately $2.5 million is in default for non-payment. These notes are senior debt of our subsidiary, Artera Group, Inc.

12.  Deferred Revenue:

     New Transducers Ltd. ("NXT"), a wholly-owned subsidiary of NXT plc. On March 30, 2001, NXT plc, NXT, NCT Audio and NCT entered into several agreements terminating previous agreements from 1997 to 1999. Under the new agreements, NCT received 2.0 million ordinary NXT plc shares in consideration for the cancellation of the 6% royalty payable by NXT to NCT Audio. The NXT plc shares issued had a value of approximately $9.2 million. Additionally, ownership of certain intellectual property, the rights to which had been previously granted to NXT, was transferred to NXT. NXT has licensed to NCT certain NXT and all NCT-developed intellectual property. A side letter with NXT was entered into on or about March 30, 2001, whereby NCT agreed to pay NXT $0.6 million as a non-refundable design fee related to Gekko loudspeakers. The design fee was a prepayment of royalties due under the four-year term of this side letter. We offset the $9.2 million license fee due NCT with the $0.6 million design fee owed to NXT resulting in $8.6 million of deferred revenue. The deferred revenue balance is being recognized on a straight-line basis over the specific performance period of four years, $2.1 million of revenue was recognized in 2002, 2003 and 2004. As of December 31, 2004, we do not expect to realize any additional cash from revenue that has been deferred.

13.  Shares of Subsidiary Subject to Exchange into a Variable Number of Shares:

     Upon adoption of SFAS No. 150 on July 1, 2003, an aggregate of 550 shares of Pro Tech series A and B convertible preferred stock were outstanding with exchange rights into NCT common stock then valued at $0.6 million, which was reclassified from minority interest in consolidated subsidiaries to current liabilities on our consolidated balance sheet at a monetary value of $0.7 million. An adjustment of monetary value on subsidiary shares of approximately $0.1 million was charged to additional paid-in capital to reflect the fair value of the shares required to be issued upon exchange.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     For the years ended December 31, 2003 and 2004, we calculated the 4% dividends earned by holders of the Pro Tech series A and B preferred stock at approximately $11,000 and $21,000, respectively. Following adoption of SFAS No. 150 on July 1, 2003, this amount is included in interest expense.

     The monetary value of Pro Tech series A and B preferred stock was $0.7 million in our consolidated balance sheet at December 31, 2004, which is comprised of approximately $0.6 million of shares plus the accrued dividends of approximately $89,000. We would have to issue approximately 37.3 million shares of our common stock if settlement of the stated value plus accrued dividends had occurred at December 31, 2004. There is no limit on the number of shares that we could be required to issue upon exchange of the Pro Tech series A and B preferred stock.

14.  Other Liabilities:


                                                              (In thousands of dollars)
                                                                    December 31,
                                                           --------------------------------
                                                                2003             2004
                                                           --------------   ---------------
License reacquisition payable                              $       4,000    $        4,000
Royalty payable                                                    1,679             1,679
Development fee payable                                              650               650
Due to selling shareholders of Theater Radio Network                 557               557
Due to Lernout & Hauspie                                             100               100
Loan advance by investor                                             230                 -
Other                                                                 11                 4
                                                           --------------   ---------------
  Other current liabilities                                $       7,227    $        6,990
                                                           ==============   ===============


Due to ITC (Note 8)                                        $       1,422    $            -
Other                                                                114                63
                                                           --------------   ---------------
  Other liabilities (classified as long term)              $       1,536    $           63
                                                           ==============   ===============


     License reacquisition payable at each of December 31, 2003 and 2004 is comprised of $4.0 million for the cost of reacquiring DMC licenses from three licensees.

     On August 29, 2000, we acquired 100% of the outstanding capital stock of Midcore Software, Inc. In connection therewith, we initially issued to Midcore's selling stockholders 13,913,355 restricted shares of our common stock based upon a ten-day volume-weighted average closing bid price of $0.34626 per share, for an aggregate value of $4.8 million. In addition, the purchase consideration included $1.8 million to be paid by us in cash, over 36 months, the timing of which was based upon earned royalties. If after August 29, 2003, the total royalty had not been earned, or if earned but not fully paid, then the recipients could elect at their discretion either to continue to receive payment of the royalties in accordance with the merger agreement, or receive the unpaid balance in the form of our common stock. On August 29, 2000, we recorded the entire $1.7 million obligation as a liability. On September 23, 2003, the founding  stockholders  of Midcore  made an  election  to accept  payment of the remaining  royalty  due  them  in our  common  stock.  Prior  to  the  election, approximately $46,000 of the liability had been paid. The election and calculation of the number of shares was provided for in the August 29, 2000 agreement under which we acquired Midcore and is based upon the volume-weighted average closing bid price for the ten days immediately preceding August 29, 2003, or $0.04914 per share. We are obligated to issue 34.2 million shares of our common stock to fulfill its remaining royalty obligation which is included in other current liabilities as royalty payable at December 31, 2003 and 2004 on our consolidated balance sheets.

     The merger agreement provided that we had an obligation to register with the Securities and Exchange Commission ("SEC") a specified amount of $2,467,639 in shares of our common stock issued to the Midcore selling stockholders at closing. In the event that our volume-weighted, average trailing ten-day closing bid price declined before we requested effectiveness of our registration statement, we were required to issue additional shares to the selling stockholders to provide them the specified amount. We refer to this price guaranty provision as the fill-up

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

provision. Of the shares initially issued, 7,126,548 shares of our common stock were to be registered based upon a volume-weighted, average trailing ten-day closing bid price of $0.34626. Due to the fill-up provision, on February 9, 2001, we issued 2,863,894 additional shares of our common stock to the selling stockholders based upon the closing bid price of $0.2470 to make up for the diminished value of their shares. The issuance of the additional shares did not affect the cost of the acquired company. In addition, we are obligated to issue
26.2 million shares (the look back shares) of NCT common stock to the founding stockholders of Midcore because the value of shares issued upon the acquisition of Midcore, related to a price guarantee, was less than $1.5 million on the third anniversary of the acquisition. This issuance of additional common stock based on a reduction in security prices did not affect the cost of the acquired company in accordance with SFAS No. 141as we will record the current fair value of the additional shares issued and simultaneously reduce the amount previously recorded for shares issued at the date of acquisition.

     Midcore's founding stockholders have taken legal action against us relating to the royalty and look back obligations (see Note 22). We remain unable to issue the shares until an increase in the number of authorized shares of our common stock is approved by our stockholders.

     On September 28, 2000, NCT Video Displays, Inc., our wholly-owned subsidiary, entered into a product development and license agreement with Advanced Display Technologies, LLC ("ADT"). Under the agreement, NCT Video was granted by ADT exclusive right and license to make, have made, use, sell, lease, license, or otherwise commercially dispose of all licensed products and components, as defined in the agreement, including certain electronic outdoor billboard displays that utilize a laser or light beam scanning methodology. On May 4, 2001, NCT Video and ADT (by then known as ViewBeam Technology, L.L.C.) entered into a product and development agreement that modified the September 28, 2000 agreement. Some of the provisions of the original agreement remain in effect. The agreement does not materially modify or change the development fee to be paid by NCT Video but does modify the specifications of the product design and the field of use to which the September 28, 2000 exclusive license was granted. Such license had a carrying amount of $0.7 million and $0.7 million at December 31, 2003 and 2004, respectively. The amount represents our cost for ADT's completion of this product development and resultant license rights and subsequent modification and is being amortized over the estimated useful life of nine years. In addition, as part of this agreement, NCT Video and ADT entered into a product development arrangement whereby work is to be performed by ADT in developing the prototype and production design for the licensed products. In return, NCT Video agreed to pay a development fee of $1.0 million for performing such development work. At each of December 31, 2003 and 2004, $0.7 million was included in other current liabilities.

     On August 18, 2000, we acquired from the five sole stockholders of Theater Radio Network, Inc. 100% of the outstanding capital stock of Theater Radio Network, a provider of in-theater audio advertising in multiplex cinemas, through DMC Cinema, then a newly formed subsidiary of NCT's subsidiary, DMC. The acquisition included our issuance of restricted shares of NCT common stock and a 7.5% equity interest in DMC Cinema. The purchase agreement provided that a specified amount of $2,395,000 in shares of NCT common stock would be issued to the selling stockholders. We had an obligation to register the shares represented by this specified amount. In the event that our trailing twenty-day closing bid price declined before we requested effectiveness of the registration statement from the SEC, we were required to issue additional shares to the selling stockholders to provide them the specified amount. We refer to this provision as the fill-up provision. We initially issued 7,405,214 shares of our common stock based upon a trailing twenty-day closing bid price of $0.3376. Of such shares, 311,019 shares were issued to the placement agent for the transaction for services rendered, aggregating $105,000. The placement agent's shares were not subject to the fill-up provision. Due to the fill-up provision, in February 2001, we issued 2,455,248 additional shares of NCT common stock to the five selling stockholders based upon a trailing twenty-day closing bid price of $0.2508 to make up for the diminished value. The issuance of the additional shares did not affect the cost of the acquired company.

     We may be required to issue additional shares of our common stock as an earnout based upon cumulative revenue of Theater Radio Network (DMC Cinema). The selling stockholders have demand registration rights for these earnout shares.

     On May 8, 2000, as amended effective June 30, 2000, Advancel Logic Corporation ("Advancel") entered into a license agreement with Infinite Technology Corporation ("ITC"). Under the agreement, Advancel granted ITC exclusive rights to create, make, market, sell and license products and intellectual property based upon Advancel's

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Java Turbo-J technology. Advancel also granted ITC non-exclusive rights to Advancel's Java smartcard core. In consideration for this license, we received
1.2 million shares of ITC's common stock, valued at $6.0 million determined using the quoted price of the stock on the date the shares were received, and on-going unit royalties. With the exception of specific rights granted to STMicroelectronics in 1998, the license granted ITC an exclusive, irrevocable worldwide license to design, make, use, transfer, market and sell products and intellectual property incorporating or based upon Advancel's TJ and t2J technology.

     Effective June 30, 2000, in conjunction with this license agreement, NCT, Advancel and ITC entered into a strategic alliance and technology development amendment pursuant to which NCT would fund research and engineering development related to microprocessor and semiconductor chips for which NCT would pay ITC $2.5 million. NCT issued 9,523,810 shares of its common stock having a market value of $3.0 million to ITC as prepaid research and engineering costs. In the event ITC did not receive $2.5 million in proceeds from the sale of the NCT shares, NCT was required to make up any shortfall in cash or return to ITC a sufficient number of ITC shares of common stock received by NCT as outlined above. The value NCT would receive upon return of the ITC shares would be the agreed value of $5.00 per share, the market value of the ITC shares when NCT received them. Conversely, if ITC received $2.5 million in proceeds from the sale of NCT shares and there were NCT shares remaining, ITC would have to return the unsold share excess to NCT. At each of December 31, 2003 and 2004, the shortfall based upon the sales of NCT common stock reported to us by ITC amounted to $1.4 million, included in other liabilities. Although the license agreement and the strategic alliance and technology development amendment, both with ITC, are separate and unrelated, we determined that they should be accounted for as a single transaction, thus, both agreements are combined for financial reporting purposes. Prepaid research and engineering costs have been recognized in expense as these services are performed by ITC. These costs were billed by ITC based on the number of hours spent by ITC personnel developing this chip during each period. In addition, we recognized license fee revenue in amounts to match the research and engineering expense recognized. The strategic alliance and technology development amendment does not have a definitive expiration date. For each of the years ended December 31, 2002, 2003 and 2004, we did not recognize license fee revenue or research and engineering expenses related to ITC.

     On March 31, 2004, ITC, Advancel and NCT entered into a cross-release agreement that released the parties from any and all claims, through the date of the cross-release under prior agreements and affirms the ownership of ITC common stock (see Notes 4 and 8). The agreement resulted in the elimination of $1.4 million as an obligation of Advancel and the reduction in the carrying amount of the ITC common stock to its fair value.

15.  Capital Stock:

Authorized Capital Stock:

     We have authorized 645 million shares of common stock, $0.01 par value per share, and 10 million shares of preferred stock, $0.10 par value per share.

Common shares available for future issuance

     At December 31, 2004, we were required to reserve for issuance approximately 8.5 billion shares of our common stock based on the market price of $0.0195 per share on that date (or the discount therefrom as provided under applicable exchange or conversion agreements). The number of shares issuable upon conversion or exchange of many of our outstanding convertible and exchangeable securities varies as a function of the market price of our common stock. At December 31, 2004, the number of shares we are required to reserve exceeded the number of authorized but unissued shares of our common stock. At December 31, 2004, we were unable to satisfy valid conversion, exchange and share issuance requests to issue approximately 162.8 million shares of our common stock because of an insufficient number of authorized but unissued shares. The table below outlines the greater of the shares of our common stock that we are required to reserve for issuance or register for resale as of December 31, 2004 based on balances at December 31, 2004 and accrued dividends and interest through December 31, 2004.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


     NCT Convertible Notes issued to Carole Salkind                               2,862,729,398
     Stock options and warrants                                                   2,346,420,973
     NCT Preferred Stock (a)                                                      1,976,204,341
     8% Convertible Notes                                                           218,985,619
     ConnectClearly Common Stock exchange                                             4,644,231
     Pro Tech Preferred Stock exchange                                               44,545,434
     6% Convertible Notes exchange                                                  221,380,592
     Artera Preferred Stock exchange                                                328,896,643
     Earnout for Theater Radio Network acquisition                                    7,091,200
     Look back and royalty payable for Midcore Software acquisition                  60,359,577
     Private Equity Credit Agreement                                                422,654,269
                                                                                -----------------
                                                                                  8,493,912,277
                                                                                =================

Footnote:
--------
(a) We are required to reserve 100,000,000 shares of our common stock for the conversion of our series H preferred stock until our stockholders approve an increase in the number of authorized shares of our common stock. Thereafter, we are required to reserve 150% of the number of shares necessary to fully convert the then issued and outstanding shares of our series H preferred stock plus accrued accretion. The table includes the entire reserve requirement for our outstanding series H preferred stock.

(b) A number of our commitments require us to reserve and/or register for resale a number of shares of our common stock in excess of the number of shares actually issuable (approximately 7.5 billion).

Transactions with Crammer Road LLC:

2002 Exchange Agreement

     On June 21, 2002, we entered into an exchange agreement with Crammer Road to acquire the remaining 12,000 shares of DMC NY in exchange for 1,800 shares of our series H convertible preferred stock and $120,000 in cash. We issued the 1,800 shares of series H preferred stock in June 2002.

DMC New York, Inc.

     NCT acquired 75% of DMC NY in 2002 and 25% in 2001. Our aggregate cost of the DMC NY shares was approximately $27.2 million (see Note 3).

Private Equity Credit Agreements

     On September 30, 2004, we entered into an amended and restated private equity credit agreement with Crammer Road. The September 30, 2004 private equity credit agreement superseded and replaced a private equity credit agreement dated July 25, 2002 between us and Crammer Road. The new agreement permits us to sell to Crammer Road shares of our common stock having an aggregate value of up to $50 million (the maximum commitment amount), in exchange for cash, pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5 million of our common stock (the minimum commitment amount), in exchange for cash. All sales of our common stock to Crammer Road pursuant to the agreement will be at a 9% discount from the market price of our common stock (defined as the average of the lowest closing bid price for any three trading days during the ten trading days immediately following the put date). We are obligated to register for resale shares of our common stock sold pursuant to the agreement in an amount no less than the number of shares for which puts are made, but in no event less than 150% of the minimum commitment amount. In order for us to be able to sell shares to Crammer Road pursuant to the agreement, we must obtain stockholder approval of an amendment to our Second Restated Certificate of Incorporation to sufficiently increase the number of authorized shares of our common stock and must establish and maintain an effective registration statement with the SEC to permit the resale of shares sold to Crammer Road pursuant to the agreement.

     On July 25, 2002, we entered into a private equity credit agreement with Crammer Road. The July 2002 credit agreement provided that shares of up to $50 million (the maximum commitment amount) of our common

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

stock may be sold to Crammer Road pursuant to put notices delivered by us to Crammer Road. The terms of the agreement required us to put at least $5 million (the minimum commitment amount) of our common stock, in exchange for cash, at a discount to market of 10%. In connection with the execution of this private equity credit agreement, we issued a five-year warrant to Crammer Road to purchase 1,000,000 shares of our common stock at an exercise price of $0.07375 per share. We were obligated to register for resale shares of our common stock for the warrant and the credit agreement in an amount no less than 112% of the maximum commitment amount. If we failed to issue shares for the minimum commitment amount during the commitment period (which terminated 24 months after effectiveness of a resale registration statement relating to the shares or earlier as described in the agreement), we were required to pay Crammer Road, in immediately available funds, an amount equal to the product of (i) the minimum commitment amount, less the aggregate shares of our common stock actually delivered to Crammer Road under the equity credit line and (ii) the 10% discount.

     On April 12, 2001, we executed a private equity credit agreement that provided that shares of up to $50 million of our common stock may be sold to Crammer Road pursuant to put notices delivered by us to Crammer Road. The April 2001 private equity credit agreement replaced a September 2000 private equity credit agreement. In conjunction with this transaction, we issued Crammer Road a warrant to purchase 250,000 shares of our common stock. The terms of the April 2001 credit agreement obligated us to put $17 million of our common stock (the minimum commitment amount) to Crammer Road. The agreement provided for a penalty for late effectiveness of a registration statement covering the resale of shares in the minimum commitment amount. In addition, if we failed to issue and deliver shares for the minimum commitment amount of $17 million during the commitment period, which would terminate 18 months after the commitment period began, we were obligated to pay Crammer Road in immediately available funds an amount equal to the product of (i) the minimum commitment amount, less the aggregate value of shares of our common stock actually delivered to Crammer Road under the credit line and (ii) the then applicable discount. NCT and Crammer Road had a dispute about the amount due under the penalty provision of the April 2001 private equity credit agreement (see Settlement with Crammer Road below).

     We delivered a put notice to Crammer Road in November 2000 under the then existing private equity credit agreement for $0.5 million and issued 2,810,304 shares of our common stock to Crammer Road, of which 343,604 shares were issued in 2001.

Settlement with Crammer Road

     In September 2002, Crammer Road brought a legal action against NCT alleging that NCT breached a series of agreements entered into by Crammer Road and NCT on April 12, 2001, namely, a Private Equity Credit Agreement, a Registration Rights Agreement relating thereto, an Exchange Agreement, a Registration Rights Agreement relating thereto, two promissory notes and an additional side letter agreement. On October 30, 2002, a settlement agreement was executed by the parties and approved by the court on December 11, 2002. Under the settlement agreement, all claims in the suit by Crammer Road were dismissed in consideration of the issuance by NCT to Crammer Road of 68 million shares of NCT common stock ($5.44 million priced at $.08 per share). On December 17, 2002, we issued Crammer Road 40 million of the 68 million shares. The remaining 28 million shares were issuable 65 days after demand therefor by Crammer Road. On or about May 8, 2003, we issued the remaining 28 million shares to Crammer Road.

Shares Issued for Acquisitions:

     We have an obligation to issue additional shares of our common stock to satisfy an earnout provision for the Theater Radio Network acquisition. Further, we are obligated to issue additional shares to satisfy a look back provision for the Midcore Software acquisition and royalty payable.

Private Placement and Issuance of NCT Common Stock:

     In 2002, we issued 328,717 shares of our common stock to the former president of Theater Radio Network (who had become an employee of DMC Cinema). This issuance was in settlement of amounts owed him aggregating approximately $25,000 that he had advanced to the company.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Shares Issued upon Conversion or Exchange of Indebtedness:

     During the years ended December 31, 2002, 2003 and 2004, $0.2 million, $1.8 million and zero, respectively, of the 6% convertible notes plus interest were exchanged for 2,598,956 shares, 42,092,786 shares and zero shares of our common stock. At December 31, 2004, $2.5 million of the 6% convertible note principal remained that could be exchanged for shares of our common stock.

     During the year ended December 31, 2002, $0.4 million of our 8% convertible notes plus interest were converted into 5,611,682 shares of our common stock.

Shares Issued for Settlement of Legal Claims:

     We issued Crammer Road shares of our common stock in December 2002 and May 2003 pursuant to a settlement agreement (see Settlement with Crammer Road above).

     On or about January 31, 2002, West Nursery Land Holding Limited Partnership brought an action against NCT in the District Court of Maryland for Anne Arundel County. On December 31, 2002, NCT and West Nursery executed a settlement agreement under which all claims of West Nursery against NCT were discharged in consideration of the issuance by NCT of 1,248,170 shares of its common stock. Pursuant to the settlement agreement between NCT and West Nursery Holding Limited Partnership, on or about April 1, 2003, we issued 1,248,170 shares of our common stock ($56,000 in stock priced at $0.0448 per share) to West Nursery.

     On February 21, 2002, an action was brought by Mesa Partners, Inc. against NCT and DMC. On December 3, 2002, NCT, DMC and Mesa executed a settlement agreement that was approved by the court in April 2003. Pursuant to the settlement agreement, on or about April 11, 2003, NCT issued 2,321,263 shares of its common stock ($125,000 in stock priced at $0.05385 per share) to Mesa.

     On or about December 17, 2002, an action was brought by Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore S.A. and Libra Finance S.A. against NCT and Artera Group, Inc. On or about April 7, 2003, NCT, Artera and the plaintiffs executed a settlement agreement. In September 2003, upon court approval of the settlement agreement, NCT issued 61,776,067 shares of its common stock ($4.0 million in stock priced at $0.06475 per share) to the plaintiffs, reduced previously accrued interest payable of $0.9 million and liquidated damages for non-registration of common shares underlying convertible and exchangeable notes and preferred stock of $8.0 million (consists of $4.7 million related to convertible notes and $3.3 million related to Artera series A preferred stock). We recorded a $4.9 million gain on litigation settlements included in non-operating other (income) expense, net for the year ended December 31, 2003.

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

Shares Issued to Vendors and Others:

     During the year ended December 31, 2002, we recorded a charge of less than $0.1 million for the issuance of 300,000 shares of our common stock for a partial payment of consulting services (based upon the closing bid price on the date of the agreement).

ConnectClearly.com, Inc. Initial Financing:

     On August 10, 2000, we entered into an agreement with three accredited investors for the financing of our majority-owned subsidiary, ConnectClearly.com, Inc. In connection with the initial funding of ConnectClearly, we issued 1,000 shares of ConnectClearly common stock to these investors in consideration for $0.5 million in cash and conversion of promissory notes payable, due to two of the investors, totaling $0.5 million. During the years ended December 31, 2002, 2003 and 2004, no shares of ConnectClearly were exchanged for shares of our common stock.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

At December 31, 2003 and 2004, 63 ConnectClearly common shares subject to exchange are outstanding. These ConnectClearly common shares are exchangeable for shares of our common stock at 80% of the five-day closing bid average of our common stock for the five-day period immediately preceding the exchange.

Distributed Media Corporation:

     On February 28, 2002, we issued 2,142,073 shares of our common stock in exchange for 6,435 shares of DMC common stock pursuant to an employment termination agreement. We recorded a charge based on the fair value of our common stock at that date of $0.2 million included in our consolidated statement of operations for the year ended December 31, 2002, classified as selling, general and administrative expense.

NCT Audio Products, Inc.:

     NCT Audio sold 2,145 common shares in 1997 for approximately $4.0 million in a private placement under Regulation D of the Securities Act of 1933 (the "Securities Act"). The terms of the sale allowed purchasers of NCT Audio's common stock to exchange their shares for NCT common stock at 80% of the five-day average closing bid price of NCT common stock for the five days immediately preceding the exchange. The NCT share exchanges were accounted for as step acquisitions of NCT Audio. Based upon a change in strategy and the then current valuation of NCT Audio, we began impairing goodwill that resulted from step acquisitions. In 2002, $0.3 million of goodwill resulting from a step acquisition was impaired because of NCT Audio's continuing inability to generate positive cash flows from operations. Included in our consolidated statements of operations are impairment charges aggregating $0.3 million year ended December 31, 2002.

     Through December 31, 2004, we issued an aggregate of 31,239,483 shares of our common stock in exchange for 2,145 shares of NCT Audio common stock. During the year ended December 31, 2002, 160 shares of NCT Audio common stock, were exchanged for 3,930,818 shares of NCT common stock. At December 31, 2003 and 2004, no shares of NCT Audio common stock subject to exchange are outstanding.

Transactions Affecting Common Stock of Pro Tech Communications, Inc.:

     At December 31, 2004, NCT Hearing Products, Inc. held approximately 62.8 million shares of Pro Tech common stock, comprising approximately 86% of the issued and outstanding shares of Pro Tech common stock. There were no issuances of Pro Tech common stock during 2002 and 2003. During 2004, Pro Tech issued 2.5 million shares of its common stock upon conversion of 40 shares of its series B preferred stock and issued an aggregate of 37.7 million shares of its common stock to NCT Hearing from which NCT Hearing paid 2 million shares to two investor communications and public relations consultants. The shares issued to NCT Hearing were to settle $640,466 of outstanding notes owed to NCT Hearing (27.8 million shares) and in consideration for an expansion of an existing, exclusive worldwide technology license conveyed by NCT Hearing to Pro Tech (9.8 million shares).

NCT Group, Inc. Preferred Stock:

     Our Board of Directors is authorized to issue 10 million shares of preferred stock, par value $0.10 per share. Through 2004, we designated eight series of preferred stock, including series A, B, C, D, E, F, G and H preferred stock. Series A and B were eliminated in 1992 without ever having been issued. We have issued preferred stock under our series C, D, E, F, G and H designations and have eliminated our series C, D, E and F. Our series G convertible preferred stock is designated but not outstanding at December 31, 2004. As of December 31, 2004, there are 1,752 shares of series H preferred stock issued and outstanding.

     Our designated series H convertible preferred stock consists of 2,100 designated shares, with a par value $0.10 per share, a stated value of $10,000 per share and a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or common stock, at our election. The series H preferred stock is senior in rank to our common stock and has a liquidation value equal to the dividends plus the stated value in the case of liquidation, dissolution or winding up of NCT. The holder of our series H preferred stock has no voting rights (except as may be required by law). Each share of series H preferred stock is convertible into shares of our common stock at 75% of the average closing bid price of our common stock for the five-day trading period immediately

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

preceding conversion. The holder of the series H preferred stock is subject to a limitation on the percentage ownership of outstanding common shares of the company, as defined. The series H preferred stock is redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H was originally issued and the redemption date. The redemption price ranges from 85% of stated value (within three months of issuance) to 120% of stated value (after nine months from issuance). On June 24, 2002, we issued 1,800 shares ($18 million stated value) of our series H preferred stock to Crammer Road for $120,000 cash and 12,000 shares of DMC New York, Inc. (see Note
3). On May 11, 2004, we issued 27 shares of our Series H preferred stock to Crammer Road. For the years ended December 31, 2002, 2003 and 2004, we have included $0.4 million, $0.7 million and $0.7 million, respectively, representing preferred stock dividends and for the year ended December 31, 2004, $0.1 representing amortization of beneficial conversion features on the consolidated statements of operations. During 2003, 75 shares of series H preferred stock along with accrued dividends totaling approximately $0.8 million were converted into 23,057,761 shares of our common stock.

     During the year ended December 31, 2004, we accrued approximately $5.4 million related to our inability to satisfy valid conversion and share issuance requests. These amounts are included in preferred stock dividends on the consolidated statements of operations for the year then ended.

Artera Group, Inc. Preferred Stock:

     On February 21, 2001, the Board of Directors of Artera Group, Inc. designated a series A convertible preferred stock which consists of 30,000 designated shares, par value of $0.10 per share, and stated value $1,000 per share with a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or common stock of Artera. We issued 8,299 shares of Series A preferred stock in 2001. Each share of series A convertible preferred stock is convertible into shares of Artera common stock on and after the earlier of two years after issuance or ten days after Artera becomes publicly traded, at a conversion price equal to the average closing price for the five trading days prior to the conversion date. At December 31, 2003 and 2004, we have included $8.3 million and $8.6 million, respectively, representing the carrying value of the preferred stock included in minority interest on the consolidated balance sheets. We amended these rights as to $4.3 million stated value of the preferred stock as described below. For each of the years ended December 31, 2002, 2003 and 2004, the dividends were approximately $0.3 million. These amounts are included in preferred stock dividends on the consolidated statements of operations for the years then ended.

     We entered into an exchange rights agreement in 2001 with ten accredited investors who hold $4.3 million in aggregate stated value of Artera series A preferred stock. Each of the ten holders of Artera series A preferred stock is entitled to exchange the Artera series A preferred stock for shares of NCT common stock at an exchange price per share of 100% of the average closing bid price of NCT common stock for the five trading days prior to the exchange date and may not convert into Artera common stock. NCT is obligated to register shares of its common stock for the exchange of Artera series A preferred stock. For the years ended December 31, 2002, 2003 and 2004, we incurred charges of $2.1 million, $1.9 million and $0.6 million, respectively, for non-registration of the underlying shares of NCT common stock. These amounts are included in preferred stock dividends on the consolidated statements of operations for the years then ended. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera series A preferred stock by paying the holders cash equal to the aggregate stated value of the Artera series A preferred stock being redeemed (together with accrued and unpaid dividends). As a result of a settlement of a legal action, which included $3.3 million of accrued non-registration fees payable relating to our inability to register the shares, we recorded a gain of $2.0 million in 2003 included in non-operating other (income) expense, and we are no longer accruing these fees for three holders of Artera series A preferred stock. Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera series A preferred stock received an additional right to exchange their shares into a to be designated series of NCT preferred stock upon thirty days prior written notice. As of December 31, 2004, 8,299 shares of Artera series A preferred stock are issued and outstanding, and no shares have been converted or exchanged.

Pro Tech Communications, Inc. Preferred Stock:
(see Note 13)

     Pro Tech has designated two series of preferred stock, series A and B. Its series A convertible preferred stock consists of 1,500 designated shares, par value $0.01 per share, and a stated value of $1,000 per share with a cumulative dividend rate of 4% per annum on the stated value. The Pro Tech series B convertible preferred stock

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

consists of 500 designated shares, par value $0.01 per share, and a stated value of $1,000 per share with a cumulative dividend rate of 4% per annum on the stated value. For the years ended December 31, 2002, 2003 and 2004, $46,000, zero and zero, respectively, of a beneficial conversion was recognized on the consolidated statements of operations. The series A and B preferred stock is convertible into shares of Pro Tech's common stock at a discount from the quoted market value. In addition each share of Pro Tech series A and B preferred stock is exchangeable for shares of NCT common stock at 80% of the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five-day period out of 15 trading days preceding the date of exchange.

     Prior to the adoption of SFAS No. 150, for the years ended December 31, 2002 and 2003, we calculated the 4% dividends earned by holders of the Pro Tech series A and series B convertible preferred stock at approximately $22,000 and $11,000, respectively. These amounts are included in preferred stock dividends and in the calculation of loss attributable to common stockholders on the consolidated statement of operations for the years then ended.

     During the years ended December 31, 2002 and 2003, there were no conversions or exchanges. During the year ended December 31, 2004, 40 shares of Pro Tech series B preferred stock were converted into 2,522,042 shares of Pro Tech common stock. At December 31, 2004, there were 50 shares of Pro Tech series A preferred stock outstanding and 460 shares of Pro Tech series B preferred stock outstanding.

Treasury Stock:

     On March 1, 2002, we retired and cancelled all 6,078,065 shares of treasury stock.

16.  Common Stock Options and Warrants:

     We value options and warrants using the Black-Scholes option pricing model and account for options and warrants issued to those that are not our employees or members of our Board of Directors as outlined herein. The fair value of options and warrants issued to general consultants or as settlements are recorded as consulting expense or settlement expenses over the vesting period of the related options or warrants and classified as selling, general and administrative expenses. The relative fair value of options and warrants issued in connection with indebtedness are amortized as interest expense over the term of the related indebtedness. The allocated fair value of options and warrants issued in conjunction with preferred stock are accreted as an increase in loss attributable to common stockholders in the net loss per share computation over the vesting period of the related options or warrants. The fair value of options and warrants issued in connection with acquisitions are recorded as additional purchase price.

Stock Options:

     We have stock option plans under which directors, officers, employees and consultants may be granted options to purchase common stock or other equity-based awards. Our stock option plans that have been approved by our stockholders are as follows: 1987 Stock Option Plan (the "1987 Plan"); the NCT Group, Inc. 1992 Stock Incentive Plan (as amended, the "1992 Plan"); the NCT Group, Inc. Option Plan for Certain Directors (as amended, the "Directors Plan"); and the NCT Group, Inc. 2001 Stock and Incentive Plan (as amended, the "2001 Plan"). In addition, options outside the option plans have been granted. Due to plan expirations, no future grants of options for the purchase of shares of NCT common stock are available under the 1987 Plan, the 1992 Plan or the Directors Plan.

     As of December 31, 2004, there were no options outstanding under the 1987 Plan or the Directors Plan. The following summarizes information about our stock options outstanding and exercisable at December 31, 2004:

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


                                                  Options Outstanding                       Options Exercisable
                                     -------------------------------------------    -----------------------------------
                                                          Weighted
                                                          Average
                                                         Remaining     Weighted                              Weighted
                                                        Contractual     Average                               Average
                     Range of             Number           Life        Exercise             Number           Exercise
      Plan        Exercise Prices      Outstanding      (In Years)       Price           Exercisable (a)       Price
 --------------   ---------------    ----------------   -----------   ----------        ----------------    -----------
   1992 Plan      $ 0.103 to $1.00     38,921,799           3.17      $  0.3897           38,921,799          $ 0.3897
                                     ================                                   ================

   2001 Plan      $ 0.031 to $0.13     95,766,753 (b)       5.33      $  0.0687           95,766,753 (b)      $ 0.0687
                                     ================                                   ================

 Non-plan         $ 0.029 to $0.13     368,275,000          3.44      $  0.0454           368,275,000         $ 0.0454
                                     ================                                   ================

Footnotes:
---------
(a) Exercisable on a plan by plan basis subject to the approval by our stockholders of a sufficient increase in the number of authorized shares of common stock. (b) Approximately 77.8 million of the number of options outstanding and exercisable under the 2001 Plan are subject to the approval by our stockholders of sufficient increases in the number of authorized shares of common stock and shares available for issuance under the 2001 Plan. At the time of such stockholder approval, if the market value of our common stock exceeds the exercise price of the subject options, we will incur a charge to earnings equal to the difference between the exercise price of the option and the market price, multiplied by the number of options involved. If stockholder approval of the increase is not obtained, options granted will be reduced for the excess unauthorized shares.

1987 Plan

     Our 1987 Plan provided for the grant of up to 4.0 million shares of our common stock as either incentive stock options or nonstatutory stock options. Options to purchase shares could be granted under the 1987 Plan to persons who, in the case of incentive stock options, were our full-time employees (including officers and directors; or, in the case of nonstatutory stock options, were our employees or non-employee directors. The exercise price of all incentive stock options was required to be at least equal to the fair market value of such shares on the date of grant and could be exercisable over a ten-year period as determined by the Board of Directors. The exercise price and duration of the nonstatutory stock options were determined by the Board of Directors. In 2000, the Board of Directors determined that no future grants of options for the purchase of shares would be made under the 1987 Plan. Thus, no options for the purchase of shares are available for future grant under the 1987 Plan. At December 31, 2002 and 2003 there were outstanding, exercisable options under the 1987 Plan to acquire 1,350,000 shares of common stock at a weighted average exercise price of $0.5093 per share. All of these options expired in 2004.

1992 Plan

     On October 6, 1992, we adopted the 1992 Plan for the grant of shares and options to purchase up to 10.0 million shares of common stock to our officers, employees, consultants and directors. The exercise price of options granted under the 1992 Plan was required to be at least equal to the fair market value of such shares on the date of the grant, and such options were generally exercisable over a five to ten-year period with vesting schedules as determined by the Board of Directors. On October 20, 1998, the stockholders approved an amendment to the 1992 Plan to increase the aggregate number of shares of common stock available there under to 30.0 million. On July 13, 2000, the stockholders approved an amendment to the 1992 Plan to increase the aggregate number of shares of our common stock under the 1992 Plan from 30.0 million to 50.0 million shares.

     From time to time, the Board of Directors accelerates the vesting schedules of previously granted stock options so that the right to acquire the underlying shares becomes 100% vested. On September 20, 2001, the vesting schedule on the December 6, 2000 grant to acquire 6,000,000 shares made to our Chairman of the Board of Directors and Chief Executive Officer was accelerated in 2001 due to his formation of Artera Group, Inc. and conceptualization of its strategy.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     1992 Plan activity is summarized as follows:


                                                                           Years Ended December 31,
                                           -----------------------------------------------------------------------------------------
                                                      2002                         2003                          2004
                                           --------------------------  ----------------------------   ------------------------------
                                                            Weighted                      Weighted                      Weighted
                                                            Average                       Average                       Average
                                                            Exercise                      Exercise                      Exercise
                                            Shares           Price        Shares           Price         Shares          Price
                                           -------------   ----------  -------------   ------------   -------------   -------------
Outstanding at beginning of year            46,408,663     $  0.420     44,022,537     $   0.420       42,459,337      $  0.404
Options granted                                      -     $      -              -     $       -                -      $      -
Options exercised                                    -     $      -              -     $       -                -      $      -
Options canceled, expired or forfeited      (2,386,126)    $  0.440     (1,563,200)    $   0.672       (3,537,538)     $  0.557
                                           -------------               -------------                  -------------
Outstanding at end of year                  44,022,537     $  0.420     42,459,337     $   0.404       38,921,799      $  0.390
                                           =============               =============                  =============

Options exercisable at year-end             44,022,537     $  0.420     42,459,337     $   0.404       38,921,799      $  0.390
                                           =============               =============                  =============
Options available for grant at year-end              -     $      -              -     $       -                -      $      -
                                           =============               =============                  =============

Directors Plan

     On November 15, 1994, the Board of Directors adopted the Directors Plan which was approved by our stockholders in July 1996. As of December 31, 2004, the Directors Plan has no shares available due to the expiration of the plan. During the three years ended December 31, 2004, the activity in the Directors Plan consisted of the forfeiture in 2002 of all outstanding options (538,500). The 538,500 options had a weighted average exercise price of $0.73 per share.

2001 Plan

     On April 25, 2001, our Board of Directors adopted the 2001 Plan for the grant of shares and options to purchase up to 18,000,000 shares of common stock to directors, officers, employees and consultants. The 2001 Plan was approved by our stockholders in July 2001. The exercise price of all 2001 Plan options must be at least equal to the fair market value of our common stock on the date of grant, and the term and vesting schedules of 2001 Plan options are determined by the Board of Directors. On June 3, 2002, June 13, 2002 and October 25, 2002, the Board of Directors granted seven-year options to purchase shares of our common stock to directors, officers and employees in the aggregate amount of 430,000, 10,575,000 and 20,675,000 shares, respectively, at exercise prices of $0.081, $0.081 and $0.083, respectively, the fair market value of shares of our common stock on the respective dates of grant. On September 10, 2003, the Board of Directors granted seven-year options to purchase shares of our common stock to directors, officers and employees in the aggregate amount of 26,290,000 shares, at an exercise price of $0.054 per share, the fair market value of shares of our common stock on the date of grant. On March 17, 2004 and July 2, 2004, the Board of Directors granted seven year options to purchase shares of our common stock to directors, officers and employees in the aggregate amount of 29,010,000 and 250,000 shares respectively, at exercise prices of $0.048 and $0.031, respectively, the fair market value of our common stock on the respective dates of grant. On September 30, 2004, the Board of Directors granted a stock award of 120,000 shares. The June 13, and October 25, 2002, the 2003 and the 2004 grants and awards were made subject to the approval by our stockholders of sufficient increases in the number of shares of authorized common stock and available for issuance under the 2001 Plan.

     During 2004, our Board of Directors granted options and stock awards under the 2001 Plan for an aggregate of 29,380,000 shares of our common stock at exercise prices reflecting market prices on the dates of grant subject to sufficient increases in the number of authorized shares of common stock and the number under the 2001 Plan subject to stockholder approval of sufficient increases in the number of shares of our common stock (i) authorized and (ii) available for issuance under the 2001 Plan. At the time of such stockholder approval, if the market value of our common stock exceeds the exercise price of the subject options, the company will incur a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved. If stockholder approval of the increase is not obtained at an annual meeting of shareholders, options granted will be reduced pro rata for the excess unauthorized shares. Of these grants, 27,380,000 were granted to officers, directors and employees and 2,000,000 were granted as partial consideration for consulting services. We estimated the fair value of these consulting options using the following assumptions in applying the Black-Scholes option pricing model: dividend yield of 0%; risk-free interest rate of 1.94%; volatility

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

of 100%; and an expected life of three and one-half years and recorded charges for consulting services of approximately $0.2 million, classified as selling, general and administrative expense.

     On October 25, 2002, the Board of Directors deemed all options granted to directors, officers, consultants and employees before that date as fully vested (pending the stockholder approvals discussed above) to acknowledge its gratitude for the ongoing dedication of these individuals during the 2002 restructuring and cost-saving measures, including suspension of employee salary increases. On September 10, 2003, the Board of Directors (pending the necessary stockholder approvals) accelerated the vesting schedules of options granted to directors, officers and employees dated October 25, 2002 to 100% vested to acknowledge its continued gratitude for the dedication of these individuals. On March 17, 2004, the Board of Directors (pending the necessary stockholder approvals) deemed all options granted to directors, officers and employees on September 10, 2003 as fully vested to acknowledge its continued gratitude to these individuals. On December 31, 2004, the Board of Directors (pending the necessary stockholder approvals) accelerated the vesting schedules of options granted to directors, officers and employees in 2003 and 2004 to 100% vested to acknowledge its gratitude to these individuals during a period of continued cost-saving measures, including the suspension of employee salary increases. Although the acceleration of vesting schedules was a modification of the original grants, there was no accounting consequence because the market price on the date of the modification was lower than the original exercise price of the grants.

     2001 Plan activity is summarized as follows:


                                                                             Years Ended December 31,
                                           -----------------------------------------------------------------------------------------
                                                      2002                         2003                          2004
                                           --------------------------  ----------------------------   ------------------------------
                                                            Weighted                      Weighted                      Weighted
                                                            Average                       Average                       Average
                                                            Exercise                      Exercise                      Exercise
                                            Shares           Price        Shares           Price         Shares          Price
                                           -------------   ----------  -------------   ------------   -------------   -------------
Outstanding at beginning of year            10,387,503     $   0.13     41,485,358     $   0.100       67,054,945         $ 0.0780
Options granted                             31,680,000     $   0.08     26,290,000     $   0.054       29,260,000         $ 0.0477
Options exercised                                    -     $      -              -     $       -                -         $      -
Options canceled, expired or forfeited        (582,145)    $   0.13       (720,413)    $   0.096         (548,192)        $ 0.0915
                                           -------------               -------------                  -------------
Outstanding at end of year                  41,485,358     $   0.10     67,054,945     $   0.078       95,766,753 (a)     $ 0.0687
                                           =============               =============                  =============

Options exercisable at year-end             30,080,358     $   0.11     52,476,945     $   0.085       95,766,753         $ 0.0687
                                           =============                ============                  =============
Options available for grant at year-end              -     $      -              -     $       -                -         $       -
                                           =============                ============                  =============
Stock awards granted                                                                                      120,000
                                           =============                ============                  =============

Footnotes:
---------
(a) As of December 31, 2004, 77,766,753 of the outstanding options and the stock award of 120,000 shares under the 2001 Plan are subject to the approval by our stockholders of sufficient increases in the number of authorized shares of common and shares available for issuance under the 2001 Plan.

Non-Plan

     In 2002 and 2003, the Board of Directors granted non-plan options to acquire shares of our common stock to consulting entities in which Carole Salkind or her son were the sole shareholder (see Note 20). The fair value of these consulting options (determined using the Black-Scholes option pricing model) resulted in aggregate charges of $5.1 million and $8.3 million included in our selling, general and administrative expenses for the years ended December 31, 2002 and 2003, respectively.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     Non-plan stock option activity is summarized as follows:

                                                                             Years Ended December 31,
                                           -----------------------------------------------------------------------------------------
                                                      2002                         2003                          2004
                                           --------------------------  ----------------------------   ------------------------------
                                                            Weighted                      Weighted                      Weighted
                                                            Average                       Average                       Average
                                                            Exercise                      Exercise                      Exercise
                                            Shares           Price        Shares           Price         Shares          Price
                                           -------------   ----------  -------------   ------------   -------------   -------------
Outstanding at beginning of year               100,000     $   0.27       84,825,000   $  0.0700      368,375,000       $  0.0455
Options granted                            100,225,000     $   0.07      283,550,000   $  0.0393                -       $       -
Options exercised                                    -     $      -                -   $       -                -       $       -
Options canceled, expired or forfeited     (15,500,000)    $   0.08                -   $       -         (100,000)      $  0.2656
                                           -------------                -------------                 -------------
Outstanding at end of year                  84,825,000     $   0.07      368,375,000   $  0.0455      368,275,000       $  0.0454
                                           =============                =============                 =============

Options exercisable at year-end             84,825,000     $   0.07      368,375,000   $  0.0455      368,275,000       $  0.0454
                                           =============                =============                 =============

Warrants:

     As noted previously, we determine the fair value of our warrants using the Black-Scholes option pricing model. If issued with convertible notes or preferred stock, we allocate proceeds between the note or preferred stock and the warrants based on relative fair market value.

     During 2002, in conjunction with the issuance of convertible notes, we granted Carole Salkind five-year warrants to acquire an aggregate of 96,372,920 shares of our common stock (including 30,000,000 warrants for her irrevocable wavier to rights to exchange her notes and a warrant for shares of Pro Tech common stock) at exercise prices ranging from $0.041 to $0.097 per share, a weighted average exercise price of $0.069. The fair value of these warrants was $5.0 million. Based upon allocation of the relative fair values of the instruments, we recorded a discount of $4.4 million to the convertible notes issued to Carole Salkind. During 2002, we issued warrants to outside consultants for the right to acquire an aggregate of 10,854,167 shares of our common stock at exercise prices ranging from $0.054 to $0.75 per share, a weighted average exercise price of $0.099 and recorded a charge for consulting services of $0.6 million. Included in these shares, as consideration for advisory services by a placement agent, was a five-year warrant to acquire 5,000,000 shares of our common stock at an amended exercise price, of the lesser of $0.07 or the lowest closing bid price between January 10, 2002 and June 28, 2003, or $0.027 per share. In conjunction with the execution of a license agreement with FairPoint Broadband, Inc., on October 11, 2002 we issued a five-year warrant for 2,000,000 shares of our common stock to FairPoint Communications, Inc. exercisable at $0.15 per share. The fair value of this warrant was approximately $0.1 million which was recorded as a reduction of license fee revenue. In connection with the issuance of a promissory note on December 6, 2002, we issued two five-year warrants to the note holder, one for 1,400,000 shares of our common stock at an exercise price per share of the lesser of $0.07 or the lowest closing bid price of our common stock for the period from the grant date through the first anniversary, or $0.027 per share. The fair value of the warrant was less than $0.1 million and was recorded as a discount to the related note payable based upon allocation of the relative fair values of the instruments. The other warrant was for 15,000,000 shares at an exercise price of $0.01 per share, subject to certain conditions and vested and became exercisable in its entirety as of the date, if any, that both of the following events occurred: (a) we failed to pay when due and payable (April 7, 2003) any amount owed to the note holder under the promissory note, dated December 6, 2002, in the principal amount of $385,000, and (b) we failed, as of the date that the note became due and payable (April 7, 2003), to pay any amount owed under certain registration penalty provisions and such payment obligation had not been otherwise discharged. If the event described in clause (b) occurred but the event described in clause (a) did not occur, then this warrant vested and became exercisable as to 2,000,000 shares only. During 2003, both of these events occurred and we recorded the fair value of this warrant (calculated as of May 30, 2003) as interest expense of $0.6 million for the year ended December 31, 2003 as a result of this vesting. Based upon additional negotiation in 2003, the warrant vested as to 12.5 million shares and 2.5 million warrant shares were cancelled resulting in no accounting effect.

     During 2003, in conjunction with the issuance of convertible notes, we issued Carole Salkind five-year warrants to acquire an aggregate of 175,175,579 shares of our common stock at exercise prices ranging from $0.029 to $0.055 per share, a weighted average exercise price of $0.04078. The fair value of these warrants was $5.6 million. Based upon allocation of the relative fair values of the instruments, we recorded a discount of $4.8 million to the convertible notes issued to Carole Salkind. During 2003, we issued warrants to outside consultants for the

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

right to acquire an aggregate of 3,000,000 shares of our common stock at exercise prices ranging from $0.0312 to $0.048 per share, a weighed average exercise price of $0.0438 and recorded a charge for consulting services of $0.1 million.

     During 2004, in conjunction with the issuance of convertible notes, we issued Carole Salkind five-year warrants to acquire an aggregate of 1,513,000,000 shares of our common stock at exercise prices ranging from $0.0166 to $0.053 per share, a weighted average exercise price of $0.0267. The fair value of these warrants was $31.3 million. Based upon allocation of the relative fair values of the instruments, we recorded a discount of $22.9 million to the convertible notes issued to Carole Salkind. During 2004, we issued warrants to outside consultants for the right to acquire an aggregate of 2,750,000 shares of our common stock at exercise prices ranging from $0.020 to $0.048 per share, a weighed average exercise price of $0.0429 and recorded a charge for consulting services of approximately $0.1 million. In conjunction with the issuance of $990,000 debt to third parties in July 2004, we issued five-year warrants to acquire an aggregate of 12,500,001 shares of our common stock at an exercise price of the lower of $0.0232 or 80% of the five day closing bid price prior to exercise. The fair value of these warrants was $0.3 million.

     Warrant activity is summarized as follows:


                                                                             Years Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                        2002                         2003                          2004
                                            -----------------------------  --------------------------  -----------------------------
                                                                Weighted                    Weighted                       Weighted
                                                                Average                     Average                        Average
                                                                Exercise                    Exercise                       Exercise
                                                Shares           Price        Shares         Price        Shares            Price
                                            ----------------  -----------  -------------  -----------  -------------     -----------
Outstanding at beginning of year               43,725,585       $ 0.207      169,667,922   $ 0.0910      344,005,337      $ 0.0601
Warrants granted                              126,627,087       $ 0.066      178,175,579   $ 0.0408    1,528,250,001      $ 0.0267
Warrants exercised                                      -       $     -                -   $      -                -      $      -
Warrants canceled, expired or forfeited          (684,750)      $ 0.621       (3,838,164)  $ 0.2512      (28,917,917)     $ 0.1146
                                            ----------------               -------------               -------------
Outstanding at end of year                    169,667,922       $ 0.091      344,005,337   $ 0.0601    1,843,337,421      $ 0.0316
                                            ================               =============               =============

Warrants exercisable at year-end              168,788,705       $ 0.090      343,639,714   $ 0.0597    1,843,185,342      $ 0.0316
                                            ================               =============               =============

     The following table summarizes information about warrants outstanding at December 31, 2004:


                               Warrants Outstanding                Warrants Exercisable
                      ---------------------------------------   ---------------------------
                                                  Weighted
                                                   Average
                                       Weighted   Remaining                       Weighted
                                       Average    Contractual                     Average
       Range of           Number       Exercise      Life            Number       Exercise
   Exercise Prices      Outstanding     Price     (In Years)      Exercisable      Price
  ------------------   -----------     ------    ----------      -------------    --------
  $0.0100 to $0.0190    531,750,000   $0.01702         4.93       531,750,000     $0.01702
  $0.0200 to $0.0296    673,650,001   $0.02706         4.52       673,650,001     $0.02706
  $0.0310 to $0.0490    503,381,952   $0.04007         4.07       503,381,952     $0.04007
  $0.0500 to $0.0990    127,583,801   $0.06808         2.83       127,583,801     $0.06808
  $0.1000 to $0.7500      6,971,667   $0.29839         2.15         6,819,588     $0.29804
                      --------------                            --------------
                      1,843,337,421   $0.03158         4.39     1,843,185,342     $0.03156
                      ==============                            ==============

Stock Options and Warrants of Pro Tech Communications, Inc.:

     Pro Tech's 1998 Stock Option Plan is for the benefit of its directors, officers, employees and consultants and authorizes the issuance of up to 30 million options for shares of Pro Tech common stock. As of December 31, 2004, Pro Tech's outstanding stock options have exercise prices ranging from $0.03 to $0.4375 and a weighted average remaining contractual life of approximately 4.3 years. The following table summarizes Pro Tech's stock option activity:

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

                                                                 Years Ended December 31,
                                    ---------------------------------------------------------------------------
                                             2002                       2003                    2004
                                    -------------------------- ----------------------- ------------------------
                                                   Weighted                 Weighted                 Weighted
                                                   Average                   Average                 Average
                                                   Exercise                 Exercise                 Exercise
                                      Shares         Price       Shares       Price       Shares      Price
                                    ------------ ------------- ------------ ---------- ------------ -----------
Outstanding at beginning of year      1,740,000    $  0.283      1,372,500    $ 0.253    1,285,000     $ 0.242
Options granted                         250,000    $  0.060              -    $     -      635,000     $ 0.030
Options exercised                             -    $      -              -    $     -            -     $     -
Options expired                        (617,500)   $  0.259        (87,500)   $ 0.402     (425,000)    $ 0.221
                                    ------------               ------------            ------------
Outstanding at end of year            1,372,500    $  0.253      1,285,000    $ 0.242    1,495,000     $ 0.158
                                    ============               ============            ============
Options exercisable at year-end       1,235,000    $  0.232      1,285,000    $ 0.242    1,495,000     $ 0.158
                                    ============               ============            ============

     In connection with issuance of Pro Tech's series A preferred stock and series B preferred stock, Pro Tech issued warrants to purchase shares of its common stock. At December 31, 2004, no Pro Tech warrants are outstanding as indicated in the following table:

                                                                  Years Ended December 31,
                                    ------------------------------------------------------------------------------
                                            2002                        2003                      2004
                                    ------------------------  -------------------------- -------------------------
                                                   Weighted                   Weighted                   Weighted
                                                   Average                     Average                   Average
                                                   Exercise                   Exercise                   Exercise
                                      Shares        Price        Shares        Price       Shares         Price
                                    ------------ -----------  ------------- ------------ ------------  -----------
Outstanding at beginning of year     5,500,000     $  0.433      5,500,000     $ 0.433     1,000,000      $  0.130
Warrants granted                             -     $      -              -     $     -             -      $      -
Warrants canceled or expired                 -     $      -     (4,500,000)    $ 0.500    (1,000,000)     $  0.130
                                    ------------              -------------              ------------

Outstanding at end of year           5,500,000     $  0.433      1,000,000     $ 0.130             -      $      -
                                    ============              =============              ============

17.  Other (Income) Expense:

     Other operating income consisted of the following:

                                                          (In thousands of dollars)
                                                       For the Years Ended December 31,
                                                      ----------------------------------
                                                         2002       2003        2004
                                                      ----------  ----------  ----------
Settlement of accounts payable                         $      -    $   (54)    $     -
Write-down of prepaid royalty                               563          -           -
Minority share of loss in subsidiary - Pro Tech            (458)         -           -
Other                                                      (426)      (190)          -
                                                      ----------  ----------  ----------
 Other operating income                                $   (321)   $  (244)    $     -
                                                      ==========  ==========  ==========

     Non-operating other (income)/expense, net consisted of the following:

                                                          (In thousands of dollars)
                                                       For the Years Ended December 31,
                                                      ----------------------------------
                                                         2002       2003        2004
                                                      ----------  ----------  ----------
Finance costs associated with non-registration
 of common shares                                      $  6,070    $  2,207    $    752
Litigation settlements (Notes 11 and 15)                      -      (5,317)      3,625
Default penalties on debt (Note 12)                         441       2,103       6,752
Dissolution of Artera International (Note 11)                 -           -      (4,567)
Other-than-temporary decline in value of available
-for-sale securities                                        765           -           -
Depreciation in fair value of warrant                       151           1           -
Other                                                       (16)         63          13
                                                      ---------- ----------   ----------
 Other (income) expense (classified as non-operating)  $  7,411    $   (943)   $  6,575
                                                      ==========  ==========  ==========

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     In consideration of a license agreement with Infinite Technology Corporation, we received 1.2 million shares of ITC's common stock valued at $6.0 million determined using the quoted price of the stock on the date the shares were received ($5.00 per share). For the year ended December 31, 2002, we recorded an other-than-temporary realized loss of $0.7 million included in other (income) expense, net in the consolidated statement of operations. At December 31, 2004, an unrealized loss of $0.1 million was included on the consolidated balance sheet as part of accumulated other comprehensive income (loss).

     Other expense, net includes a $4.6 million gain on the dissolution and liquidation of Artera Group International Limited and the year ended December 31, 2003 included gains on the settlement of lawsuits in the amount of $4.9 million. During 2004, we recorded an expense of $3.6 million for settlement of PRG claims (see Note 22).

18.  Costs of Exiting Activities:

     On March 21, 2002, the Board of Directors of Artera Group International Limited, a U.K.-based subsidiary, decided that the corporation should cease all operations and be liquidated. On April 5, 2002 Artera International ceased its Internet service provider operations and entered into liquidation proceedings, resulting in a charge of $0.4 million. On July 22, 2004, the liquidator concluded the liquidation of Artera International and the notification was registered at Companies House in the UK on July 27, 2004. On October 27, 2004, the Registrar of Companies removed Artera International from its register.

     In December 2001, management decided to close our Maryland research facilities. The abandonment of this facility was completed in the first quarter of 2002. For the year ended December 31, 2002, we recorded employee termination costs of $0.3 million along with an adjustment relating to the lease termination and settlement of litigation brought by the Maryland landlord of $(0.6) million.

     These costs have been included in the consolidated statement of operations as "costs of exiting activities."

     On February 28, 2002, DMC Cinema, Inc. ceased business operations and had no material operations at date of discontinuance.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

19.  Supplemental Cash Flow Disclosures:

                                                                                                  (In thousands of dollars)
                                                                                              For the Years Ended December 31,
                                                                                          ----------------------------------------
                                                                                               2002         2003           2004
                                                                                          ------------  ------------  ------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                                $       17    $       35    $       30
                                                                                          ============  ============  ============
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized holding loss on available-for-sale securities                                $        -    $      (53)   $        -
                                                                                          ============  ============  ============
  Issuance of series H preferred stock in exchange for previously accrued
    acquisition of subsidiary                                                             $   14,000    $        -    $        -
                                                                                          ============  ============  ============
  Issuance of common stock upon conversion of principal portion of convertible
    notes                                                                                 $      375    $        -    $        -
                                                                                          ============  ============  ============
  Receipt of common stock of subsidiary for payment of note receivable                    $        -    $        -    $      640
                                                                                          ============  ============  ============
  Issuance of common stock for services                                                   $       19    $        -    $        -
                                                                                          ============  ============  ============
  Issuance of common stock upon exchange of principal portion of convertible
    notes of subsidiary                                                                   $      200    $    1,754    $        -
                                                                                          ============  ============  ============
  Property and equipment financed through capitalized leases and notes payable            $       15    $        -    $        -
                                                                                          ============  ============  ============
  Issuance of common stock to fulfill common stock payable obligation                     $        -    $    2,296    $        -
                                                                                          ============  ============  ============
  Issuance of common stock upon conversion of preferred stock and dividends               $        -    $      785    $        -
                                                                                          ============  ============  ============
  Issuance of common stock to settle litigation                                           $        -    $    4,125    $        -
                                                                                          ============  ============  ============
  Receipt of common stock of subsidiary as consideration for license amendment            $        -    $        -    $      275
                                                                                          ============  ============  ============
  Issuance of preferred stock for advance by investor in prior years                      $        -    $        -    $      230
                                                                                          ============  ============  ============
  Finance costs associated with non-registration of common shares
    on preferred stock of subsidiary                                                      $        -    $    1,896    $    2,023
                                                                                          ============  ============  ============
  Finance costs associated with non-conversion of preferred stock                         $        -    $        -    $    3,931
                                                                                          ============  ============  ============
  Principal on convertible notes and notes payable rolled into new notes                  $    8,499    $   25,932    $   67,517
                                                                                          ============  ============  ============
  Interest on convertible notes and notes payable rolled into new notes                   $      626    $    1,933    $    3,433
                                                                                          ============  ============  ============
  Default penalty on convertible notes rolled into new notes                              $      875    $    2,392    $    6,712
                                                                                          ============  ============  ============

20.  Related Parties:

Convertible Notes and Warrants Issued to Carole Salkind:

     Beginning in 1999, we have issued convertible notes to Carole Salkind, a stockholder and the spouse of a former director of NCT. During the year ended December 31, 2004, we issued $86.8 million of 8% convertible notes due in six months and a $5.0 million 12% convertible note due in five years to Carole Salkind (see Note 11) along with five-year warrants to acquire an aggregate of 1,513,000,000 shares of our common stock (see Note 16). Consideration paid for these notes included approximately $9.1 million in cash and the refinancing of notes aggregating approximately $67.5 million, along with default penalties and accrued interest. In addition, we issued her a $5.0 million note in settlement of PRG litigation (see Note 22). Carole Salkind demanded, and we agreed, that to the extent required in connection with her collateralized interests under our collateralized notes to her, we would pay the legal fees she incurs as a result of legal matters (see Note 11).

Consulting Agreements with Affiliates of Carole Salkind:

     From time to time, we have entered into consulting agreements with the following entities that are affiliates of Carole Salkind: Acme Associates, Inc.; Leben Care, Inc.; Stop Noise, Inc.; Motorworld, Incorporated; Inframe, Inc.; Avant Interactive, Inc.; Turbo Networks, Inc.; and Maple Industries, Inc. Ms. Salkind is the sole stockholder of Acme Associates, Motorworld, Inframe, Avant Interactive, Turbo Networks and Maple Industries. Ms. Salkind's son, Steven Salkind, is the sole stockholder of Leben Care and Stop Noise. All of these agreements expired by their terms during 2004 or early 2005, except our agreement with Turbo Networks, which expires in April 2005, and our agreement with Maple Industries, which expires in June 2005.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     The consultants have provided on-going consulting services and advice in a number of areas pertaining to our business affairs as we have reasonably requested from time to time, including the following: (1) advising on our strategic direction; (2) assisting us in corporate development; (3) evaluating merger, acquisition and joint venture opportunities; (4) developing and refining business plans; (5) developing business and growth strategies; (6) advising on recruiting; (7) discussing product development issues and expansion; (8) serving as a marketing liaison and facilitator; (9) evaluating marketing plans; and (10) assisting with various contract negotiations. We believe that the consulting agreements with these companies are on terms no less favorable to us than those that could be obtained from unaffiliated parties. The actual consulting services under these agreements have been performed primarily by Ms. Salkind's spouse, Morton Salkind, acting on behalf of the consultants. Mr. Salkind served as a member of our board of directors from July 1997 until January 1999.

     As compensation for these consulting services, we have generally agreed to pay cash fees and to grant stock options to the consulting entities and to provide health insurance to Mr. Salkind. Through December 31,2004, we have not paid any cash fees, but we have accrued $482,500 in fees as of December 31, 2004 and expect to accrue an additional $27,500 through June 2005, which is when the final consulting agreement will expire. In addition, we have granted five-year, fully vested stock options to the consultants that are exercisable at the then market price of our common stock on the date of grant. As of December 31, 2004, we have granted options to purchase an aggregate of 368,275,000 shares of our common stock at a weighted exercise price per share of $0.0454 to these consultants. In conjunction with the issuance of these options, we recorded charges aggregating $4.2 million, 8.3 million and zero for the years ended December 31, 2002, 2003 and 2004, respectively. Finally, we have paid health insurance premiums on behalf of Mr. Salkind of approximately $1,600, $2,200 and $4,100 in 2002, 2003 and 2004, respectively. We have not paid any cash or non-cash consulting compensation directly to Carole Salkind or Morton Salkind or to any members of their family. The consulting engagements and compensation of entities represented by Mr. Salkind is not dependent upon the ongoing funding provided by Ms. Salkind.

     Accrued consulting fees (see Note 27) and stock options granted are as follows:

                               (In thousands of dollars, except share data)

                                Accrued Fees                   Options
                           ---------------------       -----------------------
                                                                       Weighted
                                December 31,                           Average
                           -------------------                         Exercise
                             2003        2004          Shares           Price
                           --------    -------        --------          ------
Consultant
----------
Leben Care                 $ 150.0     $ 150.0         8,350,000    $  0.0969
Acme Associates               37.5        60.0       240,500,000       0.0453
Inframe                       27.5        57.5        23,000,000       0.0420
Avant Interactive             27.5        57.5        24,500,000       0.0334
Maple Industries              17.5        47.5        23,000,000       0.0440
Turbo Networks                20.0        50.0        22,550,000       0.0414
Motorworld                    30.0        60.0        23,000,000       0.0420
Stop Noise                                             3,375,000       0.0926
                           --------    --------      -----------
Total                      $ 310.0     $ 482.5       368,275,000    $  0.0454
                           ========    ========      ===========

     On January 7, 2005, we entered into a three-year consulting agreement with Morton Salkind to provide us ongoing financial and consulting advisory services as we may reasonably request from time to time. As compensation for these consulting services, we have agreed to pay to Mr. Salkind a monthly $5,000 cash fee payable at the end of the term of the agreement and to provide Mr. Salkind with the use of an automobile owned or leased by us, together with auto insurance coverage, through the term of the agreement. Our expected costs to provide this automobile are $10,800 per year.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

SpringerRun, Inc.:

     In July 2003, we entered into a consulting agreement with SpringerRun, Inc. John McCloy II, a director of NCT, is Chairman of the Board of Directors, Chief Executive Officer and a 40% stockholder of SpringerRun. John McCloy II's son, John McCloy III, is President, Treasurer, Secretary, a Director and a 25% stockholder of SpringerRun. John McCloy II's son, Rush McCloy, is a 25%
stockholder of SpringerRun. Under this consulting agreement, SpringerRun provides consulting services to us, consisting primarily of raising capital and debt financing, identifying potential joint ventures and other strategic transactions and finding distributors, licensees and end users for our products and technologies. The initial term of the SpringerRun agreement was one year, but was automatically extended for additional one-year terms unless terminated prior to the start of any one-year term by either party. Under the agreement, we have agreed to pay SpringerRun the following compensation: 6% of the amount of any equity financing arranged by SpringerRun plus 5% of this amount payable in warrants to purchase shares of our common stock; 1% of the amount of any debt financing arranged by SpringerRun; and 7% of our net revenues resulting from joint ventures or distribution, license or end user agreements arranged by SpringerRun for the first three years of these agreements and 5% of net revenues resulting from these agreements thereafter. In lieu of cash, some of the compensation described above may, at SpringerRun's request and if agreed to by us, be paid in shares of our common stock or in the shares of any joint venture entity entered into by us. We have paid expenses aggregating approximately $7,000 on behalf of SpringerRun through December 31, 2004. The compensation earned by SpringerRun under the agreement through December 31, 2004 was $1,033 and has been offset against the expenses paid by us on behalf of SpringerRun.

Spyder Technologies Group, LLC:

     In October 2003, Artera Group entered into a master distributor agreement with Spyder Technologies Group, LLC under which Spyder distributes the Artera Turbo service in Puerto Rico, the U.S. Virgin Islands and a number of countries in the Caribbean region. This agreement superseded a prior agreement entered into in October 2002. Jonathan Parrella, the son of Michael J. Parrella, our Chairman and Chief Executive Officer, is President of and holds a 25% ownership interest in Spyder. Michael J. Parrella, Jr., the son of Michael J Parrella and an officer of Artera Group, holds a 17% ownership in Spyder. Bulldog Communications, Inc. holds a 20% ownership interest in Spyder. Bulldog Communications, Inc. is owned 20% by each of Michael J. Parrella and his wife and three children: Karen Parrella, Michael Parrella, Jr., Jonathan Parrella and Daniel Parrella. Michael J. Parrella is also the Chairman of the Board, and Karen Parrella is the President, of Bulldog Communications. The term of the agreement is through February 2008. The agreement includes a compensation structure based on royalties payable by Spyder to Artera Group on sales to distributors by Spyder. The royalties are calculated on a per unit basis and vary based upon the size and category of the end user of the product and the support services provided by Artera Group. On August 1, 2004, Artera Group and Spyder entered into an amendment and waiver with respect to this agreement. Among other things, Spyder granted a limited waiver of its exclusive distribution rights in exchange for the right to certain finder's fees and the royalty amounts payable under the agreement were amended. The finder's fee and the new royalty amounts payable are comparable with those currently payable to similarly situated, unrelated finders and master distributors, respectively.

     In September 2003, Artera Group entered into a master distributor agreement with Spyder under which Spyder distributes the Artera Turbo service in the United States, Canada, South America and Central America. This agreement superseded a prior agreement entered into in October 2002. The term of the agreement is five years. The agreement includes a compensation structure based on royalties payable by Spyder to Artera Group on sales to distributors by Spyder. The royalties are calculated on a per unit basis and vary based upon the size and category of the end user of the product and the support services provided by Artera Group. On August 1, 2004, Artera and Spyder amended this agreement to amend, among other things, the royalty amounts payable under the agreement.

     Also in September 2003, Artera Group entered into a reseller agreement with Spyder under which Spyder resells the Artera Turbo service in the United States, Canada, South America and Central America. Spyder is to pay Artera Group per unit royalties that vary based upon the size and category of the end user of the product. The term of the agreement is one year, with possible renewals. On August 1, 2004, Artera and Spyder amended this agreement to amend, among other things, the royalty amounts payable under the agreement.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     On August 1, 2004, Artera and Spyder entered into a finder agreement under which Spyder will assist Artera Group in finding master distributors and resellers for Artera's Artera Turbo service. Artera will pay Spyder a monthly commission based upon agreements with master distributors or resellers reached by Artera as a result of Spyder's performance.

     Under all of the Spyder agreements, Spyder earned aggregate commissions of $143, $3,017, and $2,614 for the years ended December 31, 2002, 2003 and 2004, respectively.

     In addition, from time to time on an "as needed" basis, Spyder provides technical consulting services to Artera Group pertaining to Artera Turbo, for a fee of $20 per hour per person. Spyder earned aggregate technical consulting fees of $12,330, $86,840 and $115,206 the years ended December 31, 2002, 2003 and 2004.

Incentive Compensation of Management:

     Our Chairman of the Board of Directors and Chief Executive Officer, who, at December 31, 2004, held options and warrants to purchase an aggregate of 56,729,634 shares of our common stock, participated in an incentive bonus arrangement consisting of 1% of the value, in cash or otherwise, of transactions consummated by us with third parties, including refinancings of related party convertible notes (see Note 11). Under this bonus arrangement, we included in selling, general and administrative costs approximately $136,000, $433,000 and $902,000 for the years ended December 31, 2002, 2003 and 2004, respectively. At December 31, 2003 and 2004, $631,000 and $879,000, respectively was due this officer under this arrangement (see Note 27).

     Our President and director, who, at December 31, 2004, held options and warrants to purchase an aggregate of 14,092,073 shares of our common stock, participated in an incentive bonus arrangement consisting of 1/3% of the value, in cash or otherwise, of transactions consummated by us with third parties, including refinancings of related party convertible notes (see Note 11). Her participation in this incentive bonus arrangement commenced effective January 2001. Under this bonus arrangement, we included in selling, general and administrative costs approximately $45,000, $144,000 and $300,000 for the years ended December 31, 2002, 2003 and 2004, respectively. At December 31, 2003 and 2004, $108,000 and $372,000, respectively was due this officer under this arrangement (see Note 27).

     Our Senior Vice President, Chief Financial Officer, who, at December 31, 2004 held options and warrants to purchase an aggregate of 10,939,024 shares of our common stock, participated in an incentive bonus arrangement consisting of 1/2% of the value, in cash or otherwise, of transactions consummated by us with third parties, including refinancings of related party convertible notes (see
Note 11). Under this bonus arrangement, we included in selling, general and administrative costs approximately $68,000, $217,000 and $451,000 for the years ended December 31, 2002, 2003 and 2004, respectively. At December 31, 2003 and 2004, $163,000 and $558,000, respectively was due this officer under this arrangement (see Note 27).

     Our Senior Vice President, General Counsel and Secretary, at December 31, 2004, held options to purchase 3,350,000 shares of our common stock.

     Our Chief Operating Officer, Artera Group, Inc., at December 31, 2004, held 120,000 shares of restricted stock and options to purchase 2,280,000 shares of our common stock.

     Our former Senior Vice President, Corporate Development, who, at December 31, 2004 held options to purchase an aggregate of 6,013,049 shares of our common stock, participated in an incentive bonus arrangement under which he was eligible to receive cash compensation for completion of specified events and a cash bonus consisting of 1% of the value of specific subsidiary financing transactions in which he was directly involved and 1/2% of the value of licensing agreements and joint venture alliances in which he was directly involved. Under this bonus arrangement, we included no selling, general and administrative expenses for the years ended December 31, 2002, 2003 and 2004, respectively. At December 31, 2003 and 2004, $24,000 and $24,000 was due this officer under this arrangement.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Indebtedness of Management:

     On January 30, 2002, Michael Parrella, our Chairman of the Board of Directors and Chief Executive Officer, entered into a promissory note in the principal amount of $30,000 to borrow funds from us in anticipation of payments due under his incentive compensation arrangement. The note went into default on January 31, 2004. The note bore interest at 5.75% per annum payable at maturity and default interest after maturity at the stated rate plus 5%. The note plus accrued interest was paid in February 2004.

     Effective April 30, 2004, Jonathan Charry, an executive officer, resigned from his employment with us as our Senior Vice President, Corporate Development. On various dates in 2000 and 2001, Dr. Charry had entered into short-term promissory notes to borrow funds from us in anticipation of payments due him under his incentive compensation arrangement. As of May 1, 2002, the borrowed funds had not been repaid but were consolidated with interest into an outstanding promissory note due January 15, 2003 for a principal amount of $108,000. The note bore interest at an annual rate of 6.0% through its due date of January 15, 2003, and at prime plus 5% thereafter. This note has not been paid. We continue to seek collection on the May 1, 2002 note. In 2004, we recorded an allowance of approximately $0.1 million for the portion of the May 1, 2002 note receivable from Dr. Charry (plus accrued interest) in excess of the amount we owed to Dr. Charry (see above). At December 31, 2004, the total amount outstanding under this note, including accrued but unpaid interest through the date a reserve was recorded was $127,000.

Kambrium, AB:

     On May 20, 2004, we entered into a one-year consulting agreement with Kambrium, AB, a Swedish consulting firm. Under this agreement, Kambrium is assisting us in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities for our Artera Group business and our Artera Turbo product lines, primarily in Scandinavia. We paid Kambrium an up-front, one-time engagement fee of $30,000 to cover Kambrium's first-year expenses for their provision of services to us. In addition, our agreement with Kambrium provides for future pay-for-performance consideration that is generally based on a percentage of the value of the revenue or funding received by us as a result of Kambrium's efforts. Kambrium is currently developing several significant business prospects for our Artera Group business and our Artera Turbo product lines. Our former Senior Vice President, Corporate Development was engaged by Kambrium to provide Kambrium with product expertise to facilitate Kambrium's efforts on our behalf.

Manatt Jones Global Strategies, LLC:

     On July 1, 2004, we entered into a sixteen-month consulting agreement with Manatt Jones Global Strategies, LLC, a consulting firm. Under this agreement, Manatt Jones is assisting us in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities for our Artera Group business and our Artera Turbo product lines, primarily in Mexico, Latin America and Asia through the firm's extensive contacts in those regions, but also in the United States and elsewhere through the firm's extensive contacts in the Washington, D.C. area. Manatt Jones also provides us with use of their Washington, D.C. and New York City offices. Under this agreement, we pay a monthly fee of $16,000 to Manatt Jones for these services. Manatt Jones recruited our former Senior Vice President, Corporate Development to serve as a Managing Director in which capacity he is able to support Manatt Jones's efforts on our behalf as a result of his availability and his experience with our Artera Group business. The total paid in 2004 under this agreement was $98,000.

LightSpeed Networks, Inc.:

     On July 30, 2004, we entered into a two-year consulting agreement with LightSpeed Networks, Inc., a consulting firm. Under this agreement, LightSpeed will assist us, in particular Artera Group, in establishing distribution relationships and securing capital, funding and joint ventures. Our agreement with LightSpeed provides for future pay-for-performance consideration (after a threshold is met) that is generally based on a percentage of the value of the revenue or funding received by us as a result of LightSpeed's efforts. Our former Senior Vice President, Corporate Development is the President and sole stockholder of LightSpeed. In addition, under the agreement with LightSpeed, we agreed to waive the expiration of options that otherwise would have expired three months after his resignation from employment with us and to accelerate the vesting of any unvested options then

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

held by the former officer, in order to provide him additional incentive to further our business objectives through his efforts with LightSpeed, resulting in a charge of $0.1 million. The amount paid under the arrangement was zero.

Alpha Capital Aktiengesellschaft and Libra Finance, S.A.:

     In April 2003, we issued a convertible note in the aggregate principal amount of $235,000 to Alpha Capital Aktiengesellschaft, a beneficial owner of more than 5% of our common stock. The note matures on April 22, 2005 and bears interest at 8% per annum. The note is convertible into shares of our common stock at a conversion price per share of $0.04. We would be required to make certain liquidating damages payments if we fail to effect a requested conversion in a timely manner. We also have an obligation to register for resale the shares of our common stock issuable upon conversion of the note.

     In September 2003, we issued a convertible note in the aggregate principal amount of $400,000 to Alpha Capital and an additional convertible note in the aggregate principal amount of $40,000 to Libra Finance, S.A., a third party finder and a beneficial owner of more than 5% of our common stock. The notes mature on September 4, 2005 and bear interest at 8% per annum. The notes are convertible into shares of our common stock at a conversion price per share of 80% of the average closing bid price of our common stock for the five trading days prior to conversion. We would be required to make certain liquidating damages payments if we fail to effect a requested conversion in a timely manner. We also have an obligation to register for resale the shares of our common stock issuable upon conversion of the note.

     In July 2004, we issued a subordinated collateralized convertible note in the aggregate principal amount of $400,000 to Alpha Capital and an unsecured convertible note in the aggregate principal amount of $40,000 to Libra Finance, as third party finder. The notes mature on July 23, 2006 and bear interest at 8% per annum. The notes are convertible into shares of our common stock at a conversion price per share equal to the lesser of $0.0232 or 80% of the average closing bid price of our common stock for the five trading days prior to conversion. We would be required to make certain payments if we fail to effect a requested conversion in a timely manner. In connection with the issuance of the note to Alpha Capital, we issued Alpha Capital a five-year warrant to acquire 5,555,556 shares of our common stock at an exercise price per share equal to the conversion price of the note. We also have an obligation to register for resale the shares of our common stock issuable upon conversion of the notes and exercise of the warrants.

Crammer Road LLC:

     We have executed a number of transactions with Crammer Road (see Note 15), a beneficial owner of more than 5% of our common stock, and settled a legal action brought in 2002 by Crammer Road. Crammer Road was the sole stockholder of DMC NY, the owner of 16 licenses previously purchased from Distributed Media Corporation. We acquired 25% of DMC NY in 2001 and 75% in 2002 (see Note 3). We intended to put shares of our common stock to Crammer Road in exchange for a combination of cash and the remaining shares of DMC NY common stock under the April 12, 2001 private equity credit agreement with Crammer Road, but reacquired those 12,000 DMC NY shares in exchange for our series H preferred stock. The purchase price paid for DMC NY aggregated approximately $27.2 million and was arrived at in various negotiations between us and Crammer Road. We did not obtain a valuation from an outside firm. Crammer Road obtained the 16 DMC licenses from other investors in private transactions. The investors who initially owned the 16 DMC licenses had paid for them in 1999 with $4 million in cash and by surrendering to NCT $9.6 million of NCT series E and F preferred stock (9,600 shares at the stated value of $1,000 per share). The holders of our series E and F preferred stock were the original purchasers of the DMC licenses. The purchasers of our series E and F preferred stock (except one investor) were the same investors who contributed the 16 licenses to Crammer Road. The capital contribution of licenses to Crammer Road was for purposes of administrative convenience to provide for such contributors' undertakings in respect of their investment in Crammer Road. In turn, Crammer Road's purpose for contributing the 16 licenses to DMC NY was to provide it a perceived form of liquidity, possibly through an initial public offering or through the acquisition of DMC NY by DMC or NCT. Subsequently, it appeared that the licensees lacked the ability to initiate services under the license agreements. Concurrently, due to a lack of capital (such capital would have been provided, in part, by the licensees for services rendered on their behalf and at their request by DMC), DMC was unable to execute its business plan to provide, install and operate our digital broadcast system at locations in the New York area. DMC was undercapitalized despite the license fees received because it was unable to attract adequate private financing or complete an initial public offering to establish a sufficient installed base of Sight & Sound locations that would be

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

attractive to prospective advertisers. As such, Crammer Road did not perceive that it had an opportunity to exploit the licenses in a viable business venture. DMC did not receive any requests from Crammer Road to install the locations it had secured. In addition, Crammer Road did not seek to obtain advertising contracts as all of its efforts would require additional investment in the venture. On September 27, 2000, DMC NY issued 16,000 shares of its common stock in exchange for 16 licenses held by Crammer Road pursuant to a license exchange agreement. Certain officers and directors of NCT comprise 100% of the Board of Directors of DMC NY.

     In May 2004, we issued 27 shares ($270,000 stated value) of our series H preferred stock to Crammer Road for cash advanced in prior years of $230,000 less related fees of $24,500. In connection with the issuance, a beneficial conversion feature of $0.1 million was recorded as a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature was immediately amortized because the series H preferred is eligible to be converted on the date of issuance.

21.  Income Taxes:

     We provide for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are established for temporary differences between tax and financial reporting bases of assets and liabilities. A valuation allowance is established when we determined that it is more likely than not that a deferred tax asset will not be realized. Our temporary differences primarily result from the losses on available-for-sale securities and stock compensation expenses related to warrants and options.

     We file consolidated federal and state tax returns. At December 31, 2004, we had available estimated net operating loss carryforwards of approximately $208.0 million, estimated capital loss carryforwards of $3.6 million and estimated research and development credit carryforwards of approximately $2.6 million for federal income tax purposes, of which approximately $42.3 million will expire within the five years ending December 31, 2009 ($3.9 million expire in 2005) and approximately $165.7 million of net operating loss carryforwards and all capital loss carryforwards and research and development credits expire at various dates from December 31, 2010 through December 31, 2024. In addition, the net operating losses of acquired companies prior to their related acquisitions by us have not been included above. Our ability to utilize our net operating loss and capital loss carryforwards and research and development credits may be severely limited and subject to an annual limitation under
Section 382 of the Internal Revenue Code.

     The difference between the statutory tax rate of 34% and our effective tax rate of 0% is primarily due to the increase in the valuation allowance of $17.7 million and $15.3 million in 2003 and 2004, respectively. The difference is as follows:


                                                             Years Ended December 31,
                                             ------------------------------------------------------
                                                    2002               2003               2004
                                             ----------------   -----------------  ----------------
Statutory rate                                     (34.0)%            (34.0)%            (34.0)%
State tax net of federal effect                     (5.6)              (5.6)              (5.6)
Permanent differences:
   Goodwill                                          9.4                -                    -
   Beneficial Conversion                             -                  -                 11.9
   Other                                             4.4                0.2               (3.6)
Effect of adjustments to prior year net
   operating loss carryforwards                      -                (19.0)               6.2
Increase in valuation allowance                     25.8               58.4               25.1
                                             ----------------   -----------------  ----------------
   Effective tax rate                                - %               - %                - %
                                             ================   =================  ================

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

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

income and tax planning strategies in making this assessment.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:


                                                                 (In thousands of dollars)
                                                                       December 31,
                                                            -------------------------------------
                                                                  2003               2004
                                                            -----------------  ------------------
Accounts receivable                                           $           44       $         140
Inventory                                                                112                 135
Investments                                                            6,108               4,525
Property, equipment and intangibles                                     (193)              2,105
Accrued expenses                                                       1,347                 437
Stock compensation                                                     9,337               9,422
                                                            -----------------  ------------------
     Total temporary differences                              $       16,755       $      16,764
Net operating and capital loss carryforwards                          63,784              78,949
Federal research and development credits                               2,408               2,597
                                                            -----------------  ------------------
                                                              $       82,947       $      98,310
Less:  Valuation allowance                                           (82,947)            (98,310)
                                                            -----------------  ------------------
     Deferred taxes                                           $            -       $           -
                                                            =================  ==================

22.  Litigation:

Theater Radio Network - InsiderStreet (Neometrix) Litigation:

     On December 6, 2000, our subsidiary, DMC Cinema (formerly known as Theater Radio Network), filed suit against InsiderStreet.com, Inc. in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleged that InsiderStreet breached a May 5, 2000 advertising agreement with Theater Radio Network and sought a declaratory judgment and specific performance of the agreement. The agreement provided that, in exchange for advertising services performed by Theater Radio Network, InsiderStreet would deliver to Theater Radio Network $3 million in common stock of InsiderStreet, with an adjustment in the number of shares to ensure that the total stock delivered was worth at least $2,000,000 on May 10, 2001 and with registration of all stock delivered. InsiderStreet has to date made only a partial delivery of shares and has not registered any of the shares delivered. Discovery in this litigation has begun. On October 23, 2001, Theater Radio Network terminated its representation by outside counsel in this action due to a possible conflict of interest. On February 28, 2002, Theater Radio Network (DMC Cinema) ceased operations, although that does not preclude it (or an assignee) from further prosecuting the Theater Radio Network claims. On March 26, 2002, Theater Radio Network retained new counsel in this action. On or about October 9, 2002, InsiderStreet.com, Inc. changed its name to Neometrix Corp. On or about April 14, 2003, Neometrix Corp. changed its name to Neometrix Technology Group, Inc. Management believes that at this stage it cannot assess the likelihood of a favorable outcome. Further, since the amount of damages, if any, Theater Radio Network may recover cannot be quantified until the legal process is complete, no amount has been recorded in the consolidated financial statements.

Production Resource Group Litigation:

     In June 2001, Production Resource Group, LLC ("PRG") brought suit in Connecticut state court against us for breach of agreements relating to the lease of certain Sight & Sound equipment. In December 2001, we accepted an Offer of Judgment in the suit that required us to pay PRG $2.0 million. In January 2002, outside the scope of that judgment, PRG amended its complaint to allege that Michael Parrella, our Chairman and Chief Executive Officer, in dealing with PRG on our behalf, committed breaches of good faith and fair dealing, unfair trade practices and fraud. In December 2003, PRG brought suit in Delaware state court against us, Michael Parrella, Irene Lebovics (our President and a Director), John McCloy II (a Director) and Sam Oolie (a Director), which suit was later amended to add Cy Hammond (our Chief Financial Officer and a Director) as a defendant. In this lawsuit, PRG sought, among other things, the appointment of a receiver over our business and assets. In May 2004, PRG brought a second suit in

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Connecticut state court, this one against us and Carole Salkind, alleging fraudulent transfers in connection with certain collateral Ms. Salkind holds in connection with her loans to us.

     In October 2004, in the first Connecticut case, PRG withdrew its complaint against Mr. Parrella (without prejudice).

     On December 3, 2004, we were informed by Carole Salkind that she entered into a written agreement with PRG pursuant to which PRG assigned to Ms. Salkind all of its claims against us and our directors and officers. On December 22, 2004, we, all of the individual members of our board of directors and Ms. Salkind entered into a settlement agreement. Under this agreement, Ms. Salkind irrevocably released us and our directors from and against all claims assigned to Ms. Salkind by PRG, except as described below. In connection with her release, Ms. Salkind has agreed to dismiss (without prejudice) the three lawsuits described above.

     In consideration for entering into the settlement agreement, we issued to Ms. Salkind a five-year convertible note in the principal amount of $5 million. The note is secured by substantially all of our assets. The note bears interest, retroactive to December 1, 2004, at 12% per annum payable quarterly in arrears beginning October 1, 2005, and bears interest at a default rate of 17% per annum on any interest or principal not paid when due. At the election of Ms. Salkind, the note may be converted into 301,204,819 shares of our common stock at a conversion price per share of $0.0166 or exchanged for shares of common stock of any of our subsidiaries (other than Pro Tech) that makes a public offering of its common stock (at the public offering price).

     The settlement agreement further provides that unless there is a default under the note, Ms. Salkind may not enforce any of the PRG claims or lawsuits described above. Upon full satisfaction of the note, Ms. Salkind's release of the PRG claims automatically becomes unqualified and Ms. Salkind must dismiss the PRG lawsuits described above, this time with prejudice. However, if a default occurs under the note, all PRG claims and lawsuits against us and our directors may thereafter be enforced by Ms. Salkind, including the lawsuits previously dismissed without prejudice and including the judgment of $2.0 million plus accrued interest described above, all to the extent necessary for full satisfaction under the note.

     During 2004, we recorded an expense of $3.6 million in connection with the settlement of PRG claims. The settlement expense included consideration in the form of a convertible note payable of $5.0 million, the fair value of warrants issued of $1.3 million offset by $2.7 million of judgment and interest expense previously accrued.

     In connection with the issuance of the note, we issued to Ms. Salkind a five-year warrant to purchase 82,500,000 shares of our common stock at an exercise price per share of $0.0166.

Founding Midcore Shareholder Litigation:

     In April 2004, Jerrold Metcoff and David Wilson filed a complaint against us and Michael Parrella, our Chairman and Chief Executive Officer, in Connecticut state court, which complaint was subsequently amended to add Carole Salkind as a defendant. This action arose out of the August 29, 2000 Agreement and Plan of Merger pursuant to which Messrs. Metcoff, Wilson and others sold to us 100% of the outstanding shares of a corporation that was merged into and became our subsidiary, Midcore Software, Inc. A lookback provision in the agreement requires us to issue additional shares of our common stock to Messrs. Metcoff and Wilson to guarantee a fixed value to a prior share issuance by us that served as partial consideration under the agreement. Under the formula in the agreement, we are required to issue 26,193,025 shares for the lookback as of August 29, 2003. In addition, the agreement provides for a minimum royalty of $1.7 million through August 29, 2003, with a payment of cash or shares of common stock by us to reach the minimum amount for that date. On September 23, 2003, Messrs. Metcoff and Wilson elected to receive this royalty payment in shares. Under the formula in the agreement, we are required to issue 34,166,551 shares for the royalty payment. We did not issue any of the total of 60,359,576 shares to Messrs. Metcoff or Wilson.

     The complaint, as amended, alleges breaches of the August 29, 2000 agreement and related improper acts and omissions, including (i) our failure to issue the lookback and royalty shares; (ii) our breach of representations and warranties in or relating to the agreement; (iii) "unjust enrichment" of Artera Group in its use of intellectual property owned by the entity that became Midcore Software; (iv) misrepresentations by Mr. Parrella in connection with the agreement and the operation of Midcore Software since August 29, 2000; (v) tortuous interference by

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Artera Group and Mr. Parrella with Messrs. Metcoff's and Wilson's contractual relations with NCT and Midcore Software; (vi) our failure to deliver documents pertaining to resales by Messrs. Metcoff and Wilson of the shares of our common stock they did receive under the August 29, 2000 agreement; and (vii) fraudulent transfers and civil conspiracy of us and Ms. Salkind in a number of our
financing   transactions  and  in  the  treatment  of  our  assets  constituting collateral in these financings. The complaint, as amended, seeks damages, punitive damages, interest and attorneys' fees, all in unspecified amounts. In September 2004, the plaintiffs filed an application for a prejudgment attachment and garnishment of the assets of us and Mr. Parrella to the extent of $4,200,000. Messrs. Metcoff and Wilson have not pursued that application, but if they do, we intend, and Mr. Parrella has told us that he intends, to object to it. On January 7, 2005, the court granted our motion to strike one of the claims against Midcore Software in the amended complaint, pertaining to Midcore's responsibility for our failure to issue shares of our common stock to Messrs. Metcoff and Wilson. However, on January 24, 2005, Messrs. Metcoff and Wilson moved for permission to file a substitute complaint that would reformulate this claim against Midcore Software in an effort to remove it from the scope of the granted motion to strike. On March 23, 2005, the plantiffs objected to our motion for reformulation, and a decision is pending. Discovery in the case has begun.

     We have agreed to indemnify Mr. Parrella, to the extent permitted by our certificate of incorporation and applicable law, for any liabilities (including legal fees) Mr. Parrella may incur as a result of the claims against him in this action. We have submitted the claims against Mr. Parrella to our director and officer indemnification insurance carrier, but the carrier has not yet responded to confirm or initially deny coverage. Ms. Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured notes to her, we will pay the legal fees she incurs as a result of the claims in this action. At December 31, 2004, approximately $19,000 in legal fees were incurred by Ms. Salkind, of which $15,000 was paid by us in 2004. We intend to deny and defend against all claims against us in the action. Mr. Parrella and Ms. Salkind have told us that each intends to deny and defend against all claims against him or her in the action.

Artera Trademark Oppositions:

     In December 2002, Altera Corporation filed oppositions to the granting of all of our pending U.S. trademark registration applications for "Artera Turbo" and of some of our pending U.S. trademark registration applications for "Artera." In June 2004, Altera Corporation filed oppositions to the granting of our trademark registration applications for "Artera Turbo" and "Artera" in Australia. The alleged basis for all of these oppositions is, in essence, that the Artera marks are confusingly similar to Altera Corporation's mark of "Altera," which was registered in a number of product and service categories prior to the initial filing of the "Artera Turbo" and "Artera" applications being opposed. We intend to defend against these oppositions vigorously.

     We believe that there are no other lawsuits, patent infringement claims, matters or unasserted claims other than the matters discussed above that could have a material adverse effect on our financial position or operating results. Based upon information currently available to us, we believe that adequate provisions have been estimated and included in our consolidated financial statements for these matters.

23.  Commitments and Contingencies:

     We are obligated for minimum annual rentals under operating leases for offices, warehouse space and laboratory space, expiring through March 2010 with various renewal options, as follows

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

Leases:

                                  (In thousands of dollars)
    Year ending December 31,               Amount
  ---------------------------         ----------------
         2005                          $          700
         2006                                     625
         2007                                     605
         2008                                     511
         2009                                     403
         2010 and thereafter                       92
                                       ----------------
    Total minimum lease payments       $        2,936
                                       ================

     Rent expense was $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Benefit Plan Liability:

     In April 1996, we established the NCT Group, Inc. Benefit Plan (the "Benefit Plan") which provides, among other coverage, various health care benefits to employees and directors of our United States operations. We administer this modified self-insured Benefit Plan through a commercial third-party administrative health care provider. Our maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $0.6 million, while individual benefit exposure in each Benefit Plan fiscal year is limited to $45,000. Benefit claims in excess of these individual or maximum aggregate stop loss limits are covered by a commercial insurance provider to which we pay a nominal premium for such stop loss coverage. We record benefit claim expense in the period in which the benefit claim is incurred. We believe we have sufficient accruals to meet our obligation at December 31, 2004.

Advertising Commitments:

     As of December 31, 2004, we are obligated under Sight & Sound technology and services agreements to pay up to 25% of advertising revenue to the locations airing and displaying advertisements. The amounts under these agreements were negligible at December 31, 2004.

Contingencies:

     Under the September 30, 2004 private equity credit agreement with Crammer Road, we are required to put at least $5 million (the minimum commitment amount) of our common stock, in exchange for cash, at a discount to market of 9% (see
Note 15). This credit agreement provides that shares of up to $50 million (the maximum commitment amount) of our common stock may be sold to Crammer Road pursuant to put notices delivered by us to Crammer Road. We are obligated to register for resale no less than 150% of the minimum commitment amount.

24.      Segment Information:

     Management views NCT as being organized into three reportable operating segments: communications, media and technology. Reportable segment data as of December 31, 2002, 2003 and 2004 and for the years then ended are provided in the table below. Information about our operating segments is found following the table. Information about the goodwill and related impairment of our operating segments is found in Note 2.

     The Other data columns are used to reconcile the reportable segment data to the consolidated financial statements and is segregated into two categories, other-corporate and other-consolidating. Other-corporate consists of items maintained at our corporate headquarters and not allocated to the segments. This includes most of our debt and related cash, cash equivalents and net interest expense, litigation liabilities and non-operating fixed assets. Also included in the components of revenue attributed to other-corporate are license fees and royalty revenue from subsidiaries that are offset (eliminated) in the other-consolidating column. Other-consolidating consists of items eliminated in consolidation, such as intersegment revenue.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


                                                                      (In thousands of dollars)
                                                                                   Total
                                        Communi-                                 Reportable   ---------- Other ----------   Grand
                                        cations        Media       Technology     Segments     Corporate    Consolidating   Total
                                      ------------   ----------    -----------  ------------  -----------   ------------------------
 2004:
License Fees and Royalties - External   $  1,116     $   2,140      $    166    $    3,422     $     566     $     (566)   $  3,422
Other Revenue - External                   1,882           171             -         2,053             -              -       2,053
Revenue - Other Operating Segments         1,094             5             -         1,099            (3)        (1,096)          -
Interest (Income) Expense, net             3,265         3,030          (385)        5,910        36,757              -      42,667
Depreciation/Amortization                  1,019         1,643             2         2,664           111         (2,392)        383
Net Loss                                 (13,530)       (7,483)          196       (20,817)      (46,200)         2,391     (64,626)
Segment Assets                            14,754        22,731           756        38,241         2,377        (35,164)      5,454
Capital Expenditures                          79             -             -            79             -              -          79


 2003:
License Fees and Royalties - External   $    843      $  2,140      $     14    $    2,997     $      16     $        -    $  3,013
Other Revenue - External                   1,722           123             -         1,845             -              -       1,845
Revenue - Other Operating Segments         1,116             9             -         1,125           173         (1,298)          -
Interest (Income) Expense, net             2,593         2,796          (353)        5,036         9,252              -      14,288
Depreciation/Amortization                  1,003         1,826           115         2,944           166         (2,386)        724
Net Loss                                 (14,398)       (4,038)          (37)      (18,473)     (130,523)       118,696     (30,300)
Segment Assets                            21,279        24,548         2,017        47,844         2,486        (37,555)     12,775
Capital Expenditures                         150             -             -           150             -              -         150


 2002:
License Fees and Royalties - External   $  2,334      $  2,140      $      -    $    4,474     $      19     $        -    $  4,493
Other Revenue - External                   2,655           171             -         2,826             -              -       2,826
Revenue - Other Operating Segments           974           (41)            -           933       (10,141)         9,208           -
Interest (Income) Expense, net             1,922         1,575          (186)        3,311         4,400              -       7,711
Depreciation/Amortization                  1,107         2,026           115         3,248           198         (2,141)      1,305
Net Loss                                 (10,836)       (8,520)         (797)      (20,153)      (16,334)        (3,618)    (40,105)
Segment Assets                            21,865        25,579         2,383        49,827        14,730        (50,988)     13,569
Capital Expenditures                          18             -             -            18             -              -          18


Communications:

Artera Group, Inc.:

     Artera develops and markets our Artera Turbo software-based service that improves the effective performance of communication lines for Internet and LAN based applications such as web browsing, e-mail and file transfers. The service accomplishes these improvements by employing a number of patent-pending, performance enhancement techniques that decrease the size and increase efficiencies in the movement, storage and delivery of electronic data. Artera Turbo speeds up the normal speed of a 56k dial-up line, to speeds comparable to digital subscriber lines. Artera Turbo also accelerates other connections including cable, DSL and integrated services digital networks.

Pro Tech Communications, Inc.:

     Pro Tech develops, manufactures and distributes headphones and communications headset products and systems into the contact center, quick service restaurant, cellular/mobile telephone and consumer audio markets. Pro Tech currently offers headsets, amplifiers and headphones.

Noise Cancellation Technologies (Europe) Ltd.:

     NCT Europe provides research and engineering services in the field of active sound control technology to our other business units as needed. NCT Europe also provides technical sales support services to NCT for European sales.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

ConnectClearly.com, Inc.:

     ConnectClearly was established to focus on the development of Internet-telephony-based voice applications targeted to the e-commerce and e-CRM (electronic customer relationship management) markets. Our proprietary Internet telephony software would be the basis for developing a user-friendly "click to talk" application for improving the completion rate of Internet transactions by allowing for real-time customer service access by a user. Principal markets for ConnectClearly are the telecommunications industries and principal customers are original equipment manufacturers, system integrators and end users.

Media:

Distributed Media Corporation:

     DMC, through our Hospital Radio Network business, uses our proprietary digital technology to deliver audio and visual advertising messages integrated with CD-quality music to a variety of professional venues. In particular, our Hospital Radio Network business develops Sight & Sound networks in hospitals and other health care venues and to date has primarily focused on installations in New York City metropolitan area hospitals and outpatient health care facilities. These Sight & Sound networks allow advertisers to deliver their messages to healthcare professionals in their workplace and to numerous patients and visitors in these facilities.

Technology:

Advancel Logic Corporation:

     Advancel participates in the native Java embedded microprocessor market. Advancel's objective is to simplify application development by providing a platform for the same software to run on many different kinds of computers and other smart devices. Advancel has developed a family of processor cores that can execute instructions written both in Java byte code and the C/C++ computer language, significantly enhancing the rate of instruction execution, which opens up many potential new applications, including next generation home appliances, automotive applications, smart cards for a variety of applications, hearing aids and mobile communications devices.

25.  Geographical Information (by country of origin) - Total Segments:

                                        (In thousands of dollars)
                                         As of December 31, and
                                        For the Years then Ended
                         ----------------------------------------------------
                               2002              2003             2004
                         ----------------   ---------------   --------------
Revenue
   United States         $         4,460    $        2,290    $       2,145
   Europe                          2,453             2,179            2,230
   Far East                          406               389            1,100
                         ----------------   ---------------   --------------
     Total               $         7,319    $        4,858    $       5,475
                         ================   ===============   ==============

Identifiable Assets
   United States         $        13,464    $       12,689    $       5,353
   Europe                            105                86              101
   Far East                            -                 -                -
                         ----------------   ---------------   --------------
     Total               $        13,569    $       12,775    $       5,454
                         ================   ===============   ==============

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

26.  Selected Quarterly Financial Data (Unaudited):

     The following tables contain selected quarterly financial data for each quarter of 2004 and 2003. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.


                                                (Unaudited; in thousands of dollars, except per share data)
                                                                Year Ended December 31, 2004
                                              ----------------------------------------------------------------
                                              1st Quarter  2nd Quarter  3rd Quarter   4th Quarter  Full Year
                                              -----------  -----------  -----------  -----------   -----------
Net revenue                                    $   1,194    $   1,440    $   1,439    $   1,402     $   5,475
Gross profit                                         962        1,226        1,208          972         4,368
Loss attributable to common stockholders         (16,141)     (12,256)     (12,245)     (31,072)      (71,714)
Loss per share - basic and diluted *           $   (0.03)   $   (0.02)   $   (0.02)   $   (0.05)    $   (0.11)


                                                                Year Ended December 31, 2003
                                              ----------------------------------------------------------------
                                              1st Quarter  2nd Quarter  3rd Quarter   4th Quarter  Full Year
                                              -----------  -----------  -----------  -----------   -----------

Net revenue                                    $   1,182    $   1,050    $   1,190    $   1,436     $   4,858
Gross profit                                         971          869          945        1,219         4,004
Loss attributable to common stockholders          (7,750)      (8,730)      (3,068)     (13,700)      (33,248)
Loss per share - basic and diluted *           $   (0.02)   $   (0.02)   $   (0.01)   $   (0.02)    $   (0.06)


Footnotes:
---------
* Loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter and loss per share for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters' loss per share may not equal the full-year loss per share.

4th Quarter 2004:
-----------------
Includes $3.6 million for settlement of PRG claims.

3rd Quarter 2004:
-----------------
Includes a $4.6 million gain on the dissolution and liquidation of Artera Group International Limited.

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

27.  Subsequent Events:

Transactions with Carole Salkind and Affiliates:

     On January 7, 2005, we entered into a three-year consulting agreement with Morton Salkind to provide us ongoing financial and consulting advisory services as we may reasonably request from time to time. As compensation for these consulting services, we have agreed to pay to Mr. Salkind a monthly $5,000 cash fee payable at the end of the term of the agreement and to provide Mr. Salkind with the use of an automobile owned or leased by us, together with auto insurance coverage, through the term of the agreement. Our expected costs to provide this automobile are $10,800 per year.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     On January 26, 2005, we issued Ms. Salkind an 8% convertible note in the principal amount of $400,000, for which Ms. Salkind paid us $400,000 in cash. The note is due July 26, 2005 and may be converted into shares of our common stock at a conversion price per share of $0.0172 and exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In connection with the issuance of this note, we issued Ms. Salkind a five-year warrant to purchase 6,750,000 shares of our common stock at an exercise price per share of $0.0172.

     Also on January 26, 2005, we refinanced two 8% convertible notes that we defaulted on by non-payment in January 2005 (two notes dated July 16, 2004) by issuing Ms. Salkind an 8% convertible note in the principal amount of
$11,291,006, representing the aggregate principal rolled over ($9,869,467), default penalty (10% of the principal in default) and accrued interest. The note is due on July 26, 2005 and may be converted into shares of our common stock at a conversion price per share of $0.0172 and exchanged for shares of common stock of any of our subsidiaries (other than Pro Tech) that makes a public offering of its common stock (at the public offering price). In connection with the issuance of this note, we issued Ms. Salkind a five-year warrant to purchase 186,000,000 shares of our common stock at an exercise price per share of $0.0172.

     On February 9, 2005, we issued Ms. Salkind an 8% convertible note in the principal amount of $400,000, for which Ms. Salkind paid us $400,000 in cash. The note is due August 9, 2005 and may be converted into shares of our common stock at a conversion price per share of $0.018 and exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In connection with the issuance of this note, we issued Ms. Salkind a five-year warrant to purchase 6,750,000 shares of our common stock at an exercise price per share of $0.018.

     Also on February 9, 2005, we refinanced two 8% convertible notes that we defaulted on by non-payment in February 2005 (two notes dated August 2, 2004) by issuing Ms. Salkind an 8% convertible note in the principal amount of $15,986,794, representing the aggregate principal rolled over ($13,987,645), default penalty (10% of the principal in default) and accrued interest. The note is due on August 9, 2005 and may be converted into shares of our common stock at a conversion price per share of $0.018 and exchanged for shares of common stock of any of our subsidiaries (other than Pro Tech) that makes a public offering of its common stock (at the public offering price). In connection with the issuance of this note, we issued Ms. Salkind a five-year warrant to purchase 263,250,000 shares of our common stock at an exercise price per share of $0.018.

     On February 16, 2005, we issued Ms. Salkind an 8% convertible note in the principal amount of $400,000, for which Ms. Salkind paid us $400,000 in cash. The note is due August 16, 2005 and may be converted into shares of our common stock at a conversion price per share of $0.0184 and exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In connection with the issuance of this note, we issued Ms. Salkind a five-year warrant to purchase 6,750,000 shares of our common stock at an exercise price per share of $0.0184.

     On February 21, 2005, we refinanced an 8% convertible note that we defaulted on by non-payment dated August 10, 2004 by issuing Ms. Salkind an 8% convertible note in the principal amount of $457,762, representing the principal rolled over ($400,000), default penalty (10% of the principal in default) and accrued interest. The note matures on August 21, 2005 and may be converted into shares of our common stock at a conversion price per share of $0.0195 and exchanged for shares of common stock of any of our subsidiaries (other than Pro
Tech) that makes a public offering of its common stock (at the public offering price). In connection with the issuance of this note, we issued Ms. Salkind a five-year warrant to purchase 7,750,000 shares of our common stock at an exercise price per share of $0.019.

     On March 8, 2005, we issued Ms. Salkind an 8% convertible note in the principal amount of $390,000, for which Ms. Salkind paid us $390,000 in cash. The note is due September 8, 2005 and may be converted into shares of our common stock at a conversion price per share of $0.018 and exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In connection with the issuance of this note, we issued Ms. Salkind a five-year warrant to purchase 7,000,000 shares of our common stock at an exercise price per share of $0.018.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     On March 11, 2005, we refinanced an 8% convertible note that we defaulted on by non-payment dated September 2, 2004 by issuing Ms. Salkind an 8% convertible note in the principal amount of $457,201, representing the principal rolled over ($400,000), default penalty (10% of the principal in default) and accrued interest. The note matures on September 11, 2005 and may be converted into shares of our common stock at a conversion price per share of $0.018 and exchanged for shares of common stock of any of our subsidiaries (other than Pro
Tech) that makes a public offering of its common stock (at the public offering price). In connection with the issuance of this note, we issued Ms. Salkind a five-year warrant to purchase 7,750,000 shares of our common stock at an exercise price per share of $0.018.

     On March 23 2005, we refinanced an 8% convertible note that we defaulted on by non-payment dated September 2, 2004 by issuing Ms. Salkind an 8% convertible note in the principal amount of $2,001,439.22, representing the principal rolled over ($1,751,034.50), default penalty (10% of the principal in default) and accrued interest. The note matures on September 23, 2005 and may be converted into shares of our common stock at a conversion price per share of $0.0183 and exchanged for shares of common stock of any of our subsidiaries (other than Pro
Tech) that makes a public offering of its common stock (at the public offering price). In connection with the issuance of this note, we issued Ms. Salkind a five-year warrant to purchase 33,000,000 shares of our common stock at an exercise price per share of $0.0183.

     On March 29, 2005, we issued Ms. Salkind an 8% convertible note in the principal amount of $390,000, for which Ms. Salkind paid us $390,000 in cash. The note is due September 29, 2005 and may be converted into shares of our common stock at a conversion price per share of $0.018 and exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In connection with the issuance of this note, we issued Ms. Salkind a five-year warrant to purchase 7,000,000 shares of our common stock at an exercise price per share of $0.018.

Series I Preferred Stock:

     On March 16, 2005, we entered into preferred stock purchase agreements to issue an aggregate of approximately 975.6 shares of our newly created series I convertible preferred stock to four of our executive officers, one of our non-executive officers, a holder of shares of preferred stock of our subsidiary, Artera Group Inc., and Steven Salkind, the son of Carole Salkind, the beneficial owner of approximately 91% of our common stock. The consummation of these transactions occurred on March 22, 2005. The series I preferred stock has a stated value of $1,000 per share. No dividends are payable on the series I preferred stock. The series I preferred stock is junior in rank to our series H convertible preferred stock, but senior in rank to our common stock and has preferences over the common stock with respect to distributions and payments upon our liquidation, dissolution or winding up. The holders of series I preferred stock have no voting rights (except as may be required by law). Each share of series I preferred stock is convertible into approximately 47,619 shares of our common stock, determined by dividing the $1,000 stated value by the fixed conversion price of $0.0210 per share. The approximately 975.6 issued and outstanding shares of our series I preferred stock are convertible into approximately 46,455,127 shares of our common stock. However, the series I preferred stock is not convertible until 20 days after our stockholders approve an increase in the number of authorized shares of our common stock.

     Of the approximately  975.6 shares, we issued an aggregate of approximately
305.6 shares of our series I preferred stock to four executive officers and one non-executive officer as payment for accrued but unpaid incentive cash bonuses of $490,000 (before income tax withholding). The specific terms of each of these five agreements are as follows:


                                                                                     Net Bonus
                                                                          Gross       Amount
                                                                          Bonus      After Tax        Shares
Holder                                                                   Amount     Withholding      Purchased
------                                                                   -------    -----------    --------------
Michael J. Parrella, Chief Executive Officer and Chairman             $  125,000    $    81,000             81
Irene Lebovics, President                                                 46,000         27,000             27
Cy E. Hammond, Senior Vice President and Chief Financial Officer          72,000         41,000             41
R. Wayne Darville, Chief Operating Officer, Artera Group, Inc.           100,000      63,332.52       63.33252
Non-Executive Officer                                                    147,000      93,225.14       93.22514

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     We also issued 160 shares of series I preferred stock to an individual in exchange for 271 shares of series A convertible preferred stock of Artera Group.

     In March 2005, we issued 510 shares of our series I convertible preferred stock to Steven Salkind as payment of an aggregate of accrued consulting fees of $510,000 including amounts due through June 12, 2005, representing all consulting fees payable to the consulting entities. These consulting fees had previously been assigned to Steven Salkind by these entities.

Incentive Compensation of Management:

     On March 31, 2005 three executives agreed to waive a portion of their incentive bonus (see Note 20) earned in 2004. These amounts waived were $326,000, 107,000 and $158,000 for the Chief Executive Officer, President and Chief Financial Officer, respectively. Further, the payment of a portion of these bonus amounts are subject to certain limitations.. In addition, effective January 1, 2005 this bonus arrangement has been revised and bonuses will be calculated on certain actual cash inflows. Bonuses based on equity or financing cash inflows will cease effective June 30, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II


Board of Directors and Stockholders of
NCT Group, Inc.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements of NCT Group, Inc. and subsidiaries as of December 31, 2003 and 2004 and for each of the years ended December 31, 2002, 2003 and 2004 taken as a whole. The 2002, 2003 and 2004 information included on
Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/ Eisner LLP
-------------------
    Eisner LLP


New York, New York
February 25, 2005


                                                              SCHEDULE II

NCT GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands of dollars)


------------------------------------------------------------------------------------------------------------------------------------
               Column A                                 Column B              Column C                   Column D       Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Charged      Charged to
                                                        Balance at      to costs        other                           Balance at
                                                        beginning          and        accounts -       Deductions -       end of
              Description                                of year        expenses      Describe          Describe           year
---------------------------------------
Allowance for doubtful accounts:
      Year ended December 31, 2002                      $    298        $    77     $   (29) (a)       $   (6) (b)       $    340
      Year ended December 31, 2003                           340              8          (7) (a)            -                 341
      Year ended December 31, 2004                           341             42         (30) (a)            -                 353

Reserve for uncollectible amounts:
      Year ended December 31, 2002                         1,000              -           -                 -               1,000
      Year ended December 31, 2003                         1,000              -           -                 -               1,000
      Year ended December 31, 2004                         1,000            102           -                 -               1,102

Allowance for inventory obsolescence:
      Year ended December 31, 2002                           791            239           -              (626) (b)            404
      Year ended December 31, 2003                           404              -           -              (122) (b)            282
      Year ended December 31, 2004                           282            114           -               (54) (b)            342

Accumulated depreciation:
      Year ended December 31, 2002                         4,594            852         186  (c)       (1,836) (b)          3,796
      Year ended December 31, 2003                         3,796            429          25  (c)       (1,606) (b)          2,644
      Year ended December 31, 2004                         2,644            249          20  (c)         (193) (b)          2,720

Accumulated goodwill amortization:
      Year ended December 31, 2002                         1,124              -           -                 -               1,124
      Year ended December 31, 2003                         1,124              -           -                 -               1,124
      Year ended December 31, 2004                         1,124              -           -              (424) (d)            700

Accumulated patent and other intangibles amortization:
      Year ended December 31, 2002                         3,886            453       2,116  (e)       (2,495) (f)          3,960
      Year ended December 31, 2003                         3,960            296           -                 -               4,256
      Year ended December 31, 2004                         4,256            140           -                (4) (f)          4,392

Attention is directed to the foregoing report of independent registered accounting firm and to the notes to our consolidated financial statements.

Footnotes:
---------
(a) Accounts written off directly to expense.
(b) Accounts previously reserved for, written off in current year.
(c) Currency translation adjustments.
(d) Impairment of goodwill.
(e) Write-down intangibles to estimated fair value.
(f) Write-off fully amortized intangibles.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2005.


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


         Signature                          Title                      Date
--------------------------------------------------------------------------------


/s/ MICHAEL J. PARRELLA         Chief Executive Officer and        April 7, 2005
-------------------------   Chairman of the Board of Directors
   Michael J. Parrella         (Principal Executive Officer)


/s/ IRENE LEBOVICS                President and Director           April 7, 2005
-------------------------
   Irene Lebovics

/s/ CY E. HAMMOND              Senior Vice President, Chief        April 7, 2005
-------------------------     Financial Officer and Director
   Cy E. Hammond               (Principal Financial Officer)


/s/ JOHN J. MCCLOY                       Director                  April 7, 2005
-------------------------
   John J. McCloy II


/s/ SAMUEL A. OOLIE                      Director                  April 7, 2005
-------------------------
   Samuel A. Oolie