Form 10-K/A
period 2004-12-31
NCT GROUP INC
filed 2005-04-14
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-K/A
                                   -----------

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

Number of shares of common stock outstanding as of March 30, 2005: 641,970,392

                                EXPLANATORY NOTE

     NCT Group, Inc. (also referred to as "we" or "our") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed with the Securities and Exchange Commission on April 7, 2004, solely for the purpose of correcting certain information in
(a) Note 2 of the Notes to the Consolidated Financial Statements - Summary of Significant Accounting Policies: Goodwill and Intangible Assets with Indefinite Useful Lives (paragraph 4) and (b) Note 22 of the Notes to the Consolidated Financial Statements - Litigation: Production Resource Group Litigation (paragraph 6).

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of our Consolidated Financial Statements, as amended, is set forth below. The remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No. 1 speaks of the original filing date of the Form 10-K and reflects only the changes discussed above. The changes discussed above had no impact on our consolidated financial statements. Updated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 as exhibits, as well as a consent from Eisner LLP, our independent registered public accounting firm.

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

     In our annual assessment of the goodwill of and the value of the Midcore/Artera reporting unit (included in the communications segment), we considered the results of operations in relation to previous estimates of activity, as well as estimates of anticipated operations. Based on our inability to develop the anticipated lines of businesses and to realize results as budgeted, in part because of changes at our enterprise systems business co-developer during the last quarter of 2004, we have determined, for the purposes of our current assessment of goodwill, not to anticipate the development of additional

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

     lines of business. Although we are currently in negotiations with other parties for further development and utilization of our system, we cannot be reasonably assured such negotiations will be successful. As a result, our assessment of the value of the reporting unit, based on existing operations, is not sufficient to carry the goodwill without impairment. Based on our assessment, as of December 31, 2004, we concluded that the goodwill of the Midcore/Artera reporting unit is impaired and we recorded an impairment of $5.9 million.

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

     During 2004, we recorded an expense of $3.6 million in connection with the PRG claims. The expense included consideration in the form of a convertible note payable of $5.0 million, the fair value of warrants issued of $1.3 million offset by $2.7 million of judgment and interest expense previously accrued.

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

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2005.


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


         Signature                          Title                      Date
--------------------------------------------------------------------------------


/s/ MICHAEL J. PARRELLA         Chief Executive Officer and       April 14, 2005
-------------------------   Chairman of the Board of Directors
   Michael J. Parrella         (Principal Executive Officer)


/s/ IRENE LEBOVICS                President and Director          April 14, 2005
-------------------------
   Irene Lebovics

/s/ CY E. HAMMOND              Senior Vice President, Chief       April 14, 2005
-------------------------     Financial Officer and Director
   Cy E. Hammond               (Principal Financial Officer)


/s/ JOHN J. MCCLOY                       Director                 April 14, 2005
-------------------------
   John J. McCloy II


/s/ SAMUEL A. OOLIE                      Director                 April 14, 2005
-------------------------
   Samuel A. Oolie