Form 10-Q
period 2005-03-31
NCT GROUP INC
filed 2005-05-16
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      March 31, 2005
                                    --------------

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

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of May 16, 2005 was 641,970,392.

                                Table of Contents

                                                                                                             Page

Part I     Financial Information

Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets at December 31, 2004 and March 31, 2005
             (Unaudited)                                                                                       3
           Condensed Consolidated Statements of Operations (Unaudited) and Condensed Consolidated
             Statements of Comprehensive Loss (Unaudited) for the Three Months
             Ended March 31, 2004 and 2005                                                                     4
           Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
             Ended March 31, 2004 and 2005                                                                     5
           Notes to the Condensed Consolidated Financial Statements (Unaudited)                                6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations              21
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                         28
Item 4.    Controls and Procedures                                                                            28

Part II    Other Information

Item 1.    Legal Proceedings                                                                                  29
Item 6.    Exhibits                                                                                           30
Signatures                                                                                                    31


PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Notes 1 and 6)


                                                                                       (in thousands, except share data)
                                                                                        December 31,           March 31,
                                                                                            2004                  2005
                                                                                     ---------------        ---------------
ASSETS                                                                                                        (Unaudited)
Current assets:
  Cash and cash equivalents                                                              $   1,359              $  1,139
  Investment in available-for-sale marketable securities                                        24                    24
  Accounts receivable, net                                                                     528                   993
  Inventories, net                                                                             364                   353
  Other current assets (includes $127 and $108, respectively, due fromer officer)              248                   136
                                                                                     ---------------        ---------------
         Total current assets                                                                2,523                 2,645

Property and equipment, net                                                                    470                   437
Goodwill, net                                                                                1,252                 1,252
Patent rights and other intangibles, net                                                     1,089                 1,072
Other assets                                                                                   120                   114
                                                                                     ---------------        ---------------
                                                                                         $   5,454              $  5,520
                                                                                     ===============        ===============

LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                       $   1,909              $  2,248
  Accrued expenses-related parties                                                           8,745                 9,852
  Accrued expenses-other                                                                     9,862                10,040
  Notes payable                                                                                603                   598
  Related party convertible notes (due to a stockholder)                                    40,565                44,482
  Current maturities of convertible notes                                                    4,513                 4,610
  Deferred revenue                                                                             885                   350
  Shares of subsidiary subject to exchange into a variable number of shares                    709                   643
  Other current liabilities                                                                  6,990                 7,001
                                                                                     ---------------        ---------------
         Total current liabilities                                                          74,781                79,824
                                                                                     ---------------        ---------------
Long-term liabilities:
  Convertible notes                                                                          5,000                 5,000
  Other liabilities                                                                             63                    54
                                                                                     ---------------        ---------------
         Total long-term liabilities                                                         5,063                 5,054
                                                                                     ---------------        ---------------
Commitments and contingencies

Minority interest in consolidated subsidiaries                                               8,645                 8,415
                                                                                     ---------------        ---------------

Capital deficit:
Preferred stock, $.10 par value, 10,000,000 shares authorized:
 Convertible series H preferred stock, issued and outstanding, 1,752 shares,
    (redemption amount $20,992,210 and $21,024,000, respectively, liquidation
    amount $19,267,746 and $19,442,466, respectively)                                       19,203                19,376
Convertible series I preferred stock, zero and 975.55767 shares issued and outstanding, respectively, (redemption amount zero, liquidation amount zero
    and $975,558, respectively)                                                                -                     976
Common stock, $.01 par value, 645,000,000 shares authorized:
    issued and outstanding, 641,970,392 shares                                               6,420                 6,420
Additional paid-in capital                                                                 245,746               256,790
Common shares payable, 3,029,608 shares                                                        -                     -
Accumulated other comprehensive income                                                          86                   106
Accumulated deficit                                                                       (354,490)             (371,441)
                                                                                     ---------------        ---------------
         Total capital deficit                                                             (83,035)              (87,773)
                                                                                     ---------------        ---------------
                                                                                         $   5,454              $  5,520
                                                                                     ===============        ===============
The  accompanying  notes  are an  integral  part of the  condensed  consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)

                                                                              (in thousands, except per share amounts)
                                                                                 Three months ended March 31,
                                                                                ------------------------------
                                                                                   2004                2005
                                                                                -----------         ----------
REVENUE:
  Technology licensing fees and royalties                                       $       721         $    1,165
  Product sales, net                                                                    441                472
  Advertising                                                                            32                 36
                                                                                -----------         ----------
       Total revenue                                                                  1,194              1,673
                                                                                -----------         ----------

COSTS AND EXPENSES:
  Cost of product sales                                                                 239                169
  Cost of advertising                                                                     4                  3
  Selling, general and administrative                                                 2,088              1,298
  Research and development                                                            1,070              1,085
                                                                                -----------         ----------
       Total operating costs and expenses                                             3,401              2,555
Non-operating items:
  Other (income) expense, net                                                         1,247              2,869
  Interest expense, net                                                              12,286             13,200
                                                                                -----------         ----------
       Total costs and expenses                                                      16,934             18,624
                                                                                -----------         ----------

NET LOSS                                                                        $   (15,740)        $  (16,951)

Less:  Preferred stock dividends and other                                              401              2,661
                                                                                -----------         ----------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                        $   (16,141)        $  (19,612)
                                                                                ============        ==========

Basic and diluted loss per share attributable to
   common stockholders                                                          $     (0.03)        $    (0.03)
                                                                                ============        ==========
Weighted average common shares outstanding -
   basic and diluted                                                                645,000            645,000
                                                                                ============        ==========

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

                                                                                        (in thousands)
                                                                                 Three months ended March 31,
                                                                                ------------------------------
                                                                                   2004                2005
                                                                                -----------         ----------
NET LOSS                                                                        $   (15,740)        $  (16,951)
Other comprehensive income (loss):
  Currency translation adjustment                                                      (167)                20
  Unrealized loss on marketable securities/Adjustment of unrealized loss                 26                  -
                                                                                -----------         ----------
COMPREHENSIVE LOSS                                                              $   (15,881)        $  (16,931)
                                                                                ===========         ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 3)
(Unaudited)
                                                                                                   (in thousands)
                                                                                            Three months ended March 31,
                                                                                     ----------------------------------------
                                                                                           2004                    2005
                                                                                     ----------------        ----------------
Cash flows from operating activities:
  Net loss                                                                           $      (15,740)         $     (16,951)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                               114                     76
    Common stock, warrants and options issued as consideration for:
       Operating expenses                                                                        64                      -
    Provision for inventory reserve                                                             (28)                    (4)
    Provision for doubtful accounts and uncollectible amounts                                   (17)                    (9)
    (Gain) on disposition of fixed assets                                                         -                    (12)
    Finance costs associated with non-registration of common shares                             175                    251
    Subsidiary preferred stock dividends as interest                                              5                      5
    Default penalty on notes (related party)                                                  1,116                  2,641
    Amortization of discounts on notes (includes $5,443 and $5,290
      respectively, with related parties)                                                     5,443                  5,318
    Amortization of beneficial conversion feature on convertible notes (includes
      $5,878 and $6,341, respectively, with related parties)                                  5,889                  6,409
    Changes in operating assets and liabilities, net of acquisitions:
       Increase in accounts receivable                                                          (46)                  (456)
       Decrease in inventories                                                                   57                     16
       (Increase) decrease in other assets                                                      (11)                   118
       Increase (decrease) in accounts payable and accrued expenses                           1,949                 (1,173)
       (Decrease) increase in other liabilities and deferred revenue                           (538)                 1,594
                                                                                     ----------------        ----------------
     Net cash used in operating activities                                           $       (1,568)         $      (2,177)
                                                                                     ----------------        ----------------
Cash flows from investing activities:
    Capital expenditures                                                             $           (3)         $         (12)
                                                                                     ----------------        ----------------
Cash flows from financing activities:
    Proceeds from:
     Issuance of convertible notes and notes payable                                          1,425                  1,980
     Repayment of notes                                                                         (26)                   (31)
                                                                                     ----------------        ----------------
     Net cash provided by financing activities                                       $        1,399          $       1,949
                                                                                     ----------------        ----------------
Effect of exchange rate changes on cash                                              $          (69)         $          20
                                                                                     ----------------        ----------------
Net increase in cash and cash equivalents                                            $         (241)         $        (220)
Cash and cash equivalents at beginning of period                                                988                  1,359
                                                                                     ----------------        ----------------
Cash and cash equivalents at end of period                                           $          747          $       1,139
                                                                                     ================        ================

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, "NCT" (which may be referred to as "we," "our" or "us") means NCT Group, Inc. or NCT Group, Inc. and its subsidiaries, as the context requires. The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three months ended March 31, 2005 and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 contained in our Annual Report on Form 10-K/A.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     We have experienced substantial losses from operations since our inception, which cumulatively amounted to $371.4 million through March 31, 2005. Cash and cash equivalents amounted to $1.1 million at March 31, 2005, decreasing from $1.4 million at December 31, 2004. A working capital deficit of $77.2 million existed at March 31, 2005. We were in default of $0.5 million of our notes payable and $5.1 million of our convertible notes at March 31, 2005. Our management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenue derived from technology licensing fees and royalties, product sales and advertising. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. Uncertainty exists about the adequacy of current funds to support our activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of external financing sources to fund any cash deficiencies.

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraph raise substantial doubt at March 31, 2005 about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs--an amendment of ARB No. 43," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling cost and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for us beginning January 1, 2006. We are evaluating the impact of this standard on our consolidated financial statements.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value. In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date of SFAS No. 123R. Accordingly, this statement is effective for us beginning January 1, 2006. We have not yet determined the impact of applying the various provisions of SFAS No. 123R. (See Note 2.)

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" that amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges for us beginning July 1, 2005. We do not anticipate that the adoption of SFAS No. 153 will have a material impact on our financial position, results of operations or cash flows.

2.   Stock-Based Compensation:

     We have adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and continue to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. Under APB No. 25, no compensation costs are recognized if the option exercise price is equal to or greater than the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at the date of grant using the Black-Scholes option pricing model and compensation costs are recognized ratably over the vesting period. No stock-based employee compensation cost is reflected in our net loss attributable to common stockholders, as all options granted under our plans have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation costs been determined as prescribed by SFAS No. 123, our net loss attributable to common stockholders and net loss per share would have been the pro forma amounts indicated below:


                                                         (in thousands, except per share amounts)
                                                                    Three months ended
                                                                         March 31,
                                                            ------------------------------------
                                                                 2004               2005
                                                            ----------------    ----------------
Net loss attributable to common stockholders                  $    (16,141)       $    (19,612)
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects                   (452)                  -
                                                            ----------------    ----------------
Pro forma net loss attributable to common stockholders        $    (16,593)       $    (19,612)
                                                            ================    ================
Net loss per common share (basic and diluted):
  As reported                                                 $      (0.03)       $      (0.03)
                                                            ================    ================
  Pro forma                                                   $      (0.03)       $      (0.03)
                                                            ================    ================

         Since the options granted normally vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three months ended March 31, 2004 and 2005, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

3.   Other Financial Data:

Balance Sheet Items

     Investment in marketable securities comprises available-for-sale securities at fair market value. The following table sets forth the market value, carrying value, and realized and unrealized gain (loss) of our available-for-sale securities:



                      Adjusted
                        Cost        Unrealized     Market                                          Market
                       Basis          Gain/        Value               Unrealized    Realized      Value
(In thousands)        01/01/04       (Loss)      12/31/04  Additions      Gain         Loss      03/31/05
--------------       -----------  ----------- ----------- ----------- ------------  ----------- ------------
Available-for-sale:
  ITC                 $     38     $    (28)   $     10    $      -    $       -     $       -   $       10
  Teltran                   11            3          14           -            -             -           14
                     -----------  ----------- ----------- ----------- ------------  ----------- ------------
    Totals            $     49     $    (25)   $     24    $      -    $       -     $       -   $       24
                     ===========  =========== =========== =========== ============  =========== ============


     We review declines in the value of our investment portfolio when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. We consider all available evidence to evaluate the realizable value of our investments and to determine whether the decline in realizable value may be other-than-temporary. During the three months ended March 31, 2005, we did not recognize any decline in realizable value of our investments.

     Accounts receivable comprise the following:

                                                  December 31,      March 31,
(In thousands)                                       2004             2005
--------------                                  ---------------  ---------------
Technology license fees and royalties            $        472     $        874
Joint ventures and affiliates                              34               34
Other receivables                                         375              429
                                                ---------------  ---------------
                                                 $        881     $      1,337
Allowance for doubtful accounts                          (353)            (344)
                                                ---------------  ---------------
     Accounts receivable, net                    $        528     $        993
                                                ===============  ===============

     Inventories comprise the following:


                                                  December 31,      March 31,
(In thousands)                                       2004             2005
--------------                                  ---------------  ---------------
Finished goods                                   $        491     $        493
Components                                                215              198
                                                ---------------  ---------------
                                                 $        706     $        691
Reserve for obsolete and slow moving inventory           (342)            (338)
                                                ---------------  ---------------
     Inventories, net                            $        364     $        353
                                                ===============  ===============

     Other current assets comprise the following:

                                                  December 31,      March 31,
(In thousands)                                       2004             2005
--------------                                  ---------------  ---------------
Notes receivable                                 $      1,000     $      1,000
Due from former officer                                   127               98
Other                                                     223              136
                                                ---------------  ---------------
                                                 $      1,350     $      1,244
Reserve for uncollectible amounts                      (1,102)          (1,098)
                                                ---------------  ---------------
     Other current assets                        $        248     $        136
                                                ===============  ===============


     Other assets (long-term) comprise the following:

                                                  December 31,      March 31,
(In thousands)                                       2004             2005
--------------                                  ---------------  ---------------
Advances and deposits                            $         70     $         70
Deferred charges                                           50               44
                                                ---------------  ---------------
     Other assets (classified as long term)      $        120     $        114
                                                ===============  ===============


     Property and equipment comprise the following:


                                                  December 31,      March 31,
(In thousands)                                       2004             2005
--------------                                  ---------------  ---------------
Machinery and equipment                          $      1,284     $      1,294
Furniture and fixtures                                    585              586
Tooling                                                   493              496
Leasehold improvements                                    394              393
Other                                                     434              412
                                                ---------------  ---------------
                                                 $      3,190     $      3,181
Accumulated depreciation                               (2,720)          (2,744)
                                                ---------------  ---------------
     Property and equipment, net                 $        470     $        437
                                                ===============  ===============


Depreciation expense for the three months ended March 31, 2004 and 2005 was less than $0.1million.

     Accrued expenses comprise the following:

                                                  December 31,      March 31,
(In thousands)                                       2004             2005
--------------                                  ---------------  ---------------
Non-conversion fees due to a related party       $      3,972     $      5,231
Non-registration fees due to a related party            1,446            2,527
Interest due to a related party                         1,012            1,153
Consulting fees due to a related party                    483                -
Incentive compensation due to officers                  1,832              941
                                                ---------------  ---------------
     Accrued expenses-related parties            $      8,745     $      9,852
                                                ===============  ===============


Non-registration fees                            $      4,436     $      4,753
Interest                                                1,458            1,633
Commissions payable                                       372              118
Other                                                   3,596            3,536
                                                ---------------  ---------------
     Accrued expenses-other                      $      9,862     $     10,040
                                                ===============  ===============


     Deferred revenue comprise the following:

                                                  December 31,      March 31,
(In thousands)                                       2004             2005
--------------                                  ---------------  ---------------
New Transducers Ltd.                             $        535     $          -
Other                                                     350              350
                                                ---------------  ---------------
                                                 $        885     $        350
                                                ===============  ===============


     As of March 31, 2005, we do not expect to realize any additional cash from revenue that has been deferred.

     Other current liabilities comprise the following:

                                                  December 31,      March 31,
(In thousands)                                       2004             2005
--------------                                  ---------------  ---------------
License reacquisition payable                    $      4,000     $    4,0000
Royalty payable                                         1,679           1,679
Development fee payable                                   650             650
Due to selling shareholders of Theater Radio
 Network                                                  557             557
Due to Lernout & Hauspie                                  100             100
Other                                                      4               15
                                                ---------------  ---------------
     Other current liabilities                   $      6,990     $     7,001
                                                ===============  ===============


     Other liabilities (long-term) comprise the following:

                                                  December 31,      March 31,
(In thousands)                                       2004             2005
--------------                                  ---------------  ---------------
Note Payable-BMI                                 $         53     $        47
Other long term and capital leases                         10               7
                                                ---------------  ---------------
     Other long term liabilities                 $         63     $        54
                                                ===============  ===============

Statements of Operations Information

     Other (income) expense, net consisted of the following:

                                                       Three months ended
                                                          March 31,
                                                --------------------------------
(In thousands)                                       2004             2005
--------------                                  ---------------  ---------------
Finance costs associated with non-registration
  of common shares                               $        175     $       251
Default penalties on debt                               1,116           2,641
Other                                                     (44)            (23)
                                                ---------------  ---------------
     Other (income) expense                      $      1,247     $     2,869
                                                ===============  ===============


     We include losses from our majority-owned subsidiaries in our condensed consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of the minority shareholders' interests. Losses in excess of that amount are borne by us. Such amounts from our Pro Tech Communications, Inc. subsidiary borne by us for the three months ended March 31, 2005 were approximately $75,000. Future earnings of our majority-owned subsidiaries otherwise attributable to minority shareholders' interests will be allocated again to minority shareholders only after future earnings are sufficient to recover the cumulative losses previously absorbed by us ($2.4 million at March 31, 2005).

Supplemental Cash Flow Information



                                                                                               Three months ended March 31,
                                                                                           -------------------------------------
(In thousands)                                                                                   2004                2005
--------------                                                                             -----------------   -----------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                                  $          10       $           6
                                                                                           =================   =================
Supplemental disclosures of non-cash investing and financing activities:
    Unrealized holding loss on available-for-sale securities                                 $         (26)      $           -
                                                                                           =================   =================
    Finance costs associated with non-registration of common shares                          $         146       $       1,195
                                                                                           =================   =================
    Finance costs associated with non-conversion of preferred stock                          $           -       $       1,210
                                                                                           =================   =================
    Issuance of series I preferred stock in settlement of accrued consulting fees
    and incentive bonuses and  exchange of Artera Group Series A preferred stock             $           -                 976
                                                                                           =================   =================
    Property and equipment financed through notes payable                                    $           -       $          18
                                                                                           =================   =================
    Principal on convertible notes and notes payable rolled into new notes                   $       9,778       $      26,408
                                                                                           =================   =================
    Interest on convertible notes and notes payable rolled into new notes                    $         662       $       1,145
                                                                                           =================   =================
    Default penalty on convertible notes rolled into new notes                               $         829       $       2,641
                                                                                           =================   =================

4.   Capital Deficit:

     The changes in capital deficit during the three months ended March 31, 2005 were as follows:



NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT
                                                                                                                 Accumulated
                                                                                                                    Other
                                            Convertible Preferred Stock                                              Other
                                             Series H         Series I      Common Stock     Additional   Accumu-   Compre-
                                         ---------------  --------------  -----------------   Paid-in      lated    hensive
(In thousands)                           Shares   Amount  Shares  Amount  Shares    Amount   Capital     Deficit    Loss     Total
--------------                           ---------------  --------------  ----------------  ----------  ---------  -------   ------
Balance at December 31, 2004                 2   $19,203      -   $   0   641,970  $6,420   $245,746   ($354,490)   $ 86   ($83,035)
Conversion of preferred stock                -         -      -       -         -       -         70           -       -         70
Issuance of Series I preferred stock         -         -      1     976         -       -        155           -       -      1,131
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                  -       173      -       -         -       -       (173)          -       -          -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders          -         -      -       -         -       -        (83)          -       -        (83)
Charges for the non-registration of the
  underlying shares of NCT common stock
  to subsidiary preferred shareholders       -         -      -       -         -       -     (1,195)          -       -     (1,195)
Charges for the non-conversion/exchange
  for common stock of NCT to NCT and
  subsidiary preferred shareholders          -         -      -       -         -       -     (1,210)          -       -     (1,210)
Warrants issued in conjunction with
  convertible debt                           -         -      -       -         -       -      7,391           -       -      7,391
Beneficial conversion feature on
  convertible debt                           -         -      -       -         -       -      6,089           -       -      6,089
Net loss                                     -         -      -       -         -       -          -     (16,951)      -    (16,951)
Accumulated other comprehensive loss         -         -      -       -         -       -          -           -      20         20
                                         ------- -------  ------  ------  -------  -------  ----------  ---------  -------   -------
Balance at March 31, 2005                    2   $19,376      1   $ 976   641,970  $6,420   $256,790   ($371,441)   $106   $(87,773)
                                         ===============  ==============  ================  ==========  =========  =======   ======

5.   Notes Payable:



                                                                                   December 31,             March 31,
(In thousands)                                                                         2004                   2005
--------------                                                                   -------------------    -------------------
Note due investor (a)                                                              $        385           $        385
  Interest at 8% per annum  payable at maturity;  effective  interest rate of
  80.3% per annum  resulting  from the issuance of warrants and finders fees;
  matured April 7, 2003; default interest accrues at 18% per annum.
Note due stockholder of subsidiary                                                           40                     30
  Interest at 8.5% per annum;  monthly payments (including  interest) of $3.5 through May 2005, as revised, remainder matures June 27, 2005.
Note due former employee (a)                                                                100                    100
  $100 bears interest at 8.25% per annum, compounded annually;
  past due.
Other financings (a)                                                                         78                     83
  Interest  ranging  from 7% to 9% per annum;
  $35 due July 15, 2003; $42 and $6, respectively, all other.

                                                                                 -------------------    -------------------
                                                                                   $        603           $        598
                                                                                 ===================    ===================

Footnote:
--------
    (a)  Notes payable are in default due to nonpayment.


6.   Convertible Notes Payable:


                                                                                   December 31,             March 31,
(In thousands)                                                                         2004                   2005
--------------                                                                   -------------------    -------------------
Related Party Convertible Notes:
Issued to Carole Salkind - (a)                                                     $     58,120           $     63,886
  Weighted average effective interest rate of 89.9% per annum; accrues interest at 8% per annum except $5,000 at 12%;  collateralized  by substantially  all of the assets of NCT;  convertible into NCT common stock at prices ranging from $0.0166 - $0.02 or exchangeable  for common stock of NCT  subsidiaries  except Pro Tech; maturing by quarter as follows:

                                   2004             2005
                               ------------------------------

  March 31, 2005                $  26,408        $       -
  June 30, 2005                    26,712           26,712
  September 30, 2005                    -           32,174
  December 31, 2009                 5,000            5,000
Less: unamortized debt discounts                                                        (12,555)               (14,404)
                                                                                 -------------------    -------------------
                                                                                   $     45,565           $     49,482
Less: amounts classified as long-term                                                    (5,000)                (5,000)
                                                                                 -------------------    -------------------
                                                                                   $     40,565           $     44,482
                                                                                 ===================    ===================


                                                                                   December 31,             March 31,
(In thousands)                                                                         2004                   2005
--------------                                                                   -------------------    -------------------
Convertible Notes:
8% Convertible Notes past due                                                      $      2,641           $      2,641
     Weighted average effective interest rate of 30.8% per annum;
     generally convertible into NCT common stock at 80% of the five-day average closing bid price preceding conversion; matures
                                    2004            2005
                               --------------  --------------
     March 14, 2002            $          17   $          17
     April 12, 2002                        9               9
     January 10, 2004                    550             550
     March 11, 2004                      400             400
     April 22, 2005                      235             235
     September 4, 2005                   440             440
     July 23, 2006                       990             990

6% Convertible Notes past due                                                             2,474                  2,474
     Weighted average effective interest rate of 85.8% per annum;
     convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
                                    2004            2005
                               --------------  --------------
     January 9, 2002           $         818   $         818
     April 4, 2002                       325             325
     May 25, 2002                         81              81
     June 29, 2002                     1,250           1,250
                                                                                 -------------------    -------------------
                                                                                   $      5,115           $      5,115
Less: unamortized debt discounts                                                           (602)                  (505)
                                                                                 -------------------    -------------------
                                                                                   $      4,513           $      4,610
                                                                                 ===================    ===================

Footnotes:
---------

     (a) During the three months ended March 31, 2005, we issued an aggregate of $32.2 million of convertible notes to Carole Salkind, a stockholder and spouse of a former director of ours. These notes are secured by substantially all of our assets. During the three months ended March 31, 2005, we defaulted on payment of all notes that matured during the quarter for an aggregate principal amount of $26.4 million. For the three months ended March 31, 2005, we refinanced an aggregate of $26.4 million principal amount into new notes along with default penalties ($2.6 million) and accrued interest ($1.1 million) aggregating $30.2 million. In addition, we issued notes aggregating $2.0 million in consideration of new funding from Carole Salkind. During the three months ended March 31, 2005, we recorded original issue discounts of $6.1 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 10). In addition, beneficial conversion features totaling $7.4 million have been recorded as a discount to the notes. These discounts are amortized over the terms of the related notes. The notes entered into during the first quarter of 2004 were payable on demand requiring an immediate expensing of their related discounts. For the three months ended March 31, 2005, $11.6 million of amortization related to these and prior discounts is classified as interest expense in our condensed consolidated statements of operations. Unamortized discounts of $14.4 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of March 31, 2005. The default provisions in these notes impose a penalty of 10% of the principal payments in default and interest calculated from the date of default at the stated interest rate of the note plus 5%.

          We are in default on convertible notes aggregating $1.0 million due to a cross-default provision and non-payment. In addition, we are in default on convertible notes aggregating $0.6 million due to a cross default provision. We are also in default on convertible notes aggregating $1.0 million dated July 23,2004 due to our inability to reserve shares of our common stock issuable upon conversion of these notes.

7.   Shares of Subsidiary Subject to Exchange into a Variable Number of Shares:

     The monetary value of Pro Tech series B convertible preferred stock was approximately $643,000 in our condensed consolidated balance sheet at March 31, 2005, which is comprised of $575,000 aggregate fair value of shares plus the accrued dividends of approximately $68,000. We have the option to settle the accrued dividends in cash or common stock. We would have to issue approximately
36.6 million shares of our common stock if settlement of the stated value along with accrued dividends had occurred as of March 31, 2005. There is no limit on the number of shares of common stock that we could be required to issue upon exchange of the Pro Tech series B preferred stock.

     At March 31, 2005, there were no shares of Pro Tech series A preferred stock and 460 shares of Pro Tech series B preferred stock were outstanding. On March 31, 2005, 50 shares of the Pro Tech series A preferred stock was converted into 1,844,007 shares of Pro Tech common stock pursuant to a mandatory conversion requirement. For the three months ended March 31, 2005, we calculated the 4% dividends earned by holders of the Pro Tech series A and B preferred stock at approximately $5,000. Following adoption of SFAS No. 150 effective July 1, 2004, this amount is included on our condensed consolidated financial statements in interest expense.

8.   Commitments and Contingencies:

     On September 30, 2004, we entered into an amended and restated private equity credit agreement with Crammer Road LLC ("Crammer Road"), a Cayman Islands limited liability company that superseded and replaced a private equity credit agreement dated July 25, 2002 between us and Crammer Road. The September 2004 agreement permits us to sell to Crammer Road shares of our common stock having an aggregate value of up to $50 million (the maximum commitment amount), in exchange for cash, pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5 million of our common stock (the minimum commitment amount), in exchange for cash. All sales of our common stock to Crammer Road pursuant to the agreement will be at 91% of the market price of our common stock (defined as the average of the lowest closing bid price for any three trading days during the ten trading days immediately following the put date). We are obligated to register for resale shares of our common stock sold pursuant to the agreement in an amount no less than the number of shares for which puts are made, but in no event less than 150% of the minimum commitment amount. In order for us to be able to sell shares to Crammer Road pursuant to the agreement, we must obtain stockholder approval of an amendment to our Second Restated Certificate of Incorporation to sufficiently increase the number of authorized shares of our common stock and must establish and maintain an effective registration statement with the Securities and Exchange Commission to permit the resale of shares sold to Crammer Road pursuant to the agreement.

9.   Capital Stock:

Common Shares Available for Future Issuance

     At March 31, 2005, we were  required to reserve for issuance  approximately
10.2 billion shares of common stock based on the market price of $0.018 price per share on that date (or the discount therefrom as provided under applicable exchange or conversion agreements). The number of shares issuable upon conversion or exchange of many of our outstanding convertible and exchangeable securities varies as a function of the market price of our common stock. At March 31, 2005, the number of shares required to be reserved for issuance exceeded the number of authorized but unissued shares of our common stock. At our next stockholder meeting, we intend to seek stockholder approval of an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock. However, even if our stockholders approve the proposed amendments, the increase will not be sufficient to fully satisfy our reserve requirements. At March 31, 2005, we have been unable to satisfy valid conversion, exchange and share issuance requests to issue approximately 162.8 million shares of our common stock because of an insufficient number of authorized but unissued shares.

NCT Group, Inc. Preferred Stock

     At March 31, 2005, we had two designations of issued and outstanding preferred stock, our series H convertible preferred stock, consisting of 2,100 designated shares, and our series I convertible preferred stock, consisting of 1,000 designated shares. We are obligated to register for resale shares of our common stock issuable upon the conversion of our series H preferred stock. At March 31, 2005, 1,752 shares of series H preferred stock were issued and outstanding. The series H preferred stock is senior in rank to our common stock and has a liquidation value equal to the dividends plus the stated value ($10,000 per share) in the case of our liquidation, dissolution or winding up. The holder of our series H preferred stock (Crammer Road) has no voting rights (except as may be required by law). Each share of series H preferred stock is convertible into shares of our common stock at 75% of the average closing bid price of our common stock for the five-day trading period immediately preceding conversion. Crammer Road is subject to a limitation on its percentage ownership of our outstanding common stock. The series H preferred stock is redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H was originally issued and the redemption date. The redemption price ranges from 85% of stated value (within three months of issuance) to 120% of stated value (after nine months from issuance). On May 11, 2004, we issued 27 shares ($270,000 stated value) of our series H preferred stock to Crammer Road for cash advanced in prior years of $230,000 less related fees of $24,500. In connection with the issuance, a beneficial conversion feature of $0.1 million was recorded as a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature was immediately amortized because the series H preferred is eligible to be converted on the date of issuance. For the three months ended March 31, 2005, we calculated the 4% dividends earned by the holder of the outstanding series H preferred stock at approximately $0.2 million. The amortization of beneficial conversion feature and the dividend amount are included in the calculation of loss attributable to common stockholders.

     We received a request to convert 189 shares ($1,890,000 stated value) of series H preferred stock plus accrued dividends into 52.5 million shares of our common stock that we could not fulfill because of an insufficient number of authorized but unissued shares of common stock. Under the Certificate of Designations, Preferences and Rights governing the series H preferred stock and incorporated into the June 21, 2002 exchange agreement pursuant to which these shares were sold by us to Crammer Road, Crammer Road is entitled to (i) compensation for late delivery of conversion shares of 1% of the stated value of series H not converted ($18,900) per business day beginning March 4, 2004, the 12th business day after the conversion date; or (ii) ordinary contract breach damages. In addition, if Crammer Road elects to purchase on the open market the number of our common shares it should have been issued upon exchange of the series H shares, Crammer Road is entitled to a payment equal to the excess, if any, of the open market price over the conversion price. Neither of these remedies has yet been demanded by Crammer Road. For the three months ended March 31, 2005, we recorded charges of $1.2 million, for non-conversion of series H preferred stock into our common stock. The non-conversion charges are included in the calculation of loss attributable to common stockholders.

     Pursuant to the terms of a registration rights agreement with Crammer Road, we were obligated to file a registration statement covering these shares no later than August 28, 2004. Because we do not have a sufficient number of authorized shares of NCT common stock to issue these shares, we have not been able to file a registration statement. As a result, Crammer Road is entitled to liquidated damages at the rate of 2% per month of the stated value of our outstanding series H preferred stock. The non-registration charges are included in the calculation of loss attributable to common stockholders. For the three months ended March 31, 2005, this resulted in a charge to additional paid-in capital of $1.1 million.

     At March 31, 2005, 975.55767 shares of our series I preferred stock were issued and outstanding and held by four of our executive officers, one of our non-executive officers of NCT, a holder of shares of preferred stock of our subsidiary, Artera Group, Inc., and Steven Salkind, the son of Carole Salkind (see Note 10). Our series I preferred stock has a par value of $0.10 per share and a stated value of $1,000 per share. No dividends are payable on the series I preferred stock. The series I preferred stock is junior in rank to our series H convertible preferred stock, but senior in rank to our common stock and has preferences over the common stock with respect to distributions and payments upon our liquidation, dissolution or winding up. The holders of our series I preferred stock have no voting rights (except as may be required by law). Each share of series I preferred stock is convertible into approximately 47,619 shares of our common stock, determined by dividing the $1,000 stated value by the fixed conversion price of $0.021 per share. As a result, the 975.55767 issued and outstanding shares of our series I preferred stock are convertible into approximately 46,455,127 shares of our common stock. However, the series I preferred stock is not convertible until 20 days after our stockholders approve an increase in the number of authorized shares of our common stock.

Artera Group, Inc. Preferred Stock

     At March 31, 2005,  there were 8,299 shares  (including 271 shares owned by
NCT) of Artera series A preferred stock outstanding. During the three months ended March 31, 2005, 271 shares were exchanged for 160 shares of our series I preferred stock. Each share of series A convertible preferred stock is convertible into shares of Artera common stock at a conversion price equal to the average closing price for the five trading days prior to the conversion date. We entered into an exchange rights agreement in 2001 with ten accredited investors who hold $4.3 million in aggregate stated value of Artera series A preferred stock. Each of the ten holders of Artera series A preferred stock is entitled to exchange the Artera series A preferred stock for shares of our common stock at an exchange price per share of 100% of the average closing bid price of our common stock for the five trading days prior to the exchange date and may not convert into Artera common stock. We are obligated to register for resale shares of our common stock issuable upon the exchange of 4,276 shares of Artera series A preferred stock. For the three months ended March 31, 2005, we incurred charges of approximately $0.1 million for non-registration of the underlying shares of our common stock. Pursuant to the exchange rights agreement, we have the option at any time to redeem the shares of Artera series A preferred stock subject to the agreement by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera series A preferred stock received an additional right to exchange their shares into our preferred stock (a series to be designated) thirty days after receipt of written notice. In 2003, we received requests to exchange Artera series A preferred stock into our common stock and have been unable to fulfill these requests. For the three months ended March 31, 2005, we calculated the 4% dividends earned by holders of the Artera series A preferred stock at $0.1 million. The non-registration charges and dividends are included in the calculation of loss attributable to common stockholders.

Transactions Affecting the Common Stock of Pro Tech Communications, Inc.

     On April 5, 2004, our subsidiary, NCT Hearing, converted $0.6 million of its notes receivable due from Pro Tech into 27,846,351 shares of Pro Tech common stock. In addition, on April 6, 2004, NCT Hearing transferred 2,000,000 shares of its Pro Tech common stock to outside consultants as consideration for consulting services valued at approximately $46,000. On April 21, 2004, NCT Hearing expanded its existing exclusive worldwide technology license with Pro Tech. As consideration, NCT Hearing was issued 9,821,429 shares of Pro Tech common stock valued at $0.3 million. On April 27, 2004, 40 shares of Pro Tech series B preferred stock, plus accrued dividends, were converted into 2,522,042 shares of Pro Tech common stock and on March 31, 2005, the remaining Pro Tech series A were converted into 1,844,007 shares of Pro Tech common stock. At March 31, 2005, NCT Hearing held approximately 83% of the outstanding Pro Tech common stock.

Warrants

     During the three months ended March 31, 2005, in conjunction with the issuance of convertible notes, we issued to Carole Salkind warrants to acquire an aggregate of 532,000,000 shares of our common stock at exercise prices ranging from $0.0172 to $0.0195 per share. The fair value of these warrants was approximately $7.5 million (determined using the Black-Scholes option pricing model). Based upon the allocation of the relative fair values of the instruments, we recorded a discount to the convertible notes issued to Carole Salkind of $6.1 million during the three months ended March 31, 2005.

10.  Related Parties:

Carole Salkind and Affiliates

     During the three months ended March 31, 2005, we issued $32.2 million of 8% convertible notes due in six months from respective dates of issuance to Carole Salkind (see Note 6) along with five-year warrants to acquire an aggregate of 532,000,000 shares of our common stock (see Note 9). Consideration paid for these notes included approximately $2.0 million cash and cancellation and surrender of notes aggregating approximately $26.4 million, along with default penalty and accrued interest. Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured notes to her, we will pay the legal fees she incurs as a result of certain legal matters (see Note 11).

     On January 7, 2005, we entered into a three-year consulting agreement with Morton Salkind, the spouse of Carole Salkind, to provide us ongoing financial and consulting advisory services as we may reasonably request from time to time. As compensation for these consulting services, we have agreed to pay to Mr. Salkind a monthly $5,000 cash fee payable at the end of the term of the agreement, to reimburse Mr. Salkind and his spouse for the cost of health insurance premiums and to provide Mr. Salkind with the use of an automobile owned or leased by us, together with auto insurance coverage, through the term of the agreement. Our expected costs to provide this automobile are $10,800 per year. The consulting engagement and compensation of Mr. Salkind is not dependent upon the ongoing funding provided by Ms. Salkind.

     In March 2005, we issued 510 shares of our series I convertible preferred stock to Steven Salkind in exchange for an aggregate of accrued consulting fees of $510,000 including amounts accrued through June 12, 2005, representing all consulting fees payable in cash to consulting entities affiliated with Carole Salkind (but not to Morton Salkind personally pursuant to his January 2005 agreement) (see Note 9). These consulting fees had previously been assigned to Steven Salkind by these entities.

Executive Officer Preferred Stock Issuance

     In March 2005, we issued an aggregate of 212.33253 shares of our series I convertible preferred stock to four executive officers in exchange for accrued but unpaid incentive cash bonuses of $490,000 (before income tax withholding) (see Note 9). The specific terms of these issuances are as follows:


                                                                Net Bonus Amount
                                                     Gross          After Tax           Shares
                 Name                             Bonus Amount     Withholding         Purchased
                 ----                             ------------  ----------------       ----------
Michael J. Parrella, Chief Executive Officer      $  125,000       $   81,000                81
  and Chairman of the Board

Irene Lebovics, President                             46,000           27,000                27

Cy E. Hammond, Senior Vice President and              72,000           41,000                41
  Chief Financial Officer

R. Wayne Darville, Chief Operating Officer,          100,000        63,332.53          63.33253
  Artera Group, Inc.


Incentive Compensation of Management:

     On March 31, 2005, three executives agreed to waive a portion of their incentive bonus earned in 2004. The amounts waived were approximately $326,000, $107,000 and $158,000 for our Chief Executive Officer, President and Chief Financial Officer, respectively. In addition, these executives agreed to subject the payment of a portion of their accrued but unpaid 2004 bonus amounts to certain conditions. Furthermore, effective January 1, 2005, the incentive cash compensation arrangements applicable to these executives have been amended. For the first six months of 2005, these executives will receive incentive cash compensation consisting of a percentage of the value only of new cash and cash equivalents received by us, subject to certain payment limitations.

Manatt Jones Global Strategies, LLC

     On July 1, 2004, we entered into a sixteen-month consulting agreement with Manatt Jones Global Strategies, LLC, a consulting firm. Under this agreement, Manatt Jones is assisting us in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities for our Artera Group business and our Artera Turbo product lines, primarily in Mexico, Latin America and Asia through the firm's extensive contacts in those regions, but also in the United States and elsewhere through the firm's extensive contacts in the Washington, D.C. area. Manatt Jones also provides us with use of their Washington, D.C. and New York City offices. Under this agreement, we pay a monthly fee of $16,000 to Manatt Jones for these services. Manatt Jones recruited our former Senior Vice President, Corporate Development to serve as a Managing Director in which capacity he is able to support Manatt Jones's efforts on our behalf as a result of his availability and his experience with our Artera Group business. The total paid in the three months ended March 31, 2005 under this agreement was approximately $49,000.

     On May 1, 2005, we and Spyder Technologies Group, LLC, a company in which our Chairman and Chief Executive Officer Michael Parrella and members of his family have interests, amended the arrangement under which Spyder provides technical consulting services to our subsidiary Artera Group, Inc. The amendment was to change the cash compensation payable by Artera to Spyder from $20 per hour to $365 per day (or $45.63 per hour for a pro rata portion thereof based on an eight-hour day). No additional compensation is paid for hours in excess of eight per day. In addition, Spyder received a one-time payment of approximately $11,900, which effectively made the rate increase retroactive to January 1, 2005. The fees for services provided by Spyder under this amended arrangement are at or below the fees that would be payable for similar services provided by an unrelated consultant.

11.  Litigation:

Founding Midcore Shareholder Litigation:

     This action was filed in Connecticut state court in April 2004 by Jerrold Metcoff and David Wilson against us and Michael Parrella, our Chairman and Chief Executive Officer. The complaint was then amended to add Carole Salkind as a defendant. The plaintiffs allege that we and Mr. Parrella breached a number of representations, warranties and obligations under or relating to the August 29, 2000 Agreement and Plan of Merger by which Metcoff, Wilson and others sold to us 100% of the outstanding shares of a corporation that became our subsidiary,

Midcore Software, Inc. Among those obligations was the obligation for us to issue to Metcoff and Wilson an aggregate of 60,359,576 shares of our common stock, which we have not done. The complaint, as amended, seeks damages, punitive damages, interest and attorneys' fees, all in unspecified amounts.

     On January 7, 2005, the court granted our motion to strike one of the claims against Midcore Software in the amended complaint, pertaining to Midcore's responsibility for our failure to issue shares of its common stock to Metcoff and Wilson. However, on or about January 24, 2005, Metcoff and Wilson filed a substitute complaint to reformulate the claim against Midcore Software that had been struck. On April 25, 2005, at our request, the court required the plaintiffs to revise their substitute complaint with respect to certain distinctions in the August 29, 2000 Agreement and Plan of Merger between potential liabilities of NCT and potential liabilities of Midcore Software. Discovery in the case is ongoing. On May 10, 2005, Metcoff and Wilson informed the court that they intend to seek to further amend their complaint to add all or some members of the our board of directors, in addition to Michael Parrella, as defendants in the action, and to seek to make claims against Mr. Parrella and those other Board members for breach of fiduciary duty owed to the plaintiffs as alleged creditors. Once the proposed further amended complaint is filed by the plaintiffs, we will evaluate any director and officer indemnification and indemnification insurance issues implicated.

     Carole Salkind has demanded that we indemnify her, in connection with her security interests under our promissory notes to her, for legal fees she incurs in this action. During the three months ended March 31, 2005, Ms. Salkind incurred approximately $6,000 in such legal fees, of which we paid approximately $2,000 during that period.

     Reference is made to our Annual Report on Form 10-K/A for the year ended December 31, 2004, for further information regarding the foregoing as well as other litigation related matters. We believe there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above or in our most recent Form 10-K that could have a material adverse effect on our financial position and results of operations.

12.  Segment Information:

     We are organized into three operating segments: communications, media and technology. To reconcile the reportable segment data to the condensed consolidated financial statements, we capture other information in two categories: other-corporate and other-consolidating. Other-corporate consists of items maintained at our corporate headquarters and not allocated to the segments. This includes most of our debt and related cash and equivalents and related net interest expense, some litigation liabilities and non-operating fixed assets. Also included in the components of revenue attributed to other-corporate are license fees and royalty revenue from subsidiaries, which are offset (eliminated) in the other-consolidating column. Other-consolidating consists of items eliminated in consolidation, such as intercompany revenue.

     During the three months ended March 31, 2005, no geographic information for revenue from external customers or for long-lived assets is disclosed, as our primary markets and capital investments were concentrated in the United States. Reportable segment data for the three months ended March 31, 2005 and March 31, 2004 is as follows:


     Reportable segment data for the three months ended March 31, 2005 and March
31, 2004 is as follows:

(In thousands)
For the three months ended                Communi-                               Reportable  ---------- Other ----------    Grand
March 31, 2005                             cations      Media     Technology      Segments   Corporate     Consolidating    Total
---------------------------------------  ----------  ----------  ------------   -----------  ---------------------------------------
  License Fees and Royalties - External  $     630   $     535   $        -     $    1,165   $       6     $        (6)    $  1,165
  Other Revenue - External                     470          38            -            508           -                          508
  Revenue - Other Operating Segments           271           -            -            271           5            (276)           -
  Net Income (loss)                         (2,681)     (1,023)          74         (3,630)    (34,757)         21,436      (16,951)



For the three months ended                Communi-                               Reportable  ---------- Other ----------    Grand
March 31, 2004                             cations      Media     Technology      Segments   Corporate     Consolidating    Total
---------------------------------------  ----------  ----------  ------------   -----------  ---------------------------------------
  License Fees and Royalties - External  $      84   $     535   $      102     $      721   $       -     $         -     $    721
  Other Revenue - External                     436          37            -            473           -               0          473
  Revenue - Other Operating Segments           305           1            -            306           3            (309)           -
  Net Income (loss)                         (2,720)       (926)          70         (3,576)    (12,753)            589      (15,740)

13.  Subsequent Events:

     On April 14, 2005, we issued Carole Salkind an 8% convertible note in the principal amount of $0.39 million, for which Ms. Salkind paid us $0.39 million in cash. The note is due October 14, 2005 and may be converted into our common stock (at $0.013 per share) and exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 7.0 million shares of our common stock at an exercise price per share of $0.013.

     Also on April 14, 2005, we issued Carole Salkind an 8% convertible note in the principal amount of $0.46 million to cure our default under a note dated October 1, 2004. The principal amount of the new note represents the aggregate principal rolled over ($400,000), default penalty (10% of the principal in default) and accrued interest. The note is due on October 14, 2005 and may be converted into shares of our common stock at a conversion price per share of $0.013 and exchanged for shares of common stock of any of our subsidiaries (other than Pro Tech) that makes a public offering of its common stock (at the public offering price). In connection with the issuance of this note, we issued Ms. Salkind a five-year warrant to purchase 7,750,000 shares of our common stock at an exercise price per share of $0.013.

     On April 26, 2005, we issued Carole Salkind an 8% convertible note in the principal amount of $0.39 million, for which Ms. Salkind paid us $0.39 million in cash. The note is due October 26, 2005 and may be converted into our common stock (at $0.011 per share) and exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with this note issuance, we issued Ms. Salkind a five-year warrant to acquire 7.0 million shares of our common stock at an exercise price per share of $0.011.

     On April 29, 2005, we issued Carole Salkind two 8% convertible notes in the principal amount of $1.03 million to cure our default under notes dated October 15, 2004 and October 21, 2004. The principal amount of the new note represents the aggregate principal rolled over ($0.9 million), default penalty (10% of the principal in default) and accrued interest. The note is due on October 29, 2005 and may be converted into shares of our common stock at a conversion price per share of $0.012 and exchanged for shares of common stock of any of our subsidiaries (other than Pro Tech) that makes a public offering of its common stock (at the public offering price). In connection with the issuance of this note, we issued Ms. Salkind a five-year warrant to purchase 17,250,000 shares of our common stock at an exercise price per share of $0.012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Concerning Forward-Looking Statements

     This report contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

     o our ability to generate sufficient revenues to sustain our current level of operations and to execute our business plan;
     o    our ability to obtain additional financing if and when necessary;
     o    our substantial level of indebtedness;
     o    the level of demand for our products and services;
     o    the level and intensity of competition in our industries;
     o our ability to develop new products and the market's acceptance of these products;
     o    our ability to maintain and expand our strategic relationships;
     o    our ability to protect our intellectual property;
     o    difficulties or delays in manufacturing;
     o    our ability to effectively manage our operating costs;
     o    our ability to attract and retain key personnel; and
     o additional factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and our other filings with the Securities and Exchange Commission.

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

Overview

     We design products and develop and license technologies based upon our portfolio of patents and related proprietary rights and extensive technological know-how. Our business operations are organized into three operating segments: communications, media and technology. Our operating revenue is comprised of technology licensing fees and royalties, product sales, advertising and engineering and development services. Operating revenue for the three months ended March 31, 2005 consisted of approximately 69.6% in technology licensing fees and royalties, 28.2% in product sales, 2.2% in advertising and zero in engineering and development. The mix of our revenue sources during any reporting period may have a material impact on our results of operations. In particular, our execution of technology licensing agreements and the timing of the revenue recognized from these agreements has not been predictable.

Going Concern Risks

     Since inception, we have experienced substantial recurring losses from operations, which amounted to $371.4 million on a cumulative basis through March 31, 2005. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our revenue sources, especially technology license fees, royalties, product sales and advertising, to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, our management believes we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all. In addition, in order to obtain additional financing through the sale of shares of our common stock, we will need to obtain the approval of our stockholders of an amendment to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock. However, we can give no assurance that our stockholders would approve any increase in our authorized shares of common stock.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. These funds consist of available cash and the funding derived from our revenue sources. Cash and cash equivalents amounted to $1.1 million at March 31, 2005 and our working capital deficit was $77.2 million. We have been able to continue our operations by raising additional capital through the sale of convertible notes. We have been primarily dependent upon funding from Carole Salkind in 2003, 2004 and to date in 2005. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

     Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financings and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at March 31, 2005 about our ability to continue as a going concern. Our accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

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

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements. Additional information regarding our critical accounting policies and significant accounting policies is contained in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     At March 31, 2005, our deferred revenue aggregated $0.4 million. We do not expect to realize any additional cash in connection with recognizing revenue from our deferred revenue.

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

     In our annual assessment of the goodwill of the Midcore/Artera reporting unit (included in the communications segment), we considered the results of operations in relation to previous estimates of activity, as well as estimates of anticipated operations. Based on our inability to develop the anticipated lines of businesses and to realize results as budgeted, in part because of changes at our enterprise systems business co-developer during the last quarter of 2004, we have determined, for the purposes of our current assessment of goodwill, not to anticipate the development of additional lines of business. Although we are currently in negotiations with other parties for further development and utilization of our system, we cannot be reasonably assured such negotiations will be successful. As a result, our assessment of the value of the reporting unit, based on existing operations, is not sufficient to carry the goodwill without impairment. Based on our assessment, as of December 31, 2004, we concluded that the goodwill of the Midcore/Artera reporting unit was impaired and we recorded an impairment of $5.9 million. At March 31, 2005, our goodwill, net consisting of the Advancel and NCT Hearing reporting units was $1.3 million. Our next annual evaluation is planned for December 31, 2005.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for each of the three months ended March 31, 2004 and 2005 was $0.1 million.

     We evaluate the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. We evaluate our intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows. At March 31, 2005, our patent rights and other intangibles, net were $1.1 million. Our next evaluation is planned for December 31, 2005.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 31, 2004.

     Revenue. Total revenue for the three months ended March 31, 2005 was $1.7 million as compared to $1.2 for same period in 2004, an increase of $0.5 or 41.7%, primarily due to the timing of reporting of royalties from OKI Electric Industry Ltd. Total revenue for the three months ended March 31, 2005 consisted of approximately 69.6% in technology licensing fees and royalties, 28.2% in product sales and 2.2% in advertising revenue as compared to the three months ended March 31, 2004 of approximately 60.4% in technology licensing fees and royalties, 36.9% in product sales and 2.7% in advertising revenue.

     Technology licensing fees and royalties were $1.2 million for the three months ended March 31, 2005 as compared to $0.7 million for the same period in 2004, an increase of $0.5 million, or 71.4%. This increase was due primarily to royalties resulting from the license of our ClearSpeech(R) adaptive speech filter algorithm to Sharp for use in third generation cellular phones and the license of our ClearSpeech(R) algorithms to Oki for use in large scale integrated circuits for communications applications. Our recognition of license fee revenue for both periods was due primarily to recognition of deferred revenue from the New Transducers Ltd. ("NXT") license. At March 31, 2005, our deferred revenue related to NXT was zero. No additional cash will be realized from our deferred revenue.

     For the three months ended March 31, 2005 product sales were $0.5 million compared to $0.4 million for the same period in 2004. Gross profit on product sales, as a percentage of product sales, for the three months ended March 31, 2005 and 2004 was 64.2% and 45.8%, respectively, primarily due to the change in product mix in the Communications Segment. For the three months ended March 31, 2005 and 2004, 92% of our product sales were attributable to our communications segment. The mix of our product sales within the communications segment for the three months ended March 31, 2005 included 62% of Pro Tech products and 19% of Artera Turbo subscriptions whereas the same period in the prior year included 61% of Pro Tech products and 13% of Artera Turbo subscriptions. Our subscriber base that generated the Artera Turbo product sales for the three months ended March 31, 2005 consisted of residential and small business users.

     Advertising revenue was $36,000 for the three months ended March 31, 2005 compared to $32,000 for the same period in 2004.

     Costs and expenses. Total costs and expenses for the three months ended March 31, 2005 were $18.6 million compared to $16.9 million for the same period in 2004, an increase of $1.7 million, or 10.1%, due primarily to an $1.5 million increase in default penalties on convertible notes and an increase of $0.9 million in interest expense partially offset by a decrease in selling, general and administrative expenses of $0.8 million.

     For the three months ended March 31, 2005, selling, general and administrative expenses totaled $1.3 million as compared to $2.1 million for the three months ended March 31, 2004, a decrease of $0.8 million, or 38.1%. This decrease was due primarily to the waiver by three executives of a portion of their incentive bonus earned in 2004. These amounts waived were approximately $326,000, $107,000 and $158,000 for our Chief Executive Officer, President and Chief Financial Officer, respectively.

     For each of the three months ended March 31, 2005 and March 31, 2004, research and development expenditures totaled $1.1 million due primarily to Artera research and development efforts including the development of other components of our Artera Turbo and Rev The Web product offerings.

     For the three months ended March 31, 2005, other (income) expense, net totaled $2.9 million as compared to $1.2 million for the three months ended March 31, 2004, an increase of $1.7 million, or 141.7%. The increase was due primarily to a $1.5 million increase in default penalties on convertible notes.

     For the three months ended March 31, 2005, interest expense, net totaled $13.2 million as compared to $12.3 million for the three months ended March 31, 2004, an increase of $0.9 million, or 7.3%. The increase in interest expense was attributable to the increase in debt and the amortization of the relative fair value of warrants (original issue discounts and beneficial conversion features) allocated to the related debt. Interest expense for the three months ended March 31, 2005 included amortization of original issue discounts of $5.3 million, amortization of beneficial conversion features in convertible debt of $6.4 million, and interest on convertible debt issued by us of $1.5 million.

Liquidity and Capital Resources

     We have experienced substantial losses from operations since inception, which have been recurring and amounted to $371.4 million on a cumulative basis through March 31, 2005. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

    o   the issuance of our and our subsidiaries' convertible debt;
    o   the sale of our and our subsidiaries' common stock;
    o   the sale of our and our subsidiaries' convertible preferred stock;
    o   technology licensing fees;

    o   royalties;
    o   product sales;
    o   advertising revenue; and
    o   engineering and development services.

     We believe that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenues derived from technology licensing fees and royalties, product sales and advertising. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. In addition, we currently do not have a sufficient number of authorized but unissued shares of our common stock to effect conversions and exchanges of our and our subsidiaries' derivative securities. At our next annual meeting of stockholders, to be held in June 2005, we will ask our stockholders to consider and approve an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock. However, we can give no assurance that our stockholders will approve this amendment, or that if approved, the increase will be sufficient to satisfy all requests to convert or exchange derivative securities into shares of our common stock. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at March 31, 2005 about our ability to continue as a going concern.

     We have entered into financing transactions because internally generated funding sources have been insufficient to maintain our operations. Our financing transactions to fund our business pursuits during the three months ended March 31, 2005 are described in the notes to the condensed consolidated financial statements. In 2005, we have continued to be primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Ms. Salkind will continue to provide funds to us. Our belief that funding from her will continue is based primarily upon her continued funding of us during 2003, 2004 and to date in 2005 despite our failure to repay her notes as the notes matured. However, we have no legally binding assurance that Ms. Salkind will continue to fund us in the short-term or that the amount, timing and duration of the funding from her will be adequate to sustain our business operations.

     Our monthly use of operating cash for each of the three months ended March 31, 2005 was approximately $797,000. In the absence of a significant infusion of new capital, we anticipate that our monthly use of cash over the next 12 months will not exceed this level, assuming continued funding from Carole Salkind or other sources to satisfy the amounts not funded by royalty collections and product sales. Of our monthly cash expenditures, approximately $725,000 is used to fund payroll and payroll-related costs (such as taxes and health insurance) and the balance is used for other operating expenses, (including rents, utilities, and arrearage arrangements).

     At March 31, 2005, our cash and cash equivalents aggregated $1.1 million. Our working capital deficit was $77.2 million at March 31, 2005, compared to a deficit of $72.3 million at December 31, 2004, a $4.9 million increase. Our current assets were approximately $2.6 million at March 31, 2005 compared to approximately $2.5 million at December 31, 2004. Our current liabilities were approximately $79.8 million at March 31, 2005 compared to approximately $74.8 million at December 31, 2004. The $5.0 million increase in current liabilities was due primarily to the issuance and refinancing of convertible notes to Carole Salkind of $3.9 million (net of discounts), an increase in accrued expenses due to non-registration costs and liquidated damages of $2.7 million offset by reductions in consulting fees of $0.5 million and incentive compensation of $0.9 million. At March 31, 2005, our current liabilities consisted of indebtedness ($49.7 million), accrued liabilities ($19.9 million), other current liabilities ($7.0 million), accounts payable ($2.2 million), deferred revenue ($0.4 million) and shares of subsidiary subject to exchange rights ($0.6 million). We anticipate that we may not be required to settle all of our current liabilities in cash. Most of our indebtedness (and accrued interest thereon) is convertible into shares of our common stock and may be converted to the extent we are able to obtain stockholder approval of a proposal to increase the number of authorized shares of our common stock.

     At March 31, 2005, we were in default of $0.5 million of our notes payable and $5.1 million of our convertible notes. The following table summarizes our indebtedness in default at March 31, 2005:



                                                        New             Defaults
(in millions)                  Indebtedness           Defaults            Cured          Indebtedness
-------------                   In Default             during            during           In Default
Notes Payable:                   12/31/04            the Period        the Period         03/31/05
                              ---------------       -------------     -------------    ----------------
Former Employee / Other       $           0.5 (a)               -                 -    $            0.5 (a)
                              ---------------       -------------     -------------    ----------------
  Subtotal                    $           0.5       $           -     $           -    $            0.5
                              ---------------       -------------     -------------    ----------------

Convertible Notes Payable:
Carole Salkind Notes          $             -       $        26.4     $       (26.4)   $              - (a)
8% Notes                                  2.6 (a,b)             -                 -                 2.6 (a,b)
6% Notes                                  2.5 (a)               -                 -                 2.5 (a)
                              ---------------       -------------     -------------    ----------------
  Subtotal                    $           5.1       $        26.4     $       (26.4)   $            5.1
                              ---------------       -------------     -------------    ----------------
Grand Total                   $           5.6       $        26.4     $       (26.4)   $            5.6
                              ===============       =============     =============    ================

Footnotes:
----------

     (a)  Default due to nonpayment.
     (b)  Default due to cross default provision (default on other debt).

     Net cash used in operating activities for the three months ended March 31, 2005 was $2.2 million due primarily to funding the 2005 net loss of $17.0 million, as adjusted to reconcile to net cash.

     Our deferred revenue balance at March 31, 2005 was $0.4 million. No additional cash will be realized from our deferred revenue balance.

     Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2005.

     At each of March 31, 2005 and December 31, 2004, our available-for-sale securities had approximate fair market values of less than $0.1 million. These securities represent investments in technology companies and, accordingly, the fair market values and realizable values of these securities are subject to price volatility and other market conditions.

     Net cash provided by financing activities was $1.9 million for the three-month period ended March 31, 2005 and was primarily due to the issuance and sale of convertible notes to Ms. Salkind for cash consideration of $2.0 million.

     At March 31, 2005, our short-term debt was $49.7 million (principally comprised of $49.1 million face value of outstanding convertible notes payable, net and $0.6 million of outstanding notes payable), shown net of discounts of approximately $14.4 million on our condensed consolidated balance sheet, compared to $45.7 million of short-term debt, net at December 31, 2004, an increase of $4.0 million due to Carole Salkind. The cash proceeds from debt issued in the three months ended March 31, 2005 was primarily used for working capital purposes.

     During the three months ended March 31, 2005, we issued an aggregate of $32.2 million of convertible notes to Carole Salkind as consideration for $2.0 million cash and refinancing of $26.4 million in principal of matured notes, along with default penalties and accrued interest.

     As described above, as of March 31, 2005, we are in default (primarily from non-payment) on $5.6 million of our indebtedness.

     We believe that the level of financial resources available to us is critical to our ability to continue as a going concern. From time to time, we may need to raise additional capital through equity or debt financing in order to sustain our operations or capitalize upon business opportunities and market conditions. Presently we do not have a sufficient number of authorized common shares to effect conversions of security instruments into our common stock. We expect that from time to time our outstanding short-term debt may be replaced with new short-term or long-term borrowings. Although we believe that we can continue to access the capital markets in 2005 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by the liquidity of our common stock on the open market, our current level of short-term debt and our credit ratings.

     In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. We can give no assurance that we will continue to have access to the capital markets on favorable terms. In addition, our subsidiaries are at a stage where they may not separately be able to obtain financing or other funding based upon their lack of or limited performance history.

     We have no lines of credit with banks or other lending institutions and therefore have no unused borrowing capacity. We will not have access to any financing under our private equity credit agreement dated September 30, 2004 until our stockholders approve a sufficient increase in the number of authorized shares of our common stock and we register for resale shares of our common stock to be sold pursuant to the agreement.

Capital Expenditures

     We currently anticipate Pro Tech incurring approximately $0.1 million in tooling costs, in connection with our expected release of a new industrial hearing protection product in 2005. Other than this expenditure, we had no material commitments for capital expenditures as of March 31, 2005 and no material commitments are anticipated in the near future.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk exposures include fluctuations in interest rates. We are exposed to short-term interest rate risk on some of our obligations. We do not use derivative financial instruments to hedge cash flows for these obligations. In the normal course of business, we employ established policies and procedures to manage these risks.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2005 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in internal controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     For a discussion of our legal proceedings, see Note 11 - Litigation included in the notes to the condensed consolidated financial statements herein.

ITEM 6.  EXHIBITS

3.1 Certificate of Designation, Preferences and Rights of Series I Convertible Preferred Stock of NCT Group, Inc. (incorporated herein by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K dated march 16, 2005 (File No. 0-18267)).).

10.1(a) Form of Secured Convertible Note (new financings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.8(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.1(b) Schedule of Secured Convertible Notes (new financings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of March 31, 2005.

10.2(a) Form of Secured Convertible Note (refinancings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.9(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.2(b) Schedule of Secured Convertible Notes (refinancings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of March 31, 2005.

10.3(a) Form of Warrant (new financings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.10(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.3(b) Schedule of Warrants (new financings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of March 31, 2005.

10.4(a) Form of Warrant (refinancings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.11(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.4(b) Schedule of Warrants (refinancings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of March 31, 2005.

10.5 Consulting Agreement, dated as of January 7, 2005, by and between NCT Group, Inc. and Morton Salkind.

10.6(a) Form of Preferred Stock Purchase Agreement between NCT Group, Inc. and certain NCT Group, Inc. executive officers (incorporated herein by reference to Exhibit 10.1(a) of the registrant's Current Report on Form 8-K dated March 16, 2005 (File No. 0-18267)).

10.6(b) Schedule of Purchasers (incorporated herein by reference to Exhibit 10.1(b) of the registrant's Current Report on Form 8-K dated March 16, 2005 (File No. 0-18267)).

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

                                         NCT GROUP, INC.


                                         By:  /s/ MICHAEL J. PARRELLA
                                              ----------------------------
                                              Michael J. Parrella
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors


                                         By:  /s/ CY E. HAMMOND
                                              ----------------------------
                                              Cy E. Hammond
                                              Senior Vice President,
                                              Chief Financial Officer


Dated: May 16, 2005