Form 10-Q
period 2005-06-30
NCT GROUP INC
filed 2005-08-12
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
                                   (Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended    June 30, 2005
                                  -------------

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

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of August 12, 2005 was 691,445,031


                                Table of Contents
                                                                                                              Page
Part I   Financial Information

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets at December 31, 2004 and June 30, 2005
              (Unaudited)                                                                                       3
         Condensed Consolidated Statements of Operations (Unaudited) and Condensed Consolidated
              Statements of Comprehensive Loss (Unaudited) for the Three and Six Months
              Ended June 30, 2004 and 2005                                                                      4
         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months
              Ended June 30, 2004 and 2005                                                                      5
         Notes to the Condensed Consolidated Financial Statements (Unaudited)                                   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 22
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            30
Item 4.  Controls and Procedures                                                                               30

Part II  Other Information

Item 1.  Legal Proceedings                                                                                     31
Item 4.  Submission of Matters to a Vote of Security Holders                                                   31
Item 6.  Exhibits                                                                                              32
Signatures                                                                                                     33

PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Notes 1 and 6)

                                                                                        (in thousands, except share data)
                                                                                          December 31,          June 30,
                                                                                              2004                2005
                                                                                        ----------------     ----------------
ASSETS                                                                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                                             $     1,359          $     1,048
  Investment in available-for-sale marketable securities                                         24                   26
  Accounts receivable, net                                                                      528                  574
  Inventories, net                                                                              364                  366
  Other current assets (includes $127 and $98, respectively, due from
   former officer)                                                                              248                  191
                                                                                        ----------------     ----------------
        Total current assets                                                                  2,523                2,205

Property and equipment, net                                                                     470                  405
Goodwill, net                                                                                 1,252                1,252
Patent rights and other intangibles, net                                                      1,089                1,055
Other assets                                                                                    120                  108
                                                                                        ----------------     ----------------
                                                                                        $     5,454          $     5,025
                                                                                        ================     ================
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                      $     1,909          $     2,449
  Accrued expenses-related parties                                                            8,745               13,223
  Accrued expenses-other                                                                      9,862               10,322
  Notes payable                                                                                 603                  581
  Related party convertible notes (due to a stockholder)                                     40,565               56,737
  Current maturities of convertible notes                                                     4,513                4,706
  Deferred revenue                                                                              885                  350
  Shares of subsidiary subject to exchange into a variable number of shares                     709                  647
  Other current liabilities                                                                   6,990                6,997
                                                                                        ----------------     ----------------
        Total current liabilities                                                            74,781               96,012
                                                                                        ----------------     ----------------

Long-term liabilities:
  Convertible notes                                                                           5,000                5,000
  Other liabilities                                                                              63                   46
                                                                                        ----------------     ----------------
        Total long-term liabilities                                                           5,063                5,046
                                                                                        ----------------     ----------------

Commitments and contingencies

Minority interest in consolidated subsidiaries                                                8,645                8,496
                                                                                        ----------------     ----------------

Capital deficit:
Preferred stock, $.10 par value, 10,000,000 shares authorized:
  Convertible series H preferred stock, 1,752 and 1,746 shares issued and outstanding, respectively (redemption amount $20,992,210 and  $20,952,000, respectively;
   liquidation amount $19,267,746 and $19,555,266, respectively)                             19,203               19,484
  Convertible series I preferred stock, zero and 975.55767 shares issued and
   outstanding, respectively (liquidation amount zero and $975,558, respectively)                 -                  976
Common stock, $.01 par value, authorized 645,000,000 and 5,622,000,000 shares, respectively issued and outstanding, 641,970,392 and 647,245,622 shares,
   respectively                                                                               6,420                6,472
Additional paid-in capital                                                                  245,746              256,500
Accumulated other comprehensive (loss) income                                                    86                  212
Accumulated deficit                                                                        (354,490)            (388,173)
Common shares payable, 3,029,608 and zero shares, respectively                                    -                    -
                                                                                        ----------------     ----------------
        Total capital deficit                                                               (83,035)            (104,529)
                                                                                        ----------------     ----------------
                                                                                        $     5,454          $     5,025
                                                                                        ================     ================

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)

                                                                           (in thousands, except per share amounts)
                                                                   Three months ended June 30,     Six months ended June 30,
                                                                 ------------------------------  ------------------------------
                                                                      2004            2005            2004             2005
                                                                 --------------  --------------  --------------   -------------
REVENUE:
   Technology licensing fees and royalties                       $         962   $         328   $       1,683    $      1,493
   Product sales, net                                                      442             515             883             987
   Advertising                                                              36              13              68              48
                                                                 --------------  --------------  --------------   -------------
          Total revenue                                                  1,440             856           2,634           2,528
                                                                 --------------  --------------  --------------   -------------

COSTS AND EXPENSES:
   Cost of product sales                                                   200             256             439             425
   Cost of advertising                                                       4               3               8               6
   Selling, general and administrative                                   2,158           1,971           4,246           3,268
   Research and development                                              1,100           1,113           2,170           2,199
                                                                 --------------  --------------  --------------   -------------
          Total operating costs and expenses                             3,462           3,343           6,863           5,898
Non-operating items:
   Other expense, net                                                    2,632             522           3,879           3,390
   Interest expense, net                                                 5,394          13,723          17,680          26,923
                                                                 --------------  --------------  --------------   -------------
          Total costs and expenses                                      11,488          17,588          28,422          36,211
                                                                 --------------  --------------  --------------   -------------

NET LOSS                                                         $     (10,048)  $     (16,732)  $     (25,788)   $    (33,683)

Less:  Preferred stock dividends                                         2,104           2,600           2,505           5,261
       Beneficial conversion feature                                       104               -             104               -
                                                                 --------------  --------------  --------------   -------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                         $     (12,256)  $     (19,332)  $     (28,397)   $    (38,944)
                                                                 ==============  ==============  ==============   =============

Basic and diluted loss per share attributable to
   common stockholders                                           $       (0.02)  $       (0.03)  $       (0.04)   $      (0.06)
                                                                 ==============  ==============  ==============   =============
Weighted average common shares outstanding -
   basic and diluted                                                   645,000         645,025         645,000         645,012
                                                                 ==============  ==============  ==============   =============

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)


                                                                   Three months ended June 30,     Six months ended June 30,
                                                                 ------------------------------  ------------------------------
(In thousands)                                                        2004            2005            2004             2005
--------------                                                   --------------  --------------  --------------   -------------

NET LOSS                                                         $     (10,048)  $     (16,732)  $     (25,788)   $    (33,683)
Other comprehensive income (loss):
   Currency translation adjustment                                          63             104            (104)            124
   Unrealized loss on marketable securities/Adjustment of
    unrealized loss                                                         39              (2)             65              (2)
                                                                 --------------  --------------  --------------   -------------
COMPREHENSIVE LOSS                                               $      (9,946)  $     (16,630)  $     (25,827)   $    (33,561)
                                                                 ==============  ==============  ==============   =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 3)
(Unaudited)

                                                                                                    (in thousands)
                                                                                               Six months ended June 30,
                                                                                         -------------------------------------
                                                                                               2004                2005
                                                                                         -----------------   -----------------
Cash flows from operating activities:
  Net loss                                                                               $       (25,788)    $       (33,683)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                    200                 151
    Common stock, warrants and options issued as consideration for:
       Operating expenses                                                                            110                   -
    Provision for inventory reserve                                                                  (38)                 (7)
    Provision for doubtful accounts and uncollectible amounts                                         88                  (6)
    Loss(gain) on disposition of fixed assets                                                          1                 (12)
    Finance costs associated with non-registration of common shares                                  349                 407
    Finance costs associated with non-conversion or exchange of common shares                        103                  98
    Subsidiary preferred stock dividends as interest                                                  11                  10
    Default penalty on notes (related party)                                                       3,382               2,942
    Amortization of discounts on notes (includes $7,381 and $10,694,
      respectively, with related parties)                                                          7,381              10,750
    Amortization of beneficial conversion feature on convertible notes (includes
      $8,213 and $13,054, respectively, with related parties)                                      8,224              13,190
    Realized loss on available-for-sale securities                                                    77                   -
    Minority interest loss                                                                             -                 (59)
    Changes in operating assets and liabilities, net of acquisitions:
       Increase in accounts receivable                                                              (248)                (39)
       Decrease in inventories                                                                        63                   6
       Decrease in other assets                                                                      174                  69
       Increase (decrease) in accounts payable and accrued expenses                                2,631              (1,106)
       (Decrease) increase in other liabilities and deferred revenue                              (1,065)              2,903
                                                                                         -----------------   -----------------
    Net cash used in operating activities                                                $        (4,345)    $        (4,386)
                                                                                         -----------------   -----------------
Cash flows from investing activities:
    Capital expenditures                                                                             (63)                (39)
                                                                                         -----------------   -----------------
       Net cash used in investing activities                                             $           (63)    $           (39)
                                                                                         -----------------   -----------------
Cash flows from financing activities:
     Proceeds from:
       Issuance of convertible notes and notes payable, net                                        4,260               4,036
       Repayment of notes                                                                            (53)                (46)
                                                                                         -----------------   -----------------
       Net cash provided by financing activities                                         $         4,207     $         3,990
Effect of exchange rate changes on cash                                                  $             2     $           124
                                                                                         -----------------   -----------------
Net decrease in cash and cash equivalents                                                $          (199)    $          (311)
Cash and cash equivalents - beginning of period                                                      988               1,359
                                                                                         -----------------   -----------------
Cash and cash equivalents - end of period                                                $           789     $         1,048
                                                                                         =================   =================

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, "NCT" (which may be referred to as "we," "our" or "us") means NCT Group, Inc. or NCT Group, Inc. and its subsidiaries, as the context requires. The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 contained in our Annual Report on Form 10-K/A.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     We have experienced substantial losses since our inception, which cumulatively amounted to $388.2 million through June 30, 2005. Cash and cash equivalents amounted to $1.0 million at June 30, 2005, decreasing from $1.4 million at December 31, 2004. A working capital deficit of $93.8 million existed at June 30, 2005. We were in default of $0.5 million of our notes payable and $5.1 million of our convertible notes at June 30, 2005. In addition, we were in default of $14.3 million of related party convertible notes which were cured in July by issuing a new note. Our management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenue derived from technology licensing fees and royalties, product sales and advertising. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. Uncertainty exists about the adequacy of current funds to support our activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of external financing sources to fund any cash deficiencies.

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraph raise substantial doubt at June 30, 2005 about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 151, "Inventory Costs--an amendment of ARB No. 43," which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling cost and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for us beginning January 1, 2006. We do not believe that the adoption of SFAS 151 will have a significant impact on our consolidated financial statements.

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

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006.

     In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe that the adoption of EITF 05-6 will have a significant effect on our financial statements.

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

     Options that were granted in prior periods were subject to approval of an increase in the number of shares available under our option plan, as well as an increase in the number of authorized shares. These increases were approved by our stockholders on June 28, 2005. Our share price on the approval date was less than the exercise price for all such options waiting approval and accordingly, no additional charge was incurred.

     Had compensation costs been determined as prescribed by SFAS No. 123, our net loss attributable to common stockholders and net loss per share would have been the pro forma amounts indicated below:


                                                               (in thousands, except per share amounts)
                                                           Three months ended            Six months ended
                                                                 June 30,                     June 30,
                                                        -------------------------   -------------------------
                                                           2004           2005          2004          2005
                                                        -----------   -----------   -----------   -----------
Net loss attributable to common stockholders            $ (12,256)    $ (19,332)    $ (28,397)    $  (38,944)
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects          (450)            -          (902)             -
                                                        -----------   -----------   -----------   ------------
Pro forma net loss attributable to common stockholders  $ (12,706)    $ (19,332)    $ (29,299)    $  (38,944)
                                                        ===========   ===========   ===========   ============
Net loss per common share (basic and diluted):
   As reported                                          $   (0.02)    $   (0.03)    $   (0.04)    $    (0.06)
                                                        ===========   ===========   ===========   ============
   Pro forma                                            $   (0.02)    $   (0.03)    $   (0.05)    $    (0.06)
                                                        ===========   ===========   ===========   ============

     Since the options granted normally vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three and six months ended June 30, 2004 and 2005, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

3.   Other Financial Data:

Balance Sheet Items

     Investment in marketable securities comprises available-for-sale securities at fair market value. The following table sets forth the market value, carrying value and realized and unrealized gain (loss) of our available-for-sale securities:


                      Adjusted
                        Cost      Unrealized     Market               Unrealized                  Market
                       Basis        Gain/        Value                   Gain/       Realized      Value
(In thousands)        01/01/04      (Loss)     12/31/04    Additions    (Loss)         Loss      06/30/05
--------------       -----------  ----------- ----------- ----------- ------------  ----------- -----------
Available-for-sale:
   ITC               $       38   $      (28) $       10  $       -   $        2    $        -  $       12
  Teltran                    11            3          14          -            -             -          14
                     -----------  ----------- ----------- ----------- ------------  ----------- ------------
     Totals          $       49   $      (25) $       24  $       -   $        2    $        -  $       26
                     ===========  =========== =========== =========== ============  =========== ============

     We review declines in the value of our investment portfolio when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. We consider all available evidence to evaluate the realizable value of our investments and to determine whether the decline in realizable value may be other-than-temporary. During the six months ended June 30, 2005, we did not recognize any other than temporary decline in realizable value of our investments.

     Accounts receivable comprise the following:

                                                  December 31,       June 30,
(In thousands)                                       2004              2005
--------------                                   -------------     -------------
Technology license fees and royalties            $        472      $        538
Joint ventures and affiliates                              34                34
Other receivables                                         375               338
                                                 -------------     -------------
                                                 $        881      $        910
Allowance for doubtful accounts                          (353)             (336)
                                                 -------------     -------------
   Accounts receivable, net                      $        528      $        574
                                                 =============     =============

     Inventories comprise the following:

                                                  December 31,       June 30,
(In thousands)                                       2004              2005
--------------                                   -------------     -------------
Finished goods                                   $        491      $        471
Components                                                215               230
                                                 -------------     -------------
                                                 $        706      $        701
Reserve for obsolete and slow moving inventory           (342)             (335)
                                                 -------------     -------------
   Inventories, net                              $        364      $        366
                                                 =============     =============


     Other current assets comprise the following:

                                                  December 31,       June 30,
(In thousands)                                       2004              2005
--------------                                   -------------     -------------
Notes receivable                                 $      1,000      $      1,000
Due from former officer                                   127                98
Other                                                     223               191
                                                 -------------     -------------
                                                 $      1,350      $      1,289
Reserve for uncollectible amounts                      (1,102)           (1,098)
                                                 -------------     -------------
   Other current assets                          $        248      $        191
                                                 =============     =============


     Other assets (long-term) comprise the following:

                                                  December 31,       June 30,
(In thousands)                                       2004              2005
--------------                                   -------------     -------------
Advances and deposits                            $         70      $         70
Deferred charges                                           50                38
                                                 -------------     -------------
   Other assets (classified as long-term)        $        120      $        108
                                                 =============     =============


     Property and equipment comprise the following:

                                                  December 31,       June 30,
(In thousands)                                       2004              2005
--------------                                   -------------     -------------
Machinery and equipment                          $      1,284      $      1,331
Furniture and fixtures                                    585               577
Tooling                                                   493               484
Leasehold improvements                                    394               390
Other                                                     434               412
                                                 -------------     -------------
                                                 $      3,190      $      3,194
Accumulated depreciation                               (2,720)           (2,789)
                                                 -------------     -------------
   Property and equipment, net                   $        470      $        405
                                                 ============      =============


     Depreciation expense for each of the six-month periods ended June 30, 2004 and 2005 was approximately $0.1 million.

     Accrued expenses comprise the following:


                                                  December 31,       June 30,
(In thousands)                                       2004              2005
--------------                                   -------------     -------------
Non-conversion fees due to a related party       $      3,972      $      6,414
Non-registration fees due to a related party            1,446             3,619
Interest due to a related party                         1,012             2,343
Consulting fees due to a related party                    483                 -
Incentive compensation due to officers                  1,832               847
                                                 -------------     -------------
   Accrued expenses-related parties              $      8,745      $     13,223
                                                 =============     =============

Non-registration fees                            $      4,436      $      5,073
Interest                                                1,458             1,813
Commissions payable                                       372               118
Other                                                   3,596             3,318
                                                 -------------     -------------
   Accrued expenses-other                        $      9,862      $     10,322
                                                 =============     =============


     Deferred revenue comprise the following:

                                                  December 31,       June 30,
(In thousands)                                       2004              2005
--------------                                   -------------     -------------
New Transducers Ltd.                             $        535      $          -
Other                                                     350               350
                                                 -------------     -------------
                                                 $        885      $        350
                                                 =============     =============


     As of June 30, 2005, we will not realize any additional cash from revenue that has been deferred.

     Other current liabilities comprise the following:

                                                  December 31,       June 30,
(In thousands)                                       2004              2005
--------------                                   -------------     -------------
License reacquisition payable                    $      4,000      $      4,000
Royalty payable                                         1,679             1,679
Development fee payable                                   650               650
Due to selling shareholders of Theater Radio Network      557               557
Due to Lernout & Hauspie                                  100               100
Other                                                       4                11
                                                 -------------     -------------
   Other current liabilities                     $      6,990      $      6,997
                                                 =============     =============


     Other liabilities (long-term) comprise the following:

                                                  December 31,       June 30,
(In thousands)                                       2004              2005
--------------                                   -------------     -------------
Note Payable-BMI                                 $         53      $         41
Other long term and capital leases                         10                 5
                                                 -------------     -------------
   Other long term liabilities                   $         63      $         46
                                                 =============     =============

Statements of Operations Information

     Other (income) expense, net consisted of the following:


                                                     Three months ended          Six months ended
                                                          June 30,                   June 30,
                                                  ------------------------   -------------------------
(In thousands)                                        2004         2005         2004          2005
--------------                                    -----------  -----------   -----------   -----------
Finance costs associated with non-registration
   of common shares                               $      175   $      204    $      349    $      407
Finance costs associated with non-exchange
   of common shares                                      103           49           103            98
Default penalties on debt                              2,266          301         3,382         2,942
Minority interest loss                                     -          (59)            -           (59)
Realized loss on sale of trading securities               77            -            77             -
Other                                                     11           27           (32)            2
                                                  -----------  -----------   -----------   -----------
   Other (income) expense                         $    2,632   $      522    $    3,879    $    3,390
                                                  ===========  ===========   ===========   ===========


     We include losses from our majority-owned subsidiaries in our condensed consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of the minority shareholders' interests. Losses in excess of that amount are borne by us. Such amounts from our Pro Tech Communications, Inc. subsidiary borne by us for the six months ended June 30, 2005 were approximately $0.1 million. Future earnings of our majority-owned subsidiaries otherwise attributable to minority shareholders' interests will be allocated again to minority shareholders only after future earnings are sufficient to recover the cumulative losses previously absorbed by us (approximately $2.5 million at June 30, 2005).

Supplemental Cash Flow Information


                                                                                                Six months ended June 30,
                                                                                           -------------------------------------
(In thousands)                                                                                   2004                2005
--------------                                                                             -----------------   -----------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                                $            16     $             9
                                                                                           =================   =================
Supplemental disclosures of non-cash investing and financing activities:
    Unrealized holding (loss)/gain on available-for-sale securities                        $           (12)    $             2
                                                                                           =================   =================
    Finance costs associated with non-registration of common shares                        $           292     $         2,404
                                                                                           =================   =================
    Finance costs associated with non-conversion of preferred stock                        $         1,702     $         2,344
                                                                                           =================   =================
    Issuance of series I preferred stock                                                   $             -     $           976
                                                                                           =================   =================
    Receipt of common stock of subsidiary as consideration for license amendment           $           275     $             -
                                                                                           =================   =================
    Receipt of common stock of subsidiary for payment of note receivable                   $           640     $             -
                                                                                           =================   =================
    Issuance of preferred stock for advance by investor in prior years                     $           230     $             -
                                                                                           =================   =================
    Property and equipment financed through notes payable                                  $             -     $            18
                                                                                           =================   =================
    Principal on convertible notes and notes payable rolled into new notes                 $        25,222     $        29,417
                                                                                           =================   =================
    Interest on convertible notes and notes payable rolled into new notes                  $         1,757     $         1,279
                                                                                           =================   =================
    Default penalty on convertible notes rolled into new notes                             $         2,516     $         2,942
                                                                                           =================   =================

4.   Capital Deficit:

     The changes in capital deficit during the six months ended June 30, 2005 were as follows:


                                                Convertible Preferred Stock
                                               Series H           Series I           Common Stock         Additional       Accumu-
                                           ------------------  -----------------    ------------------      Paid-in        lated
(In thousands)                             Shares     Amount   Shares    Amount     Shares      Amount      Capital        Deficit
--------------                             ------------------  -----------------    ------------------    -----------    -----------
Balance at December 31, 2004                    2    $19,203        -    $     -    641,970    $ 6,420    $ 245,746      ($354,490)
Conversion of preferred stock                   -        (67)       -          -      5,275         52           15              -
Issuance of Series I preferred stock            -          -        1        976          -          -          155              -
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                     -        348        -          -          -          -         (348)             -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders             -          -        -          -          -          -         (165)             -
Charges for the non-registration of the
  underlying shares of NCT common stock
  to subsidiary preferred shareholders          -          -        -          -          -          -       (2,404)             -
Charges for the non-conversion/exchange
  for common stock of NCT to NCT and
  subsidiary preferred shareholders             -          -        -          -          -          -       (2,344)             -
Warrants issued in conjunction with
  convertible debt                              -          -        -          -          -          -        8,783              -
Beneficial conversion feature on
  convertible debt                              -          -        -          -          -          -        7,049              -
Net loss                                        -          -        -          -          -          -            -        (33,683)
Accumulated other comprehensive loss            -          -        -          -          -          -            -              -
Other                                           -          -        -          -          -          -           13              -
                                           ------------------  -----------------    ------------------    -----------    -----------
Balance at June 30, 2005                        2    $19,484        1    $   976    647,245    $ 6,472    $ 256,500      ($388,173)
                                           ==================  =================    ==================    ===========    ===========


                                                 Accumulated
                                                   Other
                                                   Compre-
                                                   hensive
(In thousands)                                      Loss          Total
--------------                                    ---------     ----------
Balance at December 31, 2004                      $     86       ($83,035)
Conversion of preferred stock                            -              -
Issuance of Series I preferred stock                     -          1,131
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                              -              -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders                      -           (165)
Charges for the non-registration of the
  underlying shares of NCT common stock
  to subsidiary preferred shareholders                   -         (2,404)
Charges for the non-conversion/exchange
  for common stock of NCT to NCT and
  subsidiary preferred shareholders                      -         (2,344)
Warrants issued in conjunction with
  convertible debt                                       -          8,783
Beneficial conversion feature on
  convertible debt                                       -          7,049
Net loss                                                 -        (33,683)
Accumulated other comprehensive loss                   126            126
Other                                                    -             13
                                                  ---------     ----------
Balance at June 30, 2005                          $    212      ($104,529)
                                                  =========     ===========

5.   Notes Payable:


                                                                                    December 31,            June 30,
(In thousands)                                                                         2004                   2005
--------------                                                                  ------------------   ------------------
Note due investor                                                                $           385       $          385
  Interest at 8% per annum payable at maturity;  effective interest rate of 80.3% per annum resulting from the issuance of warrants and finders fees; matured April 7, 2003 (a); default interest accrues at 18% per annum.
Note due stockholder of subsidiary                                                            40                   20
  Interest at 8.5% per annum; monthly payments (including interest)
  of $3.5 through Nov 2005, as revised, remainder matures Dec 30, 2005.
Note due former employee                                                                     100                  100
  $100 bears interest at 8.25% per annum, compounded annually;
  past due (a).
Other financings                                                                              78                   76
  Interest ranging from 7% to 9% per annum;
   $35 due July 15, 2003 (a); $41 all other.
                                                                                ------------------    ------------------
                                                                                 $           603       $          581
                                                                                ==================    ==================

Footnote:
--------
  (a) Notes payable are in default due to nonpayment.


6.   Convertible Notes Payable:

                                                                                    December 31,            June 30,
(In thousands)                                                                         2004                   2005
--------------                                                                  ------------------   ------------------
Related Party Convertible Notes:
Issued to Carole Salkind - (a)                                                          $ 58,120       $       66,376
Weighted average effective interest rate of 89.9% per annum; accrues interest at 8% per annum except $5,000 at 12%; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.0100 - $0.0195 or exchangeable for common stock of NCT subsidiaries except Pro Tech; maturing by quarter as follows:
                               2004          2005
                           --------------------------
  March 31, 2005           $  26,408       $       -
  June 30, 2005               26,712          23,702
  September 30, 2005               -          32,174
  December 31, 2005                            5,500
  December 31, 2009            5,000           5,000
Less: unamortized debt discounts                                                         (12,555)              (4,639)
                                                                                ------------------   ------------------
                                                                                 $        45,565       $       61,737
Less: amounts classified as long-term                                                     (5,000)              (5,000)
                                                                                ------------------   ------------------
                                                                                 $        40,565       $       56,737
                                                                                 =================   ==================


                                                                                    December 31,            June 30,
(In thousands)                                                                         2004                   2005
--------------                                                                  ------------------   ------------------
Convertible Notes:
8% Convertible Notes                                                             $         2,641       $        2,641
Weighted average effective interest rate of 30.8% per annum;
generally convertible into NCT common stock at 80% of the five-day average closing bid price preceding conversion; matures
                               2004            2005
                           ------------    ------------
     March 14, 2002        $      17       $      17
     April 12, 2002                9               9
     January 10, 2004            550             550
     March 11, 2004              400             400
     April 22, 2005              235             235
     September 4, 2005           440             440
     July 23, 2006 (b)           990             990

6% Convertible Notes                                                                       2,474                2,474
Weighted average effective interest rate of 85.8% per annum;
convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
                               2004            2005
                           ------------    ------------
     January 9, 2002       $     818       $     818
     April 4, 2002               325             325
     May 25, 2002                 81              81
     June 29, 2002             1,250           1,250
                                                                                 ------------------   ------------------
                                                                                 $         5,115       $        5,115
Less: unamortized debt discounts                                                            (602)               (409)
                                                                                 ------------------   ------------------
                                                                                 $         4,513       $        4,706
                                                                                 ==================   ==================

Footnotes:
---------
     (a) During the six months ended June 30, 2005, we issued an aggregate of $37.7 million of convertible notes to Carole Salkind, a stockholder and spouse of a former director of ours. These notes are secured by substantially all of our assets. During the six months ended June 30, 2005, we defaulted on payment of all notes that matured during the period for an aggregate principal amount of $29.4 million. In addition, at June 30, 2005, we were in default of $14.3 million of related party convertible notes which were cured in July by issuing a new note. For the six months ended June 30, 2005, we refinanced an aggregate of $29.4 million principal amount into new notes along with default penalties ($2.9 million) and accrued interest ($1.3 million) aggregating $33.6 million. In addition, we issued notes aggregating approximately $4.0 million in consideration of new funding from Carole Salkind. During the six months ended June 30, 2005, we recorded original issue discounts of $7.0 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 10). In addition, beneficial conversion features totaling $8.8 million have been recorded as a discount to the notes. These discounts are amortized over the terms of the related notes. The notes entered into during the first half of 2004 were payable on demand requiring an immediate expensing of their related discounts. For the three and six months ended June 30, 2005, $12.1 million and $23.7 million, respectively of amortization related to these and prior discounts is classified as interest expense in our condensed consolidated statements of operations. Unamortized discounts of $4.6 million and $12.6 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of June 30, 2005 and December 31, 2004, respectively. The default provisions in these notes impose a penalty of 10% of the principal payments in default and interest calculated from the date of default at the stated interest rate of the note plus 5%.

     (b) We are in default on convertible notes aggregating $1.0 million due to a cross-default provision and non-payment. In addition, we are in default on convertible notes aggregating $0.6 million due to a cross default provision. We are also in default on convertible notes aggregating $1.0 million dated July 23, 2004 due to our failure to register for resale the shares of our common stock issuable upon conversion of these notes.

7.   Shares of Subsidiary Subject to Exchange into a Variable Number of Shares:

     The monetary value of Pro Tech series B convertible preferred stock was approximately $647,000 in our condensed consolidated balance sheet at June 30, 2005, which is comprised of $575,000 aggregate fair value of shares plus the accrued dividends of approximately $72,000. We have the option to settle the accrued dividends in cash or common stock. We would have to issue approximately 35 million shares of our common stock if settlement of the stated value along with accrued dividends had occurred as of June 30, 2005. There is no limit on the number of shares of common stock that we could be required to issue upon exchange of the Pro Tech series B preferred stock.

     At June 30, 2005, there were no shares of Pro Tech series A preferred stock and 460 shares of Pro Tech series B preferred stock were outstanding. On March 31, 2005, 50 shares of the Pro Tech series A preferred stock were converted into 1,844,007 shares of Pro Tech common stock pursuant to a mandatory conversion requirement. For the three months ended June 30, 2005, we calculated the 4% dividends earned by holders of the Pro Tech series B preferred stock at approximately $5,000. Following adoption of SFAS No. 150 effective July 1, 2004, this amount is included on our condensed consolidated financial statements in interest expense.

8.   Commitments and Contingencies:

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road LLC ("Crammer Road"), a Cayman Islands limited liability company, that supersedes and replaces our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn replaced a similar agreement dated as of July 25, 2002. The new credit agreement provides that we must put to Crammer Road shares of our common stock having an aggregate value of at least $5.0 million (the minimum commitment amount) and may put to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million (the maximum commitment amount). The purchase price of the shares will equal 93% of the average of the three lowest closing bid prices of our common stock during the ten-day trading period immediately following the date of our notice to Crammer Road of our election to put shares. The maximum amount that we can put to Crammer Road in any single transaction is equal to, at the time of our election, the lesser of (a) $2.0 million or (b) 500% of the daily weighted average volume of shares of our common stock for the 15 trading days immediately preceding the date of the put, provided that the maximum amount is no less than $500,000 (see Note 13).

9.   Capital Stock:

Common Shares Available for Future Issuance

     At June 30, 2005,  we were  required to reserve for issuance  approximately
10.7 billion shares of common stock based on the market price of $0.020 price per share on that date (or the discount therefrom as provided under applicable exchange or conversion agreements). The number of shares issuable upon conversion or exchange of many of our outstanding convertible and exchangeable securities varies as a function of the market price of our common stock. At June 30, 2005, the number of shares required to be reserved for issuance exceeded the number of authorized but unissued shares of our common stock. At June 30, 2005, we had valid conversion, exchange and share issuance requests to issue approximately 162.8 million shares of our common stock. We are currently in the process of satisfying these valid conversion and exchange requests.

Increase in Authorized Shares

     At our 2005 annual meeting of stockholders, held on June 28, 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of our authorized shares of common stock to 5.622 billion shares. This increase, however, is not sufficient for us to satisfy all of our commitments to reserve, issue and register for resale share of our common stock.

NCT Group, Inc. Preferred Stock

     At June 30, 2005, we had two designations of issued and outstanding preferred stock, our series H convertible preferred stock, consisting of 2,100 designated shares, and our series I convertible preferred stock, consisting of 1,000 designated shares. We are obligated to register for resale shares of our common stock issuable upon the conversion of our series H preferred stock. At June 30, 2005, 1,746 shares of series H preferred stock were issued and outstanding. The series H preferred stock is senior in rank to our common stock and has a liquidation value equal to the dividends plus the stated value ($10,000 per share) in the case of our liquidation, dissolution or winding up. The holder of our series H preferred stock (Crammer Road) has no voting rights (except as may be required by law). Each share of series H preferred stock is convertible into shares of our common stock at 75% of the average closing bid price of our common stock for the five-day trading period immediately preceding conversion. Crammer Road is subject to a limitation on its percentage ownership of our outstanding common stock. The series H preferred stock is redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H was originally issued and the redemption date. The redemption price ranges from 85% of stated value (within three months of issuance) to 120% of stated value (after nine months from issuance). On May 11, 2004, we issued 27 shares ($270,000 stated value) of our series H preferred stock to Crammer Road for cash advanced in prior years of $230,000 less related fees of $24,500. In connection with the issuance, a beneficial conversion feature of $0.1 million was recorded as a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature was immediately amortized because the series H preferred is eligible to be converted on the date of issuance. For the six months ended June 30, 2005, we calculated the 4% dividends earned by the holder of the outstanding series H preferred stock at approximately $0.3 million. The amortization of beneficial conversion feature and the dividend amount are included in the calculation of loss attributable to common stockholders. On June 30, 2005, six shares of series H preferred stock along with accrued dividends totaling approximately $0.1 million were converted into 5,275,230 shares of our common stock (see Note 13).

     We received a request to convert 189 shares ($1,890,000 stated value) of series H preferred stock plus accrued dividends into 52.5 million shares of our common stock that we could not fulfill because of an insufficient number of authorized but unissued shares of common stock. Under the Certificate of Designations, Preferences and Rights governing the series H preferred stock and incorporated into the June 21, 2002 exchange agreement pursuant to which these shares were sold by us to Crammer Road, Crammer Road is entitled to (i) compensation for late delivery of conversion shares of 1% of the stated value of series H not converted ($18,900) per business day beginning March 4, 2004, the 12th business day after the conversion date; or (ii) ordinary contract breach damages. In addition, if Crammer Road elects to purchase on the open market the number of our common shares it should have been issued upon exchange of the series H shares, Crammer Road is entitled to a payment equal to the excess, if any, of the open market price over the conversion price. Neither of these remedies has yet been demanded by Crammer Road. For the six months ended June 30, 2005, we recorded charges of $2.3 million for non-conversion of series H preferred stock into our common stock. The non-conversion charges are included in the calculation of loss attributable to common stockholders (see Note 13).

     Pursuant to the terms of a registration rights agreement with Crammer Road, we were obligated to file a registration statement covering these shares no later than August 28, 2004. Because we do not have a sufficient number of authorized shares of NCT common stock to issue these shares, we have not been able to file a registration statement. As a result, Crammer Road is entitled to liquidated damages at the rate of 2% per month of the stated value of our outstanding series H preferred stock. The non-registration charges are included in the calculation of loss attributable to common stockholders. For the six months ended June 30, 2005, this resulted in a charge to additional paid-in capital of $2.1 million.

     At June 30, 2005, 975.55767 shares of our series I preferred stock were issued and outstanding and held by four of our executive officers, one of our non-executive officers, a holder of shares of preferred stock of our subsidiary, Artera Group, Inc., and Steven Salkind, the son of Carole Salkind (see Note 10). Our series I preferred stock has a par value of $0.10 per share and a stated value of $1,000 per share. No dividends are payable on the series I preferred stock. The series I preferred stock is junior in rank to our series H convertible preferred stock, but senior in rank to our common stock and has preferences over the common stock with respect to distributions and payments upon our liquidation, dissolution or winding up. The holders of our series I preferred stock have no voting rights (except as may be required by law). Each share of series I preferred stock is convertible into approximately 47,619 shares of our common stock, determined by dividing the $1,000 stated value by the fixed conversion price of $0.021 per share. As a result, the 975.55767 issued and outstanding shares of our series I preferred stock are convertible into approximately 46,455,127 shares of our common stock (see Note 13).

Artera Group, Inc. Preferred Stock

     At June 30, 2005, there were 8,299 shares of Artera series A preferred stock outstanding. During the six months ended June 30, 2005, 271 shares with a stated value of $271,000 along with accrued dividends were exchanged for 160 shares of our series I preferred stock. Each share of series A convertible preferred stock is convertible into shares of Artera common stock at a conversion price equal to the average closing price for the five trading days prior to the conversion date. We entered into an exchange rights agreement in 2001 with ten accredited investors who hold $4.3 million in aggregate stated value of Artera series A preferred stock. Each of the ten holders of Artera series A preferred stock is entitled to exchange the Artera series A preferred stock for shares of our common stock at an exchange price per share of 100% of the average closing bid price of our common stock for the five trading days prior to the exchange date and may not convert into Artera common stock. We are obligated to register for resale shares of our common stock issuable upon the exchange of 4,276 shares of Artera series A preferred stock. For the six months ended June 30, 2005, we incurred charges of approximately $0.3 million for non-registration of the underlying shares of our common stock. Pursuant to the exchange rights agreement, we have the option at any time to redeem the shares of Artera series A preferred stock subject to the agreement by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera series A preferred stock received an additional right to exchange their shares into our preferred stock (a series to be designated) thirty days after receipt of written notice. In 2003, we received requests to exchange Artera series A preferred stock into our common stock and have been unable to fulfill these requests. For the six months ended June 30, 2005, we calculated the 4% dividends earned by holders of the Artera series A preferred stock at approximately $0.2 million. The non-registration charges and dividends are included in the calculation of loss attributable to common stockholders.

Transactions Affecting the Common Stock of Pro Tech Communications, Inc.

     On March 31, 2005, the remaining Pro Tech series A shares were converted into 1,844,007 shares of Pro Tech common stock. At June 30, 2005, our subsidiary, NCT Hearing, held approximately 83% of the outstanding Pro Tech common stock.

Warrants

     During the six months ended June 30, 2005, in conjunction with the issuance of convertible notes, we issued to Carole Salkind warrants to acquire an aggregate of 652,000,000 shares of our common stock at exercise prices ranging from $0.0100 to $0.0195 per share. The fair value of these warrants was approximately $8.8 million (determined using the Black-Scholes option pricing model). Based upon the allocation of the relative fair values of the instruments, we recorded a discount to the convertible notes issued to Carole Salkind of $7.0 million during the six months ended June 30, 2005.

10.  Related Parties:

Carole Salkind and Affiliates

     During the six months ended June 30, 2005, we issued $37.7 million of 8% convertible notes due in six months from respective dates of issuance to Carole Salkind (see Note 6) along with five-year warrants to acquire an aggregate of 652,500,000 shares of our common stock (see Note 9). Consideration paid for these notes included approximately $4.0 million cash and cancellation and surrender of notes aggregating approximately $29.4 million, along with default penalty and accrued interest. Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured notes to her, we will pay the legal fees she incurs as a result of certain legal matters (see Note 11).

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

Executive Officer Preferred Stock Issuance

     In March 2005, we issued an aggregate of 212.33253 shares of our series I convertible preferred stock to four executive officers in exchange for accrued but unpaid incentive cash bonuses of $343,000 (before income tax withholding) (see Note 9). The specific terms of these issuances are as follows:


                                                                               Net Bonus Amount
                                                                   Gross          After Tax         Shares
                            Name                               Bonus Amount     Withholding       Purchased
                            ----                               -----------      -----------       ----------

Michael J. Parrella, Chief Executive Officer and Chairman      $ 125,000        $    81,000           81
 of the Board

Irene Lebovics, President                                         46,000             27,000           27

Cy E. Hammond, Senior Vice President and Chief Financial          72,000             41,000           41
 Officer

R. Wayne Darville, Chief Operating Officer, Artera Group,        100,000          63,332.53     63.33253
 Inc.

Incentive Compensation of Management

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

Manatt Jones Global Strategies, LLC

     On July 1, 2004, we entered into a sixteen-month consulting agreement with Manatt Jones Global Strategies, LLC, a consulting firm. Under this agreement, Manatt Jones is assisting us in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities for our Artera Group business and our Artera Turbo product lines, primarily in Mexico, Latin America and Asia through the firm's extensive contacts in those regions, but also in the United States and elsewhere through the firm's extensive contacts in the Washington, D.C. area. Manatt Jones also provides us with use of their Washington, D.C. and New York City offices. Under this agreement, we pay a monthly fee of $16,000 to Manatt Jones for these services. Manatt Jones recruited our former Senior Vice President, Corporate Development to serve as a Managing Director in which capacity he is able to support Manatt Jones's efforts on our behalf as a result of his availability and his experience with our Artera Group business. The total paid in the six months ended June 30, 2005 under this agreement was approximately $65,000.

Spyder Technologies Group, LLC

     On May 1, 2005, we and Spyder Technologies Group, LLC, a company in which our Chairman and Chief Executive Officer, Michael Parrella, and members of his family have interests, amended the arrangement under which Spyder provides technical consulting services to our subsidiary Artera Group, Inc. The amendment was to change the cash compensation payable by Artera to Spyder from $20 per hour to $365 per day (or $45.63 per hour for a pro rata portion thereof based on an eight-hour day). No additional compensation is paid for hours in excess of eight per day. In addition, Spyder received a one-time payment of approximately $11,900, which effectively made the rate increase retroactive to January 1, 2005. The fees for services provided by Spyder under this amended arrangement are at or below the fees that would be payable for similar services provided by an unrelated consultant.

11.  Litigation:

Founding Midcore Shareholder Litigation

     In April 2004, Jerrold Metcoff and David Wilson filed a complaint against us and Michael Parrella, our Chairman and Chief Executive Officer, in Connecticut state court, which complaint was subsequently amended to add Carole Salkind as a defendant. The plaintiffs allege that we and Mr. Parrella breached a number of representations, warranties and obligations under or relating to the August 29, 2000 Agreement and Plan of Merger by which Metcoff, Wilson and others sold to us 100% of the outstanding shares of a corporation that became our subsidiary, Midcore Software, Inc. Among those obligations was the obligation for us to issue to Metcoff and Wilson an aggregate of 60,359,576 shares of our common stock, which we have not done. The plaintiffs also allege that we and Mr. Parrella engaged in intentional and/or negligent misrepresentations, fraudulent transfers of intellectual property and other company assets, unfair trade practices and breaches of an implied covenant of good faith and fair dealing. The complaint, as amended, seeks damages, punitive damages, interest and attorneys' fees, and seeks a declaration that the intellectual property acquired from the plaintiffs by the corporation that became Midcore Software, Inc. (which intellectual property is currently used in our Artera Turbo product) is held in trust for the benefit of the plaintiffs. The damages, punitive damages, interest and attorneys' fees sought in the substitute complaint are all for unspecified amounts, but in other court filings in the case, the plaintiffs have alleged that the total cash amount they are owed exceeds $4.2 million.

     On January 7, 2005, the court granted our motion to strike one of the claims against Midcore Software in the complaint (as amended), pertaining to Midcore's responsibility for our failure to issue shares of its common stock to Metcoff and Wilson. On or about January 24, 2005, Metcoff and Wilson filed a substitute complaint to reformulate the claim against Midcore Software that had been struck. On April 25, 2005, at our request, the court required the plaintiffs to revise their substitute complaint with respect to certain distinctions in the August 29, 2000 Agreement and Plan of Merger between potential liabilities of NCT and potential liabilities of Midcore Software.

     On June 21, 2005, Metcoff and Wilson filed a second amended complaint. This new complaint: (i) added claims against Mr. Parrella for breach of fiduciary duty owed to the plaintiffs as alleged creditors of NCT; (ii) added Morton Salkind (husband of Carole Salkind) as a defendant in the case, asserted claims against him for unfair trade practices and fraudulent transfers and asserted that he should be held personally responsible for some of the allegedly wrongful acts of NCT; and (iii) reformulated some of the existing claims with respect to the issue of potential liability as between Midcore and NCT. The new complaint also sought to add as defendants in the case Irene Lebovics, Cy Hammond, John McCloy and Sam Oolie (members of our board of directors) and assert claims against them for unfair trade practices and breach of fiduciary duty. We objected to the addition of those parties and the court held in our favor on that issue. Mr. Parrella has told us that, he intends to deny the material new allegations against him in the second amended complaint.

     We have agreed to indemnify Mr. Parrella, to the extent permitted by our certificate of incorporation and applicable law, for any liabilities (including legal fees) he may incur as a result of the claims against him in this action. We have submitted the claims against Mr. Parrella in the prior complaint, and the additional claims against him in the new complaint, to our director and officer indemnification insurance carrier. The carrier has not yet responded to confirm or initially deny coverage of any of the claims against Mr. Parrella.

     Carole Salkind has demanded that we indemnify her, in connection with her security interests under our promissory notes to her, for legal fees she incurs in this action. During the six months ended June 30, 2005, Ms. Salkind incurred approximately $10,000 in such legal fees, of which we paid approximately $2,000 during that period.

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

     During the six months ended June 30, 2005, no geographic information for revenue from external customers or for long-lived assets is disclosed, as our primary markets and capital investments were concentrated in the United States.

     Reportable segment data for the three and six months ended June 30, 2005 and June 30, 2004 is as follows:


(In thousands)
For the three months ended                Communi-                             Reportable     Other                        Grand
June 30, 2005                             cations      Media     Technology     Segments    Corporate    Consolidating     Total
---------------------------------------  ----------  ---------  ------------  -----------  -----------   -------------   -----------
  License Fees and Royalties - External  $    259    $      -   $       69    $     328    $       3     $         (3)   $     328
  Other Revenue - External                    513          15            -          528            -                -          528
  Revenue - Other Operating Segments         (243)          -            -         (243)           4              239            -
  Net Income (loss)                        (3,188)     (1,681)         146       (4,723)     (12,663)             595      (16,791)


For the three months ended                Communi-                             Reportable     Other                        Grand
June 30, 2004                             cations      Media     Technology     Segments    Corporate    Consolidating     Total
---------------------------------------  ----------  ---------  ------------  -----------  -----------   -------------   -----------
  License Fees and Royalties - External  $    398    $    535   $       29    $     962    $       -     $          -    $     962
  Other Revenue - External                    434          44            -          478            -                -          478
  Revenue - Other Operating Segments          278           1            -          279          325             (604)           -
  Net Income (loss)                        (2,790)     (1,042)         (13)      (3,845)      (6,807)             604      (10,048)


For the six months ended                  Communi-                             Reportable     Other                        Grand
June 30, 2005                             cations      Media     Technology     Segments    Corporate    Consolidating     Total
---------------------------------------  ----------  ---------  ------------  -----------  -----------   -------------   -----------
  License Fees and Royalties - External  $    889    $    535   $       69    $   1,493    $       9     $         (9)   $   1,493
  Other Revenue - External                    982          53            -        1,035            -                         1,035
  Revenue - Other Operating Segments           28           -            -           28            9              (37)           -
  Net Loss                                 (5,869)     (2,704)         220       (8,353)     (47,420)          22,031      (33,742)


For the six months ended                  Communi-                             Reportable     Other                        Grand
June 30, 2004                             cations      Media     Technology     Segments    Corporate    Consolidating     Total
---------------------------------------  ----------  ---------  ------------  -----------  -----------   -------------   -----------
  License Fees and Royalties - External  $    482    $  1,070   $      131    $   1,683    $       -     $          -    $   1,683
  Other Revenue - External                    870          81            -          951            -                -          951
  Revenue - Other Operating Segments          583           2            -          585          328             (913)           -
  Net Loss                                 (5,510)     (1,968)          57       (7,421)     (19,560)           1,193      (25,788)

13.  Subsequent Events:

     On July 8, 2005, we issued Carole Salkind an 8% convertible note in the principal amount of $27.1 million to cure our default under four notes dated December 17, 2004, December 22, 2004, December 31, 2004 and December 31, 2004. The principal amount of this note represents the aggregate principal rolled over ($23.7 million), default penalty (10% of the principal in default) and accrued interest. The note is secured by substantially all of our assets. The note is due January 8, 2006 and may be converted into shares of our common stock at a conversion price per share of $0.012 or exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 446,750,000 shares of our common stock at an exercise price per share of $0.012.

     On July 12, 2005, Crammer Road converted 15 shares of our series H preferred stock along with accrued dividends totaling approximately $0.2 million, into 19,023,915 shares of our common stock.

     On July 13, 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road. The July 13, 2005 private equity credit agreement superseded and replaced a private equity credit agreement dated September 30, 2004 between us and Crammer Road. The new agreement permits us to sell to Crammer Road shares of our common stock having an aggregate value of up to $50 million (the maximum commitment amount), in exchange for cash, pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5 million of our common stock (the minimum commitment amount), in exchange for cash. All sales of our common stock to Crammer Road pursuant to the agreement will be at a 7% discount from the market price of our common stock (defined as the average of the lowest closing bid price for any three trading days during the ten trading days immediately following the put date). Pursuant to a related registration rights agreement, also executed as of July 13, 2005, we have registered for resale shares of our common stock to be sold pursuant to the private equity credit agreement in an amount estimated to permit us to put sufficient shares to satisfy the minimum commitment amount.

     On July 18, 2005, an executive officer converted 63.33253 shares of our series I preferred stock into 3,015,834 shares of our common stock.

     On July 26, 2005, we issued Carole Salkind an 8% convertible note in the principal amount of $350,000, for which Ms. Salkind paid us $350,000 in cash. The note is secured by substantially all of our assets. The note is due on January 26, 2006 and may be converted into shares of our common stock at a conversion price per share of $0.01 or exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 10,000,000 shares of our common stock at an exercise price per share of $0.01.

     On August 1, 2005, we issued Carole Salkind an 8% convertible note in the principal amount of $13.3 million to cure our default under two notes dated January 26, 2005. The principal amount of this note represents the aggregate principal rolled over ($11.7 million), default penalty (10% of the principal in default) and accrued interest. The note is secured by substantially all of our assets. The note is due February 1, 2006 and may be converted into shares of our common stock at a conversion price per share of $0.0101 or exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with the issuance of the note, we issued Ms. Salkind a five-year warrant to acquire 220,000,000 shares of our common stock at an exercise price per share of $0.0101.

     Effective August 1, 2005, Crammer Road rescinded its February 17, 2004 notice to convert 189 shares of our series H convertible preferred stock into an aggregate of 52,487,414 shares of our common stock. In addition, Crammer Road released us from all damages resulting from our failure to effect the requested conversion, including liquidated damages incurred by us pursuant to the terms of the series H preferred stock. As of June 30, 2005, we had incurred, but not paid, liquidated damages of $6.3 million as a result of our failure to effect the conversion. The impact of the waiver of these liquidation damages will be reflected in our consolidated financial statements for the three months ending September 30, 2005.

     On August 1, 2005, Crammer Road converted 15 shares of our series H preferred stock along with accrued dividends totaling approximately $0.2 million, into 22,159,660 shares of our common stock.

     On August 8, 2005, we issued Carole Salkind an 8% convertible note in the principal amount of $5.0 million, for which Ms. Salkind paid us $1.0 million in cash to finance our purchase of certain computer equipment to be used by our wholly owned subsidiary, Artera Group, Inc. The note is secured by substantially all of our assets. The note is due on February 8, 2006 and may be converted into shares of our common stock at a conversion price per share of $0.0100 or exchanged for shares of common stock of any of our subsidiaries (except Pro
Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with the issuance of this note, we issued Ms. Salkind a five-year warrant to acquire 93,000,000 shares of our common stock at an exercise price per share of $0.0100

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

     We design products and develop and license technologies based upon our portfolio of patents and related proprietary rights and extensive technological know-how. Our business operations are organized into three operating segments: communications, media and technology. Our operating revenue is comprised of technology licensing fees and royalties, product sales, advertising and engineering and development services. Operating revenue for the six months ended June 30, 2005 consisted of approximately 63.9% in technology licensing fees and royalties, 33.5% in product sales, 2.6% in advertising and zero in engineering and development. The mix of our revenue sources during any reporting period may have a material impact on our results of operations. In particular, our execution of technology licensing agreements and the timing of the revenue recognized from these agreements has not been predictable.

Going Concern Risks

     Since inception, we have experienced substantial recurring losses from operations, which amounted to $388.2 million on a cumulative basis through June 30, 2005. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our revenue sources, especially technology license fees, royalties, product sales and advertising, to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, our management believes we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all. In addition, in order to obtain additional financing through the sale of shares of our common stock, we may need to obtain the approval of our stockholders of an additional amendment to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock. However, we can give no assurance that our stockholders would approve any additional increases in our authorized shares of common stock.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. These funds consist of available cash and the funding derived from our revenue sources. Cash and cash equivalents amounted to $1.0 million at June 30, 2005 and our working capital deficit was $93.8 million. We have been able to continue our operations by raising additional funds through the sale of convertible notes. We have been primarily dependent upon funding from Carole Salkind in 2003, 2004 and to date in 2005. As of June 30, 2005, we owed Ms. Salkind approximately $66.4 million under outstanding convertible notes. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

     Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financings and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at June 30, 2005 about our ability to continue as a going concern. Our accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

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

     At June 30, 2005, our deferred revenue aggregated $0.4 million. We will not realize any additional cash in connection with recognizing revenue from our deferred revenue.

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

     In our annual assessment of the goodwill of the Midcore/Artera reporting unit (included in the communications segment), we considered the results of operations in relation to previous estimates of activity, as well as estimates of anticipated operations. Based on our inability to develop the anticipated lines of businesses and to realize results as budgeted, in part because of changes at our enterprise systems business co-developer during the last quarter of 2004, we have determined, for the purposes of our current assessment of goodwill, not to anticipate the development of additional lines of business. Although we are currently in negotiations with other parties for further development and utilization of our system, we cannot be reasonably assured such negotiations will be successful. As a result, our assessment of the value of the reporting unit, based on existing operations, is not sufficient to carry the goodwill without impairment. Based on our assessment, as of December 31, 2004, we concluded that the goodwill of the Midcore/Artera reporting unit was impaired and we recorded an impairment of $5.9 million. At June 30, 2005, our goodwill, net consisting of the Advancel and NCT Hearing reporting units was $1.3 million. Our next annual evaluation is planned for December 31, 2005.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for each of the six months ended June 30, 2004 and 2005 was less than $0.1 million. At June 30, 2005, our patent rights and other intangibles, net were $1.1 million

     We evaluate the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Our evaluations to date have not indicated that any revisions are necessary. Our next evaluation is planned for September 30, 2005. We evaluate our intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows. . In light of our continuing losses, a potential indicator of impairment, we test our patent rights and other intangible assets with finite useful lives for impairment at each reporting period. Our next evaluation is planned for September 30, 2005.

Results of Operations

Three months ended June 30, 2005 compared to three months ended June 30, 2004

     Revenue. Total revenue for the three months ended June 30, 2005 was $0.9 million as compared to $1.4 million for same period in 2004, a decrease of $0.5 million or 35.7%, primarily the result of having fully recognized the license fee revenue from the New Transducers Ltd. ("NXT") license as of March 31, 2005. Total revenue for the three months ended June 30, 2005 consisted of approximately 38.3% in technology licensing fees and royalties, 60.2% in product sales and 1.5% in advertising as compared to the three months ended June 30, 2004 of approximately 66.8% in technology licensing fees and royalties, 30.7% in product sales and 2.5% in advertising.

     Technology licensing fees and royalties were $0.3 million for the three months ended June 30, 2005 as compared to $1.0 million for the same period in 2004, a decrease of $0.7 million, or 70.0%. This decrease was due primarily to having fully recognized the license fee revenue from NXT license. In May 2005, we learned that our ClearSpeech algorithm will not be incorporated by Sharp Corporation in its next generation product. As a result, we expect to experience a significant decline in our royalties from Sharp beginning sometime in 2006. Our revenue from Sharp for the three months ended June 30, 2005 and June 30, 2004 was approximately $219,060 and $83,000, respectively.

     For the three months ended June 30, 2005, product sales were $0.5 million compared to $0.4 million for the same period in 2004. Gross profit on product sales, as a percentage of product sales, for the three months ended June 30, 2005 and 2004 was 50.3% and 54.8%, respectively, primarily due to the change in product mix within the communications segment. For the three months ended June 30, 2005 and 2004, 99.5% and 97.3%, respectively, of our product sales were attributable to our communications segment. The mix of our product sales within the communications segment for the three months ended June 30, 2005 included 66.8% of Pro Tech products and 17.3% of Artera Turbo subscriptions whereas the same period in the prior year included 62.1% of Pro Tech products and 19.5% of Artera Turbo subscriptions. Our subscriber base that generated the Artera Turbo product sales for the three months ended June 30, 2005 consisted of residential and small business users.

     Advertising revenue was $13,000 for the three months ended June 30, 2005 compared to $36,000 for the same period in 2004. The decrease was primarily due to termination of an advertising contract with a prior user of our Sight & Sound system. Hospital Radio Network is the business responsible for the sale of audio and visual advertising in healthcare venues employing our Sight & Sound systems and contributed 100% of total advertising revenue for both periods.

     Costs and expenses. Total costs and expenses for the three months ended June 30, 2005 were $17.6 million compared to $11.5 million for the same period in 2004, an increase of $6.1 million, or 53.0%, due primarily to an increase of $8.3 million in interest expense partially offset by a $2.0 million decrease in default penalties on convertible notes and decreases in selling, general and administrative expenses of $0.2 million.

     For the three months ended June 30, 2005, selling, general and administrative expenses totaled $2.0 million as compared to $2.2 million for the three months ended June 30, 2004, a decrease of $0.2 million, or 9.1%. This decrease was due primarily to decreases in other compensation resulting from amending the incentive cash compensation arrangements applicable to certain executives.

     For each of the three months ended June 30, 2005 and 2004 research and development expenditures totaled $1.1 million. Research and development expenditures are due primarily to Artera research and development efforts including the development of other components of our Artera Turbo and Rev The Web service offerings.

     For the three months ended June 30, 2005, other expense, net totaled $0.5 million as compared to $2.6 million for the three months ended June 30, 2004, a decrease of $2.1 million, or 80.8%. The decrease was due primarily to a $2.0 million decrease in default penalties on convertible notes.

     For the three months ended June 30, 2005, interest expense, net totaled $13.7 million as compared to $5.4 million for the three months ended June 30, 2004, an increase of $8.3 million, or 153.7%. The increase in interest expense was primarily attributable to the increase in debt and the amortization of the relative fair value of warrants (original issue discounts and beneficial conversion features) allocated to the related debt. Interest expense for the three months ended June 30, 2005 included amortization of original issue discounts of $5.4 million, amortization of beneficial conversion features in convertible debt of $6.8 million, and interest on convertible debt issued by us of $1.5 million.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

     Revenue. For the six months ended June 30, 2005, total revenue amounted to $2.5 million, compared to $2.6 million for six months ended June 30, 2004, a decrease of $0.1 million, or 3.8%. This decrease was due primarily to having fully recognized the license fee revenue from the NXT license as of March 31, 2005 primarily offset by increases in the reporting of royalties from OKI Electric Industry Ltd. Total revenue for the six months ended June 30, 2005 consisted of approximately 59.1% in technology licensing fees and royalties, 39.0% in product sales and 1.9% in advertising as compared to the six months ended June 30, 2004 of approximately 63.9% in technology licensing fees and royalties, 33.5% in product sales, and 2.6% in advertising.

     Technology licensing fees and royalties were $1.5 million for the six months ended June 30, 2005 as compared to $1.7 million for the same period in 2004, a decrease of $0.2 million, or 11.8%. The decrease was due primarily to a decrease in royalties resulting from the license fee revenue from NXT. In May 2005, we learned that our ClearSpeech algorithm will not be incorporated by Sharp Corporation in its next generation product. As a result, we expect a significant decline in our royalties recognized from Sharp beginning sometime in 2006. Our revenue from Sharp for the six months ended June 30, 2005 and June 30, 2004 was approximately $395,000 and $ 282,000, respectively.

     For the six months ended June 30, 2005 product sales were $1.0 million as compared with $0.9 million for the same period in 2004. Gross profit on product sales, as a percentage of product sales, for the six months ended June 30, 2005 and 2004 was 56.9% and 50.3%, respectively. For the six months ended June 30, 2005 and 2004, 100.0% and 98.6%, respectively, of our product sales were attributable to our communications segment. The mix of our product sales within the communication segment for the six months ended June 30, 2005 included 64.6% of Pro Tech products and 18.2% of Artera Turbo subscriptions whereas the same period in the prior year included 61.7% of Pro Tech products and 16.4% of Artera Turbo subscriptions.

     Advertising revenue was $48,000 for the six months ended June 30, 2005 compared to $68,000 for the same period in 2004. Hospital Radio Network is the business responsible for the sale of audio and visual advertising in healthcare venues employing our Sight & Sound systems and contributed 100% of total advertising revenue for both periods.

     Costs and expenses. Total costs and expenses for the six months ended June 30, 2005 were $36.2 million compared to $28.4 million for the same period in 2004, an increase of $7.8 million, or 27.5%, due to a $9.2 million increase in interest expense, net partially offset by a $0.5 million decrease in other expense, net, and a $0.9 million decrease in selling, general and administrative expenses.

     Cost of product sales for both of the six months periods ended June 30, 2005 and June 30, 2004 was $0.4 million. Cost of advertising revenue was $6,000 for the six months ended June 30, 2005 compared to $8,000 for the same period in 2004. These costs included the commissions paid to advertising representative companies and agencies and communication expenses related to the Sight & Sound locations in commercial and healthcare venues.

     For the six months ended June 30, 2005, selling, general and administrative expenses totaled $3.3 million as compared to $4.2 million for the six months ended June 30, 2004, a decrease of $0.9 million, or 21.4%. This decrease was due primarily to the waiver by three executives of a portion of their incentive bonus earned in 2004 and amending the incentive cash compensation arrangements applicable to the three executives. These amounts waived were approximately $326,000, $107,000 and $158,000 for our Chief Executive Officer, President and Chief Financial Officer, respectively.

     For the six months ended June 30, 2005 and 2004, research and development expenditures totaled $2.2 million. Our research and development efforts during the six months ended June 30, 2005 included development of components of our enterprise market version of Artera Turbo and the development of Rev The Web service offerings.

     For the six months ended June 30, 2005, other expense, net totaled $3.4 million as compared to $3.9 million for the six months ended June 30, 2004, a decrease of $0.5 million, or 12.8%. The decrease was due primarily to a $0.4 million decrease in default penalties on convertible notes and a $0.1 million decrease in finance costs associated with non-registration of common shares underlying convertible notes.

     For the six months ended June 30, 2005, interest expense, net totaled $26.9 million as compared to $17.7 million for the six months ended June 30, 2004, an increase of $9.2 million, or 52.0%. The increase in interest expense was primarily attributable to the increase in debt and the amortization of the relative fair value of warrants (original issue discounts and beneficial conversion features) allocated to the related debt. Interest expense for the six months ended June 30, 2005 included amortization of original issue discounts of $10.8 million, amortization of beneficial conversion features of $13.2 million, and interest on convertible debt issued by us of $3.0 million.

Liquidity and Capital Resources

     We have experienced substantial losses from operations since inception, which have been recurring and amounted to $388.2 million on a cumulative basis through June 30, 2005. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

     o    the issuance of our and our subsidiaries' convertible debt;
     o    the sale of our and our subsidiaries' common stock;
     o    the sale of our and our subsidiaries' convertible preferred stock;
     o    technology licensing fees;
     o    royalties;
     o    product sales;
     o    advertising revenue; and
     o    engineering and development services.

     We believe that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenues derived from technology licensing fees and royalties, product sales and advertising. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. At our 2005 annual meeting of stockholders, held on June 28, 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to 5.622 billion shares. This increase in the number of our authorized shares of common stock, however, is not sufficient for us to satisfy potential requests for conversions and exchanges of our and our subsidiaries' derivative securities. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at June 30, 2005 about our ability to continue as a going concern.

     We have entered into financing transactions because internally generated funding sources have been insufficient to maintain our operations. Our financing transactions to fund our business pursuits during the three and six months ended June 30, 2005 are described in the notes to the condensed consolidated financial statements. In 2005, we have continued to be primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Ms. Salkind will continue to provide funds to us. Our belief that funding from her will continue is based primarily upon her continued funding of us during 2003, 2004 and to date in 2005 despite our failure to repay her notes as the notes matured. However, we have no legally binding assurance that Ms. Salkind will continue to fund us in the short-term or that the amount, timing and duration of the funding from her will be adequate to sustain our business operations.

     Our monthly use of operating cash for each of the six months ended June 30, 2005 was approximately $729,000. In the absence of a significant infusion of new capital, we anticipate that our monthly use of cash over the next 12 months will not exceed this approximate level, assuming continued funding from Carole Salkind or other sources to satisfy the amounts not funded by royalty collections and product sales. Of our monthly cash expenditures, approximately $700,000 is used currently to fund payroll and payroll-related costs (such as taxes and health insurance) and the balance is used for other operating expense (including rents, utilities, and arrearage arrangements).

     At June 30, 2005, our cash and cash equivalents aggregated $1.0 million. Our working capital deficit was $93.8 million at June 30, 2005, compared to a deficit of $72.3 million at December 31, 2004, a $21.5 million increase. Our current assets were approximately $2.2 million at June 30, 2005 compared to approximately $2.5 million at December 31, 2004. Our current liabilities were approximately $96.0 million at June 30, 2005 compared to approximately $74.8 million at December 31, 2004. The $21.2 million increase in current liabilities was due primarily to the issuance and refinancing of convertible notes to Carole Salkind of $16.1 million (net of discounts), an increase in accrued expenses due to non-registration costs and liquidated damages of $5.3 million partially offset by reductions in consulting fees of $0.5 million and incentive compensation of $0.9 million. At June 30, 2005, our current liabilities consisted of indebtedness ($62.0 million), accrued liabilities ($23.5 million), other current liabilities ($7.0 million), accounts payable ($2.4 million), deferred revenue ($0.4 million) and shares of subsidiary subject to exchange rights ($0.6 million). We anticipate that we may not be required to settle all of our current liabilities in cash. Most of our indebtedness (and accrued interest thereon) is convertible into shares of our common stock and may be converted to the extent we have sufficient shares of authorized but unissued common stock.

     At June 30, 2005, we were in default of $0.5 million of our notes payable and $5.1 million of our convertible notes. In addition, we were in default of $14.3 million of related party convertible notes which were cured in July by issuing a new note. The following table summarizes our indebtedness in default at June 30, 2005:


                                                     (In millions)
                                                           New              Defaults
                                Indebtedness             Defaults            Cured            Indebtedness
                                 In Default               during             during            In Default
Notes Payable:                    12/31/04              the Period         the Period          06/30/05
                              -----------------      ----------------   ----------------   ----------------
Former Employee / Other       $            0.5 (a)                 -                  -    $           0.5 (a)
                              -----------------      ----------------   ----------------   ----------------
  Subtotal                    $            0.5       $             -    $             -    $           0.5
                              -----------------      ----------------   ----------------   ----------------

Convertible Notes Payable:
Carole Salkind Notes          $              -       $          47.9    $         (33.6)   $          14.3 (a,c)
8% Notes                                   2.6 (a,b)               -                  -                2.6 (a,b)
6% Notes                                   2.5 (a)                 -                  -                2.5 (a)
                              -----------------      ----------------   ----------------   ----------------
  Subtotal                    $            5.1       $          47.9    $         (33.6)   $          19.4
                              -----------------      ----------------   ----------------   ----------------
Grand Total                   $            5.6       $          47.9    $         (33.6)   $          19.9
                              =================      ================   ================   ================

Footnotes:
---------

     (a) Default due to nonpayment.
     (b) Default due to cross default provision (default on other debt).
     (c) Cured in July 2005.

     Net cash used in operating activities for the six months ended June 30, 2005 was $4.4 million due primarily to funding the 2005 net loss of $33.7 million, as adjusted to reconcile to net cash.

     Our deferred revenue balance at June 30, 2005 was $0.4 million. No additional cash will be realized from our deferred revenue balance.

     Net cash used in investing activities was less than $0.1 million for the six months ended June 30, 2005.

     At each of June 30, 2005 and December 31, 2004, our available-for-sale securities had approximate fair market values of less than $0.1 million. These securities represent investments in technology companies and, accordingly, the fair market values and realizable values of these securities are subject to price volatility and other market conditions.

     Net cash provided by financing activities was $4.0 million for the six-month period ended June 30, 2005 and was primarily due to the issuance and sale of convertible notes to Ms. Salkind for cash consideration of $4.0 million.

     At June 30, 2005, our short-term debt was $62.0 million (principally comprised of $61.4 million face value of outstanding convertible notes payable, net and $0.6 million of outstanding notes payable), shown net of discounts of approximately $4.6 million on our condensed consolidated balance sheet, compared to $45.7 million of short-term debt, net at December 31, 2004, an increase of $16.3 million due to debt issued to Carole Salkind. The cash proceeds from debt issued in the six months ended June 30, 2005 was primarily used for working capital purposes.

     During the six months ended June 30, 2005, we issued an aggregate of $37.7 million of convertible notes to Carole Salkind as consideration for $4.0 million cash and refinancing of $33.6 million in principal of matured notes, along with default penalties and accrued interest.

     We believe that the level of financial resources available to us is critical to our ability to continue as a going concern. From time to time, we may need to raise additional capital through equity or debt financing in order to sustain our operations or capitalize upon business opportunities and market conditions. Presently we do not have a sufficient number of authorized common shares to fully effect conversions of security instruments into our common stock. We expect that from time to time our outstanding short-term debt may be replaced with new short-term or long-term borrowings. Although we believe that we can continue to access the capital markets in 2005 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by the liquidity of our common stock on the open market, our current level of short-term debt and our credit ratings.

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

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road that supersedes and replaces our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn, replaced a similar agreement dated as of July 25, 2002. The new credit agreement gives us the right to sell to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5.0 million of our common stock, at a 7% discount from the market value of our common stock determined at the time of a put.

     We intend to use the 2005 private equity credit agreement to raise additional cash. However, the equity credit line may not be a reliable source of new cash capital for us. We must maintain an active trading market able to absorb large quantities of traded shares of our common stock. If the market for our common stock has an insufficient volume of shares traded, large quantities of shares of our common stock sold by Crammer Road to satisfy our puts may drive down the price of our common stock due to lack of demand for those shares. In addition, the shares to be issued to Crammer Road under the private equity credit agreement will be issued at a 7% discount to the average of the three lowest closing bid prices for the ten trading days immediately following the notice date of a put. Based on this discount, Crammer Road has an incentive to sell immediately to realize the gain on the 7% discount. These discounted sales could cause our stock price to decline. A significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the private equity credit agreement could encourage short sales by third parties. These sales could place additional downward pressure on the price of our common stock by increasing the number of shares being sold.

     We have no lines of credit with banks or other lending institutions and, therefore, have no unused borrowing capacity.

Capital Expenditures

     We currently anticipate incurring approximately $0.1 million in tooling costs, in connection with our expected release of a new industrial safety earmuff. Other than this expenditure, we had no material commitments for capital expenditures as of June 30, 2005 and no material commitments are anticipated in the near future.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2005 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     For a discussion of our legal proceedings, see Note 11 - Litigation included in the notes to the condensed consolidated financial statements herein.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE Of SECURITY HOLDERS

Our 2005 annual meeting of stockholders was held on June 28, 2005. At the meeting, our stockholders:

     (1) Elected all five nominees to serve as directors until our next annual meeting and until his or her successor has been elected and qualified;

     (2)  Approved  an  amendment  to  our  Second   Restated   Certificate   of
          Incorporation to increase the number of shares of common stock authorized thereunder from 645 million shares to 5.622 billion shares; and

     (3) Approved an amendment to our 2001 Stock and Incentive Plan to increase the number of shares of common stock issuable under the 2001 Plan from 18 million shares to 618 million shares.

The number of votes cast for, against or withheld, and the number of abstentions and broker non-votes, where applicable, as to each such matter, are set forth below.


                                                                                                    Broker
                                                                                                     Non
                                                       For            Against      Abstained        Votes
                                                  --------------  --------------  ------------  --------------
(1) Election of Directors:

   Nominee
   -------
   Michael J. Parrella                              563,848,800     36,270,586
   John J. McCloy II                                566,804,692     33,314,694
   Sam Oolie                                        549,864,997     50,254,389
   Irene Lebovics                                   565,968,618     34,150,768
   Cy E. Hammond                                    565,953,134     34,166,252

(2)Approval of the amendment to
   Second Restated Certificate of Incorporation     562,087,707     36,902,040      1,129,639

(3)Approval of the amendment to
   2001 Stock and Incentive Plan                    165,589,947     46,798,340      1,701,690     386,029,409

ITEM 6.   EXHIBITS

3.1 Certificate of Amendment of Second Restated Certificate of Incorporation of NCT Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated June 28, 2005 (File No. 0-18267)).

3.2       By-laws  of NCT  Group,  Inc.  (incorporated  herein by  reference  to
          Exhibit 3.2 to the registrant's Current Report on Form 8-K dated June 28, 2005 (File No. 0-18267)).

10.1(a) Form of Secured Convertible Note (new financings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.8(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.1(b) Schedule of Secured Convertible Notes (new financings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of June 30, 2005.

10.2(a) Form of Secured Convertible Note (refinancings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.9(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.2(b) Schedule of Secured Convertible Notes (refinancings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of June 30, 2005.

10.3(a) Form of Warrant (new financings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.10(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.3(b) Schedule of Warrants (new financings) issued by NCT Group, Inc. to Carole Salkind for the three months ended June 30, 2005.

10.4(a) Form of Warrant (refinancings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.11(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.4(b) Schedule of Warrants (refinancings) issued by NCT Group, Inc. to Carole Salkind for the three months ended June 30, 2005.

10.5 NCT Group, Inc. 2001 Stock and Incentive Plan, as amended and restated as of June 28, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K dated June 28, 2005 (File No. 0-18267)).

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

                                         NCT GROUP, INC.


                                         By:  /s/ MICHAEL J. PARRELLA
                                              -------------------------
                                              Michael J. Parrella
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors


                                         By:  /s/ CY E. HAMMOND
                                              -------------------------
                                              Cy E. Hammond
                                              Senior Vice President,
                                              Chief Financial Officer


Dated:  August 12, 2005