Form 10-Q
period 2005-09-30
NCT GROUP INC
filed 2005-11-15
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 2005
                                    ------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

/ / Yes  /X/ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
/ / Yes  /X/ No

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of November 14, 2005 was 788,360,496.

                                Table of Contents

                                                                                                                 Page


Part I     Financial Information
Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets at December 31, 2004 and September 30, 2005
                (Unaudited)                                                                                       3
           Condensed Consolidated Statements of Operations (Unaudited) and Condensed Consolidated
                Statements of Comprehensive Loss (Unaudited) for the Three and Nine Months
                Ended September 30, 2004 and 2005                                                                 4
           Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months
                Ended September 30, 2004 and 2005                                                                 5
           Notes to the Condensed Consolidated Financial Statements (Unaudited)                                   6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                 23
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                            31
Item 4.    Controls and Procedures                                                                               31

Part II    Other Information

Item 1.    Legal Proceedings                                                                                     32
Item 6.    Exhibits                                                                                              32
Signatures                                                                                                       33

PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Notes 1 and 6)


                                                                                               (in thousands, except share data)
                                                                                                December 31,      September 30,
                                                                                                    2004               2005
                                                                                                ------------      --------------
ASSETS                                                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                                                     $      1,359       $        445
  Investment in available-for-sale marketable securities                                                  24                 26
  Accounts receivable, net                                                                               528                772
  Inventories, net                                                                                       364                375
  Other current assets (includes $127 and $98, respectively, due from former
   officer)                                                                                              248                157
                                                                                                ------------       ------------
       Total current assets                                                                            2,523              1,775

Property and equipment, net                                                                              470              1,121
Goodwill, net                                                                                          1,252              1,252
Patent rights and other intangibles, net                                                               1,089              1,038
Other assets                                                                                             120                 70
                                                                                                ------------       ------------
                                                                                                $      5,454       $      5,256
LIABILITIES AND CAPITAL DEFICIT                                                                 ============       ============
Current liabilities:
  Accounts payable                                                                              $      1,909       $      2,832
  Accrued expenses-related parties                                                                     8,745              7,235
  Accrued expenses-other                                                                               9,862             11,046
  Notes payable                                                                                          603                577
  Related party convertible notes (due to a stockholder)                                              40,565             60,606
  Current maturities of convertible notes                                                              4,513              4,803
  Deferred revenue                                                                                       885                350
  Shares of subsidiary subject to exchange into a variable number of shares                              709                652
  Other current liabilities                                                                            6,990              7,015
                                                                                                ------------       ------------
       Total current liabilities                                                                      74,781             95,116
                                                                                                ------------       ------------

Long-term liabilities:
  Related party convertible notes (due to a stockholder)                                               5,000              5,000
  Other liabilities                                                                                       63                 37
                                                                                                ------------       ------------
       Total long-term liabilities                                                                     5,063              5,037
                                                                                                ------------       ------------

Commitments and contingencies

Minority interest in consolidated subsidiaries                                                         8,645              8,574
                                                                                                ------------       ------------

Capital deficit:
Preferred stock, $.10 par value, 10,000,000 shares authorized:
  Convertible series H preferred stock, 1,752 and 1,716 shares issued and outstanding, respectively (redemption amount $20,992,210 and  $20,772,000, respectively;
    liquidation amount $19,267,746 and $19,385,089, respectively)                                     19,203             19,321
  Convertible series I preferred stock, zero and 510 shares issued and outstanding,
   respectively (liquidation amount zero and $510,000, respectively)                                       -                510
Common stock, $.01 par value, authorized 645,000,000 and 5,622,000,000 shares, respectively
    issued and outstanding, 641,970,392 and 717,355,365 shares, respectively                           6,420              7,174
Additional paid-in capital                                                                           245,746            283,641
Accumulated deficit                                                                                 (354,490)          (414,363)
Accumulated other comprehensive income                                                                    86                246
Common shares payable, 3,029,608 and zero shares, respectively                                             -                  -
                                                                                                ------------       ------------
       Total capital deficit                                                                         (83,035)          (103,471)
                                                                                                ------------       ------------
                                                                                                $      5,454       $      5,256
                                                                                                ============       ============
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)


                                                                              (in thousands, except per share amounts)
                                                                      Three months ended                 Nine months ended
                                                                          September 30,                    September 30,
                                                                 ---------------------------------------------------------------
                                                                      2004            2005            2004              2005
                                                                 --------------  --------------  --------------   --------------
REVENUE:
   Technology licensing fees and royalties                       $         982   $         513   $       2,665    $       2,006
   Product sales, net                                                      418             479           1,301            1,465
   Advertising                                                              35              12             103               61
   Engineering and development services                                      4              25               4               25
                                                                 --------------  --------------  --------------   --------------
       Total revenue                                                     1,439           1,029           4,073            3,557
                                                                 --------------  --------------  --------------   --------------

COSTS AND EXPENSES:
   Cost of product sales                                                   193             272             632              697
   Cost of advertising                                                       4               4              12                9
   Selling, general and administrative                                   2,552           1,927           6,798            5,196
   Research and development                                                943           1,077           3,113            3,276
                                                                 --------------  --------------  --------------   --------------
       Total operating costs and expenses                                3,692           3,280          10,555            9,178
Non-operating items:
   Other (income) expense, net                                          (3,194)          5,905             685            9,295
   Interest expense, net                                                11,355          18,034          29,035           44,957
                                                                 --------------  --------------  --------------   --------------
       Total costs and expenses                                         11,853          27,219          40,275           63,430
                                                                 --------------  --------------  --------------   --------------

NET LOSS                                                         $     (10,414)  $     (26,190)  $     (36,202)   $     (59,873)

Less:  Preferred stock dividends                                         1,831          (4,789)          4,336              472
       Beneficial conversion feature                                         -                             104                -

                                                                 --------------  --------------  --------------   --------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                         $     (12,245)  $     (21,401)  $     (40,642)   $     (60,345)
                                                                 ==============  ==============  ==============   ==============

Basic and diluted loss per share attributable to
   common stockholders                                           $       (0.02)  $       (0.03)        $ (0.06)   $       (0.09)
                                                                 ==============  ==============  ==============   ==============
Weighted average common shares outstanding -
   basic and diluted                                                   645,000         690,330         645,000           658,287
                                                                 ==============  ==============  ==============   ==============

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

                                                                      Three months ended                  Nine months ended
                                                                          September 30,                     September 30,
                                                                 ---------------------------------------------------------------
(in thousands)                                                        2004            2005            2004              2005
--------------                                                   --------------  --------------  --------------   --------------

NET LOSS                                                         $     (10,414)  $     (26,190)  $     (36,202)   $     (59,873)
Other comprehensive income (loss):
   Currency translation adjustment                                       1,213              35           1,110              158
   Unrealized loss on marketable securities/Adjustment of
    unrealized loss                                                        (18)              -              46                2
                                                                 --------------  --------------  --------------   --------------
COMPREHENSIVE LOSS                                               $      (9,219)  $     (26,155)  $     (35,046)   $     (59,713)
                                                                 ==============  ==============  ==============   ==============
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 3)
(Unaudited)


                                                                                                   (in thousands)
                                                                                           Nine months ended September 30,
                                                                                         ----------------------------------
                                                                                               2004               2005
                                                                                         ----------------   ---------------
Cash flows from operating activities:
  Net loss                                                                               $     (36,202)     $    (59,873)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                  290               247
    Common stock, warrants and options issued as consideration for:
       Compensation and Operating expenses                                                         216                22
    Provision for inventory reserve                                                                (47)             (201)
    Provision for doubtful accounts and uncollectible amounts                                       91                (6)
    Loss(gain) on disposition of fixed assets                                                        1                (7)
    Finance costs associated with non-registration of common shares                                526               613
    Finance costs associated with non-conversion or exchange of common shares                        -               (41)
    Subsidiary preferred stock dividends as interest                                                16                14
    Default penalty on notes (related party)                                                     4,704             8,529
    Interest converted to principal (related party)                                              2,540             3,656
    Amortization of discounts on notes (includes $12,349 and $19,535
      respectively, with related parties)                                                       12,371            19,620
    Amortization of beneficial conversion feature on convertible notes (includes
      $13,243 and $20,299 respectively, with related parties)                                   13,306            20,504
    Realized loss on available-for-sale securities                                                  77                 -
    Minority interest loss                                                                           -               (59)
    Changes in operating assets and liabilities, net of acquisitions:
       (Increase) in accounts receivable                                                          (476)             (237)
       Decrease in inventories                                                                      38               190
       Decrease in other assets                                                                    170               142
       Increase in accounts payable and accrued expenses                                         1,370               383
       (Decrease) Increase in other liabilities and deferred revenue                            (1,623)            4,039
                                                                                         -------------      ---------------
     Net cash used in operating activities                                               $      (7,199)     $     (6,188)
                                                                                         -------------      ---------------
Cash flows from investing activities:
  Capital expenditures                                                                             (72)             (890)
                                                                                         -------------      ---------------
     Net cash used in investing activities                                               $         (72)     $       (890)
                                                                                         -------------      ---------------
Cash flows from financing activities:
  Proceeds from:
    Issuance of convertible notes and notes payable, net                                         7,133             6,036
    Sale of common stock                                                                             -                50
    Repayment of notes                                                                             (80)              (81)
                                                                                         -------------      ---------------
    Net cash provided by financing activities                                            $       7,053      $      6,005
Effect of exchange rate changes on cash                                                  $          25      $        159
                                                                                         -------------      ---------------
Net decrease in cash and cash equivalents                                                $        (193)     $       (914)
Cash and cash equivalents - beginning of period                                                    988             1,359
                                                                                         -------------      ---------------
Cash and cash equivalents - end of period                                                $         795      $        445
                                                                                         =============      ===============
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, "NCT" (which may be referred to as "we," "our" or "us") means NCT Group, Inc. or NCT Group, Inc. and its subsidiaries, as the context requires. The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004 contained in our Annual Report on Form 10-K/A.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     We have experienced substantial losses since our inception, which cumulatively amounted to $414.4 million through September 30, 2005. Cash and cash equivalents amounted to $0.4 million at September 30, 2005, decreasing from $1.4 million at December 31, 2004. A working capital deficit of $93.3 million existed at September 30, 2005. We were in default of $0.5 million of our notes payable and $5.1 million of our convertible notes at September 30, 2005. Our management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenue derived from technology licensing fees and royalties, product sales and advertising. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. Uncertainty exists about the adequacy of current funds to support our activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of external financing sources to fund any cash deficiencies.

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraph raise substantial doubt at September 30, 2005 about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

     In June 2005, the FASB's Emerging Issues Task Force reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We have adopted EITF 05-06 and the adoption of EITF 05-6 did not have a significant effect on our financial statements.

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

     Had compensation costs been determined as prescribed by SFAS No. 123, our net loss attributable to common stockholders and net loss per share would have been the pro forma amounts indicated below:


                                                                  (in thousands, except per share amounts)
                                                                Three months ended             Nine months ended
                                                                   September 30,                 September 30,
                                                            ----------------------------  ----------------------------
                                                                2004            2005          2004            2005
                                                            ------------   -------------  ------------   -------------
Net loss attributable to common stockholders                  $ (12,245)      $ (21,401)    $ (40,642)      $ (60,345)
Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects              (450)              -          (902)              -
                                                            ------------   -------------  ------------   -------------
Pro forma net loss attributable to common stockholders        $ (12,695)      $ (21,401)    $ (41,544)      $ (60,345)
                                                            ============   =============  ============   =============
Net loss per common share (basic and diluted):
     As reported                                              $   (0.02)      $   (0.03)    $   (0.06)      $   (0.09)
                                                            ============   =============  ============   =============
     Pro forma                                                $   (0.02)      $   (0.03)    $   (0.06)      $   (0.09)
                                                            ============   =============  ============   =============

     Since the options granted normally vest over several years and additional option grants are expected to be made in future years, the pro forma impact on the results of operations for the three and nine months ended September 30, 2004 and 2005, respectively, is not necessarily representative of the pro forma effects on the results of operations for future periods.

3.   Other Financial Data:

Balance Sheet Items

     Investment in marketable securities comprises available-for-sale securities at fair market value. The following table sets forth the market value, carrying value and realized and unrealized gain/(loss) of our available-for-sale securities:


                      Adjusted
                        Cost     Unrealized    Market                Unrealized                Market
                        Basis      Gain/       Value                   Gain/      Realized      Value
(In thousands)        01/01/04     (Loss)     12/31/04   Additions    (Loss)        Loss      09/30/05
--------------       ---------- ----------- ----------- ----------- ----------   ---------- ------------
Available-for-sale:
   ITC               $      38  $      (28) $       10  $        -  $       2    $       -  $        12
  Teltran                   11           3          14           -          -            -           14
                     ---------- ----------- ----------- ----------- ----------   ---------- ------------
     Totals          $      49  $      (25) $       24  $        -  $       2    $       -  $        26
                     ========== =========== =========== =========== ==========   ========== ============

     We review declines in the value of our investment portfolio when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. We consider all available evidence to evaluate the realizable value of our investments and to determine whether the decline in realizable value may be other-than-temporary. During the nine months ended September 30, 2005, we did not recognize any other than temporary decline in realizable value of our investments.

     Accounts receivable comprise the following:

                                                  December 31,    September 30,
(In thousands)                                       2004             2005
--------------                                   ---------------  --------------
Technology license fees and royalties            $         472    $        538
Joint ventures and affiliates                               34              34
Other receivables                                          375             535
                                                 --------------   --------------
                                                 $         881    $      1,107
Allowance for doubtful accounts                           (353)           (335)
                                                 --------------   --------------
     Accounts receivable, net                    $         528    $        772
                                                 ==============   ==============

     Inventories comprise the following:

                                                  December 31,    September 30,
(In thousands)                                       2004             2005
--------------                                   ---------------  --------------
Finished goods                                   $         491    $      296
Components                                                 215           220
                                                 --------------  --------------
                                                 $         706    $      516
Reserve for obsolete and slow moving inventory            (342)         (141)
                                                 --------------  --------------
     Inventories, net                            $         364    $      375
                                                 ==============  ==============


     Other current assets comprise the following:

                                                  December 31,    September 30,
(In thousands)                                       2004             2005
--------------                                   ---------------  --------------
Notes receivable                                 $       1,000    $    1,000
Due from former officer                                    127            98
Other                                                      223           157
                                                 ---------------  --------------
                                                 $       1,350    $    1,255
Reserve for uncollectible amounts                       (1,102)       (1,098)
                                                 ---------------  --------------
     Other current assets                        $         248    $      157
                                                 ===============  ==============

     Other assets (long-term) comprise the following:

                                                  December 31,    September 30,
(In thousands)                                       2004            2005
--------------                                   ---------------  --------------
Advances and deposits                            $          70    $       70
Deferred charges                                            50             -
                                                 ---------------  --------------
     Other long term assets                      $         120    $       70
                                                 ===============  ==============


     Property and equipment comprise the following:

                                                  December 31,    September 30,
(In thousands)                                       2004             2005
--------------                                   ---------------  --------------
Machinery and equipment                          $       1,284    $    1,169 (a)
Furniture and fixtures                                     585           572
Tooling                                                    493           491
Leasehold improvements                                     394           389
Other                                                      434           402
                                                 ---------------  --------------
                                                 $       3,190    $    3,023
Accumulated depreciation                                (2,720)       (1,902)
                                                 ---------------  --------------
     Property and equipment, net                 $         470    $    1,121
                                                 ===============  ==============

Footnote:
--------
     (a) Includes the write-off of fully depreciated DMC assets of approximately $0.8 million and the addition of approximately $0.8 million for the purchase of data center equipment for Artera.

     Depreciation expense the nine months ended September 30, 2004 and 2005 was approximately $0.2 million and $0.2 million, respectively.

     Accrued expenses comprise the following:

                                                  December 31,    September 30,
(In thousands)                                       2004             2005
--------------                                   ---------------  --------------
Non-conversion fees due to a related party       $       3,972    $          -
Non-registration fees due to a related party             1,446           4,735
Interest due to a related party                          1,012           1,632
Consulting fees due to a related party                     483               -
Incentive compensation due to officers                   1,832             868
                                                 ---------------  --------------
    Accrued expenses-related parties             $       8,745    $      7,235
                                                 ===============  ==============

Non-registration fees                            $       4,436    $      5,397
Interest                                                 1,458           1,993
Commissions payable                                        372             113
Other                                                    3,596           3,543
                                                 ---------------  --------------
    Accrued expenses-other                       $       9,862    $     11,046
                                                 ===============  ==============


     Deferred revenue comprise the following:

                                                   December 31,   September 30,
(In thousands)                                         2004           2005
--------------                                   ---------------  --------------
New Transducers Ltd.                             $         535    $          -
Other                                                      350              50
                                                 ---------------  --------------
                                                 $         885    $        350
                                                 ===============  ==============

     As of September 30, 2005, we will not realize any additional cash from revenue that has been deferred.


     Other current liabilities comprise the following:

                                                   December 31,   September 30,
(In thousands)                                         2004           2005
--------------                                   ---------------  --------------
License reacquisition payable                    $       4,000    $     4,0000
Royalty payable-former Midcore stockholders              1,679           1,679
Development fee payable                                    650             650
Due to selling shareholders of Theater Radio
 Network                                                   557             557
Due to Lernout & Hauspie                                   100             100
Other                                                        4              29
                                                 ---------------  --------------
     Other current liabilities                   $       6,990    $      7,015
                                                 ===============  ==============


     Other liabilities (long-term) comprise the following:

                                                   December 31,   September 30,
(In thousands)                                         2004           2005
--------------                                   ---------------  --------------
Note Payable-BMI                                 $          53    $         35
Other long term and capital leases                          10               2
                                                 ---------------  --------------
     Other long term liabilities                 $          63    $         37
                                                 ===============  ==============

Statements of Operations Information


     Other (income) expense, net consisted of the following:


                                                        Three months ended              Nine months ended
                                                           September 30,                   September 30,
                                                    ----------------------------   ---------------------------
(In thousands)                                          2004            2005           2004           2005
--------------                                      --------------  ------------   ------------  -------------
  Finance costs associated with non-registration
     of common shares                               $          74   $       206    $       526   $        613
  Default penalties on debt                                 1,321         5,588          4,704          8,529
  Dissolution of Artera International                      (4,567)            -         (4,567)             -
  Minority interest loss                                        -             -              -            (59)
  Other                                                       (22)          111             22            212
                                                    --------------  ------------   ------------  -------------
     Other (income) expense                         $      (3,194)  $     5,905    $       685   $      9,295
                                                    ==============  ============   ============  =============


     We include losses from our majority-owned subsidiaries in our condensed consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of the minority shareholders' interests. Losses in excess of that amount are borne by us. Such amounts from our Pro Tech Communications, Inc. subsidiary borne by us for the nine months ended September 30, 2005 were approximately $0.2 million. Future earnings of our majority-owned subsidiaries otherwise attributable to minority shareholders' interests will be allocated again to minority shareholders only after future earnings are sufficient to recover the cumulative losses previously absorbed by us (approximately $2.6 million at September 30, 2005).


Supplemental Cash Flow Information


                                                                                 Nine months ended September 30,
                                                                                ---------------------------------
(In thousands)                                                                       2004              2005
--------------                                                                  ---------------   ---------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
 Interest                                                                      $           20    $           13
                                                                                ===============   ===============
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized holding (loss)/gain on available-for-sale securities               $          (30)   $            2
                                                                                ===============   ===============
  Finance costs associated with non-registration of common shares               $          439    $        3,638
                                                                                ===============   ===============
  Finance costs associated with non-conversion of preferred stock               $        2,741    $       (3,931)
                                                                                ===============   ===============
  Issuance of series I preferred stock                                          $            -    $          976
                                                                                ===============   ===============
  Receipt of common stock of subsidiary as consideration for license amendment  $          275    $            -
                                                                                ===============   ===============
  Receipt of common stock of subsidiary for payment of note receivable          $          640    $            -
                                                                                ===============   ===============
  Issuance of preferred stock for advance by investor in prior years            $          230    $            -
                                                                                ===============   ===============
  Property and equipment financed through notes payable                         $            -    $           18
                                                                                ===============   ===============
  Principal on convertible notes and notes payable rolled into new notes        $       46,637    $       85,294
                                                                                ===============   ===============
  Interest on convertible notes and notes payable rolled into new notes         $        2,540    $        3,656
                                                                                ===============   ===============
  Default penalty on convertible notes rolled into new notes                    $        4,664    $        8,529
                                                                                ===============   ===============

4.   Capital Deficit:

     The changes in capital deficit during the nine months ended September 30, 2005 were as follows:


                                                Convertible Preferred Stock
                                               Series H             Series I          Common Stock        Additional     Accumu-
                                            -----------------  -----------------  --------------------      Paid-in       lated
(In thousands)                              Shares    Amount   Shares    Amount     Shares    Amount        Capital      Deficit
--------------                              -----------------  -----------------  --------------------    -----------   ----------
Balance at December 31, 2004                   2     $19,203      -           -     641,970   $6,420       $245,746     ($354,490)
Conversion of preferred stock                  -        (404)     -        (466)     68,628      686            184 (a)         -
Issuance of NCT common stock under
Private Equity Credit Agreement                                                       6,757       68            (18)(b)
Issuance of Series I preferred stock           -           -      1         976           -        -            155             -
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                    -         522      -           -           -        -           (522)            -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders            -           -      -           -           -        -           (244)            -
Charges for the non-registration of the
  underlying shares of NCT common stock
  to subsidiary preferred shareholders         -           -      -           -           -        -         (3,638)            -
Charges for the non-conversion/exchange
  for common stock of NCT to NCT and
  subsidiary preferred shareholders            -           -      -           -           -        -          3,931             -
Warrants issued in conjunction with
  convertible debt                             -           -      -           -           -        -         22,547             -
Beneficial conversion feature on
    convertible debt                           -           -      -           -           -        -         15,466             -
Net loss                                       -           -      -           -           -        -              -       (59,873)
Accumulated other comprehensive loss           -           -      -           -           -        -              -             -
Compensatory stock options and warrants        -           -      -           -           -        -             22             -
Other                                          -           -      -           -           -        -             12             -
                                            -----------------  -----------------  --------------------    -----------   ----------
Balance at September 30, 2005                  2     $19,321      1      $  510      717,355   $7,174      $283,641     ($414,363)
                                            =================  =================  ====================    ===========   ==========

                                                 Other
                                                 Compre-
                                                 hensive
(In thousands)                                   Loss          Total
--------------                                 -------      -----------
Balance at December 31, 2004                      $86        ($83,035)
Conversion of preferred stock                       -               -
Issuance of NCT common stock under
Private Equity Credit Agreement                    50
Issuance of Series I preferred stock                -           1,131
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                         -               -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders                 -            (244)
Charges for the non-registration of the
  underlying shares of NCT common stock
  to subsidiary preferred shareholders              -          (3,638)
Charges for the non-conversion/exchange
  for common stock of NCT to NCT and
  subsidiary preferred shareholders                 -           3,931
Warrants issued in conjunction with
  convertible debt                                  -          22,547
Beneficial conversion feature on
    convertible debt                                -          15,466
Net loss                                            -         (59,873)
Accumulated other comprehensive loss              160             160
Compensatory stock options and warrants             -              22
Other                                               -              12
                                               -------      -----------
Balance at September 30, 2005                    $246       ($103,471)
                                               =======      ===========
Footnotes:
---------
     (a) Includes $(75,000) representing the difference between the aggregate conversion price of the preferred shares, which was based on a formula in the certificate of designation of the preferred stock, and the aggregate par value of the shares of common stock issued upon conversion

     (b) Represents the difference between the aggregate sales price of the shares sold, which was based on the fair market value of the shares, and the aggregate par value of the shares sold.

5.   Notes Payable:



                                                                                                 December 31,      September 30,
(In thousands)                                                                                      2004               2005
--------------                                                                                 ----------------   ----------------
Note due investor                                                                              $           385    $           385
    Interest at 8% per annum payable at maturity;  effective interest rate of 80.3% per annum resulting from the issuance of warrants and finders fees; matured April 7, 2003 (a); default interest accrues at 18% per annum.
Note due stockholder of subsidiary                                                                          40                 17
    Interest at 12% per annum; monthly payments (including interest)
    of $1.5 through September 2005, remainder matures October 15, 2006 (b).
Note due former employee                                                                                   100                100
    $100 bears interest at 8.25% per annum, compounded annually;
    past due (a).
Other financings                                                                                            78                 75
    Interest ranging from 7% to 9% per annum;
     $35 due July 15, 2003 (a); $41 all other.
                                                                                               ----------------   ----------------
                                                                                               $           603    $           577
                                                                                               ================   ================

Footnote:
--------
     (a)  Notes payable are in default due to nonpayment.
     (b) On August 1, 2005, we refinanced the remaining principal of $16,704 from the June 1, 2005 note with a modification of terms. The debt instruments were deemed not to be substantially different in accordance with Emerging Issues Task Force Issue No. 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments".

6.   Convertible Notes Payable:


                                                                                                 December 31,      September 30,
(In thousands)                                                                                      2004               2005
--------------                                                                                 ----------------   ----------------
Related Party Convertible Notes:
Issued to Carole Salkind - (a)                                                                 $        58,120    $        80,341
Weighted average effective interest rate of 82.5% per annum; accrues interest at 8% per annum except $5,000 at 12%; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.0050 - $0.0166 or exchangeable for common stock of NCT subsidiaries except Pro Tech; maturing by quarter as follows:
                               2004        2005
                            ---------------------
     March 31, 2005         $ 26,408     $      -
     June 30, 2005            26,712            -
     December 31, 2005             -        5,500
     March 31, 2006                -       69,841
     December 31, 2009         5,000        5,000
Less: unamortized debt discounts                                                                       (12,555)           (14,735)
                                                                                               ----------------   ----------------
                                                                                               $        45,565    $        65,606
Less: amounts classified as long-term                                                                   (5,000)            (5,000)
                                                                                               ----------------   ----------------
                                                                                               $        40,565    $        60,606
                                                                                               ===============    ================


                                                                                                 December 31,      September 30,
(In thousands)                                                                                      2004               2005
--------------                                                                                 ----------------   ----------------
Convertible Notes:
8% Convertible Notes - (b)                                                                     $         2,641    $         2,641
Weighted average effective interest rate of 30.8% per annum;
generally convertible into NCT common stock at 80% of the five-day average closing bid price preceding conversion; matures
                               2004        2005
                            ---------------------
     March 14, 2002         $     17     $     17
     April 12, 2002                9            9
     January 10, 2004            550          550
     March 11, 2004              400          400
     April 22, 2005              235          235
     September 4, 2005           440          440
     July 23, 2006               990          990

6% Convertible Notes                                                                                     2,474              2,474
Weighted average effective interest rate of 85.8% per annum;
convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
                               2004        2005
                            ---------------------
     January 9, 2002        $    818     $    818
     April 4, 2002               325          325
     May 25, 2002                 81           81
     June 29, 2002             1,250        1,250
                                                                                               ----------------   ----------------
                                                                                               $         5,115    $         5,115
Less: unamortized debt discounts                                                                          (602)             (312)
                                                                                               ----------------   ----------------
                                                                                               $         4,513    $         4,803
                                                                                               ===============    ================

Footnotes:
---------
     (a) During the nine months ended September 30, 2005, we issued an aggregate of $107.5 million of convertible notes to Carole Salkind, a stockholder and spouse of a former director of ours. These notes are secured by substantially all of our assets. During the nine months ended September 30, 2005, we defaulted on payment of all notes that matured during the period for an aggregate principal amount of $85.3 million. For the nine months ended September 30, 2005, we refinanced an aggregate of $85.3 million principal amount into new notes along with default penalties ($8.5 million) and accrued interest ($3.7 million) aggregating $97.5 million. In addition, we issued notes aggregating approximately $10.0 million in consideration of new funding from Carole Salkind. Included in the new funding amount is an 8% convertible note in the principal amount of $5.0 million, for which Ms. Salkind paid us $1.0 million in cash. During the nine months ended September 30, 2005, we recorded original issue discounts of $19.5 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 10). In addition, beneficial conversion features totaling $22.5 million have been recorded as a discount to the notes. These discounts are amortized over the terms of the related notes. For the three and nine months ended September 30, 2005,$16.1 million and $39.8 million, respectively, of amortization related to these and prior discounts is classified as interest expense in our condensed consolidated statements of operations. Unamortized discounts of $14.7 million and $12.6 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of September 30, 2005 and December 31, 2004, respectively. The default provisions in these notes impose a penalty of 10% of the principal payments in default and interest calculated from the date of default at the stated interest rate of the note plus 5%.

     (b) We are in default on convertible notes aggregating $1.6 million due to a cross-default provision and non-payment. We are also in default on convertible notes aggregating $1.0 million dated July 23, 2004 due to our failure to register for resale the shares of our common stock issuable upon conversion of these notes.

7.   Shares of Subsidiary Subject to Exchange into a Variable Number of Shares:

     The monetary value of Pro Tech series B convertible preferred stock was approximately $652,000 in our condensed consolidated balance sheet at September 30, 2005, which is comprised of $575,000 aggregate fair value of shares plus the accrued dividends of approximately $77,000. We have the option to settle the accrued dividends in cash or common stock. We would have to issue approximately
115.7 million shares of our common stock if settlement of the stated value along with accrued dividends had occurred as of September 30, 2005. There is no limit on the number of shares of common stock that we could be required to issue upon exchange of the Pro Tech series B preferred stock.

     At September 30, 2005, there were no shares of Pro Tech series A preferred stock and 460 shares of Pro Tech series B preferred stock were outstanding. On March 31, 2005, 50 shares of the Pro Tech series A preferred stock were converted into 1,844,007 shares of Pro Tech common stock pursuant to a mandatory conversion requirement. For the three months ended September 30, 2005, we calculated the 4% dividends earned by holders of the Pro Tech series B preferred stock at approximately $5,000. Following adoption of SFAS No. 150 effective July 1, 2004, this amount is included on our condensed consolidated financial statements in interest expense.

8.   Commitments and Contingencies:

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road LLC ("Crammer Road"), a Cayman Islands limited liability company, that supersedes and replaces our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn replaced a similar agreement dated as of July 25, 2002. The new credit agreement provides that we must put to Crammer Road shares of our common stock having an aggregate value of at least $5.0 million (the minimum commitment amount) and may put to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million (the maximum commitment amount). The purchase price of the shares will equal 93% of the average of the three lowest closing bid prices of our common stock during the ten-day trading period immediately following the date of our notice to Crammer Road of our election to put shares. The maximum amount that we can put to Crammer Road in any single transaction is equal to, at the time of our election, the lesser of (a) $2.0 million or (b) 500% of the daily weighted average volume of shares of our common stock for the 15 trading days immediately preceding the date of the put, provided that the maximum amount is no less than $500,000. Through September 30, 2005 we have sold a total of 6,756,756 shares of our common stock to Crammer Road pursuant to our private equity credit agreement for gross proceeds of $50,000. (see Note 13 for transactions subsequent to September 30, 2005).

     Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. The company has put shares under the Private Equity Credit Agreement which were issued below par value. We are currently engaged in discussions regarding this shortfall. In the future, we do not intend to sell shares pursuant to the private equity credit agreement when the purchase price of such shares would be less than $0.01 per share. We also will not honor conversion requests of preferred stock or convertible notes or exercise of warrants or options if that would require us to issue shares of our common stock when the issuance price of such shares would be less than $0.01 per share.

9.   Capital Stock:

Common Shares Available for Future Issuance

     At September 30, 2005, we were required to reserve for issuance approximately 23.0 billion shares of common stock based on the market price of $0.0058 price per share on that date (or the discount therefrom as provided under applicable exchange or conversion agreements). The number of shares issuable upon conversion or exchange of many of our outstanding convertible and exchangeable securities varies as a function of the market price of our common stock. At September 30, 2005, the number of shares required to be reserved for issuance exceeded the number of authorized but unissued shares of our common stock. At September 30, 2005, we had valid conversion, exchange and share issuance requests to issue approximately 105.1 million shares of our common stock.

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

NCT Group, Inc. Preferred Stock

     At September 30, 2005, we had two designations of issued and outstanding preferred stock, our series H convertible preferred stock, consisting of 2,100 designated shares, and our series I convertible preferred stock, consisting of 1,000 designated shares. We are obligated to register for resale shares of our common stock issuable upon the conversion of our series H preferred stock. At September 30, 2005, 1,716 shares of series H preferred stock were issued and outstanding. The series H preferred stock is senior in rank to our common stock and has a liquidation value equal to the dividends plus the stated value ($10,000 per share) in the case of our liquidation, dissolution or winding up. The holder of our series H preferred stock (Crammer Road) has no voting rights (except as may be required by law). Each share of series H preferred stock is convertible into shares of our common stock at 75% of the average closing bid price of our common stock for the five-day trading period immediately preceding conversion. Crammer Road is subject to a limitation on its percentage ownership of our outstanding common stock. The series H preferred stock is redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H was originally issued and the redemption date. The redemption price ranges from 85% of stated value (within three months of issuance) to 120% of stated value (after nine months from issuance). On May 11, 2004, we issued 27 shares ($270,000 stated value) of our series H preferred stock to Crammer Road for cash advanced in prior years of $230,000 less related fees of $24,500. In connection with the issuance, a beneficial conversion feature of $0.1 million was recorded as a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature was immediately amortized because the series H preferred is eligible to be converted on the date of issuance. For the nine months ended September 30, 2005, we calculated the 4% dividends earned by the holder of the outstanding series H preferred stock at approximately $0.5 million. The amortization of beneficial conversion feature and the dividend amount are included in the calculation of loss attributable to common stockholders. On June 30, 2005, Crammer Road converted six shares series H preferred stock into 5,275,230 shares of our common stock. On July 12, 2005 and August 1, 2005, Crammer Road converted fifteen shares each of series H preferred stock along with accrued dividends totaling approximately $0.1 million into 19,023,915 and 22,159,660 shares of our common stock, respectively (see Note
13).

     We had received a request to convert 189 shares ($1,890,000 stated value) of series H preferred stock plus accrued dividends into 52.5 million shares of our common stock that we could not fulfill because of an insufficient number of authorized but unissued shares of common stock. Under the Certificate of Designations, Preferences and Rights governing the series H preferred stock and incorporated into the June 21, 2002 exchange agreement pursuant to which these shares were sold by us to Crammer Road, Crammer Road was entitled to (i) compensation for late delivery of conversion shares of 1% of the stated value of series H not converted ($18,900) per business day beginning March 4, 2004, the 12th business day after the conversion date; or (ii) ordinary contract breach damages. In addition, if Crammer Road elected to purchase on the open market the number of our common shares it should have been issued upon conversion of the series H shares, Crammer Road was entitled to a payment equal to the excess, if any, of the open market price over the conversion price. On July 19, 2005, Crammer Road irrevocably waived, rescinded and voided any and all outstanding demands with respect to the conversion of the 189 shares of series H preferred stock into shares of our common stock. As result of this waiver, during the three months ended September 30, 2005, we reversed charges accrued through July 11, 2005 of $6.3 million for non-conversion of series H preferred stock into our common stock. The non-conversion charges are included in preferred stock dividends in the calculation of loss attributable to common stockholders.

     Pursuant to the terms of a registration rights agreement with Crammer Road, we were obligated to file a registration statement covering these shares no later than August 28, 2004. Because we did not have a sufficient number of authorized shares of NCT common stock to issue these shares, we were not been able to file a registration statement. As a result, Crammer Road is entitled to liquidated damages at the rate of 2% per month of the stated value of our outstanding series H preferred stock. The non-registration charges are included in the calculation of loss attributable to common stockholders. For the nine months ended September 30, 2005, this resulted in a charge to additional paid-in capital of $3.2 million.

     During the nine months ended September 30, 2005, 975.55767 shares of our series I preferred stock were issued and outstanding and held by four of our executive officers, one of our non-executive officers, a holder of shares of preferred stock of our subsidiary, Artera Group, Inc., and Steven Salkind, the son of Carole Salkind (see Notes 9 and 10).

     At September 30, 2005, 510 shares of our series I preferred stock were issued and outstanding and held by Steven Salkind, the son of Carole Salkind (see Note 10). Our series I preferred stock has a par value of $0.10 per share and a stated value of $1,000 per share. No dividends are payable on the series I preferred stock. The series I preferred stock is junior in rank to our series H convertible preferred stock, but senior in rank to our common stock and has preferences over the common stock with respect to distributions and payments upon our liquidation, dissolution or winding up. The holders of our series I preferred stock have no voting rights (except as may be required by law). Each share of series I preferred stock is convertible into approximately 47,619 shares of our common stock, determined by dividing the $1,000 stated value by the fixed conversion price of $0.021 per share. As a result, the 510 issued and outstanding shares of our series I preferred stock are convertible into approximately 24,285,714 shares of our common stock (see Note 13 for transactions subsequent to September 30, 2005).

     During the three months ended September 30, 2005, all but one holder of our series I preferred stock converted 465.55767 shares (including executive officers conversion of 212.33253 shares) of our series I preferred stock into 22,169,412 shares of our common stock.

Artera Group, Inc. Preferred Stock

     At September 30, 2005, there were 8,299 shares of Artera series A preferred stock outstanding. Each share of series A convertible preferred stock is convertible into shares of Artera common stock at a conversion price equal to the average closing price for the five trading days prior to the conversion date. We entered into an exchange rights agreement in 2001 with ten accredited investors who hold $4.3 million in aggregate stated value of Artera series A preferred stock. Each of the ten holders of Artera series A preferred stock is entitled to exchange the Artera series A preferred stock for shares of our common stock at an exchange price per share of 100% of the average closing bid price of our common stock for the five trading days prior to the exchange date and may not convert into Artera common stock. We are obligated to register for resale shares of our common stock issuable upon the exchange of 4,276 shares of Artera series A preferred stock. For the nine months ended September 30, 2005, we incurred charges of approximately $0.4 million for non-registration of the underlying shares of our common stock. Pursuant to the exchange rights agreement, we have the option at any time to redeem the shares of Artera series A preferred stock subject to the agreement by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera series A preferred stock received an additional right to exchange their shares into our preferred stock (a series to be designated) thirty days after receipt of written notice. In 2003, we received requests to exchange Artera series A preferred stock into our common stock and have been unable to fulfill these requests. For the nine months ended September 30, 2005, we calculated the 4% dividends earned by holders of the Artera series A preferred stock at approximately $0.2 million. The non-registration charges and dividends are included in the calculation of loss attributable to common stockholders. During the nine months ended September 30, 2005, 271 shares with a stated value of $271,000 along with accrued dividends of $44,000 were exchanged for 160 shares of our series I preferred stock.

Transactions Affecting the Common Stock of Pro Tech Communications, Inc.

     On March 31, 2005, the remaining Pro Tech series A shares were converted into 1,844,007 shares of Pro Tech common stock. At September 30, 2005, our subsidiary, NCT Hearing, held approximately 83% of the outstanding Pro Tech common stock.

Warrants

     During the nine months ended September 30, 2005, in conjunction with the issuance of convertible notes, we issued to Carole Salkind warrants to acquire an aggregate of 1,832,500,000 shares of our common stock at exercise prices ranging from $0.005 to $0.0195 per share. The fair value of these warrants was approximately $19.1 million (determined using the Black-Scholes option pricing model). Based upon the allocation of the relative fair values of the instruments, we recorded a discount to the convertible notes issued to Carole Salkind of $15.8 million during the nine months ended September 30, 2005.

10.  Related Parties:

Carole Salkind and Affiliates

     During the nine months ended September 30, 2005, we issued $107.5 million of 8% convertible notes due six months from respective dates of issuance to Carole Salkind (see Note 6) along with five-year warrants to acquire an aggregate of 1,832,500,000 shares of our common stock (see Note 9). Consideration paid for these notes included approximately $6.0 million cash and cancellation and surrender of notes aggregating approximately $85.3 million, along with default penalty and accrued interest. Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured notes to her, we will pay the legal fees she incurs as a result of certain legal matters (see Note 11).

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

Executive Officer Preferred Stock Issuance

     In March 2005, we issued an aggregate of 212.33253 shares of our series I convertible preferred stock to four executive officers in exchange for accrued but unpaid incentive cash bonuses of $343,000 (before income tax withholding) (see Note 9). The specific terms of these issuances are as follows:


                                                                                  Net Bonus Amount
                                                                    Gross             After Tax            Shares
                        Name                                     Bonus Amount         Withholding          Issued
                        ----                                     ------------         -----------          ------
Michael J. Parrella, Chief Executive Officer and Chairman of      $125,000           $    81,000             81
     the Board

Irene Lebovics, President                                           46,000                27,000             27

Cy E. Hammond, Senior Vice President and Chief Financial            72,000                41,000             41
     Officer

R. Wayne Darville, Chief Operating Officer, Artera Group,          100,000             63,332.53       63.33253
     Inc.


     During the three months ended September 30, 2005, these executive officers converted 212.33253 shares of our series I preferred stock into 10,111,072 shares of our common stock.

Incentive Compensation of Management

     On March 31, 2005, three executives agreed to waive a portion of their incentive bonus earned in 2004. The amounts waived were approximately $326,000, $107,000 and $158,000 for our Chief Executive Officer, President and Chief Financial Officer, respectively. In addition, these executives agreed to subject the payment of a portion of their accrued but unpaid 2004 bonus amounts to certain conditions. Furthermore, effective January 1, 2005, the incentive cash compensation arrangements applicable to these executives have been amended. For the first nine months of 2005, these executives will receive incentive cash compensation consisting of a percentage of the value only of new cash and cash equivalents received by us, subject to certain payment limitations.

Manatt Jones Global Strategies, LLC

     On July 1, 2004, we entered into a sixteen-month consulting agreement with Manatt Jones Global Strategies, LLC, a consulting firm. Under this agreement, Manatt Jones is assisting us in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities for our Artera Group business and our Artera Turbo product lines, primarily in Mexico, Latin America and Asia through the firm's extensive contacts in those regions, but also in the United States and elsewhere through the firm's extensive contacts in the Washington, D.C. area. Manatt Jones also provides us with use of their Washington, D.C. and New York City offices. Under this agreement, we pay a monthly fee of $16,250 to Manatt Jones for these services. Manatt Jones recruited our former Senior Vice President, Corporate Development to serve as a Managing Director in which capacity he is able to support Manatt Jones's efforts on our behalf as a result of his availability and his experience with our Artera Group business. The total expensed in the nine months ended September 30, 2005 under this agreement was approximately $146,250.

Spyder Technologies Group, LLC

     On May 1, 2005, we and Spyder Technologies Group, LLC, a company in which our Chairman and Chief Executive Officer, Michael Parrella, and members of his family have interests, amended the arrangement under which Spyder provides technical consulting services to our subsidiary Artera Group, Inc. The amendment was to change the cash compensation payable by Artera to Spyder from $20 per hour to $365 per day (or $45.63 per hour for a pro rata portion thereof based on an eight-hour day). No additional compensation is paid for hours in excess of eight per day. In addition, Spyder received a one-time payment of approximately $11,900, which effectively made the rate increase retroactive to January 1, 2005. Spyder earned technical consulting fees of $65,607 for the nine months ended September 30, 2005.

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

     On June 21, 2005, Metcoff and Wilson filed a second amended complaint. This new complaint: (i) added claims against Mr. Parrella for breach of fiduciary duty owed to the plaintiffs as alleged creditors of NCT; (ii) added Morton Salkind (husband of Carole Salkind) as a defendant in the case, asserted claims against him for unfair trade practices and fraudulent transfers and asserted that he should be held personally responsible for some of the allegedly wrongful acts of NCT; and (iii) reformulated some of the existing claims with respect to the issue of potential liability as between Midcore and NCT. The new complaint also sought to add as defendants in the case Irene Lebovics, Cy Hammond, John McCloy and Sam Oolie (members of our board of directors) and assert claims against them for unfair trade practices and breach of fiduciary duty. We objected to the addition of those parties and, on July 29, 2005, the court held in our favor on that issue. Mr. Parrella has told us that, he intends to deny the material new allegations against him in the second amended complaint.

     On October 3, 2005, at our request, the court required the plaintiffs to revise their second amended complaint with respect to among other things, the removal of certain references to members of our board of directors other than Mr. Parrella. On October 19, 2005, Metcoff and Wilson filed a revised complaint. On November 2, 2005, we filed a request to further revise the revised complaint, which request is currently pending before the court.

     We have agreed to indemnify Mr. Parrella, to the extent permitted by our certificate of incorporation and applicable law, for any liabilities (including legal fees) he may incur as a result of the claims against him in this action. We have submitted the claims against Mr. Parrella in the prior complaint, and the additional claims against him in the second amended complaint, to our director and officer indemnification insurance carrier. The carrier has not yet responded to confirm or initially deny coverage of any of the claims against Mr. Parrella.

     Carole Salkind has demanded that we indemnify her, in connection with her security interests under our promissory notes to her, for legal fees she incurs in this action. During the nine months ended September 30, 2005, Ms. Salkind incurred approximately $10,000 in such legal fees.

     In November 2005, Metcoff and Wilson filed a separate complaint against John McCloy, Sam Oolie, Irene Lebovics and Cy Hammond in Connecticut state court asserting claims against them for breaches of fiduciary duty and unfair trade practices in connection with the transactions relating to the August 29,2000 Agreement and Plan of Merger. The damages, putative damages, interest and attorneys' fees sought in the complaint are for unspecified amounts. Messrs. McCloy, Oolie and Hammond and Ms. Lebovics have indicated to us that they intend to deny the allegations against them.

     We have agreed to indemnify Messrs. McCloy, Oolie and Hammond and Ms. Lebovics, to the extent permitted by the our certificate of incorporation and applicable law, for any liabilities (including legal fees) they may incur as a result of the claims against them in this action. We intend to submit the claims against Messrs. McCloy, Oolie and Hammond and Ms. Lebovics in the case to the Company's director and officer indemnification insurance carrier.

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

12.  Segment Information:

     We are organized into three operating segments: communications, media and technology. To reconcile the reportable segment data to the condensed consolidated financial statements, we capture other information in two categories: other-corporate and other-consolidating. Other-corporate consists of items maintained at our corporate headquarters and not allocated to the segments. This includes most of our debt and related cash and equivalents and net interest expense, some litigation liabilities and non-operating fixed assets. Also included in the components of revenue attributed to other-corporate are license fees and royalty revenue from subsidiaries, which are offset (eliminated) in the other-consolidating column. Other-consolidating consists of items eliminated in consolidation, such as intercompany revenue and expense.

     During the nine months ended September 30, 2005, no geographic information for revenue from external customers or for long-lived assets is disclosed, as our primary markets and capital investments were concentrated in the United States.

     Reportable segment data for the three and nine months ended September 30, 2005 and September 30, 2004 is as follows:


(In thousands)
For the three months ended               Communi-                               Reportable       Other      Consoli-       Grand
September 30, 2005                        cations      Media      Technology     Segments      Corporate     dating        Total
---------------------------------------  ----------  ----------  ------------  ------------  ------------  ------------  -----------
 License Fees and Royalties - External   $     489   $       -   $       24    $     513     $      691    $     (691)   $     513
 Other Revenue - External                      503          16            -          519              -            (3)         516
 Revenue - Other Operating Segments            747           1            -          748              4          (752)           -
 Net Income (loss)                          (3,827)     (2,089)         129       (5,787)           (25)      (20,378)     (26,190)
 Segment Assets                             14,255      21,432          737       36,424          2,489       (33,657)       5,256


For the three months ended               Communi-                               Reportable       Other      Consoli-       Grand
September 30, 2004                        cations      Media      Technology     Segments      Corporate     dating        Total
---------------------------------------  ----------  ----------  ------------  ------------  ------------  ------------  -----------
 License Fees and Royalties - External   $     432   $     535   $       15    $     982     $        -    $        -    $     982
 Other Revenue - External                      418          39            -          457              -             -          457
 Revenue - Other Operating Segments            303           3            -          306             14          (320)           -
 Net Income (loss)                           1,796      (1,014)          83          865        (11,881)          602      (10,414)
 Segment Assets                             20,575      23,145          936       44,656          2,288       (35,759)      11,185


For the nine months ended                Communi-                               Reportable       Other      Consoli-       Grand
September 30, 2005                        cations      Media      Technology     Segments      Corporate     dating        Total
---------------------------------------  ----------  ----------  ------------  ------------  ------------  ------------  -----------
 License Fees and Royalties - External   $   1,378   $     535   $       93    $   2,006     $      700    $     (700)   $   2,006
 Other Revenue - External                    1,485          69            -        1,554              -            (3)       1,551
 Revenue - Other Operating Segments            775           1            -          776             13          (789)           -
 Net Income (loss)                          (9,637)     (4,793)         349      (14,081)       (47,445)        1,653      (59,873)
 Segment Assets                             14,255      21,432          737       36,424          2,489       (33,657)       5,256


For the nine months ended                Communi-                               Reportable       Other      Consoli-       Grand
September 30, 2004                        cations      Media      Technology     Segments      Corporate     dating        Total
---------------------------------------  ----------  ----------  ------------  ------------  ------------  ------------  -----------
 License Fees and Royalties - External   $     914   $   1,605   $      146    $   2,665     $        -    $        -    $   2,665
 Other Revenue - External                    1,288         120            -        1,408                            -        1,408
 Revenue - Other Operating Segments            886           5            -          891            342        (1,233)           -
 Net Income (loss)                          (3,714)     (2,982)         140       (6,556)       (31,441)        1,795      (36,202)
 Segment Assets                             20,575      23,145          936       44,656          2,288       (35,759)      11,185



13.  Subsequent Events:

     During of October 2005, Crammer Road converted an aggregate of 16 shares of our series H preferred stock along with accrued dividends, into 45,515,131 shares of our common stock.

     On October 10, 2005, Longview Fund LP converted $15,227 in principal and $48,548 in accrued interest due under our $500,000 convertible note issued in July 2004 into an aggregate of 13,370,000 shares of our common stock.

     On October 11, 2005, we sold 12,000,000 shares of our common stock to Crammer Road, pursuant to a put of $80,000 under our Private Equity Credit Agreement with Crammer Road.

     On October 14, 2005, we issued Carole Salkind an 8% convertible note in the principal amount of $300,000, for which Ms. Salkind paid us $300,000 in cash. Also on October 14, 2005, we issued Carole Salkind a 12% convertible note in the principal amount of $1,001,329.96 to cure our default on payment of the initial interest installment due under the $5,000,000 note dated December 22, 2004. The principal amount of this note represents the interest installment due October 1, 2005 ($498,082.19), default interest thereon and interest default penalty (10% of the then outstanding principal). The notes are secured by substantially all of our assets. The notes are due on April 14, 2006 and may be converted into shares of our common stock at a conversion price per share of $0.0049 or exchanged for shares of common stock of any of our subsidiaries (except Pro
Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with the issuance of these notes, we issued Ms. Salkind five-year warrants to acquire 26,500,000 shares of our common stock at an exercise price per share of $0.0049.

     On October 18, 2005, we issued Carole Salkind an 8% convertible note in the principal amount of $968,035.46 to cure our default on repayment of two notes dated April 14, 2005. The principal amount of this note represents the aggregate principal rolled over ($847,970.18), default penalty (10% of the principal in default) and accrued interest. The notes are secured by substantially all of our assets. The notes are due on April 18, 2006 and may be converted into shares of our common stock at a conversion price per share of $0.0049 or exchanged for shares of common stock of any of our subsidiaries (except Pro Tech) that makes a public offering of its common stock (at the public offering price). In conjunction with the issuance of this note, we issued Ms. Salkind a five-year warrant to acquire 16,000,000 shares of our common stock at an exercise price per share of $0.0049.

     On October 19, 2005, our board of directors increased the number of directorships on the board from five to seven and elected Stephan Carlquist and Robert N. Rose, to fill the newly created vacancies on the board effective October 19, 2005 for a term expiring at our 2006 annual meeting of stockholders or until their successors are elected and duly qualified. Our board of directors also appointed Mr. Carlquist to serve on its compensation committee. Messrs. Carlquist and Rose were each granted options to purchase 6 million shares of our common stock at an exercise price of $0.006 per share, the fair market value of our common stock on the date of grant.

     On October 19, 2005, we issued 120,000 shares to Wayne Darville, Chief Operating Officer, Artera Group, Inc. pursuant to a stock award granted by our board of directors on September 30, 2004.

     On October 19, 2005, we granted an aggregate of 363,694,000 options to our employees and non-employee directors. Of these options, 262,103,000 options were granted to officers and other employees by the compensation committee of our board of directors pursuant to our 2001 Stock and Incentive Plan, as amended (the "2001 Plan"), 46,002,000 options were granted to our non-employee directors (including Messrs. Carlquist and Rose) by the full board of directors pursuant to the 2001 Plan and 55,589,000 options were granted to an executive officer by the full board outside of the 2001 Plan. All of the options granted have a seven-year term and an exercise price of $0.006 per share, the fair market value of our common stock on the date of grant.

     On October 31, 2005, we issued Carole Salkind an 8% convertible note in the principal amount of $325,000, for which Ms. Salkind paid us $325,000 in cash. Also on October 31, 2005, we issued Carole Salkind an 8% convertible note in the principal amount of $1,625,612.05 to cure our default on repayment of notes dated April 26, 2005 and April 29, 2005. The principal amount of this note represents the aggregate principal rolled over ($1,424,532.52), default penalty (10% of the principal in default) and accrued interest. The notes are secured by substantially all of our assets. The notes mature six months from the date of issuance may be converted into shares of our common stock (369,457,284 shares for the $1,625,612.05 note at a conversion price per share of $0.0044 and 79,268,293 shares for the $325,000 note at a conversion price per share of $0.0041) or exchanged for shares of common stock of any of our subsidiaries (except Pro Tech Communications, Inc.) that makes a public offering of its common stock (at the public offering price). In conjunction with the issuance of these notes, we issued Ms. Salkind five-year warrants to acquire 27,000,000 shares of our common stock at an exercise price per share of $0.0044 and 15,000,000 shares of our common stock at an exercise price per share of $0.0041.

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

Overview

     We design products and develop and license technologies based upon our portfolio of patents and related proprietary rights and extensive technological know-how. Our business operations are organized into three operating segments: communications, media and technology. Our operating revenue is comprised of technology licensing fees and royalties, product sales, advertising and engineering and development services. Operating revenue for the nine months ended September 30, 2005 consisted of approximately 56.4% in technology licensing fees and royalties, 41.2% in product sales, 1.7% in advertising and 0.7% in engineering and development. The mix of our revenue sources during any reporting period may have a material impact on our results of operations. In particular, our execution of technology licensing agreements and the timing of the revenue recognized from these agreements has not been predictable.

Going Concern Risks

     Since inception, we have experienced substantial recurring losses from operations, which amounted to $414.4 million on a cumulative basis through September 30, 2005. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our revenue sources, especially technology license fees, royalties, product sales and advertising, to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, our management believes we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all. In addition, in order to obtain additional financing through the sale of shares of our common stock, we may need to obtain the approval of our stockholders of an additional amendment to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock. However, we can give no assurance that our stockholders would approve any additional increases in our authorized shares of common stock.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. These funds consist of available cash and the funding derived from our revenue sources. Cash and cash equivalents amounted to $0.4 million at September 30, 2005 and our working capital deficit was $93.3 million. We have been able to continue our operations by raising additional funds through the sale of convertible notes. We have been primarily dependent upon funding from Carole Salkind in 2003, 2004 and to date in 2005. As of September 30, 2005, we owed Ms. Salkind approximately $80.3 million under outstanding convertible notes. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

     Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financings and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at September 30, 2005 about our ability to continue as a going concern. Our accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

     The following discussion of our financial condition and results of operations is based on the consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an on going basis, we evaluate our estimates, including those related to amortization and potential impairment of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. During the nine months ended September 30, 2005, there were no significant changes to the critical accounting policies we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

     The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" below. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimate is the assessment of recoverability of long-lived assets, which primarily impacts operating results when we impair assets or accelerate their depreciation. Below, we discuss this policy further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as policies for revenue recognition, including the deferral of revenue on sales, however, these policies do not require us to make estimates or judgments that are difficult or subjective.

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

     Based on our assessment, as of December 31, 2004, we concluded that the goodwill of the Midcore/Artera reporting unit was impaired and we recorded an impairment of $5.9 million. At September 30, 2005, our goodwill, net consisting of the Advancel and NCT Hearing reporting units was $1.3 million. Our next annual evaluation is planned for December 31, 2005.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for each of the nine months ended September 30, 2004 and 2005 was less than $0.1 million. At September 30, 2005, our patent rights and other intangibles, net were $1.0 million.

     We evaluate the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Our evaluations to date have not indicated that any revisions are necessary. Our next evaluation is planned for December 31, 2005. We evaluate our intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows which impacts the results of operations when we impair assets or accelerate their depreciation. In light of our continuing losses, a potential indicator of impairment, we test our patent rights and other intangible assets with finite useful lives for impairment at each reporting period. Our next evaluation is planned for December 31, 2005.

Results of Operations

Three months ended September 30, 2005 compared to three months ended September 30, 2004

     Revenue. Total revenue for the three months ended September 30, 2005 was $1.0 million as compared to $1.4 million for same period in 2004, a decrease of $0.4 million or, 28.6%, primarily the result of having fully recognized the license fee revenue from the New Transducers Ltd. ("NXT") license as of March 31, 2005. Total revenue for the three months ended September 30, 2005 consisted of approximately 49.9% in technology licensing fees and royalties, 46.6% in product sales, 1.2% in advertising and 2.3% in engineering and development services as compared to the three months ended September 30, 2004 of approximately 68.2% in technology licensing fees and royalties, 29.0% in product sales, 2.4% in advertising and 0.4% in engineering and development services.

     Technology licensing fees and royalties were $0.5 million for the three months ended September 30, 2005 as compared to $1.0 million for the same period in 2004, a decrease of $0.5 million, or 50.0%. This decrease was due primarily to having fully recognized the license fee revenue from NXT license. In May 2005, we learned that our ClearSpeech algorithm will not be incorporated by Sharp Corporation in its next generation product. As a result, we expect to experience a significant decline in our royalties from Sharp beginning sometime in 2006. Our revenue from Sharp for the three months ended September 30, 2005 and September 30, 2004 was approximately $0.3 million and $0.2 million, respectively.

     For the three months ended September 30, 2005, product sales were $0.5 million compared to $0.4 million for the same period in 2004. Gross profit on product sales, as a percentage of product sales, for the three months ended September 30, 2005 and 2004 was 43.2% and 53.8%, respectively, primarily due to the change in product mix within the communications segment. For the three months ended September 30, 2005 and 2004, 97% and 92%, respectively, of our product sales were attributable to our communications segment. The mix of our product sales within the communications segment for the three months ended September 30, 2005 included 68% of Pro Tech products and 15% of Artera Turbo subscriptions whereas the same period in the prior year included 72% of Pro Tech products and 23% of Artera Turbo subscriptions. Our subscriber base that generated the Artera Turbo product sales for the three months ended September 30, 2005 consisted of residential and small business users.

     Advertising revenue was $12,000 for the three months ended September 30, 2005 compared to $35,000 for the same period in 2004. The decrease was primarily due to termination of an advertising contract with a prior user of our Sight & Sound system. Hospital Radio Network is the business responsible for the sale of audio and visual advertising in healthcare venues employing our Sight & Sound systems and contributed 100% of total advertising revenue for both periods.

     In September 2005, we decided to modify the business model for operating our Hospital Radio Network business. Instead of continuing to directly operate this business, we have initiated our modified plan to license our proprietary technology used in this business to third parties in exchange for a percentage of the advertising revenues generated by these third parties through the installation of our Sight & Sound systems in healthcare facilities.

     Costs and expenses. Total costs and expenses for the three months ended September 30, 2005 were $27.2 million compared to $11.9 million for the same period in 2004, an increase of $15.3 million, or 128.6%, due primarily to an increase of $6.6 million in interest expense and an increase of $4.3 million in default penalties on convertible notes, partially offset by decreases in selling, general and administrative expenses of $0.7 million. The three months ended September 30, 2004 included a $4.6 million gain resulting from the dissolution of Artera International, included in other (income)/expense, net.

     For the three months ended September 30, 2005, selling, general and administrative expenses totaled $1.9 million as compared to $2.6 million for the three months ended September 30, 2004, a decrease of $0.7 million, or 26.9%. This decrease was due primarily to decreases in other compensation resulting from amending the incentive cash compensation arrangements applicable to certain executives.

     For the three months ended September 30, 2005, other expense, net totaled $5.9 million as compared to income of $3.2 million for the three months ended September 30, 2004, an increase of $9.1 million, or 284.4%. The increase was due to a $4.3 million increase in default penalties on convertible notes. The three months ended September 30, 2004 included a $4.6 million gain resulting from the dissolution of Artera International.

     For the three months ended September 30, 2005, interest expense, net totaled $18.0 million as compared to $11.4 million for the three months ended September 30, 2004, an increase of $6.6 million, or 57.9%. The increase in interest expense was primarily attributable to the increase in debt and the amortization of the relative fair value of warrants (original issue discounts and beneficial conversion features) allocated to the related debt. Interest expense for the three months ended September 30, 2005 included amortization of original issue discounts of $8.9 million, amortization of beneficial conversion features in convertible debt of $7.3 million, and interest on convertible debt issued by us of $1.8 million.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

     Revenue. For the nine months ended September 30, 2005, total revenue amounted to $3.6 million, compared to $4.1 million for nine months ended September 30, 2004, a decrease of $0.5 million, or 12.6%. This decrease was due primarily to having fully recognized the license fee revenue from the NXT license as of March 31, 2005, partially offset by increases in the reporting of royalties from OKI Electric. Total revenue for the nine months ended September 30, 2005 consisted of approximately 56.4% in technology licensing fees and royalties, 41.2% in product sales, and 1.7% in advertising and 0.7% in engineering and development services as compared to the nine months ended September 30, 2004 of approximately 65.4% in technology licensing fees and royalties, 31.9% in product sales, and 2.5% in advertising, and 0.1% in engineering and development services.

     Technology licensing fees and royalties were $2.0 million for the nine months ended September 30, 2005 as compared to $2.7 million for the same period in 2004, a decrease of $0.7 million, or 25.9%. The decrease was due primarily to a decrease in royalties resulting from the license fee revenue from NXT. In May 2005, we learned that our ClearSpeech algorithm will not be incorporated by Sharp Corporation in its next generation product. As a result, we expect a significant decline in our royalties recognized from Sharp beginning sometime in 2006. Our revenue from Sharp for the nine months ended September 30, 2005 and September 30, 2004 was approximately $0.6 million and $0.5 million, respectively.

     For the nine months ended September 30, 2005 product sales were $1.5 million as compared with $1.3 million for the same period in 2004. Gross profit on product sales, as a percentage of product sales, for the nine months ended September 30, 2005 and 2004 was 52.4% and 51.4%, respectively. For the nine months ended September 30, 2005 and 2004, 96% and 92%, respectively, of our product sales were attributable to our communications segment. The mix of our product sales within the communication segment for the nine months ended September 30, 2005 included 66% of Pro Tech products and 17% of Artera Turbo subscriptions whereas the same period in the prior year included 65% of Pro Tech products and 19% of Artera Turbo subscriptions.

     Advertising revenue was $61,000 for the nine months ended September 30, 2005 compared to $103,000 for the same period in 2004. Hospital Radio Network was the business responsible for the sale of audio and visual advertising in healthcare venues employing our Sight & Sound systems and contributed 100% of total advertising revenue for both periods.

     In September 2005, we decided to modify the business model for operating our Hospital Radio Network business. Instead of continuing to directly operate this business, we have initiated our modified plan to license our proprietary technology used in this business to third parties in exchange for a percentage of the advertising revenues generated by these third parties through the installation of our Sight & Sound systems in healthcare facilities.

     Costs and expenses. Total costs and expenses for the nine months ended September 30, 2005 were $63.4 million compared to $40.3 million for the same period in 2004, an increase of $23.1 million, or 57.4%, due primarily to a $16.0 million increase in interest expense and $3.8 million in default penalties on convertible notes, partially offset by decreases in selling, general and administrative expenses of $1.6 million. The nine months ended September 30, 2004 included a $4.6 million gain resulting from the dissolution of Artera International.

     Cost of product sales for the nine months ended September 30, 2005 was $0.7 million as compared to $0.6 million for the nine months ended September 30, 2004. Cost of advertising revenue was $9,000 for the nine months ended September 30, 2005 compared to $12,000 for the same period in 2004. These costs included the commissions paid to advertising representative companies and agencies and communication expenses related to the Sight & Sound locations in commercial and healthcare venues.

     For the nine months ended September 30, 2005, selling, general and administrative expenses totaled $5.2 million as compared to $6.8 million for the nine months ended September 30, 2004, a decrease of $1.6 million, or 23.6%. This decrease was due primarily to the waiver by three executives of a portion of their incentive bonus earned in 2004 and amendment of the incentive cash compensation arrangements applicable to the three executives. The amounts waived were approximately $326,000, $107,000 and $158,000 for our Chief Executive Officer, President and Chief Financial Officer, respectively.

     For the nine months ended September 30, 2005, other (income)/expense, net totaled $9.3 million as compared to $0.7 million for the nine months ended September 30, 2004, a increase of $8.6 million. The increase was due to a $3.8 million increase in default penalties on convertible notes and a $0.3 million increase in finance costs associated with non-registration of common shares underlying convertible notes. The nine months ended

September 30, 2004 included a $4.6 million gain resulting from the dissolution of Artera International.

     For the nine months ended September 30, 2005, interest expense, net totaled $45.0 million as compared to $29.0 million for the nine months ended September 30, 2004, an increase of $16.0 million, or 55.2%. The increase in interest expense was primarily attributable to the increase in debt and the amortization of the relative fair value of warrants (original issue discounts and beneficial conversion features) allocated to the related debt. Interest expense for the nine months ended September 30, 2005 included amortization of original issue discounts of $19.6 million, amortization of beneficial conversion features of $20.5 million, and interest on convertible debt issued by us of $4.8 million.

Liquidity and Capital Resources

     We have experienced substantial losses from operations since inception, which have been recurring and amounted to $414.4 million on a cumulative basis through September 30, 2005. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

     o    the issuance of our and our subsidiaries' convertible debt;
     o    the sale of our and our subsidiaries' common stock;
     o    the sale of our and our subsidiaries' convertible preferred stock;
     o    technology licensing fees;
     o    royalties;
     o    product sales;
     o    advertising revenue; and
     o    engineering and development services.

     We believe that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenues derived from technology licensing fees and royalties, product sales and advertising. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. At our 2005 annual meeting of stockholders, held on June 28, 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to 5.622 billion shares. This increase in the number of our authorized shares of common stock, however, is not sufficient for us to satisfy potential requests for conversions and exchanges of our and our subsidiaries' derivative securities. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at September 30, 2005 about our ability to continue as a going concern.

     We have entered into financing transactions because internally generated funding sources have been insufficient to maintain our operations. Our financing transactions to fund our business pursuits during the three and nine months ended September 30, 2005 are described in the notes to the condensed consolidated financial statements. In 2005, we have continued to be primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Ms. Salkind will continue to provide funds to us. Our belief that funding from her will continue is based primarily upon her continued funding of us during 2003, 2004 and to date in 2005 despite our failure to repay her notes as the notes matured. However, we have no legally binding assurance that Ms. Salkind will continue to fund us in the short-term or that the amount, timing and duration of the funding from her will be adequate to sustain our business operations.

     Our monthly use of operating cash for each of the nine months ended September 30, 2005 was approximately $0.7 million, down from approximately $0.8 million in the same period prior year. In the absence of a significant infusion of new capital, we anticipate that our monthly use of cash over the next 12 months will not exceed this approximate level, assuming continued funding from Carole Salkind or other sources to satisfy the amounts not funded by royalty collections and product sales. Of our monthly cash expenditures, approximately $0.6 million is used currently to fund payroll and payroll-related costs (such as taxes and health insurance) and the balance is used for other operating expense (including rents, utilities, and arrearage arrangements).

     At September 30, 2005, our cash and cash equivalents aggregated $0.4 million. Our working capital deficit was $93.3 million at September 30, 2005, compared to a deficit of $72.3 million at December 31, 2004, a $21.0 million increase. Our current assets were approximately $1.8 million at September 30, 2005 compared to approximately $2.5 million at December 31, 2004. Our current liabilities were approximately $95.1 million at September 30, 2005 compared to approximately $74.8 million at December 31, 2004. The $20.3 million increase in current liabilities was due primarily to the issuance and refinancing of convertible notes to Carole Salkind of $20.0 million (net of discounts), an increase in accrued expenses due to non-registration costs and liquidated damages of $0.2 million partially offset by reductions in consulting fees of $0.5 million and incentive compensation of $0.9 million. At September 30, 2005, our current liabilities consisted of indebtedness ($66.0 million), accrued liabilities ($18.3 million), other current liabilities ($7.0 million), accounts payable ($2.8 million), deferred revenue ($0.4 million) and shares of subsidiary subject to exchange rights ($0.7 million). We anticipate that we may not be required to settle all of our current liabilities in cash. Most of our indebtedness (and accrued interest thereon) is convertible into shares of our common stock and may be converted to the extent we have sufficient shares of authorized but unissued common stock.

     At September 30, 2005, we were in default of $0.5 million of our notes payable and $5.1 million of our convertible notes. The following table summarizes our indebtedness in default at September 30, 2005:


                                                     (In millions)
                                                           New              Defaults
                                Indebtedness             Defaults            Cured            Indebtedness
                                 In Default               during             during            In Default
Notes Payable:                    12/31/04              the Period         the Period          09/30/05
                              -----------------      ----------------   ----------------   ----------------
Former Employee / Other       $            0.5 (a)                 -                  -    $           0.5 (a)
                              -----------------      ----------------   ----------------   ----------------
  Subtotal                    $            0.5       $             -    $             -    $           0.5
                              -----------------      ----------------   ----------------   ----------------

Convertible Notes Payable:
Carole Salkind Notes          $              -       $          97.5    $         (97.5)   $             - (a)
8% Notes                                   2.6 (a,b)               -                  -                2.6 (a,b)
6% Notes                                   2.5 (a)                 -                  -                2.5 (a)
                              -----------------      ----------------   ----------------   ----------------
  Subtotal                    $            5.1       $          97.5    $         (97.5)   $           5.1
                              -----------------      ----------------   ----------------   ----------------
Grand Total                   $            5.6       $          97.5    $         (97.5)   $           5.6
                              =================      ================   ================   ================

Footnotes:
---------
     (a)  Default due to nonpayment.
     (b)  Default due to cross default provision (default on other debt).


     Net cash used in operating activities for the nine months ended September 30, 2005 was $6.2 million due primarily to funding the 2005 net loss of $59.9 million, as adjusted to reconcile to net cash.

     Our deferred revenue balance at September 30, 2005 was $0.4 million. No additional cash will be realized from our deferred revenue balance.

     Net cash used in investing activities was approximately $0.9 million for the nine months ended September 30, 2005, reflecting the purchase of data center equipment for Artera.

     At each of September 30, 2005 and December 31, 2004, our available-for-sale securities had approximate fair market values of less than $0.1 million. These securities represent investments in technology companies and, accordingly, the fair market values and realizable values of these securities are subject to price volatility and other market conditions.

     Net cash provided by financing activities was $6.0 million for the nine-month period ended September 30, 2005 and was primarily due to the issuance and sale of convertible notes to Ms. Salkind for cash consideration of $6.0 million.

     At September 30, 2005, our short-term debt was $66.0 million (principally comprised of $65.4 million face value of outstanding convertible notes payable, net and $0.6 million of outstanding notes payable), shown net of discounts of approximately $14.7 million on our condensed consolidated balance sheet, compared to $45.7 million of short-term debt, net at December 31, 2004, an increase of $20.3 million due to debt issued to Carole Salkind. The cash proceeds from debt issued in the nine months ended September 30, 2005 was primarily used for working capital purposes.

     During the nine months ended September 30, 2005, we issued an aggregate of $107.5 million of convertible notes to Carole Salkind as consideration for $6.0 million cash and refinancing of $85.3 million in principal of matured notes, along with default penalties and accrued interest.

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

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road that superseded and replaced our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn, replaced a similar agreement dated as of July 25, 2002. The new credit agreement gives us the right to sell to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5.0 million of our common stock at a 7% discount from the market value of our common stock determined at the time of a put. Through September 30, 2005, we have sold a total of 6,756,756 shares of our common stock to Crammer Road pursuant to our private equity credit agreement for gross proceeds of $50,000. Through October 11, 2005, we sold an aggregate of 18,756,756 shares of our common stock under the private equity credit agreement at prices determined pursuant to the provisions of the agreement, which prices were less than $0.01 per share, the current par value of our common stock. Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. The company has put shares under the Private Equity Credit Agreement which were issued below par value.We are currently engaged in discussions regarding this shortfall. In the future, we do not intend to sell shares pursuant to the private equity credit agreement when the purchase price of such shares would be less than $0.01 per share.

     We intend to use the 2005 private equity credit agreement to raise additional cash. However, the equity credit line may not be a reliable source of new cash capital for us. As discussed above, we will not issue puts and sell shares of our common stock under the private equity credit agreement when the purchase price of such shares would be less than $0.01 per share. In addition, we must maintain an active trading market able to absorb large quantities of traded shares of our common stock. If the market for our common stock has an insufficient volume of shares traded, large quantities of shares of our common stock sold by Crammer Road to satisfy our puts may drive down the price of our common stock due to lack of demand for those shares. Furthermore, any shares issued to Crammer Road under the private equity credit agreement will be issued at a 7% discount to the average of the three lowest closing bid prices for the ten trading days immediately following the notice date of a put. Based on this discount, Crammer Road has an incentive to sell immediately to realize the gain on the 7% discount. These discounted sales could cause our stock price to decline. A significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the private equity credit agreement could encourage short sales by third parties. These sales could place additional downward pressure on the price of our common stock by increasing the number of shares being sold.

     We have no lines of credit with banks or other lending institutions and, therefore, have no unused borrowing capacity.

Capital Expenditures

     We currently anticipate incurring approximately $0.1 million in tooling costs, in connection with our expected release of a new industrial safety earmuff. Other than this expenditure, we had no material commitments for capital expenditures as of September 30, 2005 and no material commitments are anticipated in the near future.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2005 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1(b) Schedule of Secured Convertible Notes (new financings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of September 30, 2005.

10.2(a) Form of Secured Convertible Note (refinancings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.9(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.2(b) Schedule of Secured Convertible Notes (refinancings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of September 30, 2005.

10.3(a) Form of Warrant (new financings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.10(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.3(b) Schedule of Warrants (new financings) issued by NCT Group, Inc. to Carole Salkind for the three months ended September 30, 2005.

10.4(a) Form of Warrant (refinancings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.11(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.4(b) Schedule of Warrants (refinancings) issued by NCT Group, Inc. to Carole Salkind for the three months ended September 30, 2005.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NCT GROUP, INC.


                                      By:  /s/ MICHAEL J. PARRELLA
                                           -------------------------------------
                                           Michael J. Parrella
                                           Chief Executive Officer and
                                           Chairman of the Board of Directors


                                      By:  /s/ CY E. HAMMOND
                                           -------------------------------------
                                           Cy E. Hammond
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer


Dated: November 14, 2005