Form 10-Q/A
period 2005-09-30
NCT GROUP INC
filed 2005-11-23
CIK 722051

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

                                EXPLANATORY NOTE

     NCT Group, Inc. (also referred to as "we" or "our") is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, originally filed with the Securities and Exchange Commission on November 14, 2005, for the following purposes: (a) to correct the following line items in the Condensed Consolidated Statements of Cash Flows: (i) the caption "Gain on dissolution of Artera International" had been omitted along with the amounts for the nine months ended September 30, 2004 ($4,567) and 2005 ($0); (ii) the amount for the nine months ended September 30, 2005 for "Increase in accounts payable and accrued expenses" was corrected from $383 to $316; and
(iii) the amount for the nine months ended September 30, 2005 for "(Decrease) increase in other liabilities and deferred revenue" was corrected from $4,039 to $383; (b) to correct the table in Note 2 of the Notes to the Condensed Consolidated Financial Statements - Stock-Based Compensation to reflect the prior year total stock-based employee compensation expense and correct the total; (c) to clarify certain disclosure in Note 8 of the Notes to the Condensed Consolidated Financial Statements - Commitments and Contingencies; (d) to clarify certain disclosure in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources; and (e) to make miscellaneous wording changes and correct typographical errors throughout the Form 10-Q.

     The complete text of our Form 10-Q, as amended, is set forth below. This Amendment speaks as of the original filing date of the Form 10-Q and reflects only the changes discussed above. Updated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as exhibits.


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

Capital deficit:
Preferred stock, $.10 par value, 10,000,000 shares authorized:
  Convertible series H preferred stock, 1,752 and 1,716 shares issued and outstanding, respectively (redemption amount $20,992,210 and  $20,772,000, respectively;
    liquidation amount $19,267,746 and $19,385,089, respectively)                                     19,203             19,321
  Convertible series I preferred stock, zero and 510 shares issued and outstanding,
   respectively (liquidation amount zero and $510,000, respectively)                                       -                510
Common stock, $.01 par value, authorized 645,000,000 and 5,622,000,000 shares, respectively;
 issued and outstanding, 641,970,392 and 717,355,365 shares, respectively                              6,420              7,174
Additional paid-in capital                                                                           245,746            283,641
Accumulated deficit                                                                                 (354,490)          (414,363)
Accumulated other comprehensive income                                                                    86                246
Common shares payable, 3,029,608 and zero shares, respectively                                             -                  -
                                                                                                ------------       ------------
       Total capital deficit                                                                         (83,035)          (103,471)
                                                                                                ------------       ------------
                                                                                                $      5,454       $      5,256
                                                                                                ============       ============
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)


                                                                              (in thousands, except per share amounts)
                                                                      Three months ended                 Nine months ended
                                                                          September 30,                    September 30,
                                                                 ------------------------------  -------------------------------
                                                                      2004            2005            2004              2005
                                                                 --------------  --------------  --------------   --------------
REVENUE:
   Technology licensing fees and royalties                       $         982   $         513   $       2,665    $       2,006
   Product sales, net                                                      418             479           1,301            1,465
   Advertising                                                              35              12             103               61
   Engineering and development services                                      4              25               4               25
                                                                 --------------  --------------  --------------   --------------
       Total revenue                                                     1,439           1,029           4,073            3,557
                                                                 --------------  --------------  --------------   --------------

COSTS AND EXPENSES:
   Cost of product sales                                                   193             272             632              697
   Cost of advertising                                                       4               4              12                9
   Selling, general and administrative                                   2,552           1,927           6,798            5,196
   Research and development                                                943           1,077           3,113            3,276
                                                                 --------------  --------------  --------------   --------------
       Total operating costs and expenses                                3,692           3,280          10,555            9,178
Non-operating items:
   Other (income) expense, net                                          (3,194)          5,905             685            9,295
   Interest expense, net                                                11,355          18,034          29,035           44,957
                                                                 --------------  --------------  --------------   --------------
       Total costs and expenses                                         11,853          27,219          40,275           63,430
                                                                 --------------  --------------  --------------   --------------

NET LOSS                                                         $     (10,414)  $     (26,190)  $     (36,202)   $     (59,873)

Less:  Preferred stock dividends                                         1,831          (4,789)          4,336              472
       Beneficial conversion feature                                         -               -             104                -

                                                                 --------------  --------------  --------------   --------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                         $     (12,245)  $     (21,401)  $     (40,642)   $     (60,345)
                                                                 ==============  ==============  ==============   ==============

Basic and diluted loss per share attributable to
   common stockholders                                           $       (0.02)  $       (0.03)  $       (0.06)   $       (0.09)
                                                                 ==============  ==============  ==============   ==============
Weighted average common shares outstanding -
   basic and diluted                                                   645,000         690,330         645,000           658,287
                                                                 ==============  ==============  ==============   ==============

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

                                                                      Three months ended                  Nine months ended
                                                                          September 30,                     September 30,
                                                                 ------------------------------  -------------------------------
(in thousands)                                                        2004            2005            2004              2005
--------------                                                   --------------  --------------  --------------   --------------

NET LOSS                                                         $     (10,414)  $     (26,190)  $     (36,202)   $     (59,873)
Other comprehensive income (loss):
   Currency translation adjustment                                       1,213              35           1,110              158
   Unrealized loss on marketable securities/Adjustment of
    unrealized loss                                                        (18)              -              46                2
                                                                 --------------  --------------  --------------   --------------
COMPREHENSIVE LOSS                                               $      (9,219)  $     (26,155)  $     (35,046)   $     (59,713)
                                                                 ==============  ==============  ==============   ==============
The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 3)
(Unaudited)


                                                                                                   (in thousands)
                                                                                           Nine months ended September 30,
                                                                                         ----------------------------------
                                                                                               2004               2005
                                                                                         ----------------   ---------------
Cash flows from operating activities:
  Net loss                                                                               $     (36,202)     $    (59,873)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                  290               247
    Common stock, warrants and options issued as consideration for:
       Compensation and Operating expenses                                                         216                22
    Provision for inventory reserve                                                                (47)             (201)
    Provision for doubtful accounts and uncollectible amounts                                       91                (6)
    Loss (gain) on disposition of fixed assets                                                       1                (7)
    Gain on dissolution of Artera International                                                 (4,567)                -
    Finance costs associated with non-registration of common shares                                526               613
    Finance costs associated with non-conversion or exchange of common shares                        -               (41)
    Subsidiary preferred stock dividends as interest                                                16                14
    Default penalty on notes (related party)                                                     4,704             8,529
    Interest converted to principal (related party)                                              2,540             3,656
    Amortization of discounts on notes (includes $12,349 and $19,535,
      respectively, with related parties)                                                       12,371            19,620
    Amortization of beneficial conversion feature on convertible notes (includes
      $13,243 and $20,299, respectively, with related parties)                                  13,306            20,504
    Realized loss on available-for-sale securities                                                  77                 -
    Minority interest loss                                                                           -               (59)
    Changes in operating assets and liabilities, net of acquisitions:
       Increase in accounts receivable                                                            (476)             (237)
       Decrease in inventories                                                                      38               190
       Decrease in other assets                                                                    170               142
       Increase in accounts payable and accrued expenses                                         1,370               316
       (Decrease) increase in other liabilities and deferred revenue                            (1,623)              383
                                                                                         -------------      ---------------
     Net cash used in operating activities                                               $      (7,199)     $     (6,188)
                                                                                         -------------      ---------------
Cash flows from investing activities:
  Capital expenditures                                                                             (72)             (890)
                                                                                         -------------      ---------------
     Net cash used in investing activities                                               $         (72)     $       (890)
                                                                                         -------------      ---------------
Cash flows from financing activities:
  Proceeds from:
    Issuance of convertible notes and notes payable, net                                         7,133             6,036
    Sale of common stock                                                                             -                50
    Repayment of notes                                                                             (80)              (81)
                                                                                         -------------      ---------------
    Net cash provided by financing activities                                            $       7,053      $      6,005
Effect of exchange rate changes on cash                                                  $          25      $        159
                                                                                         -------------      ---------------
Net decrease in cash and cash equivalents                                                $        (193)     $       (914)
Cash and cash equivalents - beginning of period                                                    988             1,359
                                                                                         -------------      ---------------
Cash and cash equivalents - end of period                                                $         795      $        445
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

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value. In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date of SFAS No. 123R. Accordingly, this statement is effective for us beginning January 1, 2006. We have not yet determined the impact of applying the various provisions of SFAS No. 123R (see Note 2).

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

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

     Had compensation costs been determined as prescribed by SFAS No. 123, our net loss attributable to common stockholders and net loss per share would have been the pro forma amounts indicated below:


                                                                  (in thousands, except per share amounts)
                                                                Three months ended             Nine months ended
                                                                   September 30,                 September 30,
                                                            ----------------------------  ----------------------------
                                                                2004            2005          2004            2005
                                                            ------------   -------------  ------------   -------------
Net loss attributable to common stockholders                  $ (12,245)      $ (21,401)    $ (40,642)      $ (60,345)
Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects               (41)              -          (943)              -
                                                            ------------   -------------  ------------   -------------
Pro forma net loss attributable to common stockholders        $ (12,286)      $ (21,401)    $ (41,585)      $ (60,345)
                                                            ============   =============  ============   =============
Net loss per common share (basic and diluted):
     As reported                                              $   (0.02)      $   (0.03)    $   (0.06)      $   (0.09)
                                                            ============   =============  ============   =============
     Pro forma                                                $   (0.02)      $   (0.03)    $   (0.06)      $   (0.09)
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
                     ========== =========== =========== =========== ==========   ========== ============

     We review declines in the value of our investment portfolio when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. We consider all available evidence to evaluate the realizable value of our investments and to determine whether the decline in realizable value may be other-than-temporary. During the nine months ended September 30, 2005, we did not recognize any other-than-temporary-decline in the realizable value of our investments.

     Accounts receivable comprise the following:

                                                  December 31,    September 30,
(In thousands)                                       2004             2005
--------------                                   ---------------  --------------
Technology license fees and royalties            $         472    $        538
Joint ventures and affiliates                               34              34
Other receivables                                          375             535
                                                 --------------   --------------
                                                 $         881    $      1,107
Allowance for doubtful accounts                           (353)           (335)
                                                 --------------   --------------
     Accounts receivable, net                    $         528    $        772
                                                 ==============   ==============

     Inventories comprise the following:

                                                  December 31,    September 30,
(In thousands)                                       2004             2005
--------------                                   ---------------  --------------
Finished goods                                   $         491    $      296
Components                                                 215           220
                                                 --------------  --------------
                                                 $         706    $      516
Reserve for obsolete and slow moving inventory            (342)         (141)
                                                 --------------  --------------
     Inventories, net                            $         364    $      375
                                                 ==============  ==============


     Other current assets comprise the following:

                                                  December 31,    September 30,
(In thousands)                                       2004             2005
--------------                                   ---------------  --------------
Notes receivable                                 $       1,000    $    1,000
Due from former officer                                    127            98
Other                                                      223           157
                                                 ---------------  --------------
                                                 $       1,350    $    1,255
Reserve for uncollectible amounts                       (1,102)       (1,098)
                                                 ---------------  --------------
     Other current assets                        $         248    $      157
                                                 ===============  ==============

     Other assets (long-term) comprise the following:

                                                  December 31,    September 30,
(In thousands)                                       2004            2005
--------------                                   ---------------  --------------
Advances and deposits                            $          70    $       70
Deferred charges                                            50             -
                                                 ---------------  --------------
     Other long term assets                      $         120    $       70
                                                 ===============  ==============


     Property and equipment comprise the following:

                                                  December 31,    September 30,
(In thousands)                                       2004             2005
--------------                                   ---------------  --------------
Machinery and equipment                          $       1,284    $    1,169 (a)
Furniture and fixtures                                     585           572
Tooling                                                    493           491
Leasehold improvements                                     394           389
Other                                                      434           402
                                                 ---------------  --------------
                                                 $       3,190    $    3,023
Accumulated depreciation                                (2,720)       (1,902)(a)
                                                 ---------------  --------------
     Property and equipment, net                 $         470    $    1,121
                                                 ===============  ==============

Footnote:
--------
     (a)  Includes   the   write-off   of  fully   depreciated   DMC  assets  of
          approximately $0.8 million and the addition of approximately $0.8 million for the purchase of data center equipment for Artera Group.

     Depreciation expense for each of the nine months ended September 30, 2004 and 2005 was approximately $0.2 million.

     Accrued expenses comprise the following:

                                                  December 31,    September 30,
(In thousands)                                       2004             2005
--------------                                   ---------------  --------------
Non-conversion fees due to a related party       $       3,972    $          -
Non-registration fees due to a related party             1,446           4,735
Interest due to a related party                          1,012           1,632
Consulting fees due to a related party                     483               -
Incentive compensation due to officers                   1,832             868
                                                 ---------------  --------------
    Accrued expenses-related parties             $       8,745    $      7,235
                                                 ===============  ==============

Non-registration fees                            $       4,436    $      5,397
Interest                                                 1,458           1,993
Commissions payable                                        372             113
Other                                                    3,596           3,543
                                                 ---------------  --------------
    Accrued expenses-other                       $       9,862    $     11,046
                                                 ===============  ==============


     Deferred revenue comprise the following:

                                                   December 31,   September 30,
(In thousands)                                         2004           2005
--------------                                   ---------------  --------------
New Transducers Ltd.                             $         535    $          -
Other                                                      350             350
                                                 ---------------  --------------
                                                 $         885    $        350
                                                 ===============  ==============

     As of September 30, 2005, we will not realize any additional cash from revenue that has been deferred.


     Other current liabilities comprise the following:

                                                   December 31,   September 30,
(In thousands)                                         2004           2005
--------------                                   ---------------  --------------
License reacquisition payable                    $       4,000    $      4,000
Royalty payable-former Midcore stockholders              1,679           1,679
Development fee payable                                    650             650
Due to selling shareholders of Theater Radio
 Network                                                   557             557
Due to Lernout & Hauspie                                   100             100
Other                                                        4              29
                                                 ---------------  --------------
     Other current liabilities                   $       6,990    $      7,015
                                                 ===============  ==============


     Other liabilities (long-term) comprise the following:

                                                   December 31,   September 30,
(In thousands)                                         2004           2005
--------------                                   ---------------  --------------
Note Payable-BMI                                 $          53    $         35
Other long term and capital leases                          10               2
                                                 ---------------  --------------
     Other long term liabilities                 $          63    $         37
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
                                                                                ===============   ===============

4.   Capital Deficit:

     The changes in capital deficit during the nine months ended September 30, 2005 were as follows:


                                                Convertible Preferred Stock
                                               Series H             Series I          Common Stock        Additional     Accumu-
                                            -----------------  -----------------  --------------------      Paid-in       lated
(In thousands)                              Shares    Amount   Shares    Amount     Shares    Amount        Capital      Deficit
--------------                              -----------------  -----------------  --------------------    -----------   ----------
Balance at December 31, 2004                   2     $19,203      -      $    -     641,970   $6,420       $245,746     ($354,490)
Conversion of preferred stock                  -        (404)     -        (466)     68,628      686            184 (a)         -
Issuance of NCT common stock under
  private equity credit agreement              -           -      -           -       6,757       68            (18)(b)         -
Issuance of series I preferred stock           -           -      1         976           -        -            155             -
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                    -         522      -           -           -        -           (522)            -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders            -           -      -           -           -        -           (244)            -
Charges for the non-registration of the
  underlying shares of NCT common stock
  to subsidiary preferred shareholders         -           -      -           -           -        -         (3,638)            -
Charges for the non-conversion/exchange
  for common stock of NCT to NCT and
  subsidiary preferred shareholders            -           -      -           -           -        -          3,931             -
Warrants issued in conjunction with
  convertible debt                             -           -      -           -           -        -         22,547             -
Beneficial conversion feature on
    convertible debt                           -           -      -           -           -        -         15,466             -
Net loss                                       -           -      -           -           -        -              -       (59,873)
Accumulated other comprehensive loss           -           -      -           -           -        -              -             -
Compensatory stock options and warrants        -           -      -           -           -        -             22             -
Other                                          -           -      -           -           -        -             12             -
                                            -----------------  -----------------  --------------------    -----------   ----------
Balance at September 30, 2005                  2     $19,321      1      $  510      717,355   $7,174      $283,641     ($414,363)
                                            =================  =================  ====================    ===========   ==========

                                                 Other
                                                 Compre-
                                                 hensive
(In thousands)                                   Loss          Total
--------------                                 -------      -----------
Balance at December 31, 2004                      $86        ($83,035)
Conversion of preferred stock                       -               -
Issuance of NCT common stock under
  private equity credit agreement                   -              50
Issuance of series I preferred stock                -           1,131
Dividend and amortization of discounts
  on beneficial conversion price
  to preferred shareholders                         -               -
Dividend and amortization of discounts
  on beneficial conversion price to
  subsidiary preferred shareholders                 -            (244)
Charges for the non-registration of the
  underlying shares of NCT common stock
  to subsidiary preferred shareholders              -          (3,638)
Charges for the non-conversion/exchange
  for common stock of NCT to NCT and
  subsidiary preferred shareholders                 -           3,931
Warrants issued in conjunction with
  convertible debt                                  -          22,547
Beneficial conversion feature on
    convertible debt                                -          15,466
Net loss                                            -         (59,873)
Accumulated other comprehensive loss              160             160
Compensatory stock options and warrants             -              22
Other                                               -              12
                                               -------      -----------
Balance at September 30, 2005                    $246       ($103,471)
                                               =======      ===========
Footnotes:
---------
     (a) Includes $(75,000) representing the difference between the aggregate conversion price of the preferred shares, which was based on a formula in the certificate of designation of the preferred stock, and the aggregate par value of the shares of common stock issued upon conversion.

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
                                                                                               ================   ================

Footnotes:
---------
     (a)  Notes payable are in default due to nonpayment.

     (b) On August 1, 2005, we refinanced the remaining principal of $16,704 from a prior note issued on June 1, 2005, with a modification of terms. The debt instruments were deemed not to be substantially different in accordance with Emerging Issues Task Force Issue No. 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments."

6.   Convertible Notes Payable:


                                                                                                 December 31,      September 30,
(In thousands)                                                                                      2004               2005
--------------                                                                                 ----------------   ----------------
Related Party Convertible Notes:
Issued to Carole Salkind - (a)                                                                 $        58,120    $        80,341
Weighted average effective interest rate of 82.5% per annum; accrues interest at 8% per annum except $5,000 at 12%; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.0050 to $0.0166 or exchangeable for common stock of NCT subsidiaries except Pro Tech; maturing by quarter as follows:
                               2004        2005
                            ---------------------
     March 31, 2005         $ 26,408     $      -
     June 30, 2005            26,712            -
     December 31, 2005             -        5,500
     March 31, 2006                -       69,841
     December 31, 2009         5,000        5,000
Less: unamortized debt discounts                                                                       (12,555)           (14,735)
                                                                                               ----------------   ----------------
                                                                                               $        45,565    $        65,606
Less: amounts classified as long-term                                                                   (5,000)            (5,000)
                                                                                               ----------------   ----------------
                                                                                               $        40,565    $        60,606
                                                                                               ===============    ================


                                                                                                 December 31,      September 30,
(In thousands)                                                                                      2004               2005
--------------                                                                                 ----------------   ----------------
Convertible Notes:
8% Convertible Notes - (b)                                                                     $         2,641    $         2,641
Weighted average effective interest rate of 30.8% per annum;
generally convertible into NCT common stock at 80% of the five-day average closing bid price preceding conversion; matures
                               2004         2005
                            ---------    ---------
     March 14, 2002         $     17     $     17
     April 12, 2002                9            9
     January 10, 2004            550          550
     March 11, 2004              400          400
     April 22, 2005              235          235
     September 4, 2005           440          440
     July 23, 2006               990          990

6% Convertible Notes                                                                                     2,474              2,474
Weighted average effective interest rate of 85.8% per annum;
convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due:
                               2004        2005
                            ---------    ----------
     January 9, 2002        $    818     $    818
     April 4, 2002               325          325
     May 25, 2002                 81           81
     June 29, 2002             1,250        1,250
                                                                                               ----------------   ----------------
                                                                                               $         5,115    $         5,115
Less: unamortized debt discounts                                                                          (602)             (312)
                                                                                               ----------------   ----------------
                                                                                               $         4,513    $         4,803
                                                                                               ===============    ================

Footnotes:
---------
     (a) During the nine months ended September 30, 2005, we issued an aggregate of $107.5 million of convertible notes to Carole Salkind, a stockholder and spouse of a former director of ours. These notes are secured by substantially all of our assets. During the nine months ended September 30, 2005, we defaulted on payment of all notes that matured during the period for an aggregate principal amount of $85.3 million. For the nine months ended September 30, 2005, we refinanced an aggregate of $85.3 million principal amount into new notes along with default penalties ($8.5 million) and accrued interest ($3.7 million) aggregating $97.5 million. In addition, we issued notes aggregating approximately $10.0 million in consideration of new funding from Carole Salkind. Included in the new funding amount is an 8% convertible note in the principal amount of $5.0 million, for which Ms. Salkind paid us $1.0 million in cash. During the nine months ended September 30, 2005, we recorded original issue discounts of $19.5 million to the notes based upon the relative fair values of the debt and warrants granted to Ms. Salkind (see Note 10). In addition, beneficial conversion features totaling $22.5 million have been recorded as a discount to the notes. These discounts are amortized over the terms of the related notes. For the three and nine months ended September 30, 2005, $16.1 million and $39.8 million, respectively, of amortization related to these and prior discounts is classified as interest expense in our condensed consolidated statements of operations. Unamortized discounts of $14.7 million and $12.6 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheet as of September 30, 2005 and December 31, 2004, respectively. The default provisions in these notes impose a penalty of 10% of the principal payments in default and interest calculated from the date of default at the stated interest rate of the note plus 5%.

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

     At September 30, 2005, there were no shares of Pro Tech series A preferred stock and 460 shares of Pro Tech series B preferred stock were outstanding. On March 31, 2005, 50 shares of the Pro Tech series A preferred stock were converted into 1,844,007 shares of Pro Tech common stock pursuant to a mandatory conversion requirement. For the three and nine months ended September 30, 2005, we calculated the 4% dividends earned by holders of the Pro Tech preferred stock at approximately $5,000 and $14,000, respectively. Following adoption of SFAS No. 150 effective July 1, 2003, this amount is included on our condensed consolidated financial statements in interest expense.

8.   Commitments and Contingencies:

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road LLC ("Crammer Road"), a Cayman Islands limited liability company, that supersedes and replaces our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn replaced a similar agreement dated as of July 25, 2002. The new credit agreement provides that we must put to Crammer Road shares of our common stock having an aggregate value of at least $5.0 million (the minimum commitment amount) and may put to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million (the maximum commitment amount). The purchase price of the shares will equal 93% of the average of the three lowest closing bid prices of our common stock during the ten-day trading period immediately following the date of our notice to Crammer Road of our election to put shares. The maximum amount that we can put to Crammer Road in any single transaction is equal to, at the time of our election, the lesser of (a) $2.0 million or (b) 500% of the daily weighted average volume of shares of our common stock for the 15 trading days immediately preceding the date of the put, provided that the maximum amount is no less than $500,000. Through September 30, 2005, we sold a total of 6,756,756 shares of our common stock to Crammer Road pursuant to our private equity credit agreement for gross proceeds of $50,000. (see Note 13 for transactions subsequent to September 30, 2005).

     Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. We have put shares under our private equity credit agreement which were sold below par value. We are currently engaged in discussions with Crammer Road regarding this shortfall. In the future, we do not intend to sell shares pursuant to the private equity credit agreement when the purchase price of such shares would be less than par value. We also do not intend to fulfill conversion requests for preferred stock or convertible notes or exercise requests for warrants or options if to do so would require us to issue shares of our common stock at a conversion or exercise price less than the par value of our common stock.

9.   Capital Stock:

Common Shares Available for Future Issuance

     At September 30, 2005, we were required to reserve for issuance approximately 23.0 billion shares of common stock based on the market price of $0.0058 per share on that date (or the discount therefrom as provided under applicable exchange or conversion agreements). The number of shares issuable upon conversion or exchange of many of our outstanding convertible and exchangeable securities varies as a function of the market price of our common stock. At September 30, 2005, the number of shares required to be reserved for issuance exceeded the number of authorized but unissued shares of our common stock. At September 30, 2005, we had valid conversion, exchange and share issuance requests to issue approximately 105.1 million shares of our common stock.

Increase in Authorized Shares

     At our 2005 annual meeting of stockholders, held on June 28, 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of our authorized shares of common stock to

5.622 billion shares. This increase, however, is not sufficient for us to satisfy all of our commitments to reserve, issue and register for resale shares of our common stock.

NCT Group, Inc. Preferred Stock

     At September 30, 2005, we had two designations of issued and outstanding preferred stock, our series H convertible preferred stock, consisting of 2,100 designated shares, and our series I convertible preferred stock, consisting of 1,000 designated shares. We are obligated to register for resale shares of our common stock issuable upon the conversion of our series H preferred stock. At September 30, 2005, 1,716 shares of series H preferred stock were issued and outstanding. The series H preferred stock is senior in rank to our common stock and has a liquidation value equal to the dividends plus the stated value ($10,000 per share) in the case of our liquidation, dissolution or winding up. The holder of our series H preferred stock (Crammer Road) has no voting rights (except as may be required by law). Each share of series H preferred stock is convertible into shares of our common stock at 75% of the average closing bid price of our common stock for the five-day trading period immediately preceding conversion. Crammer Road is subject to a limitation on its percentage ownership of our outstanding common stock. The series H preferred stock is redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H was originally issued and the redemption date. The redemption price ranges from 85% of stated value (within three months of issuance) to 120% of stated value (after nine months from issuance). On May 11, 2004, we issued 27 shares ($270,000 stated value) of our series H preferred stock to Crammer Road for cash advanced in prior years of $230,000 less related fees of $24,500. In connection with the issuance, a beneficial conversion feature of $0.1 million was recorded as a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature was immediately amortized because the series H preferred is eligible to be converted on the date of issuance. For the nine months ended September 30, 2005, we calculated the 4% dividends earned by the holder of the outstanding series H preferred stock at approximately $0.5 million. The amortization of beneficial conversion feature and the dividend amount are included in the calculation of loss attributable to common stockholders. On June 30, 2005, Crammer Road converted six shares of series H preferred stock into 5,275,230 shares of our common stock. On July 12, 2005 and August 1, 2005, Crammer Road converted fifteen shares each of series H preferred stock along with accrued dividends totaling approximately $0.1 million into 19,023,915 and 22,159,660 shares of our common stock, respectively (see Note 13 for transactions subsequent to September 30, 2005).

     We had received a request to convert 189 shares ($1,890,000 stated value) of series H preferred stock plus accrued dividends into 52.5 million shares of our common stock that we could not fulfill because of an insufficient number of authorized but unissued shares of common stock. Under the certificate of designations, preferences and rights governing the series H preferred stock and incorporated into the June 21, 2002 exchange agreement pursuant to which these shares were sold by us to Crammer Road, Crammer Road was entitled to (i) compensation for late delivery of conversion shares of 1% of the stated value of series H not converted ($18,900) per business day beginning March 4, 2004, the 12th business day after the conversion date; or (ii) ordinary contract breach damages. In addition, if Crammer Road elected to purchase on the open market the number of our common shares it should have been issued upon conversion of the series H shares, Crammer Road was entitled to a payment equal to the excess, if any, of the open market price over the conversion price. On July 19, 2005, Crammer Road irrevocably waived, rescinded and voided any and all outstanding demands with respect to the conversion of the 189 shares of series H preferred stock into shares of our common stock. As result of this waiver, we reversed charges accrued through July 11, 2005 of $6.3 million for non-conversion of series H preferred stock into our common stock. The non-conversion charges are included in preferred stock dividends in the calculation of loss attributable to common stockholders.

     Pursuant to the terms of a registration rights agreement with Crammer Road, we were obligated to file a registration statement covering these shares no later than August 28, 2004. Because we did not have a sufficient number of authorized shares of NCT common stock to issue these shares, we were not able to file a registration statement. As a result, Crammer Road is entitled to liquidated damages at the rate of 2% per month of the stated value of our outstanding series H preferred stock. The non-registration charges are included in the calculation of loss attributable to common stockholders. For the nine months ended September 30, 2005, this resulted in a charge to additional paid-in capital of $3.2 million.

     During the nine months ended September 30, 2005, we issued 975.55767 shares of our series I preferred stock to four of our executive officers, one of our non executive offices, a holder of shares of preferred stock of our subsidary, Artera Group, Inc., and Steven Salkind, the son of Carole Salkind (see Artera Group, Inc. Preferred Stock (below) and Note 10). During the three months ended September 30, 2005, all but one holder of our series I preferred stock converted an aggregate of 465.55767 shares (including executive officers' conversion of
212.33253 shares) of our series I preferred stock into a total of 22,169,412 shares of our common stock. At September 30, 2005, 510 shares of our series I preferred stock were issued and outstanding and held by Steven Salkind. Our series I preferred stock has a par value of $0.10 per share and a stated value of $1,000 per share. No dividends are payable on the series I preferred stock. The series I preferred stock is junior in rank to our series H convertible preferred stock, but senior in rank to our common stock and has preferences over the common stock with respect to distributions and payments upon our liquidation, dissolution or winding up. The holders of our series I preferred stock have no voting rights (except as may be required by law). Each share of series I preferred stock is convertible into approximately 47,619 shares of our common stock, determined by dividing the $1,000 stated value by the fixed conversion price of $0.021 per share. As a result, the 510 issued and outstanding shares of our series I preferred stock are convertible into approximately 24,285,714 shares of our common stock.

Artera Group, Inc. Preferred Stock

     At September 30, 2005, there were 8,299 shares of Artera series A preferred stock outstanding. Each share of series A convertible preferred stock is convertible into shares of Artera common stock at a conversion price equal to the average closing price for the five trading days prior to the conversion date. We entered into an exchange rights agreement in 2001 with ten accredited investors who hold $4.3 million in aggregate stated value of Artera series A preferred stock. Each of the ten holders of Artera series A preferred stock is entitled to exchange the Artera series A preferred stock for shares of our common stock at an exchange price per share of 100% of the average closing bid price of our common stock for the five trading days prior to the exchange date and may not convert into Artera common stock. We are obligated to register for resale shares of our common stock issuable upon the exchange of 4,276 shares of Artera series A preferred stock. For the nine months ended September 30, 2005, we incurred charges of approximately $0.4 million for non-registration of the underlying shares of our common stock. Pursuant to the exchange rights agreement, we have the option at any time to redeem the shares of Artera series A preferred stock subject to the agreement by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera series A preferred stock received an additional right to exchange their shares into our preferred stock (a series to be designated) thirty days after receipt of written notice. In 2003, we received requests to exchange Artera series A preferred stock into our common stock and have been unable to fulfill these requests. For the nine months ended September 30, 2005, we calculated the 4% dividends earned by holders of the Artera series A preferred stock at approximately $0.2 million. The non-registration charges and dividends are included in the calculation of loss attributable to common stockholders. During the nine months ended September 30, 2005, 271 shares with a stated value of $271,000, along with accrued dividends of $44,000, were exchanged for 160 shares of our series I preferred stock.

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

Executive Officer Preferred Stock Issuance

     In March 2005, we issued an aggregate of 212.33253 shares of our series I convertible preferred stock to four executive officers in exchange for accrued but unpaid incentive cash bonuses of $343,000 (before income tax withholding) (see Note 9). The specific terms of these issuances are as follows:


                                                                                  Net Bonus Amount
                                                                    Gross             After Tax            Shares
                        Name                                     Bonus Amount         Withholding          Issued
                        ----                                     ------------         -----------          ------
Michael J. Parrella, Chief Executive Officer and Chairman of
     the Board                                                    $125,000           $    81,000             81

Irene Lebovics, President                                           46,000                27,000             27

Cy E. Hammond, Senior Vice President and Chief Financial
     Officer                                                        72,000                41,000             41

R. Wayne Darville, Chief Operating Officer, Artera Group,
     Inc.                                                          100,000             63,332.53       63.33253



     During the three months ended September 30, 2005, these executive officers converted 212.33253 shares of our series I preferred stock into 10,111,072 shares of our common stock.

Incentive Compensation of Management

     On March 31, 2005, three executives agreed to waive a portion of their incentive bonus earned in 2004. The amounts waived were approximately $326,000, $107,000 and $158,000 for our Chief Executive Officer, President and Chief Financial Officer, respectively. In addition, these executives agreed to subject the payment of a portion of their accrued but unpaid 2004 bonus amounts to certain conditions. Furthermore, effective January 1, 2005, the incentive cash compensation arrangements applicable to these executives have been amended. For the first nine months of 2005, these executives received incentive cash compensation consisting of a percentage of the value only of new cash and cash equivalents received by us, subject to certain payment limitations.

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

     On October 3, 2005, at our request, the court required the plaintiffs to revise their second amended complaint with respect to, among other things, the removal of certain references to members of our board of directors other than Mr. Parrella. On October 19, 2005, Metcoff and Wilson filed a revised complaint. On November 2, 2005, we filed a request to further revise the revised complaint, which request is currently pending before the court.

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

     Carole Salkind has demanded that we indemnify her, in connection with her security interests under our promissory notes to her, for legal fees she incurs in this action. During the nine months ended September 30, 2005, Ms. Salkind incurred approximately $10,000 in such legal fees of which we paid approximately $2,000.

     In November 2005, Metcoff and Wilson filed a separate complaint against John McCloy, Sam Oolie, Irene Lebovics and Cy Hammond in Connecticut state court asserting claims against them for breaches of fiduciary duty and unfair trade practices in connection with the transactions relating to the August 29, 2000 Agreement and Plan of Merger. The damages, punitive damages, interest and attorneys' fees sought in the complaint are for unspecified amounts. Messrs. McCloy, Oolie and Hammond and Ms. Lebovics have indicated to us that they intend to deny the allegations against them.

     We have agreed to indemnify Messrs. McCloy, Oolie and Hammond and Ms. Lebovics, to the extent permitted by our certificate of incorporation and applicable law, for any liabilities (including legal fees) they may incur as a result of the claims against them in this action. We intend to submit the claims against Messrs. McCloy, Oolie and Hammond and Ms. Lebovics in the case to the Company's director and officer indemnification insurance carrier.

     Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2004, for further information regarding the foregoing as well as other litigation related matters. We believe there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above or in our most recent Form 10-K that could have a material adverse effect on our financial position and results of operations.

12.  Segment Information:

     We are organized into three operating segments: communications, media and technology. To reconcile the reportable segment data to the condensed consolidated financial statements, we capture other information in two categories: other-corporate and other-consolidating. Other-corporate consists of items maintained at our corporate headquarters and not allocated to the segments. This includes most of our debt and related cash and equivalents and net interest expense, some litigation liabilities and non-operating fixed assets. Also included in the components of revenue attributed to other-corporate are license fees and royalty revenue from subsidiaries, which are offset (eliminated) in the consolidating column. Consolidating consists of items eliminated in consolidation, such as intercompany revenue and expense.

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

13.  Subsequent Events:

     During October 2005, Crammer Road converted an aggregate of 16 shares of our series H preferred stock along with accrued dividends, into 45,515,131 shares of our common stock.

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

Overview

     We design products and develop and license technologies based upon our portfolio of patents and related proprietary rights and extensive technological know-how. Our business operations are organized into three operating segments: communications, media and technology. Our operating revenue consists of technology licensing fees and royalties, product sales, advertising and engineering and development services. Operating revenue for the nine months ended September 30, 2005 consisted of approximately 56.4% in technology licensing fees and royalties, 41.2% in product sales, 1.7% in advertising and 0.7% in engineering and development. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements and the timing of the revenue recognized from these agreements has not been predictable.

Going Concern Risks

     Since inception, we have experienced substantial recurring losses from operations, which amounted to $414.4 million on a cumulative basis through September 30, 2005. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our revenue sources, especially technology license fees, royalties, product sales and advertising, to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, we believe that we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all. In addition, in order to obtain additional financing through the sale of shares of our common stock, we may need to obtain the approval of our stockholders of additional amendments to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock and to reduce or eliminate the par value of our common stock. However, we can give no assurance that our stockholders would approve either or both of these amendments.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. These funds consist of available cash and the funding derived from our revenue sources. Cash and cash equivalents amounted to $0.4 million at September 30, 2005 and our working capital deficit was $93.3 million. We have been able to continue our operations by raising additional working capital through the sale of convertible notes. We have been primarily dependent upon funding from Carole Salkind during 2003, 2004 and to date in 2005. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

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

Critical Accounting Policies and Estimates

     The following discussion of our financial condition and results of operations is based on the consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an on going basis, we evaluate our estimates, including those related to amortization and potential impairment of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. During the nine months ended September 30, 2005, there were no significant changes to the critical accounting policies that we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

     The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" below. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting estimate is the assessment of recoverability of long-lived assets, which primarily impacts operating results when we impair assets or accelerate their depreciation. Below, we discuss this policy further, as well as the estimates and judgments involved. We also have other policies that we consider key accounting policies, such as policies for revenue recognition, including the deferral of revenue.

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

     At December 31, 2004, we evaluated the goodwill allocated to our Advancel reporting unit, NCT Hearing reporting unit and Midcore/Artera reporting unit and determined no impairment existed for Advancel or NCT Hearing. Based on our assessment, as of December 31, 2004, we concluded that the goodwill of the Midcore/Artera reporting unit was impaired and we recorded an impairment of $5.9 million. At September 30, 2005, our goodwill, net, all of which is allocated to the Advancel and NCT Hearing reporting units, totalled $1.3 million. Our next annual evaluation is planned for December 31, 2005.

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

     We evaluate the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Our evaluations to date have not indicated that any revisions are necessary. Our next evaluation is planned for December 31, 2005. We evaluate our intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include: current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows, which results in a charge in our results of operations equal to the determined impairment amount. In addition, if we determine that a reduction in the remaining amortization period was warranted, our amortization expense would increase, which would reduce our operating results. In light of our continuing losses, a potential indicator of impairment, we test our patent rights and other intangible assets with finite useful lives for impairment at each reporting period. Our next evaluation is planned for December 31, 2005.

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

     Technology licensing fees and royalties were $0.5 million for the three months ended September 30, 2005 as compared to $1.0 million for the same period in 2004, a decrease of $0.5 million, or 50.0%. This decrease was due primarily to having fully recognized the license fee revenue from the NXT license. In May 2005, we learned that our ClearSpeech algorithm will not be incorporated by Sharp Corporation in its next generation product. As a result, we expect to experience a significant decline in our royalties from Sharp beginning sometime in 2006. Our revenue from Sharp for the three months ended September 30, 2005 and September 30, 2004 was approximately $0.3 million and $0.2 million, respectively.

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

     For the three months ended September 30, 2005, other (income)/expense, net totaled $5.9 million as compared to income of $3.2 million for the three months ended September 30, 2004, an increase of $9.1 million, or 284.4%. The increase was due to a $4.3 million increase in default penalties on convertible notes. The three months ended September 30, 2004 included a $4.6 million gain resulting from the dissolution of Artera International.

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

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

     Revenue. For the nine months ended September 30, 2005, total revenue amounted to $3.6 million, compared to $4.1 million for nine months ended September 30, 2004, a decrease of $0.5 million, or 12.2%. This decrease was due primarily to having fully recognized the license fee revenue from the NXT license as of March 31, 2005, partially offset by increases in the reporting of royalties from OKI Electric. Total revenue for the nine months ended September 30, 2005 consisted of approximately 56.4% in technology licensing fees and royalties, 41.2% in product sales, 1.7% in advertising and 0.7% in engineering and development services as compared to the nine months ended September 30, 2004 of approximately 65.4% in technology licensing fees and royalties, 31.9% in product sales, 2.5% in advertising, and 0.1% in engineering and development services.

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

     For the nine months ended September 30, 2005, product sales were $1.5 million as compared with $1.3 million for the same period in 2004. Gross profit on product sales, as a percentage of product sales, for the nine months ended September 30, 2005 and 2004 was 52.4% and 51.4%, respectively. For the nine months ended September 30, 2005 and 2004, 96% and 92%, respectively, of our product sales were attributable to our communications segment. The mix of our product sales within the communication segment for the nine months ended September 30, 2005 included 66% of Pro Tech products and 17% of Artera Turbo subscriptions whereas the same period in the prior year included 65% of Pro Tech products and 19% of Artera Turbo subscriptions.

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

     Costs and expenses. Total costs and expenses for the nine months ended September 30, 2005 were $63.4 million compared to $40.3 million for the same period in 2004, an increase of $23.1 million, or 57.3%, due primarily to a $16.0 million increase in interest expense and $3.8 million in default penalties on convertible notes, partially offset by decreases in selling, general and administrative expenses of $1.6 million. The nine months ended September 30, 2004 included a $4.6 million gain resulting from the dissolution of Artera International.

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

     For the nine months ended September 30, 2005, selling, general and administrative expenses totaled $5.2 million as compared to $6.8 million for the nine months ended September 30, 2004, a decrease of $1.6 million, or 23.5%. This decrease was due primarily to the waiver by three executives of a portion of their incentive bonus earned in 2004 and amendment of the incentive cash compensation arrangements applicable to the three executives. The amounts waived were approximately $326,000, $107,000 and $158,000 for our Chief Executive Officer, President and Chief Financial Officer, respectively.

     For the nine months ended September 30, 2005, other (income)/expense, net totaled $9.3 million as compared to $0.7 million for the nine months ended September 30, 2004, a increase of $8.6 million. The increase was primarily due to a $3.8 million increase in default penalties on convertible notes and a $0.3 million increase in finance costs associated with non-registration of common shares underlying convertible notes. The nine months ended September 30, 2004 included a $4.6 million gain resulting from the dissolution of Artera International.

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

     We believe that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenues derived from technology licensing fees and royalties, product sales and advertising. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. At our 2005 annual meeting of stockholders, held on June 28, 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to 5.622 billion shares. This increase in the number of our authorized shares of common stock, however, is not sufficient for us to satisfy all potential requests for conversions and exchanges of our and our subsidiaries' derivative securities. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at September 30, 2005 about our ability to continue as a going concern.

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

     Our monthly use of operating cash for each of the nine months ended September 30, 2005 was approximately $0.7 million, down from approximately $0.8 million in the same period in the prior year. In the absence of a significant infusion of new capital, we anticipate that our monthly use of cash over the next 12 months will not exceed this approximate level, assuming continued funding from Carole Salkind or other sources to satisfy the amounts not funded by royalty collections and product sales. Of our monthly cash expenditures, approximately $0.6 million is used currently to fund payroll and payroll-related costs (such as taxes and health insurance) and the balance is used for other operating expense (including rents, utilities and arrearage arrangements).

     At September 30, 2005, our cash and cash equivalents aggregated $0.4 million. Our working capital deficit was $93.3 million at September 30, 2005, compared to a deficit of $72.3 million at December 31, 2004, a $21.0 million increase. Our current assets were approximately $1.8 million at September 30, 2005 compared to approximately $2.5 million at December 31, 2004. Our current liabilities were approximately $95.1 million at September 30, 2005 compared to approximately $74.8 million at December 31, 2004. The $20.3 million increase in current liabilities was due primarily to the issuance and refinancing of convertible notes to Carole Salkind of $20.0 million (net of discounts) and an increase in accrued expenses due to non-registration costs and liquidated damages of $0.2 million, partially offset by reductions in consulting fees of $0.5 million and incentive compensation of $0.9 million. At September 30, 2005, our current liabilities consisted of indebtedness ($66.0 million), accrued liabilities ($18.3 million), other current liabilities ($7.0 million), accounts payable ($2.8 million), deferred revenue ($0.4 million) and shares of subsidiary subject to exchange rights ($0.7 million). We anticipate that we may not be required to settle all of our current liabilities in cash. Most of our indebtedness (and accrued interest thereon) is convertible into shares of our common stock and may be converted to the extent we have sufficient shares of authorized but unissued common stock.

     At September 30, 2005, we were in default of $0.5 million of our notes payable and $5.1 million of our convertible notes. The following table summarizes our indebtedness in default at September 30, 2005:


(In millions)
                                                           New              Defaults
                                Indebtedness             Defaults            Cured            Indebtedness
                                 In Default               during             during            In Default
Notes Payable:                    12/31/04              the Period         the Period          09/30/05
                              -----------------      ----------------   ----------------   ----------------
Former Employee / Other       $            0.5 (a)   $             -    $             -    $           0.5 (a)
                              -----------------      ----------------   ----------------   ----------------
  Subtotal                    $            0.5       $             -    $             -    $           0.5
                              -----------------      ----------------   ----------------   ----------------

Convertible Notes Payable:
Carole Salkind Notes          $              -       $          97.5    $         (97.5)   $             - (a)
8% Notes                                   2.6 (a,b)               -                  -                2.6 (a,b)
6% Notes                                   2.5 (a)                 -                  -                2.5 (a)
                              -----------------      ----------------   ----------------   ----------------
  Subtotal                    $            5.1       $          97.5    $         (97.5)   $           5.1
                              -----------------      ----------------   ----------------   ----------------
Grand Total                   $            5.6       $          97.5    $         (97.5)   $           5.6
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

     Net cash used in investing activities was approximately $0.9 million for the nine months ended September 30, 2005, reflecting the purchase of data center equipment for Artera Group.

     At each of September 30, 2005 and December 31, 2004, our available-for-sale securities had approximate fair market values of less than $0.1 million. These securities represent investments in technology companies and, accordingly, the fair market values and realizable values of these securities are subject to price volatility and other market conditions.

     Net cash provided by financing activities was $6.0 million for the nine-month period ended September 30, 2005 and was due to the issuance and sale of convertible notes to Ms. Salkind for cash consideration of $6.0 million.

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

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road that superseded and replaced our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn, replaced a similar agreement dated as of July 25, 2002. The new credit agreement gives us the right to sell to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5.0 million of our common stock at a 7% discount from the market value of our common stock determined at the time of a put. Through September 30, 2005, we sold a total of 6,756,756 shares of our common stock to Crammer Road pursuant to our private equity credit agreement for gross proceeds of $50,000. Through October 11, 2005, we sold an aggregate of 18,756,756 shares of our common stock under the private equity credit agreement at prices determined pursuant to the provisions of the agreement, which prices were less than $0.01 per share, the current par value of our common stock. Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. We have put shares under the private equity credit agreement which were sold below par value. We are currently engaged in discussions with Crammer Road regarding this shortfall. In the future, we do not intend to sell shares pursuant to the private equity credit agreement when the purchase price of such shares would be less than par value.

     We intend to use the 2005 private equity credit agreement to raise additional cash. However, the equity credit line may not be a reliable source of new cash capital for us. We must maintain an active trading market able to absorb large quantities of traded shares of our common stock. If the market for our common stock has an insufficient volume of shares traded, large quantities of shares of our common stock sold by Crammer Road to satisfy our puts may drive down the price of our common stock due to lack of demand for those shares. In addition, any shares issued to Crammer Road under the private equity credit agreement will be issued at a 7% discount to the average of the three lowest closing bid prices for the ten trading days immediately following the notice date of a put. Based on this discount, Crammer Road has an incentive to sell immediately to realize the gain on the 7% discount. These discounted sales could cause our stock price to decline. A significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the private equity credit agreement could encourage short sales by third parties. These sales could place additional downward pressure on the price of our common stock by increasing the number of shares being sold. Furthermore, as discussed above, we do not intend to sell shares pursuant to the private equity credit agreement at any time the purchase price of such shares would be less than the par value of our common stock.

     We have no lines of credit with banks or other lending institutions and, therefore, have no unused borrowing capacity.

Capital Expenditures

     As of September 30, 2005, we anticipate incurring approximately $0.1 million in tooling costs in connection with the release of a new industrial safety earmuff. Other than this expenditure, we had no material commitments for capital expenditures and no material commitments are anticipated in the near future.

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

10.1(b) Schedule of Secured Convertible Notes (new financings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of September 30, 2005. (1)

10.2(a) Form of Secured Convertible Note (refinancings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.9(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.2(b) Schedule of Secured Convertible Notes (refinancings) issued by NCT Group, Inc. to Carole Salkind and outstanding as of September 30, 2005. (1)

10.3(a) Form of Warrant (new financings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.10(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.3(b) Schedule of Warrants (new financings) issued by NCT Group, Inc. to Carole Salkind for the three months ended September 30, 2005. (1)

10.4(a) Form of Warrant (refinancings) issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.11(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.4(b) Schedule of Warrants (refinancings) issued by NCT Group, Inc. to Carole Salkind for the three months ended September 30, 2005. (1)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (2)

31.2 Certification of Chief Financial Officer pursuant Rule 13a-14(a) under the Securities Exchange Act of 1934. (2)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

----------------
(1)  Previously filed.
(2)  Filed herwith.

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


Dated: November 23, 2005