Form 10-K
period 2005-12-31
NCT GROUP INC
filed 2006-04-18
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                    FORM 10-K
                                  -------------


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

                         Commission file number: 0-18267

                                 NCT GROUP, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    59-2501025
             --------                                    ----------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

                 20 Ketchum Street, Westport, Connecticut 06880
                 ----------------------------------------------
          (Address of principal executive offices, including Zip Code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. /_/ Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. /_/ Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes /_/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /_/

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated Filer /_/ Accelerated Filer /_/ Non-Accelerated Filer /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). /_/ Yes /X/ No

The aggregate market value of the outstanding common stock of the registrant held by non-affiliates of the registrant as of June 30, 2005 was approximately $12.9 million.

Number of shares of common stock outstanding as of March 15, 2006: 889,483,510

                                Table of Contents

                                                                                    Page
                                                                                    ----
PART I
Item 1.    Business                                                                    3
Item 1A.   Risk Factors                                                                8
Item 1B.   Unresolved Staff Comments                                                  16
Item 2.    Properties                                                                 16
Item 3.    Legal Proceedings                                                          16
Item 4.    Submission of Matters to a Vote of Security Holders                        17

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities                                 18
Item 6.    Selected Financial Data                                                    19
Item 7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     21
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                 31
Item 8.    Financial Statements and Supplementary Data                                31
Item 9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                      31
Item 9A.   Controls and Procedures                                                    32
Item 9B.   Other Information                                                          32

PART III

Item 10.   Directors and Executive Officers of the Registrant                         33
Item 11.   Executive Compensation                                                     35
Item 12.   Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters                                               38
Item 13.   Certain Relationships and Related Transactions                             41
Item 14.   Principal Accounting Fees and Services                                     45

PART IV

Item 15.   Exhibits, Financial Statement Schedules                                    46

Signatures                                                                           S-1

                                     PART I

     This Annual Report on Form 10-K contains  forward-looking  statements  that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this Annual Report. We have included important factors in the cautionary statements included in this Annual Report, particularly in Item 1A. "Risk Factors," that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

     "NCT" (which may be referred to as "we," "us," or "our") means NCT Group, Inc. or NCT Group, Inc. and its subsidiaries, as the context requires.

     The NCT Group, Inc. name and logo, NoiseBuster(R), ClearSpeech(R), ProActive(R), Sight & Sound(R) and Artera Turbo(TM) are either registered trademarks or trademarks of NCT Group, Inc. in the United States and/or other countries. All other trademarks, service marks or trade names referred to in this Annual Report are the property of their respective owners.

ITEM 1.   BUSINESS

General

     NCT Group, Inc. develops and licenses technologies based upon its portfolio of patents and related rights and extensive technological know-how. We have a strong technology base with approximately 570 domestic and international patents and related rights. We operate in three segments: communications, media and technology. Our major focus is the development of our communications businesses, particularly our Artera Turbo network optimization and Internet acceleration services, and our audio and communications products produced by our majority-owned subsidiary, Pro Tech Communications, Inc.

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

     We classify revenue recognized from our product lines in our statements of operations as technology licensing fees and royalties, product sales, advertising, and engineering and development services. Our product lines and licenses that comprised more than 15% of our total revenue in any one of the last three years are as follows:

     o Flat panel transducer technology licensed to New Transducers Ltd. ("NXT") was accounted for in our media segment and comprised approximately 44% and 39% of our total revenue in 2003 and 2004, respectively; and

     o Product revenue from the sale of our communications headset products was accounted for in our communications segment and comprised approximately 24%, 22% and 31% of our total revenue in 2003, 2004 and 2005, respectively.

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

Communications Segment

     Our communications segment includes our Artera Group, Inc. and Pro Tech Communications, Inc. subsidiaries. Artera Group develops and markets Artera Turbo, a software-based, network optimization and Internet acceleration service for service providers, small businesses, enterprises and government networks. Pro Tech engineers, designs and distributes audio and communications solutions and other products for consumers, business users and industrial users. Our communications segment also develops and markets our ClearSpeech noise and echo cancellation algorithms and related microphones and speakers.

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

     We have expanded our emphasis beyond the residential market to include opportunities for Artera Turbo in the service provider and enterprise markets. In May 2005, we introduced a new version of Artera Turbo for Internet service providers and other network applications. Our Artera Turbo server software is clientless, meaning no software installation on individual personal computers is required and, therefore, a service provider or other network administrator can implement the service more readily. Artera Turbo server software not only increases data transmission speeds, but also reduces bandwidth utilization. In October 2005, we announced that we have entered into a worldwide distribution agreement with Siemens plc. Siemens intends to distribute our Artera Turbo technology under the name "Siemens Bandwidth Accelerator." Siemens is currently focusing on large-scale service providers and enterprises in the United Kingdom and expects to bundle and integrate Artera Turbo technology as a component of the complete, customized information technology solutions Siemens offers its customers. In addition, we continue to pursue other strategic partnerships for distribution of our clientless version of Artera Turbo in the Americas, Europe, the Middle East and Asia.

Rev The Web

     In April 2005, we commercially introduced a new web accelerator brand, Rev The Web. Rev The Web uses a permission-based, ad-assisted business model that we believe will enable us to compete more effectively in a market fraught with competitive pricing and distribution pressures. Rev The Web is a free service that uses Artera Turbo-based technology to enable users to access the Internet an average of five times as fast through a dial-up line and three times as fast through a broadband connection, such as DSL or a cable modem. This service is targeted to the residential web accelerator market, principally dial-up users. In return for the free services, users are required to complete a survey about their interests and are served a limited number of advertisements based on their responses as well as on behavioral information they authorize us to collect on them. We currently have arrangements with ad serving companies who are responsible for selling Rev The Web's advertising inventory.

Pro Tech

     Pro Tech engineers, designs and distributes audio and communications solutions and other products into the contact center, quick-service restaurant, consumer audio and industrial safety markets. Pro Tech's products include:

     o    Apollo headsets and amplifiers for use in contact centers;
     o    ProCom headsets for use in quick-service restaurants;
     o    NoiseBuster noise canceling consumer audio headphones; and
     o NoiseBuster noise canceling safety earmuffs for use in high noise industrial environments.

     Pro Tech is also pursuing the development of new products to address additional markets of opportunity, including spectator racing, two-way radio communications and aviation. Pro Tech intends to enter many of these markets through the expansion of its NoiseBuster line of electronic noise canceling products as well as passive products designed for higher noise settings.

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

Media Segment

     Our media segment, through our Hospital Radio Network business, distributed a micro broadcasting system that delivers place-based broadcast and billboard advertising. We used our proprietary digital technology to deliver advertising messages interspersed with CD-quality music programming to hospitals and other health care facilities. In September 2005, we decided to modify the business model for our Hospital Radio Network business. Instead of continuing to directly operate this business, under our modified business model, we are licensing our proprietary technology used in this business to third parties. In exchange, we will receive a percentage of the advertising revenues generated by these third parties through existing and new installations of our Sight & Sound systems in health care facilities.

Technology Segment

     Our technology segment consists of our Advancel Logic Corporation subsidiary, which participates in the native Java embedded microprocessor market. We have licensed certain Advancel-developed technology to STMicroelectronics SA for smart card applications, and since 2003,
STMicroelectronics has been shipping orders of its smart cards incorporating this technology.

Technology and Intellectual Property

     We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and elsewhere as well as confidentiality procedures and contractual provisions to protect our proprietary technology. We also enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our consultants and other third parties. As of February 28, 2006, we held approximately 570 patents and related rights and an extensive library of know-how and unpatented technology. We have patent coverage in the U.S., Canada, Japan, Europe, Korea, Australia, Hong Kong and Taiwan. We hold or have rights to 294 inventions as of February 28, 2006, including 92 U.S. patents and approximately 478 corresponding foreign patents. We have pending 117 U.S. and foreign patent applications. Our engineers have made 164 invention disclosures for which we are in the process of preparing patent applications. Our patents have expiration dates ranging from 2006 through 2019, with the majority of the material patents upon which we rely expiring in 2011 and beyond.

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

     Our core patents and advanced patents and patent applications include the following technologies:

     o    Artera Turbo information and traffic optimization management;
     o    electronic noise control for headsets;
     o    filters for signal enhancement and speech filtering; and
     o    our method and apparatus for delivering audiovisual information.

     Our key technologies include the following:

     Information and Traffic Optimization Management Software. Our patent-pending Artera Turbo technology enhances the effective speed of Internet activities, including web browsing, e-mail and file transfers, for any residence or small to medium sized business, government facility, Internet service provider or large enterprise. Artera Turbo works via a series of proprietary data management techniques. These involve optimization processes Artera Turbo performs on an information stream to reduce the number of bytes transferred over the network (reduction of the size of data transferred). These techniques are the subject of three patents pending owned by us. We believe that the aspects of our Artera Turbo technology that are patents pending are unique to us. While it is not possible to patent all of our data optimization technology, our patents pending cover the unique implementation techniques we have developed.

     Electronic Noise Canceling. Our electronic noise canceling technology minimizes low frequency acoustical noise, or rumbling sounds. This technology electronically couples a sound wave with its exact mirror image wave, called anti-noise, resulting in a significant reduction of the offensive noise before it reaches the user's ears. The technology is particularly effective against low frequency noise, such as noise generated by computer fans, HVAC systems and motor or engine-driven equipment. Products incorporating this technology include our NoiseBuster consumer audio headphones and noise canceling safety earmuffs.

     Signal Enhancement. Our signal enhancement technology can be used to reduce unwanted signals that enter into a communications network, such as when background noise enters telecommunications or radio systems from a telephone receiver or microphone. We have developed a line of patented algorithms called ClearSpeech that perform various signal enhancement functions. Our ClearSpeech Adaptive Speech Filter algorithm removes noise from voice transmissions. The filter is effective against a variety of stationary noises whose amplitude and pitch change slowly compared to the spectral variations characteristic of human speech. Our ClearSpeech Acoustic Echo Cancellation removes acoustic echoes in hands-free, full-duplex communication systems. Acoustic echo cancellation is an adaptive, frequency-based algorithm that continuously tracks and updates the changes in the acoustic path between the loudspeaker and the microphone to eliminate the acoustic echo. Our ClearSpeech Reference Noise Filter isolates and removes interfering signals, such as background radio, television, machine and siren noise, so communications can be heard more clearly. The reference noise filter algorithm was designed to remove interference from a desired signal in applications where a reference signal for the interference is available.

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

Research and Development

     Our research and development personnel focus on product, software and algorithm development that provides the technological basis for our technology licensing and commercial products, and on basic research that helps provide the scientific advances that ultimately lead to new products and technology. As of February 28, 2006, our product and development team consisted of approximately 20 development engineers and scientists.

     Our research and development expenses totaled approximately $3.0 million, $3.6 million and $4.0 million for the years ended December 31, 2003, 2004 and 2005, respectively. We anticipate that we will continue to make significant research and development expenditures to maintain and expand our competitive position. This includes improving our current technologies and products and developing newer technologies and products.

Marketing and Sales

Communications Segment

Artera Turbo

         Artera Turbo is available in a single user residential version, a small business local area network (LAN) software gateway version, a service provider version, a clientless server software version that can optimize and enhance speed at the network level and an enterprise version that can support 250 or more concurrent users on a LAN. In the residential market, we market the service through a channel of Internet service providers who generally private label the service. We market our clientless server software directly to Internet service providers. We currently target the enterprise market through our strategic partnership with Siemens.

Rev The Web

     We have arrangements with leading ad serving companies who sell our Rev The Web advertising inventory. We also have the capability of selling our own advertising.

Pro Tech

     We sell our Pro Tech products directly as well as through a network of distributors. Key target markets include consumer audio, industrial safety, call centers and major quick-service restaurant chains.

ClearSpeech

     We license our ClearSpeech algorithms to manufacturers for incorporation into various products. A major customer is OKI Electric Industry Co., Ltd, which incorporates our ClearSpeech noise cancellation algorithm into its large-scale integrated circuits. Our ClearSpeech technology is also incorporated into speaker and microphone products that are sold through a network of distributors.

Media Segment

     Our Hospital Radio Network sales initiatives are targeted to engaging licensees of our micro broadcasting system technology, who, in turn, will work to expand the number of participating health care facilities and to sell advertising on their networks.

Technology Segment

     Our Advancel microprocessor technology is incorporated into smart card applications developed and marketed by STMicroelectronics.

Significant Customers

     Our customers that comprised more than 10% of our total revenue for the year ended December 31, 2005 are Sharp, OKI Electric and NXT at 19%, 16% and 12%, respectively. We did not realize any additional cash from NXT revenue during 2005.

Competition

     We have a number of direct and indirect competitors for our products and services. Our major competition for our Artera Turbo service offering includes Internet accelerator services offered by Propel, Proxyconn and Slipstream. Our primary competitors for Pro Tech's lightweight telephone headsets are Plantronics and GN Netcom, for its NoiseBuster headphones are Bose and Sony and for its NoiseBuster safety earmuffs are Aearo and Bacou. Our major competition for our ClearSpeech noise and echo cancellation algorithms includes Lucent and Texas Instruments. Finally, our Hospital Radio Network business competes against other on-site music providers, such as Muzak, and against other advertising media. In addition, we believe that a number of other large companies, such as major domestic and foreign communications, computer and electronics manufacturers have research and development efforts underway that potentially could be competitive with our products and services.

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

Employees

     As of February 28, 2006, we had 58 employees. These include 20 in engineering and development, 8 in operations and production, 9 in sales and marketing, 8 in management and administration, and 13 in finance, accounting, human resources, legal, information technology and intellectual property. None of our employees is represented by a labor union. We believe our employee relationships are good.

Available Information

     We file reports, proxy statements and other documents with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. You should call 1-800-SEC-0330 for more information on the public reference room. Our SEC filings are also available to you on the SEC's Internet site at http://www.sec.gov.

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


ITEM 1A.  RISK FACTORS

     You should carefully consider the following information about risks described below, together with the other information contained in this Annual Report and in our other filings with the SEC, before you decide to buy or maintain an investment in our common stock. We believe the risks described below are the risks that are material to us as of the date of this Annual Report. If any of the following risks actually occur, our business, financial condition, operating results and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of the money you paid to buy our common stock.

     We do not believe we have, and we are unsure whether we will be able to generate, sufficient funds to sustain our operations through the next six months.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. At December 31, 2005, we had $0.5 million in cash and cash equivalents and a working capital deficiency of $136.8 million. Our ability to continue to operate at current levels depends upon, among other things, our ability to generate sufficient revenue from the licensing of our technology, the sale of our products and the receipt of continued funding from Carole Salkind, a beneficial owner of approximately 95% of our common stock.

     We have been primarily dependent upon funding from Ms. Salkind to sustain our operations during the last three years. As of February 28, 2006, we owed Ms. Salkind approximately $95.5 million under outstanding convertible notes. Although Ms. Salkind is under no obligation to continue to provide funding to us, we believe that she will continue to do so in the immediate future. This belief is based primarily upon her continued funding of us despite our failure to repay our convertible notes upon maturity. Since January 2001, we have generally defaulted on the repayment of obligations owed to Ms. Salkind as they become due. Ms. Salkind has generally allowed us to refinance maturing notes, along with accrued interest and penalties, into new notes. In addition, Ms. Salkind has continued to provide us with new funds. From time to time, we have obtained oral assurances that Ms. Salkind will continue funding our operations. However, we have no legally binding assurance that Ms. Salkind will continue funding us in the near-term or that the amount, timing and duration of funding from her will be adequate to sustain our operations.

     In the long-term, our ability to continue as a going concern is dependent on generating sufficient revenue from technology licensing fees and royalties and product sales. Our ability to generate significant revenue from any of these or other sources is uncertain. Historically, our operations have not generated sufficient revenue to cover our costs. In the event that our operations do not generate sufficient cash, we could be required to reduce our level of operations while attempting to raise additional working capital. We can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations and any intended expansion, to take advantage of business opportunities, to develop or enhance products or services or to otherwise respond to competitive pressures would be significantly limited, and we might need to significantly restrict or discontinue our operations.

     The report of our independent registered public accounting firm for the year ended December 31, 2005 contains a qualification relating to our ability to continue as a going concern.

         The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2005 and for the years then ended contains an explanatory paragraph stating that there is substantial doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. This uncertainty may affect our ability to raise additional capital and may also negatively impact our relationships with current and potential suppliers, customers and licensees.

     We have incurred substantial losses since our inception and expect future losses to continue for the foreseeable future.

     We have incurred substantial losses since our inception, including losses of $32.7 million, $59.1 million and $40.7 million for the years ended December 31, 2003, 2004 and 2005, respectively, and we had an accumulated deficit of $395.0 million at December 31, 2005. We expect that we will continue incurring a loss until, at the earliest, we generate sufficient revenue to offset the cost of our operations, including our continuing product development efforts. Our future revenue levels and potential profitability depend on many factors, including the demand for our existing products and services, our ability to develop and sell new products and services and our ability to control costs. We can give no assurance that we will experience any significant revenue growth or that we will ever achieve profitability. Even if we do achieve profitability for a fiscal year, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenue will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

     We have substantial outstanding indebtedness and we generally have been unable to repay our indebtedness as it becomes due.

     We have substantial levels of outstanding debt. As of December 31, 2005, our consolidated indebtedness was approximately $83.6 million, net of discounts, with stated interest at annual rates ranging from 6% to 12%, including $78.1 million, net of discounts, of convertible notes issued to Carole Salkind. The face amount of debt due Ms. Salkind as of December 31, 2005 was $83.6 million, of which all but $5.0 million will mature in 2006. Our consolidated interest expense, net totaled $16.5 million, $55.7 million and $67.9 million for the years ended December 31, 2003, 2004 and 2005, respectively, primarily resulting from the amortization of debt discounts and beneficial conversion features, mostly attributable to allocation of the fair value of warrants issued in conjunction with the debt and, to a lesser extent, original issue discounts. Our ability to meet our debt service obligations will depend on our future operations, which are subject to prevailing industry and other conditions, many of which are beyond our control. Our indebtedness to Ms. Salkind is secured by substantially all of our assets. In the event of any default on our obligations relating to this indebtedness, Ms. Salkind could declare her indebtedness to be immediately due and payable, and in certain cases, she could then foreclose on our assets. A default relating to our indebtedness could have a material adverse effect on our business and financial condition.

     To date, as our debt matures, we generally have been unable to repay the principal and interest due on the debt. Typically, the interest rates on our debt increase upon our failure to repay principal when due, with the default rates of interest ranging from 13% to 18% per annum. In addition, all of our debt held by Ms. Salkind imposes a default penalty of 10% of the principal in default upon our failure to repay the debt when due. Of the $83.6 million in indebtedness held by Ms. Salkind as of December 31, 2005, approximately $42.5 million represents cash loans made by Ms. Salkind (rather than non-cash items such as interest and default penalties rolled into new notes, legal settlements, premiums on equipment loans and original issue discounts).

     Our current stock price may restrict our ability to raise additional capital through sales of our equity securities.

     On February 28, 2006, the last reported sales price of our common stock was $0.0029 per share, which is less than the $0.01 par value of our common stock. Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. The purchaser of such shares may be assessed for any difference between the par value and the sales price at less than par value. As a result, we do not intend to sell newly issued shares of our common stock at any time the purchase price of such shares would be less than the par value of our common stock. Similarly, in the future we do not intend to issue derivative securities with a conversion or exercise price less than par value. These restrictions may inhibit our ability to raise additional capital at times when the market price of our common stock is less than its par value. Furthermore, while we have issued certain convertible and exercisable securities at conversion prices based on fair market value at the time of issuance, which were below par value, we do not intend to fulfill conversion or exercise requests for these securities at conversion or exercise prices less than $0.01 per share unless and until we amend our certificate of incorporation to reduce or eliminate the par value of our common stock. While we intend to seek stockholder approval of such an amendment at our next annual meeting of stockholders, we can give no assurance that our stockholders would approve such an amendment. Holders of certain of our derivative securities may claim a right to contractual liquidated damages if we do not fulfill their conversion or exercise requests.

     We have committed to reserve, issue and register more shares of our common stock than we are currently authorized to issue and we are accruing liquidated damages as a result. We may be required to seek a further increase in the number of our authorized shares of common stock in order to reduce or eliminate the accrual of liquidated damages and to obtain any available future financing.

     Through the issuance of convertible debt, convertible preferred stock, options, warrants and other securities, we have made commitments to reserve and issue shares of our common stock that exceed the number of shares we are authorized to issue under our certificate of incorporation. Many of the instruments related to our derivative securities include liquidated damage provisions triggered by our failure to honor valid conversion or exchange requests or to comply with resale registration obligations. We have not complied with certain of our resale registration obligations. As a result of these failures, as of December 31, 2005, we have incurred, but not yet paid, liquidated damages totaling approximately $5.9 million, and we continue to incur liquidated damages of approximately $0.1 million per month. At our 2005 annual meeting of stockholders, held on June 28, 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of our authorized shares of common stock to 5.622 billion shares. This increase, however, is not sufficient for us to satisfy all of our commitments to reserve, issue and register for resale shares of our common stock. As a result, we can give no assurance that this increase will be sufficient to permit us to substantially reduce or eliminate liquidated damage accruals in any future period. In order to reduce or eliminate the accrual of liquidated damages, we may need to seek stockholder approval of a further increase in the number of our authorized shares of common stock. If approved, any further increase could lead to further dilution for our existing stockholders

     In addition, we may need to seek a further increase in our authorized shares of common stock in order to obtain future financing, if such financing would be available to us on acceptable terms, or at all. Any additional financing involving our common stock or derivative securities convertible into our common stock could also lead to further dilution for our existing stockholders.

     We have generated limited revenue from the licensing of our technology and the sale of our products and services and we can provide no assurance regarding future revenue levels. The markets for some or all of our key product lines may not grow or develop.

     Although we have actively marketed the licensing of our technologies and the sale of our products and services, our operating revenue has been limited and sporadic. Our annual revenue generally decreased in each year from 2000 through 2005, with only a small increase in 2004 over 2003. Some or all of our key product and service lines, such as our Artera Turbo offerings, may not grow or customers may decline or forego use of our products or services in some or all of these areas. Our failure to establish significant demand for our products and services would adversely impact our business, financial condition, operating results and cash flow. Currently, a significant portion of our planned revenue growth is attributable to our Artera Turbo service offerings. Although we believe that demand for these offerings will grow, we can give no assurance as to any level of future demand. Lack of growth in this business will adversely affect our revenue levels.

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

     Our growth and ability to meet customer demands depend in part on our capability to obtain timely deliveries of components, subassemblies and products from our suppliers. We buy components and subassemblies from a variety of suppliers and assemble them into finished products. We also have certain of our products manufactured for us by third party suppliers. The cost, quality, and availability of these goods are essential to the successful production and sale of our products. Obtaining components, subassemblies and finished products entails various risks, including the following:

     o We obtain certain components, subassemblies and products from single suppliers and alternate sources for these items are not readily available. An interruption in supply from any of our single source suppliers in the future would materially adversely affect our business, financial condition and operating results.
     o Prices of components, subassemblies and finished products may rise. If this occurs and we are not able to pass these increases on to our customers or to achieve operating efficiencies that would offset the increases, it would have a material adverse effect on our business, financial condition and operating results.
     o Due to the lead times required to obtain certain components, subassemblies and products from certain foreign suppliers, we may not be able to react quickly to changes in demand, potentially resulting in either excess inventories of such goods or shortages of the components, subassemblies and products. Failure in the future to match the timing of purchases of components, subassemblies, and products to demand could increase our inventories and/or decrease our revenues, consequently materially adversely affecting our business, financial condition and operating results.

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

     We face  formidable  competition  in each of the  industries  in  which  we operate. Many of our competitors have substantially greater management, technical, financial, marketing and product development resources than we do. In addition, many of our competitors have substantially greater name recognition and shorter production and distribution lead times than we do. For example, our Pro Tech business faces substantial competition from Sony, Bose and Plantronics, and some of our Artera Turbo service offerings compete with other Internet accelerators offered by Propel, Proxyconn and Slipstream. While we believe that the quality of our products and services equals or exceeds those of our competitors, we can give no assurance that we will be able to compete effectively against these companies.

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

     Third parties are asserting rights with respect to certain of our key intellectual property. We may not be able to protect our intellectual property.

     As more fully described below in Item 3. "Legal Proceedings - Founding Midcore Shareholder Litigation," we are currently defendants in a lawsuit brought by two of the former shareholders of a corporation that became our Midcore Software subsidiary. Among other remedies, the plaintiffs' complaint seeks a declaration that the intellectual property acquired from the plaintiffs by the corporation that became Midcore Software (which intellectual property is currently used in our Artera Turbo service offerings) be held in trust for the benefit of the plaintiffs. If the court were to declare such a trust, the plaintiffs would be entitled to equitable remedies that could include, among other things, all or a portion of the revenues generated by our use of this intellectual property. While we cannot predict the outcome of this proceeding at this time, we intend to defend against the plaintiffs' claims vigorously.

     In general, we rely on a combination of copyright, patent, trademark, trade secrets, confidentiality procedures and contractual commitments to protect our proprietary information. Despite our efforts, these measures can only provide limited protection. Unauthorized third parties may try to copy or reverse engineer portions of our products or otherwise obtain and use our intellectual property. Any patents owned by us may be invalidated, circumvented or challenged. Any of our pending or future patent applications, whether or not being currently challenged, may be issued with a narrower scope than the claims we seek, if at all. In addition, the laws of some countries do not provide the same level of protection of our proprietary rights as do the laws of the United States. If we cannot protect our proprietary technology against unauthorized copying or use, we may not remain competitive.

     Our business may be harmed if we are found to have infringed intellectual property rights of third parties.

     In the future, third parties may assert claims against us alleging that we have infringed their intellectual property rights. If we do not succeed in any such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of the litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. Also, defending these claims may be expensive and divert the time and efforts of our management and other employees.

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

     While we believe that we currently have adequate control structures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

     We are working toward evaluating our internal controls systems in order to allow management to report on, and our independent registered public accountants to attest to, our internal controls, as required by the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing (and any necessary remediation) required in an effort to comply with the management certification and public accountant attestation requirements of Section 404 of the Sarbanes Oxley Act. As a result, we expect to incur additional expenses and diversion of management's time. While we anticipate being able to fully implement the requirements relating to reporting on internal controls and all other aspects of
Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of those on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of
Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by the SEC. Any such action could adversely affect our financial results.

     The sale or availability for future sale of substantial amounts of our common stock could adversely affect our stock price.

     The sale or availability for sale of substantial amounts of our common stock, including shares issuable upon exercise of derivative securities, in the public market could adversely affect the market price of our common stock and materially impair our ability to raise capital through future offerings of our common stock. As noted above, through the issuance of convertible debt, convertible preferred stock, options, warrants and other securities, we have made commitments to reserve and issue shares of our common stock that significantly exceed the number of shares we are currently authorized to issue under our certificate of incorporation. At our 2005 annual meeting of stockholders, held on June 28, 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of our authorized shares of common stock to 5.622 billion shares. As a result, holders of our derivative securities are entitled to convert at least a portion of these securities into shares of our common stock. The number of shares issuable under many of these derivative securities is a function of the price of our common stock because the number of shares issuable under several of our agreements varies with the market price. At February 28, 2006, based on the closing bid price of $0.0029 per share on that date, our outstanding commitments, including derivative securities were convertible into an aggregate of approximately 35.7 billion shares of our common stock. The issuance and sale into the market of a substantial number of additional shares of our common stock would have a substantial dilutive effect on our current stockholders and could cause a significant reduction in the market price of our common stock.

     In addition, we have entered into a private equity credit agreement with Crammer Road LLC. This agreement provides that we must put to Crammer Road shares of our common stock having an aggregate value of at least $5.0 million (the minimum commitment amount) and may put to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million (the maximum commitment amount) over the three year term of the agreement. The sale of shares of our common stock to Crammer Road to satisfy the $5.0 million minimum commitment amount under the private equity credit agreement is likely to result in substantial dilution to the interests of our other stockholders. There is no upper limit on the number of shares that we may be required to issue to satisfy our minimum commitment amount. This will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

     Holders of our common stock are also exposed to additional market price risks from potential low-risk short selling strategies that may be adopted by third parties and that could contribute to the future decline of our stock price.

     A substantial number of our convertible and exchangeable securities are convertible or exchangeable at a price per share that is 20% to 25% less than the five-day average closing bid price of our common stock immediately prior to conversion or exchange. In addition, the terms of these derivative securities generally do not prohibit the holders of these securities from short selling our common stock. Short selling is the act of borrowing stock to sell with the expectation of the price dropping and the intent of buying the stock back at a cheaper price to replace the borrowed stock. As a result of these factors, holders of these derivative securities may decide to sell our common stock short in an effort to drive down the price of the common stock by creating an imbalance of sell-side interest. Such a strategy involves low risk to the holder of these derivative securities due to the discounted conversion or exchange prices they enjoy that provide a hedge against potential price increases. The use of such a strategy by one or more of the holders of these derivative securities could cause a significant reduction in the market price of our common stock.

     In addition, any shares issued to Crammer Road under our private equity credit agreement will be issued at a 7% discount to the average of the three lowest closing bid prices for the ten trading days immediately following the notice date of a put. Based on this discount, Crammer Road has an incentive to sell immediately to realize the gain on the 7% discount. These discounted sales could cause our stock price to decline. A significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the private equity credit agreement could encourage short sales by third parties. These sales could place additional downward pressure on the price of our common stock by increasing the number of shares being sold.

     Our common stock is illiquid and you may have difficulty in selling your shares.

     Our common stock is traded on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of our shares. Stockholders also may experience greater difficulties in attempting to sell their shares than if our common stock were listed on a stock exchange or quoted on the Nasdaq Stock Market. Because our common stock is not traded on a stock exchange or Nasdaq and because the market price of our common stock is less than $5.00 per share, our common stock is classified as "penny stock," subject to the requirements of the penny stock rules of the SEC. The penny stock rules impose additional sales practice requirements on broker-dealers who sell penny stock securities to persons other than established customers or accredited investors. For example, the broker must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to the sale. The rules also require that the broker deliver certain disclosures to purchasers of penny stocks. These additional burdens may discourage brokers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and the ability of stockholders to sell our common stock in the market.

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

     We do not intend to pay dividends on our common stock for the foreseeable future.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to pay dividends on our common stock in the foreseeable future. In addition, we may not declare, pay or make any dividends or other distributions upon our common stock unless we give the holder of our series H preferred stock 30 days' prior notice and pay all accrued dividends on our series H preferred shares.

     Some provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us.

     Our certificate of incorporation and our by-laws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, including the following:

     o only our board of directors or the chairman of our board of directors may call special meetings of our stockholders;
     o our stockholders may take action only at a meeting of our stockholders and not by written consent;
     o we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; and
     o we require advance notice for stockholder proposals of up to 90 days prior to a meeting at which stockholder proposals may be introduced.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of us. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

     Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change in control that our stockholders might consider to be in their best interest.

     We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits "business combinations" between a publicly-held Delaware corporation and an "interested stockholder," which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a

Delaware corporation's voting stock for a three-year period following the date that such stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control of us that our stockholders might consider to be in their best interests.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable.


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

     Pro Tech's executive, sales and manufacturing facilities are located in Fort Pierce, Florida where we lease approximately 6,000 square feet pursuant to a lease that expires in February 2009.

     We believe our facilities provide us with adequate space for the near term consistent with our current business plans.

ITEM 3.   LEGAL PROCEEDINGS

Founding Midcore Shareholder Litigation

     In April 2004, Jerrold Metcoff and David Wilson filed a complaint against us and Michael Parrella, our Chairman and Chief Executive Officer, in Connecticut state court, which complaint was subsequently amended to add Carole Salkind and her spouse, Morton Salkind, as defendants. The plaintiffs allege that we and Mr. Parrella breached a number of representations, warranties and obligations under or relating to the August 29, 2000 Agreement and Plan of Merger by which Metcoff, Wilson and others sold to us 100% of the outstanding shares of a corporation that became our subsidiary, Midcore Software, Inc. Among those obligations was the obligation for us to issue to Metcoff and Wilson an aggregate of 60,359,576 shares of our common stock, which we have not done. The plaintiffs also allege that we and Mr. Parrella engaged in intentional and/or negligent misrepresentations, fraudulent transfers of intellectual property and other company assets, unfair trade practices and breaches of an implied covenant of good faith and fair dealing. The complaint, as amended, seeks damages, punitive damages, interest and attorneys' fees, and seeks a declaration that the intellectual property acquired from the plaintiffs by the corporation that became Midcore Software, Inc. (which intellectual property is currently used in our Artera Turbo service offerings) be held in trust for the benefit of the plaintiffs. The damages, punitive damages, interest and attorneys' fees sought in the substitute complaint are all for unspecified amounts, but in other court filings in the case, the plaintiffs have alleged that the total cash amount they are owed exceeds $4.2 million. Mr. Parrella has told us that he intends to deny the material allegations against him.

     On October 3, 2005, at our request, the court required the plaintiffs to revise their second amended complaint with respect to, among other things, the removal of certain references to members of our board of directors other than Mr. Parrella. On October 19, 2005, Metcoff and Wilson filed a revised complaint. On November 2, 2005, we filed a request to further revise the revised complaint. On December 20, 2005, the court required the plaintiffs to further revise the revised complaint. On January 4, 2006, the plaintiffs filed a second revised complaint. On January 27, 2006, we filed a motion to strike certain counts set forth in the plaintiffs' second revised complaint, including certain claims of breach of contract and breach of contractual representation and warranties against various corporate defendants and claims of breach of fiduciary duty against Mr. Parrella. This motion is currently pending before the court. Discovery in the case is ongoing.

     In November 2005, Messrs. Metcoff and Wilson filed a separate complaint against John McCloy, Sam Oolie, Irene Lebovics and Cy Hammond (members of our board of directors) in Connecticut state court asserting claims against them for breaches of fiduciary duty and unfair trade practices in connection with the transactions relating to the August 29, 2000 Agreement and Plan of Merger. The damages, punitive damages, interest and attorneys' fees sought in the complaint are for unspecified amounts. Messrs. McCloy, Oolie and Hammond and Ms. Lebovics have indicated to us that they intend to deny the allegations against them.

     On December 5, 2005, Metcoff and Wilson filed an amended complaint. On January 12, 2006, the four defendants in this action filed a request to revise the amended complaint, and, on February 10, 2006, the plaintiffs filed their objections to the request to revise. This motion is currently pending before the court.

     We have agreed to indemnify Messrs. Parrella, McCloy, Oolie and Hammond and Ms. Lebovics, to the extent permitted by our certificate of incorporation and applicable law, for any liabilities (including legal fees) they may incur as a result of the claims against them in these actions. We submitted the claims against Messrs. Parrella, McCloy, Oolie and Hammond and Ms. Lebovics in the cases to our director and officer indemnification insurance carrier, which has denied coverage of any of the claims against Messrs. Parrella, McCloy, Oolie and Hammond and Ms. Lebovics.

     Carole Salkind has demanded that we indemnify her, in connection with her security interests under our promissory notes to her, for legal fees she incurs in the action against her. During the year ended December 31, 2005, Ms. Salkind incurred approximately $16,600 in such legal fees, of which we paid approximately $5,400 during that period.

Artera Trademark Oppositions

     In December 2002, Altera Corporation filed oppositions to the granting of all of our pending U.S. trademark registration applications for "Artera Turbo" and of some of our pending U.S. trademark registration applications for "Artera." In February 2006, we entered into a settlement agreement with Altera Corporation pursuant to which, among other things, we agreed to withdraw our U.S. trademark registration and applications for "Artera" and not to use the term "Artera" alone as a corporate name, business name or trademark. In addition, we agreed to amend our U.S. trademark registration applications for "Artera Turbo" to apply to, among other things, "computer software for optimizing Internet and Intranet network bandwidth utilization and accelerating data transmission over communication lines." In return, Altera agreed to dismiss its pending oppositions against the applications for "Artera Turbo."

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock currently trades on the NASD OTC Bulletin Board under the symbol "NCTI." The following table sets forth the high and low bid prices of our common stock, as reported on the NASD OTC Bulletin Board, for each of the periods listed. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                  2004                      2005
                         ----------------------     ---------------------
                           High          Low          High         Low
                         --------      --------     --------    ---------
     1st Quarter          $0.078        $0.039       $0.0200     $0.0172
     2nd Quarter          $0.059        $0.026       $0.0190     $0.0090
     3rd Quarter          $0.037        $0.019       $0.0190     $0.0050
     4th Quarter          $0.022        $0.016       $0.0075     $0.0037

     As of February 28, 2006, we had approximately 4,200 holders of record of our common stock, representing approximately 30,000 beneficial owners.

Dividends

     We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business and to pay down debt. Accordingly, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Our board of directors will have discretion in determining whether to declare or pay dividends, which will depend upon our financial condition, operating results, capital requirements and such other factors as the board of directors deems relevant. In addition, we may not declare, pay or make any dividends or other distributions upon our common stock unless we give the holder of our series H preferred stock 30 days' prior notice and pay all accrued dividends on our series H convertible preferred stock. Furthermore, certain senior equity securities of our subsidiaries contain
limitations   on  the  payment  of  dividends  on  the  common  stock  of  these subsidiaries.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected consolidated financial data is derived from our historical financial statements and should be read in conjunction with our consolidated financial statements and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are included elsewhere in this Annual Report.


                                                                            (in thousands, except per share amounts)
                                                                                    Years Ended December 31,
                                                             ----------------------------------------------------------------------
                                                                  2001           2002          2003         2004           2005
                                                             -------------   ------------  ------------  ------------   ------------
                                                             Restated (a)    Restated (a)  Restated (a)  Restated (a)
RESULTS OF OPERATIONS AND
 LOSS PER SHARE:
REVENUE:
 Technology licensing fees and royalties                     $   5,411       $   4,493     $   3,013     $   3,422      $  2,201 (p)
 Product sales, net                                              4,568           2,697         1,708         1,902         2,003
 Other revenue                                                     132              24            49             4            26
                                                             ------------    -----------   -----------   ------------   ------------
       Total revenue                                         $  10,111       $   7,214     $   4,770     $   5,328      $  4,230
                                                             ------------    -----------   -----------   ------------   ------------
COSTS, EXPENSES AND OTHER INCOME:
 Cost of product sales                                       $   2,568       $   1,279     $     787     $   1,089      $  1,060
 Cost of other revenue                                               2               -            60             3             -
 Selling, general and administrative                            15,538          13,908        17,068 (i)     9,599  (l)    7,340 (q)
 Research and development                                        4,882           3,283         2,984         3,600         4,034
 Other operating (income) expense, net                          36,314  (c)     11,897 (g)         -         5,932  (m)        -
                                                             ------------    -----------   -----------   ------------   ------------
       Operating costs, expenses and other income               59,304          30,367        20,899        20,223        12,434
Non-operating items:
 Other (income) expense, net                                    15,520  (d)     10,087 (h)      (909)(j)   (12,009) (n)  (35,595)(r)
 Interest expense, net                                           6,141  (e)      8,566        16,420 (k)    55,676  (o)   67,915 (s)
                                                             ------------    -----------   -----------   ------------   ------------
       Total costs and expenses                              $  80,965       $  49,020     $  36,410     $  63,890      $ 44,754
Loss attributable to minority interest                             473             458             -             -            59
                                                             ------------    -----------   -----------   ------------   -----------
Loss before discontinued operations and
  cumulative effect of accounting change                     $ (70,381)      $ (41,348)    $ (31,640)    $ (58,562)     $(40,465)
Loss from discontinued operations                               (5,132)         (2,289)       (1,070)         (489)         (273)(t)
Cumulative effect of change in accounting principle             (1,582) (f)          -             -             -             -
                                                             ------------    -----------   -----------   ------------   ------------
NET LOSS                                                     $ (77,095)      $ (43,637)    $ (32,710)    $ (59,051)     $(40,738)
Less:
Preferred Stock dividends                                          309             204           342           332           325
Beneficial conversion features                                     392              46             -             -             -
                                                             ------------    -----------   -----------   ------------   ------------
Loss attributable to common stockholders                     $ (77,796)      $ (43,878)    $ (33,052)    $ (59,383)     $(41,063)
                                                             ============    ===========   ===========   ============   ============

Loss per share attributable to common stockholders:
 Loss attributable to common stockholders before
  discontinued operations and change in accounting principle $   (0.19)      $   (0.08)    $   (0.06)    $   (0.09)     $  (0.06)
 Loss on discontinued operations and
    change in accounting principle                               (0.02)          (0.01)            -             -             -
                                                             ------------    -----------   -----------   ------------   ------------
 Basic and diluted net loss per share                        $   (0.21)      $   (0.09)    $   (0.06)    $   (0.09)     $  (0.06)
                                                             ============    ===========   ===========   ============   ============
Weighted average common shares outstanding -
     Basic and diluted (b)                                     377,084         446,423       563,543       645,000       693,521
                                                             ============    ===========   ===========   ============   ============

                                                                                      As of December 31,
                                                             -----------------------------------------------------------------------
                                                                 2001          2002          2003            2004          2005
                                                             ------------   ------------- -------------  -------------  ------------
BALANCE SHEET DATA:                                          Restated (a)   Restated (a)  Restated (a)   Restated (a)
 Total assets                                                $  20,009      $   13,569    $   12,775     $   5,454      $  4,720
 Total current liabilities                                      59,003          84,330       109,289       126,412       138,352
 Total long term liabilities                                     7,765           5,011         2,746         5,063         5,027
 Accumulated deficit                                          (218,894)       (262,531)     (295,241)     (354,292)     (395,030)
 Capital deficit (u)                                           (55,507)        (84,461)     (107,574)     (134,666)     (147,314)
 Working capital deficit                                       (54,680)        (82,197)     (107,178)     (123,889)     (136,807)

Notes:
-----

(a) Reflects restatement for the adjustment of the fair value of outstanding options, warrants and embedded derivatives.

(b) Excludes shares issuable upon the exercise of outstanding stock options, warrants, convertible and exchangeable preferred stock and convertible and exchangeable debt since their effect would be antidilutive.

(c) Primarily consists of a $1.9 million charge for costs of exiting activities attributable to closing facilities and certain operations; a $14.1 million charge for the impairment of goodwill (net of a $2.1 million reduction of deferred revenue); $19.3 million, net, for repurchased licenses (composed of an $18.0 million write down for the acquisition of shares of our subsidiary, DMC New York, Inc., representing repurchased licenses and accrual for obligation to acquire remaining licenses and $1.3 million, net of a $2.7 million reduction of deferred revenue, for reacquisition of other licenses from two licensees); and a $1.5 million write down of investment in Top Source Automotive.

(d) Primarily consists of $7.0 million for other-than-temporary declines in value of available-for-sale securities; a $2.3 million realized loss on sale of trading securities (NXT); $1.2 million for default penalties on debt; a $1.0 million reserve for notes receivable; and a $0.2 million charge resulting from the adjustment of the fair value of outstanding options, warrants and embedded derivatives.

(e) Includes $3.3 million relating to the amortization of original debt discounts; $0.9 million relating to the amortization of beneficial conversion features on convertible debt; $0.7 million of debt issuance costs; and $1.2 million of interest charges on indebtedness.

(f) Upon the adoption of SFAS No. 138 effective January 1, 2001, the reduction in the fair value of derivatives, consisting of a warrant to purchase common stock of a licensee, was reported as a cumulative effect of change in accounting principle.

(g) Primarily consists of a $9.2 million charge for repurchased licenses due to additional costs incurred to acquire 12,000 shares of DMC New York in exchange for shares of our series H convertible preferred stock, a $2.1 million impairment of other intangible assets, and $0.3 million for the impairment of goodwill.

(h) Primarily consists of $3.9 million for finance costs associated with non-registration of shares; $0.8 million for other-than-temporary declines in value of available-for-sale securities; $0.4 million of default penalties on debt; and a $5.7 million gain resulting from the adjustment of the fair value of outstanding options, warrants and embedded derivatives.

(i) Includes a $3.8 million increase in consulting expenses resulting from the issuance of options.

(j) Primarily consists of a $5.3 million gain on litigation settlements and a $1.6 million gain resulting from the adjustment of the fair value of outstanding options, warrants and embedded derivatives, partially offset by $4.1 million for finance costs associated with non-registration of shares and $2.1 million of default penalties on debt.

(k) Includes $5.9 million for the amortization of original debt discounts; $5.6 million for the amortization of beneficial conversion features on convertible debt; $2.9 million of interest charges on indebtedness; and $1.1 million for amortization of additional debt discounts.

(l)  Reflects an $8.3 million decrease from prior year in consulting expenses.

(m)  Includes a $5.9 million charge for the impairment of goodwill.

(n) Includes expense of $6.8 million from default penalties on convertible notes and income of $23.6 million resulting from the adjustment of the fair value of outstanding options, warrants and embedded derivatives.

(o) Primarily attributable to the increase in immediate expensing of the fair value of warrants (original issue discounts and beneficial conversion features) allocated to debt. Interest expense included the amortization of original issue discounts, beneficial conversion features and interest on debt we issued of $19.6 million, $19.1 million and $1.6 million, respectively.

(p) Decrease was due to having fully recognized the license fee revenue from the NXT license as of March 31, 2005.

(q) Decrease was due primarily to a reduction in other compensation resulting from the waiver by three executives of a portion of their incentive bonus earned in 2004 and amendment of the incentive cash compensation arrangements applicable to the three executives.

(r) Includes expense of $9.5 million from default penalties on convertible notes and income of $42.5 million resulting from the adjustment of the fair value of outstanding options, warrants and embedded derivatives.

(s) Primarily attributable to the increase in immediate expensing of the fair value of warrants (original issue discounts and beneficial conversion features) allocated to debt. Interest expense included amortization of original issue discounts, beneficial conversion features and interest on debt we issued of $29.3 million, $32.1 million and $5.9 million, respectively.

(t) The loss represents the reclassification of our Hospital Radio Network business as a discontinued operation in the fourth quarter of 2005.

(u)  We have never declared or paid dividends on our common stock


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We design products and develop and license technologies based upon our portfolio of patents and related proprietary rights and extensive technological know-how. Our business operations are organized into three operating segments: communications, media and technology. Our operating revenue consists of technology licensing fees and royalties, product sales, advertising, and engineering and development services. Operating revenue for the year ended December 31, 2005 consisted of approximately 52.0% in technology licensing fees and royalties, 47.4% in product sales and 0.6% in other revenue. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements, and the timing of the revenue recognized from these agreements, has not been predictable.

Going Concern Risks

     Since inception, we have experienced substantial recurring losses, which amounted to $395.0 million on a cumulative basis through December 31, 2005. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our revenue sources, especially technology license fees, royalties and product sales, to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, we believe that we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all. In addition, in order to obtain additional financing through the sale of shares of our common stock, we will need to obtain the approval of our stockholders of additional amendments to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock and to reduce or eliminate the par value of our common stock. However, we can give no assurance that our stockholders would approve either or both of these amendments.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. These funds consist of available cash and the funding derived from our revenue sources. Cash and cash equivalents amounted to $0.5 million at December 31, 2005 and our working capital deficit was $136.8 million. We have been able to continue our operations by raising additional capital through the sale of convertible notes. We have been primarily dependent upon funding from Carole Salkind during the last three years. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

     Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financings and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2005 about our ability to continue as a going concern. Our accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

     The following discussion of our financial condition and results of operations is based on the consolidated financial statements included in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an on going basis, we evaluate our estimates, including those related to amortization and potential impairment of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions or conditions.

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

     The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" below. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Below, we discuss the critical policies that required us to make difficult or subjective assumptions or estimates regarding our consolidated financial statements included in this Annual Report. We also have other policies that we consider key accounting policies; however, these policies do not require us to make estimates or judgments that are difficult or subjective.

Revenue Recognition

     Revenue is recognized when earned. Technology licensing fees are generally recognized upon execution of the agreement but are deferred if subject to completion of any performance criteria and later recognized once the performance criteria have been met. Artera Group recognizes revenue ratably over the period service is provided known as the subscription period. Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements. Revenue from product sales is recognized when the product is shipped and title has passed. Revenue from subscription services (included in product sales) is deferred and recognized ratably over the period when the service is provided (subscription period). The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements and the timing of the revenue recognized from these agreements has not been predictable.

     At December 31, 2005, our deferred revenue aggregated $0.4 million. We will not realize any additional cash in connection with recognizing revenue from our deferred revenue.

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

     At December 31, 2005, we evaluated the goodwill allocated to our Advancel reporting unit and our NCT Hearing reporting unit and determined no impairment existed for Advancel or NCT Hearing.

     In our 2004 annual assessment of the goodwill of and the value of the Midcore/Artera Group reporting unit, we considered the results of operations in relation to previous estimates of activity, as well as estimates of anticipated operations. Based on our inability to develop the anticipated lines of businesses and to realize results as budgeted, in part because of a reorganization at our former enterprise systems business partner during the last quarter of 2004, we determined, for the purposes of our assessment of goodwill, not to anticipate the development of additional lines of business. As a result, our assessment of the value of the reporting unit, based on existing operations, was not sufficient to carry the goodwill without impairment. Based on our assessment, as of December 31, 2004, we concluded that the goodwill of the Midcore/Artera Group reporting unit was fully impaired and we recorded an impairment of $5.9 million.

     At December 31, 2005, our goodwill, net, all of which is allocated to the Advancel and NCT Hearing reporting units was $1.3 million. Our next evaluation is scheduled for December 31, 2006.

     Patent rights and other intangible assets with finite useful lives, which include the cost to acquire rights to patents and other rights under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for the years ended December 31, 2004 and 2005 was less than $0.1 million. At December 31, 2005, our patent rights and other intangibles, net were $1.0 million.

     We evaluate the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Our evaluations to date have not indicated that any revisions are necessary. Our next evaluation is planned for March 31, 2006. We evaluate our intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include current operating results, projected future operating results and cash flows and any other material factors that may affect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows, which results in a charge in our results of operations equal to the determined impairment amount. In addition, if we determine that a reduction in the remaining amortization period was warranted, our amortization expense would increase, which would reduce our operating results. In light of our continuing losses, a potential indicator of impairment, we test our patent rights and other intangible assets with finite useful lives for impairment at each reporting period. Our next evaluation is planned for March 31, 2006.

Accounting for Derivative Instruments

     We have issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features which we analyze in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in A Company's Own Stock," to determine if these instruments have embedded derivatives that must be bifurcated. Under EITF No. 00-19, the estimated value of the embedded derivative, if any, is bifurcated from its host instrument on the date of sale or issuance of the securities or debt based on a valuation utilizing an appropriate valuation model. The embedded derivative is classified as a liability and is marked-to-market and adjusted to fair value at each reporting date and the change in fair value is recorded to other income (expense). In addition, freestanding warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of December 31, 2005, we could not be sure we had adequate authorized shares for the conversion or exercise of all outstanding instruments due to certain conversion rates which vary with the fair value of our common stock, and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting date, and are carried on a separate line of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.

Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004) "Share-Based Payment" that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123(R), companies are required to record compensation expense for all share-based payment award transactions measured at fair value. In April 2005, the SEC delayed the effective date of SFAS No. 123(R). Accordingly, this statement is effective for us beginning January 1, 2006. We do not anticipate that the adoption of SFAS No. 123(R) will have a material effect on our consolidated financial position, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

     In June 2005, the FASB's Emerging Issues Task Force (the "EITF") issued Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-4 addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF 00-19, that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized.

     In June 2005, the EITF reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We have adopted EITF 05-6 and the adoption of EITF 05-6 did not have a significant effect on our consolidated financial statements.

Restatement  of  Consolidated   Financial   Statements  to  Reflect   Derivative
Accounting

     During our fiscal 2005 audit, we determined that the method we used to account for certain options, warrants and other convertible equity instruments with freestanding derivatives or embedded derivative features was not in accordance with the requirements of EITF No. 00-19. Therefore, the consolidated balance sheet for the year ended December 31, 2004 and the consolidated statements of operations, the consolidated statements of capital deficit and the consolidated statements of cash flows for the years ended December 31, 2003 and 2004, included in this Annual Report have been restated to comply with applicable accounting pronouncements regarding the issuance of various securities and the derivative features embedded therein. The effects of these restatements are described in Note 1 to the Consolidated Financial Statements and the discussions below are based on the restated information. The changes are all non-cash and have no effect on the previously reported amounts of net cash used in operations for any of the periods noted above.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Revenue. For the year ended December 31, 2005, total revenue amounted to $4.2 million, compared to $5.3 million for year ended December 31, 2004, a decrease of $1.1 million, or 20.8%, due primarily to decreases in our technology licensing fees and royalties resulting from having fully recognized the deferred license fee revenue from the NXT license as of March 31, 2005. Total revenue for the year ended December 31, 2005 consisted of approximately 52.0% in technology licensing fees and royalties, 47.4% in product sales and 0.6% in other revenue as compared to the year ended December 31, 2004 of approximately 64.2% in technology licensing fees and royalties, 35.7% in product sales and 0.1% in other revenue.

     Technology licensing fees and royalties were $2.2 million for the year ended December 31, 2005 as compared to $3.4 million for the same period in 2004, a decrease of $1.2 million, or 35.3%. This decrease was due primarily to having fully recognized the deferred license fee revenue from the NXT license. The technology licensing fees for the years ended December 31, 2004 were due primarily to the recognition of deferred revenue from the NXT license fee. We expect to experience a significant decline in our royalties from Sharp beginning sometime in 2006. Our revenue from Sharp for the years ended December 31, 2005 and December 31, 2004 was approximately $0.8 million and $0.7 million, respectively.

     For the years ended December 31, 2005 and 2004, product sales were $2.0 million and $1.9 million, respectively. Gross profit on product sales, as a percentage of product sales, for the years ended December 31, 2005 and 2004 was 47.1% and 42.7%, respectively. For the years ended December 31, 2005 and 2004, 97% and 92%, respectively, of our product sales were attributable to our communications segment. The mix of our product sales within our communications segment for the year ended December 31, 2005 included 66% of Pro Tech products and 16% of Artera Turbo subscriptions whereas the year ended December 31, 2004 included 63% of Pro Tech products and 18% of Artera Turbo subscriptions. Our subscriber base that generated the Artera Turbo product sales for the year ended December 31, 2005 consisted of residential users.

     Other revenue was $26,000 for the year ended December 31, 2005 compared to $4,000 for the year ended December 31, 2004.

     Costs and expenses. Total costs and expenses for the year ended December 31, 2005 were $44.8 million compared to $63.9 million for the year ended December 31, 2004, a decrease of $19.1 million, or 29.9%, due primarily to an increase in other income of $23.6 million primarily resulting from the adjustment of the fair value of outstanding options, warrants and embedded derivatives. Total costs and expenses for the year ended December 31, 2004 included a $5.9 million expense for the impairment of goodwill. There was no similar charge in 2005.

     Cost of product sales was $1.1 million in each of the years ended December 31, 2005 and 2004. Cost of other revenue was zero for the year ended December 31, 2005 compared to $3,000 for the year ended December 31, 2004.

     For the year ended December 31, 2005, selling, general and administrative expenses totaled $7.3 million as compared to $9.5 million for the year ended December 31, 2004, a decrease of $2.2 million, or 23.2%. This decrease was due primarily to a reduction in other compensation partially due to the waiver by three executives in 2005 of a portion of their incentive bonus earned in 2004 and the amendment of the incentive cash compensation arrangements applicable to the three executives. The amounts waived were approximately $326,000, $107,000 and $158,000 for our Chief Executive Officer, President and Chief Financial Officer, respectively.

     For the years ended December 31, 2005 and 2004, research and development expenditures totaled $4.0 million and $3.6 million, respectively. Our research and development efforts during the years ended December 31, 2005 and 2004 related primarily to Artera Group research and development efforts including the development of other components of our Artera Turbo and Rev The Web offerings.

     As a result of our December 2004 assessment of the value of the Midcore /Artera Group business unit, we determined that operations were not sufficient to carry the goodwill without impairment. Therefore, as of December 31, 2004, we recorded an impairment of $5.9 million. There were no similar charges in 2005.

     For the year ended December 31, 2005, other income, net totaled $35.6 million as compared to $12.0 million for the year ended December 31, 2004, an increase of $23.6 million, or 196.7%. The increase was due primarily to an increase of $18.9 million resulting from the adjustment of the fair value of outstanding options, warrants and embedded derivatives and a reversal of a charge of $6.3 million resulting from a waiver of liquidated damages by a preferred stockholder. The year ended December 31, 2004 included a $3.6 million loss on the settlement of expense in connection with the PRG litigation and a $4.6 million gain on the dissolution and liquidation of Artera Group International Limited.

     For the year ended December 31, 2005, interest expense, net totaled $67.9 million as compared to $55.7 million for the year ended December 31, 2004, an increase of $12.2 million, or 21.9%. The increase in interest expense was primarily attributable to the expensing of the original issue discount arising from the allocation of proceeds to the fair value of warrants and the amortization of beneficial conversion features arising from allocation of proceeds to warrants and any beneficial conversion rates on the related debt. Interest expense for the year ended December 31, 2005 included amortization of original issue discounts of $28.3 million, amortization of beneficial conversion features of $32.1 million and interest on debt issued by us of $5.9 million.

     For the year ended December 31, 2005, consolidated net loss includes a loss from discontinued operations of approximately $0.3 million. The loss is the result of modifying the business model for operating our Hospital Radio Network. In September 2005, we decided to modify the business model for our Hospital Radio Network business. Instead of continuing to directly operate this business, under our modified business model, we are licensing our proprietary technology used in this business to third parties. In exchange, we will receive a percentage of the advertising revenues generated by these third parties through existing and new installations of our Sight & Sound systems in health care facilities.

     We have estimated net operating loss carryforwards of $258.3 million, estimated capital loss carryforwards of $3.6 million and research and development credit carryforwards of approximately $2.4 million for federal income tax purposes at December 31, 2005. No tax benefit for these operating losses has been recorded in our consolidated financial statements. Our ability to utilize our net operating loss and capital loss carryforwards may be subject to an annual limitation. The limitation of these carryforwards may be triggered by ownership changes, specifically any tax-free reorganization or a change involving a 5% stockholder. Under contractual restrictions, many of the beneficial owners of 5% or more of our common stock are prohibited from holding in excess of 9.99% of our common stock at any given time. Carole Salkind has no such contractual restriction. At her election at any time, she may convert notes issued by us and accrued interest thereon into shares of our common stock (if sufficient authorized shares are available for such conversion) thereby triggering an ownership change which would result in a limitation of our ability to utilize net operating loss carryforwards.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Revenue. For the year ended December 31, 2004, total revenue amounted to $5.3 million, compared to $4.8 million for year ended December 31, 2003, an increase of $0.5 million, or 10.4%, due primarily to increases in our technology licensing fees and royalties. Total revenue for the year ended December 31, 2004 consisted of approximately 64.2% in technology licensing fees and royalties, 35.8% in product sales and 0% in other revenue as compared to the year ended December 31, 2003 of approximately 63.2% in technology licensing fees and royalties, 35.8% in product sales and 1.0% in other revenue.

     Technology licensing fees and royalties were $3.4 million for the year ended December 31, 2004 as compared to $3.0 million for the same period in 2003, an increase of $0.4 million, or 13.3%. The increase was due primarily to an increase in royalties resulting from the license of our ClearSpeech adaptive speech filter algorithm to Sharp for use in third generation cellular phones. In addition, our technology licensing fees increased by $0.1 million resulting from the cross-release agreement with Infinite Technology Corporation. The technology licensing fees for the years ended December 31, 2004 and 2003 were due primarily to the recognition of deferred revenue from the NXT license. As of December 31, 2004, our deferred revenue attributable to NXT was $0.5 million. No additional cash will be realized from our deferred revenue balance.

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

     Costs and expenses. Total costs and expenses for the year ended December 31, 2004 were $63.9 million compared to $36.4 million for the year ended December 31, 2003, an increase of $27.5 million, or 75.5%, due primarily to a $39.2 million increase in interest expense, net, partially offset by an increase in other income of $11.1 million primarily resulting from the adjustment of the fair value of outstanding options, warrants and embedded derivatives.

     Cost of product sales was $1.1 million for the year ended December 31, 2004 and $0.8 million for the year ended December 31, 2003. The increase resulted from an expansion of our Artera Turbo data centers.

     For the year ended December 31, 2004, selling, general and administrative expenses totaled $9.5 million as compared to $17.1 million for the year ended December 31, 2003, a decrease of $7.6 million, or 44.4%. This decrease was due primarily to an $8.3 million decrease in consulting expense resulting from decreased non-cash charges from the issuance of options that occurred during 2003.

     For the year ended December 31, 2004, research and development expenditures totaled $3.6 million as compared to $3.0 million for the year ended December 31, 2003, an increase of $0.6 million, or 20.0%. This increase was due primarily to a $0.5 million increase in compensation and benefit costs related to Artera Group. Our research and development efforts during the year ended December 31, 2004 included development of components of our Artera Turbo service.

     As a result of our December 2004 assessment of the value of the Midcore/Artera Group business unit, we determined that operations were not sufficient to carry the goodwill without impairment. Therefore as of December 31, 2004, we recorded an impairment of $5.9 million.

     For the year ended December 31, 2004, other income, net totaled $12.0 million compared to other income of $0.9 million for the year ended December 31, 2003, an increase of $11.1 million. The increase was due primarily to a $23.5 million increase resulting from the adjustment of the fair value of outstanding options, warrants and embedded derivatives and a $1.5 million decrease in finance costs for non-registration of common shares underlying convertible notes, partially offset by a $4.7 million increase in default penalties on convertible notes and a $3.6 million settlement of expense in connection with the PRG litigation. Other income, net includes a $4.6 million gain on the dissolution and liquidation of Artera Group International Limited. The year ended December 31, 2003 included gains on the settlement of lawsuits in the amount of $5.3 million.

     For the year ended December 31, 2004, interest expense, net totaled $55.7 million compared to $16.5 million for the year ended December 31, 2003, an increase of $39.2 million, or 237.6%. The increase in interest expense was primarily attributable to the expensing of the original issue discount arising from the allocation of proceeds to the fair value of warrants and the amortization of beneficial conversion features arising from allocation of proceeds to warrants and any beneficial conversion rates on the related debt. Interest expense for the year ended December 31, 2004 included amortization of original issue discounts of $25.6 million, amortization of beneficial conversion features of $24.7 million and interest on debt issued by us of $4.6 million.

     We estimated net operating loss carryforwards of $208.0 million, estimated capital loss carryforwards of $3.6 million and research and development credit carryforwards of approximately $2.6 million for federal income tax purposes at December 31, 2004. No tax benefit for these operating losses has been recorded in our consolidated financial statements. Our ability to utilize our net operating loss and capital loss carryforwards may be subject to an annual limitation. The limitation of these carryforwards may be triggered by ownership changes, specifically any tax-free reorganization or a change involving a 5% stockholder. Under contractual restrictions, many of the beneficial owners of 5% of our common stock are prohibited from holding in excess of 9.99% of our common stock at any given time. Carole Salkind has no such contractual restriction. At her election at any time, she may convert notes issued by us and accrued interest thereon into shares of our common stock (if sufficient authorized shares are available for such conversion). We evaluate changes in our ownership as necessary to determine if any of the changes trigger an ownership change which would result in a limitation of our ability to utilize net operating loss carryforwards.

Liquidity and Capital Resources

     We have experienced substantial losses since inception, which have been recurring and amounted to $395.0 million on a cumulative basis through December 31, 2005. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

     o the issuance of our and our subsidiaries' convertible debt;
     o the sale of our and our subsidiaries' common stock;
     o the sale of our and our subsidiaries' convertible preferred stock;
     o technology licensing fees;
     o royalties;
     o product sales;
     o advertising revenue; and
     o engineering and development services.

     We believe that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenues derived from technology licensing fees and royalties and product sales. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. At our 2005 annual meeting of stockholders, held on June 28, 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to 5.622 billion shares. This increase in the number of our authorized shares of common stock, however, is not sufficient for us to satisfy all potential requests for conversions and exchanges of our and our subsidiaries' derivative securities. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at December 31, 2005 about our ability to continue as a going concern.

     We have entered into financing transactions because internally generated funding sources have been insufficient to maintain our operations. During the year ended December 31, 2005 and to date in 2006, we have continued to be primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Ms. Salkind will continue to provide funds to us. Our belief that funding from her will continue is based primarily upon her continued funding of us during 2003, 2004 and 2005 despite our failure to repay her notes as the notes matured. However, we have no legally binding assurance that Ms. Salkind will continue to fund us in the short-term or that the amount, timing and duration of the funding from her will be adequate to sustain our business operations.

     Our monthly net cash used in operating activities for the year ended December 31, 2005 was approximately $0.7 million. Approximately $0.6 million is used currently to fund payroll and payroll-related costs (such as taxes and health insurance) and the balance is used for other operating expenses
(including rents, utilities and arrearage arrangements). In the absence of a significant infusion of new capital, we anticipate our monthly net cash used in operating activities over the next 12 months will not exceed this approximate level, assuming continued funding from Carole Salkind or other sources to satisfy the requirements not funded by royalty collections and product sales.

     At December 31, 2005, our cash and cash equivalents aggregated $0.5 million. Our working capital deficit was $136.8 million at December 31, 2005, compared to a deficit of $123.9 million at December 31, 2004, a deterioration of $12.9 million. Our current assets were approximately $1.5 million at December 31, 2005 compared to approximately $2.5 million at December 31, 2004. Our current liabilities were approximately $138.4 million at December 31, 2005 compared to approximately $126.4 million at December 31, 2004. The increase in current liabilities was primarily due to the issuance and refinancing of convertible notes to Carole Salkind of $36.0 million (net of discounts), partially offset by the issuance and change in fair value of certain derivatives classified as liabilities of $22.7 million and a decrease in accrued expenses of $1.8 million. At December 31, 2005, our current liabilities consisted of indebtedness ($78.6 million), accrued liabilities ($15.5 million - see Note 9 of Notes to Consolidated Financial Statements), preferred stock subject to conversion into a variable number of shares of $25.2 million, derivative liabilities of $8.0 million, other current liabilities ($7.1 million - see Note 14 of Notes to Consolidated Financial Statements), accounts payable ($3.1 million), deferred revenue ($0.4 million - see Note 12 of Notes to Consolidated Financial Statements), and shares of subsidiary subject to exchange rights ($0.7 million - see Note 13 of Notes to Consolidated Financial Statements). We anticipate that we may not be required to settle all of our current liabilities in cash. For example, we plan to issue debt or equity securities to satisfy our $4.0 million obligation to reacquire certain licenses (see Note 14 of Notes to Consolidated Financial Statements). In each case, we evaluate how the failure to meet our obligations as they become due will impact our ability to operate the business. Most of our indebtedness (and accrued interest thereon) is convertible into shares of our common stock and may be converted to the extent we have sufficient shares of authorized but unissued common stock. At December 31, 2005, we owed four law firms an aggregate of approximately $1.6 million and these firms are allowing us to make monthly payments over an extended period of time.

     At December 31, 2005, we were in default of $0.5 million of our notes payable and $5.7 million of our convertible notes. We cured $0.6 million of the default of convertible notes in January 2006 by issuing a new note. The following table summarizes our indebtedness in default at December 31, 2005.


                                                                                 (In millions)
                                                               New                  Defaults
                                  Indebtedness              Defaults                 Cured               Indebtedness
                                   In Default                during                  during                In Default
Notes Payable:                     12/31/04                the Period              the Period              12/31/05
                               ---------------           ---------------         --------------        ---------------
Former Employees / Other       $           0.5 (a)       $             -         $            -        $           0.5 (a)
                               ---------------           ---------------         --------------        ---------------
  Subtotal                     $           0.5           $             -         $            -        $           0.5
                               ---------------           ---------------         --------------        ---------------

Convertible Notes:
Carole Salkind Notes           $             -           $          90.8         $        (90.2)       $           0.6
8% Notes                                   2.6 (a,b)                                         -                     2.6 (a,b)
6% Notes                                   2.5 (a)                                           -                     2.5 (a)
                               ---------------           ---------------         --------------        ---------------
  Subtotal                     $           5.1           $          90.8         $        (90.2)       $           5.7
                               ---------------           ---------------         ---------------       ---------------
Grand Total                    $           5.6           $          90.8         $        (90.2)       $           6.2
                               ===============           ===============         ===============       ===============

Notes:
----
(a) Default due to nonpayment.
(b) Default due to cross-default provision (default on other debt).

     Net cash used in operating activities for the year ended December 31, 2005 was $7.9 million primarily due to funding our fiscal 2005 net loss of $40.7 million, as adjusted to reconcile to net cash.

     Our deferred revenue balance at December 31, 2005 was $0.4 million. No additional cash will be realized from our deferred revenue balance.

     Net cash used in investing activities was $0.9 million for the year ended December 31, 2005 reflecting the purchase of data center equipment for Artera Group.

     At each of December 31, 2005 and 2004, our available-for-sale securities had fair market values of less than $0.1 million. These securities represent investments in technology companies and, accordingly, the fair market values and realizable values of these securities are subject to price volatility and other market conditions.

     Net cash provided by financing activities was $7.6 million for the year ended December 31, 2005 and was primarily due to the issuance and sale of convertible notes to Carole Salkind.

     At December 31, 2005, our short-term debt was $78.6 million, shown net of discounts of approximately $5.0 million on our consolidated balance sheet, compared to $42.3 million of short-term debt, net at December 31, 2004. The cash proceeds from debt issued in 2005 were primarily used for general corporate purposes. At December 31, 2005, our debt was comprised of $83.6 million of face value of convertible notes due Carole Salkind, shown net of discounts of approximately $5.5 million (of which $5.0 million is classified as long term debt), $0.6 million of outstanding notes payable and $4.9 million of convertible debt.

     During the year ended December 31, 2005, we issued an aggregate of $115.8 million face value of convertible notes to Carole Salkind, as consideration for $7.6 million of cash and the refinancing of $90.2 million in principal of matured convertible notes, along with $4.4 million of interest, $9.5 million of default penalties (10% of the principal in default) and premiums on equipment loans and original issue discounts of $4.1 million.

     As described above, as of December 31, 2005, we were in default (primarily from non-payment) on $6.2 million of our indebtedness.

     We believe that the level of financial resources available to us is critical to our ability to continue as a going concern. From time to time, we may need to raise additional capital through equity or debt financing in order to sustain our operations or capitalize upon business opportunities and market conditions. We expect that from time to time our outstanding short-term debt may be replaced with new short or long-term borrowings. Although we believe that we can continue to access the capital markets in 2006 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by the liquidity of our common stock on the open market, our current level of short-term debt and our credit ratings.

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

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road that superseded and replaced our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn, replaced a similar agreement dated as of July 25, 2002. The new credit agreement gives us the right to sell to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5.0 million of our common stock at a 7% discount from the market value of our common stock determined at the time of a put. Through December 31, 2005, we sold a total of 18,756,756 shares of our common stock to Crammer Road pursuant to our private equity credit agreement for gross proceeds of approximately $134,000 at prices determined pursuant to the provisions of the agreement, which prices were less than $0.01 per share, the current par value of our common stock. Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. We have put shares under the private equity credit agreement that were sold below par value. We are currently engaged in discussions with Crammer Road regarding this shortfall. In the future, we do not intend to sell shares pursuant to the private equity credit agreement when the purchase price of such shares would be less than par value.

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

Capital Expenditures

     During 2005, we incurred approximately $0.8 million for the purchase of data center equipment for Artera Group. In connection with Pro Tech's introduction of a new NoiseBuster safety earmuff, we have incurred 25% of approximately $0.1 million in tooling costs and anticipate the remaining tooling costs (for the mold needed for the product) payable as follows: 25% with the first commercially produced shipment of product and the 50% remainder based upon unit production, not to exceed 12 months. We expect to finance these costs from working capital. Other than these expenditures, we had no material commitments for capital expenditures as of December 31, 2005 and no material commitments are anticipated in the near future.

Contractual Obligations

     The following is a summary of our contractual obligations as of December 31, 2005:


                                                                  (in thousands of dollars)
                                                                    Payments Due by Period
                            ---------------------------------------------------------------------------------------
                                                Less than 1                                          More than 5
                               Total               Year           1 - 3 Years       3 - 5 Years          Years
                            ---------------   ---------------   ---------------   ---------------   ---------------
Convertible Notes Payable   $       88,749    $       83,749    $            -    $        5,000    $            -
Notes Payable                          576               576                 -                 -                 -
Leases                               2,446               675             1,679                92                 -
                            ---------------   ---------------   ---------------   ---------------   ---------------
     Total                  $       91,771    $       85,000    $        1,679    $        5,092    $            -
                            ===============   ===============   ===============   ================  ===============

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we were not involved in any material unconsolidated transactions.

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

     Based upon a hypothetical 10% proportionate increase in interest rates from the average level of interest rates during the last twelve months, and taking into consideration commissions paid to selling agents, growth of new business and the expected borrowing level of debt, the expected effect on net income related to our financial instruments would be immaterial.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Annual Report. See Item 15 and Financial Statement Index on page 46.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2005 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in Internal Controls

         There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about our executive officers and directors as of February 28, 2006.

 Name                      Age   Position
 ----                      ---   --------

 Michael J. Parrella        58   Chief Executive Officer and Chairman of the
                                  Board
 Irene Lebovics             53   President and Director
 Cy E. Hammond              51   Senior Vice President, Chief Financial Officer,
                                  Treasurer and Director
 R. Wayne Darville          53   Chief Operating Officer of Artera Group, Inc.
 Irving M. Lebovics         54   Senior Vice President, Global Sales
 Michael J. Palmieri        39   Vice President, General Counsel and Secretary
 Stephan Carlquist          50   Director
 John J. McCloy II          67   Director
 Sam Oolie                  68   Director
 Robert N. Rose             54   Director

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

     Irene Lebovics has served as our President since April 2000 and as a director since April 2001. She previously served as our Executive Vice President from February 1999 to April 2000, our Secretary from February 1999 until September 2001, a Senior Vice President from January 1993 to February 1999 and as a Vice President from July 1989 to January 1993. Prior to joining us, Ms. Lebovics held various positions in product marketing with Philon, Bristol-Myers and in advertising with McCaffrey and McCall. Ms. Lebovics also serves as an officer or director of various subsidiaries, including Chairperson of Pro Tech.

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

     Michael J. Palmieri has served as our Vice President, General Counsel and Secretary since September 2005. He previously served as our Senior Counsel and Assistant Secretary from July 2004 to August 2005. Prior to joining us, Mr. Palmieri was Special Counsel at the law firm of Kelley, Drye & Warren LLP from July 2000 to April 2003 and an Associate and later Counsel at the law firm of Shipman & Goodwin LLP from September 1991 to July 2000.

     Stephan Carlquist has served as a director since October 2005. He has served as Chief Executive Officer of Xynteo Ltd. (formerly Synecta Limited), a management consulting firm located in the United Kingdom, since March 2004. Previously, Mr. Carlquist served as President of Electrolux IT Solutions from July 1998 to February 2004.

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

     Robert N. Rose has served as a director since October 2005. Since 1995, he has been associated with Bear, Stearns & Co., Inc. and currently serves as a Senior Managing Director where he is engaged in institutional sales and marketing for a wide range of financial products and services. Prior to joining Bear Stearns, Mr. Rose was a Managing Director at Credit Agricole Futures Inc. and a Senior Vice President at Lehman Brothers.

Board of Directors and Committees

     Our board of directors currently consists of seven directors. The standing committees of the board of directors are the audit committee, the compensation committee and the nominating committee.

     The members of the audit committee are Messrs. McCloy and Oolie. The audit committee oversees our independent registered public accountants and oversees our management on matters relating to accounting, financial reporting and disclosure, internal controls and compliance with laws, regulations and corporate policies. Although the board of directors has determined that both audit committee members are "independent" as defined under the rules of the Nasdaq Stock Market for general board purposes, Mr. McCloy does not satisfy the additional independence criteria applicable to audit committee members because of a consulting relationship between us and a company controlled by Mr. McCloy. See Item 13. "Certain Relationships and Related Transactions - SpringerRun, Inc." below. In addition, the board of directors has determined that Mr. McCloy qualifies as an "audit committee financial expert" as defined by the SEC.

     The members of the compensation committee are Messrs. Carlquist, McCloy and Oolie. The compensation committee reviews, recommends and approves salaries and other compensation of our executive officers. The compensation committee administers our stock incentive plans, including reviewing, recommending and approving stock and option awards to our executive officers.

     The member of the nominating committee is Mr. Rose. The nominating committee identifies individuals qualified to become directors and selects, or recommends that the board select, the candidates for all directorships to be filled by the board or our stockholders.

Code of Ethics

     We have adopted a Code of Ethics that applies to our Chief Executive Officer and all senior financial and accounting officers, including our Chief Financial Officer, or persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership of, and transactions in, our securities with the SEC. These directors, executive officers and stockholders are also required to furnish us with copies of all
Section 16(a) forms they file. Based solely on a review of the copies of forms furnished to us, and written representations from certain reporting persons, we believe that our directors, executive officers and 10% stockholders met all applicable filing requirements during the fiscal year ended December 31, 2005, except that Carole Salkind, a beneficial owner of approximately 95% of our common stock, filed two late Form 4s during 2005 covering a total of three transactions.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     Set forth below is information for the three years ended December 31, 2005, 2004 and 2003 relating to compensation received by our Chief Executive Officer and our other four most highly compensated executive officers whose total annual salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000 (collectively, the "Named Executive Officers").


                                                                                                     Long-Term Compensation
                                                                                              ----------------------------------
                                                 Annual Compensation                                       Awards
                              ---------------------------------------------------------       ----------------------------------
                                                                                               Restricted            Securities
    Name and Principal                                              Other Annual                  Stock              Underlying
         Position             Year     Salary ($)   Bonus ($)(a)    Compensation ($)(b)         Awards (#)       Options/SARs (#)(c)
---------------------------   ----     ----------   -------------   -------------------       -------------      -------------------

Michael J. Parrella           2005      $320,016    $ 83,847  (d)        $20,688                     -             179,189,000
   Chief Executive            2004       320,016     902,444  (e)         20,688                     -               8,805,000
   Officer and Chairman       2003       320,016     433,412  (f)         20,688                     -               9,260,000
   of the Board

Irene Lebovics                2005       200,000      27,670  (d)         12,000                     -              42,276,000
   President                  2004       200,000     300,397  (e)         12,000                     -               3,800,000
                              2003       200,000     143,526  (f)         12,000                     -               4,000,000

Cy E. Hammond                 2005       180,000      41,923  (d)         12,000                     -              32,817,000
   Senior Vice President,     2004       180,000     451,222  (e)         12,000                     -               3,425,000
   Chief Financial Officer    2003       180,000     216,706  (f)         12,000                     -               3,600,000
   and Treasurer

R. Wayne Darville             2005       200,000       -                                             -               6,840,000
   Chief Operating Officer,   2004       200,000     100,000  (d)            -                    120,000  (g)         800,000
   Artera Group, Inc.         2003       200,000       -                     -                       -                 800,000

Irving Lebovics               2005       160,000      20,000               9,000                     -              11,995,000
   Senior Vice President,     2004       157,500       -                   9,000                     -                 760,000
   Global Sales               2003       150,000       -                   9,000                     -                 800,000

Notes:
-----
(a) The bonus amounts listed in this column indicate the bonuses earned and accrued with respect to each Named Executive Officer in the year indicated. The bonus amounts actually paid (in cash or shares of our series I preferred stock) to each Named Executive Officer in each of the years ended December 31, 2003, 2004 and 2005, whether for amounts earned in the given or prior years, are as follows:

                                    Bonus Amounts Paid During the Year Ended
                                                  December 31,
                                   -------------------------------------------
                                      2003            2004            2005
                                   -----------    -------------    -----------
    Michael J. Parrella             $  -             $ 655,000      $ 193,000
    Irene Lebovics                     74,000           37,000        153,000
    Cy E. Hammond                     127,500           56,000        233,000
    R. Wayne Darville                  -                -             100,000
    Irving Lebovics                    -                -              20,000
                                   -----------    -------------    -----------
                                    $ 201,500        $ 748,000      $ 699,000
                                   ===========    =============    ===========

(b)  Other  annual  compensation   consists  of  automotive  lease  payments  or
     automotive allowances paid to the Named Executive Officers.

(c) The options granted in 2003 and 2004 were subject to stockholder approval, which occurred in June 2005, of a sufficient increase in the number of authorized shares of our common stock and shares available for issuance under our 2001 Stock and Incentive Plan.

(d) Bonus amounts accrued and unpaid as of December 31, 2005, and the years in which the amounts were earned are as follows:

                                          Amounts Accrued and Unpaid at
                                         December 31, 2005 Relating to:
                                   --------------------------------------------
                                      2004            2005            Total
                                   -----------    -------------    ------------
    Michael J. Parrella             $ 359,914        $  83,847       $ 443,761
    Irene Lebovics                    112,327           27,670         139,997
    Cy E. Hammond                     166,706           41,923         208,629
    R. Wayne Darville                  -                -               -
    Irving Lebovics                    -                -               -
                                   -----------    -------------    ------------
                                    $ 638,947        $ 153,440       $ 792,387
                                   ===========    =============    ============

(e) Bonus amounts accrued and unpaid as of December 31, 2004, and the years in which the amounts were earned are as follows:

                                           Amounts Accrued and Unpaid at
                                          December 31, 2004 Relating to:
                                    --------------------------------------------
                                       2003            2004            Total
                                    -----------    -------------    ------------
    Michael J. Parrella             $  -            $  878,925       $  878,925
    Irene Lebovics                     71,434          300,397          371,831
    Cy E. Hammond                     106,741          451,222          557,963
    R. Wayne Darville                  -               100,000          100,000
    Irving Lebovics                    -                -                -
                                    -----------    -------------    ------------
                                    $ 178,175       $ 1,730,544      $ 1,908,719
                                    ===========    =============    ============

     In March 2005, four of the five Named Executive Officers received shares of our series I convertible preferred stock in exchange for of a portion of bonuses accrued but unpaid as of December 31, 2004 as follows: Michael J. Parrella - $125,000; Irene Lebovics - $46,000; Cy E. Hammond - $72,000; and
     R. Wayne Darville - $100,000. See Item 13. "Certain Relationships and Related Transactions - Executive Officer Series I Preferred Stock Purchases."

     In March 2005, Messrs. Parrella and Hammond and Ms. Lebovics waived a portion of their bonus amounts accrued and unpaid as of December 31, 2004, as follows: Michael J. Parrella - $326,011; Irene Lebovics - $106,504; and Cy E. Hammond - $158,256. The 2004 bonus amounts for these Named Executive Officers presented in the tables above do not reflect these waivers.

(f) Bonus amounts accrued and unpaid as of December 31, 2003, and the years in which the amounts were earned are as follows:

                                        Amounts Accrued and Unpaid at
                                        December 31, 2003 Relating to:
                             ---------------------------------------------------
                                2001            2002        2003         Total
                             -----------   -----------   ----------   ----------
    Michael J. Parrella      $  61,597     $ 136,473     $ 433,412    $  631,482
    Irene Lebovics              -             -            108,434       108,434
    Cy E. Hammond               -             -            162,741       162,741
    R. Wayne Darville           -             -             -             -
    Irving Lebovics             -             -             -             -
                             -----------   -----------   ----------   ----------
                             $  61,597     $ 136,473     $ 704,587    $  902,657
                             ===========   ===========   ==========   ==========

(g) As of December 31, 2005, the aggregate value of the shares of restricted stock held by Mr. Darville was $480 (120,000 shares). All shares of restricted stock held by Mr. Darville were awarded on September 30, 2004.

Option Grants in 2005

     The following table summarizes options granted to the Named Executive Officers during 2005.


                                             Individual Grants
                         ---------------------------------------------------------
                                                                                          Potential Realized Value
                          Number of       Percent of                                       at Assumed Annual Rates
                          Securities    Total Options                                     Stock Price Appreciation
                          Underlying      Granted to       Exercise                         for Option Term (b)
                            Options       Employees         Price      Expiration      -----------------------------
         Name             Granted (a)      in 2005        Per Share       Date               5%               10%
  ------------------     ------------    -----------     -----------   -----------     -------------     -----------

  Michael J. Parrella     179,189,000       49.3%           $0.006      10/19/12        $ 437,688       $ 1,019,998

  Irene Lebovics           42,276,000       11.6%           $0.006      10/19/12          103,263           240,248

  Cy E. Hammond            32,817,000        9.0%           $0.006      10/19/12           80,159           186,604

  R. Wayne Darville         6,840,000        1.8%           $0.006      10/19/12           16,707            38,935

  Irving Lebovics          11,995,000        3.3%           $0.006      10/19/12           29,299            68,279

Notes:
-----
(a) These options were originally scheduled to vest over time in accordance with specified vesting schedules. On December 16, 2005, the vesting schedules of all non-vested options held by our employees and directors, including the options listed in the table above, were accelerated to immediately vest all such options.

(b) The dollar amounts in these columns are the result of calculations of the exercise price at the assumed 5% and 10% rates of appreciation compounded annually through the expiration date. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance of our common stock and overall market conditions.

2005 Option Exercises and Year-End Option Values

     The following table sets forth information with respect to the exercise of options during 2005 and the unexercised options held by each of the Named Executive Officers as of December 31, 2005. On December 16, 2005, the vesting schedules of all non-vested options held by our employees and directors, including the options listed in the table below, were accelerated to immediately vest all such options.


                                                                       Number of Shares
                          Number of                                       Underlying                       Value of Unexercised
                           Shares                                   Unexercised Options at                In-the-Money Options at
                          Acquired                                    December 31, 2005                      December 31, 2005
                             On              Value       ----------------------------------------    -------------------------------
        Name             Exercise (#)      Realized      Exercisable (#)        Unexercisable (#)     Exercisable     Unexercisable
--------------------    --------------    ----------     ---------------        -----------------    -------------   ---------------

 Michael J. Parrella          -               -            235,918,634                  -                  -                -

 Irene Lebovics               -               -             56,368,073                  -                  -                -

 Cy E. Hammond                -               -             43,756,024                  -                  -                -

 R. Wayne Darville            -               -              9,120,000                  -                  -                -

 Irving Lebovics              -               -             15,993,415                  -                  -                -

Compensation Arrangements with Certain Executive Officers

     Certain of our executive officers are eligible to receive an incentive cash bonus consisting of a percentage of the value, in cash or otherwise, of the transactions consummated by us with third parties. In 2005, these transactions consisted primarily of an aggregate principal amount of $6.1 million in financing transactions with Carole Salkind and an aggregate amount of $2.2 million in product sales and royalty and licensing revenue. Effective September 30, 2005, this incentive bonus arrangement was modified to calculate bonuses based on a percentage of product sales, licenses, royalties and similar revenues. The participants included in this arrangement and the percentages used to calculate their incentive bonuses are as follows:

                      Participant             Percentage
                ------------------------     -------------

                  Michael J. Parrella           1.00%
                    Irene Lebovics              0.33%
                     Cy E. Hammond              0.50%

     In March 2005, due to our financial condition, Messrs. Parrella and Hammond and Ms. Lebovics waived a portion of their bonus amounts accrued and unpaid as of December 31, 2004, as follows: Michael J. Parrella - $326,011; Irene Lebovics
- $106,504; and Cy E. Hammond - $158,256.

Compensation of Directors

     Directors who are also full-time employees of ours receive no additional compensation for serving as a director. Our non-employee directors, Messrs. Carlquist, McCloy, Oolie and Rose, also did not receive any cash fees for their service as directors during 2005, but received options to purchase 6,000,000, 16,626,000, 17,376,000 and 6,000,000 shares, respectively, of our common stock at an exercise price of $0.006 per share, which was the fair market value of our common stock on the date of grant (October 19, 2005). The options expire seven years from the date of grant. These options originally were scheduled to vest as follows: 50% on the date of grant and 50% on the third anniversary of the date of grant, subject to specific acceleration events. On December 16, 2005, the vesting schedules of all non-vested options held by our employees and directors, including the options granted to our non-employee directors in 2005, were accelerated to immediately vest all such options.

Compensation Committee Interlocks and Insider Participation

     During 2005, Stephan Carlquist, John McCloy and Sam Oolie served as members of the compensation committee of our board of directors. Mr. McCloy served as our Chief Executive Officer from September 1987 to November 1994 and as our Chairman of the Board from September 1986 to November 1994. In addition, he served as our Chief Financial Officer from November 1990 to February 1993 and as our Secretary-Treasurer from October 1986 to September 1987. Mr. McCloy also currently serves as the Chairman of SpringerRun, Inc, a company we have engaged to perform consulting services for us. See Item 13. "Certain Relationships and Related Transactions - SpringerRun, Inc." During 2005, no executive officer served on the compensation committee or the board of directors of another entity whose executive officer served on our compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2006 by:

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

                                                 Shares of
                                                Common Stock
                                                Beneficially             Percent
            Beneficial Owner                       Owned                of Class
--------------------------------------       -----------------          --------

 Executive Officers and Directors (a):
 Michael J. Parrella                             248,435,403  (b)         22.9%
 Irene Lebovics                                   74,409,061  (c)          8.2%
 Irving Lebovics                                  74,409,061  (d)          8.2%
 Cy E. Hammond                                    45,924,170  (e)          5.2%
 Sam Oolie                                        23,507,825  (f)          2.7%
 John J. McCloy                                   22,473,012  (g)          2.6%
 R. Wayne Darville                                12,255,835  (h)          1.4%
 Stephan Carlquist                                 6,005,000  (i)            *
 Robert N. Rose                                    6,000,000  (j)            *
 All Current Executive Officers and              440,010,306  (k)         34.7%
 Directors as a Group (10 persons)
 5% or Greater Stockholders:
 Carole Salkind                               15,820,808,045  (l)         95.1%
 Crammer Road LLC                              8,632,805,811  (m)         91.4%
 Alpha Capital Aktiengesellschaft              1,406,137,552  (n)         62.6%
 Libra Finance S.A.                              831,901,692  (o)         50.0%
 Austost Anstalt Schaan                          580,970,762  (p)         41.3%
 Balmore S.A.                                    473,492,413  (q)         36.4%
 Acme Associates, Inc.                           240,500,000  (r)         22.3%


Notes:
-----
*  Less than one percent.

(a) The business address of our officers and directors named in the table above is 20 Ketchum Street, Westport, CT 06880.

(b) Includes 235,918,634 shares issuable upon the exercise of currently exercisable options, 13,333 shares held by or in custody for Mr. Parrella's children, 3,000,000 shares issuable upon the exercise of currently exercisable options that were transferred by Mr. Parrella to his children, 5,033,400 shares issuable upon the exercise of currently exercisable options held by his son, Michael J. Parrella, Jr., an officer of Artera Group, and 4,470,036 shares held by Mr. Parrella's spouse. Mr. Parrella disclaims beneficial ownership of the shares held by his spouse and children.

(c) Includes 56,368,073 shares issuable upon the exercise of currently exercisable options and 590,517 shares owned jointly with her spouse, Irving Lebovics, our Senior Vice President, Global Sales. Also includes 15,993,415 shares issuable upon the exercise of currently exercisable options held by Mr. Lebovics, as to which Ms. Lebovics disclaims beneficial ownership.

(d) Includes 15,993,415 shares issuable upon the exercise of currently exercisable options and 590,517 shares owned jointly with his spouse, Irene Lebovics, our President. Also includes 56,368,073 shares issuable upon the exercise of currently exercisable options held by Ms. Lebovics, as to which Mr. Lebovics disclaims beneficial ownership.

(e)  Includes   43,756,024  shares  issuable  upon  the  exercise  of  currently exercisable options.

(f)  Includes   23,168,012  shares  issuable  upon  the  exercise  of  currently exercisable options, 20,000 shares owned by Oolie Enterprises, 75,000 shares owned by Mr. Oolie's spouse and 44,313 shares held by the Oolie Family Support Foundation. Mr. Oolie disclaims beneficial ownership of the shares owned by his spouse and the foundation.

(g) Includes 22,168,012 shares issuable upon the exercise of currently exercisable options and 300,000 shares held by the John J. McCloy II Family Trust for which Mr. McCloy's spouse serves as trustee, and as to which Mr. McCloy disclaims beneficial ownership.

(h) Includes 120,000 shares of restricted stock and 9,120,000 shares issuable upon the exercise of currently exercisable options.

(i)  Includes   6,000,000   shares  issuable  upon  the  exercise  of  currently
     exercisable options.

(j) Consists of 6,000,000 shares issuable upon the exercise of currently exercisable options.

(k) Includes 427,525,570 shares issuable upon the exercise of currently exercisable options.

(l) Ms. Salkind's address is 18911 Collins Ave., Apt. 2403 Sunny Isles Beach, Florida 33160. Includes 10,171,147,475 shares issuable upon the conversion of convertible notes in the aggregate principal amount of $95.5 million (assuming full conversion of the notes and accrued interest) and 5,104,923,499 shares issuable to Ms. Salkind upon the exercise of currently exercisable warrants. Also includes 5,000 shares owned by Morton Salkind, Ms. Salkind's husband and a former director of NCT, and 1,875,000 shares issuable upon the exercise of currently exercisable options held by Mr. Salkind, shares as to which Ms. Salkind disclaims beneficial ownership. Also includes 240,500,000 shares issuable upon the exercise of currently exercisable options held by Acme Associates, Inc. (see footnote (r) below); 23,000,000 shares issuable upon the exercise of currently exercisable options held by Motorworld, Incorporated; 23,000,000 shares issuable upon the exercise of currently exercisable options held by Inframe, Inc.; 24,500,000 shares issuable upon the exercise of currently exercisable options held by Avant Interactive, Inc.; 22,550,000 shares issuable upon exercise of currently exercisable options held by Turbo Networks, Inc.; and 23,000,000 shares issuable upon the exercise of currently exercisable options held by Maple Industries, Inc. Ms. Salkind is the sole stockholder of Acme Associates, Motorworld, Inframe, Avant Interactive, Turbo Networks and Maple Industries. Also includes 8,350,000 shares issuable upon the exercise of currently exercisable options held by Leben Care, Inc. (whose sole stockholder is Ms. Salkind's son, Steven Salkind) and 3,375,000 shares issuable upon the exercise of currently exercisable options held by Stop Noise, Inc. (whose sole stockholder is Steven Salkind), as to which Ms. Salkind disclaims beneficial ownership.

(m) Crammer Road LLC's business address is Cayside, 2nd Floor, P.O. Box 30592 SMB, George Town, Grand Cayman, Cayman Islands, British West Indies. David Sims of Navigator Management Ltd. has voting and dispositive control of these shares on behalf of Crammer Road. Includes 8,608,003,023 shares issuable upon the conversion of our series H preferred stock, along with accretion. Also includes 1,250,000 shares issuable upon the exercise of currently exercisable warrants. Pursuant to a contractual restriction between Crammer Road and us, Crammer Road is prohibited from beneficially owning more than 9.9% of our common stock at any given time.

(n) Alpha Capital Aktiengesellschaft's business address is Pradafant 7, 9490 Furstentums, Vaduz, Liechtenstein. Konrad Ackermann, Director, has voting and dispositive control of these shares on behalf of Alpha Capital. Includes 19,455,556 shares issuable upon the exercise of currently exercisable warrants, 742,089,353 shares issuable upon the exchange of various convertible notes issued by Artera Group, along with accrued interest, 234,649,976 shares issuable upon the exchange of shares of series B preferred stock of Pro Tech, along with accretion, and 409,942,667 shares issuable upon the conversion of convertible notes issued by us, along with accrued interest. Pursuant to contractual restrictions between Alpha Capital and us, Alpha Capital is prohibited from beneficially owning more than 9.99% of our common stock at any given time.

(o) Libra Finance S.A.'s business address is c/o Trident Trust Company (BVI) Limited, Trident Chambers, Box 146, Road Town, Tortola, British Virgin Islands. Seymour Braun has voting and dispositive control of these shares on behalf of Libra Finance. Includes 5,000,000 shares issuable upon the exercise of currently exercisable warrants, 413,906,471 shares issuable upon the exchange of shares of series A preferred stock of Artera Group, along with accretion, and 407,274,032 shares issuable upon the conversion of convertible notes issued by us, along with accrued interest.

(p) Austost Anstalt Schaan's business address is Landstrasse 8, 9496 Fuerstentum, Balzers, Liechtenstein. Thomas Hackl has voting and dispositive control of these shares on behalf of Austost. Includes
     445,777,270 shares issuable upon the exchange of shares of series A preferred stock of Artera Group, along with accretion, and 123,410,336 shares issuable upon exchange of a convertible note issued by Artera Group, along with accrued interest.

(q) Balmore S.A.'s business address is c/o Trident Chambers, P.O. Box 146, Road Town, Tortola, British Virgin Islands. Gissela Kindle has voting and dispositive  control  of  these  shares  on  behalf  of  Balmore.  Includes
     445,777,270 shares issuable upon the exchange of shares of series A preferred stock of Artera Group, along with accretion, and 15,975,807 shares issuable upon the exchange of a convertible note issued by Artera Group, along with accrued interest.

(r) Acme Associates, Inc.'s business address is 322 Green Pond Road, Hibernia, New Jersey 07842. As noted in footnote (l) above, Carole Salkind is the sole stockholder of Acme Associates. Consists of 240,500,000 shares issuable upon the exercise of currently exercisable options.

Equity Compensation Plan Information

     The following table summarizes certain information with respect to our equity compensation plans as of December 31, 2005.


                               Number of securities to         Weighted-average
                             be issued upon exercise of       exercise price of          Number of securities
              Plan              outstanding options          outstanding options        remaining available for
            Category                 and rights                   and rights                future issuance
      ---------------------    -----------------------      -----------------------    --------------------------
      Equity compensation
      plans approved by
      stockholders                  437,524,381                    $0.0528                    218,520,150
      Equity compensation
      plans not approved
      by stockholders                55,589,000                    $0.0060                         -
                               -----------------------      -----------------------    --------------------------
      Total                         493,113,381                    $0.0476                    218,520,150
                               =======================      =======================    ==========================

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Secured Convertible Notes and Warrants Issued to Carole Salkind

     Beginning in 1999, we have issued convertible notes to Carole Salkind, a beneficial owner of approximately 95% of our common stock and the spouse of a former director of NCT. At February 28, 2006, the aggregate principal balance outstanding of these notes was approximately $95.5 million. Substantially all of our assets secure the notes. We have sustained our operations over the last three years primarily from the funding received from Ms. Salkind and are dependent upon this funding to continue operations. Although we do not have a formal agreement requiring her to do so, we believe that Ms. Salkind will continue to provide funds to us. Our belief that funding from her will continue is based primarily upon her continued funding of us to date despite our failure to repay her notes as the notes matured. Since January 2001, we have established a history of defaulting on the repayment of obligations owed to Ms. Salkind as these obligations become due. Ms. Salkind has allowed us to roll over maturing notes, along with accrued interest (including interest at a default rate equal to the note's stated rate plus 5% after default) and a default penalty (10% of the principal in default), into new notes that generally mature six months from the date of the rolled-over note. In addition to the financing provided by rolling over maturing notes, Ms. Salkind has continued to provide us with new funds. From time to time, we have obtained oral assurances that Ms. Salkind will continue funding us. However, we have no legally binding assurance that Ms. Salkind will continue funding us.

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

     Of the debt owed to Ms. Salkind as of February 28, 2006, $43.8 million represents cash loans made by Ms. Salkind (rather than non-cash items such as interest and default penalties rolled into new notes, legal settlements, premiums on equipment loans and original issue discounts). Through February 28, 2006, Ms. Salkind has loaned us a total of approximately $44.6 million in cash. She converted one $500,000 note into shares of our common stock and was repaid one $250,000 note.

     Listed below are the convertible notes issued to Ms. Salkind that are outstanding as of February 28, 2006:

                                                              Conversion
   Issue Date            Due Date           Principal           Price
-----------------    -----------------    ---------------    -------------
    12/22/04             12/22/09          $   5,000,000       $ 0.0166
    08/24/05             02/24/06                979,260         0.0080
    08/24/05             02/24/06                300,000         0.0080
    09/26/05             03/26/06              3,255,754         0.0060
    09/26/05             03/26/06                350,000         0.0050
    09/30/05             03/30/06                444,873         0.0050
    10/14/05             04/14/06              1,001,330         0.0049
    10/14/05             04/14/06                300,000         0.0049
    10/18/05             04/18/06                968,035         0.0049
    10/31/05             04/30/06              1,625,612         0.0044
    10/31/05             04/30/06                325,000         0.0041
    11/15/05             05/15/06                300,000         0.0100
    12/07/05             06/07/06                959,384         0.0100
    12/07/05             06/07/06                300,000         0.0100
    12/22/05             06/22/06              2,077,980         0.0100
    12/22/05             06/22/06(a)             375,000         0.0100
    01/11/06             07/11/06(a)             375,000         0.0100
    01/12/06             07/12/06             31,637,249         0.0100
    01/24/06             07/24/06(a)             375,000         0.0100
    02/07/06             08/07/06             15,653,600         0.0100
    02/13/06             08/13/06             27,034,868         0.0100
    02/13/06             08/13/06                652,655         0.0100
    02/13/06             08/13/06(a)             375,000         0.0100
    02/27/06             08/27/06(a)             850,000         0.0100
                                          ---------------
                                           $  95,515,600
                                          ===============
Notes:
-----
(a)  Note is payable upon the earlier of demand or the due date.

     Between January 1, 2005 and December 31, 2005, we issued Ms. Salkind 8% convertible notes in the aggregate principal amount of $114.7 million in a total of 38 loan transactions and one 12% convertible note in the principal amount of $1.0 million. Of these notes, $115.4 million mature six months from the date of issuance and $0.4 million are due upon the earlier of demand or six months from the date of issuance. In addition, of the $115.8 million in notes, $7.6 million were issued in exchange for $7.6 million in cash from Ms. Salkind and $104.1 million were issued to refinance matured notes, finance interest installments and premiums on equipment loans and original issue discounts of $4.1 million.

     In 2005, we did not repay any of the indebtedness due Ms. Salkind, but refinanced matured notes into new notes and issued notes for interest due on a five-year note. The aggregate principal amount of the refinancing notes represents the principal refinanced ($90.2 million), default penalties (10% of the principal in default, or $9.5 million) and accrued interest ($4.4 million).

     Between January 1, 2006 and February 28, 2006, we issued Ms. Salkind 8% convertible notes in the aggregate principal amount of $76.3 million in a total of seven loan transactions and one 12% convertible note in the amount of $0.7 million in exchange for $1.4 million in cash. Of these notes, $75.0 million mature six months from the date of issuance and $2.0 million are due upon the earlier of demand or six months from the date of issuance. Of the $77.0 million in notes, $2.0 million were issued in exchange for $2.0 million in cash from Ms. Salkind and $75.0 million were issued to refinance matured notes, finance interest installments and premiums on original issue discounts of $0.6 million. The aggregate principal amount of the refinancing notes represents the principal refinanced ($65.1 million), default penalty (10% of principal in default, or $7.0 million) and accrued interest ($2.9 million).

     In connection with the issuance of convertible notes to Ms. Salkind, we have issued to her warrants to purchase shares of our common stock. As of February 28, 2006, we have issued to Ms. Salkind warrants to purchase an aggregate of 5,104,923,499 shares of our common stock at a weighted exercise price per share of $0.0181 including warrants that were issued between January 1, 2005 and February 28, 2006 to purchase an aggregate of 3,317,000,000 shares of our common stock at a weighted average price of $0.0114.

     In addition, on January 11, 2002, we granted Ms. Salkind a five-year option to acquire a 10% equity interest in Artera Group at an exercise price of 10% of the pre-money enterprise value attributed to Artera Group in the first transaction following January 11, 2002 in which an unrelated investor purchases or commits to purchase an equity interest in Artera Group for payment of at least $5 million. For example, if an unrelated investor pays $20 million to purchase a 20% equity interest in Artera Group, Ms. Salkind may acquire a 10% equity interest for $10 million.

Agreements with Affiliates of Carole Salkind

     On January 7, 2005, we entered into a three-year consulting agreement with Morton Salkind, Carole Salkind's spouse, to provide us ongoing financial and consulting advisory services as we may reasonably request from time to time. As compensation for these consulting services, we have agreed to pay to Mr. Salkind a monthly $5,000 cash fee payable at the end of the term of the agreement and to provide Mr. Salkind with the use of an automobile owned or leased by us, together with auto insurance coverage, through the term of the agreement. Our expected costs to provide this automobile are $10,800 per year. Mr. Salkind served as a member of our board of directors from July 1997 until January 1999. Mr. Salkind is a successful businessman who has vast experience in various industries, including among other things, experience as an entrepreneur, ownership of various companies, seasoning as a businessman who has served as chief executive officer of many business ventures, active oversight of the performance of companies, determination of the strategic and tactical direction of companies and an understanding of our proprietary technologies and the marketplace.

     In March 2005, we sold 510 shares of our series I convertible preferred stock to Steven Salkind, Carole Salkind's son, in exchange for an aggregate of unpaid cash consulting fees of $510,000 accrued through June 12, 2005, representing all cash consulting fees payable to various entities affiliated with Carole Salkind pursuant to expired consulting agreements (but not payable to Morton Salkind personally pursuant to his January 2005 agreement). These consulting fees had previously been assigned to Steven Salkind by these entities. See "Executive Officer Series I Preferred Stock Purchases" below for a description of the terms of our series I preferred stock.

Executive Officer Series I Preferred Stock Purchases

     In March 2005, we sold an aggregate of 212.33253 shares of our series I convertible preferred stock to four executive officers in exchange for accrued but unpaid incentive cash bonuses of $343,000 (before income tax withholding). The specific terms of each of these purchases are as follows:


                                                                                             Net Bonus Amount
                                                                                Gross           After Tax
                            Name                                            Bonus Amount        Withholding     Shares Purchased (a)
                            ----                                            ------------     ----------------   --------------------
Michael J. Parrella, Chief Executive Officer and Chairman of the Board      $  125,000         $  81,000                  81

Irene Lebovics, President                                                       46,000            27,000                  27

Cy E. Hammond, Senior Vice President and Chief Financial Officer                72,000            41,000                  41

R. Wayne Darville, Chief Operating Officer, Artera Group, Inc.                 100,000            63,333             63.33253

Note:
----
(a)  We did not receive cash proceeds for these purchases.

     Our series I preferred stock has a stated value of $1,000 per share. No dividends are payable on the series I preferred stock. The series I preferred stock is junior in rank to our series H convertible preferred stock, but senior in rank to our common stock and has preferences over our common stock with respect to distributions and payments upon our liquidation, dissolution or winding up. The holders of series I preferred stock have no voting rights (except as may be required by law). Each share of series I preferred stock is convertible into approximately 47,619 shares of our common stock, determined by dividing the $1,000 stated value by the fixed conversion price of $0.021 per share. This conversion price is higher than the fair market value of our common stock on March 16, 2005 (the date the purchase agreements were executed) of $0.0185 per share.

     In July and August 2005, the four executive officers converted all of their shares of series I preferred stock into an aggregate of 10,111,072 shares of our common stock.

SpringerRun, Inc.

     In July 2003, we entered into a consulting agreement with SpringerRun, Inc. John McCloy II, a director of NCT, is Chairman of the Board of Directors, Chief Executive Officer and a 40% stockholder of SpringerRun. John McCloy II's son, John McCloy III, is President, Treasurer, Secretary, a Director and a 25% stockholder of SpringerRun. John McCloy II's son, Rush McCloy, is a 25%
stockholder of SpringerRun. Under this consulting agreement, SpringerRun provides consulting services to us, consisting primarily of raising capital and debt financing, identifying potential joint ventures and other strategic transactions and finding distributors, licensees and end users for our products and technologies. The initial term of the SpringerRun agreement was one year, but it was extended by the parties for a second year and is automatically extended for additional one-year terms unless terminated prior to the start of any one-year term by either party. Under the agreement, we have agreed to pay SpringerRun the following compensation: 6% of the amount of any equity financing arranged by SpringerRun plus 5% of this amount payable in warrants to purchase shares of our common stock; 1% of the amount of any debt financing arranged by SpringerRun; and 7% of our net revenues resulting from joint ventures or distribution, license or end user agreements arranged by SpringerRun for the first three years of these agreements and 5% of net revenues resulting from these agreements thereafter. In lieu of cash, some of the compensation described above may, at SpringerRun's request and if agreed to by us, be paid in shares of our common stock or in the shares of any joint venture entity entered into by us. The material terms and conditions of this agreement, including the compensation formulas, are comparable to those used by us with similarly situated, unrelated consultants. We have paid expenses aggregating approximately $7,000 on behalf of SpringerRun through February 28, 2006. The compensation earned by SpringerRun under the agreement through February 28, 2006 was $1,033 and has been offset against the expenses paid by us on behalf of SpringerRun.

Spyder Technologies Group, LLC

     Prior to December 16, 2005, from time to time on an "as needed" basis, Spyder Technologies Group, LLC provided technical consulting services to Artera Group pertaining to Artera Turbo. On May 1, 2005, we amended this arrangement to change the cash compensation payable to Spyder from $20 per hour to $365 per day (or $45.63 per hour for a pro rata portion thereof based on an eight-hour day). No additional compensation is paid for hours in excess of eight per day. In addition, Spyder received a one-time payment of approximately $11,900, which effectively made the rate increase retroactive to January 1, 2005. Jonathan Parrella, the son of Michael J. Parrella, our Chairman and Chief Executive Officer, is President of and holds a 25% ownership interest in Spyder. Michael
J. Parrella, Jr., the son of Michael J. Parrella and an officer of Artera Group, holds a 17% ownership in Spyder. Bulldog Communications, Inc. holds a 20% ownership interest in Spyder. Bulldog Communications, Inc. is owned 20% by each of Michael J. Parrella and his wife and three children: Karen Parrella, Michael Parrella, Jr., Jonathan Parrella and Daniel Parrella. Michael J. Parrella is also the Chairman of the Board, and Karen Parrella is the President, of Bulldog Communications.

     On December 16, 2005, we, Artera Group and Spyder entered into a Consulting Agreement, pursuant to which, among other things:

     o Spyder serves as a consultant to Artera Group and performs certain computer and data processing services for which Spyder receives a cash consulting fee of $365.00 per day;

     o Spyder assigned to Artera Group any and all of Spyder's rights in certain intellectual property developed by Spyder prior to the date of the consulting agreement, for which Spyder will receive a fee of 2% of the net revenues received by Artera Group from its "Rev the Web" service, and

     o Spyder assigned to Artera Group any and all of Spyder's rights in certain intellectual property developed by Spyder from and after the date of the consulting agreement;

Spyder earned aggregate technical consulting fees of $86,840, $115,206 and $82,787 for the years ended December 31, 2003, 2004 and 2005, respectively.

Crammer Road LLC

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road LLC, a beneficial owner of more than 5% of our common stock, that superseded and replaced our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn, replaced a similar agreement dated as of July 25, 2002. The new credit agreement gives us the right to sell to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5.0 million of our common stock at a 7% discount from the market value of our common stock determined at the time of a put. Through February 28, 2006, we sold a total of 18,756,756 shares of our common stock to Crammer Road under this agreement, resulting in gross proceeds of $133,700.

     Effective July 19, 2005, Crammer Road rescinded its February 17, 2004 notice to convert 189 shares of our series H convertible preferred stock into an aggregate of 52,487,414 shares of our common stock. In addition,

Crammer Road released us from all damages resulting from our failure to effect the requested conversion, including liquidated damages incurred by us pursuant to the terms of the series H preferred stock. As of August 1, 2005, we had incurred, but not paid, liquidated damages of $6.3 million as a result of our failure to effect the conversion.

Bear Stearns & Co., Inc.

     In July 2005, we engaged Bear, Stearns & Co., Inc., to serve as Artera Group's exclusive financial advisor with respect to its strategic alternatives. Robert N. Rose, a member of our board of directors since October 2005, currently serves as a Senior Managing Director of Bear, Stearns & Co., where he is engaged in institutional sales and marketing for a wide range of financial products and services.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

     The following table sets forth the aggregate fees billed or accrued by us for the audit and other services provided by Eisner LLP for the years ended December 31, 2004 and 2005.

                                         Year Ended December 31,
                                      ------------------------------
                                          2004             2005
                                      --------------   -------------
            Audit Fees (a)              $ 347,000        $ 332,000
            Audit-Related Fees            -                -
            Tax Fees (b)                  55,000           40,000
            All Other Fees                -                -
                                      --------------   -------------
                 Total                  $ 402,000        $ 372,000
                                      ==============   =============
Notes:
-----
(a) Represents fees billed and accrued for professional services rendered in connection with the annual audit and quarterly review of our consolidated financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10-Q and in connection with our filing of registration statements with the SEC.

(b) Represents fees billed for professional services rendered in connection with federal and state tax return preparation and other tax matters. Includes $3,250 in each of 2004 and 2005 allocated to Pro Tech, a publicly traded subsidiary included in our consolidated tax returns.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accountants

     Our audit committee has pre-approved all audit services and permitted non-audit services provided by our independent registered public accountants and the compensation, fees and terms for these services. The audit committee has also determined not to adopt any blanket pre-approval policy but instead to require that the audit committee pre-approve the compensation and terms of service for audit services provided by the independent registered public accountants and any changes in terms and compensation resulting from changes in audit scope, company structure or other matters. The audit committee has also determined to require pre-approval by the audit committee of the compensation and terms of service for any permitted non-audit services provided by the independent registered public accountants. Any proposed non-audit services in excess of pre-approved levels require further pre-approval by the audit committee. Our Chief Financial Officer reports regularly to the audit committee on the services performed and fees incurred by the independent registered public accountants for audit and permitted non-audit services during the prior quarter.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following financial statements are filed as part of this Annual Report:


                                                                                          Page
                                                                                          -----
  Report of Independent Registered Public Accounting                                       F-1
  Consolidated Balance Sheets as of December 31, 2004 and 2005                             F-2
  Consolidated Statements of Operations and Consolidated Statements of Comprehensive       F-3
    Loss for the years ended December 31, 2003, 2004 and 2005
  Consolidated Statements of Capital Deficit for the years ended December 31, 2003,        F-4
    2004 and 2005
  Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004        F-5
    and 2005
  Notes to the Consolidated Financial Statements                                           F-6

(a)(2)   Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report:

                                                                                          Page
                                                                                          ----
  Report of Independent Registered Public Accounting Firm on Schedule II                   F-57
  Schedule II.  Valuation and Qualifying Accounts                                          F-58

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

(a)(3)  Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit
Number         Description of Exhibit
------         ----------------------

3.1(a)         Second Restated  Certificate of Incorporation of NCT Group,  Inc.
               (incorporated herein by reference to Exhibit 3(a) to the registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on September 5, 2001).

3.1(b)         Certificate  of  Amendment  of  Second  Restated  Certificate  of
               Incorporation of NCT Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K dated June 28, 2005 (File No. 0-18267)).

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

3.4 Certificate of Designation, Preferences and Rights of Series I Convertible Preferred Stock of NCT Group, Inc. (incorporated herein by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K dated March 16, 2005 (File No. 0-18267)).

10.1* Noise Cancellation Technologies, Inc. Stock Incentive Plan (as adopted April 14, 1993 and amended through August 16, 1996) (incorporated herein by reference to Exhibit 4 of the registrant's Registration Statement on Form S-8 (Registration No. 333-11213).

10.2* NCT Group, Inc. 2001 Stock and Incentive Plan (as amended and restated as of September 17, 2004) (incorporated herein by reference to Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267).

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

10.8 Consulting Agreement, dated as of December 16, 2005, by and among NCT Group, Inc., Artera Group, Inc. and Spyder Technologies Group, LLC.

10.9 Secured Convertible Note dated December 22, 2004 issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.01 of the registrant's Current Report on Form 8-K (File No. 0-18267), filed on December 22, 2004).

10.10 Secured Convertible Note dated October 14, 2005 issued by NCT Group, Inc. to Carole Salkind (incorporated herein by reference to Exhibit 10.2 of the registrant's Current Report on Form 8-K dated October 14, 2005 (File No. 0-18267)).

10.11(a) Form of 12% Secured Convertible Note issued by NCT Group, Inc. to Carole Salkind.

10.11(b) Schedule of 12% Secured Convertible Notes issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2006.

10.12(a) Form of Secured Convertible Note (new financings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.8(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.12(b) Schedule of Secured Convertible Notes (new financings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind and outstanding as of October 31, 2005.

10.13(a) Form of Secured Convertible Note (refinancings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.9(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.13(b) Schedule of Secured Convertible Notes (refinancings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind and outstanding as of October 31, 2005.

10.14(a) Form of Secured Convertible Note (new financings on November 15, 2005 and December 7, 2006) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.1(a) of the registrant's Current Report on Form 8-K dated December 7, 2005 (File No. 0-18267).

10.14(b) Schedule of Secured Convertible Notes (new financings on November 15, 2005 and December 7, 2006) issued by NCT Group, Inc. to Carole Salkind and outstanding as of December 7, 2005.

10.15(a)       Form of Secured  Convertible Note (refinancings after October 31,
               2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.2(a) of the registrant's Current Report on Form 8-K dated December 7, 2005 (File No. 0-18267)).

10.15(b) Schedule of Secured Convertible Notes (refinancings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2006.

10.16(a) Form of Secured Convertible Note (demand) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.1(a) of the registrant's Current Report on Form 8-K dated December 22, 2005 (File No. 0-18267).

10.16(b) Schedule of Secured Convertible Notes (demand) issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2006.

10.17(a) Form of Warrant (new financings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.10(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.17(b) Schedule of Warrants (new financings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind and outstanding as of October 31, 2005.

10.18(a) Form of Warrant (refinancings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to
               Exhibit 10.11(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.18 (b)      Schedule  of Warrants  (refinancings  through  October 31,  2005)
               issued by NCT Group, Inc. to Carole Salkind and outstanding as of October 31, 2005.

10.19(a) Form of Warrant (new financings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to
               Exhibit 10.3(a) of the registrant's Current Report on Form 8-K dated December 7, 2005 (File No. 0-18267)).

10.19(b) Schedule of Warrants (new financings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2006.

10.20(a) Form of Warrant (refinancings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to
               Exhibit 10.3(a) of the registrant's Current Report on Form 8-K dated December 7,2005 (File No. 0-18267)).

10.20(b) Schedule of Warrants (refinancings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2006.

10.21(a)       Subscription   Agreement   between   NCT   Networks,   Inc.   and
               Subscribers: Austost Anstalt Schaan; Balmore S.A.; Amro International, S.A.; Nesher Ltd.; Talbiya B. Investments Ltd.; and The Gross Foundation, Inc.; dated January 9, 2001 (incorporated herein by reference to Exhibit 10(ap) of the registrant's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084), filed on January 26, 2001).

10.21(b) Form of Convertible Note of NCT Networks, Inc. dated January 9, 2001 (incorporated herein by reference to Exhibit 10(aq) of the registrant's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084), filed on January 26, 2001).

10.21(c) Exchange Rights Agreement among NCT Group, Inc. and Subscribers, dated January 9, 2001 (incorporated herein by reference to
               Exhibit 10(ar) of the registrant's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084), filed on January 26, 2001).

10.22(a) Subscription Agreement, dated April 4, 2001, among Artera Group, Inc., Alpha Capital Aktiengesellschaft and Amro International, S.A. (incorporated herein by reference to Exhibit 10(bj) of the registrant's Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 9, 2001).

10.22(b) Form of Note dated April 4, 2001 (incorporated herein by reference to Exhibit 10(bk) of the registrant's Registration Statement on Form S-1 (Registration No. 333-60574), filed on May 9, 2001).

10.22(c) Exchange Rights Agreement by and among NCT Group, Inc. and the Holders identified on Schedule A thereto, dated as of April 4, 2001 (incorporated herein by reference to Exhibit 10(ab)(2) of the registrant's Pre-effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on September 5, 2001).

10.23(a)       Subscription  Agreement among Artera Group, Inc. and Subscribers:
               Alpha Capital Aktiengesellschaft and Amro International, S.A., dated as of May 25, 2001 (incorporated herein by reference to Exhibit 10(aj) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.23(b) Form of Convertible Note dated May 25, 2001 (incorporated herein by reference to Exhibit 10(aj)(1) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.23(c) Exchange Rights Agreement by and among NCT Group, Inc. and the Holders identified on Schedule A thereto, dated as of May 25, 2001 (incorporated herein by reference to Exhibit 10(aj)(2) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.24(a)       Subscription  Agreement among Artera Group, Inc. and Subscribers:
               Alpha Capital Aktiengesellschaft; Amro International, S.A.; The Gross Foundation, Inc.; Leval Trading, Inc.; Nesher Ltd.; and Talbiya B. Investments Ltd., dated as of June 29, 2001 (incorporated herein by reference to Exhibit 10(ak) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.24(b) Form of Convertible Note dated June 29, 2001 (incorporated herein by reference to Exhibit 10(ak)(1) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.24(c) Exchange Rights Agreement (Notes) by and among NCT Group, Inc. and Holders identified on Schedule A thereto, dated as of June 29, 2001 (incorporated herein by reference to Exhibit 10(ak)(2) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.25 Exchange Rights Agreement (Preferred) by and among NCT Group, Inc. and Austost Anstalt Schaan; Amro International, S.A.; Nesher Ltd.; Leval Trading, Inc.; ICT N.V.; Balmore S.A.; The Gross Foundation, Inc.; Talbiya B. Investments Ltd.; United Securities Services, Inc.; and Libra Finance S.A., dated as of June 29, 2001 (incorporated by reference to Exhibit 10(al) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-18267)).

10.26 Letter, dated November 9, 2001, to each of the Subscribers identified on Schedule A thereto (being the subscribers in Artera Group, Inc. convertible notes dated January 9, 2001, April 4, 2001, May 25, 2001, and June 29, 2001) amending terms of conversion of these convertible notes (incorporated herein by reference to Exhibit 10(ar) of the registrant's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on December 21, 2001).

10.27(a) Subscription Agreement, dated January 10, 2002, between Artera Group, Inc. and Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(a) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-18267)).

10.27(b) Security Agreement, dated January 10, 2002, between Artera Group, Inc. and Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(b) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-18267)).

10.27(c) Convertible Note in the principal amount of $550,000, dated January 10, 2002, issued by Artera Group, Inc. to Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(c) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-18267)).

10.28(a) Subscription Agreement, dated March 11, 2002, between NCT Group, Inc. and Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(f) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-18267)).

10.28(b) Convertible Note in the principal amount of $400,000, dated March 11, 2002, issued by NCT Group, Inc. to Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(h) of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 0-18267)).

10.29(a) Subscription Agreement, dated April 22, 2003, between NCT Group, Inc. and Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(u) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 0-18267)).

10.29(b) Convertible Note in the principal amount of $235,000, dated April 22, 2003, issued by NCT Group, Inc. to Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(t) of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (File No. 0-18267)).

10.30(a) Subscription Agreement, dated July 23, 2004, between NCT Group, Inc. and Alpha Capital Aktiengesellschaft and Longview Fund LP (incorporated herein by reference to Exhibit 10(ey) of the registrant's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004).

10.30(b) Security Agreement, dated July 23, 2004, between NCT Group, Inc. and Alpha Capital Aktiengesellschaft and Longview Fund LP (incorporated herein by reference to Exhibit 10(ez) of the registrant's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004).

10.30(c) Secured Convertible Note in principal amount of $400,000, dated July 23, 2004, issued by NCT Group, Inc. to Alpha Capital Aktiengesellschaft (incorporated herein by reference to Exhibit 10(fa) of the registrant's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004).

10.30(d) Secured Convertible Note in principal amount of $500,000, dated July 23, 2004, issued by NCT Group, Inc. to Longview Fund LP (incorporated herein by reference to Exhibit 10(fb) of the registrant's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004).

10.30(e) Convertible Note in principal amount of $40,000, dated July 23, 2004, issued by NCT Group, Inc. to Libra Finance S.A (incorporated herein by reference to Exhibit 10(fc) of the registrant's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004).

10.30(f) Convertible Note in principal amount of $50,000, dated July 23, 2004, issued by NCT Group, Inc. to Bi-Coastal Consulting Corp. (incorporated by reference to Exhibit 10(fd) of the registrant's Pre-Effective Amendment No. 12 to Registration Statement on Form S-1 (Registration No. 333-60574), filed on July 28, 2004).

10.31 Consulting Agreement, dated as of January 7, 2005, by and between NCT Group, Inc. and Morton Salkind (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 0-18267).

10.32(a) Form of Preferred Stock Purchase Agreement between NCT Group, Inc. and certain NCT Group, Inc. executive officers (incorporated herein by reference to Exhibit 10.1(a) to the registrant's Current Report on Form 8-K dated March 16, 2005 (File No. 0-18267)).

10.32(b) Schedule of Purchasers (incorporated herein by reference to Exhibit 10.1(b) to the registrant's Current Report on Form 8-K dated March 16, 2005 (File No. 0-18267)).

10.33(a) Second Amended and Restated Private Equity Credit Agreement, dated as of July 13, 2005, by and between NCT Group, Inc. and Crammer Road LLC (incorporated herein by reference to Exhibit
               10.1 to the registrant's Current Report on Form 8-K dated July 13, 2005 (File No. 0-18267)).

10.33(b) Registration Rights Agreement, dated as of July 13, 2005, by and between NCT Group, Inc. and Crammer Road LLC (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K dated July 13, 2005 (File No. 0-18267)).

14 NCT Group, Inc. Code of Ethics for the CEO, CFO and Other Senior Financial Officers (incorporated herein by reference to Exhibit 14 of the registrant's Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-18267)).

21             Subsidiaries of NCT Group, Inc.

23             Consent of Eisner LLP.

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

                        NCT GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED FINANCIAL STATEMENT INDEX


                                                                                     Page
                                                                                     ----
Report of Independent Registered Public Accounting Firm                               F-1

Consolidated Balance Sheets as of December 31, 2004 (restated) and 2005               F-2

Consolidated Statements of Operations and Consolidated Statements of                  F-3
  Comprehensive Loss for the  years ended December 31, 2003 (restated),
  2004 (restated) and 2005

Consolidated Statements of Capital Deficit for the years ended December 31, 2003      F-4
  (restated), 2004 (restated) and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2003           F-5
  (restated), 2004 (restated) and 2005

Notes to the Consolidated Financial Statements                                        F-6

Report of Independent Registered Public Accounting Firm on Schedule II                F-57

Schedule II - Valuation and Qualifying Accounts                                       F-58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
NCT Group, Inc.


We have audited the accompanying consolidated balance sheets of NCT Group, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2005, and the related consolidated statements of operations, comprehensive loss, capital deficit and cash flows for each of the years ended December 31, 2003, 2004 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of NCT Group, Inc. and subsidiaries as of December 31, 2004 and 2005 and the consolidated results of their operations and their consolidated cash flows for each of the years ended December 31, 2003, 2004 and 2005 in conformity with U.S. generally accepted accounting principles.

As discussed more fully in Note 2, the consolidated financial statements as of and for the year ended December 31, 2004 have been restated to reflect certain derivative instruments as liabilities measured at fair market value and to recognize changes in their fair value in net loss.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative cash flows from operating activities and recurring net losses, has a working capital deficiency, and is in default on certain convertible notes payable. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Eisner LLP
----------------------
Eisner LLP

New York, New York
March 3, 2006

With respect to last paragraph of Note 13
March 23, 2006

With respect to Note 26
March 24, 2006

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Notes 2, 10 and 11)


                                                                                        (In thousands of dollars, except share data)
                                                                                                           December 31,
                                                                                              --------------------------------------
                                                                                                  Restated
                                                                                                    2004                 2005
                                                                                              -----------------    -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                                                    $        1,359       $          451
 Investment in available-for-sale marketable securities (Note 4)                                          24                   20
 Accounts receivable, net (Note 5)                                                                       528                  640
 Inventories, net  (Note 6)                                                                              364                  253
 Other current assets (includes $127 and $98, respectively, due from officers) (Note 8)                  248                  181
                                                                                              -----------------    -----------------
           Total current assets                                                                        2,523                1,545

Property and equipment, net (Note 7)                                                                     470                  849
Goodwill (Note 2)                                                                                      1,252                1,252
Patent rights and other intangibles, net (Note 2)                                                      1,089                1,021
Other assets  (Note 8)                                                                                   120                   53
                                                                                              -----------------    -----------------
                                                                                              $        5,454       $        4,720
                                                                                              =================    =================
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
 Accounts payable                                                                             $        1,909       $        3,095
 Accrued expenses-related parties (Note 9)                                                             7,331                3,649
 Accrued expenses-other (Note 9)                                                                       9,937               11,811
 Notes payable (Note 10)                                                                                 603                  576
 Stockholder convertible notes (Notes 11 and 20)                                                      37,140               73,111
 Current maturities of convertible notes (Note 11)                                                     4,513                4,884
 Deferred revenue (Note 12)                                                                              885                  350
 Shares of subsidiary subject to exchange into a variable number of shares (Note 13)                     709                  656
 Preferred stock subject to conversion into a variable number of shares                               25,690               25,157
 Derivative liabilities                                                                               30,705                7,965
 Other current liabilities (Note 14)                                                                   6,990                7,098
                                                                                              -----------------    -----------------
           Total current liabilities                                                                 126,412              138,352
                                                                                              -----------------    -----------------

Long-term liabilities:
 Stockholder convertible notes (Note 11)                                                               5,000                5,000
 Other liabilities (Note 14)                                                                              63                   27
                                                                                              -----------------    -----------------
           Total long-term liabilities                                                                 5,063                5,027
                                                                                              -----------------    -----------------

Minority interest in consolidated subsidiaries                                                         8,645                8,655
                                                                                              -----------------    -----------------

Capital deficit (Note 15):
Preferred stock, $.10 par value, 10,000,000 shares authorized:
  Convertible series I preferred stock, zero and 510 shares issued and
  outstanding, respectively (liquidation amount zero and $510,000, respectively)                           -                  510
Common stock, $.01 par value, authorized 645,000,000 and 5,622,000,000 shares,
  respectively issued and outstanding, 641,970,392 and 838,983,565 shares, respectively                6,420                8,389
Additional paid-in capital                                                                           213,120              238,537
Accumulated deficit                                                                                 (354,292)            (395,030)
Accumulated other comprehensive income                                                                    86                  280
Common shares payable, 3,029,608 and zero shares, respectively                                             -                    -
                                                                                              -----------------    -----------------
           Total capital deficit                                                                    (134,666)            (147,314)
                                                                                              -----------------    -----------------
                                                                                              $        5,454       $        4,720
                                                                                              =================    =================

The accompanying notes are an integral part of the consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Note 2)
                                                                                 (In thousands of dollars, except per share amounts)
                                                                                           For the Years Ended December 31,
                                                                                ----------------------------------------------------
                                                                                    Restated            Restated
REVENUE:                                                                              2003                2004             2005
                                                                                 -------------       -------------     -------------
   Technology licensing fees and royalties                                       $     3,013         $     3,422       $     2,201
   Product sales, net                                                                  1,708               1,902             2,003
   Other revenue                                                                          49                   4                26
                                                                                 -------------       -------------     -------------
          Total revenue                                                                4,770               5,328             4,230
                                                                                 -------------       -------------     -------------

COSTS, EXPENSES AND OTHER INCOME:
   Cost of product sales                                                                 787               1,089             1,060
   Cost of other revenue                                                                  60                   3                 -
   Selling, general and administrative (includes $8,514, $173 and $2
       stockholder consulting expenses, respectively) (Note 20)                       17,060               9,452             7,284
   Research and development                                                            2,984               3,600             4,034
   Provision for doubtful accounts                                                         8                 147                56
   Impairment of goodwill, net (Note 2)                                                    -               5,932                 -
                                                                                 -------------       -------------     -------------
          Total operating costs and expenses                                          20,899              20,223             12,434
Other items:
   Other (income) expense, net (includes expenses to stockholder of $2,103
      $6,752 and $9,522, respectively) (Notes 17 and 20)                                (909)            (12,009)          (35,595)
   Interest expense (includes expenses to stockholder of $13,820
      $53,765 and $66,081, respectively)                                              16,456              55,693            67,929
   Interest income                                                                       (36)                (17)              (14)
                                                                                 -------------       -------------     -------------
          Total costs and expenses                                                    36,410              63,890            44,754
Loss attributable to minority interest                                                     -                   -                59
                                                                                 -------------       -------------     -------------
Loss from continuing operations                                                      (31,640)            (58,562)          (40,465)
Loss from discontinued operations (Note 3)                                            (1,070)               (489)             (273)
                                                                                 -------------       -------------     -------------
NET LOSS                                                                         $   (32,710)        $   (59,051)      $   (40,738)

Less:  Preferred stock dividends (Note 15)                                               342                 332               325
                                                                                 -------------       -------------     -------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                     $   (33,052)        $   (59,383)      $   (41,063)
                                                                                 =============       =============     =============

Net loss per share attributable to common stockholders:
Net loss attributable to common stockholders from continuing operations          $     (0.06)        $     (0.09)      $     (0.06)
Net loss from discontinued operations                                                      -                   -                 -
                                                                                 -------------       -------------     -------------
   Basic and diluted                                                             $     (0.06)        $     (0.09)      $     (0.06)
                                                                                 =============       =============     =============

Weighted average common shares outstanding -
   Basic and diluted                                                                 563,543             645,000           693,521
                                                                                 =============       =============     =============


NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Note 2)
                                                                                              (In thousands of dollars)
                                                                                           For the Years Ended December 31,
                                                                                 ---------------------------------------------------
                                                                                     2003                2004               2005
                                                                                 -------------       -------------     -------------

NET LOSS                                                                         $   (32,710)        $   (59,051)      $   (40,738)
Other comprehensive income (loss):
   Currency translation adjustment                                                      (601)              1,218               200
   Adjustment of unrealized gain or loss / (unrealized loss) on
      available-for-sale marketable securities                                           (53)                 38                (4)
                                                                                 -------------       -------------     -------------
COMPREHENSIVE LOSS                                                               $   (33,364)        $   (57,795)      $   (40,542)
                                                                                 =============       =============     =============

The accompanying notes are an integral part of the consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT (Note 2)
(In thousands of dollars and shares)


                                                                                 Convertible
                                                                                Preferred Stock
                                                                                ---------------
                                                                                    Series I         Common Stock      Additional
                                                                                -------------------------------------    Paid-in
                                                                                Shares    Amount    Shares    Amount     Capital
                                                                                -------   -------  --------  --------  -------------
Balance at December 31, 2002 restated                                                -    $    -    483,474  $  4,835  $ 171,454
Shares issued upon conversion of preferred stock                                     -         -     23,058       231        554
Dividends and amortization of discounts on beneficial conversion
    feature to subsidiary preferred shareholders                                     -         -          -         -       (343)
Reversal of redemption adjustment on subsidiary preferred                            -         -          -         -        125
Exchange of subsidiary convertible debt for common stock                             -         -     42,093       421      1,333
Shares issued for settlement obligations/prepayments                                 -         -     93,345       933      5,488
Beneficial conversion feature on convertible debt                                    -         -          -         -      7,327
Embedded conversion option                                                           -         -          -         -     (3,369)
Net loss                                                                             -         -          -         -          -
Currency translation adjustment                                                      -         -          -         -          -
Change in valuation of available-for-sale marketable securities                      -         -          -         -          -
Adjustment of monetary value on subsidiary shares - adoption of SFAS 150             -         -          -         -       (138)
Expenses related to prior sale of stock                                              -         -          -         -        (14)
                                                                                -------   -------  --------  --------  -------------
Balance at December 31, 2003 restated                                                -    $    -    641,970  $  6,420  $ 182,417
Sale of series H preferred stock, net of issuance expenses                           -         -          -         -         25
Dividends and amortization of discounts on beneficial conversion
    feature to subsidiary preferred shareholders                                     -         -          -         -       (333)
Beneficial conversion feature on convertible debt                                    -         -          -         -     30,884
Net loss                                                                             -         -          -         -          -
Currency translation adjustment                                                      -         -          -         -          -
Change in valuation of available-for-sale marketable securities                      -         -          -         -          -
Other                                                                                -         -          -         -        127
                                                                                -------   -------  --------  --------  -------------
Balance at December 31, 2004 restated                                                -    $    -    641,970  $  6,420  $ 213,120
Conversion of debt                                                                   -         -     13,370       134        (70)
Issuance of NCT common stock under private equity agreement                          -         -     18,757       188        (54)(b)
Stock award to employee                                                              -         -        120         1          -
Issuance of series I preferred stock                                                 1       976          -         -        155
Shares issued upon conversion of preferred stock                                     -      (466)   164,766     1,648        (90)(a)
Dividends and amortization of discounts on beneficial conversion
    feature to subsidiary preferred shareholders                                     -         -          -         -       (325)
Beneficial conversion feature on convertible debt                                    -         -          -         -     25,865
Net loss                                                                             -         -          -         -          -
Currency translation adjustment                                                      -         -          -         -          -
Change in valuation of available-for-sale marketable securities                      -         -          -         -          -
Other                                                                                -         -          1        (2)       (64)
                                                                                -------   ------- ---------  --------  -------------
Balance at December 31, 2005                                                         1    $  510    838,984  $  8,389  $ 238,537
                                                                                =======   =======  ========  ========  =============


                                                                                               Accumulated
                                                                                   Accumu-        Other
                                                                                   lated      Comprehensive    Payable
                                                                                  Deficit         Income        Shares      Total
                                                                                -----------   -------------  ----------- -----------
Balance at December 31, 2002 restated                                           $ (262,531)   $     (516)    $    2,296  $  (84,462)
Shares issued upon conversion of preferred stock                                         -             -              -         785
Dividends and amortization of discounts on beneficial conversion
    feature to subsidiary preferred shareholders                                         -             -              -        (343)
Reversal of redemption adjustment on subsidiary preferred                                -             -              -         125
Exchange of subsidiary convertible debt for common stock                                 -             -              -       1,754
Shares issued for settlement obligations/prepayments                                     -             -         (2,296)      4,125
Beneficial conversion feature on convertible debt                                        -             -              -       7,327
Embedded conversion option                                                               -             -              -      (3,369)
Net loss                                                                           (32,710)            -              -     (32,710)
Currency translation adjustment                                                          -          (601)             -        (601)
Change in valuation of available-for-sale marketable securities                          -           (53)             -         (53)
Adjustment of monetary value on subsidiary shares - adoption of SFAS 150                 -             -              -        (138)
Expenses related to prior sale of stock                                                  -             -              -         (14)
                                                                                -----------   -------------  ----------- -----------
Balance at December 31, 2003 restated                                           $ (295,241)   $   (1,170)    $        -  $ (107,574)
Sale of series H preferred stock, net of issuance expenses                               -             -              -          25
Dividends and amortization of discounts on beneficial conversion
    feature to subsidiary preferred shareholders                                         -             -              -        (333)
Beneficial conversion feature on convertible debt                                        -             -              -      30,884
Net loss                                                                           (59,051)            -              -     (59,051)
Currency translation adjustment                                                          -         1,218              -       1,218
Change in valuation of available-for-sale marketable securities                          -            38              -          38
Other                                                                                    -             -              -         127
                                                                                -----------   -------------  ----------- -----------
Balance at December 31, 2004 restated                                           $ (354,292)   $       86     $        -  $ (134,666)
Conversion of debt                                                                       -             -              -          64
Issuance of NCT common stock under private equity agreement                              -             -              -         134
Stock award to employee                                                                  -             -              -           1
Issuance of series I preferred stock                                                     -             -              -       1,131
Shares issued upon conversion of preferred stock                                         -             -              -       1,092
Dividends and amortization of discounts on beneficial conversion
    feature to subsidiary preferred shareholders                                         -             -              -        (325)
Beneficial conversion feature on convertible debt                                        -             -              -      25,865
Net loss                                                                           (40,738)            -              -     (40,738)
Currency translation adjustment                                                          -           198              -         198
Change in valuation of available-for-sale marketable securities                          -            (4)             -          (4)
Other                                                                                    -             -              -         (66)
                                                                                -----------   -------------  ----------- -----------
Balance at December 31, 2005                                                    $ (395,030)   $      280     $        -  $ (147,314)
                                                                                ===========   =============  =========== ===========

The accompanying notes are an integral part of the consolidated financial statements.

Footnotes:
---------
(a) Includes $(75,000) representing the difference between the aggregate conversion price of the preferred shares, which was based on a formula in the certificate of designation of the preferred stock, and the aggregate par value of the shares of common stock issued upon conversion.
(b) Represents the differences between the aggregate sales price of the shares sold, which was based on the fair market value of the shares, and the aggregate par value.

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 2 and 19)


                                                                                               (In thousands of dollars)
                                                                                           For the Years Ended December 31,
                                                                                        --------------------------------------
                                                                                          Restated      Restated
                                                                                            2003          2004         2005
                                                                                        -----------   -----------  -----------
Cash flows from operating activities:
  Net loss                                                                              $ (32,710)    $ (59,051)   $ (40,738)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                             724           383          408
    Common stock, warrants and options issued as consideration for:
       Compensation and operating expenses (includes $8,349, zero
       and zero, respectively, stockholder consulting)                                      8,429           216           22
    Provision for inventory                                                                  (122)           59         (141)
    Provision for doubtful accounts and uncollectible amounts                                  21           118           (3)
    Loss (gain) on disposition of fixed assets                                                 33            (1)         171
    (Gain) loss on settlement of lawsuit                                                   (4,888)        3,625            -
    Gain on dissolution of Artera International                                                 -        (4,567)           -
    Finance costs associated with non-registration of common shares                         2,207           711          819
    Finance costs associated with non-conversion or exchange of common shares                   -            41          (41)
    Preferred stock dividends as interest                                                     720           718          710
    Default penalty on notes (with a stockholder)                                           2,103         6,752        9,522
    Interest converted to principal (with a stockholder)                                    1,933         3,433        4,372
    Amortization of discounts on notes (includes $6,415, $25,528 and $28,241,
      respectively, with a stockholder)                                                     7,048        25,579       28,354
    Amortization of beneficial conversion feature on convertible notes (includes
      $5,463, $24,610 and $31,840, respectively, with a stockholder) (Note 11)              5,623        24,741       32,113
    Impairment of goodwill, net (Note 2)                                                        -         5,932            -
    Issuance of convertible note of subsidiary for placement fees                              40             -            -
    Realized loss on available-for-sale securities (Note 4)                                     -            77            -
    Realized loss on fair value of warrant (Note 4)                                             1             -            -
    Settlement of debt                                                                       (231)            -            -
    Loss attributable to minority interest                                                      -             -          (59)
    Change in fair value of derivative liabilities                                         (1,593)      (23,615)     (42,460)
    Changes in operating assets and liabilities, net of acquisitions:
       Increase in accounts receivable                                                        (31)         (286)        (109)
       Decrease in inventories                                                                235            85          252
       Decrease in other assets                                                               210            66          135
       Increase (decrease) in accounts payable and accrued expenses                         2,070         7,547         (752)
       Decrease in other liabilities and deferred revenue                                  (2,154)       (2,124)        (427)
                                                                                        -----------   -----------  -----------
    Net cash used in operating activities                                               $ (10,332)    $  (9,561)   $  (7,852)
                                                                                        -----------   -----------  -----------
Cash flows from investing activities:
  Capital expenditures                                                                  $    (150)    $     (79)   $    (887)
  Proceeds from sale of equipment                                                               -             -           20
                                                                                        -----------   -----------  -----------
    Net cash used in investing activities                                               $    (150)    $     (79)   $    (867)
                                                                                        -----------   -----------  -----------
Cash flows from financing activities:
  Proceeds from:
    Issuance of stockholder convertible notes, net (Notes 11 and 20)                    $  10,440     $   9,110    $   7,561
    Issuance of convertible notes and notes payable, net (Notes 10 and 11)                    590           873            -
    Sale of common stock                                                                        -             -          134
    Repayment of notes                                                                       (322)         (107)         (81)
                                                                                        -----------   -----------  -----------
    Net cash provided by financing activities                                           $  10,708     $   9,876    $   7,614
                                                                                        -----------   -----------  -----------
Effect of exchange rate changes on cash                                                 $     (44)    $     135    $     197
                                                                                        -----------   -----------  -----------
Net increase (decrease) in cash and cash equivalents                                          182           371         (908)
Cash and cash equivalents - beginning of year                                                 806           988        1,359
                                                                                        -----------   -----------  -----------
Cash and cash equivalents - end of year                                                 $     988     $   1,359    $     451
                                                                                        ===========   ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


1.   Background:

     Throughout this document, "NCT" (which may be referred to as "we," "our" or "us") means NCT Group, Inc. or NCT Group, Inc. and subsidiaries, as the context requires. NCT designs products and develops and licenses technologies based upon its portfolio of patents and related rights and extensive know-how and non-patented technologies. We operate in three segments: communications, media and technology. Our major focus is the development of our communications businesses, particularly our Artera Turbo network optimization and Internet acceleration services and our Pro Tech communications products. Our communications segment also develops and markets our ClearSpeech noise and echo cancellation algorithms and related microphones and speakers. Our media segment develops and distributes Sight & Sound, a micro broadcasting system that delivers place-based broadcast and billboard advertising. Our technology segment provides Java-language based microprocessor cores.

     We have has experienced substantial net losses since our inception, which cumulatively amounted to $395.0 million through December 31, 2005. Cash and cash equivalents amounted to $0.5 million at December 31, 2005. A working capital deficit of $136.8 million existed at December 31, 2005. At December 31, 2005, we were in default of $0.5 million of our notes payable and $5.7 million of our convertible notes. We replaced $0.6 million of the convertible notes in default in January 2006 by issuing a new note. Our management believes that internally generated funds are currently insufficient to meet our operating and capital requirements. These funds include available cash and cash equivalents and revenue derived from technology licensing fees and royalties and product sales. Through the issuance of convertible debt, convertible preferred stock, options, warrants and other securities, we have made commitments to reserve and issue shares of our common stock that exceed the number of shares we are authorized to issue under our certificate of incorporation. Our ability to continue as a going concern is substantially dependent upon our revenue sources and future levels of funding, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and equity financings (see Note 26). However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers.

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

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at December 31, 2005 about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

2.   Summary of Significant Accounting Policies:

Basis of Presentation:

     The consolidated financial statements include the accounts of NCT and its majority-owned subsidiaries after elimination of all significant intercompany transactions and accounts. We include losses from our majority-owned subsidiaries in our consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of such minority shareholders' interests. Losses in excess of that amount are borne by NCT. Such excess amounts from Pro Tech Communications, Inc. ("Pro Tech"),

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


our 83% owned subsidiary, borne by NCT for the years ended December 31, 2003, 2004 and 2005 amounted to $0.2 million, $0.2 million and $0.3 million, respectively. Future earnings of our majority-owned subsidiaries which would otherwise be attributable to minority shareholders' interests will be allocated to minority shareholders only after future earnings are sufficient to recover the cumulative losses absorbed by NCT in excess of NCT's allocable percentage ($2.7 million at December 31, 2005). Investments in less than majority-owned affiliates over which we exercise significant influence are accounted for under the equity method. All other investments in affiliates are carried at cost.

Restatement  of  Consolidated   Financial   Statements  to  Reflect   Derivative
Accounting:

     We have restated our financial results for the fiscal years ended December 31, 2003 and 2004 and for each of the interim periods ended March 31, June 30 and September 30, 2004 and 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for certain options, warrants and other financial instruments with embedded derivative features. We had previously classified options and warrants to purchase stock and certain other convertible equity instruments as equity. Because at December 31, 2005 (and earlier balance sheet dates), we could not be sure that we had adequate authorized shares of common stock for the conversion or exercise of all outstanding instruments (due, in part, to certain conversion rates which vary with the fair value of our common stock), EITF No. 00-19 requires us to classify these instruments as liabilities. Therefore, we are required to record the fair value of the options and warrants, embedded derivatives and certain of our preferred stock at fair value on our consolidated balance sheets. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities and the corresponding gain or loss will be recorded in our consolidated statements of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity. In addition, we accrued non-registration penalties related to our series H preferred stock at December 31, 2004 totaling $1.4 million for which we were not liable and have reversed such accruals.


     The accompanying consolidated financial statements for the year ended December 31, 2004 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants for the year ended December 31, 2004 are summarized below.


Consolidated Balance Sheet

                                                                             Preferred
                                                          December 31, 2004     Stock       Options
                                                            As Previously     Subject to      and       Debt    December 31, 2004
Liabilites and Capital Deficit                                Reported       Conversion(a)  Warrants  Discount    As Restated
--------------------------------------------------------  -----------------  -----------    --------  --------    ------------
   Liabilities
Accounts payable                                              $    1,909     $        -     $      -  $      -    $    1,909
Accrued expenses-related parties                                   8,745         (1,414)(b)        -         -         7,331
Accrued expenses-other                                             9,862             75                                9,937
Notes payable                                                        603              -            -         -           603
Stockholder convertible notes                                     40,565              -            -    (3,425)(c)    37,140
Current maturities of convertible notes                            4,513              -            -         -         4,513
Deferred revenue                                                     885              -            -         -           885
Shares of subsidiary subject to exchange into a variable
 Number of shares                                                    709              -            -         -           709
Preferred stock subject to conversion into a variable                  -         25,690 (d)        -         -        25,690
 number of shares (Note 15)
Derivative liabilities (Note 16)                                       -              -       30,705(e)      -        30,705
Other current liabilities                                          6,990              -            -         -         6,990
                                                              -------------  -----------    --------  --------    ------------
   Total current liabilities                                      74,781         24,351       30,705    (3,425)       126,412

Stockholder convertible notes                                      5,000              -            -         -         5,000
Other liabilities                                                     63                                                  63
                                                              -------------  -----------    --------  --------    ------------
   Total other liabilities                                         5,063              -            -         -         5,063

Minority interest in consolidated subsidiaries                     8,645              -            -         -         8,645

   Capital Deficit
Convertible series H preferred stock                              19,203        (19,203)           -         -             -
Common stock                                                       6,420                                               6,420
Additional paid in capital                                       245,746         12,454      (62,837)   17,757       213,120
Accumulated deficit                                             (354,490)       (17,602)      32,132   (14,332)     (354,292)
Accumulated other comprehensive income                                86                                                  86
                                                              -------------  -----------    --------  --------    ------------
   Total capital deficit                                         (83,035)       (24,351)     (30,705)    3,425      (134,666)

                                                              -------------  -----------    --------  --------    ------------
   Total liabilities and capital deficit                        $ 5,454      $        -     $      -  $      -    $    5,454
                                                              =============  ===========    ========  ========    ============

Footnotes:
---------
(a)  Including related dividends, penalties and correction of accrual.
(b) Primarily reflects reversal of liquidated damages from the non-registration of series H preferred stock.
(c) Reflects reclassification and recalculation of debt discount to fair value of the related warrants now recorded as a component of derivative liabilities (see Footnote (e) below).
(d) Reflects reclassification of $19.2 million of preferred stock originally recorded in equity, now recorded as a liability at fair value of $25.7 million.
(e) Represents the fair value of outstanding non-employee options and warrants originally recorded in equity, now recorded as a liability at fair value of $30.7 million.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Consolidated Statements of Operations

                                                                         Preferred
                                                    December 31, 2003      Stock          Options
                                                     As Previously       Subject to         and        Debt        December 31, 2003
                                                        Reported       Conversion (a)     Warrants    Discount        As Restated
                                                    ----------------   -------------     ----------  ----------     ----------------
   Total revenue                                    $         4,770               -              -           -      $         4,770
   Total operating costs and expenses                        20,899               -              -           -               20,899
                                                    ----------------   -------------     ----------  ----------     ----------------
                                                            (16,129)              -              -           -              (16,129)
   Other (income) expense, net                               (1,187)            318            (40)                            (909)
   Interest income                                           14,288             709                      1,423               16,420
                                                    ----------------   -------------     ----------  ----------     ----------------
   Loss from continuing operations                          (29,230)         (1,027)            40      (1,423)             (31,640)
   Loss from discontinued operations (Note 3)                (1,070)              -              -           -               (1,070)
                                                    ----------------   -------------     ----------  ----------     ----------------
   Net loss                                                 (30,300)         (1,027)            40      (1,423)             (32,710)
   Less:  Preferred stock dividends (Note 15)                 2,949          (2,607)             -           -                  342
                                                    ----------------   -------------     ----------  ----------     ----------------
   Net loss attribitable to common stockholders     $       (33,249)   $      1,580      $      40   $  (1,423)     $       (33,052)
                                                    ================   =============     ==========  ==========     ================

                                                    December 31, 2004     Stock          Options
                                                     As Previously     Subject to          and         Debt        December 31, 2004
                                                        Reported      Conversion (a)     Warrants    Discount          As Restated
                                                    ----------------   -------------     ----------  ----------     ----------------
   Total revenue                                    $         5,328               -              -           -      $         5,328
   Total operating costs and expenses                        20,223               -              -           -               20,223
                                                    ----------------   -------------     ----------  ----------     ----------------
                                                            (14,895)              -              -           -              (14,895)
   Other (income) expense, net                                6,575           5,031        (23,615)          -              (12,009)
   Interest income                                           42,667             697              -      12,312               55,676
                                                    ----------------   -------------     ----------  ----------     ----------------
   Loss from continuing operations                          (64,137)         (5,728)        23,615     (12,312)             (58,562)
   Loss from discontinued operations (Note 3)                  (489)              -              -           -                 (489)
                                                    ----------------   -------------     ----------  ----------     ----------------
   Net loss                                                 (64,626)         (5,728)        23,615     (12,312)             (59,051)
   Less:  Preferred stock dividends (Note 15)                 7,089          (6,756)             -           -                  333
                                                    ----------------   -------------     ----------  ----------     ----------------
   Net loss attribitable to common stockholders     $       (71,715)   $      1,028      $  23,615   $ (12,312)     $       (59,384)
                                                    ================   =============     ==========  ==========     ================

Footnote:
--------
(a)  Including related dividends, penalties and correction of accrual.

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

Income Taxes:

     Deferred income taxes are provided for the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes net of a valuation allowance.

Cash and cash equivalents:

     Cash and cash equivalents include all highly liquid investments with maturities of three months or less at date of acquisition.

Revenue Recognition:

     Revenue is recognized when earned. Revenue from product sales is recognized when the product is shipped and title has passed. Revenue from advertising sales is recognized when the advertisements are aired or displayed. Our Artera Group, Inc. subsidiary recognizes revenue ratably over the period service is provided (the subscription period). Revenue from royalties is recognized ratably over the royalty period based upon periodic reports submitted by the royalty obligor or based on minimum royalty requirements.

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

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Marketable Securities:

     Marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are recorded at fair value, with the change in market value during the period included in the statement of operations.

     Marketable debt securities that we have the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost. Securities not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at market value (except if another value was contractually provided) with the change in market value during the period excluded from the statements of operations and reflected as a component of comprehensive income unless it is occasioned by an other-than-temporary decline in value and recorded net of income taxes as a separate component of capital deficit. We review declines in value of our portfolio when general market conditions change or specific information pertaining to an industry or individual company becomes available. The factors we consider in assessing whether a decline is other than temporary include: our evaluation of the length of the time and the extent to which the market value of the industry has been depressed or the market value of the security has been less than cost; evaluation of financial condition and near-term prospects of the business, including cash sufficiency and new product developments; assessment of observable marketplace-determined values and trends; and our intent and ability to retain our investment in the business for a sufficient period of time to allow for any anticipated recovery in market value. At December 31, 2004 and 2005, all of our marketable securities have been classified as available-for-sale securities.

Inventories:

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for Pro Tech and is determined using the average cost method for all other inventories. We assess the realizability of inventories by periodically conducting a physical inventory and reviewing the movement of inventory to determine the value of items that are slow moving and obsolete. The potential for near-term product engineering changes and/or technological obsolescence and current realizability are considered in determining the adequacy of inventory reserves. At December 31, 2004 and 2005, our inventory reserves were $0.3 million and $0.2 million, respectively.

Property and Equipment:

     Property and equipment, including equipment held under capital leases, are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets using the straight-line method. Leasehold improvements are amortized over the shorter of the useful lives or the related lease term.

Deferred Charges:

     Deferred charges, included on the consolidated balance sheets in other assets, primarily represent costs related to the installation of digital broadcast station systems at customer locations. Such installation costs consist of labor costs attributable to contractor installation and outside management fees. We amortize such deferred charges over the lesser of the estimated useful life or the life of the site agreement. In the event a site is removed, the unamortized deferred charges relating to that site are then expensed in full. In each of the years ended December 31, 2003, 2004 and 2005, we amortized less than $0.1 million. At December 31, 2004 and 2005, deferred charges were $0.1 million and zero, respectively.

Software Costs:

     Our policy is to capitalize costs in connection with the internal development or purchase of computer software products to be sold, leased or otherwise marketed after technological feasibility has been established. When software costs are capitalized, they are included in property and equipment and amortized over the products' estimated useful life. During the years ended December 31, 2004 and 2005, no software costs were capitalized.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

     Under the Financial Accounting Standards Board ("FASB") Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we ceased amortizing goodwill and intangible assets with indefinite useful lives and began testing them for impairment at least annually and whenever there is an impairment indicator. Our reporting units with goodwill at December 31, 2004 and 2005 consist of NCT Hearing in the communications operating segment and Advancel Logic Corporation within the technology operating segment. We have no intangible assets with indefinite useful lives. The carrying value of our goodwill by operating segment consists of $0.9 million and $0.3 million in our communications and technology segments, respectively for each at December 31, 2004 and 2005.

     We evaluate the carrying value and period of amortization of our goodwill at each December 31 date. The factors used in the evaluation include current operating results, projected future operating results, and any other material factors that affect the continuity of the business. Goodwill impairment is evaluated at the reporting unit level, comparing the carrying value of the reporting unit with its estimated fair value. If the fair value exceeds its carrying value, no impairment is recognized. If the carrying value of the reporting unit exceeds its fair value, then the carrying value of the goodwill is compared to the implied fair value of the goodwill. If the implied fair value of the goodwill exceeds its carrying value, no impairment is recognized. If the carrying value of the goodwill exceeds its implied fair value then impairment is recognized to the extent of the excess.

     In our 2004 annual assessment of the goodwill of and the value of the Midcore/Artera Group reporting unit, we considered the results of operations in relation to previous estimates of activity, as well as estimates of anticipated operations. Based on our inability to develop the anticipated lines of businesses and to realize results as budgeted, in part because of a reorganization at our former enterprise systems business partner during the last quarter of 2004, we determined, for the purposes of our assessment of goodwill, not to anticipate the development of additional lines of business. As a result, our assessment of the value of the reporting unit, based on existing operations, was not sufficient to carry the goodwill without impairment. Based on our assessment, as of December 31, 2004, we concluded that the goodwill of the Midcore/Artera Group reporting unit was fully impaired and we recorded an impairment charge of $5.9 million.

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

     We also evaluate the useful lives each reporting period. The factors we use in evaluating the period of amortization include current operating results, anticipated future operating results and any other material factors that affect the continuity of the business. Based on our evaluation as of December 31, 2005, we determined no impairment was present with respect to the license granted to Pro Tech. Based on our evaluation as of December 31, 2004 and December 31 2005, our evaluations have not indicated that any revisions are necessary and determined no impairment existed. Our next evaluation is planned for our next reporting date.

     Patent rights and other intangible assets, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining estimated useful lives, ranging from one to seventeen years. Amortization expense was $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. Accumulated amortization of patent

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


rights and other intangible assets was $4.4 million and $4.5 million for the years ended December 31, 2004 and 2005, respectively. The other intangibles subject to amortization are categorized below. We estimate the amortization expense for each of the next five years will be approximately $68,000.


                                                       (In thousands of dollars)
                                                           December 31, 2005
                                            -----------------------------------------------
                                            Gross Carrying     Accumulated      Carrying
                                                Amount        Amortization        Value
                                            --------------   --------------   -------------
Intangible assets subject to amortization
   Patents                                  $       4,147    $      (3,971)   $        176
   Licensed technology                              1,330             (485)            845
                                            --------------   --------------   -------------
Total                                       $       5,477    $      (4,456)   $      1,021
                                            ==============   ==============   =============


Other Assets:

     Other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell the assets. There were no such impairments for the years ended December 31, 2003, 2004 and 2005.

Advertising:

     Advertising expenses include commissions paid to advertising representatives and agencies and are expensed as incurred. Advertising expenses for each of the years ended December 31, 2003, 2004 and 2005 were less than $0.1 million and are included in selling, general and administrative expenses.

Comprehensive Loss:

     We report comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income." The provisions of SFAS No. 130 require us to report the changes in capital deficit from all sources during the period other than those resulting from investments by and distributions to stockholders. Accordingly, the consolidated statements of comprehensive loss are presented, while the caption "accumulated other comprehensive income" is included on the consolidated balance sheets as a component of capital deficit. Due to availability of net operating losses and the deferred tax benefit resulting therefrom being fully reserved, there is no tax effect associated with any component of other comprehensive loss. Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in capital deficit that are excluded from net income, including unrealized gains and losses on our available-for-sale securities and foreign currency translation adjustments.

Foreign Currency Translation:

     Local currencies are generally considered the functional currency for our foreign subsidiaries. We translate our foreign assets and liabilities at the exchange rates in effect at each balance sheet date. Revenue and expenses are translated using average rates for the year. The resulting foreign currency translation adjustments are included in accumulated other comprehensive income as a component of capital deficit. The foreign currency transaction gains and losses are included in the consolidated statements of operations and were not material for the years ended December 31, 2003, 2004 and 2005. The foreign currency translation adjustment of $1.2 million and $0.2 million for the years ended December 31, 2004 and 2005, respectively, is attributable to our United Kingdom operations.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Loss per Common Share:

     We report loss per common share in accordance with SFAS No. 128, "Earnings Per Share." The per share effects of potential common shares such as warrants, options, convertible debt and convertible preferred stock, aggregating approximately 24.3 billion shares, have not been included as the effect would be antidilutive (see Notes 13, 15 and 16). A number of our commitments require us to reserve and/or register for resale a number of shares of our common stock in excess of the number of shares actually issuable (see Note 15). At December 31, 2004, we had 112.9 million shares for which we had received demand notices under acquisition or other agreements. At December 31, 2005, we had 60.4 million shares for which we had received demand notices under acquisition or other agreements. As a result, we included 3,029,608 shares in shares payable at December 31, 2004 (the remaining number of authorized but unissued shares at December 31, 2004) due to an excess commitment and zero shares in shares payable at December 31, 2005 due to an increase in the number of our authorized shares of common stock from 645 million to 5.622 billion shares.

     When preferred stock is convertible into common stock at an effective conversion rate that represents a discount from the common stock market price at the time of issuance, the discounted amount is an assured incremental yield, the "preferred stock dividend requirement," to the preferred stockholders and is accounted for as an embedded dividend to preferred stockholders. The allocated fair value is deemed to be a "preferred stock beneficial conversion feature" and is accounted for as a component of additional paid-in capital. We have reflected such beneficial conversion feature and preferred stock dividend requirement as a preferred stock dividend and as an adjustment to the net loss attributable to common stockholders. If we are required to classify the preferred stock as a liability, such amounts are included in interest expense and other (income) expense, net on our statement of operations. (see "Derivative Instruments" and Note 15 "NCT Group, Inc. Preferred Stock")

Concentrations of Credit Risk:

     Financial instruments, which potentially subject us to concentration of credit risk, consist of cash and cash equivalents and trade receivables. We maintain cash and cash equivalents in accounts with various financial institutions in amounts, which, at times, may be in excess of the FDIC insurance limit. We have not experienced any losses on such accounts and do not believe we are exposed to any significant risk with respect to cash and cash equivalents.

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

Significant Customers:

     In each of the years ended December 31, 2003, 2004 and 2005, revenue derived from certain customers comprised more than 10% of our consolidated revenue ("significant customers"). Our significant customers for the year ended December 31, 2005 were Sharp, OKI Electric and New Transducers Ltd. ("NXT"), which accounted for 19%, 16% and 12% of total revenue, respectively. One customer, NXT, was a significant customer in the years ended December 31, 2003 and 2004 and accounted for 44% and 39% of our total revenue in such years.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Fair Value of Financial Instruments:

     Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable, accrued expenses, notes payable and other liabilities. At December 31, 2004 and 2005, the fair value of these instruments approximated their carrying value (carried at cost) because of the short-term maturity of the instruments. Fair values of other investments classified as available-for-sale were estimated based on market prices. The fair value of notes payable approximates the carrying value based on interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities. The terms and conditions, including interest rate, conversion rates, maturity and warrants issued as additional compensation, of the stockholder convertible notes payable entered into with Carole Salkind are not objectively determined due to the related party nature of these instruments. The face value of the stockholder convertible notes held by Carole Salkind at December 31, 2004 and 2005 was $58.1 million and $83.6 million, respectively. At December 31, 2004 and 2005, these outstanding notes were convertible into 2.8 billion and 8.5 billion shares, respectively, of NCT common stock with a fair value of $55.1 million and $34.0 million, respectively.

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


                                                             (In thousands of dollars, except per share amounts)
                                                                       For the Years Ended December 31,
                                                             ---------------------------------------------------
                                                               Restated            Restated
                                                                 2003                 2004            2005
                                                             --------------     --------------    --------------
Net loss attributable to common stockholders                 $   (33,052)        $   (59,383)      $   (41,063)
Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects             (1,077)             (1,285)           (1,775)
                                                             --------------     --------------    --------------
Pro forma net loss attributable to common stockholders       $   (34,129)        $   (60,668)      $   (42,838)
                                                             ==============     ==============    ==============
Net loss per common share (basic and diluted):
     As reported                                             $     (0.06)        $     (0.09)      $     (0.06)
                                                              ==============    ==============    ==============
     Pro forma                                               $     (0.06)        $     (0.09)      $     (0.06)
                                                              ==============    ==============    ==============

     The weighted-average fair values at date of grant for options granted during the years ended December 31, 2003, 2004 and 2005 were $0.04, $0.03 and $0.005, respectively, and were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               Years ended December 31,
                                  ----------------------------------------------
                                     2003               2004             2005
                                     ----               ----             ----
Expected life in years                 3.5               3.5              6.3
Interest rate                         2.25%         1.94% - 3.16%        4.28%
Volatility                             100%              100%             100%
Dividend yield                           0%                0%               0%

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Derivative Instruments

     We have issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features which we analyze in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the FASB's Emerging Issues Task Force (the "EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in A Company's Own Stock," to determine if these instruments have embedded derivatives that must be bifurcated. Under EITF No. 00-19, the estimated value of the embedded derivative, if any, is bifurcated from its host instrument on the date of sale or issuance of the securities or debt based on a valuation utilizing an appropriate valuation model. The embedded derivative is classified as a liability and is marked-to-market and adjusted to fair value at each reporting date and the change in fair value is recorded to other (income) expense, net. In addition, freestanding warrants are accounted for as equity or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of December 31, 2005, we could not be sure we had adequate authorized shares for the conversion or exercise of all outstanding instruments due to certain conversion rates which vary with the fair value of our common stock, and therefore all embedded derivatives and freestanding warrants are recorded at fair value, marked-to-market at each reporting date, and are carried on a separate line of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.

Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123(R), companies are required to record compensation expense for all share-based payment award transactions measured at fair value. SFAS No. 123(R) is effective for us beginning January 1, 2006. We do not anticipate that the adoption of SFAS No. 123(R) will have a material effect on our consolidated financial position, results of operations or cash flows.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 2005. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

     In June 2005, the EITF issued Issue No. 05-4,"The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF No. 05-4 addresses financial instruments, such as convertible notes and stock purchase warrants, which are accounted for under EITF No. 00-19, that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus of EITF No. 05-4 has not been finalized.

     In June 2005, the EITF reached a consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements." The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


guidance is effective for periods beginning after June 29, 2005. We have adopted EITF No. 05-6 and the adoption of EITF No. 05-6 did not have a significant effect on our consolidated financial statements.

3.   Discontinued Operations:

     In September 2005, we decided to modify the business model for our Hospital Radio Network ("HRN") business. Beginning October 1, 2005, instead of continuing to directly operate this business, under our modified business model, we are licensing our proprietary technology used in this business to third parties. In exchange, we will receive a percentage of the advertising revenues generated by these third parties through existing and new installations of our Sight & Sound systems in health care facilities. Our initial licensee is a company whose president is a former operations manager of HRN.

     This modification of the business model meets the criteria established for recognition as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." HRN represents a component of our media segment comprised of operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the segment. At December 31, 2005, HRN was classified as discontinued operations and its results of operations are separately reported for all periods presented. The assets and liabilities related to these activities at December 31, 2005 were de minimis and have not been segregated. Changes in cash flows related to these activities are included in, and are not separately stated from, continuing activities in the statement of cash flows.

     The results of operations from this business are reflected in the statements of operations as "Loss from discontinued operations" and are summarized as follows:


                                                                    (In thousands of dollars)
                                                              For the Years Ended December 31,
                                                 ------------------------------------------------------------
                                                       2003                 2004                 2005
                                                 ------------------   ------------------   ------------------

Net revenue                                      $              88    $             147    $              60

Cost of sales                                                    7                   15                   10
Selling, general and administrative expense                    451                  117                   61
Research and development expense                               700                  504                  262
                                                 ------------------   ------------------   ------------------
Costs and expenses                                           1,158                  636                  333
                                                 ------------------   ------------------   ------------------

                                                 ------------------   ------------------   ------------------
Loss from discontinued operations                $          (1,070)   $            (489)   $            (273)
                                                 ==================   ==================   ==================


4.   Marketable Securities:

     Investment in marketable securities comprises available-for-sale securities at fair market value. The following table sets forth the market value, carrying value, and realized and unrealized gain (loss) of our available-for-sale securities:


                                    (In thousands of dollars)
                Cost                       Market                       Market
                Basis       Unrealized      Value      Unrealized       Value
              01/01/04     Gain (Loss)    12/31/04     Gain (Loss)    12/31/05
             -----------  -------------  -----------  -------------  -----------
ITC          $     38     $       (28)   $       10   $          2   $      12
Teltran            11               3            14             (6)          8
             -----------  -------------  -----------  -------------  -----------
Totals       $     49     $       (25)   $       24   $         (4)  $      20
             ===========  =============  ===========  =============  ===========

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     We review declines in the value of our investment portfolio when general market conditions change or specific information pertaining to an industry or an individual company becomes available. At December 31, 2005, a net unrealized loss of $4,000 was included on the consolidated balance sheet as part of accumulated other comprehensive income.


5.   Accounts Receivable:


                                               (In thousands of dollars)
                                                       December 31,
                                          -------------------------------------
                                                2004                2005
                                          -----------------   -----------------
Technology license fees and royalties     $         472       $         533
Joint ventures and affiliates                        34                  34
Other receivables                                   375                 424
                                          -----------------   -----------------
                                          $         881       $         991
Allowance for doubtful accounts                    (353)               (351)
                                          -----------------   -----------------
     Accounts receivable, net             $         528       $         640
                                          =================   =================


     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances might be required.


6.       Inventories:


                                                     (In thousands of dollars)
                                                           December 31,
                                                  ------------------------------
                                                       2004             2005
                                                  -------------    -------------
Finished goods                                    $        491     $        248
Components                                                 215              206
                                                  -------------    -------------
                                                  $        706     $        454
Reserve for obsolete and slow moving inventory            (342)            (201)
                                                  -------------    -------------
     Inventories, net                             $        364     $        253
                                                  =============    =============


     At December 31, 2004 and 2005, net inventories determined by the FIFO method were $344,000 and $239,000, respectively, and net inventories determined by the average cost method were $20,000 and $14,000, respectively.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


7.   Property and Equipment:


                                              (In thousands of dollars)
                                                     December 31,
                                       ---------------------------------------
                                             2004                 2005
                                       ------------------   ------------------
Machinery and equipment                $           1,284    $           946 (a)
Furniture and fixtures                               585                337
Tooling                                              494                491
Leasehold improvements                               394                388
Other                                                433                402
                                       ------------------   ------------------
                                       $           3,190    $          2,564
Accumulated depreciation                          (2,720)             (1,715)(a)
                                       ------------------   ------------------
     Property and equipment, net       $             470    $            849
                                       ==================   ==================



Footnote:
--------
(a) Includes the write-off of fully depreciated Distributed Media Corporation ("DMC") assets of approximately $0.8 million and the addition of approximately $0.8 million for the purchase of data center equipment for Artera Group.

     Depreciation expense for the years ended December 31, 2003, 2004 and 2005 was $0.4 million, $0.1 million and $0.3 million, respectively.

8.   Other Assets:

                                                  (In thousands of dollars)
                                                        December 31,
                                                  ------------------------
                                                      2004        2005
                                                  -----------  -----------

Notes receivable                                  $    1,000   $    1,000
Due from officer (Note 20)                               127           98
Other                                                    223          181
                                                  -----------  -----------
                                                  $    1,350   $    1,279
Reserve for uncollectible amounts (a)                 (1,102)      (1,098)
                                                  -----------  -----------
   Other current assets                           $      248   $      181
                                                  ===========  ===========


Advances and deposits                             $       70   $       53
Deferred charges                                          50            -
                                                  -----------  -----------
   Other assets (classified as long term)         $      120   $       53
                                                  ===========  ===========

Footnote:
--------
(a) On January 9, 2001, Artera Group accepted an aggregate of $1.0 million of non-recourse, non-interest bearing notes receivable due January 2, 2002, as partial consideration for its January 9, 2001 6% convertible notes payable to six accredited investors (see Note 11). The notes are fully reserved and remain unpaid at December 31, 2005. In 2004, the reserve increased in anticipation of non-collection of amounts due from a former officer. The portion of the reserve related to the note receivable from the former officer (plus accrued interest) is in excess of the amount owed to him (see
     Note 20).

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


9.   Accrued Expenses:

                                                      (In thousands of dollars)
                                                            December 31,
                                                    ----------------------------
                                                       Restated
                                                         2004           2005
                                                    --------------  ------------
Non-conversion fees due to related parties          $     3,972     $         -
Non-registration fees due to  related parties                31             216
Interest due to a stockholder                             1,012           2,641
Consulting fees due to a stockhokder                        483               -
Incentive compensation due to officers                    1,833             792
                                                    --------------  ------------
    Accrued expenses-related party                  $     7,331     $     3,649
                                                    ==============  ============

Non-registration fees                               $     4,436     $     5,721
Interest                                                  1,458           2,136
Commissions payable                                         372             124
Other                                                     3,671           3,830
                                                    --------------  ------------
    Accrued expenses-other                          $     9,937     $    11,811
                                                    ==============  ============

Total accrued expenses                              $    17,268     $    15,460
                                                    ==============  ============


10.  Notes Payable:


                                                                                    (In thousands of dollars)
                                                                                           December 31,
                                                                                  -----------------------------
                                                                                      2004            2005
                                                                                  -------------   -------------
Note due investor                                                                 $       385     $       385
      Interest at 8% per annum payable at maturity;  effective interest rate of 80.3% per annum resulting from the issuance of warrants and finders fees; matured April 7, 2003 (a); default interest accrues at 18% per annum
Note due stockholder of subsidiary                                                         40              14
      Interest at 12% per annum; monthly payments (including interest)
      of $1.5 through November 2005, remainder matures October 15, 2006 (b)
Note due former employee                                                                  100             100
      $100 bears interest at 8.25% per annum, compounded annually;
      past due (a)
Other financings                                                                           78              77
      Interest ranging from 7% to 9% per annum;
      $35 due July 15, 2003 (a); $42 all other

                                                                                  -------------   -------------
                                                                                  $       603     $       576
                                                                                  =============   =============


Footnotes:
---------
(a)  Notes payable in default due to non-payment.

(b) On August 1, 2005, Pro Tech refinanced the remaining principal of approximately $17,000 from the note due a non-officer stockholder with a modification of terms. The debt instruments were deemed not to be substantially different in accordance with EITF Issue No. 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments."

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


11.  Convertible Notes Payable:


                                                                                    (In thousands of dollars)
                                                                                           December 31,
                                                                                    --------------------------
                                                                                     Restated
Stockholder Convertible Notes:                                                         2004           2005
                                                                                    ------------  ------------
Issued to Carole Salkind - (a) (see Note 20)                                        $   58,120    $   83,649
Weighted average effective interest rate of 78.7% per annum; accrues interest 8% per annum except $6,000 at 12%; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.0037 - $0.0166 or exchangeable for common stock of NCT subsidiaries except for Pro Tech; maturing the earlier of demand or by quarter as follows:
                                      2004      2005
                                  ----------  -----------
Past Due:                         $       -   $     576
  Demand notes                            -         375
  June 30, 2005                      26,408           -
  September 30, 2005                 26,712           -
  March 31, 2006                          -      69,841
  June 30, 2006                           -       7,857
  December 31, 2009                   5,000       5,000
Less: unamortized debt discounts                                                       (15,980)       (5,538)
                                                                                    ------------  ------------
                                                                                    $   42,140    $   78,111
Less: amounts classified as long-term                                                   (5,000)       (5,000)
                                                                                    ------------  ------------
                                                                                    $   37,140    $   73,111
                                                                                    ============  ============


                                                                                    (In thousands of dollars)
                                                                                          December 31,
                                                                                    --------------------------
                                                                                     Restated
Convertible Notes:                                                                      2004          2005
                                                                                    ------------  ------------
8% Convertible Notes (b)                                                            $    2,641    $    2,626
Weighted average effective interest rate of 30.8% per annum;
generally convertible into NCT common stock at 80% of the five-day average closing bid price preceding conversion; past due; issued as follows:
Issue Date                 2004         2005
----------              ----------  ------------
  March 14, 2001        $     17    $      17
  April 12, 2001               9            9
  January 10, 2002           550          550
  March 11, 2002             400          400
  April 22, 2003             235          235
  September 4, 2003          440          440
  July 23, 2004              990          975
6% Convertible Notes (c)                                                                 2,474         2,474
Weighted average effective interest rate of 85.8% per annum;
convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; issued as follws:
Issue Date                 2004         2005
----------              ----------  ------------
  January 9, 2001       $    818    $     818
  April 4, 2001              325          325
  May 25, 2001                81           81
  June 29, 2001            1,250        1,250
                                                                                    ------------  ------------
                                                                                    $    5,115    $    5,100
Less: unamortized debt discounts                                                          (602)         (216)
                                                                                    ------------  ------------
                                                                                    $    4,513    $    4,884
                                                                                    ============  ============

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Footnotes:
---------
(a) During 2004, we issued an aggregate of $91.8 million of convertible notes as consideration for $9.1 million of cash, rollover of $67.5 million in principal for matured convertible notes, $3.4 million of interest, $6.8 million of default penalties and $5.0 million as consideration for settlement of certain legal claims. We recorded original issue discounts of $31.6 million to the notes based upon the fair value of warrants granted to Ms. Salkind. In addition, beneficial conversion features totaling $31.4 million have been recorded as a discount to the notes. During 2005, we issued an aggregate of $115.8 million of convertible notes as consideration for $7.6 million of cash, refinancing of $90.2 million in principal for matured convertible notes or demand notes for which demand had been made, $4.4 million of interest, $9.5 million of default penalties and $4.1 million as consideration (premiums on equipment loans and original issue discounts) related to the convertible notes. We recorded original issue discounts of $23.8 million to the notes based upon the fair value of the warrants granted to Ms. Salkind. In addition, beneficial conversion features totaling $25.9 million have been recorded as a discount to the notes. These discounts are being amortized over the term of the related notes. For the years ended December 31, 2003, 2004 and 2005, $12.0 million, $50.1 million and $60.0 million, respectively, of amortization related to these discounts is classified as interest expense in our consolidated statements of operations. Unamortized discounts of $16.0 million and $5.5 million have been reflected as a reduction to the face value of convertible notes in our consolidated balance sheet as of December 31, 2004 and 2005, respectively. The default provisions in these notes impose a penalty of 10% of the principal payments in default and default interest from the date of default on the principal in default at the stated interest rate plus 5%. As of December 31, 2004 and 2005, notes outstanding in default were zero and $0.6 million, respectively. Because we had defaulted on repayment of all of the notes as they matured during 2003, 2004 and 2005, an aggregate default penalty expense of $2.1 million, $6.7 million and $9.5 million, respectively, has been reflected in our statements of operations in other (income) expense.

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

     The 8% convertible note issued January 10, 2002 for $0.6 million is collateralized by substantially all of the assets of our subsidiary, Artera Group. Beneficial conversion features were recorded as a discount to the note and are being amortized over the term of the note. For the year ended December 31, 2004 and December 31, 2005, approximately $11,000 and zero of amortization related to these discounts is classified as interest expense in our consolidated statements of operations.

     On July 23, 2004, we issued subordinated collateralized convertible notes for an aggregate principal amount of $0.9 million. These notes are collateralized by substantially all of our assets. In addition, we issued unsecured convertible notes to finders in the aggregate principal amount of $0.1 million. The net proceeds of approximately $0.9 million were used for working capital requirements. The notes mature on July 23, 2006 and bear interest at 8% per annum, payable at maturity. Until the notes are paid in full, the holders have the right to convert any outstanding principal of the notes and, at their election, the interest accrued on the notes into shares of our common stock at a conversion price per share of the lesser of $0.0232 or 80% of the average of the closing bid price for the five days immediately preceding conversion. Discount features were recorded to the notes representing the fair value of warrants issued in conjunction with the issuance of debt and are being amortized over the term of the notes. For the year ended December 31, 2005, $0.1 million of amortization related to these discounts is classified as interest expense in our consolidated statements of operations.

     We are in default on convertible notes aggregating $0.6 million due to a cross-default provision and non-payment. We are in default on convertible notes aggregating $1.0 million dated July 23, 2004 due to our failure to register for resale the shares of our common stock issuable upon conversion of these notes.

(c) The cash consideration for the 6% convertible notes issued to multiple investors by Artera Group aggregated $2.9 million, net of $0.1 million in expenses, of which $0.6 million was received in 2000.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     Other consideration consisted of Pro Tech common stock valued at $0.5 million and non-recourse notes receivable of $1.0 million (see Note 8). No unamortized discounts have been reflected as a reduction to the convertible notes in our consolidated balance sheets as of December 31, 2004 and 2005. On January 10, 2002, substantially all of the assets of Artera Group were made collateral for three holders of notes with principal aggregating $3.1 million. As a result of exchanges in 2003 for $1.8 million, at December 31, 2005, the principal for these three holders aggregated $1.3 million. We have recorded finance costs associated with non-registration of common shares of approximately $2.0 million, $0.8 million and $0.8 million included in other (income) expense, net for the years ended December 31, 2003, 2004 and 2005, respectively (see Note 17). We settled $0.8 million of accrued interest payable and approximately $4.6 million of accrued non-registration fees payable on convertible notes with four holders through April 7, 2003 by issuance of shares of our common stock (see Note
     15). The $1.3 million notes included in the settlement are accruing interest from April 7, 2003 at the stated rate of 6%. The remaining outstanding principal amount of approximately $1.2 million is in default for non-payment and is accruing interest at the default rate of 18%. These notes are senior debt of Artera Group.

12.  Deferred Revenue:

     On March 30, 2001, NXT plc, NXT, NCT Audio and NCT entered into several agreements terminating previous agreements from 1997 to 1999. Under the new agreements, we received 2.0 million ordinary NXT plc shares in consideration for the cancellation of the 6% royalty payable by NXT to NCT Audio. The NXT plc shares issued had a value of approximately $9.2 million. Additionally, ownership of certain intellectual property, the rights to which had been previously granted to NXT, was transferred to NXT. NXT has licensed to us certain NXT and all NCT-developed intellectual property. A side letter with NXT was entered into on or about March 30, 2001, whereby we agreed to pay NXT $0.6 million as a non-refundable design fee related to Gekko loudspeakers. The design fee was a prepayment of royalties due under the four-year term of this side letter. We offset the $9.2 million license fee due us with the $0.6 million design fee owed to NXT resulting in $8.6 million of deferred revenue. The deferred revenue balance was recognized on a straight-line basis over the specific performance period of four years, $2.1 million of revenue was recognized in each of 2003 and 2004 and the remaining balance of $0.5 million was recognized in 2005. We have fully recognized the license fee revenue from the NXT license as of March 31, 2005. We did not realize any cash upon recognition of deferred revenue in 2003, 2004 and 2005. As of December 31, 2005, we will not realize any additional cash from revenue that has been deferred.

                                  (In thousands of dollars)
                                         December 31,
                             ------------------------------------
                                   2004               2005
                             -----------------  -----------------
NXT                          $          535     $            -
Other                                   350                350
                             -----------------  -----------------
                             $          885     $          350
                             =================  =================

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

     For the years ended December 31, 2003, 2004 and 2005, we calculated the 4% dividends earned by holders of the Pro Tech series A and B preferred stock at approximately $11,000, $21,000 and $19,000, respectively. Following adoption of SFAS No. 150 on July 1, 2003, this amount is included in interest expense.

     On March 31, 2005, the remaining 50 shares of the Pro Tech series A preferred stock and accrued dividends were converted into 1,844,007 shares of Pro Tech common stock pursuant to a mandatory conversion requirement.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     The monetary value of Pro Tech series B convertible preferred stock was approximately $656,000 in our consolidated balance sheet at December 31, 2005, which is comprised of $575,000 aggregate fair value of shares plus the accrued dividends of approximately $81,000. We have the option to settle the accrued dividends in cash or common stock. If the holders elected to convert into NCT common stock, we would have to issue approximately 169.2 million shares of our common stock if settlement of the stated value along with accrued dividends had occurred as of December 31, 2005. There is no limit on the number of shares of common stock that we could be required to issue upon exchange of the Pro Tech series B preferred stock.

     On March 23, 2006, Pro Tech amended its articles of incorporation to extend the mandatory conversion date of its series B convertible preferred stock from March 31, 2006 to March 31, 2008.

14.  Other Liabilities:


                                                           (In thousands of dollars)
                                                                  December 31,
                                                         ------------------------------
                                                              2004            2005
                                                         --------------  --------------
License reacquisition payable                            $     4,000     $    4,000
Royalty payable                                                1,679          1,679
Development fee payable                                          650            650
Due to selling shareholders of Theater Radio Network             557            557
Due to Lernout & Hauspie                                         100            100
Other                                                              4            112
                                                         --------------  --------------
    Other current liabilities                            $     6,990     $    7,098
                                                         ==============  ==============


Other long term and capital leases                       $        63     $       27
                                                         --------------  --------------
     Other liabilities (classified as long term)         $        63     $       27
                                                         ==============  ==============

     License reacquisition payable at each of December 31, 2004 and 2005 is comprised of $4.0 million for the cost of reacquiring DMC licenses from three licensees.

     On August 29, 2000, we acquired 100% of the outstanding capital stock of Midcore Software, Inc. In connection therewith, we initially issued to Midcore's selling stockholders 13,913,355 restricted shares of our common stock based upon a ten-day volume-weighted average closing bid price of $0.34626 per share, for an aggregate value of $4.8 million. In addition, the purchase consideration included $1.8 million to be paid by us in cash, over 36 months, the timing of which was based upon earned royalties. If after August 29, 2003, the total royalty had not been earned, or if earned but not fully paid, then the recipients could elect at their discretion either to continue to receive payment of the royalties in accordance with the merger agreement, or receive the unpaid balance in the form of our common stock. On August 29, 2000, we recorded the entire $1.7 million obligation as a liability. On September 23, 2003, the founding  stockholders  of Midcore  made an  election  to accept  payment of the remaining  royalty  due  them  in our  common  stock.  Prior  to  the  election, approximately $46,000 of the liability had been paid. The election and calculation of the number of shares was provided for in the August 29, 2000 agreement under which we acquired Midcore and is based upon the volume-weighted average closing bid price for the ten days immediately preceding August 29, 2003, or $0.04914 per share. We are obligated to issue 34.2 million shares of our common stock to fulfill our remaining royalty obligation, which is included in other current liabilities as royalty payable at December 31, 2004 and 2005 on our consolidated balance sheets.

     The merger agreement provided that we had an obligation to register with the SEC a specified amount of $2,467,639 in shares of our common stock issued to the Midcore selling stockholders at closing. In the event that our volume-weighted, average trailing ten-day closing bid price declined before we requested effectiveness of our registration statement, we were required to issue additional shares to the selling stockholders to provide them the specified amount. We refer to this price guaranty provision as the fill-up provision. Of the shares initially issued, 7,126,548 shares of our common stock were to be registered based upon a volume-weighted, average trailing ten-

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


day closing bid price of $0.34626. Due to the fill-up provision, on February 9, 2001, we issued 2,863,894 additional shares of our common stock to the selling stockholders based upon the closing bid price of $0.2470 to make up for the diminished value of their shares. The issuance of the additional shares did not affect the cost of the acquired company. In addition, we are obligated to issue
26.2 million shares (the look back shares) of NCT common stock to the founding stockholders of Midcore because the value of shares issued upon the acquisition of Midcore, related to a price guarantee, was less than $1.5 million on the third anniversary of the acquisition. This issuance of additional common stock based on a reduction in security prices did not affect the cost of the acquired company in accordance with SFAS No. 141 as we will record the current fair value of the additional shares issued and simultaneously reduce the amount previously recorded for shares issued at the date of acquisition.

     Midcore's  founding   stockholders  have  taken  legal  action  against  us
relating, in part, to the royalty and look back obligations (see Note 22).

     On September 28, 2000, NCT Video Displays, Inc., our wholly-owned subsidiary, entered into a product development and license agreement with Advanced Display Technologies, LLC ("ADT"). Under the agreement, NCT Video was granted by ADT exclusive right and license to make, have made, use, sell, lease, license, or otherwise commercially dispose of all licensed products and components, as defined in the agreement, including certain electronic outdoor billboard displays that utilize a laser or light beam scanning methodology. On May 4, 2001, NCT Video and ADT (by then known as ViewBeam Technology, L.L.C.) entered into a product and development agreement that modified the September 28, 2000 agreement. Some of the provisions of the original agreement remain in effect. The agreement does not materially modify or change the development fee to be paid by NCT Video but does modify the specifications of the product design and the field of use to which the September 28, 2000 exclusive license was granted. Such license had a carrying amount of $0.7 at both December 31, 2004 and 2005. The amount represents our cost for ADT's completion of this product development and resultant license rights and subsequent modification. In addition, as part of this agreement, NCT Video and ADT entered into a product development arrangement whereby work is to be performed by ADT in developing the prototype and production design for the licensed products. In return, NCT Video agreed to pay a development fee of $1.0 million for performing such development work. At each of December 31, 2004 and 2005, $0.7 million was included in other current liabilities as development fee payable.

15.  Capital Stock:

Authorized Capital Stock:

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

     We have authorized 5.622 billion shares of common stock, $0.01 par value per share, and 10 million shares of preferred stock, $0.10 par value per share.

Common shares available for future issuance

     At December 31, 2005, we were required to reserve for issuance approximately 18.6 billion shares of our common stock based on the par value of $.01 per share, the current par value of our common stock. Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. The number of shares issuable upon conversion or exchange of many of our outstanding convertible and exchangeable securities varies as a function of the market price of our common stock. At December 31, 2005, the number of shares we are required to reserve exceeded the number of authorized but unissued shares of our common stock. The table below outlines the greater of the shares of our common stock that we are required to reserve for issuance or register for resale as of December 31, 2005 based on balances at December 31, 2005 and accrued dividends and interest, if applicable, through December 31, 2005.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



 NCT Convertible Notes issued to Carole Salkind                        8,784,813,170
 Stock options and warrants                                            4,728,558,302
 NCT Preferred Stock                                                   2,881,169,014
 NCT Convertible Notes                                                   348,735,359
 ConnectClearly Common Stock exchange                                      7,245,000
 Pro Tech Preferred Stock exchange                                        64,969,644
 Artera Group Convertible Notes                                          582,623,625
 Artera Group Preferred Stock exchange                                   663,583,654
 Earnout for Theater Radio Network acquisition                             7,091,200
 Look back and royalty payable for Midcore Software acquisition           60,359,577
 Private Equity Credit Agreement                                         486,630,000
                                                                  -------------------
 Total (a)(b)                                                         18,615,778,545
                                                                  ===================

Footnote:
--------
     (a) A number of our commitments require us to reserve and/or register for resale a number of shares of our common stock in excess of the number of shares actually issuable (approximately 17.3 billion). In addition, the number of shares issuable upon conversion or exchange of many of our outstanding convertible and exchangeable securities (calculated as approximately 5.0 billion shares in the table above) varies as a function of the market price of our common stock.

     (b) If the number of shares required to be reserved and/or registered had been computed at the December 31, 2005 closing bid price of $0.004,
          28.5 billion shares would be required (representing approximately 24.3 billion shares actually issuable).

Transactions with Crammer Road LLC:

Private Equity Credit Agreement

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road LLC, a beneficial owner of more than 5% of our common stock, that superseded and replaced our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn, replaced a similar agreement dated as of July 25, 2002. The new credit agreement gives us the right to sell to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5.0 million of our common stock at a 7% discount from the market value of our common stock determined at the time of a put. During the year ended December 31, 2005, we sold a total of 18,756,756 shares of our common stock to Crammer Road under this agreement, resulting in gross proceeds of approximately $134,000.

Waiver of Conversion Request

     Effective July 19, 2005, Crammer Road rescinded its February 17, 2004 notice to convert 189 shares of our series H convertible preferred stock into an aggregate of 52,487,414 shares of our common stock. In addition, Crammer Road released us from all damages resulting from our failure to effect the requested conversion, including liquidated damages incurred by us pursuant to the terms of the series H preferred stock. As of August 1, 2005, we had incurred, but not paid, liquidated damages of $6.3 million as a result of our failure to effect the conversion. As a result of this waiver, we reversed the charge of $6.3 million, of which $3.9 million related to 2004 and is included in other (income) expense on our consolidated statements of operations.

Settlement with Crammer Road

     In September 2002, Crammer Road brought a legal action against us alleging that we breached a series of agreements entered into by Crammer Road and us on April 12, 2001, namely, a Private Equity Credit Agreement, a Registration Rights Agreement relating thereto, an Exchange Rights Agreement, an Exchange Agreement, a Registration Rights Agreement relating thereto, two promissory notes and an additional side letter agreement. On October 30, 2002, a settlement agreement was executed by the parties and approved by the court on December 11, 2002. Under the settlement agreement, all claims in the suit by Crammer Road were dismissed in consideration of our issuance to Crammer Road of 68 million shares of NCT common stock (valued at $5.44 million based on a price

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


of $.08 per share). On December 17, 2002, we issued Crammer Road 40 million of the 68 million shares. The remaining 28 million shares were issuable 65 days after demand therefore by Crammer Road. On or about May 8, 2003, we issued the remaining 28 million shares to Crammer Road.

Shares Issued for Acquisitions:

     In August 2000, our indirect subsidiary, DMC Cinema, Inc., acquired Theater Radio Network, Inc., a provider of entertainment audio programming in multiplex cinemas nationwide. Under certain earnout provisions, we were required to issue additional shares of our common stock to the former stockholders of Theater Radio Network based upon specified revenues achieved by Theater Radio Network subsequent to the acquisition. Based upon these provisions, we may be currently obligated to issue approximately 7,091,200 additional shares of our common stock for potential issuance to the former Theater Radio Network stockholders. However, we believe we have defense and counterclaims that would eliminate, or at least mitigate, any obligation to issue additional shares of our common stock to these holders.

     Further, we are obligated to issue additional shares to satisfy a look back provision for the Midcore Software acquisition and royalty payable. (see Note
14)

Shares Issued upon Conversion or Exchange of Indebtedness:

     During the year ended December 31, 2003, $1.8 million of the 6% convertible notes plus interest were exchanged for 42,092,786 shares of our common stock. At December 31, 2005, $2.5 million of 6% convertible notes principal could be exchanged for shares of our common stock.

     On October 10, 2005, an investor converted $15,227 in principal and $48,548 in accrued interest due under our July 24, 2004 8% convertible note into an aggregate of 13,370,000 shares of our common stock.

Shares Issued for Settlement of Legal Claims:

     We issued Crammer Road shares of our common stock in December 2002 and May 2003 pursuant to a settlement agreement (see Settlement with Crammer Road above).

     In December 2002, an action was brought by Alpha Capital Aktiengesellschaft, Austost Anstalt Schaan, Balmore S.A. and Libra Finance S.A. against NCT and Artera Group. On or about April 7, 2003, NCT, Artera Group and the plaintiffs executed a settlement agreement. In September 2003, upon court approval of the settlement agreement, NCT issued 61,776,067 shares of its common stock ($4.0 million in stock priced at $0.06475 per share) to the plaintiffs, reduced previously accrued interest payable of $0.9 million and liquidated damages for non-registration of common shares underlying convertible and exchangeable instruments of $8.0 million ($4.7 million related to convertible notes and $3.3 million related to Artera Group series A preferred stock). We recorded a $4.9 million gain on litigation settlements included in other (income) expense, net for the year ended December 31, 2003.

ConnectClearly.com, Inc. Initial Financing:

     On August 10, 2000, we entered into an agreement with three accredited investors for the financing of our majority-owned subsidiary, ConnectClearly.com, Inc. ("ConnectClearly"). In connection with the initial funding of ConnectClearly, we issued 1,000 shares of ConnectClearly common stock to these investors in consideration for $0.5 million in cash and conversion of promissory notes payable, due to two of the investors, totaling $0.5 million. During the years ended December 31, 2003, 2004 and 2005, no shares of ConnectClearly were exchanged for shares of our common stock. At December 31, 2004 and 2005, 63 ConnectClearly common shares subject to exchange are outstanding. These ConnectClearly common shares are exchangeable for shares of our common stock at 80% of the five-day closing bid average of our common stock for the five-day period immediately preceding the exchange. We have recorded an option with respect to this exchange feature. Because of the conversion terms of other outstanding convertible instruments, we are not assured of having sufficient shares available to honor all potential exchange, conversion and exercise requests. As a result, this option has been recorded as a liability. The fair value at December 31, 2004 and 2005 was approximately $53,000 and $8,000, respectively.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


NCT Audio Products, Inc.:

     To date, we issued an aggregate of 31,239,483 shares of our common stock in exchange for 2,145 shares of NCT Audio common stock. At December 31, 2004 and 2005, no shares of NCT Audio common stock subject to exchange were outstanding.

Transactions Affecting Common Stock of Pro Tech Communications, Inc.:

     At December 31, 2005, our wholly owned subsidiary, NCT Hearing Products, Inc., held approximately 62.8 million shares of Pro Tech common stock, comprising approximately 83% of the issued and outstanding shares of Pro Tech common stock. There were no issuances of Pro Tech common stock during 2003.
During 2004, Pro Tech issued 2.5 million shares of its common stock upon conversion of 40 shares of its series B preferred stock plus accrued dividends and issued an aggregate of 37.7 million shares of its common stock to NCT
Hearing from which NCT Hearing paid 2 million shares to two investor communications and public relations consultants. The shares issued to NCT Hearing were for payment of $640,466 of outstanding notes owed to NCT Hearing and in consideration for an expansion of an existing, exclusive worldwide technology license conveyed by NCT Hearing to Pro Tech. During 2005, Pro Tech issued 1.8 million shares of its common stock upon mandatory conversion of the outstanding shares of its series A preferred stock.

NCT Group, Inc. Preferred Stock:

     Our Board of Directors is authorized to issue 10 million shares of preferred stock, par value $0.10 per share. Through 2005, we designated nine series of convertible preferred stock, including series A, B, C, D, E, F, G, H and I preferred stock. Series A and B were eliminated in 1992 without ever having been issued. We have issued preferred stock under our series C, D, E, F, G, H and I designations and have eliminated our series C, D, E and F. Our series G convertible preferred stock is designated but not outstanding at December 31, 2005. As of December 31, 2005, there were 1,656 shares of series H preferred stock issued and outstanding and 510 shares of series I preferred stock issued and outstanding.

     Series H
     --------

     Our series H convertible preferred stock consists of 2,100 designated shares, with a par value of $0.10 per share, a stated value of $10,000 per share and a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or common stock, at our election. The series H preferred stock is senior in rank to our common stock and has a liquidation value equal to the dividends plus the stated value in the case of liquidation, dissolution or winding up of NCT. The holder of our series H preferred stock has no voting rights (except as may be required by law). Each share of series H preferred stock is convertible into shares of our common stock at 75% of the average closing bid price of our common stock for the five-day trading period immediately preceding conversion. The holder of the series H preferred stock is subject to a limitation on the percentage ownership of outstanding common shares of the company, as defined. The series H preferred stock is redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H was originally issued and the redemption date. The redemption price ranges from 85% of stated value (within three months of issuance) to 120% of stated value (after nine months from issuance). On June 24, 2002, we issued 1,800 shares ($18 million stated value) of our series H preferred stock to Crammer Road for $120,000 cash and 12,000 shares of DMC New York, Inc. On May 11, 2004, we issued 27 shares of our Series H preferred stock to Crammer Road. For each of the years ended December 31, 2003, 2004 and 2005, we have included $0.7 million representing preferred stock dividends (included in internet expense) and for the year ended December 31, 2004, $0.1 million representing amortization of beneficial conversion features (includes in other (income) expenses, net) on the consolidated statements of operations. Because of the conversion terms of other outstanding convertible instruments, we are not assured of having sufficient shares available to honor all potential exchange, conversion and exercise requests. As a result, our series H preferred stock is classified as a liability on our consolidated balance sheets under the caption "Preferred stock subject to conversion into a variable number of shares."

     During 2003, 75 shares of series H preferred stock along with accrued dividends totaling approximately $0.8 million were converted into 23,057,761 shares of our common stock. During 2005, Crammer Road converted approximately 97 shares of series H preferred stock along with accrued dividends totaling approximately $127,000 into 142,597,004 shares of our common stock (see Note 26 for transactions subsequent to December 31, 2005).

     We had received a request to convert 189 shares ($1,890,000 stated value) of series H preferred stock plus accrued dividends into 52.5 million shares of our common stock that we could not fulfill because of an insufficient number of authorized but unissued shares of common stock. Under the certificate of designations, preferences and rights governing the series H preferred stock and incorporated into the June 21, 2002 exchange agreement pursuant

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


to which these shares were sold by us to Crammer Road, Crammer Road was entitled to (i) compensation for late delivery of conversion shares of 1% of the stated value of series H not converted ($18,900) per business day beginning March 4, 2004, the 12th business day after the conversion date; or (ii) ordinary contract breach damages. In addition, if Crammer Road elected to purchase on the open market the number of our common shares it should have been issued upon conversion of the series H shares, Crammer Road was entitled to a payment equal to the excess, if any, of the open market price over the conversion price. On July 19, 2005, Crammer Road irrevocably waived, rescinded and voided any and all outstanding demands with respect to the conversion of the 189 shares of series H preferred stock into shares of our common stock. As result of this waiver, we reversed charges accrued through July 11, 2005 of $6.3 million for non-conversion of series H preferred stock into our common stock. As a result of the classification of our series H preferred stock as a liability, the non-conversion charges are included in other (income) expense in our consolidated statement of operations.

     Pursuant to the terms of a registration rights agreement with Crammer Road, we were obligated to file a registration statement covering the shares of our common stock issuable upon conversion of the 27 shares of our series H preferred stock issued in 2004 no later than August 28, 2004. Because we did not have a sufficient number of authorized shares of NCT common stock to issue these shares, we were not able to file a registration statement. As a result, Crammer Road is entitled to liquidated damages at the rate of 2% per month of the stated value of these 27 shares of series H preferred stock. For the years ended December 31, 2004 and 2005, we incurred a charge to other (income) expense, net in our consolidated statement of operations of $22,140 and $65,880, respectively.

     Series I
     --------

     Our series I convertible preferred stock consists of 1,000 designated shares, with a par value of $0.10 per share and a stated value of $1,000 per share. No dividends are payable on the series I preferred stock. The series I preferred stock is junior in rank to our series H convertible preferred stock, but senior in rank to our common stock and has preferences over the common stock with respect to distributions and payments upon our liquidation, dissolution or winding up. The holders of series I preferred stock have no voting rights (except as may be required by law). Each share of series I preferred stock is convertible into approximately 47,619 shares of our common stock, determined by dividing the $1,000 stated value by the fixed conversion price of $0.021 per share. This conversion price is higher than the fair market value of our common stock on March 16, 2005 (the date the purchase agreements were executed) of $0.0185 per share.

     In March 2005, we issued 975.55767 shares of its series I preferred stock to four executive officers and one non executive officer in exchange for the forgiveness of accrued but unpaid incentive cash bonuses, to Steven Salkind, Carole Salkind's son, in exchange for unpaid cash consulting fees (see Note 20), and to a consultant in exchange for 271 shares of Artera Group series A preferred stock.

     During 2005, all but one holder of our series I preferred stock converted an aggregate of 465.55767 shares (including executive officers' conversion of 212.33253 shares) of our series I preferred stock into 22,169,412 shares of our common stock.

Artera Group, Inc. Preferred Stock:

     On February 21, 2001, the Board of Directors of Artera Group, Inc. designated a series A convertible preferred stock which consists of 30,000 designated shares, par value of $0.10 per share, and stated value $1,000 per share with a cumulative dividend of 4% per annum on the stated value payable upon conversion in either cash or common stock of Artera. We issued 8,299 shares of series A preferred stock in 2001. Each share of series A convertible preferred stock is convertible into shares of Artera Group common stock on and after the earlier of two years after issuance or ten days after Artera Group becomes publicly traded, at a conversion price equal to the average closing price for the five trading days prior to the conversion date. At December 31, 2004 and 2005, we have included $8.6 million and $8.7 million, respectively, representing the carrying value of the preferred stock included in minority interest on the consolidated balance sheets. We amended these rights as to $4.3 million stated value of the preferred stock as described below. For each of the years ended December 31, 2003, 2004 and 2005, the dividends were approximately $0.3 million. These amounts are included in preferred stock dividends in the calculation of net loss attributable to common stockholders on the consolidated statements of operations for the years then ended.

     We entered into an exchange rights agreement in 2001 with ten accredited investors who hold $4.3 million in aggregate stated value of Artera Group series A

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


preferred stock. Each of the ten holders of Artera Group series A preferred stock is entitled to exchange the Artera Group series A preferred stock for shares of NCT common stock at an exchange price per share of 100% of the average closing bid price of NCT common stock for the five trading days prior to the exchange date and may not convert into Artera Group common stock. We have recorded an option with respect to this exchange feature. Because of the conversion terms of other outstanding convertible instruments, we are not assured of having sufficient shares available to honor all potential exchange, conversion or exercise requests. As a result, this option has been recorded as a liability. The fair value at December 31, 2004 and 2005 was $3,220,449 and $863,021, respectively. NCT is obligated to register shares of its common stock for the exchange of Artera Group series A preferred stock. For the years ended December 31, 2003, 2004 and 2005, we incurred charges of $1.9 million, $0.6 million and $0.6 million, respectively, for non-registration of the underlying shares of NCT common stock. These amounts are included in other (income) expense, net on the consolidated statements of operations for the years then ended. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera Group series A preferred stock by paying the holders cash equal to the aggregate stated value of the Artera Group series A preferred stock being redeemed (together with accrued and unpaid dividends). As a result of a settlement of a legal action, which included $3.3 million of accrued non-registration fees payable relating to our inability to register the shares, we recorded a gain of $2.0 million in 2003 included in other (income) expense, and we are no longer accruing these fees for three holders of Artera Group series A preferred stock. Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera Group series A preferred stock received an additional right to exchange their shares into a to-be-designated series of NCT preferred stock upon thirty days prior written notice. As of December 31, 2004 and 2005, 8,299 shares of Artera Group series A preferred stock are issued and outstanding, and no shares have been converted or exchanged under the exchange rights agreement. During 2005, NCT acquired 271 shares with a stated value of $271,000, along with accrued dividends of $44,000, as consideration for the issuance of 160 shares of NCT series I preferred stock. The balance of approximately $155,000 was recorded as additional paid in capital. The 271 shares are held by NCT Group and, along with the related dividends, are eliminated in consolidation.

Pro Tech Communications, Inc. Preferred Stock:
(see Note 13)

     Pro Tech has designated two series of preferred stock, series A and B. Its series A convertible preferred stock consists of 1,500 designated shares, par value $0.01 per share, and a stated value of $1,000 per share with a cumulative dividend rate of 4% per annum on the stated value. The Pro Tech series B convertible preferred stock consists of 500 designated shares, par value $0.01 per share, and a stated value of $1,000 per share with a cumulative dividend rate of 4% per annum on the stated value. The series A and B preferred stock has conversion rights into shares of Pro Tech common stock at a discount from the quoted market value. In addition, each share of Pro Tech series A and B preferred stock has exchange rights for shares of NCT common stock at 80% of the lowest average of the average closing bid price for a share of NCT common stock for any consecutive five-day period out of 15 trading days preceding the date of exchange. As outlined in Note 13, dividends on Pro Tech preferred stock are included in interest expense on the consolidated statements of operations.

     During the year ended December 31, 2004, 40 shares of Pro Tech series B preferred stock were converted into 2,522,042 shares of Pro Tech common stock. On March 31, 2005, due to a mandatory conversion requirement, the remaining outstanding 50 shares of Pro Tech series A preferred stock plus accrued dividends were converted into 1,844,007 shares of Pro Tech common stock. At December 31, 2005, there were no shares of Pro Tech series A preferred stock outstanding and 460 shares of Pro Tech series B preferred stock outstanding.

16.  Common Stock Options and Warrants:

     We value options and warrants using the Black-Scholes option pricing model and account for options and warrants issued to those that are not our employees or members of our Board of Directors as outlined herein. The fair value of options and warrants issued to general consultants or as settlements are recorded as consulting expense or settlement expense over the vesting period of the related options or warrants and classified as selling, general and administrative expenses. The fair value of options and warrants issued in connection with indebtedness are amortized as interest expense over the term of the related indebtedness. The allocated fair value of options and warrants issued in conjunction with subsidiary preferred stock are accreted as an increase in loss attributable to common stockholders in the net loss per share computation over the vesting period of the related options or warrants or, if the preferred stock is required to be classified as a liability, as interest expense. The fair value of options and warrants issued in connection with acquisitions are recorded as additional purchase price. Under specified conditions, certain of these warrants and options may be required to be reclassified as liabilities (see Note 2, "Derivative Instruments").

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


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

     As of December 31, 2005, there were no options outstanding under the 1987 Plan or the Directors Plan. The following summarizes information about our stock options outstanding and exercisable at December 31, 2005:


                                           Options Outstanding                    Options Exercisable
                                   -------------------------------------     ----------------------------
                                                 Weighted
                                                  Average
                                                 Remaining     Weighted                          Weighted
                                                Contractual     Average                           Average
                   Range of           Number       Life        Exercise         Number           Exercise
      Plan      Exercise Prices    Outstanding  (In Years)      Price        Exercisable           Price
  -----------   ---------------    -----------   --------       ------       -----------           -----
   1992 Plan    $0.103 to $1.00     38,164,531     2.18        $0.3917        38,164,531          $0.3917
                                   ===========                               ===========

   2001 Plan    $0.006 to $0.13    399,359,850     6.23        $0.0204       399,359,850          $0.0204
                                   ===========                               ===========

   Non-plan     $0.006 to $0.13    423,864,000     3.01        $0.0402       423,864,000          $0.0402
                                   ===========                               ===========

1987 Plan

     Our 1987 Plan provided for the grant of up to 4.0 million shares of our common stock as either incentive stock options or nonstatutory stock options. In 2000, the Board of Directors determined that no future grants of options for the purchase of shares would be made under the 1987 Plan. Thus, no options for the purchase of shares are available for future grant under the 1987 Plan. At December 31, 2004 and 2005, there were no outstanding, options under the 1987 Plan. During 2004, there were options to acquire 1,350,000 shares of common stock at a weighted average exercise price of $0.5093 per share. All of these options expired in 2004.

1992 Plan

     On October 6, 1992, we adopted the 1992 Plan for the grant of shares and options to purchase up to 10.0 million shares of common stock to our officers, employees, consultants and directors. The exercise price of options granted under the 1992 Plan was required to be at least equal to the fair market value of such shares on the date of the grant, and such options were generally exercisable over a five to ten-year period with vesting schedules as determined by the Board of Directors. On October 20, 1998, the stockholders approved an amendment to the 1992 Plan to increase the aggregate number of shares of common stock available thereunder to 30.0 million. On July 13, 2000, the stockholders approved a further amendment to the 1992 Plan to increase the aggregate number of shares of common stock available thereunder to 50.0 million shares.

     From time to time, the Board of Directors accelerated the vesting schedules of previously granted stock options so that all options granted under the 1992 plan are 100% vested.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     1992 Plan activity is summarized as follows:


                                                                            Years Ended December 31,
                                            ------------------------------------------------------------------------------------
                                                       2003                        2004                         2005
                                            ---------------------------  --------------------------  ---------------------------
                                                             Weighted                   Weighted                     Weighted
                                                              Average                    Average                       Average
                                                             Exercise                   Exercise                      Exercise
                                                Shares        Price        Shares        Price           Shares         Price
                                            --------------  -----------  ------------  -------------  ------------   -----------
Outstanding at beginning of year              44,022,537    $   0.420     42,459,337   $    0.404      38,921,799     $   0.390
Options granted                                  -          $     -           -        $   -               -          $       -
Options exercised                                -          $     -           -        $   -               -          $       -
Options canceled, expired or forfeited        (1,563,200)   $   0.672     (3,537,538)  $    0.557        (757,268)    $   0.292
                                            --------------               ------------                 ------------
Outstanding at end of year                    42,459,337    $   0.404     38,921,799   $    0.390      38,164,531     $   0.392
                                            ==============               ============                 ============

Options exercisable at year-end               42,459,337    $   0.404     38,921,799   $    0.390      38,164,531     $   0.392
                                            ==============               ============                 ============

Options available for grant at year-end          -                            -                            -
                                            ==============               ============                 ============


2001 Plan

     On April 25, 2001, our Board of Directors adopted the 2001 Plan for the grant of shares and options to purchase up to 18,000,000 shares of common stock to directors, officers, employees and consultants. The 2001 Plan was approved by our stockholders in July 2001. The exercise price of all 2001 Plan options must be at least equal to the fair market value of our common stock on the date of grant, and the term and vesting schedules of 2001 Plan options are determined by the Board of Directors. On June 28, 2005, our stockholders approved an amendment to our 2001 Plan to increase the number of shares of common stock issuable under the 2001 Plan from 18 million shares to 618 million shares.

     On September 10, 2003, our Board of Directors granted seven-year options to purchase shares of our common stock to directors, officers and employees in the aggregate amount of 26,290,000 shares, at an exercise price of $0.054 per share, the fair market value of shares of our common stock on the date of grant

     During 2004, our Board of Directors granted options and stock awards under the 2001 Plan for an aggregate of 29,380,000 shares of our common stock at exercise prices reflecting the market prices on the dates of grant, subject to stockholder approval of sufficient increases in the number of shares of our common stock (i) authorized and (ii) available for issuance under the 2001 Plan. At the time of such stockholder approval, if the market value of our common stock exceeded the exercise price of the subject options, we would have incurred a non-cash charge to earnings equal to the spread between the exercise price of the option and the market price, times the number of options involved. No charge resulted upon approval of these increases by our stockholders in June 2005. Of these grants, 27,380,000 options were granted to officers, directors and employees and 2,000,000 were granted as partial consideration for consulting services. We estimated the fair value of these consulting options using the following assumptions in applying the Black-Scholes option pricing model: dividend yield of 0%; risk-free interest rate of 1.94%; volatility of 100%; and an expected life of three and one-half years. We also recorded charges for consulting services of approximately $0.2 million, classified as selling, general and administrative expenses.

     On October 19, 2005, we granted an aggregate of 308,105,000 options to our employees and non-employee directors under the 2001 Plan. Of these options, 262,103,000 options were granted to officers and other employees by the compensation committee of our Board of Directors and 46,002,000 options were granted to our four non-employee directors by the full Board of Directors. All of the options granted have a seven-year term and an exercise price of $0.006 per share, the fair market value of our common stock on the date of grant. We estimated the fair value of these consulting options using the following assumptions in applying the Black-Scholes option pricing model: dividend yield of 0%; risk-free interest rate of 4.34%; volatility of 100%; and an expected life of 6.3 years.

     On October 25, 2002, the Board of Directors deemed all options granted to directors, officers, consultants and employees before that date as fully vested (pending the stockholder approvals discussed above) to acknowledge its gratitude for the ongoing dedication of these individuals during the 2002 restructuring and cost-saving measures,

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


including suspension of employee salary increases. On September 10, 2003, the Board of Directors (pending the stockholder approvals discussed above) accelerated the vesting schedules of options granted to directors, officers and employees dated October 25, 2002 to 100% vested to acknowledge its continued gratitude for the dedication of these individuals. On March 17, 2004, the Board of Directors (pending the stockholder approvals discussed above) deemed all options granted to directors, officers and employees on September 10, 2003 as fully vested to acknowledge its continued gratitude to these individuals. On December 31, 2004, the Board of Directors (pending the stockholder approvals discussed above) accelerated the vesting schedules of options granted to directors, officers and employees in 2003 and 2004 to 100% vested to acknowledge its continued gratitude to these individuals during a period of cost-saving measures, including the suspension of employee salary increases. On the December 16, 2005, the Board of Directors accelerated the vesting schedules of options granted to directors, officers and employees in 2005. Although these accelerations of vesting schedules were a modification of the original grants, there was no accounting consequence because the market price on the date of the modification was lower than the original exercise price of the grants.

     2001 Plan activity is summarized as follows:


                                                                Years Ended December 31,
                                           ----------------------------------------------------------------------------------
                                                     2003                       2004                         2005
                                           -------------------------  ------------------------  -----------------------------
                                                           Weighted                  Weighted                      Weighted
                                                            Average                  Average                       Average
                                                           Exercise                  Exercise                      Exercise
                                              Shares         Price       Shares       Price        Shares           Price
                                           -------------  ----------  -----------  -----------  ------------    -------------
Outstanding at beginning of year             41,485,358    $  0.100   67,054,945    $  0.0780    95,776,753       $ 0.0687
Options granted                              26,290,000    $  0.054   29,260,000    $  0.0477   308,105,000       $ 0.0060
Options exercised                               -          $  -           -         $    -                        $      -
Options canceled, expired or forfeited         (720,413)   $  0.096     (548,192)   $  0.0915    (4,511,903)      $ 0.0587
                                           -------------              -----------               ------------
Outstanding at end of year                   67,054,945    $  0.078   95,766,753    $  0.0687   399,359,850       $ 0.0204
                                           =============              ===========               ============

Options exercisable at year-end              52,476,945    $  0.085   95,766,753    $  0.0687   399,359,850       $ 0.0204
                                           =============              ===========               ============
Available for grant at year-end                 -                         -                     218,520,150
                                           =============              ===========               ============
Stock awards granted                            -                       120,000     $  0.0200        -
                                           =============              ===========               ============

Non-Plan

     Our non-plan stock options primarily consist of options to acquire shares of our common stock granted to consulting entities in which Carole Salkind or her son were the sole shareholder (see Note 20). The fair value of these consulting options (determined using the Black-Scholes option pricing model) resulted in aggregate charges of $8.3 million included in our selling, general and administrative expenses for the year ended December 31, 2003.

     On October 19, 2005, 55,589,000 options were granted to our Chief Executive Officer by our Board of Directors. These options granted have a seven-year term and an exercise price of $0.006 per share, the fair market value of our common stock on the date of grant.

     Non-plan stock option activity is summarized as follows:


                                                                         Years Ended December 31,
                                           ------------------------------------------------------------------------------------
                                                    2003                      2004                           2005
                                           ------------------------  ------------------------  --------------------------------
                                                         Weighted                  Weighted                      Weighted
                                                          Average                   Average                      Average
                                                         Exercise                  Exercise                      Exercise
                                             Shares        Price       Shares        Price       Shares           Price
                                           ------------  ----------  ------------  ----------  -----------  -------------------
Outstanding at beginning of year            84,825,000   $ 0.0700    368,375,000   $ 0.0455    368,275,000       $ 0.0454
Options granted                            283,550,000   $ 0.0393         -        $   -        55,589,000       $ 0.0060
Options exercised                               -        $    - -         -        $   -            -            $     -
Options canceled, expired or forfeited          -        $    - -     (100,000)    $ 0.2656         -            $     -
                                           ------------              ------------              -----------
Outstanding at end of year                 368,375,000   $ 0.0455    368,275,000   $ 0.0454    423,864,000       $ 0.0402
                                           ============              ============              ===========

Options exercisable at year-end            368,375,000   $ 0.0455    368,275,000   $ 0.0454    423,864,000       $ 0.0402
                                           ============              ============              ===========

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Warrants:

     As noted previously, we determine the fair value of our warrants using the Black-Scholes option pricing model. If issued with convertible notes or preferred stock, we allocate proceeds from the note or preferred stock to the warrants based on the warrant's fair value.

     During 2003, in conjunction with the issuance of convertible notes, we issued Carole Salkind five-year warrants to acquire an aggregate of 175,175,579 shares of our common stock at exercise prices ranging from $0.029 to $0.055 per share, a weighted average exercise price of $0.04078. The fair value of these warrants was $5.5 million. Based upon the allocation of a portion of the proceeds to the fair value of the warrants, we recorded a discount of $5.5 million to the convertible notes issued to Carole Salkind. During 2003, we issued warrants to outside consultants for the right to acquire an aggregate of 3,000,000 shares of our common stock at exercise prices ranging from $0.0312 to $0.048 per share, a weighted average exercise price of $0.0438 and recorded a charge for consulting services of $0.1 million.

     During 2004, in conjunction with the issuance of convertible notes, we issued Carole Salkind five-year warrants to acquire an aggregate of 1,513,000,000 shares of our common stock at exercise prices ranging from $0.0166 to $0.053 per share, a weighted average exercise price of $0.0267. The fair value of these warrants was $31.3 million. Based upon the allocation of a portion of the proceeds to the fair values of the warrants, we recorded a discount of $31.3 million to the convertible notes issued to Carole Salkind. During 2004, we issued to outside consultants warrants for the right to acquire an aggregate of 2,750,000 shares of our common stock at exercise prices ranging from $0.020 to $0.048 per share, a weighted average exercise price of $0.0429 and recorded a charge for consulting services of approximately $0.1 million. In conjunction with the issuance of $990,000 debt to third parties in July 2004, we issued five-year warrants to acquire an aggregate of 12,500,001 shares of our common stock at an exercise price of the lower of $0.0232 or 80% of the five day closing bid price prior to exercise. The fair value of these warrants was $0.3 million.

     During 2005, in conjunction with the issuance of convertible notes, we issued Carole Salkind five-year warrants to acquire an aggregate of 2,022,250,000 shares of our common stock at exercise prices ranging from $0.0041 to $0.0195 per share, a weighted average exercise price of $0.0122. The fair value of these warrants was $23.8 million. Based upon the allocation of a portion of the proceeds to the fair values of the warrants, we recorded a discount of $23.8 million to the convertible notes issued to Carole Salkind. During 2005, we issued warrants to outside consultants for the right to acquire an aggregate of 3,000,000 shares of our common stock at an exercise price of $0.0095 per share, and recorded a charge for consulting services of less than $0.1 million.

     Warrant activity is summarized as follows:


                                                                          Years Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                       2003                         2004                          2005
                                           -----------------------------  --------------------------  -----------------------------
                                                              Weighted                     Weighted                       Weighted
                                                              Average                      Average                        Average
                                                              Exercise                     Exercise                       Exercise
                                               Shares          Price          Shares        Price         Shares           Price
                                           ----------------  -----------  --------------  -----------  -------------     -----------
Outstanding at beginning of year              169,667,922     $ 0.0910      344,005,337    $  0.0601    1,843,337,421     $ 0.0316
Warrants granted                              178,175,579     $ 0.0408    1,528,250,001    $  0.0267    2,025,250,000     $ 0.0122
Warrants exercised                              -             $   -             -          $       -          -           $     -
Warrants canceled, expired or forfeited        (3,838,164)    $ 0.2512      (28,917,917)   $  0.1146     (1,417,500)      $ 0.1796
                                           ----------------               --------------               -------------
Outstanding at end of year                    344,005,337     $ 0.0601    1,843,337,421    $  0.0316    3,867,169,921     $ 0.0214
                                           ================               ==============               =============

Warrants exercisable at year-end              343,639,714     $ 0.0597    1,843,185,342    $  0.0316    3,867,043,886     $ 0.0214
                                           ================               ==============               =============

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     The following table summarizes information about warrants outstanding at December 31, 2005:


                              Warrants Outstanding                  Warrants Exercisable
                      ---------------------------------------   ---------------------------
                                                  Weighted
                                                  Average
                                     Weighted    Remaining                      Weighted
                                      Average   Contractual                      Average
      Range of           Number      Exercise       Life           Number       Exercise
  Exercise Prices      Outstanding     Price     (In Years)      Exercisable      Price
  ---------------      -----------     -----     ----------      -----------      -----
  $0.0010 to $0.0190  2,557,000,000    $0.0132          4.37    2,557,000,000      $0.0132
  $0.0200 to $0.0296    673,650,001    $0.0271          3.52      673,650,001      $0.0271
  $0.0310 to $0.0490    503,381,952    $0.0401          3.07      503,381,952      $0.0401
  $0.0500 to $0.0990    126,433,801    $0.0680          1.85      126,433,801      $0.0680
  $0.1000 to $0.7500      6,704,167    $0.2862          1.22        6,578,132      $0.2849
                      --------------                            --------------
                      3,867,169,921    $0.0214          3.96    3,867,043,886      $0.0214
                      ==============                            ==============

Stock Options and Warrants of Pro Tech Communications, Inc.:

     Pro Tech's 1998 Stock Option Plan is for the benefit of its directors, officers, employees and consultants and authorizes the issuance of up to 30 million options to purchase shares of Pro Tech common stock. As of December 31, 2005, Pro Tech's outstanding stock options have exercise prices ranging from $0.008 to $0.4375 and a weighted average remaining contractual life of approximately 4.2 years. The following table summarizes Pro Tech's stock option activity:


                                                                   Years Ended December 31,
                                       -------------------------------------------------------------------------------------
                                                  2003                        2004                           2005
                                       --------------------------- ----------------------------- ---------------------------
                                                      Weighted                     Weighted                      Weighted
                                                       Average                      Average                       Average
                                                      Exercise                     Exercise                      Exercise
                                         Shares         Price        Shares          Price          Shares         Price
                                       ------------ -------------- -----------  ---------------- -------------  ------------
Outstanding at beginning of year         1,372,500    $  0.253      1,285,000      $   0.242       1,495,000      $  0.158
Options granted                                -      $    -          635,000      $   0.030         527,000      $  0.008
Options exercised                              -      $    -              -        $     -               -        $    -
Options expired                            (87,500)   $  0.402       (425,000)     $   0.221             -        $    -
                                       ------------                -----------                   -------------

Outstanding at end of year               1,285,000    $  0.242      1,495,000      $   0.158       2,022,000      $  0.119
                                       ============                ===========                   =============

Options exercisable at year-end          1,285,000    $  0.242      1,495,000      $   0.158       2,022,000      $  0.119
                                       ============                ===========                   =============

     In connection with issuance of Pro Tech's series A preferred stock and series B preferred stock, Pro Tech issued warrants to purchase shares of its common stock. At December 31, 2005, no Pro Tech warrants were outstanding as indicated in the following table:


                                                                   Years Ended December 31,
                                       -------------------------------------------------------------------------------------
                                                  2003                        2004                           2005
                                       --------------------------- ----------------------------- ---------------------------
                                                      Weighted                     Weighted                      Weighted
                                                       Average                      Average                       Average
                                                      Exercise                     Exercise                      Exercise
                                         Shares         Price         Shares         Price          Shares         Price
                                       ------------ -------------- -------------  -------------- -------------  ------------
Outstanding at beginning of year         5,500,000    $  0.433      1,000,000       $  0.130             -        $   -
Warrants granted                               -      $    -              -         $    -               -        $   -
Warrants expired                        (4,500,000)   $  0.500     (1,000,000)      $  0.130             -        $   -
                                       ------------                -------------                 -------------
Outstanding at end of year               1,000,000    $  0.433            -         $    -               -        $   -
                                       ============                =============                 =============

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


17.  Other (Income) Expense:

     Other (income)/expense, net consisted of the following:


                                                                  (In thousands of dollars)
                                                               For the Years Ended December 31,
                                                        -------------------------------------------
                                                            2003          2004            2005
                                                        -------------  -------------  -------------
  Finance costs associated with non-registration
     of common shares                                   $      4,104   $      1,338   $      1,404
  Litigation settlements (Notes 11 and 15)                    (5,317)         3,625              -
  Stockholder default penalties on debt (Note 11)              2,103          6,752          9,522
  Dissolution of Artera International                              -         (4,567)             -
  Conversion damages                                               -          3,931         (3,931)
  Change in fair value of derivative liabilities              (1,593)       (23,615)       (42,460)
  Series H preferred stock monetary value                        (25)           322           (133)
  Other                                                         (181)           205              3
                                                        ------------- -------------   -------------
     Other (income) expense, net                        $       (909)  $    (12,009)  $    (35,595)
                                                        ============= =============   =============

     Other (income) expense, net included a $4.6 million gain on the dissolution and liquidation of Artera Group International Limited for the year ended December 31, 2004, and the year ended December 31, 2003 included gains on the settlement of lawsuits in the amount of $4.9 million. During 2004, we recorded an expense of $3.6 million for settlement of certain legal claims assumed by Carole Salkind (see Note 11).

18.  Costs of Exiting Activities:

     On March 21, 2002, the Board of Directors of Artera Group International Limited, a U.K.-based subsidiary, decided that the corporation should cease all operations and be liquidated. On April 5, 2002 Artera Group International ceased its Internet service provider operations and entered into liquidation proceedings, resulting in a charge of $0.4 million. On July 22, 2004, the liquidator concluded the liquidation of Artera Group International and the notification was registered at Companies House in the UK on July 27, 2004. On October 27, 2004, the Registrar of Companies removed Artera Group International from its register. Other (income) expense, net included a $4.6 million gain on the dissolution and liquidation of Artera Group International Limited for the year ended December 31, 2004.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


19.  Supplemental Cash Flow Disclosures:


                                                                                                 (In thousands of dollars)
                                                                                             For the Years Ended December 31,
                                                                                    ------------------------------------------------
                                                                                         2003             2004             2005
                                                                                    ---------------  --------------   --------------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                                          $         35     $        30      $         19
                                                                                    ===============  ==============   ==============
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized holding loss on available-for-sale securities                          $        (53)    $         -      $          -
                                                                                    ===============  ==============   ==============
  Receipt of common stock of subsidiary for payment of note receivable              $          -     $       640      $          -
                                                                                    ===============  ==============   ==============
  Issuance of common stock upon exchange of principal portion
     of convertible notes of subsidiary                                             $      1,754     $         -      $          -
                                                                                    ===============  ==============   ==============
  Property and equipment financed through capitalized leases and notes payable      $          -     $         -      $         18
                                                                                    ===============  ==============   ==============
  Issuance of common stock to fulfill common stock payable obligation               $      2,296     $         -      $          -
                                                                                    ===============  ==============   ==============
  Issuance of common stock upon conversion of preferred stock and dividends         $        785     $         -      $          -
                                                                                    ===============  ==============   ==============
  Issuance of common stock to settle litigation                                     $      4,125     $         -      $          -
                                                                                    ===============  ==============   ==============
  Receipt of common stock of subsidiary as consideration for license amendment      $          -     $       275      $          -
                                                                                    ===============  ==============   ==============
  Issuance of preferred stock for advance by investor in prior years                $          -     $       230      $          -
                                                                                    ===============  ==============   ==============
  Issuance of series I preferred stock                                              $          -     $         -      $        976
                                                                                    ===============  ==============   ==============
  Issuance of common stock upon conversion of debt                                  $          -     $         -      $         64
                                                                                    ===============  ==============   ==============
  Finance costs associated with non-registration of common shares
    on preferred stock of subsidiary                                                $      1,896     $     2,023      $      4,860
                                                                                    ===============  ==============   ==============
  Principal on convertible notes and notes payable rolled into new notes            $     25,932     $    67,517      $      90,218
                                                                                    ===============  ==============   ==============
  Interest on convertible notes and notes payable rolled into new notes             $      1,933     $     3,433      $      4,372
                                                                                    ===============  ==============   ==============
  Issuance of common stock upon conversion of series I preferred stock              $          -     $         -      $        466
                                                                                    ===============  ==============   ==============

20.  Related Parties:

Convertible Notes and Warrants Issued to Carole Salkind:

     Beginning in 1999, we have issued convertible notes to Carole Salkind, a stockholder and the spouse of a former director of NCT. During the year ended December 31, 2005, we issued $114.8 million of 8% convertible notes and one 12% convertible note in the amount of $1.0 million (see Note 11) along with five-year warrants to acquire an aggregate of 2,022,250,000 shares of our common stock (see Note 16). Of these notes, $115.4 million mature six months from the date of issuance and $0.4 million are due upon the earlier of demand or six months from the date of issuance. Consideration paid for these notes included approximately $7.6 million in cash and the refinancing of notes aggregating approximately $90.2 million were issued to refinance matured notes, premiums on equipment loans and original issue discounts of $4.1 million, along with default penalties and accrued interest. Carole Salkind demanded, and we agreed, that to the extent required in connection with her collateralized interests under our collateralized notes to her, we would pay the legal fees she incurs as a result of legal matters (see Note 11 and 22).

Financial Advisors:

     In July 2005, we engaged Bear, Stearns & Co., Inc., to serve as Artera Group's exclusive financial advisor with respect to its strategic alternatives. Robert N. Rose, a member of our Board of Directors since October 2005, currently serves as a Senior Managing Director of Bear, Stearns & Co., where he is engaged in institutional sales and marketing for a wide range of financial products and services.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Consulting Agreements with Affiliates of Carole Salkind:

     From time to time, we have entered into consulting agreements with the following entities that are affiliates of Carole Salkind: Acme Associates, Inc.; Leben Care, Inc.; Stop Noise, Inc.; Motorworld, Incorporated; Inframe, Inc.; Avant Interactive, Inc.; Turbo Networks, Inc.; and Maple Industries, Inc. Ms. Salkind is the sole stockholder of Acme Associates, Motorworld, Inframe, Avant Interactive, Turbo Networks and Maple Industries. Ms. Salkind's son, Steven Salkind, is the sole stockholder of Leben Care and Stop Noise. All of these agreements expired by their terms during 2004 or 2005.

     The consultants had provided on-going consulting services and advice in a number of areas pertaining to our business affairs as we had reasonably requested from time to time, including the following: (1) advising on our strategic direction; (2) assisting us in corporate development; (3) evaluating merger, acquisition and joint venture opportunities; (4) developing and refining business plans; (5) developing business and growth strategies; (6) advising on recruiting; (7) discussing product development issues and expansion; (8) serving as a marketing liaison and facilitator; (9) evaluating marketing plans; and (10) assisting with various contract negotiations. We believe that the consulting agreements with these companies were on terms no less favorable to us than those that could be obtained from unaffiliated parties. The actual consulting services under these agreements had been performed primarily by Ms. Salkind's spouse, Morton Salkind, acting on behalf of the consultants. Mr. Salkind served as a member of our Board of Directors from July 1997 until January 1999.

     As compensation for these consulting services, we generally agreed to pay cash fees to the consulting entities and to provide health insurance to Mr. Salkind. Through December 31, 2005, we had not paid any cash fees and do not have an accrual for any such fees as of December 31, 2005. We settled $510,000 of accrued consulting fees through the issuance of shares of our series I preferred stock (see below). In addition, we granted five-year, fully vested stock options to the consultants that are exercisable at the then market price of our common stock on the date of grant. As of December 31, 2004 and 2005, options to purchase an aggregate of 368,275,000 shares of our common stock at a weighted exercise price per share of $0.0454 had been granted to these consultants. In conjunction with the issuance of these options, we recorded charges aggregating $8.3 million, zero and zero for the years ended December 31, 2003, 2004 and 2005, respectively. Because we had insufficient shares available to honor all potential requests under outstanding convertible instruments, under EITF No. 00-19, we are required to classify these options as liabilities and mark-to-market at each reporting date. The amount recorded as liabilities at December 31, 2004 and 2005 was $3.7 million and $0.2 million, respectively, and is included in derivative liabilities on our consolidated balance sheets. Finally, we paid health insurance premiums on behalf of Mr. Salkind of approximately $2,200, $4,100 and $6,400 in 2003, 2004 and 2005, respectively. We did not pay any cash or non-cash consulting compensation directly to Carole Salkind or Morton Salkind or to any members of their family except the issuances of series I preferred stock to Stephen Salkind. The consulting engagements and compensation of entities represented by Mr. Salkind were not dependent upon the ongoing funding provided by Ms. Salkind.

     On January 7, 2005, we entered into a three-year consulting agreement with Morton Salkind, Carole Salkind's spouse, to provide us ongoing financial and consulting advisory services as we may reasonably request from time to time. As compensation for these consulting services, we have agreed to pay to Mr. Salkind a monthly $5,000 cash fee payable at the end of the term of the agreement and to provide Mr. Salkind with the use of an automobile owned or leased by us, together with auto insurance coverage, through the term of the agreement. The total accrual at December 31, 2005 included in expense for the year then ended was $60,000. Our annual costs to provide this automobile are $10,800 per year.

Series I Preferred Stock:

     In March 2005, we issued an aggregate of 212.33253 shares of our series I convertible preferred stock to four executive officers in exchange for accrued but unpaid incentive cash bonuses of $343,000 (before income tax withholding). The specific terms of each of these issuances are as follows:

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



                                                                                           Net Bonus Amount
                                                                              Gross            After Tax
                             Name                                          Bonus Amount       Withholding       Shares Issued (a)
                             ----                                          ------------       -----------       -----------------
Michael J. Parrella, Chief Executive Officer and Chairman of the Board      $125,000            $81,000                81
Irene Lebovics, President                                                     46,000             27,000                27
Cy E. Hammond, Senior Vice President and Chief Financial Officer              72,000             41,000                41
R. Wayne Darville, Chief Operating Officer, Artera Group, Inc.               100,000             63,333             63.33253

Note:
----
(a)  We did not receive cash proceeds for these issuances.

     Also in March 2005, we issued 510 shares of our series I convertible preferred stock to Steven Salkind, Carole Salkind's son, in exchange for an aggregate of unpaid cash consulting fees of $510,000 accrued through June 12, 2005, representing all cash consulting fees payable to various entities affiliated with Carole Salkind pursuant to expired or expiring consulting agreements (but not payable to Morton Salkind personally pursuant to his January 2005 agreement). These consulting fees had previously been assigned to Steven Salkind by these entities.

SpringerRun, Inc.:

     In July 2003, we entered into a consulting agreement with SpringerRun, Inc. John McCloy II, a director of NCT, is Chairman of the Board of Directors, Chief Executive Officer and a 40% stockholder of SpringerRun. John McCloy II's son, John McCloy III, is President, Treasurer, Secretary, a Director and a 25% stockholder of SpringerRun. John McCloy II's son, Rush McCloy, is a 25%
stockholder of SpringerRun. Under this consulting agreement, SpringerRun provides consulting services to us, consisting primarily of raising capital and debt financing, identifying potential joint ventures and other strategic transactions and finding distributors, licensees and end users for our products and technologies. The initial term of the SpringerRun agreement was one year, but it was extended by the parties for a second year and is automatically extended for additional one-year terms unless terminated prior to the start of any one-year term by either party. Under the agreement, we have agreed to pay SpringerRun the following compensation: 6% of the amount of any equity financing arranged by SpringerRun plus 5% of this amount payable in warrants to purchase shares of our common stock; 1% of the amount of any debt financing arranged by SpringerRun; and 7% of our net revenues resulting from joint ventures or distribution, license or end user agreements arranged by SpringerRun for the first three years of these agreements and 5% of net revenues resulting from these agreements thereafter. In lieu of cash, some of the compensation described above may, at SpringerRun's request and if agreed to by us, be paid in shares of our common stock or in the shares of any joint venture entity entered into by us. The material terms and conditions of this agreement, including the compensation formulas, are comparable to those used by us with similarly situated, unrelated consultants. We have paid expenses aggregating approximately $7,000 on behalf of SpringerRun through December 31, 2005. The compensation earned by SpringerRun under the agreement through December 31, 2005 was $1,033 and has been offset against the expenses paid by us on behalf of SpringerRun.

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

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


new royalty amounts payable are comparable with those currently payable to similarly situated, unrelated finders and master distributors, respectively.

     In September 2003, Artera Group entered into a master distributor agreement with Spyder under which Spyder distributes the Artera Turbo service in the United States, Canada, South America and Central America. This agreement superseded a prior agreement entered into in October 2002. The term of the agreement is five years. The agreement includes a compensation structure based on royalties payable by Spyder to Artera Group on sales to distributors by Spyder. The royalties are calculated on a per unit basis and vary based upon the size and category of the end user of the product and the support services provided by Artera Group. On August 1, 2004, Artera Group and Spyder amended this agreement to amend, among other things, the royalty amounts payable under the agreement.

     Also in September 2003, Artera Group entered into a reseller agreement with Spyder under which Spyder resells the Artera Turbo service in the United States, Canada, South America and Central America. Spyder is to pay Artera Group per unit royalties that vary based upon the size and category of the end user of the product. The term of the agreement is one year, with possible renewals. On August 1, 2004, Artera Group and Spyder amended this agreement to amend, among other things, the royalty amounts payable under the agreement.

     On August 1, 2004, Artera Group and Spyder entered into a finder agreement under which Spyder will assist Artera Group in finding master distributors and resellers for Artera Group's Artera Turbo service. Artera Group will pay Spyder a monthly commission based upon agreements with master distributors or resellers reached by Artera Group as a result of Spyder's performance.

     Prior to December 16, 2005, from time to time on an "as needed" basis, Spyder Technologies Group, LLC provided technical consulting services to Artera Group pertaining to Artera Turbo. On May 1, 2005, we amended this arrangement to change the cash compensation payable to Spyder from $20 per hour to $365 per day (or $45.63 per hour for a pro rata portion thereof based on an eight-hour day). No additional compensation is paid for hours in excess of eight per day. In addition, Spyder received a one-time payment of approximately $11,900, which effectively made the rate increase retroactive to January 1, 2005.

     On December 16, 2005, we, Artera Group and Spyder entered into a Consulting Agreement, pursuant to which, among other things:

     o Spyder serves as a consultant to Artera Group and performs certain computer and data processing services for which Spyder receives a cash consulting fee of $365.00 per day;
     o Spyder assigned to Artera Group any and all of Spyder's rights in certain intellectual property developed by Spyder prior to the date of the consulting agreement, for which Spyder will receive a fee of 2% of the net revenues received by Artera Group from its "Rev the Web" service; and
     o Spyder assigned to Artera Group any and all of Spyder's rights in certain intellectual property developed by Spyder from and after the date of the consulting agreement;

Spyder earned aggregate technical consulting fees of $86,840, $115,206 and $82,707 for the years ended December 31, 2003, 2004 and 2005, respectively.

Incentive Compensation of Management:

     Our Chairman of the Board of Directors and Chief Executive Officer, who, at December 31, 2005, held options to purchase an aggregate of 235,918,634 shares of our common stock, participated in an incentive bonus arrangement, consisting of 1% of the value, in cash or otherwise, of transactions consummated by us with third parties. Effective September 30, 2005, this incentive bonus arrangement was modified to calculate bonuses based only on a percentage of product sales, licenses, royalties and similar revenues. Under this bonus arrangement, we included in selling, general and administrative costs approximately $433,000, $902,000 and $84,000 for the years ended December 31, 2003, 2004 and 2005, respectively. At December 31, 2004 and 2005, $879,000 and $444,000, respectively was due this officer under this arrangement.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     Our President and director, who, at December 31, 2005, held options to purchase an aggregate of 56,368,073 shares of our common stock, participated in an incentive bonus arrangement consisting of 1/3% of the value, in cash or otherwise, of transactions consummated by us with third parties. Effective September 30, 2005, this incentive bonus arrangement was modified to calculate bonuses based only on a percentage of product sales, licenses, royalties and similar revenues. Under this bonus arrangement, we included in selling, general and administrative costs approximately $144,000, $300,000 and $28,000 for the years ended December 31, 2003, 2004 and 2005, respectively. At December 31, 2004 and 2005, $372,000 and $140,000, respectively was due this officer under this arrangement.

     Our Senior Vice President, Chief Financial Officer and director, who, at December 31, 2005 held options to purchase an aggregate of 43,756,024 shares of our common stock, participated in an incentive bonus arrangement consisting of 1/2% of the value, in cash or otherwise, of transactions consummated by us with third parties. Effective September 30, 2005, this incentive bonus arrangement was modified to calculate bonuses based only on a percentage of product sales, licenses, royalties and similar revenues. Under this bonus arrangement, we included in selling, general and administrative costs approximately $217,000, $451,000 and $42,000 for the years ended December 31, 2003, 2004 and 2005,
respectively.   At  December  31,  2004  and  2005,   $558,000   and   $209,000,
respectively, was due this officer under this arrangement.

     On March 31, 2005, the three executives agreed to waive a portion of their incentive bonus earned in 2004. The amounts waived were $326,000, $107,000 and $158,000 for the Chief Executive Officer, President and Chief Financial Officer, respectively. Further, the payment of a portion of their remaining bonus amounts is subject to certain limitations. In addition, effective January 1, 2005, this bonus arrangement was revised to calculate and bonuses based on certain actual cash inflows. Bonuses based on equity or financing cash inflows ceased effective September 30, 2005.

     As noted in the series I preferred stock discussion, in March 2005, we issued an aggregate of 212.33253 shares of our series I convertible preferred stock to four executive officers in exchange for accrued but unpaid incentive cash bonuses of $343,000 (before income tax withholding). During the year ended December 31, 2005, these executive officers converted all of their shares of our series I preferred stock into 10,111,072 shares of our common stock.

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

     Effective April 30, 2004, Jonathan Charry, an executive officer, resigned from his employment with us as our Senior Vice President, Corporate Development. On various dates in 2000 and 2001, Dr. Charry had entered into short-term promissory notes to borrow funds from us in anticipation of payments due him under his incentive compensation arrangement. As of May 1, 2002, the borrowed funds had not been repaid but were consolidated with interest into an outstanding promissory note due January 15, 2003 in the principal amount of $108,000. The note bore interest at an annual rate of 6.0% through its due date of January 15, 2003, and at prime plus 5% thereafter. This note has not been paid. We continue to seek collection on the May 1, 2002 note. In 2004, we recorded a reserve for uncollectible accounts of approximately $0.1 million for the portion of the May 1, 2002 note receivable from Dr. Charry (plus accrued interest) in excess of the amount we owed to Dr. Charry. At December 31, 2004 and 2005, the total amount outstanding under this note, including accrued but unpaid interest through the date a reserve was recorded was $127,000 and $98,000, respectively.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Kambrium, AB:

     On May 20, 2004, we entered into a consulting agreement with Kambrium, AB, a Swedish consulting firm. Under this agreement, Kambrium assists us in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities for our Artera Group business and our Artera Turbo product lines, primarily in Scandinavia. We paid Kambrium an up-front, one-time engagement fee of $30,000 to cover Kambrium's first-year expenses for their provision of services to us. In addition, our agreement with Kambrium provides for future pay-for-performance consideration that is generally based on a percentage of the value of the revenue or funding received by us as a result of Kambrium's efforts. Our former Senior Vice President, Corporate Development was engaged by Kambrium to provide Kambrium with product expertise to facilitate Kambrium's efforts on our behalf.

Manatt Jones Global Strategies, LLC:

     On July 1, 2004, we entered into a sixteen-month consulting agreement with Manatt Jones Global Strategies, LLC, a consulting firm, which agreement was later extended through December 31, 2005. Under this agreement, Manatt Jones assisted us in establishing distribution relationships, large end user sales, resellers, capital funding, joint venture partners and private network opportunities for our Artera Group business and our Artera Turbo product lines, primarily in Mexico, Latin America and Asia through the firm's extensive contacts in those regions, but also in the U.S. and elsewhere through the firm's extensive contacts in the Washington, D.C. area. Manatt Jones also provided us with use of their Washington, D.C. and New York City offices. Under this agreement, we paid a monthly fee of $16,250 to Manatt Jones for these services. Manatt Jones recruited our former Senior Vice President, Corporate Development to serve as a Managing Director in which capacity he was able to support Manatt Jones's efforts on our behalf as a result of his availability and his experience with our Artera Group business. The total paid in 2004 and 2005 under this agreement was $98,000 and $130,000, respectively.

LightSpeed Networks, Inc.:

     On July 30, 2004, we entered into a two-year consulting agreement with LightSpeed Networks, Inc., a consulting firm. Under this agreement, LightSpeed assists us, in particular Artera Group, in establishing distribution relationships and securing capital, funding and joint ventures. Our agreement with LightSpeed provides for future pay-for-performance consideration (after a threshold is met) that is generally based on a percentage of the value of the revenue or funding received by us as a result of LightSpeed's efforts. Our former Senior Vice President, Corporate Development is the President and sole stockholder of LightSpeed. In addition, under the agreement with LightSpeed, we agreed to waive the expiration of options that otherwise would have expired three months after his resignation from employment with us and to accelerate the vesting of any unvested options then held by the former officer, in order to provide him additional incentive to further our business objectives through his efforts with LightSpeed, resulting in a charge in 2004 of $0.1 million. To date, we have made no payments under this arrangement.

Alpha Capital Aktiengesellschaft and Libra Finance, S.A.:

     In April 2003, we issued a convertible note in the aggregate principal amount of $235,000 to Alpha Capital Aktiengesellschaft, a beneficial owner of more than 5% of our common stock. The note matured on April 22, 2005 and bore interest at 8% per annum until maturity and bears interest at an 18% per annum default rate thereafter. The note is convertible into shares of our common stock at a conversion price per share of $0.04. We would be required to make certain liquidating damages payments if we fail to effect a requested conversion in a timely manner. We also have an obligation to register for resale the shares of our common stock issuable upon conversion of the note.

     In September 2003, we issued a convertible note in the aggregate principal amount of $400,000 to Alpha Capital and an additional convertible note in the aggregate principal amount of $40,000 to Libra Finance, S.A., a third party finder and a beneficial owner of more than 5% of our common stock. The notes matured on September 4, 2005 and bore interest at 8% per annum until maturity and bears interest at an 18% per annum default rate thereafter. The notes are convertible into shares of our common stock at a conversion price per share of 80% of the average closing bid price of our common stock for the five trading days prior to conversion. We would be required

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


to make certain liquidating damages payments if we fail to effect a requested conversion in a timely manner. We also have an obligation to register for resale the shares of our common stock issuable upon conversion of the note.

     In July 2004, we issued a subordinated collateralized convertible note in the aggregate principal amount of $400,000 to Alpha Capital and an unsecured convertible note in the aggregate principal amount of $40,000 to Libra Finance, as third party finder. The notes mature on July 23, 2006 and bear interest at 8% per annum until maturity and bear interest at an 18% per annum default rate thereafter. The notes are convertible into shares of our common stock at a conversion price per share equal to the lesser of $0.0232 or 80% of the average closing bid price of our common stock for the five trading days prior to conversion. We would be required to make certain payments if we fail to effect a requested conversion in a timely manner. In connection with the issuance of the note to Alpha Capital, we issued Alpha Capital a five-year warrant to acquire 5,555,556 shares of our common stock at an exercise price per share equal to the conversion price of the note. We also have an obligation to register for resale the shares of our common stock issuable upon conversion of the notes and exercise of the warrant.

Crammer Road LLC:

     We have executed a number of transactions with Crammer Road (see Note 15), a beneficial owner of more than 5% of our common stock. In May 2004, we issued 27 shares ($270,000 stated value) of our series H preferred stock to Crammer Road for cash advanced in prior years of $230,000 less related fees of $24,500. In connection with the issuance, a beneficial conversion feature of $0.1 million was recorded as a reduction to the outstanding balance of the preferred stock and an increase to additional paid-in capital. The beneficial conversion feature was immediately amortized because the series H preferred was eligible to be converted on the date of issuance.

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road, that supersedes and replaces our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn replaced a similar agreement dated as of July 25, 2002. The new credit agreement gives us the right to sell to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5.0 million of our common stock at a 7% discount from the market value of our common stock determined at the time of a put. During the year ended December 31, 2005, we sold a total of 18,756,756 shares of our common stock to Crammer Road under this agreement, resulting in gross proceeds of $133,700.

21.  Income Taxes:

     We provide for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred tax assets and liabilities are established for temporary differences between tax and financial reporting bases of assets and liabilities. A valuation allowance is established when we determine that it is more likely than not that a deferred tax asset will not be realized. Our temporary differences primarily result from losses on investments and available-for-sale securities, differing book and tax depreciation and amortization and compensation expenses related to warrants and options.

     We file consolidated federal and state tax returns. At December 31, 2005, we had available estimated net operating loss carryforwards of approximately $258.3 million, estimated capital loss carryforwards of $3.6 million and estimated research and development credit carryforwards of approximately $2.4 million for federal income tax purposes, of which approximately $47.9 million will expire within the five years ending December 31, 2010 ($1.8 million expire in 2006) and approximately $210.4 million of net operating loss carryforwards and all capital loss carryforwards and research and development credits expire at various dates from December 31, 2011 through December 31, 2025. In addition, the net operating losses of acquired companies prior to their related acquisitions by us have not been included above. Our ability to utilize our net operating loss and capital loss carryforwards and research and development credits may be severely limited and subject to an annual limitation under
Section 382 of the Internal Revenue Code.

     The difference between the statutory tax rate of 34% and our effective tax rate of 0% is primarily due to the increase in the valuation allowance of $18.0 million and $7.8 million in 2004 and 2005, respectively. The difference is as follows:

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



                                                                        Years Ended December 31,
                                                        -----------------------------------------------------
                                                              2003               2004               2005
                                                            Restated           Restated
                                                        ----------------   ----------------  ----------------
Statutory rate                                               (34.0)%            (34.0)%           (34.0)%
State tax net of federal effect                               (5.6)              (5.6)             (5.6)
Permanent differences:
    Beneficial Conversion                                      5.9               13.0              23.2
    Other                                                      0.1               (3.9)              0.2
Effect of expirations of and adjustments to prior year
     net operating loss carryforwards                        (23.5)              (1.0)              8.2
Other                                                            -                1.0              (4.1)
Increase in valuation allowance                               57.1               30.5              12.1
                                                        ----------------   ----------------  ----------------
     Effective tax rate                                          - %                - %               - %
                                                        ================   ================  ================

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:



                                                          (In thousands of dollars)
                                                                  December 31,
                                                     --------------------------------------
                                                            2004               2005
                                                         Restated
                                                     ------------------  ------------------
Accounts receivable                                  $             140   $             139
Inventory                                                          135                  80
Investments                                                      4,525               4,525
Property, equipment and intangibles                              2,105               2,105
Accrued expenses                                                   437                 628
Stock compensation                                               9,422               9,429
Derivative liabilities                                          (1,253)            (16,245)
                                                     ------------------  ------------------
     Total temporary differences                     $          15,511   $             661
Net operating and capital loss carryforwards                    78,949             101,718
Federal research and development credits                         2,597               2,456
                                                     ------------------  ------------------
                                                     $          97,057   $         104,835
Less:  Valuation allowance                                     (97,057)          (104,835)
                                                     ------------------  ------------------
     Deferred taxes                                  $               -   $               -
                                                     ==================  ==================

22.  Litigation:

Founding Midcore Shareholder Litigation:

     In April 2004, Jerrold Metcoff and David Wilson filed a complaint against us and Michael Parrella, our Chairman and Chief Executive Officer, in Connecticut state court, which complaint was subsequently amended to add Carole Salkind and her spouse, Morton Salkind, as defendants. The plaintiffs allege that we and Mr. Parrella breached a number of representations, warranties and obligations under or relating to the August 29, 2000 Agreement and Plan of Merger by which Metcoff, Wilson and others sold to us 100% of the outstanding shares of a

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


corporation that became our subsidiary, Midcore Software, Inc. Among those obligations was the obligation for us to issue to Metcoff and Wilson an aggregate of 60,359,576 shares of our common stock, which we have not done. The plaintiffs also allege that we and Mr. Parrella engaged in intentional and/or negligent misrepresentations, fraudulent transfers of intellectual property and other company assets, unfair trade practices and breaches of an implied covenant of good faith and fair dealing. The complaint, as amended, seeks damages, punitive damages, interest and attorneys' fees, and seeks a declaration that the intellectual property acquired from the plaintiffs by the corporation that became Midcore Software, Inc. (which intellectual property is currently used in our Artera Turbo service offerings) is held in trust for the benefit of the plaintiffs. The damages, punitive damages, interest and attorneys' fees sought in the substitute complaint are all for unspecified amounts, but in other court filings in the case, the plaintiffs have alleged that the total cash amount they are owed exceeds $4.2 million. Mr. Parrella has told us that he intends to deny the material allegations against him.

     On October 3, 2005, at our request, the court required the plaintiffs to revise their second amended complaint with respect to, among other things, the removal of certain references to members of our Board of Directors other than Mr. Parrella. On October 19, 2005, Metcoff and Wilson filed a revised complaint. On November 2, 2005, we filed a request to further revise the revised complaint. On December 20, 2005, the court required the plaintiffs to further revise the revised complaint. On January 4, 2006, the plaintiffs filed a second revised complaint. On January 27, 2006, we filed a motion to strike certain counts set forth in the plaintiffs' second revised complaint, including certain claims of breach of contract and breach of contractual representation and warranties against various corporate defendants and claims of breach of fiduciary duty against Mr. Parrella. This motion is currently pending before the court. Discovery in the case is ongoing.

     In November 2005, Messrs. Metcoff and Wilson filed a separate complaint against John McCloy, Sam Oolie, Irene Lebovics and Cy Hammond (members of our Board of Directors) in Connecticut state court asserting claims against them for breaches of fiduciary duty and unfair trade practices in connection with the transactions relating to the August 29, 2000 Agreement and Plan of Merger. The damages, punitive damages, interest and attorneys' fees sought in the complaint are for unspecified amounts. Messrs. McCloy, Oolie and Hammond and Ms. Lebovics have indicated to us that they intend to deny the allegations against them. On December 5, 2005, Metcoff and Wilson filed an amended complaint. On January 12, 2006, the four defendants in this action filed a request to revise the amended complaint, and, on February 10, 2006, the plaintiffs filed their objections to the request to revise. This motion is currently pending before the court.

     We have agreed to indemnify Messrs. Parrella, McCloy, Oolie and Hammond and Ms. Lebovics, to the extent permitted by our certificate of incorporation and applicable law, for any liabilities (including legal fees) they may incur as a result of the claims against them in these actions. We submitted the claims against Messrs. Parrella, McCloy, Oolie and Hammond and Ms. Lebovics in the cases to our director and officer indemnification insurance carrier, which has denied coverage of all of the claims against Messrs. Parrella, McCloy, Oolie and Hammond and Ms. Lebovics.

     Carole Salkind has demanded that we indemnify her, in connection with her security interests under our promissory notes to her, for legal fees she incurs in the action against her. During the year ended December 31, 2005, Ms. Salkind incurred approximately $16,600 in such legal fees, of which we paid approximately $5,400 during that period.

Artera Trademark Oppositions:

     In December 2002, Altera Corporation filed oppositions to the granting of all of our pending U.S. trademark registration applications for "Artera Turbo" and of some of our pending U.S. trademark registration applications for "Artera." In February 2006, we entered into a settlement agreement with Altera Corporation pursuant to which, among other things, we agreed to withdraw our U.S. trademark registration and applications for "Artera" and not to use the term "Artera" alone as a corporate name, business name or trademark. In addition, we agreed to amend our U.S. trademark registration applications for "Artera Turbo" to apply to, among other things, "computer software for optimizing Internet and Intranet network bandwidth utilization and accelerating data transmission over communication lines." In return, Altera agreed to dismiss its pending oppositions against the applications for "Artera Turbo."

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     Based upon information currently available to us, we believe that adequate provisions have been estimated and included in our consolidated financial statements for these matters.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


23.  Commitments and Contingencies:

     We are obligated for minimum annual rentals under operating leases for offices, warehouse space and laboratory space, expiring through March 2010 with various renewal options, as follows:

Leases:


Year ending                              (In thousands of dollars)
December 31,                                      Amount
-------------------------------             -------------------
     2006                                   $            675
     2007                                                677
     2008                                                587
     2009                                                415
     2010                                                 92
     Thereafter                                            -
                                            -------------------
Total minimum lease payments                $          2,446
                                            ===================

     Rent expense was $0.7 million, $0.8 million and $0.8 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Benefit Plan Liability:

     In April 1996, we established the NCT Group, Inc. Benefit Plan (the "Benefit Plan"), which provides, among other coverage, various health care benefits to employees and directors of our U.S. operations. We administer this modified self-insured Benefit Plan through a commercial third-party administrative health care provider. Our maximum aggregate benefit exposure in each Benefit Plan fiscal year is limited to $0.6 million, while individual benefit exposure in each Benefit Plan fiscal year is limited to $45,000. Benefit claims in excess of these individual or maximum aggregate stop loss limits are covered by a commercial insurance provider to which we pay a nominal premium for such stop loss coverage. We record benefit claim expense in the period in which the benefit claim is incurred. We believe we have sufficient accruals to meet our obligation at December 31, 2005.

Contingencies:

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road requires us to sell to Crammer Road at least an aggregate of $5.0 million of our common stock at a 7% discount from the market value of our common stock determined at the time of a put. During the year ended December 31, 2005, we sold a total of 18,756,756 shares of our common stock to Crammer Road pursuant to our private equity credit agreement for gross proceeds of approximately $134,000 at prices determined pursuant to the provisions of the agreement, which prices were less than $0.01 per share, the current par value of our common stock.

     Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. We have put shares under the private equity credit agreement that were sold below par value. We are currently engaged in discussions with Crammer Road regarding this shortfall. Since October 12, 2005, we have not and in the future we do not intend to sell shares pursuant to the private equity credit agreement when the purchase price of such shares would be less than par value. We also have not and do not intend to fulfill conversion requests for preferred stock or convertible notes or exercise requests for warrants or options if to do so would require us to issue shares of our common stock at a conversion or exercise price less than the par value of our common stock.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


24.  Segment Information:

     Management views NCT as being organized into three reportable operating segments: communications, media and technology. Reportable segment data as of December 31, 2003, 2004 and 2005 and for the years then ended are provided in the table below. Revenue from our discontinued operations (Note 3) has been reclassified and is therefore not included in the revenue amounts presented below. Information about our operating segments is found following the table. Information about the goodwill and related impairment of our operating segments is found in Note 2.

     The Other data columns are used to reconcile the reportable segment data to the consolidated financial statements and is segregated into two categories, other-corporate and other-consolidating. Other-corporate consists of items maintained at our corporate headquarters and not allocated to the segments. This includes most of our debt and related cash, cash equivalents and net interest expense, litigation liabilities and non-operating fixed assets. Also included in the components of revenue attributed to other-corporate are license fees and royalty revenue from subsidiaries that are offset (eliminated) in the other-consolidating column. Other-consolidating consists of items eliminated in consolidation, such as inter-segment revenue.


                                                                             (In thousands of dollars)
                                                                                        Total
                                            Communi-                  Tech-     Reportable   ------------ Other ---------   Grand
                                            cations        Media      nology     Segments      Corporate   Consolidating    Total
                                          ----------    ----------   --------   -----------  ------------ --------------- ----------
    2005:
   License Fees and Royalties - External   $  1,555      $    535    $   111    $   2,201    $      712      $   (712)     $  2,201
   Other Revenue - External                   2,020            11          -        2,031             -            (2)        2,029
   Revenue - Other Operating Segments         1,017             1          -        1,018            67        (1,085)            -
   Interest (Income) Expense, net             5,106         4,420       (554)       8,972        58,944            (1)       67,915
   Depreciation/Amortization                  1,104         1,644          -        2,748            46        (2,386)          408
   Net Loss                                 (13,197)       (6,336)       481      (19,052)      (39,938)       18,252       (40,738)
   Segment Assets                            13,279        20,995        683       34,957         2,826       (33,063)        4,720
   Capital Expenditures                         887             -          -          887             -             -           887


    2004 Restated:
   License Fees and Royalties - External   $  1,116      $  2,140    $   166    $   3,422    $      566      $   (566)     $  3,422
   Other Revenue - External                   1,882            24          -        1,906             -             -         1,906
   Revenue - Other Operating Segments         1,094             5          -        1,099            (3)       (1,096)            -
   Interest (Income) Expense, net             3,265         3,030       (385)       5,910        49,766             -        55,676
   Depreciation/Amortization                  1,019         1,643          2        2,664           111        (2,392)          383
   Net Loss                                 (13,530)       (7,483)       196      (20,817)      (40,625)        2,391       (59,051)
   Segment Assets                            14,754        22,731        756       38,241         2,377       (35,164)        5,454
   Capital Expenditures                          79             -          -           79             -             -            79


    2003 Restated:
   License Fees and Royalties - External   $    843      $  2,140    $    14    $   2,997    $       16      $      -      $  3,013
   Other Revenue - External                   1,722            35          -        1,757             -             -         1,757
   Revenue - Other Operating Segments         1,116             9          -        1,125           173        (1,298)            -
   Interest (Income) Expense, net             2,593         2,796       (353)       5,036        11,384             -        16,420
   Depreciation/Amortization                  1,003         1,826        115        2,944           166        (2,386)          724
   Net Loss                                 (14,398)       (4,038)       (37)     (18,473)     (132,933)      118,696       (32,710)
   Segment Assets                            21,279        24,548      2,017       47,844         2,486       (37,555)       12,775
   Capital Expenditures                         150             -          -          150             -             -           150


Communications:

Artera Group, Inc.:

     Artera Group develops and markets our Artera Turbo software that we believe improves the effective performance of communication lines for Internet-based applications such as web browsing, e-mail and file transfers. The service accomplishes these improvements by employing a number of patent-pending, performance enhancement techniques that decrease the size and increase efficiencies in the movement, storage and delivery of electronic data.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


Pro Tech Communications, Inc.:

     Pro Tech engineers, designs and distributes audio and communications solutions and other products for consumers, business users and industrial users. Pro Tech's products include:

     o    NoiseBuster noise canceling consumer audio headphones;
     o NoiseBuster noise canceling safety earmuffs for use in high noise industrial environments;
     o    Apollo headsets and amplifiers for use in contact centers; and
     o    ProCom headsets for use in quick-service restaurants.

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

Media:

     Our media segment, through our Hospital Radio Network business, distributes a micro broadcasting system that delivers place-based broadcast and billboard advertising. We use our proprietary digital technology to deliver advertising messages interspersed with CD-quality music programming to hospitals and other health care facilities. In September 2005, we decided to modify the business model for our Hospital Radio Network business. Instead of continuing to directly operate this business, under our modified business model, we are licensing our proprietary technology used in this business to third parties. In exchange, we will receive a percentage of the advertising revenues generated by these third parties through existing and new installations of our Sight & Sound systems in health care facilities. Our initial licensee is a company whose president is a former sales manager of HRN.

Technology:

Advancel Logic Corporation:

     Our Advancel Logic Corporation subsidiary participates in the native Java embedded microprocessor market. We have licensed certain Advancel-developed technology to STMicroelectronics SA for smart card applications, and since 2003, STMicroelectronics has been shipping orders of its smart cards incorporating this technology.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


25.  Geographical Information (by country of origin) - Total Segments:


                                          (In thousands of dollars)
                                           As of December 31, and
                                          For the Years then Ended
                          --------------------------------------------------
                                2003              2004             2005
                          ---------------   ---------------  ---------------
Revenue
   United States          $        2,202    $        1,998   $        1,998
   Europe                          2,179             2,230              693
   Far East                          389             1,100            1,521
   Other                               -                 -               18
                          ---------------   ---------------  ---------------
     Total                $        4,770    $        5,328   $        4,230
                          ===============   ===============  ===============

Identifiable Assets
   United States                            $        5,353   $        4,618
   Europe                                              101              102
                                            ---------------  ---------------
     Total                                  $        5,454   $        4,720
                                            ===============  ===============

26.  Subsequent Events:

Transactions with Carole Salkind:

     From January 11, 2006 through March 24, 2006, we issued six 8% convertible notes (the "New Financing Notes") in the cumulative principal amount of $3,075,000 for which we were paid $1,950,000 in cash. The New Financing Notes are due upon demand, but in no event later than six months from the date of issuance. From January 12, 2006 through March 10, 2006, we issued four 8% convertible notes (the "Refinancing Notes") in the cumulative principal amount of $75,791,130 to replace notes in default. The cumulative principal amount of the Refinancing Notes represent the aggregate principal rolled over ($66,366,030), default penalty (10% of the principal in default) and accrued interest. The Refinancing Notes mature six months from the date of issuance. Also on February 13, 2006, we issued a 12% convertible note in the principal amount of $652,655 to effect payment of the quarterly interest installment due under the $5,000,000 note dated December 22, 2004. The principal amount of this note represents the interest installment due January 1, 2006 ($149,589), default interest thereon and interest default penalty (10% of the then outstanding principal). This note matures six months from the date of issuance. All of the notes are secured by substantially all of our assets. The notes bear interest at the stated rate until the due date of the notes, or until demand is made for repayment of the notes, as appropriate, and bear interest at a default rate equal to the stated rate of interest plus 5% on any amount of principal or interest that is not paid when due or upon demand. Interest is payable upon maturity of the notes or upon demand for repayment as determined by the terms of the note. At the election of Ms. Salkind, the notes may be converted into shares of our common stock at a conversion price per share equal to the greater of (i) the amount indicated in the tables below or (ii) the par value of NCT common stock on the date of conversion. At the election of Ms. Salkind, the notes may be exchanged for shares of common stock of any of our subsidiaries (except Pro Tech Communications, Inc.) that makes a public offering of its common stock (at the public offering price). The value of this option is de minimis. The notes contain events of default, any one of which (if not cured) triggers a default penalty of 10% of the then outstanding principal. If triggered, the default penalty, along with the outstanding principal and accrued interest, becomes immediately due and payable. Events of default include the failure to pay principal and interest when due and the failure to issue shares of common stock upon exercise of conversion rights.

     In conjunction with the issuance of certain of the notes, we issued 1,319,000,000 five-year warrants to acquire shares of our common at an exercise price per share equal to the greater of (i) the amount indicated in the table below or (ii) the par value of NCT common stock on the date of exercise. The issuance of these warrants will result in a debt discount upon the allocation of a portion of the proceeds to the warrant based on the warrant's fair value. In addition, there may be a beneficial conversion feature if the fair value of the stock issuable upon conversion exceeds the remainder of the proceeds allocable to the notes.

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     The following tables set forth certain information regarding the New Financing Notes, The Refinancing Notes and the warrants issued to Carole Salkind Between January 1, 2006 and March 24, 2006:

New Financing Notes:

        Issue           Due                            Cash          Conversion
        Date            Date       Principal         Received           Price
    -------------   -----------  ------------    ---------------  -------------
      1/11/2006      7/11/2006     $375,000      $    300,000          $0.0034
      1/24/2006      7/24/2006      375,000           300,000           0.0033
      2/13/2006      8/13/2006      375,000           300,000           0.0030
      2/27/2006      8/27/2006      850,000           450,000           0.0029
      3/10/2006      9/10/2006      550,000           300,000           0.0029
      3/24/2006      9/24/2006      550,000           300,000           0.0025
                                -------------    --------------
                                 $3,075,000       $ 1,950,000
                                =============    ==============

Refinancing Notes:

                                                                                  Principal
                                                                                     of
       Issue           Due                      Conversion   Date of Original     Original        Default       Accrued
       Date            Date       Principal       Price           Notes             Notes         Penalty      Interest
   --------------   ----------  -------------  ------------ -----------------   -------------   -----------   --------------
      1/12/2006      7/12/2006  $ 31,637,249     $0.0037    6/24/05 & 7/8/05    $  27,705,267   $ 2,770,527   $  1,161,455
       2/7/2006       8/7/2006    15,653,600     $0.0021    7/26/05 & 8/1/05       13,699,878     1,369,988        583,734
      2/13/2006      8/13/2006    27,034,868      0.0030     8/8/05 & 8/10/05      23,681,625     2,368,163        985,080
      3/10/2006      9/10/2006     1,465,413      0.0029        8/24/2005           1,279,260       127,926         58,227
                                -------------                                   -------------   -----------   --------------
                                $ 75,791,130                                    $  66,366,030   $ 6,636,604   $  2,788,496
                                =============                                   ==-==========   ===========   ==============

Warrants:
                   Issue         Warrants
                   Date           Issued      Exercise Price
              -----------------------------------------------
                 1/11/2002       20,000,000       $0.0034
                 1/12/2006      521,000,000        0.0037
                 1/24/2006       20,000,000        0.0033
                  2/7/2006      257,750,000        0.0021
                 2/13/2006      476,000,000        0.0030
                 3/10/2006       24,250,000        0.0029
                              --------------
                              1,319,000,000
                              ==============

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


27.  Selected Quarterly Financial Data (Unaudited):

     The following tables contain selected quarterly financial data for each quarter of 2005 and 2004. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future periods.

     We restated loss attributable to common stockholders and loss per share - basic and diluted for the first, second and third quarters of 2005 to correct the accounting for certain of our embedded derivative securities.


                                                                             For the three months ended
                                                           --------------------------------------------------------------
Net loss                                                   March 31, 2005    June 30, 2005     September 30, 2005
---------                                                  ---------------   ----------------  ------------------
As previously reported                                          $ (16,951)         $ (16,732)           $ (26,190)

   Penalties with respect to preferred stock
    subject to conversion into a variable number of shares         (1,428)            (1,332)               6,165
   Change in fair value of derivative liabilities                   3,461             (1,715)              35,037
   Additional debt discount and beneficial conversion              (4,737)            (1,285)                  14
   Preferred dividends                                               (173)              (175)                (174)
                                                           ---------------   ----------------  ------------------
As restated                                                     $ (19,828)         $ (21,239)           $  14,852
                                                           ===============   ================  ==================

     As a result of the above detailed adjustments,  other (income) expense, net
(decreased) increased $(2,033), $3,047 and $(41,202) from the amounts previously reported during the three months ended March 31, June 30 and September 30, 2005, respectively and interest expense, net increased $4,910, $1,460 and $2,999 from the amounts previously reported during the three months ended March 31, June 30 and September 30, 2005, respectively.

                                                                                   For the three months ended
                                                           -------------------------------------------------------------------------
Net loss                                                   March 31, 2004    June 30, 2004     September 30, 2004  December 31, 2004
---------                                                  ---------------   ----------------  ------------------  -----------------
As previously reported                                          $ (15,740)         $ (10,047)           $ (10,415)        $ (28,424)

   Penalties with respect to preferred stock
    subject to conversion into a variable number of shares           (203)            (1,994)              (1,422)           (1,412)
   Additional debt discount and beneficial conversion              (3,601)            (4,541)              (4,006)             (165)
   Change in fair value of derivative liabilities                  (7,715)            15,709               15,003               617
   Preferred dividends                                               (172)              (173)                (177)             (175)
                                                           ---------------   ----------------  ------------------  -----------------
As restated                                                     $ (27,431)          $ (1,046)            $ (1,017)        $ (29,559)
                                                           ===============   ================  ==================  =================

     As a result of the above detailed adjustments, other (income) expense, net increased (decreased) $7,918, $(13,715), $(13,581) and $795 from the amounts previously reported during the three months ended March 31, June 30, September
30 and December 31, 2004,  respectively  and  interest  expense,  net  increased
$3,773, $4,714, $4,183 and $340 during the three months ended March 31, June 30,
September 30 and December 31, 2004, respectively.

                                                                             For the three months ended
                                                           --------------------------------------------------------------
Net loss attributable to common stockholders               March 31, 2005    June 30, 2005     September 30, 2005
--------------------------------------------               ---------------   ----------------  ------------------
As previously reported                                     $      (19,612)   $       (19,332)  $          (26,190)

   Penalties with respect to preferred stock
    subject to conversion into a variable number of shares            977              1,011                5,913
   Change in fair value of derivative liabilities                   3,461             (1,715)              35,037
   Additional debt discount and beneficial conversion              (4,737)            (1,285)                  14
                                                           ---------------   ----------------  ------------------
As restated                                                $      (19,911)   $       (21,321)  $           14,774
                                                           ===============   ================  ==================

                                                           ---------------   ----------------  ------------------
Loss per common share as previously reported               $        (0.03)   $         (0.03)  $            (0.03)
                                                           ===============   ================  ==================

                                                           ---------------   ----------------  ------------------
Loss per common share as restated                          $        (0.03)   $         (0.03)  $            (0.02)
                                                           ===============   ================  ==================

     As a result of the above detailed  adjustments,  preferred  stock dividends
(decreased) increased $(2,578), $(2,518) and $78 from the amounts previously reported during the three months ended March 31, June 30 and September 30, 2005, respectively.

                                                                                   For the three months ended
                                                           -------------------------------------------------------------------------
Net loss attributable to common stockholders               March 31, 2004    June 30, 2004     September 30, 2004  December 31, 2004
--------------------------------------------               ---------------   ----------------- ------------------  -----------------
As previously reported                                          $ (16,141)          $ (12,255)          $ (12,246)        $ (31,072)

   Dividends and penalties with respect to preferred stock
    subject to conversion into a variable number of shares            (57)                (42)                149               977
   Additional debt discount and beneficial conversion              (3,601)             (4,541)             (4,006)             (165)
   Change in fair value of derivative liabilities                  (7,715)             15,709              15,003               617
                                                           ---------------   -----------------  -----------------   ----------------
As restated                                                     $ (27,514)           $ (1,129)          $  (1,100)        $ (29,643)
                                                           ===============   =================  =================   ================

                                                           ---------------   -----------------  -----------------   ----------------
Loss per common share as previously reported                      $ (0.03)            $ (0.02)            $ (0.02)          $ (0.05)
                                                           ===============   =================  =================   ================

                                                           ---------------   -----------------  -----------------   ----------------
Loss per common share as restated                                 $ (0.05)            $ (0.00)            $ (0.00)          $ (0.05)
                                                           ===============   =================  =================   ================

     As a result of the above detailed adjustments, preferred stock dividends decreased $318, $2,125, $1,748 and $2,564 from the amounts previously reported during the three months ended March 31, June 30, September 30 and December 31,
2004, respectively.


                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005



                                                         (Unaudited; in thousands of dollars, except per share data)
                                                                             Year Ended December 31, 2005
                                            ------------------------------------------------------------------------------------
                                              1st Quarter       2nd Quarter      3rd Quarter       4th Quarter       Full Year   (1)
                                               Restated          Restated         Restated
                                            --------------    --------------    --------------   ---------------  --------------
Net revenue                                 $       1,637     $         843     $       1,017    $          733   $       4,230
Gross profit                                        1,500               596               752               322           3,170
Loss attributable to common stockholders          (19,828)          (21,239)           14,852           (14,848)        (41,063)
Loss per share - basic and diluted *        $       (0.03)    $       (0.03)    $        0.02    $        (0.02)  $       (0.06) *

                                                                             Year Ended December 31, 2004
                                            ------------------------------------------------------------------------------------
                                              1st Quarter       2nd Quarter      3rd Quarter       4th Quarter       Full Year   (1)
                                               Restated          Restated         Restated          Restated          Restated
                                            --------------    --------------    --------------   ---------------  --------------
Net revenue                                 $       1,162     $       1,403     $       1,405    $        1,358   $       5,328
Gross profit                                          932             1,191             1,175               938           4,236
Loss attributable to common stockholders          (27,431)           (1,046)           (1,017)          (29,889)        (59,383)
Loss per share - basic and diluted *        $       (0.05)    $       (0.00)    $       (0.00)   $        (0.05)  $       (0.09) *

Footnotes:
---------
     (1) Does not include net revenue or gross profit for discontinued operations

* Loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter and loss per share for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters' loss per share may not equal the full-year loss per share.

3rd Quarter 2005:
----------------
Includes a reversal of charges accrued of $6.3 million for non-conversion of series H preferred stock into our common stock.
4th Quarter 2004:
----------------
Includes $3.6 million for settlement of PRG claims and $5.9 million goodwill impairment.
3rd Quarter 2004:
----------------
Includes a $4.6 million gain on the dissolution and liquidation of Artera Group International Limited.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE II


Board of Directors and Stockholders of
NCT Group, Inc.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements of NCT Group, Inc. and subsidiaries as of December 31, 2004 and 2005 and for each of the years ended December 31, 2003, 2004 and 2005 taken as a whole. The 2003, 2004 and 2005 information included on
Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/  Eisner LLP
------------------------
     Eisner LLP


New York, New York
March 3, 2006

                                                       SCHEDULE II
NCT GROUP, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands of dollars)


------------------------------------------------------------------------------------------------------------------------------------
             Column A                                     Column B               Column C                  Column D      Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Charged          Charged to
                                                         Balance at     to costs            other                         Balance at
                                                         beginning        and             accounts -       Deductions -     end of
           Description                                     of year      expenses          Describe          Describe         year
------------------------------------                     ----------    ---------         -----------       ------------   ----------
Allowance for doubtful accounts:
       Year ended December 31, 2003                      $    340      $      8          $       (7) (a)   $       -      $     341
       Year ended December 31, 2004                           341            42                 (30) (a)           -            353
       Year ended December 31, 2005                           353            61                 (63) (a)           -            351

Reserve for uncollectible amounts:
       Year ended December 31, 2003                         1,000             -                   -                -          1,000
       Year ended December 31, 2004                         1,000           102                   -                -          1,102
       Year ended December 31, 2005                         1,102            (4)                  -                -          1,098

Allowance for inventory obsolescence:
       Year ended December 31, 2003                           404             -                   -             (122) (b)       282
       Year ended December 31, 2004                           282           114                   -              (54) (b)       342
       Year ended December 31, 2005                           342            85                (192) (c)         (34) (b)       201

Accumulated depreciation:
       Year ended December 31, 2003                         3,796           429                  25  (d)      (1,606) (b)     2,644
       Year ended December 31, 2004                         2,644           249                  20  (d)        (193) (b)     2,720
       Year ended December 31, 2005                         2,720           340                 (56) (d)      (1,289) (b)     1,715

Accumulated goodwill amortization:
       Year ended December 31, 2003                         1,124             -                   -                -          1,124
       Year ended December 31, 2004                         1,124             -                   -             (424) (e)       700
       Year ended December 31, 2005                           700             -                   -                -            700

Accumulated patent and other intangibles amortization:
       Year ended December 31, 2003                         3,960           296                   -                -          4,256
       Year ended December 31, 2004                         4,256           140                   -               (4) (f)     4,392
       Year ended December 31, 2005                         4,392            68                   -               (4) (f)     4,456

Attention is directed to the foregoing report of independent registered accounting firm and to the notes to our consolidated financial statements.

Footnotes:
---------
(a) Accounts written off directly to expense.
(b) Accounts previously reserved for, written off in current year.
(c) Discontinued operations
(d) Currency translation adjustments.
(e) Impairment of goodwill.
(f) Write-off fully amortized intangibles.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2006.

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


         Signature                          Title                      Date
--------------------------------------------------------------------------------


/s/ MICHAEL J. PARRELLA         Chief Executive Officer and       April 17, 2006
-------------------------   Chairman of the Board of Directors
   Michael J. Parrella         (Principal Executive Officer)


/s/ IRENE LEBOVICS                President and Director          April 17, 2006
-------------------------
   Irene Lebovics

/s/ CY E. HAMMOND              Senior Vice President, Chief       April 17, 2006
-------------------------     Financial Officer and Director
   Cy E. Hammond               (Principal Financial Officer)


/s/ JOHN J. MCCLOY                       Director                 April 17, 2006
-------------------------
   John J. McCloy II


/s/ SAMUEL A. OOLIE                      Director                 April 17, 2006
-------------------------
   Samuel A. Oolie



/s/ STEPHAN CARLQUIST                    Director                 April 17, 2006
-------------------------
   Stephan Carlquist



/s/ ROBERT N. ROSE                       Director                 April 17, 2006
-------------------------
   Robert N. Rose