Form 10-K/A
period 2005-12-31
NCT GROUP INC
filed 2006-05-26
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------
                                   FORM 10-K/A
                                  -------------


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

Number of shares of common stock outstanding as of March 15, 2006: 889,483,510

                                EXPLANATORY NOTE

     NCT Group, Inc. (referred to as "we" or "our") is filing this Amendment No.1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, initially filed with the Securities and Exchange Commission on April 17, 2006, to reflect restatements of our Consolidated Balance Sheets as of December 31, 2005 and 2004, and the related Consolidated Statements of Capital Deficit for each of the three years in the period ended December 31, 2005. Our opening balances for additional paid in capital and accumulated deficit have been corrected to reflect the effects of adjustments to the accounting treatment for our series H convertible preferred stock in accordance with the requirements of Emerging Issue Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Accordingly, balance sheet amounts are restated for all periods beginning with 2002. The effect of correcting the adjustments had no impact on the Statements of Operations or Cash Flows for each of the three years in the period ended December 31, 2005.

     This Amendment speaks as of the original filing date of the Form 10-K and reflects only the changes discussed above. Updated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 as exhibits, as well as a consent from Eisner LLP, our independent registered public accounting firm.


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

Signatures                                                                           S-1

                                     PART I

     This Annual Report on Form 10-K/A contains forward-looking statements that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this Annual Report. We have included important factors in the cautionary statements included in this Annual Report, particularly in Item 1A. "Risk Factors," that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Annual Report. You should not place undue reliance on any forward-looking statements. Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report.

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

     We have incurred substantial losses since our inception, including losses of $32.7 million, $59.1 million and $40.7 million for the years ended December 31, 2003, 2004 and 2005, respectively, and we had an accumulated deficit of $389.6 million at December 31, 2005. We expect that we will continue incurring a loss until, at the earliest, we generate sufficient revenue to offset the cost of our operations, including our continuing product development efforts. Our future revenue levels and potential profitability depend on many factors, including the demand for our existing products and services, our ability to develop and sell new products and services and our ability to control costs. We can give no assurance that we will experience any significant revenue growth or that we will ever achieve profitability. Even if we do achieve profitability for a fiscal year, we may be unable to sustain profitability on a quarterly or annual basis in the future. It is possible that our revenue will grow more slowly than we anticipate or that operating expenses will exceed our expectations.

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


                                                                            (in thousands, except per share amounts)
                                                                                    Years Ended December 31,
                                                             ----------------------------------------------------------------------
                                                                  2001           2002          2003         2004           2005
                                                             -------------   ------------  ------------  ------------   ------------
                                                             Restated (a)    Restated (a)  Restated (a)  Restated (a)
RESULTS OF OPERATIONS AND
   LOSS PER SHARE:
REVENUE:
   Technology licensing fees and royalties                   $   5,411       $   4,493     $   3,013     $   3,422      $  2,201 (p)
   Product sales, net                                            4,568           2,697         1,708         1,902         2,003
   Other revenue                                                   132              24            49             4            26
                                                             -------------   ------------  ------------  ------------   ------------
          Total revenue                                      $  10,111       $   7,214     $   4,770     $   5,328      $  4,230
                                                             -------------   ------------  ------------  ------------   ------------
COSTS, EXPENSES AND OTHER INCOME:
  Cost of product sales                                      $   2,568       $   1,279     $     787     $   1,089      $  1,060
  Cost of other revenue                                              2               -            60             3             -
  Selling, general and administrative                           15,538          13,907        17,068 (i)     9,599 (l)     7,340 (q)
  Research and development                                       4,882           3,283         2,984         3,600         4,034
  Other operating (income) expense, net                         36,314 (c)      11,897 (g)         -         5,932 (m)         -
                                                             -------------   ------------  ------------  ------------   ------------
       Operating costs, expenses and other income               59,304          30,366        20,899        20,223        12,434
Non-operating items:
  Other (income) expense, net                                  15,520  (d)       4,628 (h)      (909)(j)   (12,009)(n)   (35,595)(r)
  Interest expense, net                                         6,141  (e)       8,566        16,420 (k)    55,676 (o)    67,915 (s)
                                                             -------------   ------------  ------------  ------------   ------------
       Total costs and expenses                              $  80,965       $  43,560     $  36,410     $  63,890      $ 44,754
Loss attributable to minority interest                             473             458             -             -            59
                                                             -------------   ------------  ------------  ------------   ------------
Loss before discontinued operations and
  cumulative effect of accounting change                     $ (70,381)      $ (35,888)    $ (31,640)    $ (58,562)     $(40,465)
Loss from discontinued operations                               (5,132)         (2,289)       (1,070)         (489)         (273)(t)
Cumulative effect of change in accounting principle             (1,582)(f)           -             -             -             -
                                                             -------------   ------------  ------------  ------------   ------------
NET LOSS                                                     $ (77,095)      $ (38,177)    $ (32,710)    $ (59,051)     $(40,738)
Less:
Preferred Stock dividends                                          309             354           342           332           325
Beneficial conversion features                                     392              46             -             -             -
                                                             -------------   ------------  ------------  ------------   ------------
Loss attributable to common stockholders                     $ (77,796)      $ (38,577)    $ (33,052)    $ (59,383)     $(41,063)
                                                             =============   ============  ============  ============   ============

Loss per share attributable to common stockholders:
 Loss attributable to common stockholders before
  discontinued operations and change in accounting principle $   (0.19)      $   (0.07)    $   (0.06)    $   (0.09)     $  (0.06)
 Loss on discontinued operations and
    change in accounting principle                               (0.02)          (0.01)            -             -             -
                                                             -------------   ------------  ------------  ------------   ------------
 Basic and diluted net loss per share                        $   (0.21)      $   (0.08)    $   (0.06)    $   (0.09)     $  (0.06)
                                                             =============   ============  ============  ============   ============
Weighted average common shares outstanding -
       Basic and diluted (b)                                   377,084         446,423       563,543       645,000       693,521
                                                             =============   ============  ============  ============   ============

                                                                                      As of December 31,
                                                             -----------------------------------------------------------------------
                                                                 2001          2002          2003            2004          2005
                                                             ------------   ------------- -------------  -------------  ------------
BALANCE SHEET DATA:                                          Restated (a)   Restated (a)  Restated (a)   Restated (a)
                                                             -------------   ------------  ------------  ------------   ------------
 Total assets                                                $  20,009       $  13,569     $  12,775     $   5,454      $  4,720
 Total current liabilities                                      59,003          84,330       109,289       126,412       138,352
 Total long term liabilities                                     7,765           5,011         2,746         5,063         5,027
 Accumulated deficit                                          (218,896)       (257,073)     (289,783)     (348,834)     (389,572)
 Capital deficit (u)                                           (55,510)        (84,462)     (107,574)     (134,666)     (147,314)
 Working capital deficit                                       (54,680)        (82,197)     (107,178)     (123,889)     (136,807)


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

Going Concern Risks

     Since inception, we have experienced substantial recurring losses, which amounted to $389.6 million on a cumulative basis through December 31, 2005. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our revenue sources, especially technology license fees, royalties and product sales, to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, we believe that we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all. In addition, in order to obtain additional financing through the sale of shares of our common stock, we will need to obtain the approval of our stockholders of additional amendments to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock and to reduce or eliminate the par value of our common stock. However, we can give no assurance that our stockholders would approve either or both of these amendments.

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

Liquidity and Capital Resources

     We have experienced substantial losses since inception, which have been recurring and amounted to $389.6 million on a cumulative basis through December 31, 2005. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

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

10.8 Consulting Agreement, dated as of December 16, 2005, by and among NCT Group, Inc., Artera Group, Inc. and Spyder Technologies Group, LLC. (1)

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

10.11(a) Form of 12% Secured Convertible Note issued by NCT Group, Inc. to Carole Salkind. (1)

10.11(b) Schedule of 12% Secured Convertible Notes issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2006.
               (1)

10.12(a) Form of Secured Convertible Note (new financings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.8(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.12(b) Schedule of Secured Convertible Notes (new financings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind and outstanding as of October 31, 2005. (1)

10.13(a) Form of Secured Convertible Note (refinancings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.9(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.13(b) Schedule of Secured Convertible Notes (refinancings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind and outstanding as of October 31, 2005. (1)

10.14(a) Form of Secured Convertible Note (new financings on November 15, 2005 and December 7, 2006) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.1(a) of the registrant's Current Report on Form 8-K dated December 7, 2005 (File No. 0-18267).

10.14(b) Schedule of Secured Convertible Notes (new financings on November 15, 2005 and December 7, 2006) issued by NCT Group, Inc. to Carole Salkind and outstanding as of December 7, 2005. (1)

10.15(a)       Form of Secured  Convertible Note (refinancings after October 31,
               2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.2(a) of the registrant's Current Report on Form 8-K dated December 7, 2005 (File No. 0-18267)).

10.15(b) Schedule of Secured Convertible Notes (refinancings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2006. (1)

10.16(a) Form of Secured Convertible Note (demand) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.1(a) of the registrant's Current Report on Form 8-K dated December 22, 2005 (File No. 0-18267).

10.16(b) Schedule of Secured Convertible Notes (demand) issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2006. (1)

10.17(a) Form of Warrant (new financings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.10(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.17(b) Schedule of Warrants (new financings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind and outstanding as of October 31, 2005. (1)

10.18(a) Form of Warrant (refinancings through October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to
               Exhibit 10.11(a) of the registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-18267)).

10.18 (b)      Schedule  of Warrants  (refinancings  through  October 31,  2005)
               issued by NCT Group, Inc. to Carole Salkind and outstanding as of October 31, 2005. (1)

10.19(a) Form of Warrant (new financings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to
               Exhibit 10.3(a) of the registrant's Current Report on Form 8-K dated December 7, 2005 (File No. 0-18267)).

10.19(b) Schedule of Warrants (new financings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2006. (1)

10.20(a) Form of Warrant (refinancings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to
               Exhibit 10.3(a) of the registrant's Current Report on Form 8-K dated December 7,2005 (File No. 0-18267)).

10.20(b) Schedule of Warrants (refinancings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind and outstanding as of February 28, 2006. (1)

10.21(a)       Subscription   Agreement   between   NCT   Networks,   Inc.   and
               Subscribers: Austost Anstalt Schaan; Balmore S.A.; Amro International, S.A.; Nesher Ltd.; Talbiya B. Investments Ltd.; and The Gross Foundation, Inc.; dated January 9, 2001 (incorporated herein by reference to Exhibit 10(ap) of the registrant's Pre-effective Amendment No. 3 to Registration Statement on Form S-1 (Registration No. 333-47084), filed on January 26, 2001).

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

21             Subsidiaries of NCT Group, Inc. (1)

23             Consent of Eisner LLP. (2)

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

* Management contract or compensation plan or arrangement.

(1) Previously filed.
(2) Filed herewith.

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



/s/ Eisner LLP
----------------------
Eisner LLP

New York, New York
March 3, 2006

With respect to last paragraph of Note 13
March 23, 2006

With respect to Note 26
March 24, 2006

With respect to the third paragraph of Note 2
May 19, 2006

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Notes 2, 10 and 11)

                                                                                        (In thousands of dollars, except share data)
                                                                                                          December 31,
                                                                                              --------------------------------------
                                                                                                   Restated             Restated
                                                                                                     2004                2005
                                                                                              -----------------    -----------------
ASSETS
Current assets:
 Cash and cash equivalents                                                                    $        1,359       $          451
 Investment in available-for-sale marketable securities (Note 4)                                          24                   20
 Accounts receivable, net (Note 5)                                                                       528                  640
 Inventories, net  (Note 6)                                                                              364                  253
 Other current assets (includes $127 and $98, respectively, due from officers) (Note 8)                  248                  181
                                                                                              -----------------    -----------------
           Total current assets                                                                        2,523                1,545

Property and equipment, net (Note 7)                                                                     470                  849
Goodwill (Note 2)                                                                                      1,252                1,252
Patent rights and other intangibles, net (Note 2)                                                      1,089                1,021
Other assets  (Note 8)                                                                                   120                   53
                                                                                              -----------------    -----------------
                                                                                              $        5,454       $        4,720
                                                                                              =================    =================
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
 Accounts payable                                                                             $        1,909       $        3,095
 Accrued expenses-related parties (Note 9)                                                             7,331                3,649
 Accrued expenses-other (Note 9)                                                                       9,937               11,811
 Notes payable (Note 10)                                                                                 603                  576
 Stockholder convertible notes (Notes 11 and 20)                                                      37,140               73,111
 Current maturities of convertible notes (Note 11)                                                     4,513                4,884
 Deferred revenue (Note 12)                                                                              885                  350
 Shares of subsidiary subject to exchange into a variable number of shares (Note 13)                     709                  656
 Preferred stock subject to conversion into a variable number of shares                               25,690               25,157
 Derivative liabilities                                                                               30,705                7,965

 Other current liabilities (Note 14)                                                                   6,990                7,098
                                                                                              -----------------    -----------------
           Total current liabilities                                                                    126,412           138,352
                                                                                              -----------------    -----------------

Long-term liabilities:
 Stockholder convertible notes (Note 11)                                                               5,000                5,000
 Other liabilities (Note 14)                                                                              63                   27
                                                                                              -----------------    -----------------
           Total long-term liabilities                                                                 5,063                5,027
                                                                                              -----------------    -----------------

Minority interest in consolidated subsidiaries                                                         8,645                8,655
                                                                                              -----------------    -----------------

Capital deficit (Note 15):
Preferred stock, $.10 par value, 10,000,000 shares authorized:
    Convertible series I preferred stock, zero and 510 shares issued and outstanding,
     respectively (liquidation amount zero and $510,000, respectively)                                     -                  510
Common stock, $.01 par value, authorized 645,000,000 and 5,622,000,000 shares,
 respectively issued and outstanding, 641,970,392 and 838,983,565 shares, respectively                 6,420                8,389
Additional paid-in capital                                                                           207,662              233,079
Accumulated deficit                                                                                 (348,834)            (389,572)
Accumulated other comprehensive income                                                                    86                  280
Common shares payable, 3,029,608 and zero shares, respectively                                             -                       -
                                                                                              -----------------    -----------------
           Total capital deficit                                                                    (134,666)            (147,314)
                                                                                              -----------------    -----------------
                                                                                              $        5,454       $        4,720
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

NCT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIT (Note 2)
(In thousands of dollars and shares)


                                                                                 Convertible
                                                                                Preferred Stock
                                                                                ---------------
                                                                                    Series I         Common Stock      Additional
                                                                                -------------------------------------    Paid-in
                                                                                Shares    Amount    Shares    Amount     Capital
                                                                                -------   -------  --------  --------  -------------
Balance at December 31, 2002 restated                                                -    $    -    483,474  $  4,835  $ 165,996
Shares issued upon conversion of preferred stock                                     -         -     23,058       231        554
Dividends and amortization of discounts on beneficial conversion
    feature to subsidiary preferred shareholders                                     -         -          -         -       (343)
Reversal of redemption adjustment on subsidiary preferred                            -         -          -         -        125
Exchange of subsidiary convertible debt for common stock                             -         -     42,093       421      1,333
Shares issued for settlement obligations/prepayments                                 -         -     93,345       933      5,488
Beneficial conversion feature on convertible debt                                    -         -          -         -      7,327
Embedded conversion option                                                           -         -          -         -     (3,369)
Net loss                                                                             -         -          -         -          -
Currency translation adjustment                                                      -         -          -         -          -
Change in valuation of available-for-sale marketable securities                      -         -          -         -          -
Adjustment of monetary value on subsidiary shares - adoption of SFAS 150             -         -          -         -       (138)
Expenses related to prior sale of stock                                              -         -          -         -        (14)
                                                                                -------   -------  --------  --------  -------------
Balance at December 31, 2003 restated                                                -    $    -    641,970  $  6,420  $ 176,959
Sale of series H preferred stock, net of issuance expenses                           -         -          -         -         25
Dividends and amortization of discounts on beneficial conversion
    feature to subsidiary preferred shareholders                                     -         -          -         -       (333)
Beneficial conversion feature on convertible debt                                    -         -          -         -     30,884
Net loss                                                                             -         -          -         -          -
Currency translation adjustment                                                      -         -          -         -          -
Change in valuation of available-for-sale marketable securities                      -         -          -         -          -
Other                                                                                -         -          -         -        127
                                                                                -------   -------  --------  --------  -------------
Balance at December 31, 2004 restated                                                -    $    -    641,970  $  6,420  $ 207,662
Conversion of debt                                                                   -         -     13,370       134        (70)
Issuance of NCT common stock under private equity agreement                          -         -     18,757       188        (54)(b)
Stock award to employee                                                              -         -        120         1          -
Issuance of series I preferred stock                                                 1       976          -         -        155
Shares issued upon conversion of preferred stock                                     -      (466)   164,766     1,648        (90)(a)
Dividends and amortization of discounts on beneficial conversion
    feature to subsidiary preferred shareholders                                     -         -          -         -       (325)
Beneficial conversion feature on convertible debt                                    -         -          -         -     25,865
Net loss                                                                             -         -          -         -          -
Currency translation adjustment                                                      -         -          -         -          -
Change in valuation of available-for-sale marketable securities                      -         -          -         -          -
Other                                                                                -         -          1        (2)       (64)
                                                                                -------   ------- ---------  --------  -------------
Balance at December 31, 2005 restated                                                1    $  510    838,984  $  8,389  $ 233,079
                                                                                =======   =======  ========  ========  =============


                                                                                               Accumulated
                                                                                   Accumu-        Other
                                                                                   lated      Comprehensive    Payable
                                                                                  Deficit         Income        Shares      Total
                                                                                -----------   -------------  ----------- -----------
Balance at December 31, 2002 restated                                           $ (257,073)   $     (516)    $    2,296  $  (84,462)
Shares issued upon conversion of preferred stock                                         -             -              -         785
Dividends and amortization of discounts on beneficial conversion
    feature to subsidiary preferred shareholders                                         -             -              -        (343)
Reversal of redemption adjustment on subsidiary preferred                                -             -              -         125
Exchange of subsidiary convertible debt for common stock                                 -             -              -       1,754
Shares issued for settlement obligations/prepayments                                     -             -         (2,296)      4,125
Beneficial conversion feature on convertible debt                                        -             -              -       7,327
Embedded conversion option                                                               -             -              -      (3,369)
Net loss                                                                           (32,710)            -              -     (32,710)
Currency translation adjustment                                                          -          (601)             -        (601)
Change in valuation of available-for-sale marketable securities                          -           (53)             -         (53)
Adjustment of monetary value on subsidiary shares - adoption of SFAS 150                 -             -              -        (138)
Expenses related to prior sale of stock                                                  -             -              -         (14)
                                                                                -----------   -------------  ----------- -----------
Balance at December 31, 2003 restated                                           $ (289,783)   $   (1,170)    $        -  $ (107,574)
Sale of series H preferred stock, net of issuance expenses                               -             -              -          25
Dividends and amortization of discounts on beneficial conversion
    feature to subsidiary preferred shareholders                                         -             -              -        (333)
Beneficial conversion feature on convertible debt                                        -             -              -      30,884
Net loss                                                                           (59,051)            -              -     (59,051)
Currency translation adjustment                                                          -         1,218              -       1,218
Change in valuation of available-for-sale marketable securities                          -            38              -          38
Other                                                                                    -             -              -         127
                                                                                -----------   -------------  ----------- -----------
Balance at December 31, 2004 restated                                           $ (348,834)   $       86     $        -  $ (134,666)
Conversion of debt                                                                       -             -              -          64
Issuance of NCT common stock under private equity agreement                              -             -              -         134
Stock award to employee                                                                  -             -              -           1
Issuance of series I preferred stock                                                     -             -              -       1,131
Shares issued upon conversion of preferred stock                                         -             -              -       1,092
Dividends and amortization of discounts on beneficial conversion
    feature to subsidiary preferred shareholders                                         -             -              -        (325)
Beneficial conversion feature on convertible debt                                        -             -              -      25,865
Net loss                                                                           (40,738)            -              -     (40,738)
Currency translation adjustment                                                          -           198              -         198
Change in valuation of available-for-sale marketable securities                          -            (4)             -          (4)
Other                                                                                    -             -              -         (66)
                                                                                -----------   -------------  ----------- -----------
Balance at December 31, 2005 restated                                           $ (389,572)   $      280     $        -  $ (147,314)
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

Restatement  of  Consolidated   Financial   Statements  to  Reflect   Derivative
Accounting:

     (i) We have restated our financial results for the fiscal years ended December 31, 2003 and 2004 and for each of the interim periods ended March 31, June 30 and September 30, 2004 and 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for certain options, warrants and other financial instruments with embedded derivative features. We had previously classified options and warrants to purchase stock and certain other convertible equity instruments as equity. Because at December 31, 2005 (and earlier balance sheet dates), we could not be sure that we had adequate authorized shares of common stock for the conversion or exercise of all outstanding instruments (due, in part, to certain conversion rates which vary with the fair value of our common stock), EITF No. 00-19 requires us to classify these instruments as liabilities. Therefore, we are required to record the fair value of the options and warrants, embedded derivatives and certain of our preferred stock at fair value on our consolidated balance sheets. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded liabilities and the corresponding gain or loss will be recorded in our consolidated statements of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding liability will be reclassified as equity. In addition, we accrued non-registration penalties related to our series H preferred stock at December 31, 2004 totaling $1.4 million for which we were not liable and have reversed such accruals.

     (ii) We have restated our Consolidated Balance Sheets as of December 31, 2004 and 2005 and our Consolidated Statements of Capital Deficit for each of the three years ended December 31, 2003, 2004 and 2005 to reflect the correction of an error made in the entry of an adjustment related to (i) above. The error occurred in a 2002 entry and has the effect of decreasing additional paid in capital and accumulated deficit by $5.5 million. The correction has no effect on our Statements of Operations or Cash Flows.

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
                                                              =============  ===========    ========  ========    ============


                                               December 31,   Preferred
                                                   2005          Stock         Options                             December 31,
                                              As Previously    Subject to        and           Debt                    2005
      Capital Deficit                           Reported      Conversion (a)   Warrants       Discount             As Restated
------------------------------------------   --------------   --------------   -----------   ------------    ----------------------
 Convertible series I preferred stock        $        510     $         -      $       -     $         -     $             510
 Common stock                                       8,389               -              -               -                 8,389
Additional paid in capital                        238,537          (5,458)             -               -               233,079
Accumulated deficit                              (395,030)          5,458              -               -              (389,572)
Accumulated other comprehensive income                280               -              -               -                   280
                                             --------------   --------------   -----------   ------------    ----------------------
        Total capital deficit                $   (147,314)    $         -      $      -      $         -     $        (147,314)
                                             ==============   ==============   ===========   ============    ======================

Footnotes:
---------
(a) Including related dividends, penalties, correction of accrual and correction of adjustment.
(b) Primarily reflects reversal of liquidated damages from the non-registration of series H preferred stock.
(c) Reflects reclassification and recalculation of debt discount to fair value of the related warrants now recorded as a component of derivative liabilities (see Footnote (e) below).
(d) Reflects reclassification of $19.2 million of preferred stock originally recorded in equity, now recorded as a liability at fair value of $25.7 million.
(e) Represents the fair value of outstanding non-employee options and warrants originally recorded in equity, now recorded as a liability at fair value of $30.7 million.

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

     Patent rights and other intangible assets, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and are amortized using the straight-line method over the remaining estimated useful lives, ranging from one to seventeen years. Amortization expense was $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2003, 2004 and 2005, respectively. Accumulated amortization of patent rights and other intangible assets was $4.4 million and $4.5 million for the years ended December 31, 2004 and 2005, respectively. The other intangibles subject to amortization are categorized below. We estimate the amortization expense for each of the next five years will be approximately $68,000.


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

Settlement with Crammer Road

     In September 2002, Crammer Road brought a legal action against us alleging that we breached a series of agreements entered into by Crammer Road and us on April 12, 2001, namely, a Private Equity Credit Agreement, a Registration Rights Agreement relating thereto, an Exchange Rights Agreement, an Exchange Agreement, a Registration Rights Agreement relating thereto, two promissory notes and an additional side letter agreement. On October 30, 2002, a settlement agreement was executed by the parties and approved by the court on December 11, 2002. Under the settlement agreement, all claims in the suit by Crammer Road were dismissed in consideration of

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

our issuance to Crammer Road of 68 million shares of NCT common stock (valued at $5.44 million based on a price of $.08 per share). On December 17, 2002, we issued Crammer Road 40 million of the 68 million shares. The remaining 28 million shares were issuable 65 days after demand therefore by Crammer Road. On or about May 8, 2003, we issued the remaining 28 million shares to Crammer Road.

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

     We entered into an exchange rights agreement in 2001 with ten accredited investors who hold $4.3 million in aggregate stated value of Artera Group series A preferred stock. Each of the ten holders of Artera Group series A preferred stock is entitled to exchange the Artera Group series A preferred stock for shares of NCT common stock at an exchange price per share of 100% of the average closing bid price of NCT common stock for the five trading days prior to the exchange date and may not convert into Artera Group common stock. We have recorded an option with respect to this exchange feature. Because of the conversion terms of other outstanding convertible instruments, we are not assured of having sufficient shares available to honor all potential exchange, conversion or exercise requests. As a result, this option has been recorded as a liability. The fair value at December 31, 2004 and 2005 was $3,220,449 and $863,021, respectively. NCT is obligated to register shares of its common stock for the exchange of Artera Group series A preferred stock. For the years ended December 31, 2003, 2004 and 2005, we incurred charges of $1.9 million, $0.6 million and $0.6 million, respectively, for non-registration of the underlying shares of NCT common stock. These amounts are included in other (income) expense, net on the consolidated statements of operations for the years then ended. Pursuant to the exchange rights agreement, NCT has the option at any time to redeem any outstanding Artera Group series A preferred stock by paying the holders cash equal to the aggregate stated value of the Artera Group series A preferred stock being redeemed (together with accrued and unpaid dividends). As a result of a settlement of a legal action, which included $3.3 million of accrued non-registration fees payable relating to our inability to register the shares, we recorded a gain of $2.0 million in 2003 included in other (income) expense, and we are no longer accruing these fees for three holders of Artera Group series A preferred stock. Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera Group series A preferred stock received an additional right to exchange their shares into a to-be-designated series of NCT preferred stock upon thirty days prior written notice. As of December 31, 2004 and 2005, 8,299 shares of Artera Group series A preferred stock are issued and outstanding, and no shares have been converted or exchanged under the exchange rights agreement. During 2005, NCT acquired 271 shares with a stated value of $271,000, along with accrued dividends of $44,000, as consideration for the issuance of 160 shares of NCT series I preferred stock. The balance of approximately $155,000 was recorded as additional paid in capital. The 271 shares are held by NCT Group and, along with the related dividends, are eliminated in consolidation.

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

                                                                             (In thousands of dollars)
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
                                                           ===============   ================  ==================


     As a result of the above detailed adjustments,  other (income) expense, net
(decreased) increased $(2.0) million, $3.0 million, and $(41.2) million from the amounts previously  reported during the three months ended March 31, June 30 and
September  30, 2005,  respectively  and interest  expense,  net  increased  $4.9 million,  $1.5  million and $3.0 million  from the amounts  previously  reported during  the  three  months  ended  March 31,  June 30 and  September  30,  2005, respectively.


                                                                                   (In thousands of dollars)
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
                                                           ===============   ================  ==================  =================

     As a result of the above detailed adjustments, other (income) expense, net increased (decreased) $7.9 million, $(13.7) million, $(13.6) million and $0.8 million from the amounts previously reported during the three months ended March
31, June 30, September 30 and December 31, 2004, respectively and interest expense, net increased $3.8 million, $4.7 million, $4.2 million and $0.3 million during the three months ended March 31, June 30, September 30 and December 31,
2004, respectively.

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
                                                           ===============   ================  ==================

     As a result of the above detailed  adjustments,  preferred  stock dividends
(decreased) increased $(2.6) million, $(2.5) million and $0.1 million from the amounts previously reported during the three months ended March 31, June 30 and September 30, 2005, respectively.

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
                                                           ===============   =================  =================   ================

                        NCT GROUP, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005


     As a result of the above detailed adjustments, preferred stock dividends decreased $0.3 million $2.1 million, $1.7 million and $2.6 million from the amounts previously reported during the three months ended March 31, June 30, September 30 and December 31, 2004, respectively.


                                                         (Unaudited; in thousands of dollars, except per share data)
                                                                             Year Ended December 31, 2005
                                            ------------------------------------------------------------------------------------
                                              1st Quarter       2nd Quarter      3rd Quarter       4th Quarter       Full Year   (1)
                                               Restated          Restated         Restated
                                            --------------    --------------    --------------   ---------------  --------------
Net revenue                                 $       1,637     $         843     $       1,017    $          733   $       4,230
Gross profit                                        1,500               596               752               322           3,170
Loss attributable to common stockholders          (19,911)          (21,321)           14,774           (14,605)        (41,063)
Loss per share - basic and diluted *        $       (0.03)    $       (0.03)    $        0.02    $        (0.02)  $       (0.06) *

                                                                             Year Ended December 31, 2004
                                            ------------------------------------------------------------------------------------
                                              1st Quarter       2nd Quarter      3rd Quarter       4th Quarter       Full Year   (1)
                                               Restated          Restated         Restated          Restated          Restated
                                            --------------    --------------    --------------   ---------------  --------------
Net revenue                                 $       1,162     $       1,403     $       1,405    $        1,358   $       5,328
Gross profit                                          932             1,191             1,175               938           4,236
Loss attributable to common stockholders          (27,514)           (1,129)           (1,100)          (29,640)        (59,383)
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

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 25, 2006.

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


         Signature                          Title                      Date
--------------------------------------------------------------------------------


/s/ MICHAEL J. PARRELLA         Chief Executive Officer and         May 25, 2006
-------------------------   Chairman of the Board of Directors
   Michael J. Parrella         (Principal Executive Officer)


/s/ IRENE LEBOVICS                President and Director            May 25, 2006
-------------------------
   Irene Lebovics

/s/ CY E. HAMMOND              Senior Vice President, Chief         May 25, 2006
-------------------------     Financial Officer and Director
   Cy E. Hammond               (Principal Financial Officer)


/s/ JOHN J. MCCLOY                       Director                   May 25, 2006
-------------------------
   John J. McCloy II


/s/ SAMUEL A. OOLIE                      Director                   May 25, 2006
-------------------------
   Samuel A. Oolie



/s/ STEPHAN CARLQUIST                    Director                   May 25, 2006
-------------------------
   Stephan Carlquist



/s/ ROBERT N. ROSE                       Director                   May 25, 2006
-------------------------
   Robert N. Rose