Form 10-Q
period 2006-03-31
NCT GROUP INC
filed 2006-05-26
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      March 31, 2006
                                    --------------

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

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of May 19, 2006 was 913,719,236.

                                Table of Contents

                                                                                                             Page

Part I   Financial Information

Item 1.  Financial Statements:
         Condensed Consolidated Balance Sheets at December 31, 2005 and March 31, 2006
           (Unaudited)                                                                                         3
         Condensed Consolidated Statements of Operations (Unaudited) and Condensed Consolidated
            Statements of Comprehensive Loss (Unaudited) for the Three Months
            Ended March 31, 2005 (restated) and 2006                                                           4
         Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months
            Ended March 31, 2005 (restated) and 2006                                                           5
         Notes to the Condensed Consolidated Financial Statements (Unaudited)                                  6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                22
Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                           29
Item 4.  Controls and Procedures                                                                              29

Part II  Other Information

Item 1.  Legal Proceedings                                                                                    30
Item 6.  Exhibits                                                                                             30
Signatures                                                                                                    31

PART I FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Notes 1 and 6)
(in thousands, except share data)


                                                                                           December 31,           March 31,
                                                                                              2005                  2006
                                                                                           As Restated
                                                                                         ---------------       ---------------
ASSETS                                                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                                              $          451        $          261
  Investment in available-for-sale marketable securities                                             20                    20
  Accounts receivable, net                                                                          640                   682
  Inventories, net                                                                                  253                   249
  Other current assets (includes $98 due from former officer)                                       181                   165
                                                                                         ---------------       ---------------
          Total current assets                                                                    1,545                 1,377

Property and equipment, net                                                                         849                   743
Goodwill, net                                                                                     1,252                 1,252
Patent rights and other intangibles, net                                                          1,021                 1,004
Other assets                                                                                         53                    52
                                                                                         ---------------       ---------------
                                                                                         $        4,720        $        4,428
                                                                                         ===============       ===============
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
  Accounts payable                                                                       $        3,095        $        3,040
  Accrued expenses-related parties                                                                3,649                 3,087
  Accrued expenses-other                                                                         11,811                11,722
  Notes payable                                                                                     576                   557
  Convertible notes payable to stockholder                                                       73,111                89,308
  Current maturities of convertible notes                                                         4,884                 4,981
  Deferred revenue                                                                                  350                   350
  Shares of subsidiary subject to exchange into a variable number of shares                         656                   661
  Preferred stock subject to conversion into a variable number of shares                         25,157                24,814
  Derivative liabilities                                                                          7,965                 5,942
  Other current liabilities                                                                       7,098                 7,037
                                                                                         ---------------       ---------------
          Total current liabilities                                                             138,352               151,499

Long-term liabilities:
  Convertible notes payable to stockholder                                                        5,000                 5,000
  Other liabilities                                                                                  27                    20
                                                                                         ---------------       ---------------
          Total long-term liabilities                                                             5,027                 5,020
                                                                                         ---------------       ---------------

Minority interest in consolidated subsidiaries                                                    8,655                 8,735
                                                                                         ---------------       ---------------

Capital deficit:
Preferred stock, $.10 par value, 10,000,000 shares authorized:
  Convertible series I preferred stock, 510 shares issued and
   outstanding, (liquidation amount $510)                                                           510                   510
Common stock, $.01 par value, authorized 5,622,000,000 shares,
  issued and outstanding, 838,983,565 and 889,483,510 shares, respectively                        8,389                 8,894
Additional paid-in capital                                                                      233,079               232,999
Accumulated deficit                                                                            (389,572)             (403,548)
Accumulated other comprehensive income                                                              280                   319
                                                                                         ---------------       ---------------
          Total capital deficit                                                                (147,314)             (160,826)
                                                                                         ---------------       ---------------
                                                                                         $        4,720        $        4,428
                                                                                         ===============       ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited)


                                                             (in thousands, except per share amounts)
                                                                        Three months ended
                                                                            March 31,
                                                                 ---------------------------------
                                                                      2005              2006
                                                                   As Restated
                                                                 ---------------   ---------------
REVENUE:
   Technology licensing fees and royalties                       $        1,165    $          457
   Product sales, net                                                       472               498
   Other revenue                                                              -                 2
                                                                 ---------------   ---------------
          Total revenue                                                   1,637               957
                                                                 ---------------   ---------------

COSTS AND EXPENSES:
   Cost of product sales                                                    169               231
   Cost of other revenue                                                      2                 2
   Selling, general and administrative                                    1,283             1,758
   Research and development                                               1,019               931
                                                                 ---------------   ---------------
          Total operating costs and expenses                              2,473             2,922
Non-operating items:
   Other (income) expense, net                                              836             2,776
   Interest expense, net (including amortization of debt
    discounts of $4,679 and $7,689, respectively, and beneficial
    conversion features of $2,233 and $8,775, respectively)              18,110             9,235
                                                                 ---------------   ---------------
          Total costs and expenses                                       21,419            14,933
                                                                 ---------------   ---------------

 Loss from continuing operations                                        (19,782)          (13,976)
 Loss from discontinued operations                                          (46)                -
                                                                 ---------------   ---------------
NET LOSS                                                                (19,828)          (13,976)

Less:  Subsidiary preferred stock dividends                                  83                80
                                                                 ---------------   ---------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                     $      (19,911)   $      (14,056)
                                                                 ===============   ===============

Net loss per share attributable to
                                                                 ---------------   ---------------
   common stockholders - basic and diluted                       $        (0.03)   $        (0.02)
                                                                 ===============   ===============
Weighted average common shares outstanding -
   basic and diluted                                                    645,000           856,375
                                                                 ===============   ===============

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

                                                                          (in thousands)
                                                                        Three months ended
                                                                            March 31,
                                                                 ---------------------------------
                                                                      2005              2006
                                                                   As Restated
                                                                 ---------------   ---------------

NET LOSS                                                         $      (19,828)   $      (13,976)
Other comprehensive income:
 Foreign currency translation adjustment                                     20                39
                                                                 ---------------   ---------------
COMPREHENSIVE LOSS                                               $      (19,808)   $      (13,937)
                                                                 ===============   ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 3)
(Unaudited)


                                                                                                  (in thousands)
                                                                                            Three months ended March 31,
                                                                                        ------------------------------------
                                                                                             2005                 2006
                                                                                          As Restated
                                                                                        ---------------      ---------------
Cash flows from operating activities:
  Net loss                                                                              $      (19,828)      $      (13,976)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                   76                  122
    Provision for inventory reserve                                                                 (4)                  (3)
    Provision for doubtful accounts and uncollectible amounts                                       (9)                 (11)
    (Gain) on disposition of fixed assets                                                          (12)                   -
    Finance costs associated with non-registration of common shares                                333                  363
    Preferred stock and subsidiary preferred stock dividends as interest                           178                  167
    Accrued default penalties subsequently converted to principal (with a stockholder)           2,641                7,137
    Accrued interest subsequently converted to principal (with a stockholder)                    1,145                2,941
    Amortization of discounts on notes (includes $7,661 and $4,651,
      respectively, with a stockholder)                                                          7,689                4,679
    Amortization of beneficial conversion feature on convertible notes (includes
      $8,707 and $2,233, respectively, with a stockholder)                                       8,775                2,301
    Change in fair value of derivative liabilities                                              (3,461)              (4,738)
    Changes in operating assets and liabilities, net of acquisitions:
       Increase in accounts receivable                                                            (456)                 (31)
       Decrease in inventories                                                                      16                    7
       Decrease in other assets                                                                    118                   16
       Increase (decrease) in accounts payable and accrued expenses                              1,146               (1,068)
       Decrease in other liabilities and deferred revenue                                         (524)                 (59)
                                                                                        ---------------      ---------------
    Net cash used in operating activities                                                       (2,177)              (2,153)
                                                                                        ---------------      ---------------
Cash flows from investing activities:
  Capital expenditures                                                                             (12)                   -
                                                                                        ---------------      ---------------
    Net cash used in investing activities                                                          (12)                   -
                                                                                        ---------------      ---------------
Cash flows from financing activities:
  Proceeds from:
    Issuance of convertible notes and notes payable, net                                         1,980                1,950
    Repayment of notes                                                                             (31)                 (26)
                                                                                        ---------------      ---------------
    Net cash provided by financing activities                                                    1,949                1,924
Effect of exchange rate changes on cash                                                             20                   39
                                                                                        ---------------      ---------------
Net decrease in cash and cash equivalents                                                         (220)                (190)
Cash and cash equivalents at beginning of period                                                 1,359                  451
                                                                                        ---------------      ---------------
Cash and cash equivalents at end of period                                              $        1,139       $          261
                                                                                        ===============      ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, "NCT" (which may be referred to as "we," "our" or "us") means NCT Group, Inc. or NCT Group, Inc. and its subsidiaries, as the context requires. The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three months ended March 31, 2006 and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 contained in our Annual Report on Form 10-K/A.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     We have experienced substantial losses since our inception, which cumulatively amounted to $403.5 million through March 31, 2006. Cash and cash equivalents amounted to $0.3 million at March 31, 2006, decreasing from $0.5 million at December 31, 2005. A working capital deficit of $150.1 million existed at March 31, 2006. We were in default of $0.5 million of our notes payable and $9.1 million of our convertible notes at March 31, 2006. Our management believes that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenue derived from technology licensing fees and royalties and product sales. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. Uncertainty exists about the adequacy of current funds to support our activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of external financing sources to fund any cash deficiencies.

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraph raise substantial doubt at March 31, 2006 about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Restatement of Consolidated Financial Statements to Reflect Derivative
Accounting:

     The balance sheet as of March 31, 2005 and the results for the three months ended March 31, 2005 have been restated to account for the effect of certain restatements of our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005. These restatements reflect the effects of adjustments to the accounting treatment for various convertible equity instruments in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and the reversal of an accrual for the non-registration penalties related to a convertible equity instrument. As a result of these adjustments, additional paid in capital decreased by $55.3 million, retained earnings decreased by $2.7 million, current liabilities increased by $58.0 million, net loss increased $2.9 million and net loss attributable to common stockholders increased by $0.3 million.

Recent Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155") in February 2006. SFAS No. 155 amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"), and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for financial instruments acquired or issued after January 1, 2007. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets--an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

2.   Stock-Based Compensation:

     Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123(R)") using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. As such, prior periods will not reflect restated amounts to reflect the impact of SFAS No. 123(R). Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Under APB Opinion No. 25, no compensation costs was recognized if the option exercise price was equal to or greater than the fair market price of the common stock on the date of the grant. Prior to January 1, 2006, no stock-based employee compensation cost is reflected in our net loss, as options granted under our plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. There was no stock-based employee compensation cost recognized during the three months ended March 31, 2005 nor any compensation cost that would have been recognized had we used the fair value method under SFAS 123.

     There was no impact on our financial position, results of operations or cash flows upon the adoption of SFAS No. 123(R). We had no outstanding unvested options at January 1, 2006 and there were no new option grants during the three months ended March 31, 2006.

     We have stock option plans under which directors, officers, employees and consultants may be granted options to purchase common stock or other equity-based awards. Our stock option plans that have been approved by our stockholders are as follows: the NCT Group, Inc. 1992 Stock Incentive Plan, as amended (the "1992 Plan") and the NCT Group, Inc. 2001 Stock and Incentive Plan, as amended (the "2001 Plan"). In addition, options outside the option plans have been granted. Due to expiration of the plan, no future grants of options for the purchase of shares of our common stock are available under the 1992 Plan. Stock options are valued at the date of grant using the Black-Scholes option pricing model.


     Our option plans activity is summarized as follows:


                                                        1992 Plan                    2001 Plan                    Non Plan
                                                 ------------------------   ---------------------------  ---------------------------
                                                                 Weighted                     Weighted                      Weighted
                                                                 Average                      Average                        Average
                                                                 Exercise                     Exercise                      Exercise
                                                   Shares         Price          Shares        Price        Shares           Price
------------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005                 38,164,531     $ 0.3917      399,359,850     $ 0.0204   423,864,000        $ 0.0402
Options granted                                           -                             -                          -
Options exercised                                         -                             -                          -
Options canceled, expired or forfeited                    -                             -                          -
                                                 -----------                -------------                -----------
Outstanding at March 31, 2006                    38,164,531     $ 0.3917      399,359,850     $ 0.0204   423,864,000        $ 0.0402
                                                 ===========                =============                ===========

Options exercisable at March 31, 2006            38,164,531     $ 0.3917      399,359,850     $ 0.0204   423,864,000        $ 0.0402
                                                 ===========                =============                ===========
Options available for grant at March 31, 2006             -                   218,520,150                          -
                                                 ===========                =============                ===========

Weighted  average remaining
Contractual life (in years)                            1.93                          5.98                       2.76
                                                 ===========                =============                ===========
Aggregate intrinsic value                        $        -                 $           -                $         -
                                                 ===========                =============                ===========

The aggregate intrinsic value in the table above represents the intrinsic value (the aggregate difference between the closing stock price of our common stock on March 31, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on March 31, 2006.

3.   Other Financial Data:

Balance Sheet Items

     Investment in marketable securities comprises available-for-sale securities at fair market value. The following table sets forth the market value, carrying value and realized and unrealized gain/(loss) of our available-for-sale securities:

                            (In thousands of dollars)

              Cost                       Market                         Market
              Basis      Unrealized      Value        Unrealized        Value
             1/1/05     Gain (Loss)    12/31/05       Gain (Loss)      3/31/06
          -----------  -------------  ---------------------------   ------------

ITC       $       10   $          2   $         12    $         -   $        12
Teltran           14             (6)             8              -             8
          -----------  -------------  ---------------------------   ------------
Totals    $       24   $         (4)  $         20    $         -   $        20
          ===========  =============  ===========================   ============

     We review declines in the value of our investment portfolio when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. We consider all available evidence to evaluate the realizable value of our investments and to determine whether the decline in realizable value may be other-than-temporary. During the three months ended March 31, 2006, we did not recognize any other than temporary decline in realizable value of our investments.

     Accounts receivable comprise the following:

                                                  (In thousands of dollars)
                                               December 31,         March 31,
                                                   2005                2006
                                              --------------      --------------
Technology license fees and royalties         $         533       $         806
Joint ventures and affiliates                            34                  34
Other receivables                                       424                 182
                                              --------------      --------------
                                              $         991       $       1,022
Allowance for doubtful accounts                        (351)               (340)
                                              --------------      --------------
   Accounts receivable, net                   $         640       $         682
                                              ==============      ==============


     Inventories comprise the following:

                                                    (In thousands of dollars)
                                                 December 31,       March 31,
                                                     2005             2006
                                                --------------    --------------
Finished goods                                  $        248      $        244
Components                                               206               203
                                                --------------    --------------
                                                $        454      $        447
Reserve for obsolete and slow moving inventory          (201)             (198)
                                                --------------    --------------
   Inventories, net                             $        253      $        249
                                                ==============    ==============


     Other assets comprise the following:

                                                    (In thousands of dollars)
                                                 December 31,       March 31,
                                                     2005             2006
                                                --------------    --------------

Notes receivable                                $      1,000      $      1,000
Due from former officer                                   98                98
Other                                                    181               165
                                                --------------    --------------
                                                $      1,279      $      1,263
Reserve for uncollectible amounts (a)                 (1,098)           (1,098)
                                                --------------    --------------
   Other current assets                         $        181      $        165
                                                ==============    ==============


                                                    (In thousands of dollars)
                                                 December 31,       March 31,
                                                     2005             2006
                                                --------------    --------------
Advances and deposits                           $         53      $         52
                                                --------------    --------------
   Other assets (classified as long term)       $         53      $         52
                                                ==============    ==============

Footnote:
--------
     (a) On January 9, 2001, Artera Group accepted an aggregate of $1.0 million of non-recourse, non-interest bearing notes receivable due January 2, 2002, as partial consideration for its January 9, 2001 6% convertible notes payable to six accredited investors (see Note 6). The notes are fully reserved and remain unpaid at March 31, 2006. The portion of the reserve related to the note receivable from the former officer (plus accrued interest) is in excess of the amount owed to him.

     Property and equipment comprise the following:

                                                    (In thousands of dollars)
                                                 December 31,       March 31,
                                                     2005             2006
                                                --------------    --------------
Machinery and equipment                         $        946 (a)  $        947
Furniture and fixtures                                   337               316
Tooling                                                  492               491
Leasehold improvements                                   388               388
Other                                                    401               401
                                                --------------    --------------
                                                $      2,564      $      2,543
Accumulated depreciation                              (1,715)           (1,800)
                                                --------------    --------------
   Property and equipment, net                  $        849 (a)  $        743
                                                ==============    ==============

Footnote:
--------
     (a)  Includes   the   write-off   of  fully   depreciated   DMC  assets  of
          approximately $0.8 million and the addition of approximately $0.8 million for the purchase of data center equipment for Artera Group.

     Depreciation expense for each of the three months ended March 31, 2005 and 2006 was approximately $0.1 million.

     Accrued expenses comprise the following:

                                                    (In thousands of dollars)
                                                 December 31,       March 31,
                                                     2005             2006
                                                --------------    --------------
Non-registration fees due to a related party    $        216      $        262
Default penalties due to a stockholder                     -               405
Interest due to a stockholder                          2,641             1,599
Consulting fees due to a stockholder                       -                70
Incentive compensation due to officers                   792               751
                                                --------------    --------------
   Accrued expenses-related party               $      3,649      $      3,087
                                                ==============    ==============

Non-registration fees                           $      5,721      $      6,038
Interest                                               2,136             2,325
Commissions payable                                      124               117
Other                                                  3,830             3,242
                                                --------------    --------------
   Accrued Expenses-other                       $     11,811      $     11,722
                                                ==============    ==============


     Other current liabilities comprise the following:

                                                       (In thousands of dollars)
                                                       December 31,    March 31,
                                                          2005           2006
                                                       -----------   -----------
License reacquisition payable                          $    4,000    $    4,000
Royalty payable                                             1,679         1,679
Development fee payable                                       650           650
Due to selling shareholders of Theater Radio Network          557           557
Due to Lernout & Hauspie                                      100           100
Other                                                         139            71
                                                       -----------   -----------
                                                       $    7,125    $    7,057
Less: other liabilities classified as long term                27            20
                                                       -----------   -----------
Total other current liabilities                        $    7,098    $    7,037
                                                       ===========   ===========

Statements of Operations Information

     Other (income) expense, net consisted of the following:

                                                    (In thousands of dollars)
                                                    Three months ended March 31,
                                                       2005            2006
                                                    As Restated
                                                    ------------   -------------
Finance costs associated with non-registration
   of common shares                                 $       396    $       363
Default penalties on debt                                 2,641          7,137
Change in fair value of derivative liabilities           (3,461)        (4,738)
Costs associated with non-conversion                      1,210              -
Other                                                        50             14
                                                    ------------   -------------
   Other (income) expense, net                      $       836    $     2,776
                                                    ============   =============

     We include losses from our majority-owned subsidiaries in our condensed consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of the minority shareholders' interests. Losses in excess of that amount are borne by us. Such amounts from our Pro Tech Communications, Inc. subsidiary borne by us for each of the three months ended March 31, 2005 and 2006 were less than $0.1 million. Future earnings of our majority-owned subsidiaries otherwise attributable to minority shareholders' interests will be allocated again to minority shareholders only upon additional investments or after future earnings are sufficient to recover the cumulative losses previously absorbed by us (approximately $2.7 million at March 31, 2006).

Supplemental Cash Flow Information


                                                                                                     (In thousands of dollars)
                                                                                                    Three months ended March 31,
                                                                                               -------------------------------------
                                                                                                     2005                2006
                                                                                                  As Restated
                                                                                               -----------------   -----------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                                                                     $              6    $              4
                                                                                               =================   =================
Supplemental disclosures of non-cash investing and financing activities:
 Finance costs associated with non-registration of common shares                               $          1,195    $              -
                                                                                               =================   =================
 Finance costs associated with non-conversion of preferred stock                               $          1,210    $              -
                                                                                               =================   =================
 Issuance of series I preferred stock                                                          $            976    $              -
                                                                                               =================   =================
 Property and equipment financed through notes payable                                         $             18    $              -
                                                                                               =================   =================
 Principal on stockholder convertible notes and notes payable exchanged for new notes          $         26,408    $         66,366
                                                                                               =================   =================
 Accrued interest on stockholder convertible notes and notes payable exchanged for new notes   $          1,145    $          2,941
                                                                                               =================   =================
 Accrued default penalties on stockholder convertible notes exchanged for new notes            $          2,641    $          7,137
                                                                                               =================   =================

     4.   Capital Deficit:


The changes in capital deficit during the three months ended March 31, 2006 were as follows:

                                                                      Series I
                                                                     Convertible                              Additional
                                                                   Preferred Stock         Common Stock         Paid-in
                                                              ---------------------  ---------------------
(In thousands of dollars and shares)                           Shares      Amount      Shares     Amount        Capital
------------------------------------                          ---------  ----------  ---------  ----------  ------------
 Balance at December 31, 2005 (as restated)                           1   $    510    838,984   $   8,389   $   233,079
Conversion of series H preferred stock                                -          -     50,500         505             -
Dividend and amortization of discounts on beneficial
  conversion feature to subsidiary preferred shareholders             -          -          -           -           (80)
Net loss                                                              -          -          -           -             -
Foreign currency translation adjustment                               -          -          -           -             -
                                                              ---------  ----------  ---------  ----------  ------------
 Balance at March 31, 2006                                            1   $    510    889,484   $   8,894   $   232,999
                                                              =========  ==========  =========  ==========  ============


                                                                                   Accumulated
                                                                 Accumu-              Other
                                                                  lated           Comprehensive
(In thousands of dollars and shares)                             Deficit              Income              Total
------------------------------------                          --------------  --------------------  ---------------
 Balance at December 31, 2005 (as restated)                   $  (389,572)     $           280      $   (147,314)
Conversion of series H preferred stock                                  -                    -               505
Dividend and amortization of discounts on beneficial
  conversion feature to subsidiary preferred shareholders               -                    -               (80)
Net loss                                                          (13,976)                   -           (13,976)
Foreign currency translation adjustment                                 -                   39                39
                                                              --------------  --------------------  ---------------
 Balance at March 31, 2006                                    $  (403,548)     $           319      $   (160,826)
                                                              ==============  ====================  ===============

5.   Notes Payable:


                                                                                     (In thousands of dollars)
                                                                                    December 31,     March 31,
                                                                                        2005           2006
                                                                                    -------------  -------------
Note due investor (a)                                                               $        385   $        385
  Interest at 8% per annum payable at maturity; effective interest rate of 80.3% per annum resulting from the issuance of warrants and finders fees; matured April 7, 2003; default interest
   accrues at 18% per annum.
Note due stockholder of subsidiary                                                            14             10
  Interest at 12% per annum; monthly payments (including interest)
  of $1.5 from November 2005 through September 2006,
  remainder matures October 15, 2006.
Note due former employee (a)                                                                 100            100
  $100 bears interest at 8.25% per annum, compounded annually;
  past due.
Other financings (a)                                                                          77             62
  Interest ranging from 7% to 9% per annum;
  $35 due July 15, 2003; $27 due November 1, 2007.
                                                                                    -------------  -------------
                                                                                    $        576   $        557
                                                                                    =============  =============


Footnote:
--------
     (a)  Notes payable are in default due to nonpayment.

6.   Convertible Notes Payable:


                                                                                     (In thousands of dollars)
                                                                                    December 31,     March 31,
    Convertible notes payable to stockholder:                                           2005           2006
                                                                                    -------------  -------------
Issued to Carole Salkind - (a) (see Note 10)                                        $     83,649   $     96,802
Weighted average effective interest rate of 56.4% per annum; accrues interest 8% per annum except $6,754 at 12%; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices ranging from $0.0021 - $0.0166 or exchangeable for common stock of NCT subsidiaries except for Pro Tech; maturing by quarter as follows:
                                2005            2006
                           --------------------------------
     Past due                $      576       $   4,051
     Demand notes                   375           3,450
     March 31, 2006              69,841               -
     June 30, 2006                7,857           7,857
     September 30, 2006               -          76,444
     December 31, 2009            5,000           5,000

Less: unamortized debt discounts                                                          (5,538)        (2,494)
                                                                                    -------------  -------------
                                                                                    $     78,111   $     94,308
Less: amounts classified as long-term                                                     (5,000)        (5,000)
                                                                                    -------------  -------------
                                                                                    $     73,111   $     89,308
                                                                                    =============  =============



                                                                                     (In thousands of dollars)
                                                                                    December 31,     March 31,
Convertible notes:                                                                      2005            2006
                                                                                    -------------  -------------
8% Convertible Notes (b)                                                            $      2,626   $      2,626
Weighted average effective interest rate of 30.8% per annum;
generally convertible into NCT common stock at 80% of the five-day average closing bid price preceding conversion; matures:
                                2005             2006
                           --------------------------------
     March 14, 2002          $       17       $      17
     April 12, 2002                   9               9
     January 10, 2004               550             550
     March 11, 2004                 400             400
     April 22, 2005                 235             235
     September 4, 2005              440             440
     July 23, 2006                  975             975

6% Convertible Notes (in default)                                                          2,474          2,474
Weighted average effective interest rate of 85.8% per annum;
convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; matures:
                                2005             2006
                           --------------------------------
     January 9, 2002         $      818       $     818
     April 4, 2002                  325             325
     May 25, 2002                    81              81
     June 29, 2002                1,250           1,250
                                                                                    -------------  -------------
                                                                                    $      5,100   $      5,100
Less: unamortized debt discounts                                                            (216)          (119)
                                                                                    -------------  -------------
                                                                                    $      4,884   $      4,981
                                                                                    =============  =============

Footnotes:
--------
     (a) At March 31, 2006, we were in default on repayment of $4.0 million of principal (see Note 14 for subsequent issuances to refinance this default). During the three months ended March 31, 2006, we issued an aggregate of $79.5 million of convertible notes to Carole Salkind, a stockholder and spouse of a former director of ours. These notes are secured by substantially all of our assets. During the three months ended March 31, 2006, we defaulted on payment of all notes that matured during the period for an aggregate principal amount of $69.8 million. For the three months ended March 31, 2006, we refinanced an aggregate of $66.4 million principal amount into new notes along with default penalties ($7.1 million) and accrued interest ($2.9 million) aggregating $75.8 million. We issued a $0.7 million note for the quarterly interest installment due under the five-year $5.0 million note along with a $0.5 million interest default penalty and interest. In addition, we issued Carole Salkind notes aggregating approximately $3.1 million in consideration of $2.0 million in cash and $1.1 million of original issue discounts related to the convertible notes. During the three months ended March 31, 2006, we recorded original issue discounts of $3.8 million on the notes based upon the fair values of the warrants granted to Ms. Salkind (see Note 10). These discounts are amortized over the terms of the related notes. During the three months ended March 31, 2006, there were no beneficial conversion features recorded as a discount to the notes. For the three months ended March 31, 2006, $6.9 million of amortization related to these and prior discounts is classified as interest expense in our condensed consolidated statements of operations. Unamortized discounts of $5.5 million and $2.5 million have been reflected as a reduction to the convertible notes in our condensed consolidated balance sheets as of December 31, 2005 and March 31, 2006, respectively. The default provisions of these notes impose a penalty of 10% of the principal payments in default and interest calculated from the date of default at the stated interest rate of the note plus 5%.

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

7.   Shares of Subsidiary Subject to Exchange into a Variable Number of Shares:

     The monetary value of Pro Tech series B convertible preferred stock was approximately $661,000 in our condensed consolidated balance sheet at March 31, 2006, which is comprised of $575,000 aggregate fair value of shares plus the accrued dividends of approximately $86,000. We have the option to settle the accrued dividends in cash or common stock. We would have to issue approximately
88.2 million shares of our common stock (calculated based upon $0.01 par value) if settlement of the stated value along with accrued dividends had occurred as of March 31, 2006. There is no limit on the number of shares of common stock that we could be required to issue upon exchange of the Pro Tech series B preferred stock.

     At March 31, 2006, there were no shares of Pro Tech series A preferred stock outstanding and 460 shares of Pro Tech series B preferred stock outstanding. On March 31, 2005, 50 shares of the Pro Tech series A preferred stock were converted into 1,844,007 shares of Pro Tech common stock pursuant to a mandatory conversion requirement. For the three months ended March 31, 2006, the 4% dividends earned by holders of the Pro Tech series B preferred stock were approximately $5,000.

8.   Commitments and Contingencies:

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road LLC ("Crammer Road"), a Cayman Islands limited liability company, that supersedes and replaces our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn replaced a similar agreement dated as of July 25, 2002. The new credit agreement provides that we must put to Crammer Road shares of our common stock having an aggregate value of at least $5.0 million (the minimum commitment amount) and may put to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million (the maximum commitment amount). The purchase price of the shares will equal 93% of the average of the three lowest closing bid prices of our common stock during the ten-day trading period immediately following the date of our notice to Crammer Road of our election to put shares. The maximum amount that we can put to Crammer Road in any single transaction is equal to, at the time of our election, the lesser of (a) $2.0 million or (b) 500% of the daily weighted average volume of shares of our common stock for the 15 trading days immediately preceding the date of the put, provided that the maximum amount is no less than $500,000. Through March 31, 2006 we have sold a total of 18,756,756, shares of our common stock to Crammer Road pursuant to our private equity credit agreement for gross proceeds of approximately $134,000.

     Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. We have put shares under the private equity credit agreement which were issued below par value. We are currently engaged in discussions regarding this shortfall. In the future, we do not intend to sell shares pursuant to the private equity credit agreement when the purchase price of such shares would be less than the par value per share. We also will not honor conversion requests of preferred stock or convertible notes or exercise of warrants or options if that would require us to issue shares of our common stock when the issuance price of such shares would be less than the par value per share.

9.   Capital Stock:

Common Shares Available for Future Issuance

     At March 31, 2006, we were  required to reserve for issuance  approximately
22.6 billion shares of our common stock based on the par value of $.01 per share, the current par value of our common stock. Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. The number of shares issuable upon conversion or exchange of many of our outstanding convertible and exchangeable securities varies as a function of the market price of our common stock. At March 31, 2006, the number of shares we are required to reserve exceeded the number of authorized but unissued shares of our common stock.

NCT Group, Inc. Preferred Stock

     At March 31, 2006, we had two designations of issued and outstanding preferred stock, our series H convertible preferred stock, classified as a current liability, consisting of 2,100 designated shares, and our series I convertible preferred stock, consisting of 1,000 designated shares. We are obligated to register for resale shares of our common stock issuable upon the conversion of a portion of our series H preferred stock. At March 31, 2006, 1,611.5 shares of series H preferred stock were issued and outstanding. The series H preferred stock is senior in rank to our common stock and has a liquidation value equal to the dividends plus the stated value ($10,000 per share) in the case of our liquidation, dissolution or winding up. The holder of our series H preferred stock (Crammer Road) has no voting rights (except as may be required by law). Each share of series H preferred stock is convertible into shares of our common stock at 75% of the average closing bid price of our common stock for the five-day trading period immediately preceding conversion. The holder of our series H preferred stock is subject to a limitation on its percentage ownership of our outstanding common stock. The series H preferred stock is redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H was originally issued and the redemption date. The redemption price ranges from 85% of stated value (within three months of issuance) to 120% of stated value (after nine months from issuance). On May 11, 2004, we issued 27 shares ($270,000 stated value) of our series H preferred stock to Crammer Road for cash advanced in prior years of $230,000 less related fees of $24,500. For the three months ended March 31, 2006, we calculated the 4% dividends earned by the holder of the outstanding series H preferred stock at approximately $0.1 million, which is included in interest expense. During the three months ended March 31, 2006, Crammer Road converted 44 shares of series H preferred stock into 50,499,945 shares of our common stock (see Note 14 for transactions subsequent to March 31, 2006).

     We had received a request to convert 189 shares ($1,890,000 stated value) of series H preferred stock plus accrued dividends into 52.5 million shares of our common stock that we could not fulfill because of an insufficient number of authorized but unissued shares of common stock. Under the Certificate of Designations, Preferences and Rights governing the series H preferred stock and incorporated into the June 21, 2002 exchange agreement pursuant to which these shares were sold by us to Crammer Road, Crammer Road was entitled to (i) compensation for late delivery of conversion shares of 1% of the stated value of series H not converted ($18,900) per business day beginning March 4, 2004, the 12th business day after the conversion date; or (ii) ordinary contract breach damages. In addition, if Crammer Road elected to purchase on the open market the number of our common shares it should have been issued upon conversion of the series H shares, Crammer Road was entitled to a payment equal to the excess, if any, of the open market price over the conversion price. For the three months ended March 31, 2005, we recorded charges of $1.2 million for non-conversion of series H preferred stock into our common stock. On July 19, 2005, Crammer Road irrevocably waived, rescinded and voided any and all outstanding demands with respect to the requested conversion of the 189 shares of series H preferred stock into shares of our common stock.

     Pursuant to the terms of a registration rights agreement with Crammer Road, we were obligated to file a registration statement covering the shares of our common stock issuable upon conversion of the 27 shares of our series H preferred stock issued in May 2004 no later than August 28, 2004. Because we did not have a sufficient number of authorized shares of our common stock to issue these shares, we were not able to file a registration statement. As a result, Crammer Road is entitled to liquidated damages at the rate of 2% per month of the stated value of these 27 shares of our outstanding series H preferred stock. For each of the three months ended March 31, 2005 and 2006, we incurred a charge to other (income) expense, net in our consolidated statement of operations of less than $0.1 million.

     At March 31, 2006, 510 shares of our series I preferred stock were issued and outstanding and held by Steven Salkind, the son of Carole Salkind (see Note
10). Our series I preferred stock has a par value of $0.10 per share and a stated value of $1,000 per share. No dividends are payable on the series I preferred stock. The series I preferred stock is junior in rank to our series H convertible preferred stock, but senior in rank to our common stock and has preferences over the common stock with respect to distributions and payments upon our liquidation, dissolution or winding up. The holders of our series I preferred stock have no voting rights (except as may be required by law). Each share of series I preferred stock is convertible into approximately 47,619 shares of our common stock, determined by dividing the $1,000 stated value by the fixed conversion price of $0.021 per share. As a result, the 510 issued and outstanding shares of our series I preferred stock are convertible into 24,285,714 shares of our common stock.

Artera Group, Inc. Preferred Stock

     At March 31, 2006, there were 8,299 shares of Artera Group series A preferred stock outstanding, 271 of which are held by us. Each share of series A convertible preferred stock is convertible into shares of Artera Group common stock at a conversion price equal to the average closing price for the five trading days prior to the conversion date. We entered into an exchange rights agreement in 2001 with ten accredited investors who hold $4.3 million in aggregate stated value of Artera Group series A preferred stock. Each of the ten holders of Artera Group series A preferred stock is entitled to exchange the Artera Group series A preferred stock for shares of our common stock at an exchange price per share of 100% of the average closing bid price of our common stock for the five trading days prior to the exchange date and may not convert into Artera Group common stock. We are obligated to register for resale shares of our common stock issuable upon the exchange of 4,276 shares of Artera Group series A preferred stock. For each of the three months ended March 31, 2005 and 2006, we incurred charges of approximately $0.3 million for non-registration of the underlying shares of our common stock, classified as other (income) expense, net. Pursuant to the exchange rights agreement, we have the option at any time to redeem the shares of Artera Group series A preferred stock subject to the agreement by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of Artera Group series A preferred stock received an additional right to exchange their shares into our preferred stock (a series to be designated) thirty days after receipt of written notice. For each of the three months ended March 31, 2005 and 2006, we calculated the 4% dividends earned by holders of the Artera Group series A preferred stock at approximately $0.1 million. The dividends are included in the calculation of loss attributable to common stockholders. During the three months ended March 31, 2005, 271 shares with a stated value of $271,000 along with accrued dividends of $44,000 were exchanged for 160 shares of our series I preferred stock.

Warrants

     During the three months ended March 31, 2006, in conjunction with the issuance of convertible notes, we issued to Carole Salkind warrants to acquire an aggregate of 1,319,000,000 shares of our common stock at exercise prices of the greater of par value (currently $0.01) or of prices ranging from $0.0029 to $0.0037 per share. We estimated the fair value of the warrants was $2.7 million. Based upon the allocation of a portion of the proceeds to the fair values of the warrants, we recorded a discount to the convertible notes issued to Carole Salkind of $2.7 million during the three months ended March 31, 2006.

10.  Related Parties:

Carole Salkind and Affiliates

     During the three months ended March 31, 2006, we issued $78.8 million of 8% convertible notes and one 12% convertible note in the amount of $0.7 million, along with five-year warrants to acquire an aggregate of 1,319,000,000 shares of our common stock. Of these notes, $76.4 million mature six months from the date of issuance and $3.1 million are due upon the earlier of demand or six months from the date of issuance. Consideration paid for these notes included approximately $2.0 million cash and cancellation and surrender of notes aggregating approximately $66.4 million, along with default penalties of $7.1 million and accrued interest of $2.9 million. Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured notes to her, we will pay the legal fees she incurs as a result of certain legal matters (see Note 11).

     On January 7, 2005, we entered into a three-year consulting agreement with Morton Salkind, the spouse of Carole Salkind, to provide us ongoing financial and consulting advisory services as we may reasonably request from time to time. As compensation for these consulting services, we have agreed to pay to Mr. Salkind a monthly $5,000 cash fee payable at the end of the term of the agreement and to provide Mr. Salkind with the use of an automobile owned or leased by us, together with auto insurance coverage, through the term of the agreement. Our costs to provide this automobile are approximately $10,800 per year. The consulting engagement and compensation of Mr. Salkind is not dependent upon the ongoing funding provided by Ms. Salkind.

     In March 2005, we issued 510 shares of our series I convertible preferred stock to Steven Salkind, Carole Salkind's son, in exchange for an aggregate of accrued consulting fees of $510,000 including amounts accrued through June 12, 2005, representing all consulting fees payable in cash to various entities affiliated with Carole Salkind pursuant to expired or expiring consulting agreements (but not to Morton Salkind personally pursuant to his January 2005 agreement). These consulting fees had previously been assigned to Steven Salkind by these entities.

Incentive Compensation of Management

     On March 31, 2005, three executives agreed to waive a portion of their incentive bonus earned in 2004. The amounts waived were approximately $326,000, $107,000 and $158,000 for our Chief Executive Officer, President and Chief Financial Officer, respectively. Further, the payment of a portion of their remaining bonus amounts is subject to certain limitations. In addition, effective January 1, 2005, this bonus arrangement was revised to calculate bonuses based on certain actual cash inflows. Bonuses based on equity or financing cash inflows ceased effective September 30, 2005. Effective September 30, 2005, bonuses are calculated based on a percentage of product sales, licenses, royalties and similar revenues.

Spyder Technologies Group, LLC

     On December 16, 2005, we, Artera Group and Spyder entered into a Consulting Agreement, pursuant to which, among other things:

     o Spyder serves as a consultant to Artera Group and performs certain computer and data processing services for which Spyder receives a cash consulting fee of $365.00 per day;
     o Spyder assigned to Artera Group any and all of Spyder's rights in certain intellectual property developed by Spyder prior to the date of the consulting agreement, for which Spyder will receive a fee of 2% of the net revenues received by Artera Group from its "Rev the Web" service; and
     o Spyder assigned to Artera Group any and all of Spyder's rights in certain intellectual property developed by Spyder from and after the date of the consulting agreement.

     Spyder earned technical consulting fees of $22,700 for the three months ended March 31, 2006.

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

     On January 4, 2006, the plaintiffs filed a second revised complaint. On January 27, 2006, we filed a motion to strike six counts set forth in the plaintiffs' second revised complaint, including certain claims of breach of contract and breach of contractual representation and warranties against various corporate defendants and claims of breach of fiduciary duty against Mr. Parrella. On April 28, 2006, the court struck four of the six claims, including two claims against Mr. Parrella on the basis that these two claims could not be properly joined in this lawsuit. Discovery in the case is ongoing.

     In November 2005, Messrs. Metcoff and Wilson filed a separate complaint against John McCloy, Sam Oolie, Irene Lebovics, our President, and Cy Hammond, our Chief Financial Officer (all members of our Board of Directors), in Connecticut state court asserting claims against them for breaches of fiduciary duty and unfair trade practices in connection with the transactions relating to the August 29, 2000 Agreement and Plan of Merger. The damages, punitive damages, interest and attorneys' fees sought in the complaint are for unspecified amounts. Messrs. McCloy, Oolie and Hammond and Ms. Lebovics have indicated to us that they intend to deny the allegations against them. On December 5, 2005, Metcoff and Wilson filed an amended complaint. On January 12, 2006, the four defendants in this action filed a request to revise the amended complaint, and, on February 10, 2006, the plaintiffs filed their objections to the request to revise. This motion is currently pending before the court.

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

     Carole Salkind has demanded that we indemnify her, in connection with her security interests under our promissory notes to her, for legal fees she incurs in the action against her. During the three months ended March 31, 2006, we did not incur or pay such legal fees. The accrued balance of such legal fees was $16,600 at December 31, 2005 and March 31, 2006 respectively.

     Reference is made to our Annual Report on Form 10-K/A for the year ended December 31, 2005, for further information regarding the foregoing as well as other litigation related matters. We believe there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above or in our most recent Form 10-K that could have a material adverse effect on our financial position and results of operations.

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

     During the three months ended March 31, 2006, no geographic information for revenue from external customers or for long-lived assets is disclosed, as our primary markets and capital investments were concentrated in the United States. Revenue from our discontinued operations (Note 13) has been reclassified and is therefore not included in the revenue amounts presented below.

     Reportable segment data for the three months ended March 31, 2005 and March 31, 2006, is as follows:



(In thousands)
 ------------
For the three months ended               Communi-                             Reportable     Other      Consoli-         Grand
March 31, 2005 (as restated)              cations       Media    Technology   Segments    Corporate     dating          Total
--------------------------------------  -----------  ----------- ------------ ------------ ----------- ------------- ---------------
 License Fees and Royalties - External   $    630    $     535   $         -  $    1,165   $       6   $       (6)     $      1,165
 Other Revenue - External                     470            2             -         472           -            -               472
 Revenue - Other Operating Segments           271            -             -         271           5         (276)                -
 Net Income (loss)                         (2,681)      (1,023)           74      (3,630)    (37,633)      21,435           (19,828)
 Segment Assets                            14,618       22,314           888      37,820       2,273      (34,573)            5,520


For the three months ended               Communi-                             Reportable     Other      Consoli-         Grand
March 31, 2006                            cations        Media    Technology   Segments    Corporate     dating          Total
--------------------------------------  -----------  ----------- ------------ ------------ ----------- ------------- ---------------
 License Fees and Royalties - External   $    430    $       -   $        27  $      457   $     219   $     (219)     $        457
 Other Revenue - External                     499            2             -         501           -           (1)              500
 Revenue - Other Operating Segments           258            -             -         258           4         (262)                -
 Net Income (loss)                         (3,532)      (1,821)          159      (5,194)     17,826      (26,608)          (13,976)
 Segment Assets                            12,951       20,590           690      34,231       2,667      (32,470)            4,428

13.  Discontinued Operations:

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

     The results of operations from this business are reflected in the statements of operations as "Loss from discontinued operations" and are summarized as follows:

                                                          For The
                                                       Three Months
                                                          Ended
(In thousands of dollars)                             March 31, 2005
-------------------------                          ---------------------
Net revenue                                                         $36

  Cost of sales                                                       1
  Selling, general and administrative expense                        15
  Research and development expense                                   66
                                                   ---------------------
Costs and expense                                                    82

                                                   ---------------------
 Loss from discontinued operations                                 ($46)
                                                   =====================

14.  Subsequent Events:

     In April 2006, Crammer Road converted an aggregate of 21 shares of our series H preferred stock along with accrued dividends of approximately $32,000, into 24,235,726 shares of our common stock.

     On April 7, 2006, we issued Carole Salkind an 8% convertible note in the principal amount of $750,000 for which Ms. Salkind paid us $400,000 in cash. This note is due upon demand, but in no event later than six months from the date of issuance. Also on April 7, 2006, we issued Carole Salkind an 8% convertible note in the principal amount of $4,633,723 to refinance our default under three notes (dated September 26, 2005, September 26, 2005 and September 30, 2005). The principal amount of this note represents the aggregate principal rolled over ($4,050,627), default penalty of approximately $405,000 (10% of the principal in default) and accrued interest of approximately $178,000. This note matures six months from the date of issuance.

     The convertible notes are secured by substantially all of our assets. The notes bear interest at the stated rate until the due date of the notes, or until demand is made for repayment of the $750,000 note, and bear interest at a default rate equal to the stated rate of interest plus 5% on any amount of principal or interest that is not paid when due or upon demand. Interest is payable upon maturity of the notes or upon demand for repayment of the $750,000 note. At the election of Ms. Salkind, the $750,000 note may be converted into shares of our common stock at a conversion price per share equal to the greater of (i) $0.0024 or (ii) the par value of our common stock on the date of conversion. At the election of Ms. Salkind, the $4,633,723 note may be converted into shares of our common stock at a conversion price per share equal to the greater of (i) $0.0025 or (ii) the par value of our common stock on the date of conversion. At the election of Ms. Salkind, the notes may be exchanged for shares of common stock of any our subsidiaries (except Pro Tech Communications, Inc.) that makes a public offering of its common stock (at the public offering price). The notes contain events of default, any one of which (if not cured) triggers a default penalty of 10% of the then outstanding principal. If triggered, the default penalty, along with the outstanding principal and accrued interest, becomes immediately due and payable. Events of default include the failure to pay principal and interest when due and the failure to issue shares of common stock upon exercise of conversion rights.

     In conjunction with the issuance of the $4,633,723 note, we issued Ms. Salkind five-year warrants to acquire an aggregate of 76,500,000 shares of our common stock at an exercise price per share equal to the greater of (i) $0.0025 or (ii) the par value of our common stock on the date of exercise.

     On April 21, 2006, we issued Carole Salkind an 8% convertible note in the principal amount of $550,000 for which Ms. Salkind paid us $300,000 in cash. This note is due upon demand, but in no event later than six months from the date of issuance. Also on April 21, 2006, we issued Carole Salkind an 8% convertible note in the principal amount of $1,447,275 to refinance our default under notes dated October 14, 2005 and October 18, 2005. The principal amount of this note represents the aggregate principal rolled over ($1,268,035), default penalty of approximately $127,000 (10% of the principal in default) and accrued interest of approximately $52,000. This note matures six months from the date of issuance.

     In addition,  on April 21, 2006, we issued Carole Salkind a 12% convertible note in the principal amount of $649,392 to refinance our default on payment of the quarterly interest installment due under the $5,000,000 note dated December 22, 2004. The principal amount of this note represents the interest installment due April 1, 2006 ($147,945), accrued default interest thereon of $1,447 and interest default penalty of $500,000 (10% of the then outstanding principal).
Also on April 21, 2006, we issued Carole Salkind a 12% convertible note in the principal amount of $1,164,838 to refinance our default on payment of the note for interest dated October 14, 2005. The principal amount of this note represents the principal rolled over ($1,001,330), accrued default interest thereon of approximately $63,000 and interest default penalty of $500,000 (10% of the then outstanding principal). These notes mature six months from the date of issuance.

     The convertible notes are secured by substantially all of our assets. The notes bear interest at the stated rate until the due date of the notes, or until demand is made for repayment of the $550,000 note, and bear interest at a default rate equal to the stated rate of interest plus 5% on any amount of principal or interest that is not paid when due or upon demand. Interest is payable upon maturity of the notes or upon demand for repayment of the $550,000 note. At the election of Ms. Salkind, the notes may be converted into shares of our common stock at a conversion price per share equal to the greater of (i) $0.0022 or (ii) the par value of our common stock on the date of conversion. At the election of Ms. Salkind, the notes may be exchanged for shares of common stock of any our subsidiaries (except Pro Tech Communications, Inc.) that makes a public offering of its common stock (at the public offering price). The notes contain events of default, any one of which (if not cured) triggers a default penalty of 10% of the then outstanding principal. If triggered, the default penalty, along with the outstanding principal and accrued interest, becomes immediately due and payable. Events of default include the failure to pay principal and interest when due and the failure to issue shares of common stock upon exercise of conversion rights.

     In conjunction with the issuance of the notes, we issued Ms. Salkind five-year warrants to acquire an aggregate of 54,000,000 shares of our common stock at an exercise price per share equal to the greater of (i) $0.0022 or (ii) the par value of our common stock on the date of exercise.

     On May 10, 2006, we issued Carole Salkind an 8% convertible note in the principal amount of $550,000 for which Ms. Salkind paid us $300,000 in cash. This note is due upon demand, but in no event later than six months from the date of issuance. Also on May 10, 2006, we issued Carole Salkind an 8% convertible note in the principal amount of $2,230,279 to refinance our default under two notes dated October 31, 2005. The principal amount of this note represents the aggregate principal rolled over ($1,950,612), default penalty of approximately $195,000 (10% of the principal in default) and accrued interest of approximately $85,000. This note matures six months from the date of issuance. The convertible notes are secured by substantially all of our assets. The notes bear interest at the stated rate until the due date of the notes, or until demand is made for repayment of the $550,000 note, and bear interest at a default rate equal to the stated rate of interest plus 5% on any amount of principal or interest that is not paid when due or upon demand. Interest is payable upon maturity of the notes or upon demand for repayment of the $550,000 note. At the election of Ms. Salkind, the notes may be converted into shares of our common stock at a conversion price per share equal to the greater of (i) $0.0020 or (ii) the par value of our common stock on the date of conversion. At the election of Ms. Salkind, the notes may be exchanged for shares of common stock of any of our subsidiaries (except Pro Tech Communications, Inc.) that makes a public offering of its common stock (at the public offering price). The notes contain events of default, any one of which (if not cured) triggers a default penalty of 10% of the then outstanding principal. If triggered, the default penalty, along with the outstanding principal and accrued interest, becomes immediately due and payable. Events of default include the failure to pay principal and interest when due and the failure to issue shares of common stock upon exercise of conversion rights. In conjunction with the issuance of the $2,230,279 note, we issued Ms. Salkind five-year warrants to acquire an aggregate of 36,750,000 shares of our common stock at an exercise price per share equal to the greater of (i) $0.0020 or (ii) the par value of our common stock on the date of exercise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Concerning Forward-Looking Statements

     This report contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

     o our ability to generate sufficient revenues to sustain our current level of operations and to execute our business plan;
     o    our ability to obtain additional financing when necessary;
     o    our substantial level of indebtedness;
     o    the level of demand for our products and services;
     o    the level and intensity of competition in our industries;
     o our ability to develop new products and the market's acceptance of these products;
     o    our ability to maintain and expand our strategic relationships;
     o    our ability to protect our intellectual property;
     o    difficulties or delays in manufacturing;
     o    our ability to effectively manage our operating costs;
     o    our ability to attract and retain key personnel; and
     o additional factors discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2005 and our other filings with the Securities and Exchange Commission.

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

Overview

     We design products and develop and license technologies based upon our portfolio of patents and related proprietary rights and extensive technological know-how. Our business operations are organized into three operating segments: communications, media and technology. Our operating revenue consists primarily of technology licensing fees and royalties and product sales. Operating revenue for the three months ended March 31, 2006 consisted of approximately 47.8% in technology licensing fees and royalties, 52.0% in product sales and 0.2% in other revenue. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements and the timing of the revenue recognized from these agreements has not been predictable.

Going Concern Risks

     Since inception, we have experienced substantial recurring losses, which amounted to $403.5 million on a cumulative basis through March 31, 2006. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our revenue sources, especially technology license fees, royalties and product sales to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, we believe that we will need to obtain additional working capital through equity and/or debt financings. However, we can give no assurance that any additional financing will be available to us on acceptable terms or at all. In addition, in order to obtain additional financing through the sale of shares of our common stock, we will need to obtain the approval of our stockholders of additional amendments to our certificate of incorporation to sufficiently increase the number of authorized shares of our common stock and to reduce or eliminate the par value of our common stock. However, we can give no assurance that our stockholders would approve either or both of these amendments increases in our authorized shares of common stock.

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. These funds consist of available cash and the funding derived from our revenue sources. At March 31, 2006, our cash and cash equivalents amounted to $0.3 million and our working capital deficit was $150.1 million. We have been able to continue our operations by raising additional working capital through the sale of convertible notes. We have been primarily dependent upon funding from Carole Salkind for the past several years. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

     Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financings and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at March 31, 2006 about our ability to continue as a going concern. Our accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

     The following discussion of our financial condition and results of operations is based on the condensed consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an on going basis, we evaluate our estimates, including those related to amortization and potential impairment of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. During the three months ended March 31, 2006, there were no significant changes to the critical accounting policies that we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2005. The only material change in our accounting policies was the required adoption of SFAS 123(R), "Share-Based Payment."

     The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading "Results of Operations" below. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Below, we discuss the critical policies that required us to make difficult or subjective assumptions or estimates regarding our condensed consolidated financial statements included in this quarterly report. We also have other policies that we consider key accounting policies, such as policies for revenue recognition, including the deferral of revenue; however, these policies do not require us to make estimates or judgments that are difficult or subjective.

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

     At December 31, 2005, we evaluated the goodwill allocated to our Advancel reporting unit and our NCT Hearing reporting unit and determined no impairment existed for Advancel or NCT Hearing. At March 31, 2006, our goodwill, net consisting of the Advancel and NCT Hearing reporting units was $1.3 million. Our next annual evaluation is planned for December 31, 2006.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for each of the three months ended March 31, 2005 and 2006 was less than $0.1 million. At March 31, 2006, our patent rights and other intangibles, net were $1.0 million.

     We evaluate the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Our evaluations to date have not indicated that any revisions are necessary. Our next evaluation is planned for June 30, 2006. We evaluate our intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include current operating results, projected future operating results and cash flows and any other material factors that may effect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows which impacts the results of operations whether we impair assets or accelerate their amortization. In light of our continuing losses, a potential indicator of impairment, we test our patent rights and other intangible assets with finite useful lives for impairment at each reporting period.

Accounting for Derivative Instruments

     We have issued and outstanding convertible debt and certain convertible equity instruments with embedded derivative features which we analyze in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and EITF Issue No. 00-19 to determine the proper accounting classification or if these instruments have embedded derivatives that must be bifurcated. Under EITF No. 00-19, the estimated value of the embedded derivative, if any, is bifurcated from its host instrument on the date of sale or issuance of the securities or debt based on a valuation utilizing an appropriate valuation model. The embedded derivative is classified as a liability and is marked-to-market and adjusted to fair value at each reporting date and the change in fair value is recorded in other income (expense). In addition, freestanding warrants and non-employee options are accounted for as equity instruments or liabilities in accordance with the provisions of EITF Issue No. 00-19. As of March 31, 2006, we could not be sure we had adequate authorized shares for the conversion or exercise of all outstanding instruments due to certain conversion rates which vary with the fair value of our common stock, and therefore all embedded derivatives, freestanding warrants and non-employee options are recorded at fair value, marked-to-market at each reporting date, and are carried on a separate line of the accompanying balance sheet. If there is more than one embedded derivative, their value is considered in the aggregate.

Stock-Based Compensation

     Effective January 1, 2006, we adopted SFAS No. 123(R) "Share-Based Payment." We elected to use the modified prospective transition method, and accordingly, prior period results were not restated to reflect the impact of SFAS No. 123(R). Prior to the adoption of SFAS 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As a result, the recognition of employee stock-based compensation expense was generally limited to the expense attributed to restricted stock unit awards and stock option modifications, if any.

     As of March 31, 2006, there was no unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over future periods as all awards were vested at December 31, 2005.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

     Revenue. Total revenue for the three months ended March 31, 2006 was $1.0 million as compared to $1.6 million for same period in 2005, a decrease of $0.6 million, or 37.5%, primarily the result of having fully recognized the remaining $0.5 million of the license fee revenue from the New Transducers Ltd. ("NXT") license in the three months ended March 31, 2005. Total revenue for the three months ended March 31, 2006 consisted of approximately 47.8% in technology licensing fees and royalties, 52.0% in product sales and 0.2% in other revenue as compared to the three months ended March 31, 2005 of approximately 71.2% in technology licensing fees and royalties and 28.8% in product sales.

     Technology licensing fees and royalties were $0.5 million for the three months ended March 31, 2006 as compared to $1.2 million for the same period in 2005, a decrease of $0.7 million, or 58.3%. This decrease was due primarily to having fully recognized the license fee revenue from the NXT license. In May 2005, we learned that our ClearSpeech algorithm will not be incorporated by Sharp Corporation in its next generation product. As a result, we expect a significant decline in our royalties from Sharp during 2006. Our revenue from Sharp for each of the three months ended March 31, 2006 and 2005 was approximately $0.2 million.

     For each of the three months ended March 31, 2006 and 2005, product sales were $0.5 million. Gross profit on product sales, as a percentage of product sales, for the three months ended March 31, 2006 and 2005 was 53.6% and 49.1%, respectively. For the three months ended March 31, 2006 and 2005, 100% and 92%, respectively, of our product sales were attributable to our communications segment. The mix of our product sales within the communications segment for the three months ended March 31, 2006 included 63% of Pro Tech products and 16% of Artera Turbo subscriptions whereas the same period in the prior year included 62% of Pro Tech products and 18% of Artera Turbo subscriptions. Our subscriber base that generated the Artera Turbo product sales for the three months ended March 31, 2006 consisted of residential and small business users.

     Costs and expenses. Total costs and expenses for the three months ended March 31, 2006 were $14.9 million compared to $21.4 million for the same period in 2005, a decrease of $6.5 million, or 30.4%, due primarily to a $8.9 million decrease in interest expense, a decrease in the adjustment of the fair value of outstanding options, warrants and embedded derivatives of $1.3 million and a decrease in costs associated with non-conversion of preferred stock of $1.2 million partially offset by an increase of $4.5 million in default penalties on convertible notes.

     For the three months ended March 31, 2006, selling, general and administrative expenses totaled $1.8 million as compared to $1.3 million for the three months ended March 31, 2005, an increase of $0.5 million, or 38.5%. This increase was due primarily to the waiver by three executives of a portion of their incentive bonus in the three months ended March 31, 2005. These amounts waived in 2005 were approximately $326,000, $107,000 and $158,000 for our Chief Executive Officer, President and Chief Financial Officer, respectively.

     For the three months ended March 31, 2006, other expense, net totaled $2.8 million as compared to of $0.8 million for the three months ended March 31, 2005, an increase of $2.0 million, or 250.0%. The increase was due primarily to an increase of $4.5 million in default penalties on convertible notes, partially offset by a change in the adjustment of the fair value of outstanding options, warrants and embedded derivatives of $1.3 million and a decrease in costs associated with penalties for non-conversion of preferred stock of $1.2 million resulting from a waiver of liquidated damages by a preferred stockholder.

     For the three months ended March 31, 2006, interest expense, net totaled $9.2 million as compared to $18.1 million for the three months ended March 31,2005, an decrease of $8.9 million, or 49.2%. The decrease in interest expense was primarily attributable to the decrease in the expensing of the original issue discount arising from the allocation of proceeds to the fair value of warrants and the amortization of beneficial conversion features arising from allocation of proceeds to warrants and any beneficial conversion rates on the related debt. Interest expense for the three months ended March 31, 2006 included amortization of original issue discounts of $4.7 million, amortization of beneficial conversion features of convertible debt of $2.3 million, and interest on convertible debt issued by us of $2.1 million. Such amounts for the three months ended March 31, 2005 were $7.7 million, $8.8 million and $1.5 million, respectively.

     For the three months ended March 31, 2005, the consolidated net loss included a loss from discontinued operations of less than $0.1 million. The loss was the result of modifying the business model for operating our Hospital Radio Network business in September 2005. Instead of continuing to directly operate this business, under our modified business model, we are licensing our proprietary technology used in this business to third parties. In exchange, we will receive a percentage of the advertising revenues generated by these third parties through existing and new installations of our Sight & Sound systems in health care facilities.

Liquidity and Capital Resources

     We have experienced substantial losses from since inception, which have been recurring and amounted to $403.5 million on a cumulative basis through March 31, 2006. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

     o    the issuance of our and our subsidiaries' convertible debt;
     o    the sale of our and our subsidiaries' common stock;
     o    the sale of our and our subsidiaries' convertible preferred stock;
     o    technology licensing fees;
     o    royalties;
     o    product sales;
     o    advertising revenue; and
     o    engineering and development services.

     We believe that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenue derived from technology licensing fees and royalties and product sales. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. Since we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. At our 2005 annual meeting of stockholders, held on June 28, 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to 5.622 billion shares. This increase in the number of our authorized shares of common stock, however, is not sufficient for us to satisfy potential requests for conversions and exchanges of our and our subsidiaries' derivative securities. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at March 31, 2006 about our ability to continue as a going concern.

     We have entered into financing transactions because internally generated funding sources have been insufficient to maintain our operations. Our financing transactions to fund our business pursuits during the three months ended March 31, 2006 are described in the notes to the condensed consolidated financial statements. In 2006, we have continued to be primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Ms. Salkind will continue to provide funds to us. Our belief that funding from her will continue is based primarily upon her continued funding of us during 2004, 2005 and to date in 2006 despite our failure to repay her notes as they matured. However, we have no legally binding assurance that Ms. Salkind will continue to fund us in the short-term or that the amount, timing and duration of the funding from her will be adequate to sustain our business operations.

     Our monthly use of operating cash for each of the three months ended March 31, 2006 was approximately $0.7 million, down from approximately $0.8 million in the same period of the prior year. In the absence of a significant infusion of new capital, we anticipate that our monthly use of cash over the next 12 months will not exceed this approximate level, assuming continued funding from Carole Salkind or other sources to satisfy the amounts not funded by royalty collections and product sales. Of our monthly cash expenditures, approximately $0.6 million is used currently to fund payroll and payroll-related costs (such as taxes and health insurance) and the balance is used for other operating expenses (including rents, utilities and arrearage arrangements).

     At March 31, 2006, our cash and cash equivalents aggregated $0.3 million and our working capital deficit was $150.1 million, compared to a deficit of $136.8 million at December 31, 2005, a $13.3 million increase. Our current assets were approximately $1.4 million at March 31, 2006 compared to approximately $1.5 million at December 31, 2005. Our current liabilities were approximately $151.5 million at March 31, 2006 compared to approximately $138.4 million at December 31, 2005. The $13.1 million increase in current liabilities was due primarily to the issuance and refinancing of convertible notes to Carole Salkind of $16.2 million (net of discounts), partially offset by decreases in derivative liabilities of $2.0 million and accrued expenses of $0.7 million. At March 31, 2006, our current liabilities consisted of indebtedness ($94.8 million), accrued liabilities ($14.8 million), other current liabilities ($7.0 million), preferred stock subject to conversion into a variable number of shares of common stock ($24.8 million), derivative liabilities ($5.9 million), accounts payable ($3.0 million), deferred revenue ($0.4 million) and shares of subsidiary subject to exchange rights ($0.7 million). Most of our indebtedness (and accrued interest thereon) is convertible into shares of our common stock and may be converted to the extent we have sufficient shares of authorized but unissued common stock.

     At March 31, 2006, we were in default of $0.5 million of our notes payable and $9.1 million of our convertible notes. The following table summarizes our indebtedness in default at March 31, 2006:


                                                      (In millions)
                                                   New          Defaults
                           Indebtedness          Defaults         Cured         Indebtedness
                            In Default            during         during          In Default
Notes Payable:              12/31/05            the Period     the Period        03/31/06
                          --------------      --------------  -------------   ----------------
Former Employees / Other  $         0.5 (a)   $           -   $          -    $           0.5 (a)
                          --------------      --------------  -------------   ----------------
  Subtotal                          0.5                   -              -                0.5
                          --------------      --------------  -------------   ----------------

Convertible Notes:
Carole Salkind Notes                0.6                69.8          (66.4)               4.0
8% Notes                            2.6 (a,b)                            -                2.6 (a,b)
6% Notes                            2.5 (a)                              -                2.5 (a)
                          --------------      --------------  -------------   ----------------
  Subtotal                          5.7                69.8          (66.4)               9.1
                          --------------      --------------  -------------   ----------------
Grand Total               $         6.2       $        69.8   $      (66.4)   $           9.6
                          ==============      ==============  =============   ================

Footnotes:
---------
     (a)  Default due to nonpayment.
     (b)  Default due to cross default provision (default on other debt).


     Net cash used in operating activities for the three months ended March 31, 2006 was $2.2 million due primarily to funding the 2006 net loss of $14.0 million, as adjusted to reconcile to net cash.

     Our deferred revenue balance at March 31, 2006 was $0.4 million. No additional cash will be realized from our deferred revenue balance.

     Net cash provided by financing activities was $1.9 million for the three months ended March 31, 2006 and was primarily due to the issuance and sale of convertible notes to Ms. Salkind for cash consideration of $2.0 million. The cash proceeds from debt issued in the three months ended March 31, 2006 was primarily used for working capital purposes.

     At March 31, 2006, our short-term debt was $94.8 million (principally comprised of $96.9 million face value of outstanding convertible notes payable, and $0.6 million of outstanding notes payable), shown net of discounts of approximately $2.6 million on our condensed consolidated balance sheet, compared to $78.6 million of short-term debt, net at December 31, 2005, an increase of $16.2 million due to debt issued to Carole Salkind.

     During the three months ended March 31, 2006, we issued $78.8 million of 8% convertible notes and one 12% convertible note in the amount of $0.7 million, along with five-year warrants to acquire an aggregate of 1,319,000,000 shares of our common stock. Of these notes, $76.4 million mature six months from the date of issuance and $3.1 million are due upon the earlier of demand or six months from the date of issuance. Consideration paid for these notes included approximately $2.0 million in cash and cancellation and surrender of notes aggregating approximately $66.4 million, along with default penalties of $7.1 million and accrued interest of $2.9 million and $1.1 million as consideration (original issue discounts) related to the convertible notes. Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured notes to her, we will pay the legal fees she incurs as a result of certain legal matters.

     We believe that the level of financial resources available to us is critical to our ability to continue as a going concern. We will need to raise additional capital through equity or debt financing in order to sustain our operations or capitalize upon business opportunities and market conditions. We expect that from time to time our outstanding short-term debt may be replaced with new short-term or long-term borrowings. Although we believe that we can continue to access the capital markets in 2006 on acceptable terms and conditions, our flexibility with regard to long-term financing activity could be limited by the liquidity of our common stock on the open market, our current level of short-term debt and our credit ratings.

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

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road that superseded and replaced our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn, replaced a similar agreement dated as of July 25, 2002. The new credit agreement gives us the right to sell to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5.0 million of our common stock at a 7% discount from the market value of our common stock determined at the time of a put. Through March 31, 2006, we have sold a total of 18,756,756 shares of our common stock to Crammer Road pursuant to our private equity credit agreement for gross proceeds of approximately $134,000, at prices determined pursuant to the provisions of the agreement, which prices were less than $0.01 per share, the current par value of our common stock. Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. We do not intend to sell shares pursuant to the private equity credit agreement when the purchase price of such shares would be less than the par value of our common stock.

     We intend to use the 2005 private equity credit agreement to raise additional cash. However, the equity credit line may not be a reliable source of new cash capital for us. We must maintain an active trading market able to absorb large quantities of traded shares of our common stock. If the market for our common stock has an insufficient volume of shares traded, large quantities of shares of our common stock sold by Crammer Road to satisfy our puts may drive the price of our common stock lower due to lack of demand for those shares. In addition, the shares to be issued to Crammer Road under the private equity credit agreement will be issued at a 7% discount to the average of the three lowest closing bid prices for the ten trading days immediately following the notice date of a put. Based on this discount, Crammer Road has an incentive to sell immediately to realize the gain on the 7% discount. These discounted sales could cause our stock price to decline. A significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the private equity credit agreement could encourage short sales by third parties. These sales could place additional downward pressure on the price of our common stock by increasing the number of shares being sold. Furthermore, as discussed above, we do not intend to sell shares pursuant to the private equity credit agreement at any time the purchase price of such shares would be less than the par value of our common stock.

     We have no lines of credit with banks or other lending institutions and, therefore, have no unused borrowing capacity.

Capital Expenditures

     In connection with our industrial safety earmuff, we have incurred 25% of the approximate $0.1 million in tooling costs. Other than this expenditure, we had no material commitments for capital expenditures as of March 31, 2006 and no material commitments are anticipated in the near future.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934, as amended) as of March 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2006 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     For  a  discussion  of  recent   developments   involving   material  legal
proceedings, see "Note 11 - Litigation" included in the notes to the condensed consolidated financial statements herein.


ITEM 6.  EXHIBITS

10.1(a) Form of Secured Convertible Note (demand) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.1(a) of the registrant's Current Report on Form 8-K dated December 22, 2005 (File No. 0-18267)).

10.1(b) Schedule of Secured Convertible Notes (demand) issued by NCT Group, Inc. to Carole Salkind during the three months ended March 31, 2006.

10.2(a) Form of Secured Convertible Note (refinancings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.2(a) of the registrant's Current Report on Form 8-K dated December 7, 2005 (File No. 0-18267)).

10.2(b)   Schedule of Secured  Convertible Notes (refinancings after October 31,
          2005) issued by NCT Group, Inc. to Carole Salkind during the three months ended March 31, 2006.

10.3(a) Form of Warrant (new financing after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.3(a) of the registrant's Current Report on Form 8-K dated December 7, 2005 (File No. 0-18267)).

10.3(b) Schedule of Warrants (new financings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind during the three months ended March 31, 2006.

10.4(a) Form of Warrant (refinancings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.4(a) of the registrant's Current Report on Form 8-K dated December 7, 2005 (File No. 0-18267)).

10.4(b) Schedule of Warrants (refinancings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind during the three months ended March 31, 2006.

10.5(a) Form of 12% Secured Convertible Note issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.11(a) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-18267).

10.5(b) Schedule of 12% Secured Convertible Notes issued by NCT Group, Inc. to Carole Salkind during the three months ended March 31, 2006

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


Dated:  May 25, 2006