Form 10-Q
period 2006-06-30
NCT GROUP INC
filed 2006-08-18
CIK 722051

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      June 30, 2006
                                    -------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):
Large Accelerated Filer  /_/  Accelerated Filer  /_/  Non-Accelerated Filer  /X/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
/ / Yes  /X/ No

The number of shares of the registrant's common stock, par value $.01 per share, outstanding as of August 1, 2006 was 931,175,126.

                                Table of Contents


                                                                                                               Page

Part I     Financial Information
Item 1.    Financial Statements:
           Condensed Consolidated Balance Sheets at December 31, 2005 (As Restated) and June 30, 2006
                (Unaudited)                                                                                       3
           Condensed Consolidated Statements of Operations (Unaudited) and Condensed Consolidated
                Statements of Comprehensive Loss (Unaudited) for the Three and Six Months
                Ended June 30, 2005 (As Restated) and 2006                                                        4
           Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months
                Ended June 30, 2005 (As Restated) and 2006                                                        5
           Notes to the Condensed Consolidated Financial Statements (Unaudited)                                   6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                 23
Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                            31
Item 4.    Controls and Procedures                                                                               32

Part II    Other Information

Item 1.    Legal Proceedings                                                                                     33
Item 1A.   Risk Factors                                                                                          33
Item 3.    Defaults Upon Senior Securities                                                                       33
Item 6.    Exhibits                                                                                              33
Signatures                                                                                                       35


PART I   FINANCIAL INFORMATION


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Notes 1 and 6)
(In thousands, except share data)


                                                                                      December 31,         June 30,
                                                                                          2005               2006
                                                                                     (As Restated)
                                                                                    ----------------    ---------------
ASSETS                                                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                                      $         451       $        339
     Investment in available-for-sale marketable securities                                    20                 16
     Accounts receivable, net                                                                 640                286
     Inventories, net                                                                         253                251
     Other current assets (includes $98 due from former officer)                              181                179
                                                                                    ----------------    ---------------
                     Total current assets                                                   1,545              1,071

Property and equipment, net                                                                   849                733
Goodwill, net                                                                               1,252              1,252
Patent rights and other intangibles, net                                                    1,021                739
Other assets                                                                                   53                 24
                                                                                    ----------------    ---------------
                                                                                    $       4,720       $      3,819
                                                                                    ================    ===============
LIABILITIES AND CAPITAL DEFICIT
Current liabilities:
     Accounts payable                                                               $       3,095       $      3,014
     Accrued expenses-related parties                                                       3,649              4,148
     Accrued expenses-other                                                                11,811             12,272
     Notes payable                                                                            576                553
     Stockholder convertible notes                                                         73,111             97,124
     Current maturities of convertible notes                                                4,884              5,078
     Deferred revenue                                                                         350                350
     Shares of subsidiary subject to exchange into a variable number of shares                656                666
     Preferred stock subject to conversion into a variable number of shares                25,157             24,589
     Derivative liabilities                                                                 7,965              3,728
     Other current liabilities                                                              7,098              7,014
                                                                                    ----------------    ---------------
                     Total current liabilities                                            138,352            158,536

Long-term liabilities:
     Stockholder convertible notes                                                          5,000              5,000
     Other liabilities                                                                         27                 13
                                                                                    ----------------    ---------------
                     Total long-term liabilities                                            5,027              5,013
                                                                                    ----------------    ---------------

Minority interest in consolidated subsidiaries                                              8,655              8,815
                                                                                    ----------------    ---------------

Capital deficit:
  Preferred stock, $.10 par value; 10,000,000  shares authorized:
      Convertible series I preferred stock, 510 shares issued and outstanding
            (liquidation amount $510)                                                         510                510
  Common stock, $.01 par value; 5,622,000,000 shares authorized;
         838,983,565 and 913,719,236 shares issued and outstanding, respectively            8,389              9,137
  Additional paid-in capital                                                              233,079            233,167
  Accumulated deficit                                                                    (389,572)          (411,700)
  Accumulated other comprehensive income                                                      280                341
                                                                                    ----------------    ---------------
                     Total capital deficit                                               (147,314)          (168,545)
                                                                                    ----------------    ---------------
                                                                                    $       4,720       $      3,819
                                                                                    ================    ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Note 1)
(Unaudited; in thousands, except per share amounts)


                                                                                   Three months ended          Six months ended
                                                                                        June 30,                   June 30,
                                                                              --------------------------   -------------------------
                                                                                   2005         2006           2005          2006
                                                                              (As Restated)                (As Restated)
                                                                              -------------  -----------   -------------  ----------
REVENUE:
   Technology licensing fees and royalties                                    $       328    $      56     $    1,493     $     513
   Product sales, net                                                                 515          472            987           970
   Other revenue                                                                        1            1              1             4
                                                                              -------------  -----------   -------------  ----------
      Total revenue                                                                   844          529          2,481         1,487
                                                                              -------------  -----------   -------------  ----------

COSTS AND EXPENSES:
   Cost of product sales                                                              256          239            425           470
   Cost of other revenue                                                                2            2              4             4
   Selling, general and administrative                                              1,956        1,692          3,239         3,450
   Research and development                                                         1,047          877          2,067         1,808
   Impairment of intangible assets                                                      -          249              -           249
                                                                              -------------  -----------   -------------  ----------
      Total operating costs and expenses                                            3,261        3,059          5,735         5,981
Non-operating items:
   Other (income) expense, net                                                      3,628         (650)         4,464         2,126
   Interest expense, net  (Including amortization of debt discounts of
      $6,292, $3,559, $13,980 and $8,238, respectively, and beneficial
      conversion features of $7,207, $257, $15,982 and $2,558, respectively)       15,183        6,272         33,292        15,508

                                                                              -------------  -----------   -------------  ----------
      Total costs and expenses                                                     22,072        8,681         43,491        23,615
Add back: Minority interest in subsidiary's net loss                                   59            -             59             -

                                                                              -------------  -----------   -------------  ----------
 Loss from continuing operations                                                  (21,169)      (8,152)       (40,951)      (22,128)
 Loss from discontinued operations                                                    (70)           -           (116)            -
                                                                              -------------  -----------   -------------  ----------
NET LOSS                                                                      $   (21,239)   $  (8,152)    $  (41,067)    $ (22,128)

Less:  Subsidiary preferred stock dividends                                            82           80            165           160
                                                                              -------------  -----------   -------------  ----------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                                  $   (21,321)   $  (8,232)    $  (41,232)    $ (22,288)
                                                                              ============   ============  =============  ==========

Net loss per share attributable to common stockholders:
     Loss per share-continuing operations                                     $     (0.03)   $   (0.01)    $    (0.06)    $   (0.03)
                   -discontinued operations                                             -            -              -             -
                                                                              -------------  -----------   -------------  ----------
Net loss per share attributable to common stockholders-basic and diluted      $     (0.03)   $   (0.01)    $    (0.06)    $   (0.03)
                                                                              ============   ============  =============  ==========
Weighted average common shares outstanding -
   basic and diluted                                                              645,025      906,528        645,012       872,742
                                                                              ============   ============  =============  ==========

NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

                                                                                   Three months ended          Six months ended
                                                                                        June 30,                   June 30,
                                                                              --------------------------   -------------------------
                                                                                   2005          2006          2005          2006
                                                                              (As Restated)                (As Restated)
                                                                              -------------  -----------   -------------  ----------

NET LOSS                                                                      $   (21,239)   $  (8,152)    $  (41,067)    $ (22,128)
Other comprehensive income:
   Foreign currency translation adjustment                                            104           26            124            65
   Adjustment of unrealized gain (loss) on marketable securities                        2           (4)             2            (4)
                                                                              -------------  -----------   -------------  ----------
COMPREHENSIVE LOSS                                                            $   (21,133)   $  (8,130)    $  (40,941)    $ (22,067)
                                                                              ============   ============  =============  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Notes 1 and 3)
(Unaudited; in thousands)


                                                                                                   Six months ended June 30,
                                                                                            ----------------------------------------
                                                                                                   2005                  2006
                                                                                              (As Restated)
                                                                                            -------------------   ------------------
Cash flows from operating activities:
  Net loss                                                                                  $        (41,067)     $       (22,128)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                        151                  231
    Provision for inventory                                                                               (7)                  (5)
    Provision for doubtful accounts and uncollectible amounts                                             (6)                   -
    Gain on disposition of fixed assets                                                                  (12)                   -
    Finance costs associated with non-registration of common shares                                      697                  729
    Finance costs associated with non-conversion or exchange of common shares                          2,442                    -
    Preferred stock dividends as interest                                                                357                  331
    Accrued default penalties subsequently converted to principal (with a stockholder)                 2,942                8,865
    Accrued interest subsequently converted to principal (with a stockholder)                          1,279                3,632
    Amortization of discounts on notes (includes $13,924 and $8,181,
      respectively, with a stockholder)                                                               13,980                8,238
    Amortization of beneficial conversion feature on convertible notes (includes
      $15,846 and $2,421, respectively, with a stockholder)                                           15,982                2,558
    Loss attributable to minority interest                                                               (59)                   -
    Change in fair value of derivative liabilities                                                    (1,745)              (7,174)
    Impairment of intangible assets                                                                        -                  249
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                                        (39)                 354
       Decrease in inventories                                                                             6                    8
       Decrease in other assets                                                                           69                   29
       (Decrease) increase in accounts payable and accrued expenses                                   (2,259)                 258
       Increase (decrease) in other liabilities and deferred revenue                                   2,903                  (83)
                                                                                            -------------------   ------------------
    Net cash used in operating activities                                                             (4,386)              (3,908)
                                                                                            -------------------   ------------------
Cash flows from investing activities:
    Capital expenditures                                                                                 (39)                 (82)
      Proceeds from sale of equipment                                                                      -                    -
                                                                                            -------------------   ------------------
    Net cash used in investing activities                                                                (39)                 (82)
                                                                                            -------------------   ------------------
Cash flows from financing activities:
  Proceeds from:
    Issuance of stockholder convertible notes                                                          4,036                3,850
    Repayment of notes                                                                                   (46)                 (37)
                                                                                            -------------------   ------------------
    Net cash provided by financing activities                                                          3,990                3,813
                                                                                            -------------------   ------------------
Effect of exchange rate changes on cash                                                                  124                   65
                                                                                            -------------------   ------------------
Net decrease in cash and cash equivalents                                                               (311)                (112)
Cash and cash equivalents at beginning of period                                                       1,359                  451
                                                                                            -------------------   ------------------
Cash and cash equivalents at end of period                                                  $          1,048      $           339
                                                                                            ===================   ==================

The accompanying notes are an integral part of the condensed consolidated financial statements.


NCT GROUP, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Basis of Presentation:

     Throughout this document, "NCT" (which may be referred to as "we," "our" or "us") means NCT Group, Inc. or NCT Group, Inc. and its subsidiaries, as the context requires. The accompanying condensed consolidated financial statements are unaudited but, in the opinion of management, contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to present fairly the condensed consolidated financial position and the results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America applicable to interim periods. The results of operations for the three and six months ended June 30, 2006 and cash flows for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any other interim period or the full year. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005 contained in our Annual Report on Form 10-K, as amended.

     The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     We have experienced substantial losses since our inception, which cumulatively amounted to $411.7 million through June 30, 2006. Cash and cash equivalents amounted to $0.3 million at June 30, 2006, decreasing from $0.5 million at December 31, 2005. A working capital deficit of $157.5 million existed at June 30, 2006. We were in default of $0.5 million of our notes payable and $5.1 million of our convertible notes at June 30, 2006. Our management believes that internally generated funds are currently insufficient to meet our operating and capital requirements. These funds include available cash and cash equivalents and revenue derived from technology licensing fees and royalties and product sales. Our ability to continue as a going concern is substantially dependent upon our current and any future revenue sources and future levels of funding from debt and equity transactions, all which are currently uncertain. If we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. Uncertainty exists about the adequacy of current funds to support our activities until positive cash flow from operations can be achieved, and uncertainty exists about the availability of external financing sources to fund any cash deficiencies.

     The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financing and other funding sources to meet our obligations. The uncertainties described in the preceding paragraph raise substantial doubt at June 30, 2006 about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amount of recorded assets or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Restatement  of  Consolidated   Financial   Statements  to  Reflect   Derivative
Accounting

     Our condensed consolidated balance sheet as of June 30, 2005 and our results of operations for the three and six months ended June 30, 2005 have been restated to account for the effect of certain restatements of our condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2005. These restatements reflect the effects of adjustments to the accounting treatment for various convertible equity instruments in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and the reversal of an accrual for the non-registration penalties related to a convertible equity instrument. As a result of these adjustments, as of June 30, 2005, additional paid in capital decreased by $38.7 million, retained earnings decreased by $1.7 million and current liabilities increased by $59.9 million. In addition, for the three and six months ended June 30, 2005, net loss increased by $4.5 million and $7.4 million, and net loss attributable to common stockholders increased by $2.0 million and $2.3 million, respectively.

Patent Rights and Other Intangible Assets with Finite Useful Lives

     Under the guidelines in the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We test our intangible assets with finite useful lives for impairment by using the estimated future cash flows directly associated with, and that are expected to arise as a direct result of, the use of the intangible asset. We do so by projecting the future estimated revenue and costs and comparing the resultant undiscounted cash flows to the carrying amount of the intangible asset. If the carrying amount exceeds the undiscounted cash flows, an impairment may be indicated. The carrying amount is then compared to the discounted cash flows, and if there is excess, such amount is recorded as an impairment. We also evaluate the useful lives each reporting period. The factors we use in evaluating the period of amortization include current operating results, anticipated future operating results and any other material factors that affect the continuity of the business.

     Based on an evaluation as of June 30, 2006, our subsidiary, Pro Tech Communications, Inc., determined an impairment was present with respect to our license granted to Pro Tech. The impairment charge to Pro Tech, on its accounting records, was $1.5 million. After consolidation of Pro Tech's results of operations in our financial statements, the resulting impairment was approximately $0.2 million, representing the minority shareholders' portion of Pro Tech's impairment recognized in our condensed consolidated statements of operations for the three months and six months ended June 30, 2006. Our next evaluation is planned for our next reporting date.

Recent Accounting Pronouncements

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and addresses the application of SFAS No. 133 to beneficial interests in securitized financial assets. SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Additionally, SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which also amends SFAS No. 140. SFAS No. 156 provides guidance on the accounting for servicing assets and servicing liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

     In June 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. This interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for us beginning January 1, 2007. We do not anticipate that the adoption of FIN 48 will have a material impact on our financial position, results of operations or cash flows.

2.   Stock-Based Compensation:

     Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), using the modified prospective application transition method. The modified prospective application transition method requires compensation cost to be recognized beginning on the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Stock options under SFAS No. 123(R) are valued at the date of grant using the Black-Scholes option pricing model. Prior periods will not reflect restated amounts to reflect the impact of

SFAS No. 123(R). Prior to January 1, 2006, we accounted for our stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Under APB Opinion No. 25, no compensation cost was recognized if the option exercise price was equal to or greater than the fair market price of the common stock on the date of the grant. Prior to January 1, 2006, no stock-based employee compensation cost was reflected in our net loss, as options granted under our plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. There was no stock-based employee compensation cost recognized during the six months ended June 30, 2005 nor any compensation cost that would have been recognized had we used the fair value method under SFAS No. 123.

     There was no impact on our financial position, results of operations or cash flows upon the adoption of SFAS No. 123(R). We had no outstanding unvested options at January 1, 2006 and there were no new option grants during the six months ended June 30, 2006.

     We have stock option plans under which directors, officers, employees and consultants may be granted options to purchase common stock or other equity-based awards. Our stock option plans that have been approved by our stockholders are as follows: the NCT Group, Inc. 1992 Stock Incentive Plan, as amended (the "1992 Plan"), and the NCT Group, Inc. 2001 Stock and Incentive Plan, as amended (the "2001 Plan"). In addition, options outside the option plans have been granted. Due to expiration of the plan, no future grants of options for the purchase of shares of our common stock are available under the 1992 Plan.

     Our option plan activity is summarized as follows:


                                                          1992 Plan                   2001 Plan                    Non Plan
                                                  --------------------------- --------------------------- --------------------------
                                                                  Weighted                    Weighted                    Weighted
                                                                   Average                    Average                     Average
                                                                  Exercise                    Exercise                    Exercise
                                                     Shares         Price        Shares        Price         Shares        Price
----------------------------------------------    -------------  ------------ ------------- ------------- -------------  -----------
Outstanding at December 31, 2005                    38,164,531       $0.3917   399,359,850     $0.0204     423,864,000      $0.0402
Options granted                                              -                           -                           -
Options exercised                                            -                           -                           -
Options canceled, expired or forfeited                       -                           -                  (2,475,000)     $0.1275
                                                  -------------               -------------               -------------
Outstanding at June 30, 2006                        38,164,531       $0.3917   399,359,850     $0.0204     421,389,000      $0.0397
                                                  =============               =============               =============

Options exercisable at June 30, 2006                38,164,531       $0.3917   399,359,850     $0.0204     421,389,000      $0.0397
                                                  =============               =============               =============
Options available for grant at June 30, 2006                 -                 218,520,150                           -
                                                  =============               =============               =============

Weighted  average remaining
 contractual life (in years)                               1.9                         6.0                        2.8
                                                  =============               =============               =============

Aggregate intrinsic value                         $          -                         $ -                         $ -
                                                  =============               =============               =============

The aggregate intrinsic value in the table above represents the intrinsic value (the aggregate difference between the closing stock price of our common stock on June 30, 2006 and the exercise price for in-the-money options) that would have been received by the optionees if all options had been exercised on June 30, 2006.

3.   Other Financial Data:

Balance Sheet Items

     Investment in marketable securities comprises available-for-sale securities at fair market value. The following table sets forth the market value, carrying value and realized and unrealized gain (loss) of our available-for-sale securities:

                                (In thousands of dollars)
              Cost                        Market                     Market
              Basis      Unrealized        Value      Unrealized       Value
             1/1/05      Gain (Loss)     12/31/05        Loss         6/30/06
          ------------  -------------  ------------  ------------  -------------
ITC       $        10   $          2   $        12   $        (1)  $         11
Teltran            14             (6)            8            (3)             5
          ------------  -------------  ------------  ------------  -------------
Totals    $        24   $         (4)  $        20   $        (4)  $         16
          ============  =============  ============  ============  =============

     We review declines in the value of our investments when general market conditions change or specific information pertaining to an industry or to an individual company becomes available. We consider all available evidence to evaluate the realizable value of our investments and to determine whether the decline in realizable value may be other-than-temporary. During the three and six months ended June 30, 2006, we did not recognize any other-than-temporary decline in realizable value of our investments.

     Accounts receivable comprise the following:

                                                   (In thousands of dollars)
                                                  December 31,       June 30,
                                                     2005              2006
                                                 --------------   --------------
Technology license fees and royalties            $        533     $        317
Joint ventures and affiliates                              34               34
Other receivables                                         424              285
                                                 --------------   --------------
                                                 $        991     $        636
Allowance for doubtful accounts                          (351)            (350)
                                                 --------------   --------------
     Accounts receivable, net                    $        640     $        286
                                                 ==============   ==============


     Inventories comprise the following:

                                                   (In thousands of dollars)
                                                  December 31,       June 30,
                                                     2005              2006
                                                 --------------   --------------
Finished goods                                   $        248     $        245
Components                                                206              202
                                                 --------------   --------------
                                                 $        454     $        447
Reserve for obsolete and slow moving inventory           (201)            (196)
                                                 --------------   --------------
     Inventories, net                            $        253     $        251
                                                 ==============   ==============


     Other current assets comprise the following:

                                                   (In thousands of dollars)
                                                  December 31,       June 30,
                                                     2005              2006
                                                 --------------   --------------

Notes receivable                                 $      1,000     $      1,000
Due from former officer                                    98               98
Advances and deposits                                      53               24
Other                                                     181              179
                                                 --------------   --------------
                                                 $      1,332     $      1,301
Reserve for uncollectible amounts (a)                  (1,098)          (1,098)
                                                 --------------   --------------
Other assets                                     $        234     $        203
Less: other assets classified as long term                 53               24
                                                 --------------   --------------
    Other current assets                         $        181     $        179
                                                 ==============   ==============

Footnote:
--------
     (a) Includes full reserve for the $1.0 million of notes receivable and the $98,000 due from a former officer. The $1.0 million of non-recourse, non-interest bearing notes receivable due January 2, 2002 were partial consideration for the January 9, 2001 6% convertible notes payable (see Note 6). The note receivable from the former officer (plus accrued interest) is the amount in excess of the amount owed to him.


     Property and equipment comprise the following:

                                                   (In thousands of dollars)
                                                  December 31,       June 30,
                                                     2005              2006
                                                 --------------   --------------
Machinery and equipment                          $        946     $        947
Furniture and fixtures                                    337              323
Tooling                                                   491              572
Leasehold improvements                                    388              391
Other                                                     402              403
                                                 --------------   --------------
                                                 $      2,564     $      2,636
Accumulated depreciation                               (1,715)          (1,903)
                                                 --------------   --------------
     Property and equipment, net                 $        849     $        733
                                                 ==============   ==============

     Depreciation expense for each of the three and six months ended June 30, 2005 and 2006 was approximately $0.1 million and $0.2 million, respectively.


     Accrued expenses comprise the following:

                                                   (In thousands of dollars)
                                                  December 31,       June 30,
                                                     2005              2006
                                                  (As Restated)
                                                 --------------   --------------
Non-registration fees due to related parties     $        216     $        308
Interest due to a stockholder                           2,641            3,006
Consulting fees due to a stockholder                        -               85
Incentive compensation due to officers                    792              749
                                                 --------------   --------------
    Accrued expenses-related parties             $      3,649     $      4,148
                                                 ==============   ==============

Non-registration fees                            $      5,721     $      6,358
Interest                                                2,136            2,517
Commissions payable                                       124              116
Other                                                   3,830            3,281
                                                 --------------   --------------
    Accrued expenses-other                       $     11,811     $     12,272
                                                 ==============   ==============


     Other current liabilities comprise the following:

                                                   (In thousands of dollars)
                                                  December 31,       June 30,
                                                     2005              2006
                                                 --------------   --------------
License reacquisition payable                    $      4,000     $      4,000
Royalty payable                                         1,679            1,679
Development fee payable                                   650              650
Due to selling shareholders of Theater Radio
 Network                                                  557              557
Due to Lernout & Hauspie                                  100              100
Other                                                     139               41
                                                 --------------   --------------
                                                 $      7,125     $      7,027
Less: other liabilities classified as long term            27               13
                                                 --------------   --------------
    Other current liabilities                    $      7,098     $      7,014
                                                 ==============   ==============

Statements of Operations Information

     Other (income) expense, net consisted of the following:


                                                                                   (In thousands of dollars)
                                                                     Three months ended                   Six months ended
                                                                          June 30,                            June 30,
                                                               ---------------------------------   ---------------------------------
                                                                     2005             2006              2005                2006
                                                                (As Restated)                       (As Restated)
                                                               ---------------   ---------------   ---------------   ---------------
Finance costs associated with non-registration
     of common shares                                          $          350    $          367    $          697    $          729
Default penalties on stockholder convertible notes                        301             1,728             2,942             8,865
Loss (gain) on change in fair value of derivatives                      1,715            (2,436)           (1,745)           (7,174)
Costs associated with non-conversion of preferred stock(a)              1,183                 -             2,442                 -
Gain from sale of purchase option in Westport lease (Note 8)                -              (308)                -              (308)
Other                                                                      79                (1)              128                14
                                                               ---------------   ---------------   ---------------   ---------------
     Other (income) expense, net                               $        3,628    $         (650)   $        4,464    $        2,126
                                                               ===============   ===============   ===============   ===============

Footnote:
--------
     (a) These costs were waived, and the expense was reversed, in the third quarter of 2005.

     We include losses from our majority-owned subsidiaries in our condensed consolidated statements of operations exclusive of amounts attributable to minority shareholders' common equity interests only up to the basis of the minority shareholders' interests. Losses in excess of that amount are borne by us. Such amounts from Pro Tech borne by us for the six months ended June 30, 2005 and 2006 were less than $0.1 million and $0.4 million, respectively. Future earnings of our majority-owned subsidiaries otherwise attributable to minority shareholders' interests will be allocated again to minority shareholders only upon additional investments or after future earnings are sufficient to recover the cumulative losses previously absorbed by us (approximately $3.1 million at June 30, 2006).

Supplemental Cash Flow Information


                                                                                    (In thousands of dollars)
                                                                                    Six months ended June 30,
                                                                                ---------------------------------
                                                                                     2005              2006
                                                                                 (As Restated)
                                                                                ---------------   ---------------
Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest                                                                       $          9      $          7
                                                                                ===============   ===============
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized holding gain (loss) on available-for-sale securities               $          2      $         (4)
                                                                                ===============   ===============
  Finance costs associated with non-registration of common shares               $      2,404      $          -
                                                                                ===============   ===============
  Finance costs associated with non-conversion of preferred stock               $      2,344      $          -
                                                                                ===============   ===============
  Issuance of series I preferred stock                                          $        976      $          -
                                                                                ===============   ===============
  Property and equipment financed through notes payable                         $         18      $          -
                                                                                ===============   ===============
  Principal on stockholder convertible notes exchanged for new notes            $     29,417      $     78,649
                                                                                ===============   ===============
  Interest on stockholder convertible notes exchanged for new notes             $      1,279      $      3,632
                                                                                ===============   ===============
  Default penalty on stockholder convertible notes exchanged for new notes      $      2,942      $      8,865
                                                                                ===============   ===============


4.   Capital Deficit:


     The changes in capital  deficit  during the six months  ended June 30, 2006 were as follows:

                                                                        Series I
                                                                       Convertible
                                                                     Preferred Stock          Common Stock          Additional
                                                                  --------------------  -----------------------      Paid-in
(In thousands of dollars and shares)                               Shares      Amount      Shares     Amount         Capital
                                                                  ---------  ---------  -----------  ----------    -----------
Balance at December 31, 2005 (As Restated)                               1   $    510      838,984   $   8,389     $  233,079
Conversion of series H preferred stock                                   -          -       74,735         748            248
Dividend and amortization of discounts on beneficial
    conversion feature to subsidiary preferred shareholders              -          -            -           -           (160)
Net loss                                                                 -          -            -           -              -
Change in valuation of available-for-sale marketable securities          -          -            -           -              -
Foreign currency translation adjustment                                  -          -            -           -              -

                                                                  ---------  ---------  -----------  ----------    -----------
Balance at June 30, 2006                                                 1   $    510      913,719    $  9,137     $  233,167
                                                                  =========  =========  ===========  ==========    ===========


                                                                                  Accumulated
                                                                                    Other
                                                                     Accumu-       Compre-
                                                                      lated        hensive
(In thousands of dollars and shares)                                 Deficit        income         Total
                                                                  ------------  -------------  ------------
Balance at December 31, 2005 (As Restated)                        $  (389,572)  $     280      $  (147,314)
Conversion of series H preferred stock                                      -           -              996
Dividend and amortization of discounts on beneficial
    conversion feature to subsidiary preferred shareholders                 -           -             (160)
Net loss                                                              (22,128)          -          (22,128)
Change in valuation of available-for-sale marketable securities             -          (4)              (4)
Foreign currency translation adjustment                                     -          65               65

                                                                  ------------  -------------  ------------
Balance at June 30, 2006                                          $  (411,700)  $     341      $  (168,545)
                                                                  ============  =============  ============


5.   Notes Payable:


                                                                                     (In thousands of dollars)
                                                                                    December 31,      June 30,
                                                                                        2005            2006
                                                                                    -------------   -------------
Note due investor (a)                                                               $      385      $       385
        Interest at 8% per annum payable at maturity;  effective interest rate of 80.3% per annum resulting from the issuance of warrants and finders fees; matured April 7, 2003; default interest accrues at
        18% per annum.
Note due stockholder of subsidiary                                                          14                6
        Interest at 12% per annum; monthly payments (including interest) of $1.5 from November 2005 through September 2006, remainder matures October 15,
        2006.
Note due former employee (a)                                                               100              100
        $100 bears interest at 8.25% per annum, compounded annually;
        past due.
Other financings                                                                            77               62
        Interest ranging from 7% to 9% per annum;
        $35 due July 15, 2003 (a); $27 due November 1, 2007.

                                                                                    -------------   -------------
            Notes Payable                                                           $      576      $       553
                                                                                    =============   =============

Footnote:
--------
     (a)  Notes payable are in default due to nonpayment.


6.   Convertible Notes Payable:


                                                                                     (In thousands of dollars)
                                                                                    December 31,      June 30,
                                                                                        2005            2006
                                                                                    (As Restated)
Stockholder Convertible Notes                                                       -------------   -------------
Issued to Carole Salkind - (a) (see Note 10)                                        $    83,649     $   106,287
Weighted average effective interest rate of 58.1% per annum; accrues interest at 8% per annum, except $6,001 and $7,467 at 12%; collateralized by substantially all of the assets of NCT; convertible into NCT common stock at prices of the greater of par value (currently $0.01) or of prices ranging from $0.0018 - $0.0166 or exchangeable for common stock of NCT subsidiaries except for Pro Tech; maturing by quarter as follows:
                               2005              2006
                           --------------------------------
     Past due              $       576       $        -
     Demand notes (b)              375            6,575
     March 31, 2006             69,841                -
     June 30, 2006               7,857                -
     September 30, 2006              -           76,444
     December 31, 2006               -           18,268
     December 31, 2009           5,000            5,000
Less: unamortized debt discounts                                                         (5,538)         (4,163)
                                                                                    -------------   -------------
                                                                                    $    78,111     $   102,124
Less: amounts classified as long-term                                                    (5,000)         (5,000)
                                                                                    -------------   -------------
      Stockholder Convertible Notes                                                 $    73,111     $    97,124
                                                                                    =============   =============


                                                                                     (In thousands of dollars)
                                                                                    December 31,      June 30,
Convertible Notes:                                                                      2005            2006
                                                                                    -------------   -------------
8% Convertible Notes (c)                                                            $     2,626     $     2,626
Weighted average effective interest rate of 30.8% per annum;
generally convertible into NCT common stock at 80% of the five-day average closing bid price preceding conversion;  past due, except
July 2004 notes matured July 2006; issued as follows:
Issue Date                     2005              2006
----------                 --------------------------------
     March 14, 2001        $        17       $       17
     April 12, 2001                  9                9
     January 10, 2002              550              550
     March 11, 2002                400              400
     April 22, 2003                235              235
     September 4, 2003             440              440
     July 23, 2004                 975              975

6% Convertible Notes (in default)                                                         2,474           2,474
Weighted average effective interest rate of 85.8% per annum;
convertible into NCT common stock at 100% of the five-day average closing bid price preceding conversion; past due; issued as follows:
Issue Date                     2005              2006
----------                 --------------------------------
     January 9, 2001       $       818       $      818
     April 4, 2001                 325              325
     May 25, 2001                   81               81
     June 29, 2001               1,250            1,250
                                                                                    -------------   -------------
                                                                                    $     5,100     $     5,100
Less: unamortized debt discounts                                                           (216)            (22)
                                                                                    -------------   -------------
      Current maturities of convertible notes                                       $     4,884     $     5,078
                                                                                    =============   =============

Footnotes:
---------
     (a) We have issued convertible notes collateralized by substantially all of our assets to Carole Salkind, a stockholder and spouse of a former director of NCT. During the six months ended June 30, 2006, we issued an aggregate of $101.3 million of convertible notes ($98.8 million of 8% notes and $2.5 million of 12% notes). Consideration for these notes was $3.9 million in cash, refinancing of $78.6 million in principal for matured notes, $3.6 million of interest, $8.9 million of default penalties (including interest default penalties aggregating $1.0 million) and $6.3 million of original issue discounts ("OIDs") ($2.7 million arising from cash consideration in an amount less than the face value of the related notes and $3.6 million arising from refinanced notes). In addition to the $6.3 million in OIDs, we recorded OIDs of $2.9 million to the notes based upon the fair value of warrants granted to Ms. Salkind (see Note 9). These discounts are being amortized over the term of the related notes. There were no beneficial conversion features recorded as a discount to the notes during the six months ended June 30, 2006. For the three and six months ended June 30, 2006, $3.7 million and $10.6 million, respectively, of amortization of current and prior year OIDs and beneficial conversion features were classified as interest expense on our condensed consolidated statements of operations. Unamortized discounts of $5.5 million and $4.2 million have been reflected as a reduction to the stockholder convertible notes on our condensed consolidated balance sheets at December 31, 2005 and June 30, 2006, respectively. The default provisions in these notes impose a penalty of 10% of the principal in default and default interest from the date of default at the stated interest rate plus 5%. Further, the five-year $5.0 million note issued to Ms. Salkind in December 2004 imposes an interest default penalty (10% of the then outstanding principal of this note) each time a quarterly interest installment is not paid when due. Because we had defaulted on repayment of all of the notes as they matured during the six months ended June 30, 2006, aggregate default penalty expense of $1.7 million and $8.9 million for the three and six months ended June 30, 2006, respectively, has been reflected in other (income) expense, net on our condensed consolidated statements of operations.

     (b) Due upon the earlier of demand or six months from the respective dates of issuance.

     (c) We are in default on convertible notes aggregating $1.6 million due to a cross-default provision and non-payment. We are also in default on convertible notes aggregating $1.0 million dated July 23, 2004 due to our failure to register for resale the shares of our common stock issuable upon conversion of these notes. These notes were not repaid when due on July 23, 2006.

7.   Shares of Subsidiary Subject to Exchange into a Variable Number of Shares:

     The monetary value of Pro Tech series B convertible preferred stock was approximately $0.7 million on our condensed consolidated balance sheet at June 30, 2006, which is comprised of $0.6 million fair value of the preferred shares plus accrued dividends thereon of approximately $0.1 million. We have the option to settle the accrued dividends in cash or common stock. If the holder elected to exchange the stated value of the preferred stock, along with accrued dividends, for NCT common stock as of June 30, 2006, we would have been required to issue approximately 55.1 million shares (calculated at a $0.01 conversion price, our current par value). There is no limit on the number of shares of common stock that we could be required to issue upon exchange of the Pro Tech series B preferred stock.

     At December 31, 2005 and June 30, 2006, there were no shares of Pro Tech series A preferred stock outstanding and 460 shares of Pro Tech series B preferred stock outstanding. For the three and six months ended June 30, 2006, the 4% dividends earned by the holder of the Pro Tech series B preferred stock were approximately $5,000 and $9,000, respectively. These amounts are included in interest expense on our condensed consolidated statements of operations.

8.   Commitments and Contingencies:

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road LLC ("Crammer Road"), a Cayman Islands limited liability company, that supersedes and replaces our amended and restated private equity credit agreement dated as of September 30, 2004, which in turn replaced a similar agreement dated as of July 25, 2002. The new credit agreement provides that we must put to Crammer Road shares of our common stock having an aggregate value of at least $5.0 million (the minimum commitment amount) and may put to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million (the maximum commitment amount). The purchase price of the shares will equal 93% of the average of the three lowest closing bid prices of our common stock during the ten-day trading period immediately following the date of our notice to Crammer Road of our election to put shares. The maximum amount that we can put to Crammer Road in any single transaction is equal to, at the time of our election, the lesser of (a) $2.0 million or (b) 500% of the daily weighted average volume of shares of our common stock for the 15 trading days immediately preceding the date of the put, provided that the maximum amount is no less than $0.5 million. Through June 30, 2006, we have sold a total of 18,756,756 shares of our common stock to Crammer Road pursuant to our private equity credit agreement for gross proceeds of approximately $0.1 million.

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

     In May 2006, we amended the lease on our principal executive offices and corporate headquarters located in Westport, Connecticut. Pursuant to this amendment, we released our option to purchase the real estate under the lease and agreed to reduce the term of the lease to now terminate on March 31, 2007. In exchange, we are no longer required to pay base rent through March 31, 2007 in the aggregate amount of approximately $0.3 million, and our current landlord has agreed to pay us $0.2 million upon our vacating the building on or before March 31, 2007, but not sooner than January 1, 2007. The total value of the base rent for the period from June 2006 through March 2007 has been recorded as a gain from the sale of the purchase option in the Westport lease in other (income) expense, with a corresponding charge to prepaid rent. The rent is being expensed over the remaining term of the amended lease. The cash payment will be recognized when earned.

9.   Capital Stock:

Common Shares Available for Future Issuance

     At June 30, 2006,  we were  required to reserve for issuance  approximately
22.0 billion shares of our common stock based on the minimum issue price of $.01 per share, the current par value of our common stock. Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. The number of shares issuable upon conversion or exchange of several of our outstanding convertible and exchangeable securities varies as a function of the market price of our common stock. At June 30, 2006, the number of shares we are required to reserve exceeded the number of authorized but unissued shares of our common stock.

NCT Group, Inc. Preferred Stock

     At June 30, 2006, we had two series of preferred stock issued and outstanding, our series H convertible preferred stock, classified as a current liability, consisting of 2,100 designated shares, and our series I convertible preferred stock, consisting of 1,000 designated shares. At June 30, 2006, 1,590.5 shares of series H preferred stock were issued and outstanding. The series H preferred stock carries a cumulative dividend of 4% per annum on the stated value ($10,000 per share) payable upon conversion in either cash or common stock, at our election. The series H preferred stock is senior in rank to our common stock and has a liquidation value equal to the dividends plus the stated value in the case of our liquidation, dissolution or winding up. The holder of our series H preferred stock (Crammer Road) has no voting rights (except as may be required by law). Each share of series H preferred stock is convertible into shares of our common stock at 75% of the average closing bid price of our common stock for the five-day trading period immediately preceding conversion. If the holder elected to convert the stated value of the preferred stock, along with accrued dividends, into our common stock as of June 30, 2006, we would be required to issue approximately 1.8 billion shares (calculated at a $0.01 conversion price, our current par value). The holder of our series H preferred stock is subject to a limitation on its percentage ownership of our outstanding common stock. The series H preferred stock is redeemable by us in cash at any time at a redemption price that is a function of the time between the date the series H preferred stock was originally issued and the redemption date. The redemption price ranges from 85% of stated value (within three months of issuance) to 120% of stated value (after nine months from issuance). Because of the conversion terms of other outstanding convertible instruments, we are not assured of having sufficient shares available to honor all potential exchange, conversion and exercise requests. As a result, our series H preferred stock, including accrued dividends, is classified as a liability on our consolidated balance sheets under the caption "Preferred stock subject to conversion into a variable number of shares." At June 30, 2006, the monetary value of the series H preferred stock was approximately $24.6 million (comprised of approximately $21.2 million fair value of the preferred shares plus approximately $3.4 million fair value of the accrued dividends thereon). For the six months ended June 30, 2005 and 2006, we have included approximately $0.4 million and $0.3 million of series H preferred stock dividends in interest expense on our condensed consolidated statements of operations.

     During the six months ended June 30, 2006, Crammer Road converted 65 shares of series H preferred stock into 74,735,671 shares of our common stock (see Note 14 for transactions subsequent to June 30, 2006).

     Pursuant to the terms of a registration rights agreement with Crammer Road, we were obligated to file a registration statement covering the shares of our common stock issuable upon conversion of the 27 shares of our series H preferred stock issued in May 2004 no later than August 28, 2004. Because we did not have a sufficient number of authorized shares of our common stock to issue these shares, we were not able to file a registration statement. As a result, Crammer Road is entitled to liquidated damages at the rate of 2% per month of the stated value of these 27 shares of our outstanding series H preferred stock. For each of the six months ended June 30, 2005 and 2006, these liquidated damages were less than $0.1 million and are included in other (income) expense, net on our condensed consolidated statement of operations.

     We had received a request to convert 189 shares (approximately $1.9 million stated value) of series H preferred stock plus accrued dividends into 52.5 million shares of our common stock that we could not fulfill because of an insufficient number of authorized but unissued shares of common stock. Under the Certificate of Designations, Preferences and Rights governing the series H preferred stock and incorporated into the June 21, 2002 exchange agreement pursuant to which these shares were sold by us to Crammer Road, Crammer Road was entitled to (i) compensation for late delivery of conversion shares of 1% of the stated value of series H not converted ($18,900) per business day beginning March 4, 2004, the 12th business day after the conversion date; or (ii) ordinary contract breach damages. In addition, if Crammer Road elected to purchase on the open market the number of our common shares it should have been issued upon conversion of the series H shares, Crammer Road was entitled to a payment equal to the excess, if any, of the open market price over the conversion price. For the six months ended June 30, 2005, we recorded charges, classified as other (income) expense, net, of $2.3 million for non-conversion of series H into our common stock. On July 19, 2005, Crammer Road irrevocably waived, rescinded and voided any and all outstanding demands with respect to the requested conversion of the 189 shares of series H preferred stock into shares of our common stock.

     At June 30, 2006, 510 shares of our series I preferred stock were issued and outstanding and held by Steven Salkind, the son of Carole Salkind (see Note
10). Our series I preferred stock has a par value of $0.10 per share and a stated value of $1,000 per share. No dividends are payable on the series I preferred stock. The series I preferred stock is junior in rank to our series H convertible preferred stock, but senior in rank to our common stock and has preferences over the common stock with respect to distributions and payments upon our liquidation, dissolution or winding up. The holder of our series I preferred stock has no voting rights (except as may be required by law). Each share of series I preferred stock is convertible into approximately 47,619 shares of our common stock, determined by dividing the $1,000 stated value by the fixed conversion price of $0.021 per share. As a result, the 510 issued and outstanding shares of our series I preferred stock are convertible into 24,285,714 shares of our common stock.

Artera Group, Inc. Preferred Stock

     At June 30, 2006, there were 8,299 shares of Artera Group series A preferred stock outstanding, 271 of which are held by us. Each share of series A convertible preferred stock is convertible into shares of Artera Group common stock at a conversion price equal to the average "final trading price" of Artera Group common stock for the five trading days prior to the conversion date. The "final trading price" of Artera Group common stock is currently equal to the greater of (i) the net book value per share or (ii) the value attributable to the common stock based on any financing occurring within the prior nine months. If Artera Group common stock is ever listed for trading on a securities trading market anywhere in the world, the "final trading price" will be the closing price of Artera Group common stock on such market. We entered into an exchange rights agreement in 2001 with ten accredited investors who hold 4,276 shares with $4.3 million in aggregate stated value of Artera Group series A preferred stock. Each of the ten holders received the right to exchange their series A preferred stock for shares of NCT's common stock at an exchange price per share of 100% of the average closing bid price of our common stock for the five trading days prior to the exchange date and surrendered the right to convert into Artera Group common stock. We are obligated to register for resale shares of our common stock issuable upon the exchange of these 4,276 shares of series A preferred stock. For each of the three and six months ended June 30, 2005 and 2006, we incurred charges of approximately $0.4 million and $0.7 million, respectively, for non-registration of the underlying shares of our common stock, classified as other (income) expense, net. Pursuant to the 2001 exchange rights agreement, we have the option at any time to redeem the shares of series A preferred stock subject to the agreement by paying the holder cash equal to the aggregate stated value of the preferred stock being redeemed (together with accrued and unpaid dividends thereon). Pursuant to an exchange rights and release agreement dated April 10, 2003, three holders of an aggregate of 3,154 shares of series A preferred stock received an additional right to exchange their shares into our preferred stock (a series to be designated) thirty days after receipt of written notice. For each of the three-month periods ended June 30, 2005 and 2006, the 4% preferred stock dividends were approximately $0.1 million and for each of the six-month periods ended June 30, 2005 and 2006, were approximately $0.2 million, and are included in the calculation of net loss attributable to common stockholders on the condensed consolidated statements of operations. During the six months ended June 30, 2005, 271 series A preferred shares (stated value of approximately $0.3 million) along with accrued dividends (less than $0.1 million) were exchanged for 160 shares of our series I preferred stock.

Warrants

     During the six months ended June 30, 2006, in conjunction with the issuance of convertible notes, we issued warrants to Carole Salkind to acquire an aggregate of 1,492,000,000 shares of our common stock at exercise prices of the greater of par value (currently $0.01) or of prices ranging from $0.0020 to $0.0037 per share. We estimated the fair value of the warrants at the dates of issuance was $2.9 million utilizing the Black-Scholes option pricing model. Based upon an allocation of a portion of the proceeds to the fair values of the warrants, we recorded a discount to the convertible notes issued to Carole Salkind of $2.9 million during the six months ended June 30, 2006.

10.  Related Parties:

Carole Salkind and Affiliates

     During the six months ended June 30, 2006, we issued twenty-two 8% convertible notes in aggregate principal amount of $98.8 million and three 12% convertible notes in aggregate principal amount of $2.5 million, along with five-year warrants as outlined above (see Note 9). Of these notes, $94.7 million mature six months from the respective dates of issuance and $6.6 million are due upon the earlier of demand or six months from the respective dates of issuance (see Note 6). Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured notes to her, we will pay the legal fees she incurs as a result of certain legal matters (see Note 11).

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

     In March 2005, we issued 510 shares of our series I convertible preferred stock to Steven Salkind, Carole Salkind's son, in exchange for an aggregate of accrued consulting fees of approximately $0.5 million including amounts accrued through June 12, 2005, representing all consulting fees payable in cash to various entities affiliated with Carole Salkind pursuant to expired or expiring consulting agreements (but not to Morton Salkind personally pursuant to his January 2005 agreement). These consulting fees had previously been assigned to Steven Salkind by these entities.

Incentive Compensation of Management

     On March 31, 2005, three executives agreed to waive a portion of their incentive bonus earned in 2004. The amounts waived were approximately $0.3 million, $0.1 million and $0.2 million for our Chief Executive Officer, President and Chief Financial Officer, respectively. Further, the payment of a portion of their remaining bonus amounts is subject to certain limitations. In addition, effective January 1, 2005, this bonus arrangement was revised to calculate bonuses based on certain actual cash inflows. Bonuses based on equity or financing cash inflows ceased effective September 30, 2005. Effective September 30, 2005, bonuses are calculated based on a percentage of product sales, licenses, royalties and similar revenue.

Spyder Technologies Group, LLC

     On December 16, 2005, we, Artera Group and Spyder Technologies Group, LLC, a company in which our Chairman and Chief Executive Officer, Michael Parrella, and members of his family have interests, entered into a consulting agreement, pursuant to which, among other things:

          o Spyder serves as a consultant to Artera Group and performs certain computer and data processing services for which Spyder receives a cash consulting fee of $365 per day;
          o Spyder assigned to Artera Group any and all of Spyder's rights in certain intellectual property developed by Spyder prior to the date of the consulting agreement, for which Spyder will receive a fee of 2% of the net revenue received by Artera Group from its "Rev the Web" service; and
          o Spyder assigned to Artera Group any and all of Spyder's rights in certain intellectual property developed by Spyder from and after the date of the consulting agreement.

     For the three and six months ended June 30, 2006, Spyder earned technical consulting fees of $23,360 and $46,060, respectively.

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

     On January 4, 2006, the plaintiffs filed a second revised complaint. On January 27, 2006, we filed a motion to strike six counts set forth in the plaintiffs' second revised complaint, including certain claims of breach of contract and breach of contractual representation and warranties against various corporate defendants and claims of breach of fiduciary duty against Mr. Parrella. On April 28, 2006, the court struck four of the six claims, including two claims against Mr. Parrella on the basis that these two claims could not be properly joined in this lawsuit. On June 19, 2006, the plaintiffs filed a request to file a second substitute complaint, and on June 30, 2006, we filed an objection to this request. This motion is currently pending before the court. Discovery in the case is ongoing.

     In November 2005, Messrs. Metcoff and Wilson filed a separate complaint against John McCloy, Sam Oolie, Irene Lebovics, our President, and Cy Hammond, our Chief Financial Officer (all current or former members of our Board of Directors), in Connecticut state court asserting claims against them for breaches of fiduciary duty and unfair trade practices in connection with the transactions relating to the August 29, 2000 Agreement and Plan of Merger. The damages, punitive damages, interest and attorneys' fees sought in the complaint are for unspecified amounts. Messrs. McCloy, Oolie and Hammond and Ms. Lebovics have indicated to us that they intend to deny the allegations against them. On December 5, 2005, Metcoff and Wilson filed an amended complaint. On May 19, 2006, the plaintiffs filed a motion to add Mr. Parrella as an additional defendant and to further amend their amended complaint, primarily to add to this lawsuit the two claims against Mr. Parrella that were struck by the court in the first lawsuit. On June 9, 2006, the plaintiffs filed a second amended complaint, which included Mr. Parrella as an additional defendant. On August 4, 2006, the five defendants in this action filed a request to revise the second amended complaint. This motion is currently pending before the court.

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

     Carole Salkind has demanded that we indemnify her, in connection with her security interests under our promissory notes to her, for legal fees she incurs in the action against her. Through June 30, 2006, Ms. Salkind incurred approximately $0.1 million in legal fees, of which we have paid approximately half. At June 30, 2006, our accrued liability for these legal fees was less than $0.1 million.

     Reference is made to our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, for further information regarding the foregoing as well as other litigation related matters. We believe there are no other patent infringement claims, litigation, matters or unasserted claims other than the matters discussed above or in our most recent Form 10-K, as amended, that could have a material adverse effect on our financial position and results of operations.

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

     During the three and six months ended June 30, 2006, no geographic information for revenue from external customers or for long-lived assets is disclosed as our primary markets and capital investments were concentrated in the United States. Revenue from our discontinued operations (Note 13) has been reclassified and is, therefore, not included in the revenue amounts presented below.

     Reportable segment data for the three and six months ended June 30, 2005 and June 30, 2006, is as follows:



(In thousands)
For the three months ended               Communi-                             Reportable        Other       Consoli-      Grand
June 30, 2005 (As Restated)              cations     Media     Technology      Segments       Corporate      dating       Total
--------------------------------------  ---------  ---------  -------------  -------------   ----------    ----------  -----------
 License Fees and Royalties - External  $    259   $      -   $        69    $      328      $       3     $      (3)  $     328
 Other Revenue - External                    513          3             -           516              -             -         516
 Revenue - Other Operating Segments         (243)         -             -          (243)             4           239           -
 Net (Loss) Income                        (3,188)    (1,681)          146        (4,723)       (17,111)          595     (21,239)
 Segment Assets                           14,104     21,887           758        36,749          2,253       (33,977)      5,025

(In thousands)
For the three months ended               Communi-                             Reportable        Other       Consoli-      Grand
June 30, 2006                            cations     Media     Technology      Segments       Corporate      dating       Total
--------------------------------------  ---------  ---------  -------------  -------------   ----------    ----------  -----------
 License Fees and Royalties - External  $     27   $      -   $        30    $       57      $       4     $      (5)  $      56
 Other Revenue - External                    471          2             -           473              -             -         473
 Revenue - Other Operating Segments          227          -             -           227              5          (232)          -
 Net (Loss) Income                        (4,111)    (1,900)          194        (5,817)         2,932        (5,267)     (8,152)
 Segment Assets                           12,051     20,157           692        32,900          2,796       (31,877)      3,819

(In thousands)
For the six months ended                 Communi-                             Reportable        Other       Consoli-      Grand
June 30, 2005 (As Restated)              cations     Media     Technology      Segments       Corporate      dating       Total
--------------------------------------  ---------  ---------  -------------  -------------   ----------    ----------  -----------
 License Fees and Royalties - External  $    889   $    535   $        69    $    1,493      $       9     $      (9)  $   1,493
 Other Revenue - External                    983          5             -           988              -             -         988
 Revenue - Other Operating Segments           28          -             -            28              9           (37)          -
 Net (Loss) Income                        (5,869)    (2,704)          220        (8,353)       (54,744)       22,030     (41,067)
 Segment Assets                           14,104     21,887           758        36,749          2,253       (33,977)      5,025

(In thousands)
For the six months ended                 Communi-                             Reportable        Other       Consoli-      Grand
June 30, 2006                            cations       Media   Technology      Segments       Corporate      dating       Total
--------------------------------------  ---------  ---------  -------------  -------------   ----------    ----------  -----------
 License Fees and Royalties - External  $    457        $ -   $        57    $      514      $     223     $    (224)  $     513
 Other Revenue - External                    970          4             -           974              -             -         974
 Revenue - Other Operating Segments          485          -             -           485              9          (494)          -
 Net (Loss) Income                        (7,643)    (3,721)          353       (11,011)        20,757       (31,874)    (22,128)
 Segment Assets                           12,051     20,157           692        32,900          2,796       (31,877)      3,819

13.  Discontinued Operations:

     In September 2005, we decided to modify the business model for our Hospital Radio Network ("HRN") business. Beginning October 1, 2005, instead of continuing to directly operate this business, under our modified business model, we are licensing our proprietary technology used in this business to third parties. In exchange, we will receive a percentage of the advertising revenue generated by these third parties through existing and new installations of our Sight & Sound systems in health care facilities. Our initial licensee is a company whose president is a former operations manager of HRN.

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

     The results of operations from this business are reflected in the statements of operations as "Loss from discontinued operations" and are summarized as follows:


                                                    (In thousands of dollars)
                                                  Three months      Six months
                                                     ended            ended
                                                 June 30, 2005    June 30, 2005
                                                ---------------  ---------------
Net revenue                                                $12              $48
                                                ---------------  ---------------

Cost of sales                                                1                2
Selling, general and administrative expense                 15               30
Research and development expense                            66              132
                                                ---------------  ---------------
Costs and expenses                                          82              164

                                                ---------------  ---------------
Loss from discontinued operations                         ($70)           ($116)
                                                ===============  ===============

14.  Subsequent Events:

     On July 10, 2006, we issued Carole Salkind an 8% convertible note in the principal amount of $1.1 million for which Ms. Salkind paid us $0.5 million in cash. This note is due upon demand, but in no event later than six months from the date of issuance. Also on July 10, 2006, we issued Carole Salkind a 12% convertible note in the principal amount of $0.7 million to cure our default on payment of the quarterly interest installment due under the $5.0 million note dated December 22, 2004. The principal amount of this note represents the interest installment due July 1, 2006 (approximately $0.2 million), default interest thereon of less than $0.1 million and interest default penalty (10% of the then outstanding principal) of $0.5 million. This note matures six months from the date of issuance. On July 31, 2006, we issued Carole Salkind an 8% convertible note in the principal amount of $0.6 million for which Ms. Salkind paid us $0.3 million in cash. This note is due upon demand, but in no event later than six months from the date of issuance. Also on July 31, 2006, we issued Carole Salkind an 8% convertible note in the principal amount of $0.8 million to cure our default under a note dated January 11, 2006. The principal amount of this note represents the aggregate principal rolled over (approximately $0.4 million), default penalty (10% of the principal in default) of less than $0.1 million, accrued interest of less than $0.1 million and an original issue discount of approximately $0.4 million. On August 2, 2006, we issued Carole Salkind an 8% convertible note in the principal amount of $0.8 million to cure our default under a note dated January 24, 2006. The principal amount of this note represents the aggregate principal rolled over (approximately $0.4 million), default penalty (10% of the principal in default) of less than $0.1 million, accrued interest of less than $0.01 million and an original issue discount of approximately $0.4 million. These latter two notes mature six months from the respective dates of issuance. On August 16, 2006, we issued Carole Salkind an 8% convertible note in the principal amount of $0.6 million for which Ms. Salkind paid us $0.3 million in cash. This note is due upon demand, but in no event later than six months from the date of issuance.

     The convertible notes are secured by substantially all of our assets. The notes bear interest at the stated rate until the due date of the notes, or until demand is made for repayment of the $1.1 million or the two $0.6 million notes, and bear interest at a default rate equal to the stated rate of interest plus 5% on any amount of principal or interest that is not paid when due or upon demand. Interest is payable upon maturity of the notes or upon demand for repayment of the $1.1 million or the two $0.6 million notes. At the election of Ms. Salkind, the July 10, July 31, and August 2, 2006 notes may be converted into shares of our common stock at a conversion price per share equal to the greater of (i) $0.0019 or (ii) the par value of our common stock on the date of conversion, and the August 16, 2006 note may be converted into shares of our common stock at a conversion price per share equal to the greater of (i) $0.0022 or (ii) the par value of our common stock on the date of conversion. At the election of Ms. Salkind, the notes may be exchanged for shares of common stock of any of our subsidiaries (except Pro Tech ) that makes a public offering of its common stock (at the public offering price). The notes contain events of default, any one of which (if not cured) triggers a default penalty of 10% of the then outstanding principal. If triggered, the default penalty, along with the outstanding principal and accrued interest, becomes immediately due and payable. Events of default include the failure to pay principal and interest when due and the failure to issue shares of common stock upon exercise of conversion rights.

     As of August 16, 2006, we were in default of an aggregate of $75.4 million of secured convertible notes issued to Carole Salkind (consisting of four 8% convertible notes in the aggregate principal amount of $74.7 million and one 12% convertible note in the principal amount of $0.7 million). One 8% convertible note in the principal amount of $31.6 million has been in default for more than 30 days. Since January 2001, we generally have defaulted on the repayment of obligations owed to Ms. Salkind as they become due and have refinanced the matured notes, along with accrued interest and penalties, into new notes within a short time after default. We expect to refinance all of the existing matured notes as well, and we are currently negotiating with Ms. Salkind the refinancing of substantially all of our indebtedness to her, not just the notes currently in default. However, we can give no assurances with respect to the terms or any such refinancing or whether such a refinancing will occur.

     In July 2006, Crammer Road converted 15 shares of our series H preferred stock (stated value of $150,000) along with accrued dividends thereon into 17,455,890 shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Concerning Forward-Looking Statements

     This report contains forward-looking statements, in accordance with Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current estimates, expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical facts. These statements are often identified by words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "plan," "may," "should," "will," "would" and similar expressions. These forward-looking statements are based on information currently available to us and are subject to numerous risks and uncertainties that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, the forward-looking statements we make in this report. Important factors that could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this report include:

     o our ability to generate sufficient revenue to sustain our current level of operations and to execute our business plan;
     o    our ability to obtain additional financing when necessary;
     o    our substantial level of indebtedness;
     o    the level of demand for our products and services;
     o    the level and intensity of competition in our industries;
     o our ability to develop new products and the market's acceptance of these products;
     o    our ability to maintain and expand our strategic relationships;
     o    our ability to protect our intellectual property;
     o    difficulties or delays in manufacturing;
     o    our ability to effectively manage our operating costs;
     o    our ability to attract and retain key personnel; and
     o additional factors discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005 and our other filings with the Securities and Exchange Commission.

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

Overview

     We design products and develop and license technologies based upon our portfolio of patents and related proprietary rights and extensive technological know-how. Our business operations are organized into three operating segments: communications, media and technology. Our operating revenue consists primarily of technology licensing fees and royalties and product sales. Operating revenue for the six months ended June 30, 2006 consisted of approximately 34.5% in technology licensing fees and royalties, 65.2% in product sales and 0.3% in other revenue. The mix of our revenue sources during any reporting period may have a material impact on our operating results. In particular, our execution of technology licensing agreements and the timing of the revenue recognized from these agreements has not been predictable.

Going Concern Risks

     Since inception, we have experienced substantial recurring losses, which amounted to $411.7 million on a cumulative basis through June 30, 2006. Internally generated funds from our revenue sources have not been sufficient to cover our operating costs. The ability of our revenue sources, especially technology license fees, royalties and product sales to generate significant cash for our operations is critical to our long-term success. We cannot predict whether we will be successful in obtaining market acceptance of our new products or technologies or in completing our current licensing agreement negotiations. To the extent our internally generated funds are not adequate, we believe that we will need to obtain additional working capital through equity and/or debt financings.

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

     Our management believes that currently available funds will not be sufficient to sustain our operations at current levels through the next six months. These funds consist of available cash and the funding derived from our revenue sources. At June 30, 2006, our cash and cash equivalents amounted to $0.3 million and our working capital deficit was $157.5 million. We have been able to continue our operations by raising additional working capital through the sale of convertible notes. We have been primarily dependent upon funding from Carole Salkind for the past several years. In the event that external financing is not available or timely, we will be required to substantially reduce our level of operations in order to conserve cash. These reductions could have an adverse effect on our relationships with our customers and suppliers. Reducing operating expenses and capital expenditures alone may not be adequate, and continuation as a going concern is dependent upon the level of funding realized from our internal and external funding sources, all of which are currently uncertain.

     Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern is dependent upon, among other things, the achievement of future profitable operations and the ability to generate sufficient cash from operations, equity and/or debt financings and other funding sources to meet our obligations. The uncertainties described in the preceding paragraphs raise substantial doubt at June 30, 2006 about our ability to continue as a going concern. Our accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

     The following discussion of our financial condition and results of operations is based on the condensed consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we evaluate our estimates, including those related to amortization and potential impairment of intangible assets and goodwill. Actual results may differ from these estimates under different assumptions or conditions.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based upon assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. During the six months ended June 30, 2006, there were no significant changes to the critical accounting policies and estimates that we disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, except our impairment of intangible assets as discussed below and our required adoption of SFAS No. 123(R), "Share-Based Payment".

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

     Annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, we test our goodwill for impairment. We also recognize an impairment loss on goodwill acquired upon the acquisition of stock held by minority stockholders of subsidiaries if the subsidiary's minority interest has no carrying value, the subsidiary has a capital deficit and the projected future operating results of the subsidiary are not positive. At December 31, 2005, we evaluated the goodwill allocated to our Advancel reporting unit and our NCT Hearing reporting unit and determined no impairment existed for Advancel or NCT Hearing. At June 30, 2006, our goodwill consisting of the Advancel and NCT Hearing reporting units was $1.3 million. Our next annual evaluation is planned for December 31, 2006.

     Patent rights and other intangible assets with finite useful lives, which includes the cost to acquire rights to patents and other rights under licenses, are stated at cost and amortized using the straight-line method over the remaining useful lives, ranging from one to seventeen years. Amortization expense for each of the six months ended June 30, 2005 and 2006 was less than $0.1 million. At June 30, 2006, our patent rights and other intangibles, net were $0.7 million.

     We evaluate the remaining useful life of intangible assets with finite useful lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the evaluation determines that the intangible asset's remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. We evaluate our intangible assets with finite useful lives for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The testing for impairment includes evaluating the undiscounted cash flows of the asset and the remaining period of amortization or useful life. The factors used in evaluating the undiscounted cash flows include current operating results, projected future operating results and cash flows and any other material factors that may affect the continuity or the usefulness of the asset. If impairment exists, the intangible asset is written down to its fair value based upon discounted cash flows. Our results of operations would be impacted whether we impair assets or accelerate their amortization. In light of our continuing losses, a potential indicator of impairment, we test our patent rights and other intangible assets with finite useful lives for impairment at each reporting period.

     Based on an evaluation as of June 30, 2006, our subsidiary, Pro Tech Communications, Inc., determined an impairment was present with respect to our license granted to Pro Tech. The impairment charge to Pro Tech, on its accounting records, was $1.5 million. After consolidation of Pro Tech's results of operations in our financial statements, the resulting impairment was approximately $0.2 million, representing the minority shareholders' portion of Pro Tech's impairment recognized in our condensed consolidated statements of operations for the three months and six months ended June 30, 2006. Our next evaluation is planned for our next reporting date.

Accounting for Derivative Instruments

     We have issued and outstanding convertible debt, options, warrants and certain convertible equity instruments with embedded derivative features which we analyze in accordance with SFAS No. 133 and EITF No. 00-19, to determine the proper accounting classification for these instruments. Under EITF No. 00-19, instruments containing an embedded derivative on the date of sale or issuance are recorded as liabilities based on their fair value utilizing an appropriate valuation model. The instrument is classified as a liability and is marked-to-market and adjusted to fair value at each reporting date and the change in fair value is recorded in other income (expense). In addition, freestanding warrants and non-employee options are accounted for as equity instruments or liabilities in accordance with the provisions of EITF No. 00-19. Because, as of June 30, 2006, we did not have a sufficient number of available and authorized shares for the conversion or exercise of all outstanding instruments, certain convertible equity instruments and all freestanding warrants and non-employee options are recorded at fair value, marked-to-market at each reporting date, and are carried on a separate line of the accompanying balance sheet.

Stock-Based Compensation

     Effective January 1, 2006, we adopted SFAS No. 123(R). We elected to use the modified prospective transition method, and accordingly, prior period results were not restated to reflect the impact of SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with APB Opinion No. 25. As a result, the recognition of employee stock-based compensation expense was generally limited to the expense attributed to restricted stock awards and stock option modifications, if any.

     As of June 30, 2006, there was no unrecognized stock compensation related to unvested awards (net of estimated forfeitures) expected to be recognized over future periods because all awards were vested at December 31, 2005.

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

     Revenue. Total revenue for the three months ended June 30, 2006 was $0.5 million compared to $0.8 million for same period in 2005, a decrease of $0.3 million, or 37.5%, resulting primarily from a decline in our royalties. Total revenue for the three months ended June 30, 2006 consisted of approximately 10.6% in technology licensing fees and royalties, 89.2% in product sales and 0.2% in other revenue compared to the three months ended June 30, 2005 of approximately 38.9% in technology licensing fees and royalties, 61.0% in product sales and 0.1% of other revenue.

     Technology licensing fees and royalties were $0.1 million for the three months ended June 30, 2006 compared to $0.3 million for the same period in 2005, a decrease of $0.2 million, or 66.7%. This decrease was due primarily to an expected decline in royalties received from Sharp Corporation. In May 2005, we learned that our ClearSpeech algorithm would not be incorporated by Sharp in its next generation product. We believe that royalties received in the three months ended June 30, 2006 were the final royalties to be received from Sharp with respect to this algorithm. Our revenue from Sharp for the three months ended June 30, 2006 was less than $0.1 million compared to $0.2 million for the same period in 2005.

     Product sales were $0.5 million for each of the three months ended June 30, 2006 and 2005. Gross profit on product sales, as a percentage of product sales, for the three months ended June 30, 2006 and 2005 was 49.4% and 50.3%, respectively. For each of the three months ended June 30, 2006 and 2005, in excess of 99% of our product sales were attributable to our communications segment. The mix of our product sales within the communications segment for the three months ended June 30, 2006 included 63.7% of Pro Tech products and 17.3% of Artera Turbo subscriptions, whereas the same period in the prior year included 66.8% of Pro Tech products and 17.3% of Artera Turbo subscriptions. Our subscriber base that generated the Artera Turbo product sales for the three months ended June 30, 2006 and 2005 consisted of residential and small business users.

     Costs and expenses. Total costs and expenses for the three months ended June 30, 2006 were $8.7 million compared to $22.0 million for the same period in 2005, a decrease of $13.3 million, or 60.5%, due to a $8.9 million decrease in interest expense, a $4.2 million decrease in non-operating other (income) expense, net, a $0.3 million decrease in selling, general and administrative expenses, and a $0.1 million decrease in research and development expenses.

     For the three months ended June 30, 2006, selling, general and administrative expenses totaled $1.7 million compared to $2.0 million for the three months ended June 30, 2005, a decrease of $0.3 million, or 15.0%. The decline in selling, general and administrative expenses reflected lower compensation costs (attributable to fewer personnel as well as revised bonus arrangements), reduced outside consultant services, lower advertising and trade show expenses and lower travel expenses.

     Research and development expenses for the three months ended June 30, 2006 were $0.9 million compared to $1.0 million for the three months ended June 30, 2005, a decrease of $0.1 million, or 10.0%, primarily due to lower compensation costs and patent expenses. Our research and development efforts are primarily devoted to enhancing our Artea Turbo service offerings.

     We incurred an impairment charge of approximately $0.2 million for the three months ended June 30, 2006 as a result of an impairment in the value of our license granted to our Pro Tech subsidiary. There was no similar charge for the same three-month period in 2005.

     For the three months ended June 30, 2006, other (income) expense, net totaled ($0.6) million compared to $3.6 million for the three months ended June 30, 2005, a decrease in expense of $4.2 million, or 116.7%. The decrease was primarily attributable to a $4.2 million gain resulting from the adjustment of the fair value of outstanding options, warrants and certain convertible equity instruments and $1.2 million in costs associated with non-conversion of preferred stock incurred in 2005, but not in 2006 (subsequently waived and reversed in the third quarter of 2005) by a preferred stockholder, partially offset by an increase of $1.4 million in default penalties on stockholder convertible notes.

     For the three months ended June 30, 2006, interest expense, net totaled $6.3 million compared to $15.2 million for the three months ended June 30, 2005, a decrease of $8.9 million, or 58.6%. The decrease in interest expense was primarily attributable to a decrease in the amortization of beneficial conversion features ($6.9 million) and original issue discounts ($2.7 million), partially offset by an increase in the interest incurred on our debt ($0.8 million) due to an increase in our outstanding indebtedness. The original issue discounts and beneficial conversion features arising from the allocation of proceeds to the fair value of warrants was lower in the three months ended June 30, 2006 compared to the same period in 2005 because, although our stock price traded lower than in 2005, we used our par value as the exercise or conversion price in the calculation of fair value for instruments with exercise or conversion prices below par due to legal restrictions on issuance of shares at a price less than par value. Interest expense for the three months ended June 30, 2006 included amortization of original issue discounts of $3.6 million, amortization of beneficial conversion features of $0.3 million and interest accrued on our outstanding debt of $2.3 million. Interest expense for the three months ended June 30, 2005 included amortization of original issue discounts of $6.3 million, amortization of beneficial conversion features of $7.2 million and interest incurred on our outstanding debt of $1.5 million. In addition, each of the three months ended June 30, 2006 and 2005 included $0.2 million interest expense attributable to dividends on preferred stock and subsidiary preferred stock classified as liabilities.

     For the three months ended June 30, 2005, the consolidated net loss included a loss from discontinued operations of less than $0.1 million. The loss was the result of modifying the business model for operating our Hospital Radio Network business in September 2005 such that instead of continuing to directly operate this business, we are licensing our proprietary technology used in this business to third parties. In exchange, we will receive a percentage of the advertising revenue generated by these third parties through existing and new installations of our Sight & Sound systems in health care facilities.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

     Revenue. Total revenue for the six months ended June 30, 2006 was $1.5 million compared to $2.5 million for same period in 2005, a decrease of $1.0 million, or 40.0%, primarily the result of having fully recognized the remaining $0.5 million of revenue from the New Transducers Ltd. ("NXT") license in the six months ended June 30, 2005. We also experienced a decline of approximately $0.5 million in our royalties, including a decline of $0.2 million from Sharp Corporation during the six months ended June 30, 2006. Total revenue for the six months ended June 30, 2006 consisted of approximately 34.5% in technology licensing fees and royalties, 65.2% in product sales and 0.3% in other revenue compared to the six months ended June 30, 2005 of approximately 60.2% in technology licensing fees and royalties, 39.8% in product sales and zero of other revenue.

     Technology licensing fees and royalties were $0.5 million for the six months ended June 30, 2006 compared to $1.5 million for the same period in 2005, a decrease of $1.0 million, or 66.7%. This decrease was due primarily to having fully recognized revenue from the NXT license in 2005 and having experienced the expected decline in royalties received from Sharp in 2006. In May 2005, we learned that our ClearSpeech algorithm would not be incorporated by Sharp in its next generation product. We believe that royalties received in the six months ended June 30, 2006 were the final royalties to be received from Sharp with respect to this algorithm. Our revenue from Sharp for the six months ended June 30, 2006 was $0.2 million compared to $0.4 million for the same period in 2005.

     Product sales were $1.0 million for each of the six months ended June 30, 2006 and 2005. Gross profit on product sales, as a percentage of product sales, for the six months ended June 30, 2006 and 2005 was 51.5% and 56.9%, respectively. The decline in the gross profit margin was primarily due to the increase in discounted sales to distributors in our consumer audio market. For each of the six months ended June 30, 2006 and 2005, in excess of 99% of our product sales were attributable to our communications segment. The mix of our product sales within the communications segment for the six months ended June 30, 2006 included 63.2% of Pro Tech products and 16.5% of Artera Turbo subscriptions, whereas the same period in the prior year included 64.6% of Pro Tech products and 18.2% of Artera Turbo subscriptions. Our subscriber base that generated the Artera Turbo product sales for the six months ended June 30, 2006 and 2005 consisted of residential and small business users.

     Costs and expenses. Total costs and expenses for the six months ended June 30, 2006 were $23.6 million compared to $43.4 million for the same period in 2005, a decrease of $19.8 million, or 45.6%, due primarily to a $17.8 million decrease in interest expense and a $2.3 million decrease in other (income) expense, net.

     For the six months ended June 30, 2006, selling, general and administrative expenses totaled $3.4 million compared to $3.2 million for the six months ended June 30, 2005, an increase of $0.2 million, or 6.3%. This increase was due primarily to the waiver in 2005 by three executives of a portion of their incentive bonus earned in years before 2005. The bonus amounts waived in 2005 were approximately $0.3 million, $0.1 million and $0.2 million for our Chief Executive Officer, President and Chief Financial Officer, respectively. Excluding the effect of this waiver, our selling, general and administrative expenses in the six months ended June 30, 2006 compared to the same 2005 period reflected decreased compensation-related costs, promotional expenses and outside consultant expenses.

     Research and development expenses for the six months ended June 30, 2006 were $1.8 million compared to $2.1 million for the six months ended June 30, 2005, a decrease of $0.3 million, or 14.3%, primarily due to completion of development projects. Our research and development efforts are primarily devoted to enhancing our Artera Turbo service offerings.

     We incurred an impairment charge of approximately $0.2 million for the six months ended June 30, 2006 as a result of an impairment in the value of our license granted to our Pro Tech subsidiary. There was no similar charge for the same six-month period in 2005.

     For the six months ended June 30, 2006, other (income) expense, net totaled $2.1 million compared to $4.4 million for the six months ended June 30, 2005, a decrease in expenses of $2.3 million, or 52.3%. The decrease was primarily attributable to a $5.4 million gain resulting from the adjustment of the fair value of outstanding options, warrants and certain convertible equity instruments and $2.4 million in costs associated with non-conversion of preferred stock incurred in 2005, but not in 2006 (subsequently waived and reversed in the third quarter of 2005) by a preferred stockholder, partially offset by an increase of $5.9 million in default penalties on stockholder convertible notes.

     For the six months ended June 30, 2006, interest expense, net totaled $15.5 million compared to $33.3 million for the six months ended June 30, 2005, an decrease of $17.8 million, or 53.5%. The decrease in interest expense was primarily attributable to a decrease in the amortization of beneficial conversion features ($13.4 million) and original issue discounts ($5.8 million), partially offset by an increase in the interest incurred on our debt ($1.4 million) due to an increase in our outstanding indebtedness. The original issue discounts and beneficial conversion features arising from the allocation of proceeds to the fair value of warrants was lower in the six months ended June 30, 2006 compared to the same period in 2005 because, although our stock price traded lower than in 2005, we used our par value as the exercise or conversion price in the calculation of fair value for instruments with exercise or conversion prices below par due to legal restrictions on issuance of shares at a price less than par value. Interest expense for the six months ended June 30, 2006 included amortization of original issue discounts of $8.2 million, amortization of beneficial conversion features of $2.6 million and interest accrued on our outstanding debt of $4.4 million. Interest expense for the six months ended June 30, 2005 included amortization of original issue discounts of $14.0 million, amortization of beneficial conversion features of $16.0 million and interest incurred on our outstanding debt of $3.0 million. In addition, the six months ended June 30, 2006 and 2005 included $0.3 million and $0.4 million, respectively, of interest expense attributable to dividends on preferred stock and subsidiary preferred stock classified as liabilities.

     For the six months ended June 30, 2005, the consolidated net loss included a loss from discontinued operations of $0.1 million. The loss was the result of modifying the business model for operating our Hospital Radio Network business in September 2005 such that instead of continuing to directly operate this business, we are licensing our proprietary technology used in this business to third parties. In exchange, we will receive a percentage of the advertising revenue generated by these third parties through existing and new installations of our Sight & Sound systems in health care facilities.

Liquidity and Capital Resources

     We have experienced substantial losses since inception, which have been recurring and amounted to $411.7 million on a cumulative basis through June 30, 2006. These losses, which include the costs for development of technologies and products for commercial use, have been funded primarily from:

     o    the issuance of our and our subsidiaries' convertible debt;
     o    the sale of our and our subsidiaries' common stock;
     o    the sale of our and our subsidiaries' convertible preferred stock;
     o    technology licensing fees;
     o    royalties;
     o    product sales; and
     o    other revenue.

     We believe that internally generated funds are currently insufficient to meet our short-term and long-term operating and capital requirements. These funds include available cash and cash equivalents and revenue derived from technology licensing fees and royalties and product sales. Our ability to continue as a going concern is substantially dependent upon future levels of funding from our revenue sources, which are currently uncertain. Since we are unable to generate sufficient revenue to sustain our current level of operations and to execute our business plan, we will need to obtain additional financing to maintain our current level of operations. We are attempting to obtain additional working capital through debt and/or equity financings. However, we can give no assurance that additional financing will be available to us on acceptable terms or at all. At our 2005 annual meeting of stockholders, held on June 28, 2005, our stockholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of our common stock to 5.622 billion shares. This increase in the number of our authorized shares of common stock, however, is not sufficient for us to satisfy potential requests for conversions and exchanges of our and our subsidiaries' derivative securities. The failure to obtain any necessary additional financing would have a material adverse effect on us, including causing a substantial reduction in the level of our operations. These reductions, in turn, could have a material adverse effect on our relationships with our licensees, customers and suppliers. The uncertainty surrounding future levels of funding from our revenue sources and the availability of any necessary additional financing raises substantial doubt at June 30, 2006 about our ability to continue as a going concern.

     We have entered into financing transactions because internally generated funding sources have been insufficient to maintain our operations. Our financing transactions to fund our business pursuits during the six months ended June 30, 2006 are described in the notes to the condensed consolidated financial statements. In 2006, we have continued to be primarily dependent upon funding from Carole Salkind. Although we do not have a formal agreement requiring her to do so, we believe that Ms. Salkind will continue to provide funds to us. Our belief that funding from her will continue is based primarily upon her continued funding of us during 2004, 2005 and to date in 2006 despite our failure to repay her notes as they matured. However, we have no legally binding assurance that Ms. Salkind will continue to fund us in the short-term or that the amount, timing and duration of the funding from her will be adequate to sustain our business operations.

     Our monthly use of operating cash during each of the six months ended June 30, 2005 and 2006 was $0.7 million. In the absence of a significant infusion of new capital, we anticipate that our monthly use of cash over the next 12 months will not exceed this approximate level, assuming continued funding from Carole Salkind or other sources to satisfy the amounts not funded by royalty collections and product sales. Of our monthly cash expenditures, $0.6 million is used currently to fund payroll and payroll-related costs (such as taxes and health insurance) and the balance is used for other operating expenses (including rents, utilities and arrearage arrangements).

     At June 30, 2006, our cash and cash equivalents aggregated $0.3 million and our working capital deficit was $157.5 million, compared to a deficit of $136.8 million at December 31, 2005, a $20.7 million deterioration. Our current assets were $1.1 million at June 30, 2006 compared to $1.5 million at December 31, 2005. Our current liabilities were $158.5 million at June 30, 2006 compared to $138.4 million at December 31, 2005. The $20.1 million increase in current liabilities was due primarily to increased indebtedness to Carole Salkind of $24.0 million (net of discounts) and an increase in accrued expenses of $1.0 million, partially offset by decreases in derivative liabilities of $4.2 million and preferred stock subject to conversion into a variable number of shares of $0.6 million. At June 30, 2006, our current liabilities consisted of indebtedness ($102.8 million), accrued liabilities ($16.4 million), other current liabilities ($7.0 million), preferred stock subject to conversion into a variable number of shares of common stock ($24.6 million), derivative liabilities ($3.7 million), accounts payable ($3.0 million), deferred revenue ($0.4 million) and shares of subsidiary subject to exchange rights ($0.7 million). Most of our indebtedness (and accrued interest thereon) is convertible into shares of our common stock and may be converted to the extent we have sufficient shares of authorized but unissued common stock.

     At June 30, 2006, we were in default of $0.5 million of our notes payable and $5.1 million of our convertible notes. The following table summarizes our indebtedness in default at June 30, 2006:


                                                             (In millions)
                                                   New            Defaults
                            Indebtedness         Defaults           Cured         Indebtedness
                             In Default           during           during          In Default
                             12/31/05           the Period       the Period         6/30/06
                           -------------      --------------    -------------   ----------------
Notes Payable:
Former Employees / Other   $        0.5 (a)   $           -     $          -    $           0.5 (a)

Convertible Notes:
Carole Salkind Notes                0.6 (a)           78.0 (a)         (78.6)                 -
8% Notes                            2.6 (a,b)                             -                2.6 (a,b)
6% Notes                            2.5 (a)                               -                2.5 (a)
                           -------------      --------------    -------------   ----------------
  Subtotal                          5.7               78.0            (78.6)               5.1
                           -------------      --------------    -------------   ----------------
Grand Total                $        6.2       $        78.0     $      (78.6)   $           5.6
                           =============      ==============    =============   ================

Footnotes:
---------
     (a)  Default due to nonpayment.
     (b)  Default due to cross default provision (default on other debt).

     Net cash used in operating activities for the six months ended June 30, 2006 was $3.9 million due primarily to the 2006 net loss of $22.1 million, as adjusted to reconcile to net cash.

     Our deferred revenue balance at June 30, 2006 was $0.4 million. No additional cash will be realized from our deferred revenue balance.

     Net cash provided by financing activities was $3.8 million for the six months ended June 30, 2006 and was primarily due to the proceeds from issuance of convertible notes to Ms. Salkind for cash consideration of $3.9 million. The cash proceeds from debt issued in the six months ended June 30, 2006 was primarily used for working capital purposes.

     At June 30, 2006, our short-term debt was $102.8 million (comprised of $106.4 million face value of outstanding convertible notes payable and $0.6 million of outstanding notes payable), shown net of discounts of approximately $4.2 million on our condensed consolidated balance sheet, compared to $78.6 million of short-term debt, net at December 31, 2005, an increase of $24.2 million due primarily to debt issued to Carole Salkind.

     During the six months ended June 30, 2006, we issued an aggregate of $101.3 million of convertible notes (twenty-two 8% notes in the aggregate principal amount of $98.8 million and three 12% notes in the aggregate principal amount of $2.5 million). Of these notes, $94.7 million mature six months from the respective dates of issuance and $6.6 million mature upon the earlier of demand or six months from the respective dates of issuance. Consideration for these notes was $3.9 million in cash, refinancing of $78.6 million in principal for matured notes, $3.6 million of interest, $8.9 million of default penalties (including interest default penalties aggregating $1.0 million) and $6.3 million of original issue discounts ($2.7 million arising from cash consideration in an amount less than the face value of the related notes and $3.6 million arising from refinanced notes). Carole Salkind has demanded, and we have agreed, that to the extent required in connection with her security interests under our secured notes to her, we will pay the legal fees she incurs as a result of certain legal matters.

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

     In addition, many of the factors that affect our ability to access the capital markets, such as the liquidity of the overall capital markets and the current state of the economy, are outside of our control. We can give no assurance that we will be able to access the capital markets on favorable terms. In addition, our subsidiaries are at a stage where they may not separately be able to obtain financing or other funding based upon their lack of or limited performance history.

     In July 2005, we entered into a second amended and restated private equity credit agreement with Crammer Road that superseded and replaced our amended and restated private equity credit agreement dated as of September 30, 2004. The new credit agreement gives us the right to sell to Crammer Road shares of our common stock having an aggregate value of up to $50.0 million pursuant to puts made by us. The agreement requires us to sell to Crammer Road at least an aggregate of $5.0 million of our common stock at a 7% discount from the market value of our common stock determined at the time of a put. Through June 30, 2006, we have sold a total of 18,756,756 shares of our common stock to Crammer Road pursuant to our private equity credit agreement for gross proceeds of $0.1 million, at prices determined pursuant to the provisions of the agreement, which prices were less than $0.01 per share, the current par value of our common stock. Delaware law restricts sales of unissued shares of common stock at a price less than the par value of the common stock. We do not intend to sell shares pursuant to the private equity credit agreement when the purchase price of such shares would be less than the par value of our common stock.

     Because the purchase price of our common stock under the private equity credit agreement currently would be less than the par value of our common stock, we are currently unable to sell shares under the agreement. If and when available to us, we intend to use the 2005 private equity credit agreement to raise additional cash. However, the equity credit line may not be a reliable source of new cash capital for us. We must maintain an active trading market able to absorb large quantities of traded shares of our common stock. If the market for our common stock has an insufficient volume of shares traded, large quantities of shares of our common stock sold by Crammer Road to satisfy our puts may drive the price of our common stock lower due to lack of demand for those shares. In addition, the shares to be issued to Crammer Road under the private equity credit agreement will be issued at a 7% discount to the average of the three lowest closing bid prices for the ten trading days immediately following the notice date of a put. Based on this discount, Crammer Road has an incentive to sell immediately to realize the gain on the 7% discount. These discounted sales could cause our stock price to decline. A significant downward pressure on the price of our common stock caused by the sale of material amounts of common stock under the private equity credit agreement could encourage short sales by third parties. These sales could place additional downward pressure on the price of our common stock by increasing the number of shares being sold.

     We have no lines of credit with banks or other lending institutions and, therefore, have no unused borrowing capacity.

Capital Expenditures

     There were no material commitments for capital expenditures as of June 30, 2006 and no material commitments are expected in the near future. In connection with our industrial safety earmuff, we have expended 25% of the $0.1 million in tooling costs and accrued the remaining tooling costs.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2006 were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

Changes in Internal Controls

     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     For  a  discussion  of  recent   developments   involving   material  legal
proceedings, see "Note 11 - Litigation" included in the notes to the condensed consolidated financial statements herein.

ITEM 1A.  RISK FACTORS

     There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     As of August 16, 2006, we were in default of an aggregate of $75.4 million of secured convertible notes issued to Carole Salkind (consisting of four 8% convertible notes in the aggregate principal amount of $74.7 million and one 12% convertible note in the principal amount of $0.7 million). One 8% convertible note in the principal amount of $31.6 million has been in default for more than 30 days. Since January 2001, we generally have defaulted on the repayment of obligations owed to Ms. Salkind as they become due and have refinanced the matured notes, along with accrued interest and penalties, into new notes within a short time after default. We expect to refinance all of the existing matured notes as well, and we are currently negotiating with Ms. Salkind the refinancing of substantially all of our indebtedness to her, not just the notes currently in default. However, we can give no assurances with respect to the terms or any such refinancing or whether such a refinancing will occur.

ITEM 6.   EXHIBITS

10.1(a) Form of Secured Convertible Note (demand) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.1(a) of the registrant's Current Report on Form 8-K dated December 22, 2005 (File No. 0-18267)).

10.1(b) Schedule of Secured Convertible Notes (demand) issued by NCT Group, Inc. to Carole Salkind during the three months ended June 30, 2006.

10.2(a) Form of Secured Convertible Note (refinancings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.2(a) of the registrant's Current Report on Form 8-K dated December 7, 2005 (File No. 0-18267)).

10.2(b)   Schedule of Secured  Convertible Notes (refinancings after October 31,
          2005) issued by NCT Group, Inc. to Carole Salkind during the three months ended June 30, 2006.

10.3(a) Form of Warrant (new financing after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.3(a) of the registrant's Current Report on Form 8-K dated December 7, 2005 (File No. 0-18267)).

10.3(b) Schedule of Warrants (new financings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind during the three months ended June 30, 2006.

10.4(a) Form of Warrant (refinancings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.4(a) of the registrant's Current Report on Form 8-K dated December 7, 2005 (File No. 0-18267)).

10.4(b) Schedule of Warrants (refinancings after October 31, 2005) issued by NCT Group, Inc. to Carole Salkind during the three months ended June 30, 2006.

10.5(a) Form of 12% Secured Convertible Note issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.11(a) to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-18267).

10.5(b) Schedule of 12% Secured Convertible Notes issued by NCT Group, Inc. to Carole Salkind during the three months ended June 30, 2006.

10.6(a) Form of 12% Secured Convertible Note (refinancings) issued by NCT Group, Inc. to Carole Salkind (incorporated by reference to Exhibit 10.4(a) of the registrant's Current Report on Form 8-K dated April 25,
          2006).

10.6(b) Schedule of 12% Secured Convertible Note (refinancings) issued by NCT Group, Inc. to Carole Salkind during the three months ended June 30, 2006.

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


Dated: August 18, 2006